Form 10-Q
period 1999-03-31
HUDSON CITY BANCORP INC
filed 1999-06-28
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended:     MARCH 31, 1999

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


  For the transition period from ________________ to ________________________

                         Commission File Number: 0-26001

                            HUDSON CITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                          22-3640393
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification No.)


        West 80 Century Road
        Paramus, New Jersey                                     07652
(Address of Principal Executive Offices)                     (Zip Code)


                                 (201) 967-1900
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes / /            No  /X/



         As of March 31, 1999, there were -0- shares of common stock, $0.01 par value, outstanding.

                           HUDSON CITY BANCORP, INC.
                                   FORM 10-Q

                               CONTENTS OF REPORT

                                                                                                              Page No.
PART I - FINANCIAL INFORMATION
          Item 1. - Financial Statements of Hudson City Savings Bank
                  Statements of Condition (Unaudited) - March 31, 1999 and December 31, 1998 ...............     3
                  Statements of Income (Unaudited) - Three months ended March 31, 1999 and 1998 ............     4
                  Statements of Cash Flows (Unaudited) - Three months ended March 31, 1999 and 1998 ........     5
                  Notes to the Financial Statements ........................................................     6
          Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations...     8
          Item 3. - Quantitative and Qualitative Disclosures About Market Risk .............................    15

PART II - OTHER INFORMATION
          Item 1. - Legal Proceedings ......................................................................    16
          Item 2. - Changes in Securities and Use of Proceeds ..............................................    17
          Item 3. - Defaults Upon Senior Securities ........................................................    17
          Item 4. - Submission of Matters to a Vote of Security Holders ....................................    17
          Item 5. - Other Information ......................................................................    17
          Item 6. - Exhibits and Reports on Form 8-K .......................................................    17

SIGNATURES .................................................................................................    18


         EXPLANATORY NOTE: This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential". Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Savings Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, and legislative and regulatory conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from Hudson City Savings Bank's operations and investments.

PART 1 - FINANCIAL INFORMATION
   ITEM 1. - FINANCIAL STATEMENTS


                            Hudson City Savings Bank
                             Statements of Condition
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                              1999               1998
                                                                          -----------        ------------
                                                                                  (In thousands)
Assets:
Cash and due from banks ..............................................    $    55,349        $   87,075
Federal funds sold ...................................................         30,500            69,800
                                                                          -----------        ----------
       Total cash and cash equivalents ...............................         85,849           156,875

Investment securities held to maturity, market value of $1,431 at
  March 31, 1999 and $1,420 at December 31, 1998 .....................          1,394             1,393

Investment securities available for sale, at market value ............        860,517           785,031

Mortgage-backed securities held to maturity, market value of
  $3,139,467 at March 31, 1999 and $3,106,369 at December 31, 1998 ...      3,106,592         3,070,931

Loans ................................................................      3,744,975         3,659,407
      Less:
            Deferred loan fees .......................................         10,654            11,146
            Allowance for loan losses ................................         18,295            17,712
                                                                          -----------        ----------
               Net loans .............................................      3,716,026         3,630,549

Foreclosed real estate, net ..........................................          1,293             1,026

Accrued interest receivable ..........................................         48,394            49,041

Banking premises and equipment, net ..................................         28,693            29,064

Other assets .........................................................         31,150            28,350
                                                                          -----------        ----------

         Total Assets ................................................    $ 7,879,908        $7,752,260
                                                                          ===========        ==========

Liabilities and Equity:
Deposits:
   Interest-bearing ..................................................    $ 6,602,299        $6,494,278
   Non-interest-bearing ..............................................        298,830           313,061
                                                                          -----------        ----------
       Total deposits ................................................      6,901,129         6,807,339

Accrued expenses and other liabilities ...............................         57,889            44,315
                                                                          -----------        ----------

       Total liabilities .............................................      6,959,018         6,851,654
                                                                          -----------        ----------

Retained  earnings ...................................................        924,190           899,933
Accumulated other comprehensive (loss) income ........................         (3,300)              673
                                                                          -----------        ----------
       Total equity ..................................................        920,890           900,606
                                                                          -----------        ----------

         Total Liabilities and Equity ................................    $ 7,879,908        $7,752,260
                                                                          ===========        ==========


See accompanying notes to financial statements.

                            Hudson City Savings Bank
                              Statements of Income
                                   (Unaudited)

                                                                    For the three months ended
                                                                             March 31,
                                                                       1999           1998
                                                                     --------       --------
                                                                          (In thousands)
Interest income:
     Interest and fees on first mortgage loans ..................    $ 65,933       $ 64,227
     Interest and fees on consumer and other loans ..............       1,725          1,865
     Interest on mortgage-backed securities .....................      48,234         50,839
     Interest on investment securities held to maturity:
           Taxable ..............................................          15             10
           Exempt from federal taxes ............................           7             15
     Interest and dividends on investment securities available
      for sale - taxable ........................................      13,489         12,067
     Interest on federal funds sold .............................         665            761
                                                                     --------       --------
                Total interest income ...........................     130,068        129,784

Interest expense on deposits ....................................      74,790         76,752
                                                                     --------       --------

           Net interest income ..................................      55,278         53,032

Provision for loan losses .......................................         600            600
                                                                     --------       --------

           Net interest income after provision for loan losses...      54,678         52,432
                                                                     --------       --------

Non-interest income:
           Service charges and other income .....................       1,206          1,153
           Gains on net securities transactions .................          --             --
                                                                     --------       --------
                Total non-interest income .......................       1,206          1,153
                                                                     --------       --------

Non-interest expense:
           Salaries and employee benefits .......................      10,915         10,704
           Net occupancy expense ................................       2,946          2,739
           Federal deposit insurance assessment .................         200            197
           Amortization of  goodwill ............................         360            403
           Computer and related services ........................         287            274
           Other expense ........................................       2,519          2,338
                                                                     --------       --------
                Total non-interest expense ......................      17,227         16,655
                                                                     --------       --------

                Income before income tax expense ................      38,657         36,930

Income tax expense ..............................................      14,400         13,175
                                                                     --------       --------

                Net income ......................................    $ 24,257       $ 23,755
                                                                     ========       ========


See accompanying notes to financial statements.

                            Hudson City Savings Bank
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                  For the three months ended
                                                                                           March 31,
                                                                                     1999             1998
                                                                                   ---------        ---------
                                                                                         (In thousands)
Cash Flows from Operating Activities:
       Net Income ..........................................................       $  24,257        $  23,755
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, accretion and amortization
            expense ........................................................           1,943            1,209
          Provision for loan losses ........................................             600              600
          Net proceeds from sales of foreclosed real estate ................             593            1,234
          Decrease in accrued interest  receivable .........................             647            2,451
          (Increase) decrease in other assets ..............................            (725)             321
          Increase in accrued expenses and other liabilities ...............          13,574           15,096
                                                                                   ---------        ---------
Net Cash Provided by Operating Activities ..................................          40,889           44,666
                                                                                   ---------        ---------

Cash Flows from Investing Activities:
       Net increase in loans ...............................................         (41,484)         (25,294)
       Purchases of loans ..................................................         (44,561)          (2,640)
       Principal collection of mortgage-backed securities ..................         327,025          234,279
       Purchases of mortgage-backed securities .............................        (364,488)        (206,518)
       Purchases of investment securities held to maturity .................              --             (303)
       Proceeds from maturities and calls of
            investment securities available for sale .......................         374,023          165,761
       Purchases of investment securities available for sale ...............        (455,749)        (316,973)
       Purchases of premises and equipment, net ............................            (471)            (868)
                                                                                   ---------        ---------
Net Cash Used in Investing Activities ......................................        (205,705)        (152,556)
                                                                                   ---------        ---------

Cash Flows from Financing Activities:
       Net increase in deposits ............................................          93,790          133,883
                                                                                   ---------        ---------
Net Cash  Provided by Financing Activities .................................          93,790          133,883
                                                                                   ---------        ---------

Net (Decrease) Increase in Cash and Cash Equivalents .......................         (71,026)          25,993


Cash and Cash Equivalents at Beginning of Period ...........................         156,875           95,674


                                                                                   ---------        ---------
Cash and Cash Equivalents at End of Period .................................       $  85,849        $ 121,667
                                                                                   =========        =========
Supplemental Disclosures:
       Interest paid .......................................................       $  74,992        $  76,955
                                                                                   =========        =========
       Income taxes paid ...................................................       $     361        $      --
                                                                                   =========        =========


See accompanying notes to financial statements.

                            HUDSON CITY SAVINGS BANK
                        NOTES TO THE FINANCIAL STATEMENTS


1. - BASIS OF PRESENTATION

         Hudson City Bancorp, Inc. ("Company") is a Delaware corporation organized in March 1999 by Hudson City Savings Bank ("Bank") in connection with the conversion and reorganization of the Bank from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure ("Reorganization"), as described more fully in Note 2. As of March 31, 1999 the Company had not yet issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Accordingly, the unaudited financial statements, notes to the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented are for the Bank. No pro forma effect has been given to the sale of the Company's common stock in the Reorganization.

         In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The financial statements presented should be read in conjunction with the Bank's audited December 31, 1998 financial statements and notes to the financial statements included in the Company's Prospectus dated May 14, 1999, which is a part of the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74383).


2. - PLAN OF REORGANIZATION


         On February 11, 1999, the Board of Managers of the Bank adopted a Plan of Reorganization and Stock Issuance ("Plan"), whereby the Bank will convert and reorganize from a New Jersey-chartered mutual savings bank into a two-tiered mutual savings bank holding company structure. Under the terms of the Plan, Hudson City Savings Bank will become a wholly-owned subsidiary of the Company. The Company will become a majority-owned subsidiary of Hudson City, MHC, a New Jersey-chartered mutual savings bank holding company ("MHC").

         In connection with the Reorganization, the Company is offering for sale to its depositors and the public 47% of its common stock. The number of shares of common stock to be sold and the price for such shares will be determined by the Board of Managers based upon an appraisal of the Bank to be made by an independent appraisal firm.

         The Plan provides that when the Reorganization is completed, a "liquidation account" will be established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the Reorganization. The liquidation account is established to provide a limited priority claim to the assets of the Bank to "eligible account holders" and "supplemental eligible account holders", as defined in the Plan, who continue to maintain deposits in the Bank after the Reorganization. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and

                            HUDSON CITY SAVINGS BANK
                        NOTES TO THE FINANCIAL STATEMENTS

supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank's common stock. This distribution would be based upon each eligible account holder's and supplemental account holder's proportionate share of the then total remaining qualifying deposits.

         Direct costs of the Reorganization will be deferred and will reduce the proceeds of the offering. If the Reorganization is not completed, all costs will be charged to expense.


3. - COMPREHENSIVE INCOME

         Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale.

         Total comprehensive income during the periods is as follows:

                                                                      For the three months ended March 31,
                                                                            1999            1998
                                                                       --------------   --------------

Net income ............................................................    $ 24,257        $ 23,755

Other comprehensive income:
            Unrealized holding loss on securities available for sale...      (3,973)           (414)
                                                                           --------        --------
Total comprehensive income ............................................    $ 20,284        $ 23,341
                                                                           ========        ========

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

         At March 31, 1999, Hudson City Bancorp, Inc. had not yet issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Upon the closing of the reorganization of Hudson City Savings Bank described in Note 2 to the unaudited financial statements, Hudson City Bancorp will own all of the issued and outstanding capital stock of Hudson City Savings. Accordingly, the following discussion relates to the financial statements of Hudson City Savings included herein.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31,
1998

         Hudson City Savings' total assets increased $127.6 million, or 1.6%, to $7.88 billion at March 31, 1999 from $7.75 billion at December 31, 1998.

         At March 31, 1999, loans increased $85.6 million, or 2.3%, to $3.74 billion, while investment securities available for sale increased $75.5 million, or 9.6%, to $860.5 million. Mortgage-backed securities, which amounted to 39.4% of total assets at March 31, 1999, increased $35.7 million, or 1.2%, to $3.11 billion at March 31, 1999 from $3.07 billion at December 31, 1998. These increases reflect our continued strategy of emphasizing the origination of one- to four-family residential loans, supplemented by the purchase of investment securities and mortgage-backed securities. Additionally, there was a shift of funds from total cash and cash equivalents to higher-yielding loans and securities as cash and due from banks decreased $31.8 million, or 36.5%, to $55.3 million and federal funds sold decreased $39.3 million, or 56.3%, to $30.5 million at March 31, 1999. We believe that the decline in cash and cash equivalents did not adversely impact our overall liquidity position at March 31, 1999.

         The growth in total assets was funded primarily by an increase of $93.8 million, or 1.4%, in total deposits to $6.90 billion at March 31, 1999 from $6.81 billion at December 31, 1998. Within the mix of total deposits, interest-bearing deposits, primarily short-term time deposits, increased $108.0 million, or 1.7%, to $6.60 billion at March 31, 1999. The growth in interest-bearing deposits reflects our strategy of offering competitive interest rates on time deposits. Partially offsetting the increase in interest-bearing deposits was a $14.3 million, or 4.6%, decrease in non-interest-bearing deposits, particularly demand accounts and official checks, to $298.8 million at March 31, 1999 from $313.1 million at December 31, 1998, reflecting normal fluctuations in demand type accounts and an increase in customer direct deposits at year end.

         Total equity increased $20.3 million, or 2.3%, to $920.9 million at March 31, 1999 from $900.6 million at December 31, 1998. The increase resulted from net income of $24.3 million for the three months ended March 31, 1999, partially offset by a $4.0 million decrease in accumulated other comprehensive income due to a decline in the market value of investment securities available for sale.

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999
AND 1998

         General. Net income for the quarter ended March 31, 1999 was $24.3 million compared with $23.8 million for the quarter ended March 31, 1998. The $0.5 million, or 2.1%, increase is primarily attributable to a $2.0 million decrease in interest expense on deposits which was offset in part by a $1.2 million increase in income tax expense, and a $0.5 million increase in non-interest expense.

         Interest Income. Total interest income remained relatively stable, increasing $0.3 million, or 0.2%, to $130.1 million for the quarter ended March 31, 1999 compared with $129.8 million for the quarter ended March 31, 1998. Interest and fees on first mortgage loans increased $1.7 million, or 2.6%, to $65.9 million and interest and dividends on investment securities available for sale-taxable increased $1.4 million, or 11.6%, to $13.5 million for the three months ended March 31, 1999 compared with the corresponding prior year quarter. These increases were offset by a $2.6 million, or 5.1%, decrease in interest on mortgage-backed securities to $48.2 million for the quarter ended March 31, 1999 compared with $50.8 million for the quarter ended March 31, 1998.

         The average balance of total interest-earning assets increased $411.6 million, or 5.7%, to $7.64 billion for the three months ended March 31, 1999 compared with $7.22 billion for the corresponding quarter of the prior year. This increase was primarily attributable to a $201.8 million, or 6.0%, increase in the average balance of first mortgage loans, net to $3.57 billion, a $144.2 million, or 20.4%, increase to $852.4 million in the average balance of investment securities, and a $63.1 million, or 2.1%, increase to $3.07 billion in the average balance of mortgage-backed securities. These increases reflect our strategy of controlled internal growth and increasing interest income while managing our interest rate risk.

         For the three months ended March 31, 1999, the impact on interest income from the increase in the average balance of total interest-earning assets was offset by a 38 basis point decrease in the annualized average yield on total interest-earning assets to 6.81% compared with 7.19% for the corresponding quarter in the prior year. The sustained low interest rate environment continued to result in the downward repricing of our interest-earning assets for the three months ended March 31, 1999. Additionally, the average yield on our first mortgage loans in the first quarter of 1999 was impacted by the refinancing of our customers' existing loans to loans with lower interest rates during 1998, which activity continued during the first quarter of 1999.

         Interest Expense. Interest expense on deposits decreased $2.0 million, or 2.6%, to $74.8 million for the first quarter of 1999 from $76.8 million for the first quarter of 1998. Interest on time deposits, which accounted for 87.5% of interest on deposits for the quarter ended March 31, 1999, decreased $1.5 million, or 2.3%, to $65.5 million from the corresponding period of the prior year.

         The average balance of total interest-bearing liabilities increased $287.8 million, or 4.6%, to $6.53 billion for the quarter ended March 31, 1999 compared with the corresponding quarter of 1998. Of that increase, $278.8 million, or 96.9%, can be attributed to an increase to $5.10 billion in the average balance of time deposits . The impact on interest expense from the increase in the average balance of total interest-bearing liabilities was offset, however, by a 34 basis point decrease in the annualized average cost of total interest-bearing liabilities to 4.64% compared with 4.98% for the first

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q


quarter of 1998. Among our various deposit account types, the largest decrease in the annualized average cost occurred in time deposits, which decreased to 5.20% for the quarter ended March 31, 1999 from 5.63% for the quarter ended March 31, 1998. The decrease in the annualized average cost of total interest-bearing liabilities reflects the downward repricing of our interest-bearing liabilities as a result of the lower interest rate environment.

         Net Interest Income. Net interest income increased 4.3%, or $2.3 million, to $55.3 million for the first quarter of 1999 compared with $53.0 million for the first quarter of 1998 primarily due to decreased interest expense. On an annualized basis, our net interest spread declined slightly to 2.17% for the quarter ended March 31, 1999 from 2.20% for the comparable quarter of 1998. Additionally, our annualized net interest margin decreased slightly to 2.84% from 2.88%.

         Provision for Loan Losses. Our provision for loan losses was $0.6 million for each of the quarters ended March 31, 1999 and 1998. The allowance for loan losses at March 31, 1999 was $18.3 million compared with $16.1 million at March 31, 1998. The allowance for loan losses at December 31, 1998 was $17.7 million. Non-performing loans at March 31, 1999 were $13.5 million compared with $15.3 million at December 31, 1998 and $15.8 million at March 31, 1998. The current level of the provision for loan losses and the increase in the allowance for loan losses were primarily due to the continued growth in the loan portfolio and the overall stability of our loan quality.

         Non-Interest Income and Non-Interest Expense. Total non-interest income, consisting of service fees and other income, was $1.2 million for both of the quarters ended March 31, 1999 and 1998. Total non-interest expense, consisting primarily of salaries and employee benefits, net occupancy expense and other operating expenses, increased $0.5 million, to $17.2 million, for the quarter ended March 31, 1999 compared with $16.7 million for the quarter ended March 31, 1998. The increase in non-interest expense is primarily attributable to normal increases in salaries and employee benefits and occupancy expense.

         Our efficiency ratio for the first quarter of 1999 was 31.1% compared with 31.4% for the corresponding period in 1998. Our ratio of non-interest expense to average assets was 0.88% for the three months ended March 31, 1999 and 0.90% for the three months ended March 31, 1998.

         Income Taxes. Income tax expense increased $1.2 million, or 9.1 %, to $14.4 million for the three months ended March 31, 1999 compared with $13.2 million for the three months ended March 31, 1998, due to an increase in income before income tax expense and a higher effective tax rate in the first quarter of 1999 compared to the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also have a written agreement that allows us to borrow up to $25.0 million in federal funds from a

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q


correspondent bank. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements which allow us to borrow money using our securities as collateral. At March 31, 1999, we had no outstanding borrowings.

         Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

         Our primary investing activities are the origination and purchase of one- to four-family real estate loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. For the quarters ended March 31, 1999 and 1998, we originated and purchased loans of approximately $332.8 million and $190.3 million, respectively. Purchases of mortgage-backed securities through March 31, 1999 were $364.5 million and through March 31, 1998 were $206.5 million, while purchases of investment securities through March 31, 1999 were $455.7 million and through March 31, 1998 were $317.3 million.

         These investing activities were funded by deposit growth, principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities, and funds provided by our operating activities. Principal repayments on loans and mortgage-backed securities totaled $573.3 million for the quarter ended March 31, 1999 compared to $392.3 million for the quarter ended March 31, 1998. Maturities and calls of investment securities totaled $374.0 million through March 31, 1999 compared to $165.8 through March 31, 1998.

         At March 31, 1999, Hudson City Savings had outstanding loan commitments to borrowers of approximately $177.6 million and available home equity and overdraft lines of credit of approximately $54.3 million. Commitments to purchase mortgage-backed securities were approximately $198.8 million at March 31, 1999. Time deposit accounts scheduled to mature within one year were $4.87 billion at March 31, 1999. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings.

         We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet current funding commitments. We do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

         At March 31, 1999, we exceeded each of the applicable regulatory capital requirements. Our leverage (tier 1) capital was $923.1 million, or 11.83%, at March 31, 1999. In order to be classified as "well-capitalized" by the FDIC we were required to have leverage (tier 1) capital of $390.1 million, or 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a risk-based total capital ratio of 10.00%. At March 31, 1999, we had a risk-based total capital ratio of 39.73%.

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q


YEAR 2000 ISSUES

         General. A significant challenge that is confronting the business community, including the Bank and its competitors, centers on the inability of many computer systems and software applications to recognize the Year 2000 (referred to as the "Y2K issue"). Many existing computer systems and software applications originally were programmed to provide only two digits to identify the calendar year. With the Year 2000 ("Y2K") approaching, these systems and applications may recognize "00" as 1900 rather than the Year 2000.

          Failure by federally-regulated institutions, such as us, to adequately address the Y2K issue may result in supervisory action, including the reduction of the institution's supervisory rating, the denial of applications for approval of mergers or acquisitions, the denial of applications for approval of new branch openings, or the imposition of civil money penalties.

         Risk. Similar to other financial institutions and companies that utilize computer technology, our operations may be significantly affected by the Y2K issue because of its reliance on electronic data processing technology and date-sensitive information. The Y2K issue also impacts other aspects of our non-technical business processes. If the Y2K issue is not adequately addressed, and systems are not modified to properly identify the Year 2000, computer systems and software applications may fail or create erroneous information.

         We may not be able to process withdrawals or deposits, prepare bank statements, or engage in any of the many transactions that constitute our normal operations. Our inability to adequately address the Y2K issue could also have a significant adverse affect on our suppliers and service providers. Should we experience a Y2K failure that cannot readily be fixed, it may result in a significant adverse impact on our financial condition and results of operations.

         State of Readiness. The Board of Managers and senior management have consistently supported investment in established and proven technologies. Because of this philosophy, the Board of Managers and senior management have been actively engaged in managing the Year 2000 project. Management has consistently allocated both human and fiscal resources to this project to achieve the objectives and time frames mandated by FFIEC. As discussed below, we believe that we have considered all material Y2K issues and that we are taking proper action to address them.

         Our Action Plan for the Year 2000, in accordance with regulatory guidance, outlines our plans to achieve a successful transition to the Year 2000. The following summarizes the various phases of the Y2K plan.

         Awareness Phase - This initial phase of the Y2K project involved the appointment of the Y2K review team in August 1996 and the subsequent development of a formal Action Plan in June 1997. The review team, through the development of the Action Plan, identified the issues to be resolved, defined objectives to be achieved and outlined an approach to resolve our Y2K issues.

         Assessment Phase - During this phase, the review team, with significant input from department leaders, developed an inventory listing of all internal computer systems and software

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q


applications, as well as third-party vendors and suppliers upon whom we rely for goods and services. The Compliance Control Sheet identifies and monitors Y2K readiness for all systems and applications identified during this phase. Initially, we prioritized these items based on their perceived business impact on our operations. For all systems or applications identified as having Y2K issues, we decided to fix, upgrade, replace or abandon them. Although we update the Compliance Control Sheet as we acquire new items, and the status of individual items changes as systems go through subsequent phases, the assessment phase of the project is substantially complete.

         We have also reviewed our customer base to determine whether they pose any significant Y2K risks. Our customer base consists primarily of individual depositors and residential mortgage loan borrowers. We do not anticipate any significant Y2K risks posed by our potential borrowers as they are individuals or families seeking residential mortgage loans which would be collateralized by the underlying property. However, it is not possible at this time to evaluate the indirect risks which could be faced if the employers of our individual customers encounter unresolved Y2K issues.

         Renovation Phase - As previously discussed, our most mission critical system is an integrated financial systems software package that includes our loans, savings, general ledger, and other miscellaneous applications. This integrated mainframe software system was developed by, and is currently maintained and supported by, a recognized provider. The mainframe computer system was also manufactured by, and is currently maintained by, a well-known national computer hardware company.

          By July 1998, the Y2K upgrade for this package was put into current production without Y2K-related problems. Other significant systems have generally been upgraded to Y2K compliant versions of vendor-supported software. In certain situations, we have replaced existing non-compliant systems with new Y2K compliant hardware and software. We have relatively few data transmission interfaces with third-party servicers and substantially all of these systems have been renovated for Year 2000 compliance. We have no mission critical systems that we have developed on our own.

         The review team continues to monitor the Y2K progress of those third-parties who provide us with services or products to ensure that they are taking adequate measures in addressing the Y2K issue. We are seeking assurances from these third-parties as to their current Year 2000 compliance or that they are in the process of addressing the Y2K issue. However, we cannot assure you that these third-parties will be prepared for the Y2K issue. The failure of these third-parties to achieve Y2K compliance may have an adverse impact on our operations.

         Validation/Implementation Phases - In July 1998, after the Y2K compliant version of the integrated financial systems software package was put into current production, Y2K testing commenced by creating a separate test environment dedicated to this task. After initial testing by our information services department, we undertook a bank-wide testing initiative. The validation phase of this mission critical system was completed by December 31, 1998 and it will continue throughout 1999 as new, more routine, upgrades are received. During the testing process to date, we have not identified any significant Y2K problems relating to any upgraded system. All Y2K compliant upgraded systems have been installed and put into production.

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q


         Use of Resources. Managing the Year 2000 project has resulted in additional direct and indirect costs. The costs of the Y2K project have not been significant to date, and we believe that the total cost of the project will not be material to our results of operations or financial condition in any one year. Although we currently estimate that the total cost of the Y2K project, excluding the reallocation of internal resources, will be approximately $1.0 million, of which we have already incurred $0.8 million, we cannot guarantee that such costs would not become material in the future.

         Contingency Planning. Regulatory guidance provides that if a mission critical application or system has been remediated, tested and implemented, a remediation contingency plan is not required. Based on the overall progress of our Y2K project, specifically the testing and implementation results relative to the integrated financial systems software package, our review team has concluded that a remediation contingency plan is not required for mission critical applications.

         While we expect to complete our Y2K project in a timely manner, we cannot guarantee that the systems of other companies with whom we conduct business will also be completed in a timely manner. The failure of these entities to adequately address the Y2K issue could adversely affect our ability to conduct business.

         To address the risks associated with the failure of mission-critical systems at critical dates, we have developed a business resumption contingency plan. We have developed contingency or alternate plans for our mission-critical systems on a department-by-department basis in anticipation of potential unplanned system difficulties or third-party failures at January 1, 2000 or dates beyond. However, the review team understands that certain events beyond our control may diminish our ability to provide minimum levels of service. Management considers the worst-case scenario to be extended power outages and loss of telecommunications. Failure of these services will affect companies, individuals and the government, and cannot be remedied by anyone other than the responsible party. We are preparing to provide minimum levels of service during sporadic power outages and temporary telecommunications. However, during extensive losses of power and/or telecommunications, we may temporarily close our operations. In accordance with regulatory guidance, we have completed our business resumption contingency plan in a timely manner. We do not anticipate any adverse material impact on our operations as a result of the Y2K issue.

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

         Quantitative and qualitative disclosure about market risk is presented at December 31, 1998 in Hudson City Bancorp's Registration Statement on Form S-1, as amended (Registration No. 333-74383) filed with the Securities and Exchange Commission on May 7, 1999. The following is an update of the discussion provided therein.

         General. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Instead, our real estate loan portfolio, concentrated in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during this three month period and did not have any such hedging transactions in place at March 31, 1999. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

         GAP Analysis. At March 31, 1999, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $1.73 billion which represented a negative cumulative one-year interest rate sensitivity gap as a percent of assets of 22.0%. At December 31, 1998, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $1.29 billion which represented a negative cumulative one-year interest rate sensitivity gap as a percent of assets of 16.6%.

         Interest Rate Risk Compliance. Hudson City Savings continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 1998. Assuming a 100 basis point interest rate increase, the present value of equity would decrease $121.3 million, or 10.82%, at March 31, 1999 relative to the base (no rate change) scenario, compared with a $102.7 million, or 9.08%, decrease at December 31, 1998 relative to the base scenario. Assuming a 100 basis point interest rate decrease, the present value of equity would increase $30.5 million, or 2.72%, at March 31, 1999 relative to the base scenario, compared with a $12.7 million, or 1.13%, decrease at December 31, 1998 relative to the base scenario.

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

         Except for the cases described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

         On October 2, 1997, a purported class action entitled James W. Smith, et al. v. Hudson City Savings Bank (L-11184-97) was commenced in the Law Division of the Superior Court of New Jersey, Essex County against Hudson City Savings on behalf of persons who obtained loans from Hudson City Savings secured by residential real property in New Jersey, and who paid an attorney review fee to Hudson City Savings in connection with their loans. Plaintiffs allege that the potential class includes thousands of borrowers and involves millions of dollars in review fees. Plaintiffs claim that the attorney fees paid to Hudson City Savings violate a provision of New Jersey law which prescribes circumstances under which such fees can be charged by a lender and a provision of New Jersey law prohibiting consumer fraud. Plaintiffs seek an injunction, an order requiring a form of warning or public notice, compensatory damages, treble damages, costs, attorneys' fees, an order requiring disgorgement, interest and punitive damages. Hudson City Savings filed an answer denying liability. This suit was voluntarily stayed by the parties on or about September 9, 1998 pending the outcome of an appeal (the "Appeal") in certain other New Jersey attorney review fee lawsuits involving different parties.

         The Appeal, heard on a consolidated basis in the cases of Kelly v. Chase Manhattan Mortgage Corp., Iverson v. Collective Bank and Turner v. First Union, was decided by the Appellate Division of the Superior Court of New Jersey on or about July 9, 1998. The Appellate Division ruled, among other things, that lenders are permitted to charge attorney review fees for the review of loan documents submitted by a borrower or by the borrower's attorney and clarified the interpretation of part of the statute's language.

         Following the Appellate Division's decision in the Appeal, the Supreme Court of New Jersey granted a motion for leave to appeal on or about November 18, 1998 and a motion for leave to cross-appeal on or about January 27, 1999. The Supreme Court of New Jersey will review the Appellate Division's ruling in the Appeal. Meanwhile, the Smith action remains stayed.

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

         On or about April 30, 1998, a purported class action was commenced against Hudson City Savings in the Law Division of Superior Court of New Jersey, Bergen County entitled Elizabeth C. Bogdanowicz, et al. v. Hudson City Savings Bank (L-4110-98) on behalf of a putative class of persons who borrowed funds from Hudson City from and after January 29, 1993. Plaintiffs allege that the putative class consists of thousands of borrowers who were charged attorney review fees by Hudson City Savings. Plaintiffs claim that the attorney review fee violated the New Jersey fee statute. Plaintiffs also assert claims for unjust enrichment. Plaintiffs seek compensatory damages, costs, fees, injunctive relief and treble damages. This action has also been stayed voluntarily by the parties pending the outcome of the Appeal.

         We believe that these two lawsuits are without merit and we intend to aggressively defend our interest.

Item 2. - Changes in Securities and Use of Proceeds
                  Not applicable.

Item 3. - Defaults Upon Senior Securities
                  Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders
                  Not applicable.

Item 5. - Other Information
                  Not applicable.

Item 6. - Exhibits and Reports on Form 8-K
                  (a) Exhibit 27 - Hudson City Savings Bank Financial Data
                      Schedule - March 31, 1999.
                  (b) No reports on Form 8-K were filed during the quarter
                      ended March 31, 1999

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:                    Hudson City Bancorp, Inc.

Date: June 28, 1999            By:       /s/ Leonard S. Gudelski
                                        ----------------------------------------
                                         Leonard S. Gudelski
                                         Chairman and Chief Executive Officer



Date: June 28, 1999            By:       /s/ Ronald E. Hermance, Jr.
                                        ----------------------------------------
                                         Ronald E. Hermance, Jr.
                                         President and Chief Operating Officer
                                         (Principal Financial Officer)