Form 10-Q
period 1999-06-30
HUDSON CITY BANCORP INC
filed 1999-08-11
CIK 921847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended :      JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________________ to
__________________________

                         Commission File Number: 0-26001

                            HUDSON CITY BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                       22-3640393
                --------                                       ----------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

          West 80 Century Road
           Paramus, New Jersey                                   07652
           -------------------                                   -----
(Address of Principal Executive Offices)                       (Zip Code)


                                  (201)967-1900
                                  -------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes       /X/         No    /  /


     As of July 13, 1999, there were 115,638,300 shares of common stock, $0.01 par value, outstanding.

                           HUDSON CITY BANCORP, INC.
                                   FORM 10-Q
                               Contents of Report

                                                                        Page No.
PART I - FINANCIAL INFORMATION
    Item 1. - Financial Statements of Hudson City Savings Bank
          Statements of Condition - June 30, 1999 (Unaudited) and
          December 31, 1998................................................... 3
          Statements of Income (Unaudited) - For the three and six months ended June 30, 1999 and 1998........................................ 4
          Statements of Cash Flows (Unaudited) - Six months ended
          June 30, 1999 and 1998.............................................. 5
          Notes to the Financial Statements................................... 6
    Item 2. - Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................... 8
    Item 3. - Quantitative and Qualitative Disclosures About Market Risk......21

PART II - OTHER INFORMATION
    Item 1. - Legal Proceedings...............................................22
    Item 2. - Changes in Securities and Use of Proceeds.......................23
    Item 3. - Defaults Upon Senior Securities.................................23
    Item 4. - Submission of Matters to a Vote of Security Holders.............23
    Item 5. - Other Information...............................................23
    Item 6. - Exhibits and Reports on Form 8-K................................23

SIGNATURES....................................................................24


Explanatory Note: This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential". Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. and Hudson City Savings Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, and legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Bank's interest rate spread or other income anticipated from the Bank's operations and investments.

PART 1 - FINANCIAL INFORMATION
     Item 1. - Financial Statements

                            HUDSON CITY SAVINGS BANK
                            STATEMENTS OF CONDITION

                                                                    June 30,      December 31,
                                                                       1999           1998
                                                                   ------------   ------------
                                                                   (Unaudited)
                                                                         (In thousands)
ASSETS:
------
Cash and due from banks............................................$   59,183        87,075
Federal funds sold.................................................    62,500        69,800
                                                                   ----------    ----------
      Total cash and cash equivalents..............................   121,683       156,875

Investment securities held to maturity, market value of
$1,385 at June 30, 1999 and $1,402 at December 31, 1998............     1,379         1,393

Investment securities available for sale, at market value.......... 1,045,046       785,031

Mortgage-backed securities held to maturity, market value of
$3,122,817 at June 30, 1999 and $3,106,369 at December 31, 1998.... 3,105,597     3,070,931

Loans.............................................................. 3,847,218     3,659,407
  Less:
    Deferred loan fees.............................................    10,627        11,146
    Allowance for loan losses......................................    18,836        17,712
                                                                   ----------    ----------
      Net loans ................................................... 3,817,755     3,630,549

Foreclosed real estate, net........................................       587         1,026

Accrued interest receivable........................................    52,492        49,041

Banking premises and equipment, net................................    28,478        29,064

Other assets ......................................................    37,949        28,350
                                                                   ----------    ----------

    Total Assets                                                   $8,210,966    $7,752,260
                                                                   ==========    ==========

LIABILITIES AND EQUITY:
----------------------
Deposits:
  Interest-bearing.................................................$6,908,572     6,494,278
  Noninterest-bearing..............................................   319,220       313,061
                                                                   ----------     ---------
    Total deposits ................................................ 7,227,792     6,807,339

Accrued expenses and other liabilities.............................    44,002        44,315
                                                                   ----------     ---------
    Total liabilities ............................................. 7,271,794     6,851,654
                                                                   ----------     ---------

Retained earnings..................................................   949,125       899,933

Accumulated other comprehensive (loss)income.......................    (9,953)          673
                                                                   ----------     ---------
    Total equity ..................................................   939,172       900,606
                                                                   ----------     ---------

      Total Liabilities and  Equity................................$8,210,966    $7,752,260
                                                                   ==========    ==========


See accompanying notes to financial statements.

                            Hudson City Savings Bank
                              Statements of Income
                                   (Unaudited)

                                                              For the three months    For the six months
                                                                 ended June 30,         ended June 30,
                                                                1999         1998       1999       1998
                                                              ---------    --------   ---------  ---------
                                                                            (In thousands)
Interest Income:
     Interest and fees on first mortgage loans..............  $ 67,105     $ 64,530   $133,038   $128,757
     Interest and fees on consumer and other loans..........     1,765        1,787      3,490      3,652
     Interest on mortgage-backed securities.................    47,642       49,890     95,876    100,729
     Interest on investment securities held to maturity:
         Taxable............................................        15           19         30         29
         Exempt from federal taxes..........................         7            9         14         24
     Interest and dividends on investment securities
      available for sale - taxable..........................    13,667       13,539     27,156     25,606
     Interest on federal funds sold.........................       598          556      1,263      1,317
                                                              --------     --------   --------   --------
              Total interest income.........................   130,799      130,330    260,867    260,114

Interest expense on deposits................................    74,911       78,073    149,701    154,825
                                                              --------     --------   --------   --------
         Net interest income................................    55,888       52,257    111,166    105,289

Provision for loan losses...................................       550          600      1,150      1,200
                                                              --------     --------   --------   --------

    Net interest income after provision for loan losses.....    55,338       51,657    110,016    104,089
                                                              --------     --------   --------   --------

Non-interest income:
         Service charges and other income...................     1,141        1,186      2,347      2,339
         Gains on net securities transactions...............         1            0          1          0
                                                              --------     --------   --------   --------
              Total non-interest income.....................     1,142        1,186      2,348      2,339
                                                              --------     --------   --------   --------

Non-interest expense:
         Salaries and employee benefits.....................    10,807       10,158     21,722     20,862
         Net occupancy expense..............................     2,930        2,843      5,876      5,582
         Federal deposit insurance assessment...............       197          198        397        395
         Amortization of goodwill...........................       360          402        720        805
         Computer and related services......................       319          257        606        531
         Other expense......................................     2,332        2,143      4,851      4,481
                                                              --------     --------   --------   --------
              Total non-interest expense....................    16,945       16,001     34,172     32,656
                                                              --------     --------   --------   --------
              Income before income tax expense..............    39,535       36,842     78,192     73,772

Income tax expense..........................................    14,600       13,775     29,000     26,950
                                                              --------     --------   --------   --------
              Net income....................................  $ 24,935     $ 23,067   $ 49,192   $ 46,822
                                                              ========     ========   ========   ========


See accompanying notes to financial statements.

                            Hudson City Savings Bank
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       For the six month period
                                                                                 ended
                                                                               June 30,
                                                                          1999         1998
                                                                       ----------   ---------
                                                                           (In thousands)
Cash Flows from Operating Activities:
   Net Income........................................................  $  49,192    $  46,822
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation, accretion and amortization expense...............      4,084        2,488
      Provision for loan losses......................................      1,150        1,200
      Gains on net securities transactions..........................          (1)       -
      Deferred tax benefit...........................................     (1,220)      (1,765)
      Net proceeds from foreclosed real estate.......................      1,511        1,639
      Increase in accrued interest receivable........................     (3,451)      (5,168)
      Increase in other assets.......................................     (2,586)      (2,109)
      (Decrease) increase in accrued expenses and other liabilities..       (313)       2,929
                                                                       ---------    ---------
Net Cash Provided by Operating Activities............................     48,366       46,036
                                                                       ---------     --------
Cash Flows from Investing Activities:
      Net increase in loans..........................................   (139,566)     (69,547)
      Purchases of loans.............................................    (48,129)      (6,753)
      Principal collection of mortgage-backed securities.............    627,232      535,008
      Purchases of mortgage-backed securities............. ..........   (665,727)    (572,612)
      Proceeds from maturities and calls of investment
            securities held to maturity..............................         15           35
      Purchases of investment securities held to maturity............          -         (404)
      Proceeds from maturities and calls of
             investment securities available for sale................    423,630      234,836
      Purchases of investment securities available for sale..........   (700,350)    (366,896)
      Purchases of premises and equipment, net.......................     (1,116)      (1,940)
                                                                       ---------     --------
Net Cash Used in Investing Activities................................   (504,011)    (248,273)
                                                                       ---------     --------
Cash Flows from Financing Activities:
      Net increase in deposits.......................................    420,453      186,998
                                                                       ---------     --------
Net Cash Provided by Financing
Activities...........................................................    420,453      186,998
                                                                       ---------     --------
Net Decrease in Cash and Cash Equivalents............................    (35,192)     (15,239)

Cash and Cash Equivalents at Beginning of Period.....................    156,875       95,674

Cash and Cash Equivalents at End of Period...........................  $ 121,683     $ 80,435
                                                                       =========     ========
Supplemental Disclosures:
      Interest paid..................................................  $ 149,414     $155,262
                                                                       =========     ========
      Income taxes paid..............................................  $  31,796     $ 32,442
                                                                       =========     ========


See accompanying notes to financial statements.

                            HUDSON CITY SAVINGS BANK
                       NOTES TO THE FINANCIAL STATEMENTS

1. - BASIS OF PRESENTATION

     Hudson City Bancorp, Inc. ("Company") is a Delaware corporation organized in March 1999 by Hudson City Savings Bank ("Bank") in connection with the conversion and reorganization of the Bank from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure ("Reorganization"), as described more fully in Note 2. As of June 30, 1999 the Company had not yet issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Accordingly, the unaudited financial statements, notes to the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented are for the Bank. No pro forma effect has been given to the sale of the Company's common stock in the Reorganization.

     In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for the unaudited periods presented have beenincluded. The results of operations and other data presented for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The financial statements presented should be read in conjunction with the Bank's audited December 31, 1998 financial statements and notes to the financial statements included in the Company's Prospectus dated May 14, 1999, which is a part of the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74383).


2. - PLAN OF REORGANIZATION

     On February 11, 1999, the Board of Managers of the Bank adopted a Plan of Reorganization and Stock Issuance ("Plan"), whereby the Bank converted and reorganized from a New Jersey-chartered mutual savings bank into a two-tiered mutual savings bank holding company structure. The transactions contemplated by the Plan were completed on July 13, 1999. Under the terms of the Plan, the Bank became a wholly-owned subsidiary of the Company and received 50% of the net proceeds from the initial public offering of the Company's common stock. The Company became a majority-owned subsidiary of Hudson City, MHC, a New Jersey-chartered mutual savings bank holding company ("MHC").

     The Company sold 54,350,000 shares of its common stock, representing 47% of the outstanding shares of the Company, at $10.00 per share. The Company received net proceeds of $527,335,022. The number of shares of common stock sold and the price for such shares was determined by the Board of Managers based upon an appraisal of the Bank made by an independent appraisal firm. An additional 61,288,300 shares, or 53% of the outstanding shares of the Company, have been issued to the MHC. The Company's common stock commenced trading on July 13, 1999 on the Nasdaq National Market under the symbol "HCBK."

                            HUDSON CITY SAVINGS BANK
                       NOTES TO THE FINANCIAL STATEMENTS

3. - COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale.

     Total comprehensive income during the periods indicated is as follows:

                                               For the three months       For the six months
                                                  ended June 30,             ended June 30,
                                                1999          1998         1999         1998
                                              ---------    ----------   -----------  -----------
                                                                (In thousands)
Net income................................... $ 24,935      $23,067     $ 49,192     $ 46,822
Other comprehensive income:
        Unrealized holding (loss) gain on
           securities available for sale.....   (6,653)           6      (10,626)        (408)
                                              --------     --------     --------     --------
Total comprehensive income................... $ 18,282     $ 23,073     $ 38,566     $ 46,414
                                              ========     ========     ========     ========

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

     At June 30, 1999, the Company had not yet issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Accordingly, the following discussion relates to the financial statements of the Bank included herein. Effective upon the closing of the reorganization of the Bank on July 13, 1999 described in Note 2 to the unaudited financial statements, the Company owns all of the issued and outstanding capital stock of the Bank.


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

     The Bank's total assets increased $458.7 million, or 5.9%, to $8.21 billion at June 30, 1999 from $7.75 billion at December 31, 1998. This increase is primarily due to the receipt by the Company of approximately $303.6 million for the purchase of common stock of the Company, in connection with the Company's initial public offering, which funds were deposited in the Bank pending completion of the offering. The increase also reflects our growth through internal expansion.

     Loans increased $187.8 million, or 5.1%, to $3.85 billion at June 30, 1999 from $3.66 billion at December 31, 1998. Investment securities available for sale increased $260.0 million, or 33.1%, to $1.05 billion at June 30, 1999 from $785.0 million at December 31, 1998. Mortgage-backed securities, which represented 37.8% of total assets at June 30, 1999, increased $34.7 million, or 1.1%, to $3.11 billion from $3.07 billion at December 31, 1998. These increases reflected our emphasizing the origination of one- to four-family mortgage loans supplemented by the purchase of investment securities, mortgage-backed securities and mortgage loans. In addition, the funds received in the initial public offering of the Company and deposited in the Bank were primarily invested in short term securities, which resulted in the increase in investment securities available for sale. These increases were partially funded by a shift from total cash and cash equivalents to these higher-yielding assets as cash and due from banks decreased $27.9 million, or 32.0%, to $59.2 million at June 30, 1999 from $87.1 million at December 31, 1998. Federal funds sold, which is the investment of over-night liquidity, decreased $7.3 million, or 10.5%, to $62.5 million at June 30, 1999 from $69.8 million at December 31, 1998. We believe the decline in cash and cash equivalents did not adversely impact our overall liquidity position at June 30, 1999.

     The growth in assets was funded primarily by an increase of $420.5 million, or 6.2%, in total deposits to $7.23 billion at June 30, 1999 from $6.81 billion at December 31, 1998. Within the mix of deposits, interest-bearing deposits, primarily short-term time deposits, increased $414.3 million, or 6.4%, to $6.91 billion at June 30, 1999 from $6.49 billion at December 31, 1998. Of this increase in interest-bearing deposits, $303.6 million, or 73.3% of the increase, is attributable to the receipt of funds in connection with the initial public offering of the Company as discussed above. Time deposits increased $78.3 million, or 1.5%, to $5.13 billion at June 30, 1999 from $5.06 billion at December 31, 1998. Regular savings deposits increased $32.3 million, or 3.9%, to $865.1 million at June 30, 1999 from $832.8 million at December 31, 1998. The growth in our interest-bearing time and savings deposit accounts also reflects our offering of competitive interest rates on our deposit products.

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

     Total equity increased $38.6 million, or 4.3%, to $939.2 million at June 30, 1999 from $900.6 million at December 31, 1998. This increase resulted from net income of $49.2 million for the six months ended June 30, 1999, offset by a decrease of $10.6 million in accumulated other comprehensive income due to a decline in the market value of investment securities available for sale.

                            HUDSON CITY BANCORP, INC.

     AVERAGE BALANCE SHEET. The following tables present certain information regarding the Bank's financial condition and net interest income for the three and six month periods ended June 30, 1999 and 1998. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earnings assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees which we considered adjustments to yields.

                                                                             FOR THE THREE MONTH PERIODS ENDED JUNE 30,
                                                      ------------------------------------------------------------------------------
                                                                      1999                                    1998
                                                      --------------------------------------    ------------------------------------
                                                        Average                    Average         Average                  Average
                                                        Balance       Interest    Yield/Cost       Balance     Interest   Yield/Cost
                                                        -------       --------    ----------       -------     --------   ----------
ASSETS:                                                                                (Dollars in thousands)
INTEREST-EARNING ASSETS:
      First mortgage loans, net(1)................... $3,662,291      $ 67,105      7.33%        $3,393,123    $ 64,530       7.61%
      Consumer and other loans.......................     88,089         1,765      8.01             82,200       1,787       8.70
      Federal funds sold.............................     53,401           598      4.49             40,990         556       5.44
      Mortgage-backed securities.....................  3,093,812        47,642      6.16          3,011,197      49,890       6.63
      Investment securities..........................    879,829        13,689      6.22            805,440      13,567       6.74
                                                      ----------      --------                   ----------    --------
       Total interest-earning assets.................  7,777,422       130,799      6.73          7,332,950     130,330       7.11
                                                                      --------                                 --------
NON-INTEREST-EARNING ASSETS..........................    162,420                                    170,571
                                                      ----------                                 ---------
       TOTAL ASSETS.................................. $7,939,842                                 $7,503,521
                                                      ==========                                 =========
LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
      Savings accounts............................... $  883,567      $  5,800      2.63         $  840,601    $  5,829       2.78
      Interest-bearing demand accounts...............     98,541           519      2.11             91,344         486       2.13
      Money market accounts..........................    504,147         3,488      2.78            498,691       3,635       2.92
      Time deposits..................................  5,155,118        65,104      5.07          4,886,648      68,123       5.59
                                                      ----------      --------                   ----------    --------
       Total interest-bearing
       liabilities...................................  6,641,373        74,911      4.53          6,317,284      78,073       4.96
                                                      ----------      --------                   ----------    --------

NON-INTEREST-BEARING LIABILITIES:
      Non-interest-bearing deposits..................    308,203                                    288,260
      Other non-interest-bearing liabilities.........     55,627                                     54,512
                                                      ----------                                 ----------
       Total non-interest-bearing liabilities........    363,830                                    342,772
                                                      ----------                                 ----------
      Total liabilities..............................  7,005,203                                  6,660,056
      Equity.........................................    934,639                                    843,465
                                                      ----------                                 ----------
       TOTAL LIABILITIES AND EQUITY.................. $7,939,842                                 $7,503,521
                                                      ==========                                 ==========
Net interest income/net interest rate spread(2)......                 $ 55,888      2.20%                      $ 52,257       2.15%
                                                                      ========                                 ========
Net interest-earning assets/net interest margin(3)... $1,136,049                    2.86%        $1,015,666                   2.84%
                                                      ==========                                 ==========
Ratio of interest-earnings assets to
       interest-bearing liabilities..................                               1.17x                                     1.16x

___________________________________________________
(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.
(2) We determined net interest spread by subtracting the annualized weighted average cost of average interest-bearing liabilities from the annualized weighted average yield on average interest-earning assets.
(3) We determined net interest margin by dividing annualized net interest income by average interest-earning assets.

                           HUDSON CITY BANCORP, INC.

                                                                          FOR THE SIX MONTH PERIODS ENDED JUNE 30,
                                                       -----------------------------------------------------------------------------
                                                                      1999                                         1998
                                                       -------------------------------------       ---------------------------------
                                                        Average                    Average         Average                  Average
                                                        Balance       Interest    Yield/Cost       Balance     Interest   Yield/Cost
                                                        -------       --------    ----------       -------     --------   ----------
ASSETS:                                                                                (Dollars in thousands)
INTEREST-EARNING ASSETS:
       First mortgage loans, net (1)..............    $3,616,558      $133,038      7.36%        $3,380,885    $128,757      7.62%
       Consumer and other loans.....................      87,129         3,490      8.01             84,038       3,652      8.69
       Federal funds sold...........................      56,837         1,263      4.48             49,417       1,317      5.37
       Mortgage-backed securities...................   3,080,449        95,876      6.22          3,007,556     100,729      6.70
       Investment securities........................     866,177        27,200      6.28            757,107      25,659      6.78
                                                      ----------      --------                   ----------    --------
        Total interest-earning assets...............   7,707,150       260,867      6.77          7,279,003     260,114      7.15
                                                                      --------                                 --------
NON-INTEREST-EARNING ASSETS.........................     164,727                                    171,778
                                                      ----------                                 ----------
        TOTAL ASSETS................................  $7,871,877                                 $7,450,781
                                                      ==========                                 ==========
LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
       Savings accounts.............................. $  857,808      $ 11,191      2.63         $  837,125    $ 11,543      2.78
       Interest-bearing demand accounts..............     97,800         1,025      2.11             90,903         956      2.12
       Money market accounts.........................    503,190         6,927      2.78            498,333       7,226      2.92
       Time deposits.................................  5,128,284       130,558      5.13          4,854,699     135,100      5.61
                                                      ----------      --------                   ----------    --------
        Total interest-bearing
        liabilities......................              6,587,082       149,701      4.58          6,281,060     154,825      4.97
                                                      ----------      --------                   ----------    --------

NON-INTEREST-BEARING LIABILITIES:
       Non-interest-bearing deposits................     303,676                                    282,013
       Other non-interest-bearing liabilities.......      56,970                                     55,717
                                                      ----------                                 ----------
        Total non-interest-bearing liabilities......     360,646                                    337,730
                                                      ----------                                 ----------
       Total liabilities............................   6,947,728                                  6,618,790
       Equity.......................................     924,149                                    831,991
                                                      ----------                                 ----------
        TOTAL LIABILITIES AND EQUITY................  $7,871,877                                 $7,450,781
                                                      ==========                                 ==========
Net interest income/net interest rate spread(2).....                  $111,166      2.19%                      $105,289      2.18%
                                                                      ========                                 ========
Net interest-earning assets/net interest margin(3)..  $1,120,068                    2.85%        $  997,943                  2.86%
                                                      ==========                                 ==========

Ratio of interest-earnings assets to
       interest-bearing liabilities.................                                1.17x                                    1.16x

____________________________________________________
(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.
(2) We determined net interest spread by subtracting the annualized weighted average cost of average interest-bearing liabilities from the annualized weighted average yield on average interest-earning assets.(2) We determined net interest spread by subtracting the annualized weighted average cost of average interest-bearing liabilities from the annualized weighted average yield on average interest-earning assets.
(3) We determined net interest margin by dividing annualized net interest income by average interest-earning assets.(3) We determined net interest margin by dividing annualized net interest income by average interest-earning assets.

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q
           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                             JUNE 30, 1999 AND 1998

     GENERAL. Net income for the quarter ended June 30, 1999 was $24.9 million, an increase of $1.8 million, or 7.8%, compared to $23.1 million for the quarter ended June 30, 1998. This increase was primarily attributable to a decrease in interest expense on deposits of $3.2 million, offset in part by increases of $0.9 million in total non-interest expense and $0.8 million in income tax expense. Our return on average assets for the quarter ended June 30, 1999 was 1.26% compared to 1.23% for the quarter ended June 30, 1998 and our return on average equity for the quarter ended June 30, 1999 was 10.67% compared to 10.94% for the quarter ended June 30, 1998.

     INTEREST INCOME. Total interest income remained relatively stable, increasing $0.5 million, or 0.4%, to $130.8 million for the quarter ended June 30, 1999 compared to $130.3 million for the corresponding prior year quarter. Interest and fees on first mortgage loans increased $2.6 million, or 4.0%, to $67.1 million from $64.5 million for the quarters ended June 30, 1999 and 1998, respectively. Interest on mortgage-backed securities offset this increase by decreasing $2.3 million, or 4.6%, to $47.6 million for the quarter ended June 30, 1999 compared to $49.9 million for the corresponding quarter in the prior year.

     The average balance of total interest-earning assets increased $444.5 million, or 6.1%, to $7.78 billion for the quarter ended June 30, 1999 compared to $7.33 billion for the corresponding quarter of the prior year. This increase was primarily attributable to a $269.2 million, or 7.9%, increase in the average balance of first mortgage loans, net, to $3.66 billion for the second quarter of 1999 compared to $3.39 billion for the second quarter of 1998. Also, for the quarter ended June 30, 1999, the average balance of mortgage-backed securities increased $82.6 million, or 2.7%, to $3.09 billion and the average balance of investment securities increased $74.4 million, or 9.2%, to $879.8 million. These increases reflected internal growth by primarily originating first mortgage loans, supplemented by purchases of mortgage-backed securities and investment securities to manage interest rate risk.

     The impact on interest income due to the growth in the average balance of total interest-earning assets was offset by a decrease in the annualized average yield on interest-earning assets of 38 basis points to 6.73% for the quarter ended June 30, 1999 from 7.11% for the corresponding prior year quarter. The annualized average yield on first mortgage loans decreased 28 basis points to 7.33% from 7.61% for the quarters ended June 30, 1999 and 1998, respectively. For mortgage-backed securities, the annualized average yield decreased 47 basis points to 6.16% for the quarter ended June 30, 1999 from 6.63% for the corresponding prior year period. The annualized averageyield for investment securities decreased 52 basis points to 6.22% from 6.74% for the quarters ended June 30, 1999 and 1998, respectively. These decreases reflect a lower overall interest rate environment in the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998 which continued to result in the downward repricing of many of our interest-sensitive assets. Additionally, the yield on first mortgage loans, net, was impacted by the refinancing of many of our existing customers' mortgage loans to loans with lower interest rates.

     INTEREST EXPENSE. Interest expense on deposits decreased $3.2 million, or 4.1%, to $74.9 million for the quarter ended June 30, 1999 compared to $78.1 million for the quarter ended June 30, 1998. Interest expense on time deposits, which represented 86.9% of interest expense on deposits and

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

93.8% of the decrease for the quarter, decreased $3.0 million, or 4.4%, to $65.1 million for the quarter ended June 30, 1999 from $68.1 million for the quarter ended June 30, 1998.

     The decrease in interest expense was primarily due to a 43 basis point decrease in the annualized average cost of total interest-bearing liabilities to 4.53% for the quarter ended June 30, 1999 compared to 4.96% for the corresponding prior year quarter. Among the various deposit account types, the largest decrease in the annualized average cost occurred in time deposits which decreased 52 basis points to 5.07% from 5.59% for the quarters ended June 30, 1999 and 1998, respectively. The decrease in the annualized average cost of interest-bearing liabilities reflects the overall lower interest rate environment during the three months ended June 30, 1999 when compared to the three months ended June 30, 1998. The impact of the decrease in the annualized average of total interest-bearing liabilities was partially offset by an increase in the average balance of such liabilities. The average balance of total interest-bearing liabilities increased $324.1 million, or 5.1%, to $6.64 billion for the quarter ended June 30, 1999 compared to $6.32 billion for the quarter ended June 30, 1998. Of this increase, $268.5 million, which accounts for 82.8% of the increase, can be attributed to a 5.5% increase in the average balance of time deposits to $5.16 billion for the quarter ended June 30, 1999 from $4.89 billion for the quarter ended June 30, 1998. The increase in the average balance of total interest-bearing liabilities reflects our offering of competitive rates to fund our internal growth.

     NET INTEREST INCOME. Net interest income increased $3.6 million, or 6.9%, to $55.9 million for the quarter ended June 30, 1999 compared to $52.3 million for the quarter ended June 30, 1998 primarily due to the decrease in the annualized average cost of deposits. Our annualized net interest spread increased 5 basis points to 2.20% for the quarter ended June 30, 1999 compared to 2.15% for the corresponding prior year quarter. The annualized net interest margin remained relatively stable increasing 2 basis points to 2.86% for the quarter ended June 30, 1999 compared to 2.84% for the quarter ended June 30, 1998.

     PROVISION FOR LOAN LOSSES. Our provision for loan losses was $0.55 million for the quarter ended June 30, 1999 compared to $0.60 million for the quarter ended June 30, 1998. The current level of the provision for loan losses is primarily due to the continued growth in the loan portfolio. The allowance for loan losses at June 30, 1999 increased $1.1 million, or 6.2%, to $18.8 million compared to $17.7 million at December 31, 1998. Non-performing loans were $13.0 million at June 30, 1999, a decrease of $2.3 million compared to $15.3 million at December 31, 1998.

     At June 30, 1999, non-performing loans to total loans were 0.34% compared to 0.42% at December 31, 1998. The allowance for loan losses to non-performing loans was 144.48% at June 30, 1999 compared to 115.47% at December 31, 1998, while the allowance for loan losses to total loans was 0.49% and 0.48% at June 30, 1999 and December 31, 1998, respectively.

     NON-INTEREST INCOME. Total non-interest income, consisting of service fees and other income, decreased $0.1 million, or 8.3%, to $1.1 million for the quarter ended June 30, 1999 compared to $1.2 million for the corresponding prior year quarter.

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

     NON-INTEREST EXPENSE. Total non-interest expense, consisting primarily of salaries and employee benefits and net occupancy expense, increased $0.9 million, or 5.6%, to $16.9 million from $16.0 million for the quarters ended June 30, 1999 and 1998, respectively. The increase in total non-interest expense is attributable to routine increases in salaries and employee benefits and net occupancy expense.

     Our efficiency ratio for the second quarter of 1999 was 29.7% compared to 29.9% for the second quarter of 1998. Our annualized ratio of non-interest expense to average assets was 0.85% for the quarters ended June 30, 1999 and 1998.

     INCOME TAXES. Income tax expense increased $0.8 million, or 5.8%, to $14.6 million for the quarter ended June 30, 1999 compared to $13.8 million for the quarter ended June 30, 1998. This increase is due primarily to an increase in income before income tax expense.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     GENERAL. Net income was $49.2 million for the six months ended June 30, 1999, an increase of $2.4 million, or 5.1%, compared to $46.8 million for the six months ended June 30, 1998. The increase was primarily attributable to a $5.1 million decrease in interest expense on deposits, offset in part by a $1.5 million increase in total non-interest expense and a $2.0 million increase in income tax expense. Our return on average assets for the first six months of 1999 was 1.25% compared to 1.26% for the first six months of 1998 and our return on average equity for the first six months of 1999 was 10.65% compared to 11.26% for the first six months of 1998.

     INTEREST INCOME. Total interest income increased $0.8 million, or 0.3%, to $260.9 million for the six months ended June 30, 1999 compared to $260.1 million for the corresponding period in 1998. Interest and fees on first mortgage loans for the six months ended June 30, 1999 was $133.0 million, an increase of $4.2 million, or 3.3%, compared to $128.8 million for the six months ended June 30, 1998. Interest on investment securities available for sale increased $1.6 million, or 6.3%, to $27.2 million for the six months ended June 30, 1999 compared to $25.6 million for the corresponding period in 1998. Offsetting these increases in total interest income was a decrease in interest income on mortgage-backed securities of $4.8 million, or 4.8%, to $95.9 million for the six month period ended June 30, 1999 compared to $100.7 million for the six month period ended June 30, 1998.

     The average balance of total interest-earning assets increased $428.1 million, or 5.9%, to $7.71 billion for the six month period ended June 30, 1999 compared to $7.28 billion for the corresponding period of 1998. This increase was primarily attributable to a $235.7 million, or 7.0%, increase in first mortgage loans, net, to $3.62 billion for the six months ended June 30, 1999 compared to $3.38 billion for the corresponding prior year period. The average balance of investment securities increased $109.1 million, or 14.4%, to $866.2 million for the six months ended June 30, 1999 compared to $757.1 million for the six months ended June 30, 1998. In addition, the average balance of mortgage-backed securities increased $72.9 million, or 2.4%, to $3.08 billion for the six month period ended June 30, 1999 compared to $3.01 billion for the corresponding prior year period. These increases reflected

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

internal growth by primarily originating first mortgage loans, while using investment securities and mortgage-backed securities to manage interest rate risk.

     The impact on interest income from the growth in the average balance of total interest-earning assets was offset by a 38 basis point decrease in the annualized average yield of interest-earning assets to 6.77% for the six months ended June 30, 1999 compared to 7.15% for the six months ended June 30, 1998. The annualized average yield on first mortgage loans, net, decreased 26 basis points to 7.36% for the six months ended June 30, 1999 compared to 7.62% for the corresponding prior year period. The annualized average yield on investment securities decreased 50 basis points to 6.28% from 6.78% for the six month periods ended June 30, 1999 and 1998, respectively. The annualized average yield on mortgage-backed securities decreased 48 basis points to 6.22% for the six months ended June 30, 1999 compared to 6.70% for the six months ended June 30, 1998. These decreases reflect a lower overall interest rate environment in the first six months of 1999 when compared to the first six months of 1998 which continued to result in the downward repricing of our interest-sensitive assets. Additionally, the yield on first mortgage loans, net, was impacted by the refinancing of many of our existing customers' mortgage loans to loans with lower interest rates.

     INTEREST EXPENSE. Interest expense decreased $5.1 million, or 3.3%, to $149.7 million for the six months ended June 30, 1999 compared to $154.8 million for the corresponding prior year period. Interest expense on time deposits, which accounted for 87.2% of total interest expense on deposits, decreased $4.5 million, or 3.3%, to $130.6 million for the six months ended June 30, 1999 compared to $135.1 million for the six months ended June 30, 1998.

     The decrease in interest expense was primarily due to a decrease of 39 basis points in the annualized average cost of total interest-bearing liabilities to 4.58% for the six months ended June 30, 1999 from 4.97% for the six months ended June 30, 1998. Among the interest-bearing liability mix, the most significant decrease was a 48 basis point decline in the annualized average cost of time deposits to 5.13% from 5.61% for the six month periods ended June 30, 1999 and 1998, respectively. The decrease in the annualized average cost of total interest-bearing liabilities reflects the overall lower interest rate environment in the first six months of 1999 when compared to the first six months of 1998. The impact of the decrease in the annualized average cost of total interest-bearing liabilities was partially offset by an increase in the average balance of such liabilities. The average balance of total interest-bearing liabilities increased $306.0 million, or 4.9%, to $6.59 billion for the six months ended June 30, 1999 compared to $6.28 billion for the corresponding period of the prior year. Of the increase in the average balance of total interest-bearing liabilities, $273.6 million, or 89.4% of the increase, can be attributed to a 5.6% increase in the average balance of time deposits to $5.13 billion from $4.85 billion for the six month periods ended June 30, 1999 and 1998, respectively. The increase in the average balance of total interest-bearing liabilities reflects our offering of competitive rates to fund our internal growth.

     NET INTEREST INCOME. Net interest income for the first six months of 1999 increased $5.9 million, or 5.6%, to $111.2 million from $105.3 million for the first six months of 1998. This increase was primarily due to the decrease in interest expense. Our annualized net interest spread increased slightly to 2.19% for the six month period ended June 30, 1999 compared to 2.18% for the

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

corresponding prior year period. The annualized net interest margin decreased slightly to 2.85% from 2.86% for the six months ended June 30, 1999 and 1998, respectively.

     PROVISION FOR LOAN LOSSES. Our provision for loan losses was $1.15 million for the six months ended June 30, 1999 compared to $1.20 million for the corresponding prior year period. The current level of the provision for loan losses is primarily due to the continued growth in the loan portfolio.

     NON-INTEREST INCOME. Total non-interest income, consisting of service fees and other income, was $2.3 million for both the six month periods ended June 30, 1999 and 1998.

     NON-INTEREST EXPENSE. Total non-interest expense increased $1.5 million, or 4.6%, to $34.2 million for the six month period ended June 30, 1999 compared to $32.7 million for the corresponding prior year period. Salaries and employee benefits increased $0.8 million, or 3.8%, to $21.7 million from $20.9 million for the six months ended June 30, 1999 and 1998, respectively. Net occupancy expense increased $0.3 million, or 5.4%, to $5.9 million for the six month period ended June 30, 1999 compared to $5.6 million for the corresponding prior year period. These increases represent routine increases in salaries, employee benefits and net occupancy expenses.

     Our efficiency ratio for the six month period ended June 30, 1999 was 30.1% compared to 30.3% for the corresponding prior year period. Our annualized ratio of non-interest expense to average assets decreased slightly to 0.87% from 0.88% for the six months ended June 30, 1999 and 1998, respectively.

     INCOME TAXES. Income tax expense increased $2.0 million, or 7.4%, to $29.0 million for the six month period ended June 30, 1999 compared to $27.0 million for the six month period ended June 30, 1998. This increase was primarily due to an increase in income before income tax expense for the first six months of 1999 compared to the first six months of 1998.


LIQUIDITY AND CAPITAL RESOURCES.

     The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also have a written agreement that allows us to borrow up to $25.0 million in federal funds from a correspondent bank. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements which allow us to borrow money using our securities as collateral. At June 30, 1999, we had no outstanding borrowings.

     Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

     Our primary investing activities are the origination and purchase of one- to four-family real estate loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. For the six month periods ended June 30, 1999 and 1998, we originated and purchased loans of approximately $647.4 million and $455.1 million, respectively. Purchases of mortgage-backed securities through June 30, 1999 were $665.7 million and through June 30, 1998 were $572.6 million, while purchases of investment securities through June 30, 1999 were $700.4 million and through June 30, 1998 were $367.3 million.

     These investing activities were funded by deposit growth, principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities, and funds provided by our operating activities. Principal repayments on loans and mortgage-backed securities totaled $1.09 billion for the six month period ended June 30, 1999 compared to $908.7 million for the six month period ended June 30, 1998. Maturities and calls of investment securities totaled $423.6 million through June 30, 1999 compared to $234.9 through June 30, 1998.

     At June 30, 1999, Hudson City Savings had outstanding loan commitments to borrowers of approximately $195.9 million and available home equity and overdraft lines of credit of approximately $55.2 million. Commitments to purchase mortgage-backed securities were approximately $231.3 million at June 30, 1999. Time deposit accounts scheduled to mature within one year were $4.85 billion at June 30, 1999. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings.

     We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet current funding commitments. We do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above. Currently, we are planning to open three new branch locations. The expenditures related to their establishment are not expected to have a material impact on our financial position or results of operations.

     At June 30, 1999, we exceeded each of the applicable regulatory capital requirements. Our leverage (tier 1) capital was $948.4 million, or 12.05%, at June 30, 1999. In order to be classified as "well-capitalized" by the FDIC we were required to have leverage (tier 1) capital of $393.6 million, or 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a risk-based total capital ratio of 10.00%. At June 30, 1999, we had a risk-based total capital ratio of 39.07%.


YEAR 2000 ISSUES

     GENERAL. A significant challenge that is confronting the business community, including the Bank and its competitors, centers on the inability of many computer systems and software applications to recognize the Year 2000 (referred to as the "Y2K issue"). Many existing computer systems and software applications originally were programmed to provide only two digits to identify the calendar

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

year. With the Year 2000 ("Y2K") approaching, these systems and applications may recognize "00" as the Year 1900 rather than the Year 2000.

     Failure by federally-regulated institutions, such as the Bank, to adequately address the Y2K issue may result in supervisory action by bank regulatory authorities, including the reduction of the institution's supervisory rating, the denial of applications for approval of mergers or acquisitions, the denial of applications for approval of new branch openings, or the imposition of civil money penalties.

     RISK. Similar to other financial institutions and companies that utilize computer technology, our operations may be significantly affected by the Y2K issue because of our reliance on electronic data processing technology and date-sensitive information. The Y2K issue also impacts other aspects of our non-technical business processes. If the Y2K issue is not adequately addressed, and systems are not modified to properly identify the Year 2000, computer systems and software applications may fail or create erroneous information. We may not be able to process withdrawals or deposits, prepare bank statements, or engage in any of the many transactions that constitute our normal operations. Our inability to adequately address the Y2K issue could also have a significant adverse affect on our suppliers and service providers. Should we experience a Y2K failure that cannot readily be fixed, it may result in a significant adverse impact on our financial condition and results of operations.

     STATE OF READINESS. The Board of Directors and senior management have consistently supported investment in established and proven technologies. Because of this philosophy, the Board of Directors and senior management have been actively engaged in managing the Year 2000 project. Management has consistently allocated both human and fiscal resources to this project to achieve the objectives and time frames mandated by Federal Financial Institutions Examination Council (FFIEC). As discussed below, we believe that we have considered all material Y2K issues and that we have taken proper action to address them.

     The core of our computer processing system is an in-house, vendor-maintained and supported main frame computer and a vendor-maintained and supported integrated financial systems software package. We completed our conversion to the current system in 1993. We believe that many of our applications critical to daily operations have been Y2K compliant for some time. Calculations involving dates for maturities beyond 1999 on both savings and mortgage instruments have been in place and functioning since the systems' conversion in 1993.

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

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

     ASSESSMENT PHASE - During this phase, the review team, with significant input from department leaders, developed an inventory listing of all internal computer systems and software applications, as well as third-party vendors and suppliers upon whom we rely for goods and services. The Compliance Control Sheet identifies and monitors Y2K readiness for all systems and applications identified during this phase. Initially, we prioritized these items based on their perceived business impact on our operations. For all systems or applications identified as having Y2K issues, we decided to fix, upgrade, replace or abandon them. Although we update the Compliance Control Sheet as we acquire new items, and the status of individual items changes as systems go through subsequent phases, the assessment phase of the project is complete.

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

     By July 1998, the Y2K upgrade for our integrated financial systems software package was put into current production without Y2K-related problems. Other significant systems have been upgraded to Y2K compliant versions of vendor-supported software. In certain situations, we have replaced existing non-compliant systems with new Y2K compliant hardware and software. We have relatively few data transmission interfaces with third-party servicers and all of these systems have been renovated for Year 2000 compliance. We have no mission critical systems that we have developed on our own.

     The review team continues to monitor the Y2K progress of those third-parties who provide us with services or products to ensure that they are taking adequate measures in addressing the Y2K issue. We have received assurances from these third-parties as to their current Year 2000 compliance or that they are in the process of addressing the Y2K issue. However, we cannot assure you that these third-parties will be prepared for the Y2K issue. The failure of these third-parties to achieve Y2K compliance may have an adverse impact on our operations.

     VALIDATION/IMPLEMENTATION PHASES - In July 1998, after the Y2K compliant version of the integrated financial systems software package was put into current production, Y2K testing commenced by creating a separate test environment dedicated to this task. After initial testing by our information services department, we undertook a bank-wide testing initiative. The validation phase of this mission critical system was completed by December 31, 1998 and it will continue to be tested throughout 1999 as new, more routine, upgrades are received. During the testing process to date, we

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

have not identified any significant Y2K problems relating to any upgraded system. All Y2K compliant upgraded systems have been installed and put into production.

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

     CONTINGENCY PLANNING. Regulatory guidance provides that if a mission critical application or system has been remediated, tested and implemented, a remediation contingency plan is not required. Based on the overall results of our Y2K project, specifically the testing and implementation results relative to the integrated financial systems software package, our review team has concluded that a remediation contingency plan is not required for mission critical applications.

     While we are in the process of completing our Y2K project in a timely manner, we cannot guarantee that the systems of other companies with whom we conduct business will also be completed in a timely manner. The failure of these entities to adequately address the Y2K issue could adversely affect our ability to conduct business.

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

     Overall, we do not anticipate any adverse material impact on our operations as a result of the Y2K issue.

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosure about market risk is presented at December 31, 1998 in Hudson City Bancorp's Registration Statement on Form S-1, as amended (Registration No. 333-74383). The following is an update of the discussion provided therein.

     GENERAL. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, concentrated in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during this three month period and did not have any such hedging transactions in place at June 30, 1999. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

     GAP ANALYSIS. At June 30, 1999, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $1.56 billion which represented a negative cumulative one-year interest rate sensitivity gap as a percent of assets of 19.0%. At December 31, 1998, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $1.29 billion which represented a negative cumulative one-year interest rate sensitivity gap as a percent of assets of 16.6%.

     INTEREST RATE RISK COMPLIANCE. Hudson City Savings continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 1998. Assuming a 100 basis point interest rate increase, the present value of equity would decrease $129.0 million, or 11.01%, at June 30, 1999 relative to the base (no rate change) scenario, compared with a $102.7 million, or 9.08%, decrease at December 31, 1998 relative to the base scenario. Assuming a 100 basis point interest rate decrease, the present value of equity would increase $94.2 million, or 8.04%, at June 30, 1999 relative to the base scenario, compared with a $12.7 million, or 1.13%, decrease at December 31, 1998 relative to the base scenario.

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

     Following the Appellate Division's decision in the Appeal, the Supreme Court of New Jersey granted a motion for leave to appeal on or about November 18, 1998 and a motion for leave to cross-appeal on or about January 27, 1999. The Supreme Court of New Jersey will review the Appellate Division's ruling in the Appeal. Meanwhile, the Smith action remains stayed. We believe that this lawsuit is without merit and we intend to agressively defend our interest.

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

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

Plaintiffs also assert claims for unjust enrichment. Plaintiffs seek compensatory damages, costs, fees, injunctive relief and treble damages. This action has been dismissed with prejudice.


Item 2. - Changes in Securities and Use of Proceeds

     The Company's initial registration statement (No. 333-74383) on Form S-1 was declared effective on May 14, 1999. In connection with the issuance and distribution of the Company's common stock, par value $0.01 per share (the "Common Stock"), the subscription and community offerings commenced on May 21, 1999. The subscription and community offerings terminated on June 23, 1999 except that those individuals subscribing for the maximum number of shares in the subscription offering were given the opportunity to increase their orders to a new, higher maximum. This limited extension of the subscription offering terminated on July 2. The syndicated community offering commenced on June 28, 1999 and was terminated on July 8, 1999. Ryan, Beck & Co., Inc., assisted the Company on a best efforts basis in the offerings. The offerings resulted in the sale of 54,350,000 of Common Stock to the public for gross proceeds of $543,500,000. Through July 30, 1999, the Company incurred, in connection with the issuance and distribution of securities registered, underwriting commissions and expenses of $11,239,712., other expenses of $4,925,266. and total expenses of $16,164,978. The Company received net proceeds of $527,335,022. Of such proceeds, $258,667,511. was retained by the Company, $263,667,511. was paid to the Bank and, as of July 30, 1999, $5,000,000. was loaned to the Bank's employee stock ownership plan by the Company. The proceeds retained by the Company, and deposited with the Bank, were primarily used to purchase short term securities. The foregoing information as to expenses and net proceeds are reasonable estimates of such items.

Item 3. - Defaults Upon Senior Securities
             Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders
             Not applicable.

Item 5. - Other Information
             Not applicable.

Item 6. - Exhibits and Reports on Form 8-K
             (a)   None.
             (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Hudson City Bancorp, Inc.

Date:  August 12, 1999               By:  /s/ Leonard S. Gudelski
                                          --------------------------------------
                                          Leonard S. Gudelski
                                          Chairman and Chief Executive Officer



Date:  August 12, 1999               By:  /s/ Ronald E. Hermance, Jr.
                                          --------------------------------------
                                          Ronald E. Hermance, Jr.
                                          President and Chief Operating Officer