Form 10-Q
period 1999-09-30
HUDSON CITY BANCORP INC
filed 1999-11-12
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :  SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

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

                                 Yes [X]   No [ ]


            As of October 31, 1999, the registrant had 115,638,300 shares of common stock, $0.01 par value, outstanding. Of such shares, 61,288,300 shares were issued to Hudson City, MHC, the registrant's mutual holding company and 54,350,000 shares were sold to the public and directors, officers and employees of the registrant.

                            HUDSON CITY BANCORP, INC.
                                    FORM 10-Q
                               Contents of Report

                                                                                                                           Page No.
                                                                                                                           --------
 PART I - FINANCIAL INFORMATION
             Item 1. - Financial Statements
                       Consolidated Statements of Condition -
                       September 30, 1999 (Unaudited) and December 31, 1998...................................................   3
                       Consolidated Statements of Income (Unaudited) - For the three and nine months ended September 30, 1999
                       and 1998.................                                                                                 4
                       Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 1999 and
                       1998...............................                                                                       5
                       Notes to the Consolidated Financial Statements.........................................................   6
             Item 2. - Management's Discussion and Analysis of Financial Condition and Results of
                       Operations.......................................................                                        10
             Item 3. - Quantitative and Qualitative Disclosures About Market Risk..                                             25

 PART II - OTHER INFORMATION
             Item 1. - Legal Proceedings.....................................................................................   28
             Item 2. - Changes in Securities and Use of Proceeds.............................................................   29
             Item 3. - Defaults Upon Senior Securities.......................................................................   29
             Item 4. - Submission of Matters to a Vote of Security Holders...................................................   29
             Item 5. - Other Information.....................................................................................   29
             Item 6. - Exhibits and Reports on Form 8-K......................................................................   29

 SIGNATURES..................................................................................................................   30

Explanatory Note: This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential". Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, and legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Hudson City Bancorp's interest rate spread or other income anticipated from operations and investments. As used in this Form 10-Q, "we" and "us" and "our" refer to Hudson City Bancorp, Inc. and its consolidated subsidiary, depending on the context.

PART 1 - FINANCIAL INFORMATION
     Item 1. - Financial Statements

                   Hudson City Bancorp, Inc. and Subsidiary
                     Consolidated Statements of Condition


                                                                                   September 30,                   December 31,
                                                                                        1999                          1998
                                                                              ----------------------        -----------------------
                                                                                    (Unaudited)
                                                                                                   (In thousands)
  Assets:
  -------
  Cash and due from banks...................................................  $              61,973         $               87,075
  Federal funds sold........................................................                 44,100                         69,800
                                                                              ----------------------        -----------------------
           Total cash and cash equivalents..................................                106,073                        156,875

  Investment securities held to maturity, market value of $1,365 at
    September 30, 1999 and $1,402 at December 31, 1998......................                  1,379                          1,393
  Investment securities available for sale, at market value ................                838,460                        785,031

  Mortgage-backed securities held to maturity, market value of $3,191,949
    at September 30, 1999 and $3,106,369 at December 31, 1998...............              3,192,588                      3,070,931

  Loans.....................................................................              4,141,678                      3,659,407
          Less:
                Deferred loan fees..........................................                 10,837                         11,146
                Allowance for loan losses...................................                 19,441                         17,712
                                                                              ----------------------        -----------------------
                   Net loans................................................              4,111,400                      3,630,549

  Foreclosed real estate, net............... ...............................                    429                          1,026
  Accrued interest receivable ..............................................                 49,491                         49,041
  Banking premises and equipment, net.......................................                 28,324                         29,064
  Other assets..............................................................                 39,798                         28,350
                                                                              ----------------------        -----------------------

           Total Assets.....................................................  $           8,367,942         $            7,752,260
                                                                              ======================        =======================

  Liabilities and Stockholders' Equity:
  -------------------------------------
  Deposits:
     Interest-bearing.......................................................  $           6,421,027         $            6,494,278
     Noninterest-bearing....................................................                321,483                        313,061
                                                                              ----------------------        -----------------------
         Total deposits.....................................................              6,742,510                      6,807,339
  Borrowed funds............................................................                100,000                   -
  Accrued expenses and other liabilities....................................                 48,384                         44,315
                                                                                 -------------------           --------------------

         Total liabilities..................................................              6,890,894                      6,851,654
                                                                                 -------------------           --------------------

  Common stock, $0.01 par value, 800,000,000 shares authorized,
          115,638,300 issued and outstanding at September 30, 1999..........                  1,156                   -
  Additional paid-in capital................................................                526,278                   -
  Retained  earnings........................................................                977,705                        899,933
  Unallocated common stock purchased for the employee stock
          ownership plan....................................................               (10,651)                   -
  Accumulated other comprehensive (loss) income.............................               (17,440)                            673
                                                                              ----------------------        -----------------------
         Total stockholders' equity.........................................              1,477,048                        900,606
                                                                              ----------------------        -----------------------

           Total Liabilities and Stockholders' Equity.......................  $           8,367,942         $            7,752,260
                                                                              ======================        =======================

  See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                              For the three months
                                                                                              ended September 30,
                                                                                       1999                           1998
                                                                               --------------------           --------------------
                                                                                                 (In thousands)
  Interest Income:
         Interest and fees on first mortgage loans.......................$                  69,929       $                 65,002
         Interest and fees on consumer and other loans...................                    1,947                          1,819
         Interest on mortgage-backed securities..........................                   47,679                         50,876
         Interest on investment securities held to maturity:
                    Taxable..............................................                       15                             10
                    Exempt from federal taxes............................                        7                             17
         Interest and dividends on investment securities available
                    for sale - taxable...................................                   15,111                         11,938
         Interest on federal funds sold..................................                      773                            701
                                                                               --------------------           --------------------
                         Total interest income...........................                  135,461                        130,363

  Interest expense on deposits...........................................                   72,874                         78,565
  Interest expense borrowed funds........................................                      102                     -
                                                                               --------------------           --------------------
                         Total interest expense..........................                   72,976                         78,565
                                                                               --------------------           --------------------
                    Net interest income..................................                   62,485                         51,798

  Provision for loan losses..............................................                      600                            600
                                                                         --------------------------      -------------------------
                    Net interest income after provision for loan losses..                   61,885                         51,198
                                                                         --------------------------      -------------------------

  Non-interest income:
                    Service charges and other income.....................                    1,208                          1,369
                    (Losses) gains on net securities transactions........                      (8)                             24
                                                                         --------------------------      ---- --------------------
                         Total non-interest income.......................                    1,200                          1,393
                                                                         --------------------------      -------------------------

  Non-interest expense:
                    Salaries and employee benefits.......................                   10,659                          8,590
                    Net occupancy expense................................                    3,057                          3,050
                    Federal deposit insurance assessment.................                      198                            198
                    Amortization of  goodwill............................                      360                            403
                    Computer and related services........................                      298                            322
                    Other expense........................................                    2,448                          2,103
                                                                         --------------------------      -------------------------
                         Total non-interest expense......................                   17,020                         14,666
                                                                         --------------------------      -------------------------

                         Income before income tax expense................                   46,065                         37,925

  Income tax expense.....................................................                   17,285                         14,650
                                                                         --------------------------      -------------------------

                         Net income......................................$                  28,780       $                 23,275
                                                                         ==========================      =========================

  Basic and diluted earnings per share
         from date of Reorganization (July 13, 1999).....................$                    0.22       $             -
                                                                         ==========================      =========================

                                                                                              For the nine months
                                                                                              ended September 30,
                                                                                       1999                          1998
                                                                               --------------------          ---------------------
                                                                                                 (In thousands)
  Interest Income:
         Interest and fees on first mortgage loans...................... $                 202,967      $                 193,759
         Interest and fees on consumer and other loans..................                     5,437                          5,471
         Interest on mortgage-backed securities.........................                   143,555                        151,605
         Interest on investment securities held to maturity:
                    Taxable.............................................                        45                             39
                    Exempt from federal taxes...........................                        21                             41
         Interest and dividends on investment securities available
                    for sale - taxable..................................                    42,267                         37,544
         Interest on federal funds sold.................................                     2,036                          2,018
                                                                               --------------------          ---------------------
                         Total interest income..........................                   396,328                        390,477

  Interest expense on deposits..........................................                   222,575                        233,390
  Interest expense borrowed funds.......................................                       102                    -
                                                                               --------------------          ---------------------
                         Total interest expense.........................                   222,677                        233,390
                                                                               --------------------          ---------------------
                    Net interest income.................................                   173,651                        157,087

  Provision for loan losses.............................................                     1,750                          1,800
                                                                         --------------------------          ---------------------
                    Net interest income after provision for loan losses.                   171,901                        155,287
                                                                         --------------------------          ---------------------

  Non-interest income:
                    Service charges and other income....................                     3,555                          3,708
                    (Losses) gains on net securities transactions.......                       (7)                             24
                                                                         --------------------------          ---------------------
                         Total non-interest income......................                     3,548                          3,732
                                                                         --------------------------          ---------------------

  Non-interest expense:
                    Salaries and employee benefits......................                    32,381                         29,452
                    Net occupancy expense...............................                     8,933                          8,632
                    Federal deposit insurance assessment................                       595                            593
                    Amortization of  goodwill...........................                     1,080                          1,208
                    Computer and related services.......................                       904                            853
                    Other expense.......................................                     7,299                          6,584
                                                                         --------------------------          ---------------------
                         Total non-interest expense.....................                    51,192                         47,322
                                                                         --------------------------          ---------------------

                         Income before income tax expense...............                   124,257                        111,697

  Income tax expense....................................................                    46,285                         41,600
                                                                         ----- --------------------          ---------------------

                         Net income..................................... $                  77,972      $                  70,097
                                                                         ==========================          =====================

  Basic and diluted earnings per share
         from date of Reorganization (July 13, 1999).................... $                    0.22      $             -
                                                                         ==========================     ==========================


  See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          For the nine months ended
                                                                                                  September 30,
                                                                                        1999                       1998
                                                                                 --------------------       -------------------
                                                                                                  (In thousands)
  Cash Flows from Operating Activities:
             Net Income........................................................$              77,972      $             70,097
             Adjustments to reconcile net income to net cash
             provided by operating activities:
                Depreciation, accretion and amortization expense...............                5,160                     4,176
                Provision for loan losses......................................                1,750                     1,800
                Losses (gains) on net securities transactions..................                    7                      (24)
                Compensation expense of employee stock ownership plan......                      940                    -
                Deferred tax benefit...........................................              (1,920)                   (1,766)
                Net proceeds from sale of foreclosed real estate ..............                1,898                     2,086
                (Increase) decrease in accrued interest  receivable............                (450)                     2,975
                Decrease (increase) in other assets............................                  491                   (2,031)
                Increase in accrued expenses and other liabilities...                          4,069                     3,787
                                                                               ----------------------     ---------------------
  Net Cash Provided by Operating Activities....................................               89,917                    81,100
                                                                               ----------------------     ---------------------
  Cash Flows from Investing Activities:
             Net increase in loans.............................................            (421,822)                 (111,954)
             Purchases of loans................................................             (59,655)                  (11,880)
             Principal collection of mortgage-backed securities................              873,561                   817,124
             Purchases of mortgage-backed securities...........................          (1,001,299)                 (920,523)
             Proceeds from maturities and calls of
                    investment securities held to maturity.....................                   14                       484
             Purchases of investment securities held to maturity...............               -                           (403)
             Proceeds from maturities and calls of
                    investment securities available for sale...................              723,647                   452,343
             Proceeds from sales of investment securities available for sale...              109,766                    -
             Purchases of investment securities available for sale.............            (913,976)                 (495,286)
             Purchases of premises and equipment, net..........................              (1,769)                   (2,582)
                                                                               ----------------------     ---------------------
  Net Cash Used in Investing Activities........................................            (691,533)                 (272,677)
                                                                               ----------------------     ---------------------
  Cash Flows from Financing Activities:
             Net (decrease) increase in deposits...............................             (64,829)                   202,196
             Proceeds from borrowed funds......................................              100,000                    -
             Proceeds from sale of stock.......................................              527,335                    -
             Capitalization of Hudson City, MHC................................                (200)                    -
             Purchase of stock for employee stock ownership plan...............             (11,492)                    -
                                                                               ----------------------     ---------------------
  Net Cash  Provided by Financing Activities...................................              550,814                   202,196
                                                                               ----------------------     ---------------------

  Net (Decrease) Increase in Cash and Cash Equivalents.......................               (50,802)                    10,619
  Cash and Cash Equivalents at Beginning of Period.............................              156,875                    95,674
                                                                               ----------------------     ---------------------
  Cash and Cash Equivalents at End of Period...................................$             106,073      $            106,293
                                                                               ======================     =====================

  Supplemental Disclosures:
             Interest paid.....................................................$             223,144      $            234,022
                                                                               ======================     =====================
             Income taxes paid.................................................$              46,994      $             45,091
                                                                               ======================     =====================

  See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. - BASIS OF PRESENTATION

                  Hudson City Bancorp, Inc. is a Delaware corporation organized in March 1999 by Hudson City Savings Bank in connection with the conversion and reorganization of the Hudson City Savings from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure, referred to as the Reorganization, as described more fully in Note 2. Prior to July 13, 1999, Hudson City Bancorp had not issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Accordingly, the unaudited financial statements, notes to the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented for periods prior to July 13, 1999 are solely for Hudson City Savings.

                  In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999. Certain information and note disclosures usually included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The financial statements presented should be read in conjunction with Hudson City Savings' audited December 31, 1998 financial statements and notes to the financial statements included in Hudson City Bancorp's Prospectus dated May 14, 1999, which is a part of Hudson City Bancorp's Registration Statement on Form S-1, as amended (Registration No. 333-74383).


2. - Plan of Reorganization

                  On February 11, 1999, the Board of Managers of Hudson City Savings adopted a Plan of Reorganization and Stock Issuance, referred to as the Plan, whereby Hudson City Savings converted and reorganized from a New Jersey-chartered mutual savings bank into a two-tiered mutual savings bank holding company structure. The transactions contemplated by the Plan were completed on July 13, 1999. Under the terms of the Plan, Hudson City Savings became a wholly-owned subsidiary of Hudson City Bancorp and received 50% of the net proceeds from the initial public offering of Hudson City Bancorp's common stock. Hudson City Bancorp became a majority-owned subsidiary of Hudson City, MHC, a New Jersey-chartered mutual savings bank holding company, referred to as the MHC.

                  Hudson City Bancorp sold 54,350,000 shares of its common stock to the public, representing 47% of the outstanding shares, at $10.00 per share. Hudson City Bancorp received net proceeds of $527,335,022. The number of shares of common stock sold and the price for such shares was determined by the Board of Directors based upon an appraisal of Hudson City Savings made by an independent appraisal firm. An additional 61,288,300 shares, or 53% of the outstanding shares of Hudson City Bancorp, were issued to Hudson City, MHC. Hudson City Bancorp's common stock commenced trading on July 13, 1999 on the Nasdaq National Market under the symbol "HCBK."

3. - COMPREHENSIVE INCOME

                  Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale.

                  Total comprehensive income during the periods indicated is as follows:

                                                                             For the three months
                                                                              ended September 30,
                                                                              -------------------
                                                                  1999                                   1998
                                                       --------------------------             ---------------------------
                                                                               (In thousands)
  Net income.....................................$                        28,780         $                        23,275
  Other comprehensive income:
               Unrealized holding (loss) gain on
                  securities available for sale..                        (7,487)                                     459
                                                       --------------------------             ---------------------------
  Total comprehensive income.....................$                        21,293         $                        23,734
                                                       ==========================             ===========================

                                                                              For the nine months
                                                                              ended September 30,
                                                                              -------------------
                                                                   1999                                  1998
                                                         -------------------------            --------------------------
                                                                              (In thousands)
  Net income.....................................  $                       77,972        $                       70,097
  Other comprehensive income:
               Unrealized holding (loss) gain on
                  securities available for sale..                        (18,113)                                    51
                                                         -------------------------            --------------------------
  Total comprehensive income.....................  $                       59,859        $                       70,148
                                                         =========================            ==========================

4. - EARNINGS PER SHARE

                  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. At September 30, 1999, there were no potentially dilutive shares. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

                  In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding includes all shares issued to Hudson City, MHC. Also included are the Employee Stock Ownership Plan, or ESOP, shares committed to be released for allocation to participants as of the date of the financial statements. ESOP shares that have been purchased but have not been committed to be released have not been considered in computing basic and diluted earnings per share. Basic and diluted earnings per share presented were calculated using net income and the weighted average number of common shares outstanding from the date of completion of the Reorganization (July 13, 1999) to the end of the period. Basic and diluted weighted average common shares outstanding were 115,087,330 from the date of the Reorganization (July 13, 1999) to the end of the period.


5. - EMPLOYEE STOCK OWNERSHIP PLAN

                  In connection with the Reorganization, Hudson City Savings established an ESOP for all employees who have completed at least one year of service and have attained 21 years of age. The ESOP is a tax-qualified plan designed to invest primarily in Hudson City Bancorp's common stock that provides employees with the opportunity to receive a Hudson City Savings-funded retirement benefit based primarily on the value of Hudson City Bancorp's common stock.

                  The ESOP is authorized to purchase up to 8%, or 4,348,000 shares, of the Hudson City Bancorp common stock that was sold to the public in the Reorganization. On July 13, 1999, the date of the Reorganization, the ESOP purchased 500,000 common shares. The remaining shares will be purchased through open market transactions. To purchase the ESOP shares, the ESOP borrowed the funds from Hudson City Bancorp. Through September 30, 1999, the ESOP had purchased 990,000 shares.

                  The ESOP loan is being repaid principally from Hudson City Savings' contributions to the ESOP over a period of up to 30 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant, can be used to repay the loan. At September 30, 1999, 72,467 shares were legally released for allocation to participants. Compensation expense totaled $940,000 for the period ended September 30, 1999 and is recognized in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

                  All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders' equity. This reduction is calculated as the cost of the shares purchased by the ESOP. At September 30, 1999, unallocated ESOP shares totaled 917,533 and had a fair value of approximately $12.6 million.


6. - BORROWED FUNDS

                  Borrowed funds were as follows:

                                                           September 30,                                 December 31,
                                                                1999                                         1998
                                                       ----------------------------            ---------------------------------
                                                                                  (In thousands)
  Securities sold under agreements to repurchase:  $                       100,000        $                   -
                                                       ============================            =================================


                  Hudson City Bancorp borrowed funds by entering into sales of securities under agreements to repurchase with broker/dealers. These agreements are recorded as financing transactions as Hudson City Bancorp maintains effective control over the transferred securities. The dollar amount of the securities underlying the agreements continue to be carried in Hudson City Bancorp's securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of condition.

                  The securities underlying the agreements are delivered to the broker/dealer with whom each transaction is executed. The broker/dealers agree to resell to Hudson City Bancorp the same securities at the maturity or call of the agreement. Hudson City Bancorp retains the right of substitution of the underlying securities throughout the terms of the agreements. All of the underlying securities were U.S. Government agency securities with an estimated fair market value of $109.1 million at September 30, 1999.

                  At September 30, 1999, securities sold under agreements to repurchase had maturities ranging from 2001 to 2009 with a weighted-average interest rate of 5.63%. Certain agreements are callable beginning in 2001, while other agreements can be extended by the broker/dealer beyond maturity through 2009. During the three and nine month periods ended September 30, 1999, securities sold under agreements to repurchase averaged $7.1 million and $2.4 million, respectively. The maximum amount outstanding at any month-end during the period was $100.0 million.



7. - RECENT DEVELOPMENTS

                  On October 14, 1999, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of five cents ($0.05) per common share outstanding. The dividend is payable on December 1, 1999 to shareholders of record at the close of business on November 12, 1999.

                           HUDSON CITY BANCORP, INC.
                                   FORM 10-Q

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Hudson City Savings completed the Reorganization, as described in Note 2 to the unaudited financial statements, on July 13, 1999. Prior to July 13, 1999, Hudson City Bancorp had not yet issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Accordingly, comparative information prior to the Reorganization relates to the financial statements of Hudson City Savings included herein. Effective upon the closing of the Reorganization, Hudson City Bancorp acquired all of the issued and outstanding capital stock of Hudson City Savings.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                  Our total assets increased $615.7 million, or 7.9%, to $8.37 billion at September 30, 1999 from $7.75 billion at December 31, 1998. This increase primarily reflects the receipt of approximately $418.0 million of new cash from the sale of our common stock as part of the Reorganization, $100.0 million of borrowed funds, and an increase in retained earnings due to net income of $78.0 million.

                  Loans increased $482.3 million, or 13.2%, to $4.14 billion at September 30, 1999 from $3.66 billion at December 31, 1998. Mortgage-backed securities, which represented 38.1% of total assets at September 30, 1999, increased $121.7 million, or 4.0%, to $3.19 billion from $3.07 billion at December 31, 1998. Investment securities available for sale increased $53.5 million, or 6.8%, to $838.5 million at September 30, 1999 from $785.0 million at December 31, 1998. These increases reflected our emphasis on the origination of one- to four-family mortgage loans supplemented by the purchase of investment securities, mortgage-backed securities and mortgage loans. This growth was primarily funded by the proceeds from the sale of common stock in the Reorganization. These increases were also partially funded by a shift from total cash and cash equivalents to these higher-yielding assets as cash and due from banks decreased $25.1 million, or 28.8%, to $62.0 million at September 30, 1999 from $87.1 million at December 31, 1998. Federal funds sold decreased $25.7 million, or 36.8%, to $44.1 million at September 30, 1999 from $69.8 million at December 31, 1998. We believe the decline in cash and cash equivalents did not adversely impact our overall liquidity position at September 30, 1999.

                  Total deposits decreased $64.8 million, or 1.0%, to $6.74 billion at September 30, 1999 from $6.81 billion at December 31, 1998. This decrease was due to a $73.3 million decrease, or 1.1%, of interest-bearing deposits to $6.42 billion at September 30, 1999 from $6.49 billion at December 31, 1998 off-set by an $8.4 million, or 2.7%, increase in noninterest-bearing deposits to $321.5 million at September 30, 1999 from $313.1 million at December 31, 1998. The decrease in interest-bearing deposits included a $37.2 million, or 0.7%, decrease in time deposits to $5.02 billion at September 30, 1999 from $5.06 billion at December 31, 1998 and a $17.0 million, or 2.0%, decrease in regular savings deposits to $815.8 million at September 30, 1999 from $832.8 million at December 31, 1998. The decrease in total deposits was primarily due to the funding of our depositors' stock purchases in the Reorganization with approximately $110.0 million of interest-bearing funds on deposit with Hudson City Savings.

                  At September 30, 1999, Hudson City Bancorp had borrowed funds, consisting entirely of securities sold under agreements to repurchase, totaling $100.0 million. At December 31, 1998, there were no borrowed funds outstanding. Hudson City Savings' capital level significantly exceeded all regulatory requirements and further increased as a result of the Reorganization. A portion of the excess capital has been deployed through the use of a capital leverage strategy where we invest in one- to four-family residential mortgages and mortgage-backed securities. This strategy was funded by borrowings from various third party broker/dealers using securities sold under agreements to repurchase. This strategy generated additional earnings through a positive interest rate spread between the yield on the interest-earning assets and the cost of the borrowings.

                  Total stockholders' equity increased $576.4 million, or 64.0%, to $1.48 billion at September 30, 1999 from $900.6 million at December 31, 1998, primarily due to net proceeds of $527.3 million from the Reorganization and net income of $78.0 million for the nine months ended September 30, 1999. These increases were partially offset by a decrease of $18.1 million in accumulated other comprehensive income due to a decline in the market value of investment securities available for sale and by $10.6 million in unallocated common stock for the ESOP.


                  Average Balance Sheet. The tables on the following pages present certain information regarding Hudson City Bancorp's financial condition and net interest income for the three and nine month periods ended September 30, 1999 and 1998. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earnings assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees which we considered adjustments to yields.

                     HUDSON CITY BANCORP, INC. - FORM 10-Q


                                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------------------------------------------
                                                                                                 1999
                                                               -------------------------------------------------------------------
                                                                            Average
                                                                            Balance                             Interest
                                                                            -------                             --------
  ASSETS:                                                                             (Dollars in thousands)
  INTEREST-EARNING ASSETS:
            First mortgage loans, net (1)..................... $                     3,857,853      $                      69,929
            Consumer and other loans..........................                          97,157                              1,947
            Federal funds sold................................                          62,171                                773
            Mortgage-backed securities........................                       3,125,958                             47,679
            Investment securities.............................                         995,777                             15,133
                                                                    ---------------------------          -------------------------
                 Total interest-earning assets................                       8,138,916                            135,461
                                                                                                         -------------------------
   NONINTEREST-EARNING ASSETS.................................                         152,033
                                                                    ---------------------------
                 TOTAL ASSETS................................. $                     8,290,949
                                                                    ===========================

  LIABILITIES AND STOCKHOLDERS' EQUITY:
  INTEREST-BEARING LIABILITIES:
            Savings accounts.................................. $                       871,713      $                       5,637
            Interest-bearing demand accounts..................                          96,410                                519
            Money market accounts.............................                         498,222                              3,405
            Time deposits.....................................                       5,031,243                             63,313
                                                                    ---------------------------          -------------------------
                 Total deposits...............................                       6,497,588                             72,874
            Borrowed funds....................................                           7,065                                102
                                                                    ---------------------------          -------------------------
                 Total interest-bearing liabilities...........                       6,504,653                             72,976
                                                                    ---------------------------          -------------------------
   NONINTEREST-BEARING LIABILITIES:
            Noninterest-bearing deposits......................                         319,848
            Other noninterest-bearing liabilities.............                          59,389
                                                                    ---------------------------
                 Total noninterest-bearing liabilities........                         379,237
                                                                    ---------------------------
            Total liabilities.................................                       6,883,890
            Stockholders' equity..............................                       1,407,059
                                                                    ---------------------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY... $                     8,290,949
                                                                    ===========================
  Net interest income/net interest rate spread (2).........                                         $                      62,485
                                                                                                         =========================
  Net interest-earning assets/net interest margin (3).....     $                     1,634,263
                                                                    ===========================
  Ratio of interest-earning assets to
            interest-bearing liabilities......................

                                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------------------------------------------
                                                                             1999                               1998
                                                               ------------------------------   ----------------------------------
                                                                            Average                            Average
                                                                          Yield/Cost                           Balance
                                                                          ----------                           -------
  ASSETS:                                                                             (Dollars in thousands)
  INTEREST-EARNING ASSETS:
            First mortgage loans, net (1).....................                   7.25  %        $                       3,445,325
            Consumer and other loans..........................                   8.02                                      84,628
            Federal funds sold................................                   4.93                                      52,337
            Mortgage-backed securities........................                   6.10                                   3,099,095
            Investment securities.............................                   6.08                                     715,333
                                                                                                     -----------------------------
                 Total interest-earning assets................                   6.66                                   7,396,718

   NONINTEREST-EARNING ASSETS.................................                                                            173,028
                                                                                                     -----------------------------
                 TOTAL ASSETS.................................                                  $                       7,569,746
                                                                                                     =============================

  LIABILITIES AND STOCKHOLDERS' EQUITY:
  INTEREST-BEARING LIABILITIES:
            Savings accounts..................................                   2.57           $                         838,433
            Interest-bearing demand accounts..................                   2.14                                      93,771
            Money market accounts.............................                   2.71                                     498,855
            Time deposits.....................................                   4.99                                   4,928,077
                                                                                                     -----------------------------
                 Total deposits...............................                   4.45                                   6,359,136
            Borrowed funds....................................                   5.73                             -
                                                                                                     -----------------------------
                 Total interest-bearing liabilities...........                   4.45                                   6,359,136
                                                                                                     -----------------------------
  NONINTEREST-BEARING LIABILITIES:
            Noninterest-bearing deposits......................                                                            288,748
            Other noninterest-bearing liabilities.............                                                             55,487
                                                                                                     -----------------------------
                 Total noninterest-bearing liabilities........                                                            344,235
                                                                                                     -----------------------------
            Total liabilities.................................                                                          6,703,371
            Stockholders' equity..............................                                                            866,375
                                                                                                     -----------------------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...                                  $                       7,569,746
                                                                                                     =============================
  Net interest income/net interest rate spread (2).........                      2.21  %

  Net interest-earning assets/net interest margin (3).....                       3.10  %        $                       1,037,582
                                                                                                     =============================
  Ratio of interest-earning assets to
            interest-bearing liabilities......................                   1.25  x

                                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------------------------------------
                                                                                            1998
                                                               -------------------------------------------------------------
                                                                                                           Average
                                                                            Interest                      Yield/Cost
                                                               ------------------------------   ----------------------------
  ASSETS:                                                                           (Dollars in thousands)
  INTEREST-EARNING ASSETS:
            First mortgage loans, net (1).....................  $                       65,002                   7.55  %
            Consumer and other loans..........................                           1,819                   8.60
            Federal funds sold................................                             701                   5.31
            Mortgage-backed securities........................                          50,876                   6.57
            Investment securities.............................                          11,965                   6.69
                                                                     --------------------------
                 Total interest-earning assets................                         130,363                   7.05
                                                                     --------------------------
  NONINTEREST-EARNING ASSETS..................................

                 TOTAL ASSETS.................................


  LIABILITIES AND STOCKHOLDERS' EQUITY:
  INTEREST-BEARING LIABILITIES:
            Savings accounts..................................  $                        5,771                   2.73
            Interest-bearing demand accounts..................                             502                   2.12
            Money market accounts.............................                           3,615                   2.88
            Time deposits.....................................                          68,677                   5.53
                                                                     --------------------------
                 Total deposits...............................                          78,565                   4.90
            Borrowed funds....................................                   -                           -
                                                                     --------------------------
                 Total interest-bearing liabilities...........                          78,565                   4.90
                                                                     --------------------------
  NONINTEREST-BEARING LIABILITIES:
            Noninterest-bearing deposits......................
            Other noninterest-bearing liabilities.............

                 Total noninterest-bearing liabilities........

            Total liabilities.................................
            Stockholders' equity..............................

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...

  Net interest income/net interest rate spread (2).........     $                       51,798                   2.15  %
                                                                     ==========================
  Net interest-earning assets/net interest margin (3).....                                                       2.84  %

  Ratio of interest-earning assets to
            interest-bearing liabilities......................                                                   1.16  x

-------------------------------------------------

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

                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------------------------------------------
                                                                                             1999
                                                             ---------------------------------------------------------------------
                                                                            Average
                                                                            Balance                             Interest
                                                                            -------                             --------
  ASSETS:                                                                           (Dollars in thousands)
  INTEREST-EARNING ASSETS:
              First mortgage loans, net (1)..................$                       3,697,876      $                     202,967
              Consumer and other loans.......................                           90,508                              5,437
              Federal funds sold.............................                           58,634                              2,036
              Mortgage-backed securities.....................                        3,095,786                            143,555
              Investment securities..........................                          909,851                             42,333
                                                                   ----------------------------          -------------------------
                  Total interest-earning assets..............                        7,852,655                            396,328
                                                                                                         -------------------------
  NONINTEREST-EARNING ASSETS.................................                          160,037
                                                                   ----------------------------
                  TOTAL ASSETS...............................$                       8,012,692
                                                                   ============================

  LIABILITIES AND STOCKHOLDERS' EQUITY:
  INTEREST-BEARING LIABILITIES:
              Savings accounts...............................$                         862,494      $                      16,828
              Interest-bearing demand accounts...............                           97,331                              1,544
              Money market accounts..........................                          501,515                             10,332
              Time deposits..................................                        5,095,581                            193,871
                                                                   ----------------------------          -------------------------
                  Total deposits.............................                        6,556,921                            222,575
              Borrowed funds.................................                            2,381                                102
                                                                   ----------------------------          -------------------------
                  Total interest-bearing liabilities.........                        6,559,302                            222,677
                                                                   ----------------------------          -------------------------
  NONINTEREST-BEARING LIABILITIES:
              Noninterest-bearing deposits...................                          309,125
              Other noninterest-bearing liabilities..........                           57,378
                                                                   ----------------------------
                  Total noninterest-bearing liabilities......                          366,503
                                                                   ----------------------------
              Total liabilities..............................                        6,925,805
              Stockholders' equity...........................                        1,086,887
                                                                   ----------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.$                       8,012,692
                                                                   ============================
  Net interest income/net interest rate spread (2).........                                         $                     173,651
                                                                                                         =========================
  Net interest-earning assets/net interest margin (3).....   $                       1,293,353
                                                                   ============================
  Ratio of interest-earning assets to
              interest-bearing liabilities...................

                                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------------------------------------------
                                                                          1999                               1998
                                                             -----------------------------   ------------------------------------
                                                                         Average                            Average
                                                                       Yield/Cost                           Balance
                                                                       ----------                           -------
  ASSETS:                                                                          (Dollars in thousands)
  INTEREST-EARNING ASSETS:
              First mortgage loans, net (1)..................                 7.32  %        $                        3,402,602
              Consumer and other loans.......................                 8.01                                       84,237
              Federal funds sold.............................                 4.64                                       50,401
              Mortgage-backed securities.....................                 6.18                                    3,038,404
              Investment securities..........................                 6.20                                      743,028
                                                                                                  ------------------------------
                  Total interest-earning assets..............                 6.73                                    7,318,672

  NONINTEREST-EARNING ASSETS.................................                                                           172,193
                                                                                                  ------------------------------
                  TOTAL ASSETS...............................                                $                        7,490,865
                                                                                                  ==============================

  LIABILITIES AND STOCKHOLDERS' EQUITY:
  INTEREST-BEARING LIABILITIES:
              Savings accounts...............................                 2.61           $                          837,565
              Interest-bearing demand accounts...............                 2.12                                       91,870
              Money market accounts..........................                 2.75                                      498,509
              Time deposits..................................                 5.09                                    4,879,427
                                                                                                  ------------------------------
                  Total deposits.............................                 4.54                                    6,307,371
              Borrowed funds.................................                 5.75                              -
                                                                                                  ------------------------------
                  Total interest-bearing liabilities.........                 4.54                                    6,307,371
                                                                                                  ------------------------------
  NONINTEREST-BEARING LIABILITIES:
              Noninterest-bearing deposits...................                                                           284,276
              Other noninterest-bearing liabilities..........                                                            55,640
                                                                                                  ------------------------------
                  Total noninterest-bearing liabilities......                                                           339,916
                                                                                                  ------------------------------
              Total liabilities..............................                                                         6,647,287
              Stockholders' equity...........................                                                           843,578
                                                                                                  ------------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.                                $                        7,490,865
                                                                                                  ==============================
  Net interest income/net interest rate spread (2).........                   2.19  %

  Net interest-earning assets/net interest margin (3).....      $             2.94  %        $                        1,011,301
                                                                                                  ==============================
  Ratio of interest-earning assets to
              interest-bearing liabilities...................                 1.20  x

                                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------------------------------------
                                                                                           1998
                                                             ---------------------------------------------------------------
                                                                                                           Average
                                                                            Interest                      Yield/Cost
                                                                            --------                      ----------
  ASSETS:                                                                           (Dollars in thousands)
  INTEREST-EARNING ASSETS:
              First mortgage loans, net (1)..................  $                      193,759                   7.59  %
              Consumer and other loans.......................                           5,471                   8.66
              Federal funds sold.............................                           2,018                   5.35
              Mortgage-backed securities.....................                         151,605                   6.65
              Investment securities..........................                          37,624                   6.75
                                                                     -------------------------
                  Total interest-earning assets..............                         390,477                   7.11
                                                                     -------------------------
  NONINTEREST-EARNING ASSETS.................................

                  TOTAL ASSETS...............................


  LIABILITIES AND STOCKHOLDERS' EQUITY:
  INTEREST-BEARING LIABILITIES:
              Savings accounts...............................  $                       17,314                   2.76
              Interest-bearing demand accounts...............                           1,458                   2.12
              Money market accounts..........................                          10,841                   2.91
              Time deposits..................................                         203,777                   5.58
                                                                     -------------------------
                  Total deposits.............................                         233,390                   4.95
              Borrowed funds.................................                   -                           -
                                                                     -------------------------
                  Total interest-bearing liabilities.........                         233,390                   4.95
                                                                     -------------------------
  NONINTEREST-BEARING LIABILITIES:
              Noninterest-bearing deposits...................
              Other noninterest-bearing liabilities..........

                  Total noninterest-bearing liabilities......

              Total liabilities..............................
              Stockholders' equity...........................

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.

  Net interest income/net interest rate spread (2).........    $                      157,087                   2.16  %
                                                                     =========================
  Net interest-earning assets/net interest margin (3).....                                                      2.85  %

  Ratio of interest-earning assets to
              interest-bearing liabilities...................                                                   1.16  x

-----------------------------------------------

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

                           HUDSON CITY BANCORP, INC.
                                    FORM 10-Q


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                  General. Net income for the quarter ended September 30, 1999 was $28.8 million, an increase of $5.5 million, or 23.6%, compared to $23.3 million for the quarter ended September 30, 1998. Basic and diluted earnings were $0.22 per share from the date of Reorganization (July 13, 1999) to the end of the period. Basic and diluted earnings were $0.25 per share, assuming that the Reorganization was completed on July 1, 1999. The increase in net income was attributable to an increase of $10.7 million in net interest income partially off-set by an increase of $2.3 million in total non-interest expense and an increase of $2.6 million in income tax expense. Our return on average assets for the quarter ended September 30, 1999 was 1.39% compared to 1.23% for the quarter ended September 30, 1998. Our return on average equity for the quarter ended September 30, 1999 was 8.18% compared to 10.75% for the quarter ended September 30, 1998 reflecting the additional equity received in connection with the Reorganization.

                  Interest Income. Total interest income increased $5.1 million, or 3.9%, to $135.5 million for the quarter ended September 30, 1999 compared to $130.4 million for the corresponding prior year quarter. Interest and fees on first mortgage loans increased $4.9 million, or 7.5%, to $69.9 million from $65.0 million for the quarters ended September 30, 1999 and 1998, respectively. Interest and dividends on investment securities available for sale increased $3.2 million, or 26.9%, to $15.1 million from $11.9 million for the quarters ended September 30, 1999 and 1998, respectively. Offsetting these increases, interest on mortgage-backed securities decreased $3.2 million, or 6.3%, to $47.7 million for the quarter ended September 30, 1999 compared to $50.9 million for the corresponding quarter in the prior year.

                  The average balance of total interest-earning assets increased $742.2 million, or 10.0%, to $8.14 billion for the quarter ended September 30, 1999 compared to $7.40 billion for the corresponding quarter of the prior year. This increase was primarily attributable to a $412.5 million, or 12.0%, increase in the average balance of first mortgage loans, net, to $3.86 billion for the third quarter of 1999 compared to $3.45 billion for the third quarter of 1998. The average balance of investment securities increased $280.5 million, or 39.2%, to $995.8 million from $715.3 million for the third quarters of 1999 and 1998, respectively. Also, for the quarter ended September 30, 1999, the average balance of mortgage-backed securities increased $26.9 million, or 0.9%, to $3.13 billion. The net cash proceeds from the Reorganization were initially deployed in short-term investment securities and were later shifted to fund the origination and purchase of first mortgage loans. Also reflected in the growth of total interest-earning assets was internal growth, primarily the origination of first mortgage loans supplemented by purchases of mortgage-backed securities and investment securities to manage interest rate risk. For the three months ended September 30, 1999, we originated and purchased mortgage loans of approximately $415.0 million, compared to $218.0 million for the corresponding 1998 period.

                  The impact on interest income due to the growth in the average balance of total interest-earning assets was offset in part by a decrease in the annualized average yield on interest-earning assets of 39 basis points to 6.66% for the quarter ended September 30, 1999 from 7.05% for the corresponding prior year quarter. The annualized average yield on first mortgage loans decreased 30 basis points to 7.25% from 7.55% for the quarters ended September 30, 1999 and 1998, respectively. For mortgage-backed securities, the annualized average yield decreased 47 basis points to 6.10% for the quarter ended September 30, 1999 from 6.57% for the corresponding prior year period. The annualized average yield on investment securities decreased 61 basis points to 6.08% from 6.69% for the quarters ended September 30, 1999 and 1998, respectively. The decreases in the annualized average yields on our interest-earning assets reflect the downward repricing of those assets during the lower interest rate environment from September 30, 1998 through early 1999. Over the past several months, market interest rates have generally increased. Although this general increase did not materially impact our results of operations in the recent quarter, we expect it to impact the yields on our interest-earning assets in future periods. The decrease in the yield on investment securities also reflects the initial investment of the proceeds from the Reorganization into lower yielding short-term securities.

                  Interest Expense. Interest expense on deposits decreased $5.7 million, or 7.3%, to $72.9 million for the quarter ended September 30, 1999 compared to $78.6 million for the quarter ended September 30, 1998. Interest expense on time deposits, which represented 87.4% of interest expense on deposits and 94.7% of the decrease for the quarter, decreased $5.4 million, or 7.9%, to $63.3 million for the quarter ended September 30, 1999 from $68.7 million for the quarter ended September 30, 1998. Interest expense on borrowed funds was $0.1 million for the quarter ended September 30, 1999. There was no interest expense on borrowed funds for the quarter ended September 30, 1998.

                  The decrease in interest expense was primarily due to a 45 basis point decrease in the annualized average cost of total interest-bearing liabilities to 4.45% for the quarter ended September 30, 1999 compared to 4.90% for the corresponding prior year quarter. Among the various deposit account types, the largest decrease in the annualized average cost occurred in time deposits which decreased 54 basis points to 4.99% from 5.53% for the quarters ended September 30, 1999 and 1998, respectively. The decreases in the annualized average cost on our interest-bearing liabilities reflect the downward repricing of those liabilities due to the lower interest rate environment from September 30, 1998 through early 1999. Over the past several months, market interest rates have generally increased. Although this general increase did not materially impact our results of operations in the recent quarter, we expect it to impact the costs of our interest-bearing liabilities in future periods.

                  The impact of the decrease in the annualized average cost of total interest-bearing liabilities was partially offset by an increase in the average balance of such liabilities. The average balance of total interest-bearing liabilities increased $145.5 million, or 2.3%, to $6.50 billion for the quarter ended September 30, 1999 compared to $6.36 billion for the quarter ended September 30, 1998. Of this increase, $103.2 million, or 70.9% of the increase, resulted from a 2.1% increase in the average balance of time deposits to $5.03 billion for the quarter ended September 30, 1999 from $4.93 billion for the quarter ended September 30, 1998. The average balance of regular savings deposits increased $33.3 million, or 4.0%, to $871.7 million for the quarter ended September 30, 1999. We believe that the increase in the average balance of total interest-bearing liabilities reflects our offering of competitive rates to depositors. The average balance of borrowed funds for the quarter ended September 30, 1999 was $7.1 million. We expect to increase borrowed funds in the future. Borrowed funds generally have higher interest costs than retail deposits and may result in an increase in the cost of our interest bearing liabilities.

                  Net Interest Income. Net interest income increased $10.7 million, or 20.7%, to $62.5 million for the quarter ended September 30, 1999 compared to $51.8 million for the quarter ended September 30, 1998. This increase reflects the increase in the average balance of first mortgage loans and investment securities, and the decrease in the annualized average cost of deposits. Our annualized net interest spread increased 6 basis points to 2.21% for the quarter ended September 30, 1999 compared to 2.15% for the corresponding prior year quarter. This increase was primarily due to our interest-bearing liabilities repricing more quickly, over the past twelve months, than our interest-earning assets. The annualized net interest margin increased 26 basis points to 3.10% for the quarter ended September 30, 1999 compared to 2.84% for the quarter ended September 30, 1998, primarily due to the investment of the proceeds from the Reorganization.

                  Provision for Loan Losses. Our provision for loan losses was $0.6 million for each of the quarters ended September 30, 1999 and 1998. The current level of the provision for loan losses reflects the continued growth in the loan portfolio even though there has been a decrease in non-performing loans. The allowance for loan losses at September 30, 1999 increased $1.7 million, or 9.6%, to $19.4 million compared to $17.7 million at December 31, 1998. The increase in the allowance for loan losses reflects the continued growth in the loan portfolio and the low levels of loan charge-offs. Non-performing loans were $13.4 million at September 30, 1999, a decrease of $1.9 million, or 12.4%, compared to $15.3 million at December 31, 1998, primarily due to the continued strong economy resulting in lower unemployment.

                  At September 30, 1999, the ratio of non-performing loans to total loans was 0.32% compared to 0.42% at December 31, 1998. The ratio of the allowance for loan losses to non-performing loans was 144.80% at September 30, 1999 compared to 115.47% at December 31, 1998, while the allowance for loan losses to total loans was 0.47% and 0.48% at September 30, 1999 and December 31, 1998, respectively.

                  Non-Interest Income. Total non-interest income, consisting of service fees and other income, decreased $0.2 million, or 14.3%, to $1.2 million for the quarter ended September 30, 1999 compared to $1.4 million for the corresponding prior year quarter.

                  Non-Interest Expense. Total non-interest expense, consisting primarily of salaries and employee benefits and net occupancy expense, increased $2.3 million, or 15.6%, to $17.0 million from $14.7 million for the quarters ended September 30, 1999 and 1998, respectively. Salaries and employee benefits increased $2.1 million, or 24.4%, to $10.7 million for the quarter ended September 30, 1999. This increase primarily reflects the recognition of compensation expense associated with the ESOP that was adopted in the Reorganization and routine increases in salaries and employee benefits.

                  Our efficiency ratio for the third quarter of 1999 was 26.7% compared to 27.6% for the third quarter of 1998. Our annualized ratio of non-interest expense to average assets was 0.82% and 0.77% for the quarters ended September 30, 1999 and 1998, respectively.

                  Income Taxes. Income tax expense increased $2.6 million, or 17.7%, to $17.3 million for the quarter ended September 30, 1999 compared to $14.7 million for the quarter ended September 30, 1998. This increase is due primarily to an increase in income before income tax expense.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                  General. Net income was $78.0 million for the nine months ended September 30, 1999, an increase of $7.9 million, or 11.3%, compared to $70.1 million for the nine months ended September 30, 1998. The increase was primarily attributable to a $16.6 million increase in net interest income partially off-set by a $3.9 million increase in total non-interest expense and a $4.7 million increase in income tax expense. Our return on average assets for the first nine months of 1999 was 1.30% compared to 1.25% for the first nine months of 1998. Our return on average equity for the first nine months of 1999 was 9.57% compared to 11.08% for the first nine months of 1998 reflecting the additional equity received in connection with the Reorganization.

                  Interest Income. Total interest income increased $5.8 million, or 1.5%, to $396.3 million for the nine months ended September 30, 1999 compared to $390.5 million for the corresponding period in 1998. Interest and fees on first mortgage loans for the nine months ended September 30, 1999 was $203.0 million, an increase of $9.2 million, or 4.7%, compared to $193.8 million for the nine months ended September 30, 1998. Interest on investment securities available for sale increased $4.8 million, or 12.8%, to $42.3 million for the nine months ended September 30, 1999 compared to $37.5 million for the corresponding period in 1998. Offsetting these increases in total interest income was a decrease in interest income on mortgage-backed securities of $8.0 million, or 5.3%, to $143.6 million for the nine month period ended September 30, 1999 compared to $151.6 million for the nine month period ended September 30, 1998.

                  The average balance of total interest-earning assets increased $534.0 million, or 7.3%, to $7.85 billion for the nine month period ended September 30, 1999 compared to $7.32 billion for the corresponding period of 1998. This increase was primarily attributable to a $295.3 million, or 8.7%, increase in first mortgage loans, net, to $3.70 billion for the nine months ended September 30, 1999 compared to $3.40 billion for the corresponding prior year period. The average balance of investment securities increased $166.9 million, or 22.5%, to $909.9 million for the nine months ended September 30, 1999 compared to $743.0 million for the nine months ended September 30, 1998. In addition, the average balance of mortgage-backed securities increased $57.4 million, or 1.9%, to $3.10 billion for the nine month period ended September 30, 1999 compared to $3.04 billion for the corresponding prior year period. The increase in the average balance of investment securities was due in part to the initial deployment into short-term securities of the net cash proceeds from the Reorganization. The increase in the average balance of first mortgage loans was due in part to the eventual use of the proceeds from the Reorganization for the origination and purchase of first mortgage loans. These increases also reflected internal growth by originating first mortgage loans, while using purchases of investment securities and mortgage-backed securities to manage interest rate risk. For the nine months ended September 30, 1999, we originated and purchased mortgage loans of approximately $1.06 billion compared to $644.0 million for the corresponding 1998 period.

                  The impact on interest income from the growth in the average balance of total interest-earning assets was offset in part by a 38 basis point decrease in the annualized average yield of interest-earning assets to 6.73% for the nine months ended September 30, 1999 compared to 7.11% for the nine months ended September 30, 1998. The annualized average yield on first mortgage loans, net, decreased 27 basis points to 7.32% for the nine months ended September 30, 1999 compared to 7.59% for the corresponding prior year period. The annualized average yield on investment securities decreased 55 basis points to 6.20% from 6.75% for the nine month periods ended September 30, 1999 and 1998, respectively. The annualized average yield on mortgage-backed securities decreased 47 basis points to 6.18% for the nine months ended

                           HUDSON CITY BANCORP, INC.
                                    FORM 10-Q

September 30, 1999 compared to 6.65% for the nine months ended September 30, 1998. The decreases in the annualized average yields on our interest-earning assets reflect the downward repricing of those assets during a lower interest rate environment from September 30, 1998 through early 1999. Over the past several months, market interest rates have generally increased. Although this general increase did not materially impact our results of operations in the recent period, we expect it to impact the yields on our interest-earning assets in future periods. The decrease in the yield on investment securities also reflects the initial investment of the proceeds from the Reorganization into lower yielding short-term securities.

                  Interest Expense. Interest expense on deposits decreased $10.8 million, or 4.6%, to $222.6 million for the nine months ended September 30, 1999 compared to $233.4 million for the corresponding prior year period. Interest expense on time deposits, which accounted for 87.1% of total interest expense on deposits, decreased $9.9 million, or 4.9%, to $193.9 million for the nine months ended September 30, 1999 compared to $203.8 million for the nine months ended September 30, 1998. Interest expense on borrowed funds was $0.1 million for the nine months ended September 30, 1999. There was no interest expense on borrowed funds for the nine months ended September 30, 1998.

                  The decrease in interest expense was primarily due to a decrease of 41 basis points in the annualized average cost of total interest-bearing liabilities to 4.54% for the nine months ended September 30, 1999 from 4.95% for the nine months ended September 30, 1998. Among the interest-bearing liability mix, the largest decrease was a 49 basis point decline in the annualized average cost of time deposits to 5.09% from 5.58% for the nine month periods ended September 30, 1999 and 1998, respectively. The decreases in the annualized average cost on our interest-bearing liabilities reflect the downward repricing of those liabilities due to the lower interest rate environment from September 30, 1998 through early 1999. Over the past several months, market interest rates have generally increased. Although this general increase did not materially impact our results of operations in the recent period, we expect it to impact the costs of our interest-bearing liabilities in future periods.

                  The impact of the decrease in the annualized average cost of total interest-bearing liabilities was partially offset by an increase in the average balance of such liabilities. The average balance of total interest-bearing liabilities increased $251.9 million, or 4.0%, to $6.56 billion for the nine months ended September 30, 1999 compared to $6.31 billion for the corresponding period of the prior year. Of the increase in the average balance of total interest-bearing liabilities, $216.2 million, or 85.8% of the increase, resulted from a 4.4% increase in the average balance of time deposits to $5.10 billion from $4.88 billion for the nine month periods ended September 30, 1999 and 1998, respectively. The average balance of regular savings deposits increased $24.9 million, or 3.0%, to $862.5 million for the nine months ended September 30, 1999. We believe that the increase in the average balance of total interest-bearing liabilities reflects our offering of competitive rates to our depositors. The average balance of borrowed funds for the nine months ended September 30, 1999 was $2.4 million.

                  Net Interest Income. Net interest income for the first nine months of 1999 increased $16.6 million, or 10.6%, to $173.7 million from $157.1 million for the first nine months of 1998. This increase reflects the increase in the average balance of first mortgage loans and investment securities, and a decrease in the annualized average cost of total interest-bearing liabilities. Our annualized net interest spread increased to 2.19% for the nine month period ended September 30, 1999 compared to 2.16% for the corresponding prior year period. The annualized net interest margin increased to 2.94% from 2.85% for the nine months ended September 30, 1999 and 1998, respectively, primarily due to the investment of the proceeds from the Reorganization.

                  Provision for Loan Losses. Our provision for loan losses was $1.75 million for the nine months ended September 30, 1999 compared to $1.80 million for the corresponding prior year period. The current level of the provision for loan losses is reflective of the continued growth in the loan portfolio even though there has been a decrease in non-performing loans.

                  Non-Interest Income. Total non-interest income, consisting of service fees and other income, decreased $0.1 million, or 2.7%, to $3.6 million from $3.7 million for the nine month periods ended September 30, 1999 and 1998, respectively.

                  Non-Interest Expense. Total non-interest expense increased $3.9 million, or 8.2%, to $51.2 million for the nine month period ended September 30, 1999 compared to $47.3 million for the corresponding prior year period. Salaries and employee benefits increased $2.9 million, or 9.8%, to $32.4 million from $29.5 million for the nine months ended September 30, 1999 and 1998, respectively, primarily due to the recognition of compensation expense associated with the ESOP and routine salary and employee benefit increases. Other expense increased $0.7 million, or 10.6%, to $7.3 million for the nine month period ended September 30, 1999 compared to $6.6 million for the corresponding prior year period. This increase primarily reflects additional operating expenses related to the increased volume of our first mortgage loan originations.

                  Our efficiency ratio for the nine month period ended September 30, 1999 was 28.9% compared to 29.4% for the corresponding prior year period. Our annualized ratio of non-interest expense to average assets was 0.85% and 0.84% for the nine months ended September 30, 1999 and 1998, respectively.

                  Income Taxes. Income tax expense increased $4.7 million, or 11.3%, to $46.3 million for the nine month period ended September 30, 1999 compared to $41.6 million for the nine month period ended September 30, 1998. This increase was primarily due to an increase in income before income tax expense for the first nine months of 1999 compared to the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES.

                  The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also have a written agreement that allows us to borrow up to $25.0 million in federal funds from a correspondent bank. In addition, we may enter into repurchase agreements with approved broker-dealers. Repurchase agreements are agreements which allow us to borrow money using our securities as collateral.

                  Scheduled loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

                  Our primary investing activities are the origination and purchase of one- to four-family real estate loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. For the three and nine months ended September 30, 1999, we originated and purchased mortgage loans of approximately $415.0 million and $1.06 billion, respectively, compared to $218.0 million and $644.0 million, respectively, for the corresponding 1998 periods. Purchases of mortgage-backed securities for the nine months ended September 30, 1999 were $1.00 billion and for the nine months ended September 30, 1998 were $920.5 million, while purchases of investment securities for the nine months ended September 30, 1999 were $914.0 million and for the nine months ended September 30, 1998 were $495.7 million.

                  These investing activities were funded by principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities, borrowings, funds provided by our operating activities, and the sale of Hudson City Bancorp's common stock in the Reorganization. Principal repayments on loans and mortgage-backed securities totaled $1.51 billion for the nine month period ended September 30, 1999 compared to $1.39 billion for the nine month period ended September 30, 1998. Maturities and calls of investment securities totaled $723.7 million for the nine months ended September 30, 1999 compared to $452.8 for the nine months ended September 30, 1998. Sales of investment securities for the nine months ended September 30, 1999 were $109.8 million. There were no sales of investment securities for the corresponding prior year period. Hudson City Bancorp had borrowed funds, consisting entirely of securities sold under agreements to repurchase, of $100.0 million at September 30, 1999.

                  At September 30, 1999, Hudson City Savings had outstanding loan commitments to borrowers of approximately $186.7 million and available home equity and overdraft lines of credit of approximately $54.4 million. Commitments to purchase mortgage-backed securities were approximately $98.9 million at September 30, 1999. Time deposit accounts scheduled to mature within one year were $4.57 billion at September 30, 1999. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings.

                  We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet current funding commitments. We do not anticipate any material capital expenditures, nor do we have any balloon payment due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above that would impact our liquidity position. Currently, we are planning to open four new branch locations of which three have received full regulatory approval to date. We plan to open all four branches during 2000. The expenditures related to their establishment are not expected to have a material impact on our financial position or results of operations.

                  Hudson City Bancorp sold 54,350,000 shares of its common stock to the public as part of the Reorganization at $10.00 per share resulting in net proceeds of $527.3 million. Hudson City Bancorp also issued 61,288,300 shares to Hudson City, MHC. Excluding the use of deposits by subscription-eligible depositors to purchase stock, net proceeds funded by cash were approximately $418.0 million. On October 14, 1999, the Board of Directors of Hudson
City Bancorp declared a quarterly cash dividend of five cents ($0.05) per common share outstanding. The dividend is payable on December 1, 1999 to shareholders of record at the close of business on November 12, 1999.

                  At September 30, 1999, we exceeded each of the applicable regulatory capital requirements. Our leverage (tier 1) capital was $1.49 billion, or 18.65%, at September 30, 1999. In order to be classified as "well-capitalized" by the FDIC we were required to have leverage (tier 1) capital of $400.6 million, or 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a tier 1 risk-based capital ratio of 6.00% and a total risk-based capital ratio of 10.00%. At September 30, 1999, we had a tier 1 risk-based capital ratio of 57.92% and a total risk-based capital ratio of 58.68%.


YEAR 2000 ISSUES

                  General. A significant challenge that is confronting the business community, including Hudson City Savings and its competitors, centers on the inability of many computer systems and software applications to recognize the Year 2000 (referred to as the "Y2K issue"). Many existing computer systems and software applications originally were programmed to provide only two digits to identify the calendar year. With the Year 2000 ("Y2K") approaching, these systems and applications may recognize "00" as the Year 1900 rather than the Year 2000.

                  Failure by federally-regulated institutions, such as Hudson City Savings, to adequately address the Y2K issue may result in supervisory action by bank regulatory authorities, including the reduction of the institution's supervisory rating, the denial of applications for approval of mergers or acquisitions, the denial of applications for approval of new branch openings, or the imposition of civil money penalties.

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

                  On July 20, 1999, the federal government enacted the Year 2000 Readiness and Responsibility Act P.L.106-37. Among the goals of the legislation are: (1) to establish uniform legal standards that give businesses and users of technology products reasonable incentives to solve the Year 2000 problems before they develop, (2) to encourage remediation and testing efforts,
(3) to promote alternative dispute resolution, and (4) to discourage insubstantial lawsuits while preserving remedies of plaintiffs who suffer genuine injury. No assurance can be given at this time that the legislation will have the effect of limiting any of our potential liability.

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

                  Use of Resources. Managing the Year 2000 project has resulted in additional direct and indirect costs. The costs of the Y2K project have not been significant to date, and we believe that the total cost of the project will not be material to our results of operations or financial condition in any one year. Although we currently estimate that the total cost of the Y2K project, excluding the reallocation of internal resources, will be approximately $1.0 million, of which we have already incurred $0.9 million, we cannot guarantee that such costs would not become material in the future.

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

                  While we are in the process of completing our Y2K project in a timely manner, we cannot guarantee that the Y2K projects of other companies with whom we conduct business will also be completed in a timely manner. The failure of these entities to adequately address the Y2K issue could adversely affect our ability to conduct business.

                  To address the risks associated with the failure of mission-critical systems at critical dates, we have developed a business resumption contingency plan. We have developed contingency, or alternate plans, for our mission-critical systems on a department-by-department basis in anticipation of potential unplanned system difficulties or third-party failures at January 1, 2000 or dates beyond. However, the review team understands that certain events beyond our control may diminish our ability to provide minimum levels of service. Management considers the worst-case scenario to be extended power outages and loss of telecommunications. Failure of these services will affect companies, individuals and the government, and cannot be remedied by anyone other than the responsible party. We are preparing to provide minimum levels of service during sporadic power outages and temporary telecommunications interruptions. However, during extensive losses of power and/or telecommunications, we may temporarily halt our operations.

                  Additionally, public concerns over the Year 2000 issue could adversely impact Hudson City Bancorp's deposit flows near the end of 1999. Although we have made every effort to inform our customers of the efforts taken in order to ensure that our mission critical computer systems will not be adversely effected by the Year 2000 issue, there still exists a likelihood that some customers will remove their deposit funds as a precautionary measure. While we believe that deposit outflows related solely to the Year 2000 issue will likely be both minimal and short-term in nature, we have planned for potential alternative funding sources in the event that such deposit outflows occur.

                  In September 1999, Tropical Storm Floyd sporadically disrupted telecommunications and power throughout New Jersey for several days. Certain aspects of Hudson City Bancorp's business resumption contingency plan were successfully implemented to provide continued service with little or no inconvenience to our customers.

                  Overall, we do not anticipate any adverse material impact on our operations as a result of the Y2K issue.

IMPACT OF PROPOSED LEGISLATION

                  As of the date of this document, the U.S. Congress passed legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers. The legislation is being forwarded to the President for his approval. Generally, the legislation would (1) repeal the historical restrictions and eliminate many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (2) provide a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broaden the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (4) provide an enhanced framework for protecting the privacy of consumer's information, (5) adopt a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system, (6) modify the laws governing the implementation of the Community Reinvestment Act and (7) address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities activities.

                  In particular, the pending legislation would restrict certain of the powers that unitary savings and loan association holding companies currently have. Unitary savings and loan holding companies that are

"grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999 would retain their authority under current law. All other savings and loan companies would be limited to financially related activities permissible for bank holding companies, as defined under the new law. The proposed legislation would also prohibit non-financial companies from acquiring savings and loan association holding companies.

                  Bank holding companies, like Hudson City Bancorp, would be permitted to engage in a wider variety of financial activities than permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

                  We do not believe that the proposed legislation, as publicly reported, would have a material adverse affect on our operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

                  Quantitative and qualitative disclosure about market risk is presented as of December 31, 1998 in Hudson City Bancorp's Registration Statement on Form S-1, as amended (Registration No. 333-74383). The following is an update of the discussion provided therein.

                  General. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, concentrated in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 1999 and did not have any such hedging transactions in place at September 30, 1999. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

                  Interest Rate Risk Compliance. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 1998. Assuming a 100 basis point interest rate increase, the present value of equity would decrease $144.1 million, or 8.90%, at September 30, 1999 relative to the base (no rate change) scenario, compared with a $102.7 million, or 9.08%, decrease at December 31, 1998 relative to the base scenario. Assuming a 100 basis point interest rate decrease, the present value of equity would increase $123.7 million, or 7.64%, at September 30, 1999 relative to the base scenario, compared with a $12.7 million, or 1.13%, decrease at December 31, 1998 relative to the base scenario.

                  GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 1999 which we anticipate to reprice or mature in each of the future time periods shown.

                           HUDSON CITY BANCORP, INC.
                                    FORM 10-Q


                                                                           At September 30, 1999
                                                   ------------------------------------------------------------------------
                                                                                                     More than
                                                             Six months                             six months
                                                              or less                               to one year
                                                   -------------------------------        --------------------------------
                                                                           (Dollars in thousands)

  INTEREST-EARNING ASSETS:
       First mortgage loans........................$                      444,855         $                       459,602
       Consumer and other loans....................                        27,314                                     909
       Federal funds sold..........................                        44,100                                       -
       Mortgage-backed securities..................                     1,258,532                               1,244,469
       Investment securities.......................                           147                                     247
                                                        --------------------------             ---------------------------

             Total interest-earning assets.........                     1,774,948                               1,705,227
                                                        --------------------------             ---------------------------


  INTEREST-BEARING LIABILITIES:
       Savings accounts............................                        26,501                                  20,650
       Interest-bearing demand accounts........                             2,346                                   2,346
       Money market accounts.......................                       123,161                                 123,162
       Time deposits...............................                     3,452,420                               1,113,203
       Borrowed funds..............................                             -                                       -
                                                        --------------------------             ---------------------------

             Total interest-bearing liabilities....                     3,604,428                               1,259,361
                                                        --------------------------             ---------------------------

  Interest rate sensitivity gap....................$                  (1,829,480)         $                       445,866
                                                        ==========================             ===========================

  Cumulative interest rate sensitivity gap...      $                  (1,829,480)         $                   (1,383,614)
                                                        ==========================             ===========================

  Cumulative interest rate sensitivity gap
       as a percent of total assets................                       (21.86)  %                              (16.53)  %

  Cumulative interest-earning assets
       as a percentage of interest-
       bearing liabilities.........................                         49.24  %                                71.55  %

                                                                              At September 30, 1999
                                                   ----------------------------------------------------------------------------
                                                                  More than                              More than
                                                                  one year                               two years
                                                                to two years                          to three years
                                                        ------------------------------        --------------------------------
                                                                              (Dollars in thousands)

  INTEREST-EARNING ASSETS:
       First mortgage loans........................     $                     562,607         $                       470,234
       Consumer and other loans....................                             1,806                                   2,321
       Federal funds sold..........................                                 -                                       -
       Mortgage-backed securities..................                           145,898                                 109,055
       Investment securities.......................                               514                                     709
                                                             -------------------------             ---------------------------

             Total interest-earning assets.........                           710,825                                 582,319
                                                             -------------------------             ---------------------------


  INTEREST-BEARING LIABILITIES:
       Savings accounts............................                           202,288                                 242,746
       Interest-bearing demand accounts........                                23,460                                  28,152
       Money market accounts.......................                           123,162                                 123,161
       Time deposits...............................                           393,100                                  37,465
       Borrowed funds..............................                                 -                                       -
                                                             -------------------------             ---------------------------

             Total interest-bearing liabilities....                           742,010                                 431,524
                                                             -------------------------             ---------------------------

  Interest rate sensitivity gap....................     $                    (31,185)         $                       150,795
                                                             =========================             ===========================

  Cumulative interest rate sensitivity gap...           $                 (1,414,799)         $                   (1,264,004)
                                                             =========================             ===========================

  Cumulative interest rate sensitivity gap
       as a percent of total assets................                           (16.91)  %                              (15.11)  %

  Cumulative interest-earning assets
       as a percentage of interest-
       bearing liabilities.........................                             74.76  %                                79.06  %

                                                                            At September 30, 1999
                                                   --------------------------------------------------------------------------
                                                                More than
                                                               three years                            More than
                                                              to five years                          five years
                                                      ------------------------------        ------------------------------
                                                                           (Dollars in thousands)

  INTEREST-EARNING ASSETS:
       First mortgage loans........................   $                     540,343         $                   1,549,523
       Consumer and other loans....................                          17,834                                52,648
       Federal funds sold..........................                               -                                     -
       Mortgage-backed securities..................                          88,516                               346,118
       Investment securities.......................                         437,440                               400,782
                                                            ------------------------             -------------------------

             Total interest-earning assets.........                       1,084,133                             2,349,071
                                                            ------------------------             -------------------------


  INTEREST-BEARING LIABILITIES:
       Savings accounts............................                         161,831                               161,830
       Interest-bearing demand accounts........                              18,768                                18,768
       Money market accounts.......................                               -                                     -
       Time deposits...............................                          22,507                                     -
       Borrowed funds..............................                               -                               100,000
                                                            ------------------------             -------------------------

             Total interest-bearing liabilities....                         203,106                               280,598
                                                            ------------------------             -------------------------

  Interest rate sensitivity gap....................   $                     881,027         $                   2,068,473
                                                            ========================             =========================

  Cumulative interest rate sensitivity gap...         $                   (382,977)         $                   1,685,496
                                                            ========================             =========================

  Cumulative interest rate sensitivity gap
       as a percent of total assets................                          (4.58)  %                              20.14  %

  Cumulative interest-earning assets
       as a percentage of interest-
       bearing liabilities.........................                           93.86  %                             125.85  %

                                                       At September 30, 1999
                                                   -------------------------------


                                                                Total
                                                     -----------------------------
                                                        (Dollars in thousands)
  INTEREST-EARNING ASSETS:
       First mortgage loans........................  $                  4,027,164
       Consumer and other loans....................                       102,832
       Federal funds sold..........................                        44,100
       Mortgage-backed securities..................                     3,192,588
       Investment securities.......................                       839,839
                                                          ------------------------

             Total interest-earning assets.........                     8,206,523
                                                          ------------------------


  INTEREST-BEARING LIABILITIES:
       Savings accounts............................                       815,846
       Interest-bearing demand accounts........                            93,840
       Money market accounts.......................                       492,646
       Time deposits...............................                     5,018,695
       Borrowed funds..............................                       100,000
                                                          ------------------------

             Total interest-bearing liabilities....                     6,521,027
                                                          ------------------------

  Interest rate sensitivity gap....................  $                  1,685,496
                                                          ========================

  Cumulative interest rate sensitivity gap...


  Cumulative interest rate sensitivity gap
       as a percent of total assets................

  Cumulative interest-earning assets
       as a percentage of interest-
       bearing liabilities.........................

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

                  Except for the cases described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

                  On October 2, 1997, a purported class action entitled James W. Smith, et al. v. Hudson City Savings Bank (L-11184-97) was commenced in the Law Division of the Superior Court of New Jersey, Essex County against Hudson City Savings on behalf of persons who obtained loans from Hudson City Savings secured by residential real property in New Jersey, and who paid an attorney review fee in connection with their loans. Plaintiffs allege that the potential class includes thousands of borrowers and involves millions of dollars in review fees. Plaintiffs claim that the attorney fees paid violate a provision of New Jersey law which prescribes circumstances under which such fees can be charged by a lender and a provision of New Jersey law prohibiting consumer fraud. Plaintiffs seek an injunction, an order requiring a form of warning or public notice, compensatory damages, treble damages, costs, attorneys' fees, an order requiring disgorgement, interest and punitive damages. Hudson City Savings filed an answer denying liability. This suit was voluntarily stayed by the parties on or about September 9, 1998 pending the outcome of an appeal (the "Appeal") in certain other New Jersey attorney review fee lawsuits involving different parties.

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

                  Following the Appellate Division's decision in the Appeal, the Supreme Court of New Jersey granted a motion for leave to appeal on or about November 18, 1998 and a motion for leave to cross-appeal on or about January 27, 1999. The Supreme Court of New Jersey heard oral arguments on September 27, 1999 on the Appeal but has not yet issued a decision in the matter. Meanwhile, the Smith action remains stayed. We believe that this lawsuit is without merit and we intend to aggressively defend our interest.

                  On or about April 30, 1998, a purported class action was commenced against Hudson City Savings in the Law Division of Superior Court of New Jersey, Bergen County entitled Elizabeth C. Bogdanowicz, et al. v. Hudson City Savings Bank (L-4110-98) on behalf of a putative class of persons who borrowed funds from Hudson City Savings from and after January 29, 1993. Plaintiffs allege that the putative class consists of thousands of borrowers who were charged attorney review fees by Hudson City Savings. Plaintiffs claim that the attorney review fee violated the New Jersey fee statute.

                  Plaintiffs also assert claims for unjust enrichment. Plaintiffs seek compensatory damages, costs, fees, injunctive relief and treble damages. This action has been dismissed with prejudice.

Item 2. - Changes in Securities and Use of Proceeds

                  Hudson City Bancorp's initial registration statement (No. 333-74383) on Form S-1 was declared effective on May 14, 1999. In connection with the issuance and distribution of Hudson City Bancorp's common stock, par value $0.01 per share (the "Common Stock"), the subscription offering to depositors of Hudson City Savings and the community offering to certain members of the community served by Hudson City Savings commenced on May 21, 1999. The subscription and community offerings terminated on June 23, 1999 except that those individuals subscribing for the maximum number of shares in the subscription offering were given the opportunity to increase their orders to a new, higher maximum. This limited extension of the subscription offering terminated on July 2. A syndicated community offering commenced on June 28, 1999 and was terminated on July 8, 1999. Ryan, Beck & Co., Inc., agreed to use its best efforts to assist Hudson City Bancorp with the solicitation of subscriptions and orders for shares of common stock in the offerings. A total of 82,358,687 shares of common stock were registered for an aggregate price of $823,586,870. The offerings resulted in the sale of 54,350,000 of Common Stock to the public at an aggregate price of $543,500,000. Through September 30, 1999, Hudson City Bancorp incurred, in connection with the issuance and distribution of securities registered, underwriting commissions of $10,998,520., miscellaneous underwriting expenses of $241,192. and other expenses of $4,925,266. resulting in total expenses of $16,164,978. Hudson City Bancorp received net proceeds of $527,335,022. Of such proceeds, $258,667,511. was retained by Hudson City Bancorp, $263,667,511. was contributed as capital to Hudson City Savings and, as of September 30, 1999, $9,969,000. was loaned to Hudson City Savings' ESOP by Hudson City Bancorp. The proceeds retained by Hudson City Bancorp, and deposited with Hudson City Savings, were initially used to purchase short term securities and were eventually used to originate and purchase first mortgage loans or invest in mortgage-backed securities. The foregoing information as to expenses and net proceeds are reasonable estimates of such items.

Item 3. - Defaults Upon Senior Securities

                  Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5. - Other Information

                  Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

                  (a) Exhibit Number 27 - Financial Data Schedule.
                  (b) No reports on Form 8-K were filed during the quarter ended
                      September 30, 1999.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Hudson City Bancorp, Inc.

  Date:  November 12, 1999      By:   /s/ Leonard S. Gudelski
                                      --------------------------------------
                                      Leonard S. Gudelski
                                      Chairman and Chief Executive Officer



  Date:  November 12, 1999      By:   /s/ Ronald E. Hermance, Jr.
                                      --------------------------------------
                                      Ronald E. Hermance, Jr.
                                      President and Chief Operating Officer