Form 10-K405
period 1999-12-31
HUDSON CITY BANCORP INC
filed 2000-03-29
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:            DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to____________________

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

                                  (201)967-1900
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                  -------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes      [X]          No  [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.

                         Yes      [X]          No  [ ]

         As of March 23, 2000, the registrant had 115,638,300 shares of common stock, $0.01 par value, outstanding. Of such shares, 61,288,300 shares were issued to Hudson City, MHC, the registrant's mutual holding company and 54,350,000 shares were sold to the public and directors, officers and employees of the registrant. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 2000 was $658,950,020. This figure was based on the closing price by the Nasdaq National Market for a share of the registrant's common stock, which was $13.25 as reported in the Wall Street Journal on March 24, 2000.

         Documents Incorporated by Reference:  NONE

                            HUDSON CITY BANCORP, INC.
                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I
          Item 1           Business.................................................................. 2
          Item 2           Properties............................................................... 41
          Item 3           Legal Proceedings........................................................ 42
          Item 4           Submission of Matters to a Vote of Security Holders...................... 43

PART II
          Item 5           Market for Registrant's Common Stock and Related Stockholder Matters..... 43
          Item 6           Selected Financial Data.................................................. 44
          Item 7           Management's Discussion and Analysis of Financial Condition and Results
                           Of Operations............................................................ 47
          Item 7a          Quantitative and Qualitative Disclosures About Market Risk............... 66
          Item 8           Financial Statements and Supplementary Data.............................. 67
          Item 9           Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure..................................................... 96

PART III
          Item 10          Directors and Executive Officers of the Registrant....................... 96
          Item 11          Executive Compensation...................................................109
          Item 12          Security Ownership of Certain Beneficial Owners and Management...........109
          Item 13          Certain Transactions with Members of Our Board of Directors and
                           Executive Officers.......................................................112

PART IV
          Item 14          Exhibits, Financial Statement Schedules and Reports on Form 8-K..........112

SIGNATURES..........................................................................................115

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         This Annual Report on Form 10-K contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, and legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Hudson City Bancorp's interest rate spread or other income anticipated from operations and investments. As used in this Form 10-K, "we" and "us" and "our" refer to Hudson City Bancorp, Inc. and its consolidated subsidiary, Hudson City Savings Bank, depending on the context.


                                     PART I

ITEM 1.  BUSINESS.

         Hudson City Bancorp is a Delaware corporation newly organized in March 1999. Hudson City Bancorp serves as the holding company of its only subsidiary, Hudson City Savings. A majority of the outstanding shares of Hudson City Bancorp's common stock are owned by Hudson City, MHC. Hudson City Bancorp's executive offices are located at West 80 Century Road, Paramus, New Jersey 07652 and our telephone number is (201) 967-1900.

         On July 13, 1999, Hudson City Savings converted and reorganized from a New Jersey chartered mutual savings bank into a two-tiered mutual savings bank holding company structure and became a wholly-owned subsidiary of Hudson City Bancorp, Inc. Hudson City Bancorp sold 54,350,000 shares of its common stock to the public, representing 47% of the outstanding shares, at $10.00 per share and received net proceeds of $527.6 million. Hudson City Bancorp contributed 50% of the net proceeds from the initial public offering to Hudson City Savings. An additional 61,288,300 shares, or 53% of the outstanding shares of Hudson City Bancorp, were issued to Hudson City, MHC.

         As part of our reorganization in structure, Hudson City Savings organized Hudson City, MHC as a New Jersey chartered mutual savings bank holding company which is registered as a bank holding company with the Federal Reserve Board. Hudson City, MHC's principal assets are the shares of common stock of Hudson City Bancorp it received in the reorganization, the $200,000 it received as its initial capitalization and the cash dividends it received on the shares of Hudson City Bancorp common stock it owns. Hudson City, MHC does not engage in any business activity other than its investment in a majority of the common stock of Hudson City Bancorp and the management of any cash dividends received from Hudson City Bancorp. Federal and state law and regulations require that as long as Hudson City, MHC is in existence it must own a majority of Hudson City Bancorp's common stock.

         Hudson City Savings is a New Jersey chartered stock savings bank, chartered in 1868. We are the largest savings bank by asset size headquartered in New Jersey. Our deposits are insured by the FDIC. We are examined and regulated by the Department of Banking and Insurance of the State of New Jersey and the FDIC.

         Hudson City Savings is a community and customer-oriented retail savings bank offering traditional deposit products, residential real estate mortgage loans and, to a lesser extent, consumer loans. In addition, Hudson City Savings purchases mortgage-backed securities, securities issued by the U.S. government and agencies and other investments permitted by applicable laws and regulations. Except for community-related investments, we have not recently originated or invested in commercial real estate loans or loans secured by multi-family residences or commercial/industrial business loans, although we have the legal authority to make such loans. We retain substantially all of the loans we originate.

         Our revenues are derived principally from interest on our mortgage loans and mortgage-backed securities and interest and dividends on our investment securities. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. In late 1999, we borrowed funds in the form of securities sold under agreements to repurchase to supplement our lending and financing activities. We intend to borrow additional funds in the future.

MARKET AREA

         We conduct our operations out of our executive office in Paramus, Bergen County, New Jersey, and 75 branches located in 13 counties throughout the State of New Jersey: Bergen, Burlington, Camden, Essex, Glouchester, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Union and Warren. We operate in three primary markets: northern New Jersey, the New Jersey shore, and southwestern New Jersey in the suburbs outside of Philadelphia. Overall, the counties in which we operate reflect over 80% of the entire population of New Jersey, providing us with access to a large base of potential customers.

         Our market areas provide distinct differences in demographics and economic characteristics. The northern New Jersey market (including Bergen, Essex, Hudson, Middlesex, Morris, Passaic, Union and Warren Counties) represents the greatest concentration of population, deposits and income in the State. The combination of these counties represents more than half of the entire New Jersey population and more than half of New Jersey households. The northern New Jersey market also represents the greatest concentration of Hudson City Savings retail operations - both lending and deposit gathering -- and based on its high level of economic activity, we believe that the northern New Jersey market provides the most significant opportunities for future growth. The New Jersey shore market (including Monmouth and Ocean counties) represents a strong concentration of population and income, and is an increasingly popular resort and retirement economy -- providing healthy opportunities for deposit growth and residential lending. The southwestern New Jersey market (including Burlington, Camden and Gloucester counties) consists of communities adjacent to the Philadelphia metropolitan area and represents the smallest concentration of deposits for Hudson City Savings.

         Our future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment. We believe that we have developed lending products and marketing strategies to address the diverse credit-related needs of the residents in our market area.

COMPETITION

         We face intense competition both in making loans and attracting deposits. New Jersey has a high concentration of financial institutions, many of which are branches of large money center and regional banks which have resulted from the consolidation of the banking industry in New Jersey and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide. For example, we do not provide insurance products, trust or investment services, telephonic banking, banking services through home computers or other technologically advanced services. Customers who seek "one stop shopping" may be drawn to these institutions.

         Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Our most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

LENDING ACTIVITIES

         Loan Portfolio Composition. Our loan portfolio primarily consists of one-to four-family residential first mortgage loans. To a lesser degree, the loan portfolio includes consumer and other loans, including home equity credit lines and fixed-rate second mortgage loans. We have not originated commercial real estate loans or loans secured by multi-family residences since the early 1980's and we do not originate construction loans. We stopped originating commercial/industrial business loans in 1993, although we have the legal authority to make such loans. From time-to-time, we purchase participation interests in multi-family and commercial first mortgage loans through community-based organizations. These loans amounted to $1.2 million at December 31, 1999.

         At December 31, 1999, we had total loans of $4.31 billion, of which $4.19 billion, or 97.4%, were first mortgage loans. Of residential mortgage loans outstanding at that date, 44.2% were adjustable-rate mortgage or ARM loans and 55.8% were fixed-rate loans. The remainder of our loans at December 31, 1999, amounting to $111.4 million, or 2.6% of total loans, consisted of consumer and other loans, primarily home equity credit lines and fixed-rate second mortgage loans. Commercial real estate and multi-family mortgage loans outstanding at December 31, 1999 totaled $2.1 million, or 0.05% of total loans. We also originate guaranteed student loans.

         Our loans are subject to federal and state law and regulations. The interest rates we charge on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

         The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

                                                                         At December 31,
                             ------------------------------------------------------------------------------------------------------
                                     1999                 1998                 1997                 1996                1995
                             -------------------  -------------------  -------------------  -------------------  ------------------
                                        Percent              Percent              Percent              Percent             Percent
                               Amount   of Total    Amount   of Total    Amount   of Total    Amount   of Total   Amount   of Total
                             ---------- --------  ---------- --------  ---------- --------  ---------- --------  --------- --------
FIRST MORTGAGE LOANS:
  One-to four-family........ $4,126,153   95.82%  $3,516,947   96.10%  $3,327,371   96.07%  $3,039,412   95.84%  $2,642,117   94.64%
  FHA/VA....................     66,150    1.54       52,958    1.45       45,868    1.32       37,541    1.18       46,365    1.66
  Multi-family and
    commercial..............      2,131    0.05        2,911    0.08        3,553    0.10        6,517    0.21       11,163    0.40
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
    Total first mortgage
      loans.................  4,194,434   97.41    3,572,816   97.63    3,376,792   97.49    3,083,470   97.23    2,669,645   96.70
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
CONSUMER AND OTHER LOANS:
  Fixed-rate second
    mortgages...............     82,913    1.93       56,118    1.53       50,198    1.45       45,808    1.44       42,508    1.52
  Home equity credit lines..     26,321    0.61       28,045    0.77       30,211    0.87       33,511    1.06       37,960    1.36
  Guaranteed student........        146     --           216    0.01        4,315    0.12        6,085    0.19        7,990    0.29
  Other.....................      2,061    0.05        2,212    0.06        2,287    0.07        2,584    0.08        3,699    0.13
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
    Total consumer and
      other loans ..........    111,441    2.59       86,591    2.37       87,011    2.51       87,988    2.77       92,157    3.30
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
      Total loans...........  4,305,875  100.00%   3,659,407  100.00%   3,463,803  100.00%   3,171,458  100.00%   2,791,802  100.00%
                                         ======               ======               ======               ======               ======
LESS:
  Deferred loan fees........     10,631               11,146               12,076               11,622               11,170
  Allowance for loan
    losses..................     20,010               17,712               15,625               13,045               11,906
                             ----------           ----------           ----------           ----------           ----------
    Net loans............... $4,275,234           $3,630,549           $3,436,102           $3,146,791           $2,768,726
                             ==========           ==========           ==========           ==========           ==========

         Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 1999. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $720.7 million for 1999, $784.3 million for 1998 and $396.9 million for 1997.

                                       AT DECEMBER 31, 1999
                         ---------------------------------------------------
                         FIRST MORTGAGE      CONSUMER AND
                             LOANS           OTHER LOANS            TOTAL
                         --------------      ------------         ----------
                                            (In thousands)

AMOUNTS DUE:
 One year or less....... $      739           $   1,127           $    1,866
                         ----------           ---------           ----------
 After on year:
  One to three years....     11,280               4,479               15,759
  Three to five years...     18,119              19,575               37,694
  Five to ten years.....    485,068              32,699              517,767
  Ten to twenty years...    938,139              53,561              991,700
  Over twenty years.....  2,741,089                   -            2,741,089
                         ----------           ---------           ----------
      Total due after
       one year.........  4,193,695             110,314            4,304,009
                         ----------           ---------           ----------
      Total loans....... $4,194,434           $ 111,441           $4,305,875
                         ==========           =========

LESS:
  Deferred loan fees....                                              10,631
  Allowance for loan
   losses...............                                              20,010
                                                                  ----------
    Net loans...........                                          $4,275,234
                                                                  ==========

         The following table presents, as of December 31, 1999, the dollar amount of all loans, due after December 31, 2000, and whether these loans have fixed interest rates or adjustable interest rates.

                                     DUE AFTER DECEMBER 31, 2000
                         ---------------------------------------------------
                            FIXED             ADJUSTABLE            TOTAL
                         ----------           -----------         ----------
                                             (In thousands)
First mortgage loans.... $2,340,951           $1,852,744          $4,193,695
Consumer and other
loans...................     82,839               27,475             110,314
                         ----------           ----------          ----------
  Total loans due after
   one year............. $2,423,790           $1,880,219          $4,304,009
                         ==========           ==========          ==========

         The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                                     For the Year Ended December 31,
                                                  ------------------------------------
                                                     1999         1998         1997
                                                  ----------   ----------   ----------
                                                             (In thousands)
TOTAL LOANS:
  Balance outstanding at beginning of period....  $3,659,407   $3,463,803   $3,171,458
                                                  ----------   ----------   ----------
ORIGINATIONS:
  First mortgage loans..........................   1,268,875      944,911      676,831
  Consumer and other loans......................      59,687       41,375       29,037
                                                  ----------   ----------   ----------
    Total originations..........................   1,328,562      986,286      705,868
                                                  ----------   ----------   ----------
PURCHASES:
  One- to four-family first mortgage loans......      53,279       22,900           --
  FHA/VA first mortgage loans...................      21,528       14,952       15,948
  Other first mortgage loans....................         162          787          250
                                                  ----------   ----------   ----------
    Total purchases.............................      74,969       38,639       16,198
                                                  ----------   ----------   ----------
LESS:
  Principal payments:
    First mortgage loans........................     720,671      784,289      396,906
    Consumer and other loans....................      34,468       37,546       28,913
                                                  ----------   ----------   ----------
      Total principal payments..................     755,139      821,835      425,819
                                                  ----------   ----------   ----------
  Transfers to foreclosed real estate...........       1,555        3,353        2,801
  Loan sales - guaranteed student loans.........         369        4,133        1,101
                                                  ----------   ----------   ----------
    Balance outstanding at end of period........  $4,305,875   $3,659,407   $3,463,803
                                                  ==========   ==========   ==========

         Residential Mortgage Lending. Our primary lending emphasis is the origination of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not allow any borrower to have more than two outstanding first mortgage loans with us at any one time. We do not offer loans secured by cooperative apartment units or interests therein. In addition to our loan originations, we have purchased one-to four-family first mortgage loans in recent years including purchases of $74.8 million in 1999. Since the early 1980's, we have originated substantially all of our one- to four-family first mortgage loans for retention in our portfolio.

         Most of our loan originations are from existing or past customers, members of our local communities or referrals from local real estate agents, attorneys and builders. We believe that our extensive branch network is a significant source of new loan generation. We also employ a small staff of representatives who call on real estate professionals to disseminate information regarding our loan programs and take applications directly from their clients. These representatives are paid for each origination. In addition, we use the services of licensed mortgage bankers and brokers for mortgage loan originations.

         We currently offer loans that conform to underwriting standards that are based on standards specified by FannieMae ("conforming loans") and also originate non-conforming loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans with maturities of between 5 and 30 years. The non-conforming loans generally follow FannieMae guidelines except for the loan amounts and the loans processed as limited documentation loans, as discussed below. FannieMae guidelines limit loans to $252,700; our non-conforming loans may exceed such limits. The average size of our one- to four-family mortgage loans originated in 1999 was approximately $225,000. The overall average size of our one- to four-family first mortgage loans was approximately $149,000 at December 31, 1999. We are an approved seller/servicer for FannieMae and an approved servicer for FreddieMac. From time to time we have sold loans in the secondary market although we have not done so recently.

         Our originations of first mortgage loans amounted to $1.27 billion in 1999, $944.9 million in 1998 and $676.8 million in 1997. A significant number of our first mortgage loan originations have been the result of refinancing of our existing loans due to the relatively low interest rate levels over the past three years. Total refinancings of our existing first mortgage loans were as follows:


                                                     Percentage of
                                                    First Mortgage
                                   Amount          Loan Originations
                                -------------      -----------------
                                (In millions)

         1999................      $212.3                16.7%
         1998................       204.0                21.6
         1997................        50.0                 7.4


         We offer a variety of ARMs and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. Except for loans to low to moderate income home mortgage applicants, described below, loans on owner-occupied one-to four-family homes of up to $500,000 are subject to a maximum loan-to-value ratio of 80%. However, we make loans in amounts up to $400,000 with a 90% loan-to-value ratio if the borrower obtains private mortgage insurance. Loans secured by single family investment properties are subject to a maximum loan-to-value ratio of 75%. Loan-to-value ratios of 75% or less are also required for one- to four-family loans in excess of $500,000 and less than $750,000. Loans in excess of $750,000 and up to $1,000,000 are subject to a maximum 70% loan-to-value ratio.

         We currently offer fixed-rate mortgage loans in amounts up to $1.0 million with a maximum term of 30 years secured by one- to four-family residences. We price our interest rates on fixed rate loans to be competitive in light of market conditions.

         We currently offer a variety of ARM loans secured by one- to four-family residential properties that initially adjust after one year, five years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that we currently originate have a maximum 30-year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year ("constant treasury maturity index") and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. We offer ARM loans with initial interest rates below the interest rate that we determine by a fixed spread above the monthly constant treasury maturity index ("fully indexed rate"). As of December 31, 1999, the initial discounted rate on these loans was 75 to 150 basis points below the current fully indexed rate. We originated $435.2 million of one- to four-family ARM loans in 1999. At December 31, 1999, 44.2% of our one- to four-family mortgage loans consisted of ARM loans.

         The volume and types of ARM loans we originate have been affected by the level of market interest rates, competition, consumer preferences and the availability of funds. During the first half of 1999, we experienced a decreased demand for ARM loans due to the lower interest rate environment. As a result, the proportion that ARM loans bear to our total loans decreased to 44.2% at December 31, 1999 from 51.9% at December 31, 1998.

         The retention of ARM loans in our loan portfolio helps reduce our exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise. This increases the potential for default. The marketability of the underlying property also may be adversely affected. In order to minimize risks, we evaluate borrowers of one-year ARM loans based on their ability to repay the loans at the fully indexed rate. In an effort to further reduce interest rate risk, we have not in the past, nor do we currently, originate ARM loans which provide for negative amortization of principal.

         In addition to our full documentation loan program, we process some loans as limited documentation loans. We have originated these loans for over 10 years. Loans eligible for limited documentation processing are ARM loans and 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 75% of the lower of the appraised value or purchase price of the property. The maximum loan amount for limited documentation loans is $500,000. We do not charge borrowers additional fees for limited documentation loans. We require applicants for limited documentation loans to complete a FreddieMac/FannieMae loan application and request income, assets and credit history information from the borrower. Additionally, we obtain credit reports from outside vendors on all borrowers. We also look at other information to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although relatively minor delinquencies which are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income and asset information and verify such information where we believe circumstances require verification.

         Limited documentation loans involve higher risks compared to loans with full documentation as there is a greater opportunity for borrowers to falsify their income and ability to service their debt. We believe that the limited documentation program has not had a material adverse effect on our asset quality. See "-- Asset Quality." Unseasoned limited documentation loans are not readily salable in the secondary market as whole loans. In addition, these loans may not readily be pooled or securitized. We do not believe that an inability to sell such loans will have a material adverse impact on our liquidity needs, because internally generated sources of liquidity are expected to be sufficient to meet our liquidity needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "-- Sources of Funds."

         In addition to our standard mortgage and consumer credit products, since 1992, we have developed mortgage programs designed to address the credit needs of low- to moderate-income home mortgage applicants, first-time home buyers and low- to moderate-income home improvement loan applicants. We define low- to moderate-income applicants as borrowers residing in low- to moderate-income census tracts or households with income not greater than 80% of the median income in the county where the subject property is located. Our low- to moderate-income home improvement loans are discussed under "-- Consumer Loans." Among the features of the low- to moderate-income home mortgage and first-time home buyer's programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For instance, certain of these programs currently provide for loans with up to 95% loan-to-value ratios and rates which are 25 to 75 basis points lower than our traditional mortgage loans. In 1999, we provided $79.8 million in mortgage loans to home buyers under these programs.

         Consumer Loans. At December 31, 1999, $111.4 million, or 2.6%, of our total loans consisted of consumer and other loans, primarily home equity credit lines and fixed-rate second mortgage loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. Consumer loans also carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

         Our home equity credit line loans, which totaled $26.3 million, or 0.6% of total loans at December 31, 1999, are adjustable-rate loans secured by a second mortgage on owner-occupied one-to four-family residences located in the State of New Jersey. Current interest rates on home equity credit lines are based on the "prime rate" as published in the "Money Rates" section of The Wall Street Journal (the "index"). Interest rates on home equity credit lines are adjusted monthly based upon changes in the index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100 whichever is greater. The maximum credit line available is $200,000. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property.

         We also offer fixed-rate second mortgage loans in amounts up to $200,000 secured by owner-occupied one- to four-family residences for terms of up to 20 years. At December 31, 1999 these loans totaled $82.9 million, or 1.9% of total loans. Interest rates on fixed-rate second mortgage loans are periodically set by our Consumer Loan Department based on market conditions. The underwriting terms and procedures applicable to these loans are substantially the same as for our home equity credit line loans.

         We also offer fixed-rate second mortgage loans to low- to-moderate income borrowers in amounts up to $20,000. The borrower must use a portion of the loan proceeds for home improvements or the satisfaction of an existing obligation. The underwriting standards under this program are similar to those for standard second mortgage loans, except that the combined maximum loan-to-value ratio is 90%.

         We also originate guaranteed student loans for sale to the Student Loan Marketing Association (Sallie Mae). We sell these loans after we completely disburse loan proceeds. We originated total student loans of $0.4 million during 1999.

         In the past, we offered commercial/industrial loans primarily for business investment, business expansion and working capital requirements, generally to businesses located within our market areas. We no longer make such loans, and at December 31, 1999 we had four remaining commercial/industrial loans totaling $0.7 million. Other consumer loans totaled $1.3 million at December 31, 1999 and consisted of collateralized passbook loans, overdraft protection loans, automobile loans and unsecured personal loans.

         Loan Approval Procedures and Authority. Our lending policies provide that our Mortgage Officer and Assistant Mortgage Officer have authority to approve one- to four-family mortgage loans in amounts up to $500,000. Loans in excess of $500,000 require the approval of either of the foregoing officers as well as our Chief Executive Officer or Chief Operating Officer. Home equity credit lines and fixed-rate second mortgage loans in principal amounts of $25,000 or less are approved by one of our designated loan underwriters. Home equity loans in excess of $25,000, up to the $200,000 maximum, are approved by an underwriter, the Mortgage Officer or the Assistant Mortgage Officer, and either our Consumer Loan Officer, Chief Executive Officer or Chief Operating Officer. A weekly listing of loan approvals is entered into the minutes of the Executive Committee of the Board of Directors.

         The following describes our current lending procedures. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and, except for loans originated as limited documentation loans, we verify certain other information. If necessary, we obtain additional financial or credit-related information. We require an appraisal for all mortgage loans, except for some loans made to refinance existing mortgage loans. Appraisals are performed by our in-house appraisal department or by licensed or certified third-party appraisal firms. Currently most appraisals are performed by third-party appraisers and are reviewed by our appraisal department. We require title insurance on all mortgage loans, except for home equity credit lines and fixed-rate second mortgage loans. For these loans, we require evidence of previous title insurance. We require borrowers to obtain hazard insurance and we may require borrowers to obtain flood insurance prior to closing. We require borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, flood insurance and private mortgage insurance premiums, if required.

ASSET QUALITY

         One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of owned properties, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our concentration on one- to four-family mortgage lending, our maintenance of sound credit standards for new loan originations and relatively favorable economic and real estate market conditions have resulted in historically low delinquency ratios and, in recent years, a reduction in non-performing assets. These factors have helped strengthen our financial condition.

         Delinquent Loans and Foreclosed Assets. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, our mortgage servicing department is responsible for collection procedures from the 15th day up to the 90th day of delinquency. Specific procedures include a late charge notice being sent at the time a payment is over 15 days past due. Telephone contact is attempted on approximately the 20th day of the month to avoid a 30 day delinquency. A second written notice is sent at the time the payment becomes 30 days past due. We send additional letters if no contact is established by approximately the 45th day of delinquency. On the 60th day of delinquency, we send another letter followed by continued telephone contact. Between the 30th and the 60th day of delinquency, if telephone contact has not been established, an independent contractor makes a physical inspection of the property. When contact is made with the borrower at any time prior to foreclosure, we attempt to obtain full payment or work out a repayment schedule with the borrower in order to avoid foreclosure. It has been our experience that most loan delinquencies are cured within 90 days and no legal action is taken.

         We send foreclosure notices when a loan is 90 days delinquent and we transfer the loan to the foreclosure/bankruptcy section for referral to legal counsel. We commence foreclosure proceedings if the loan is not brought current between the 90th and 120th day of delinquency unless specific limited circumstances warrant an exception. We hold property foreclosed upon as foreclosed real estate. We carry foreclosed real estate at its fair market value less estimated selling costs. If a foreclosure action is commenced and the loan is not brought current, paid in full or refinanced before the foreclosure sale, we either sell the real property securing the loan by a foreclosure sale, or sell the property as soon thereafter as practicable. The collection procedures for Federal Housing Administration (FHA) and Veterans' Administration (VA) one- to four-family mortgage loans follow the collection guidelines outlined by those agencies.

         The collection procedures for consumer and other loans, excluding student loans, include our sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel in our Consumer Loan Collection Department review loans 60 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may charge-off a loan or refer the matter to our legal counsel for further collection effort. Loans we deem to be uncollectible are proposed for charge-off by our Collection Department. Charge-offs of consumer loans require the approval of our Consumer Loan Officer and our Chief Executive Officer or Chief Operating Officer. The collection procedures for guaranteed student loans follow those specified by federal and state guidelines.

         Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate.

         At December 31, 1999, 1998 and 1997, loans delinquent 60 days to 89 days and 90 days or more were as follows:


                                   1999                                 1998                                   1997
                    ------------------------------------  -----------------------------------   -----------------------------------
                       60-89 DAYS       90 DAYS OR MORE       60-89 DAYS      90 DAYS OR MORE      60-89 DAYS     90 DAYS OR MORE
                    -----------------  -----------------  -----------------  -----------------  ----------------  -----------------
                            PRINCIPAL          PRINCIPAL          PRINCIPAL          PRINCIPAL         PRINCIPAL           PRINCIPAL
                    NO. OF   BALANCE   NO. OF   BALANCE   NO. OF   BALANCE   NO. OF   BALANCE   NO. OF   BALANCE   NO. OF   BALANCE
                     LOANS   OF LOANS   LOANS   OF LOANS   LOANS   OF LOANS   LOANS   OF LOANS   LOANS   OF LOANS   LOANS   OF LOANS
                    ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------  ---------
                                                                   (DOLLARS IN THOUSANDS)
One- to four-
 family first
 mortgages........    49     $5,565     99     $11,955      58      $5,660     116    $13,554      78     $9,095     126    $15,214
FHA/VA first
 mortgages........    23        732     46       2,070      23         769      36      1,781      33        346      45        595
Consumer and other
 loans............     2          8      1           2       3          47       8          4      14        215      51        325
                      --     ------    ---     -------      --      ------     ---     -------    ---     ------     ---    -------
Total delinquent
 loans (60 days
 and over).......     74     $6,305    146     $14,027      84      $6,476     160    $15,339     125    $ 9,656     222    $16,134
                      ==     ======    ===     =======      ==      ======     ===    =======     ===    =======     ===    =======
Delinquent loans
 (60 days and
 over) to total
 loans...........              0.15%              0.33%               0.18%              0.42%              0.28%              0.47%

         Non-performing assets, which includes foreclosed real estate, net, non-performing loans and accruing loans delinquent 90 days or more, decreased to $14.4 million at December 31, 1999 from $16.4 million at December 31, 1998 primarily due to the continued strong economy and New Jersey real estate market, and lower unemployment. Our $14.0 million in loans delinquent 90 days or more at December 31, 1999 were comprised primarily of 146 one- to four-family first mortgage loans (including FHA/VA first mortgage loans). At December 31, 1999, our largest loan delinquent 90 days or more had a balance of $439,000.

         The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

                                                                       At December 31,
                                                      ---------------------------------------------------
                                                       1999       1998       1997       1996       1995
                                                       ----       ----       ----       ----       ----
                                                                    (Dollars in thousands)
Non-accrual first mortgage loans...................   $11,301    $13,212    $15,103    $15,546    $19,226
Non-accrual consumer and other loans...............         2          4        325        493        666
Accruing loans delinquent 90 days or more..........     2,724      2,123        706        927      1,028
                                                      -------    -------    -------    -------    -------
Total non-performing loans.........................    14,027     15,339     16,134     16,966     20,920
Foreclosed real estate, net........................       367      1,026      1,410      2,385      3,440
                                                      -------    -------    -------    -------    -------
Total non-performing assets........................   $14,394    $16,365    $17,544    $19,351    $24,360
                                                      =======    =======    =======    =======    =======
Non-performing loans to total loans................      0.33%      0.42%      0.47%      0.53%      0.75%
Non-performing assets to total assets..............      0.17       0.21       0.24       0.29       0.05

         The total amount of interest income received during the year on non-accrual loans outstanding at December 31, 1999, 1998 and 1997 amounted to $242,000, $178,000 and $186,000, respectively. Additional interest income totaling $625,000, $828,000 and $996,000 on non-accrual loans would have been recognized in 1999, 1998 and 1997, respectively, if interest on all such loans had been recorded based upon original contract terms. We are not committed to lend additional funds to borrowers on non-accrual status.

         With the exception of first mortgage loans insured or guaranteed by the FHA or VA or for which the borrower has obtained private mortgage insurance, we stop accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We designate loans on which we stop accruing income as non-accrual loans and we reverse outstanding interest that we previously credited to income. We may recognize income in the period that we collect it when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.

         We define the population of impaired loans to be all non-accrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. We had no loans classified as impaired at December 31, 1999 and 1998. In addition, at December 31, 1999 and 1998, we had no loans classified as troubled debt restructurings, as defined in SFAS No. 15.

         Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or its fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs, net of a valuation allowance account established through provisions charged to income, which result from the ongoing periodic valuations of foreclosed real estate properties.

         Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

                                        At or for the Years Ended December 31,
                                   ------------------------------------------------
                                     1999      1998      1997      1996      1995
                                   --------  --------  --------  --------  --------
                                               (Dollars in thousands)
Balance at beginning of period.... $ 17,712  $ 15,625  $ 13,045  $ 11,906  $ 11,566
                                   --------  --------  --------  --------  --------

Provision for loan losses.........    2,350     2,400     2,850     2,275     1,000
                                   --------  --------  --------  --------  --------

Charge-offs:
  First mortgage loans............      (64)     (283)     (288)   (1,002)     (652)
  Consumer and other loans........       (9)      (53)      (42)     (158)      (35)
                                   --------  --------  --------  --------  --------

    Total charge-offs.............      (73)     (336)     (330)   (1,160)     (687)
  Recoveries......................       21        23        60        24        27
                                   --------  --------  --------  --------  --------

Net charge-offs...................      (52)     (313)     (270)   (1,136)     (660)
                                   --------  --------  --------  --------  --------

Balance at end of period.......... $ 20,010  $ 17,712  $ 15,625  $ 13,045  $ 11,906
                                   ========  ========  ========  ========  ========

Net charge-offs to average loans..    0.001%     0.01%     0.01%     0.04%     0.02%
Allowance for loan losses to
  total loans.....................     0.46      0.48      0.45      0.41      0.43
Allowance for loan losses to
  non-performing loans............   142.65    115.47     96.85     76.89     56.91

         The allowance for loan losses has been determined in accordance with generally accepted accounting principles, under which we are required to maintain adequate allowances for loan losses. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

         As part of our evaluation of the adequacy of our allowance for loan losses, each month we prepare a worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, etc.) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. We use this worksheet, together with loan portfolio balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions, changes in the trend of non-performing loans, the current state of the local and national economy and loan portfolio growth.

         We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, generally accepted accounting principles and regulatory guidance. We have applied this process consistently and we have made minimal changes in the estimation methods and assumptions that we have used. We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

         Our primary lending emphasis is the origination of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we had a loan concentration in residential first mortgage loans at December 31, 1999, substantially all of which are secured by real property located in New Jersey. These loans represented 97.4% of our total loan portfolio at December 31, 1999. Of residential first mortgage loans outstanding at December 31, 1999, 44.2% or $1.85 billion were adjustable-rate mortgages. The ability of borrowers to make payments on their adjustable-rate mortgages may decrease if interest rates rise.

         Based on the composition of our loan portfolio and the growth in our loan portfolio over the past five years, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible decline in the economy, generally, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses. Accordingly, in the current favorable economic environment, we have maintained our provision for loan losses at their levels to primarily address the actual growth in our loan portfolio. We consider it important to maintain the ratio of our allowance for loan losses to total loans within an acceptable range. At December 31, 1999, the allowance for loan losses as a percentage of total loans was 0.46% compared with 0.43% at December 31, 1995. Because of the primary emphasis of our lending practices and the current market conditions, we consider 0.46% to be within an acceptable range. Furthermore, the increase in the allowance for loan losses each year from 1995 to 1999 reflects the continued growth in the loan portfolio, the relatively low levels of loan charge-offs, the stability in the economy and the resulting stability in our overall loan quality.

         Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. These agencies, including the FDIC, may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Years Ended December 31, 1999 and 1998 -- Provision for Loan Losses."

         The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at December 31, 1999, 1998, 1997, 1996 and 1995.

                                1999                  1998                1997                  1996                  1995
                         -------------------  --------------------  -------------------  --------------------  ---------------------
                                  Percentage            Percentage          Percentage            Percentage             Percentage
                                   of Loans              of Loans            of Loans              of Loans               of Loans
                                 in Category           in Category          in Category           in Category            in Category
                                   to Total              to Total            to Total              to Total               to Total
     Loan Category       Amount      Loans     Amount      Loans    Amount     Loans     Amount     Loans       Amount     Loans
-----------------------  ------  -----------   ------  -----------  ------  -----------  ------   -----------   ------   -----------
                                                                  (Dollars in thousands)
First mortgage loans:
  One- to four-family.. $12,340      95.82%   $11,168    96.10%    $ 9,409    96.07%    $ 8,770    95.84%      $ 9,076     94.64%
  Multi-family/
    commercial.........      21       1.59         29     1.53          48     1.42          65     1.39           121       2.06
                        -------     -------   -------   -------    -------   -------    -------   -------      -------    -------
    Total first
      mortgage loans...  12,361      97.41     11,197    97.63       9,457    97.49       8,835    97.23         9,197      96.70

Consumer and other
  loans................     957       2.59        656     2.37         662     2.51         675     2.77           715       3.30

Unallocated............   6,692         --      5,859       --       5,506       --       3,535       --         1,994         --
                        -------     -------   -------   -------    -------   -------    --------  -------      -------    -------
  Total allowance
    for loan losses.... $20,010     100.00%   $17,712   100.00%    $15,625   100.00%    $13,045   100.00%      $11,906    100.00%
                         ======     ======     ======   ======      ======   ======      ======   ======        ======    ======

INVESTMENT ACTIVITIES

         Investment Securities. The Board of Directors reviews and approves our investment policy on an annual basis. The Chief Executive Officer, Chief Operating Officer and Investment Officer, as authorized by the Board of Directors, implement this policy. Management reports securities transactions to the Executive Committee of the Board of Directors on a weekly basis. The Board of Directors reviews our investment activity on a monthly basis.

         Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. In establishing our investment strategies, we consider our interest rate sensitivity or "gap" position, the types of securities to be held, liquidity and other factors. New Jersey chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain time deposits of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds.

         Our investment policy prohibits participation in hedging programs, options or futures transactions or interest rate swaps and also prohibits the purchase of non-investment grade bonds. In the future we may amend our policy to allow us to engage in hedging transactions. Our investment policy also provides that we will not engage in any practice that the FFIEC considers to be an unsuitable investment practice. In addition, the policy provides that we shall attempt to maintain primary liquidity consisting of investments in cash, cash in banks, money market investments and securities with remaining maturities of less than five years in an amount equal to 5% of total deposits. At December 31, 1999, our primary liquidity ratio was 9.6%. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-backed securities, see "-- Carrying Values, Yields and Maturities."

         We classify securities as trading, held to maturity, or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. We currently have no securities classified as trading. We classify obligations of the U.S. government and federal agencies, corporate bonds, and common stock as available for sale. We classify municipal bonds as held to maturity. We have both the ability and positive intent to hold these investments to maturity.

         Mortgage-backed Securities. All of our mortgage-backed securities are directly or indirectly insured or guaranteed by FreddieMac, GNMA or FannieMae. We classify our entire mortgage-backed securities portfolio as held to maturity and we have both the ability and positive intent to hold these securities to maturity.

         At December 31, 1999, mortgage-backed securities held to maturity totaled $3.10 billion, or 36.4% of total assets. At December 31, 1999, the mortgage-backed securities portfolio had a weighted average yield of 6.56% and a market value of approximately $3.09 billion. Of the mortgage-backed securities we held at December 31, 1999, $821.0 million, or 26.5%, had fixed rates and $2.28 billion, or 73.5%, had adjustable-rates. Mortgage-backed securities at December 31, 1999 included real estate mortgage investment conduits (REMICs), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICS are a form of, and are often referred to as, collateralized mortgage obligations
(CMOs). We classify all of these securities as held to maturity.

         Our REMICs have fixed coupon rates ranging from 5.00% to 6.50% and a weighted average yield of 5.68% at December 31, 1999. At December 31, 1999, REMICs totaled $26.5 million, which constituted 0.9% of the mortgage-backed securities portfolio, or 0.3% of total assets. Our REMICs had an expected average life of 1.75 years at December 31, 1999. Purchases of mortgage-backed securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans. We did not sell any of our mortgage-backed securities during 1999.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings. In general, mortgage-backed securities issued or guaranteed by GNMA, FannieMae and FreddieMac are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities.

         The following table presents our investment securities and mortgage-backed securities activities for the periods indicated.


                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998        1997
                                                           -----------  -----------  ----------
                                                                       (IN THOUSANDS)
INVESTMENT SECURITIES:
Carrying value at beginning of period..................... $   786,424  $   656,192  $  596,945
                                                           -----------  -----------  ----------
Purchases:
  Held to maturity........................................          --          403         600
  Available for sale......................................     913,976      789,577     521,529
Calls:
  Held to maturity........................................         (15)        (476)       (209)
  Available for sale......................................    (433,141)    (607,651)   (337,547)
Maturities:
  Available for sale......................................    (300,013)     (51,550)    (80,700)
Sales:
  Available for sale......................................    (109,774)          --     (41,163)
Premium amortization and discount accretion, net..........       2,167          536      (1,074)
Decrease in unrealized gains..............................     (46,187)        (607)     (2,189)
                                                           -----------  -----------  ----------
Net increase in investment securities.....................      27,013      130,232      59,247
                                                           -----------  -----------  ----------
Carrying value at end of period........................... $   813,437  $   786,424  $  656,192
                                                           ===========  ===========  ==========
MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
Carrying value at beginning of period..................... $ 3,070,931  $ 3,022,225  $2,710,078
                                                           -----------  -----------  ----------
Purchases.................................................   1,094,073    1,222,352     883,502
Principal payments........................................  (1,059,577)  (1,168,674)   (569,189)
Premium amortization and discount accretion, net..........      (8,355)      (4,972)     (2,166)
                                                           -----------  -----------  ----------
Net increase in mortgage-backed securities................      26,141       48,706     312,147
                                                           -----------  -----------  ----------
Carrying value at end of period........................... $ 3,097,072  $ 3,070,931  $3,022,225
                                                           ===========  ===========  ==========

         The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

                                                                            At December 31,
                                ---------------------------------------------------------------------------------------------------
                                             1999                                 1998                             1997
                                --------------------------------   -------------------------------   ------------------------------
                                  Carrying   Percent of   Fair      Carrying   Percent of   Fair      Carrying   Percent of   Fair
                                    Value     Total(1)   Value       Value      Total(1)   Value       Value      Total(1)   Value
                                ----------- ----------- --------   ---------- ----------- --------   ---------- ----------- -------
                                                                        (Dollars in thousands)
Money market investments:
 Federal funds sold............. $  116,000  100.00%  $  116,600  $   69,800  100.00%  $   69,800  $   24,600   100.00%   $   24,600
                                  =========  ======    =========   =========  ======    =========   =========   ======     =========
Investment securities:
 Held to maturity
 Municipal bonds................ $    1,379    0.17%  $    1,348  $    1,393    0.18%  $    1,420  $    1,466     0.22%   $    1,503
                                  ---------   -----    ---------   ---------   -----    ---------   ---------    -----      --------
 Available for sale:
 United States government
  and agencies...................   810,078   99.59      810,078     782,436   99.49      782,436     650,014    99.06       650,014
 Corporate bonds.................     1,980    0.24        1,980       2,595    0.33        2,595       4,712     0.72         4,712
                                  ---------  ------    --------     --------   -----    ---------   ---------   ------     ---------

 Total available for sale........   812,058   99.83      812,058     785,031   99.82      785,031     654,726    99.78       654,726
                                  ---------  ------    ---------    --------  ------    ---------   ---------   ------     ---------

 Total investment securities.... $  813,437  100.00%  $  813,406  $  786,424  100.00%    $786,451    $656,192   100.00%     $656,229
                                   ========  ======     ========   =========  ======    =========   =========   ======     =========
Mortgage-backed securities
  held to maturity:
  By issuer:
  GNMA pass-through
   certificates................. $2,208,007   71.30%  $2,216,980  $2,093,591   68.17%  $2,111,219  $2,061,928    68.23%   $2,114,789
  FNMA pass-through
    certificates................    673,328   21.74      654,915     674,061   21.95      686,275     568,479    18.81       577,930
  FHLMC pass-through
    certificates................    189,258    6.11      187,580     240,414    7.83      245,995     293,802     9.72       301,632
  FHLMC, FNMA and GNMA-REMIC's..     26,479    0.85       26,121      62,865    2.05       62,880      98,016     3.24        97,385
                                  ---------  ------    ---------   ---------  ------    ---------   ---------   ------     ---------
  Total mortgage-backed
    securities.................. $3,097,072  100.00%  $3,085,596  $3,070,931  100.00%  $3,106,369  $3,022,225   100.00%   $3,091,736
                                  =========  ======    =========   =========  ======    =========   =========   ======     =========
  By coupon type:
  Adjustable-rate............... $2,276,037   73.49%  $2,281,060  $2,173,728   70.78%  $2,187,054  $2,174,034    71.93%   $2,223,690
  Fixed-rate....................    821,035   26.51      804,536     897,203   29.22      919,315     848,191    28.07       868,046
                                  ---------  ------    ---------   ---------   ------   ---------   ---------   ------     ---------
  Total mortgage-backed
    securities.................. $3,097,072  100.00%  $3,085,596  $3,070,931  100.00%  $3,106,369  $3,022,225   100.00%   $3,091,736
                                  =========  ======    =========   =========  ======    =========   =========   ======     =========
  Total investment portfolio.... $4,027,109           $4,015,602   $3,927,155           $3,962,620  $3,703,017            $3,772,565
                                  =========            =========    =========            =========   =========             =========

--------------------------------
(1) Based on carrying value for each investment type.

         Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 1999. Mortgage-backed securities are presented by issuer and by coupon type. Yields on tax exempt obligations were not computed on a tax equivalent basis.

                                                                         AT DECEMBER 31, 1999
                                   -------------------------------------------------------------------------------------------------
                                                     MORE THAN ONE YEAR  MORE THAN FIVE YEARS
                                   ONE YEAR OR LESS    TO FIVE YEARS         TO TEN YEARS      MORE THAN TEN YEARS       TOTAL
                                   ----------------  ------------------  --------------------  ------------------- -----------------
                                           WEIGHTED            WEIGHTED             WEIGHTED             WEIGHTED           WEIGHTED
                                 CARRYING   AVERAGE  CARRYING   AVERAGE  CARRYING    AVERAGE  CARRYING    AVERAGE  CARRYING  AVERAGE
                                   VALUE     YIELD     VALUE     YIELD     VALUE      YIELD     VALUE      YIELD     VALUE    YIELD
                                 --------  --------  --------  --------  --------   --------  --------   --------  -------- --------
                                                                         (DOLLARS IN THOUSANDS)
MONEY MARKET INVESTMENTS:
 Federal funds sold............  $116,600   5.50%    $      -     -    %  $      -    -   %   $        -  -    %  $  116,600   5.50%
                                 ========            ========             ========            ==========          ==========
INVESTMENT SECURITIES:
 HELD TO MATURITY:
 Municipal bonds...............  $    100   6.28     $    100      5.20   $    276    6.56    $      903   6.43   $    1,379   6.36
                                 --------            --------             --------            ----------          ----------
AVAILABLE FOR SALE:
United States government
 and agencies..................         -   -         434,680      5.98    375,398    6.41             -   -         810,078   6.18
Corporate bonds................       322   4.26        1,429      6.88        229    5.17             -   -           1,980   6.25
                                 --------            --------             --------            ----------          ----------
Total available for sale.......       322   4.26      436,109      5.98    375,627    6.41             -   -         812,058   6.18
                                 --------            --------             --------            ----------          ----------
Total investment securities....  $    422   4.74     $436,209      5.98   $375,903    6.41    $      903   6.43   $  813,437   6.18
                                 ========            ========             ========            ==========          ==========
MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY:
 BY ISSUER:
 GNMA pass-through certificates  $      -   -        $    492      6.62   $ 17,435    8.40    $2,190,080   6.40   $2,208,007   6.42
 FNMA pass-through certificates         -   -               -      -       147,993    6.75       525,335   6.96      673,328   6.91
 FHLMC pass-through certificates       85   10.50       3,229      9.53      9,608    9.12       176,336   6.91      189,258   7.07
 FHLMC, FNMA and
  GNMA-REMIC's.................         -   -             800      5.50     25,679    5.69             -   -          26,479   5.68
                                 --------            --------             --------            ----------          ----------
 Total mortgage-backed
  securities...................  $     85   10.50    $  4,521      8.45   $200,715    6.90    $2,891,751   6.54   $3,097,072   6.56
                                 ========            ========             ========            ==========          ==========
 BY COUPON TYPE:
 Adjustable-rate...............  $      -   -        $      -      -      $    651    6.78    $2,275,386   6.41   $2,276,037   6.41
 Fixed-rate....................        85   10.50       4,521      8.45    200,064    6.90       616,365   7.01      821,035   6.99
                                 --------            --------             --------            ----------          ----------
 Total mortgage-backed
  securities...................  $     85   10.50    $  4,521      8.45   $200,715    6.90    $2,891,751   6.54   $3,097,072   6.56
                                 ========            ========             ========            ==========          ==========
TOTAL INVESTMENT PORTFOLIO.....  $117,107    5.50    $440,730      6.01   $576,618    6.58    $2,892,654   6.54   $4,027,109   6.45
                                 ========            ========             ========            ==========          ==========

SOURCES OF FUNDS

           General. Deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. In late 1999, we began borrowing funds in the form of securities sold under agreements to repurchase to supplement our primary sources of funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

           Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings deposits (consisting of passbook and statement savings accounts), NOW accounts, checking accounts, money market accounts and time deposits. We also offer IRA accounts and qualified retirement plans.

           Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from market areas surrounding our offices. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits. The decrease in total deposits in 1999 was primarily due to many of our depositors choosing to fund their stock purchases in the reorganization with approximately $110.0 million of interest-bearing funds which were on deposit with Hudson City Savings.

           When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular savings deposits, money market accounts and transaction accounts) represented 23.9% of total deposits on December 31, 1999. At December 31, 1999, time deposits with remaining terms to maturity of less than one year amounted to $4.20 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Analysis of Net Interest Income" for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 1999, 1998 and 1997.

           The following table presents our deposit activity for the periods indicated:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Total deposits at beginning of period....................  $6,807,339   $6,465,956   $5,918,971
Net deposits.............................................    (415,012)      30,301      249,525
Interest credited, net penalties.........................     295,717      311,082      297,460
                                                           ----------   ----------   ----------
Total deposits at end of period..........................  $6,688,044   $6,807,339   $6,465,956
                                                           ==========   ==========   ==========
Net (decrease) increase..................................  $ (119,295)  $  341,383   $  546,985
                                                           ==========   ==========   ==========
Percent (decrease) increase..............................       (1.75)%       5.28%        9.24%



           At December 31, 1999, we had $536.7 million in time deposits with balances of $100,000 and over maturing as follows:


                      MATURITY PERIOD                             AMOUNT
                      ---------------                         --------------
                                                              (IN THOUSANDS)
Three months or less........................................     $267,110
Over three months through six months........................      105,339
Over six months through 12 months...........................       86,970
Over 12 months..............................................       77,245
                                                                 --------
          Total.............................................     $536,664
                                                                 ========

           The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

                                                                           At December 31,
                                     -----------------------------------------------------------------------------------------------
                                                 1999                            1998                            1997
                                     -----------------------------------------------------------------------------------------------
                                                          Weighted                        Weighted                         Weighted
                                                Percent   average               Percent   average               Percent    average
                                                of total  nominal               of total  nominal               of total   nominal
                                     Amount     deposits    rate      Amount    deposits    rate    Amount      deposits     rate
                                     -----------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)


Savings...........................   $  804,105   12.02%   2.50%      $  832,759   12.23%   2.60%   $  835,062     12.91%    2.75%
Interest-bearing demand...........       96,828    1.45    2.00          100,436    1.48    2.00        90,869      1.41     2.00
Money Market......................      486,794    7.28    2.68          505,201    7.42    2.78       500,029      7.73     2.93
Noninterest-bearing demand........      308,115    4.61       -          313,061    4.60       -       272,326      4.21        -
                                     ----------  ------               ----------  ------            ----------    ------

     Total........................    1,695,842   25.36    2.07        1,751,457   25.73    2.15     1,698,286     26.26     2.32
                                     ----------  ------               ----------  ------            ----------    ------

Time deposits:
     Time deposits $100,000
       and over...................      536,664    8.02    5.18          516,084     7.58   5.26       460,982      7.13     5.60
     Time deposits less than
        $100,00 with original
       maturities of:

       Three months or less.......      545,068    8.15    5.35          436,186     6.41   4.88       473,105      7.32     5.27
       Over three months to
         twelve months............    1,178,064   17.61    5.06        1,351,892    19.86   5.18     1,328,888     20.55     5.60
       Over twelve months to
         twenty-four months.......    1,919,050   28.70    5.12        1,942,691    28.54   5.37     1,695,908     26.24     5.72
       Over twenty-four months
         to thirty-six months.....      242,325    3.62    5.38          238,792     3.51   5.54       232,782      3.60     5.68
       Over thirty-six months
         to forty-eight months....       33,880    0.51    5.50           20,628     0.30   5.30        32,142      0.50     5.65
       Over forty-eight months
         to sixty months..........        3,730    0.06    5.30            4,539     0.07   5.50         8,017      0.12     5.34
       Over sixty months..........       14,130    0.21    5.21           39,140     0.57   5.51        58,362      0.90     5.36
       IRA and Keogh
         accounts.................      519,291    7.76    5.22          505,930     7.43   5.46       477,484      7.38     5.66
                                     ----------  ------               ----------   ------           ----------    ------
       Total time deposits........    4,992,202   74.64    5.16        5,055,882    74.27   5.29     4,767,670     73.74     5.62
                                     ----------  ------               ----------   ------           ----------    ------
       Total deposits.............   $6,688,044  100.00%   4.38       $6,807,339   100.00%  4.48    $6,465,956    100.00%    4.75
                                     ==========  ======               ==========   ======           ==========    ======

           The following table presents, by rate category, the amount of our time deposit accounts outstanding at December 31, 1999, 1998 and 1997.

                                                              AT DECEMBER 31,
                                             -------------------------------------------------
                                                  1999              1998              1997
                                             -------------     --------------    -------------
                                                               (IN THOUSANDS)
TIME DEPOSIT ACCOUNTS:
4.00% or less.............................     $    1,642       $    1,530        $    1,755
4.01% to 4.50%............................              9            4,335                 8
4.51% to 5.00%............................      1,914,559        1,501,902            39,212
5.01% to 5.50%............................      2,305,200        2,342,518           659,235
5.51% to 6.00%............................        767,251        1,196,373         4,040,522
over 6.00%................................          3,541            9,224            26,938
                                               ----------       ----------        ----------
    Total.................................     $4,992,202       $5,055,882        $4,767,670
                                               ==========       ==========        ==========

           The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 1999.

                                                       PERIOD TO MATURITY FROM DECEMBER 31, 1999
                            ---------------------------------------------------------------------------------------------
                              WITHIN      OVER THREE     OVER SIX      OVER ONE      OVER TWO       OVER
                               THREE        TO SIX       MONTHS TO      TO TWO       TO THREE       THREE
                              MONTHS        MONTHS       ONE YEAR        YEARS         YEARS        YEARS        TOTAL
                              -------     ----------     ---------     --------      ---------     -------       -----
                                                                  (IN THOUSANDS)
TIME DEPOSIT ACCOUNTS:
4.00% or less.............  $   1,642     $       --     $     --       $     --      $    --      $    --     $    1,642
4.01% TO 4.50%............         --             --            9             --           --           --              9
4.51% TO 5.00%............   1,112,233       451,298      258,545         71,440        5,986       15,057      1,914,559
5.01% TO 5.50%............     914,717       613,748      675,940         90,611        4,027        6,157      2,305,200
5.51% TO 6.00%............     107,026        18,249       47,976        565,803       27,891          306        767,251
over 6.00%................       2,163         1,134           88            156           --           --          3,541
                            ----------    ----------     --------       --------      -------      -------     ----------
  Total...................  $2,137,781    $1,084,429     $982,558       $728,010      $37,904      $21,520     $4,992,202
                            ==========    ==========     ========       ========      =======      =======     ==========


           Borrowings. In late 1999, we began borrowing funds to supplement the financing of our lending and investing activities. At December 31, 1999, we had borrowed funds totaling $300.0 million in the form of securities sold under agreements to repurchase with nationally recognized primary securities dealers. These agreements are recorded as financing transactions as Hudson City Bancorp maintains effective control over the transferred securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio. The broker/dealer with whom each transaction is executed agrees to resell to us the same securities at the maturity or call of the agreement. At December 31, 1999, securities sold under agreements to repurchase had maturities ranging from 2004 to 2009 with a weighted-average interest rate of 5.76%. Certain agreements are callable beginning in 2000, while others are callable at various times thereafter. During the year ended December 31, 1999, securities sold under agreements to repurchase averaged $53.6 million. The maximum amount outstanding at any month-end during the period was $300.0 million. All of the underlying securities were U.S. Government agency securities with a fair market value of $318.8 million at December 31, 1999. There were no borrowed funds during 1998.

           We are not a member of the Federal Home Loan Bank System, however, we intend to become a member in the first half of 2000. Membership in the Federal Home Loan Bank System would provide us with additional sources for borrowings. For additional information on borrowed funds, see Note 10 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

PERSONNEL

           As of December 31, 1999, we had 899 full-time employees and 91 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.


         REGULATION OF HUDSON CITY SAVINGS BANK AND HUDSON CITY BANCORP

GENERAL

           Hudson City Savings is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC) under the Bank Insurance Fund (BIF). Hudson City Savings is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the "Department") as its chartering agency, and by the FDIC as the deposit insurer. Hudson City Savings must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Hudson City Savings Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

           Hudson City, MHC and Hudson City Bancorp, as bank holding companies controlling Hudson City Savings, are subject to the Bank Holding Company Act of 1956, as amended, (BHCA) and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the "New Jersey Banking Act") and the regulations of the Department under the New Jersey Banking Act applicable to bank holding companies. Hudson City, MHC and Hudson City Bancorp are required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board ("FRB") and the Department. Hudson City Bancorp is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws.

           Any change in such laws and regulations, whether by the Department, the FDIC, the FRB or through legislation, could have a material adverse impact on Hudson City, MHC, Hudson City Bancorp and Hudson City Savings and their operations and stockholders.

NEW JERSEY BANKING REGULATION

           Activity Powers. Hudson City Savings derives its lending, investment and other activity powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including Hudson City Savings, generally may invest in:

          -real estate mortgages;

          -consumer and commercial loans;

          -specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

          -certain types of corporate equity securities; and

          -certain other assets.

A savings bank may also invest pursuant to a "leeway" power that permits investments not otherwise permitted by the New Jersey Banking Act. "Leeway" investments must comply with a number of limitations on the individual and aggregate amounts of "leeway" investments. A savings bank may also exercise trust powers upon approval of the Department. New Jersey savings banks may also exercise any power authorized for federally chartered savings banks unless the Department determines otherwise. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See
" -- Federal Banking Regulation -- Activity Restrictions on State-Chartered Banks" below.

           Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank's capital funds. A savings bank may lend an additional 10% of the bank's capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. Hudson City Savings currently complies with applicable loans-to-one-borrower limitations.

           Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend if the surplus of the savings bank would, after the payment of the dividend, be reduced unless after such reduction the surplus was 50% or more of the bank's capital stock. Federal law may also limit the amount of dividends that may be paid by Hudson City Savings. See " -Federal Banking Regulation -- Prompt Corrective Action" below.

           Minimum Capital Requirements. Regulations of the Department impose on New Jersey chartered depository institutions, including Hudson City Savings, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See " -- Federal Banking Regulation -- Capital Requirements" below.

           Examination and Enforcement. The Department may examine Hudson City Savings whenever it deems an examination advisable. The Commissioner examines Hudson City Savings at least every two years. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

FEDERAL BANKING REGULATION

           Capital Requirements FDIC regulations require BIF-insured banks, such as Hudson City Savings, to maintain minimum levels of capital. The FDIC regulations define two Tiers, or classes, of capital. Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the net unrealized appreciation or depreciation, net of tax, from available-for-sale securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities. The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. Allowance for possible loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

           The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, and that are not experiencing or anticipating significant growth, of a ratio of Tier 1 capital to total assets of not less than 3%. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. The FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

           The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

           The following table shows Hudson City Savings' leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31, 1999:

                                                           Minimum Capital    For Classification as
                                        Bank Actual             Adequacy         Well-Capitalized
                                   -------------------    ----------------    ---------------------
                                     Amount     Ratio      Amount    Ratio      Amount    Ratio
                                   ----------   -----     --------   -----     --------   ------
                                                  (DOLLARS IN THOUSANDS)
Leverage (Tier 1) capital......... $1,242,213   15.27%    $325,374   4.00%     $406,717    5.00%

Risk-based capital:
  Tier 1..........................  1,242,213   46.42      107,051   4.00       160,576    6.00
  Total...........................  1,262,223   47.16      214,102   8.00       267,627   10.00

           As the table shows, Hudson City Savings exceeded the minimum capital adequacy requirements at the date indicated.

           Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended (FDIA), which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

           Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if:

           - the bank held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991;

           - the state in which the bank is chartered permitted such investments as of September 30, 1991; and

           - the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital.

Hudson City Savings received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Hudson City Savings' Tier 1 capital or the maximum permissible amount specified by the New Jersey Banking Act. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank under
Section 24 and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

           Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 or the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

           Effective March 11, 2000, the newly adopted Gramm-Leach Bliley Act ("Gramm-Leach") permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, Gramm-Leach permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank's total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary's risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary's assets with the bank's and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered savings banks may retain, after March 11, 2000, existing subsidiaries engaged in activities that are not authorized under Gramm-Leach; otherwise, Gramm-Leach will preempt all state laws regarding the permissibility of certain activities for state chartered banks if such state law is in conflict with the provisions of Gramm Leach (with the exception of certain insurance activities), regardless of whether the state law would authorize broader or more restrictive activities. Although Hudson City Savings meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

           Federal Home Loan Bank System. Hudson City Savings has applied to become a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances. Hudson City Savings, as a member of the FHLB of New York, would be required to purchase and hold shares of capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets; or (iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB. Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the FHFB. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to adoption of Gramm-Leach shall remain in effect until such regulations are adopted. Hudson City Savings is in compliance with these requirements.

           Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Hudson City Savings. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers, to order divestitures and withhold approval of the acquisition of business or the exercise of powers, to terminate deposit insurance coverage and to place a depository institution in receivership. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

           The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including:

           - insolvency (whereby the assets of the bank are less than its liabilities to depositors and others);

           - substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

           -  existence of an unsafe or unsound condition to transact business;

           - likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

           - insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.


           Safety and Soundness Standards. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

           In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

           Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the bank regulators are required to take certain supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," significantly undercapitalized" and "critically capitalized." The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

           - an amount equal to five percent of the bank's total assets at the time it became "undercapitalized"; and

           - the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

           Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized, in a manner that is substantially similar to the classifications used for purposes of the prompt corrective action regulations discussed above. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor).

           An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Hudson City Savings.

           Under the Deposit Insurance Funds Act of 1996 ("Funds Act"), the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Hudson City Savings. Our total expense in 1999 for the assessment for deposit insurance and the FICO payments was $806,000.

           Under the FDIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the

FDIC. The management of Hudson City Savings does not know of any practice, condition or violation that might lead to termination of deposit insurance.

           Transactions with Affiliates of Hudson City Savings. Hudson City Savings is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, and the regulations of the FRB promulgated thereunder. These provisions, among other things, prohibit or limit a savings banks from extending credit to, or entering into certain transactions with, its affiliates (which for Hudson City Savings would include Hudson City Bancorp, Hudson City, MHC) and principal stockholders, directors and executive officers of Hudson City Savings.

           In addition, provisions of the BHCA prohibit extensions of credit to a bank's insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

           Provisions of the New Jersey Banking Act impose conditions and limitations on the liabilities to a savings bank of its directors and executive officers and of corporations and partnerships controlled by such persons that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law and regulation, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with the applicable federal laws and regulations is deemed to be in compliance with such provisions of the New Jersey Banking Act.

           Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. In general, a depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

           Privacy Standards. Pursuant to Gramm-Leach, financial institutions are required to establish a policy governing the collection, use and protection of non-public information about their customers and consumers, provide notice of such policy to consumers and provide a mechanism for consumers to opt out of any practice of the institution whereby nonpublic personal information would otherwise be disclosed to unaffiliated third parties. The federal banking agencies, jointly with the Federal Trade Commission and the Securities and Exchange Commission, have published proposed regulations to implement the privacy standards of Gramm-Leach. Under the regulations, Hudson City Bancorp and Hudson City Savings will be required to adopt and implement a privacy policy no later than November 13, 2000. Hudson City Bancorp and Hudson City Savings have not yet determined the extent to which the privacy standards will affect their operations.

           Uniform Real Estate Lending Standards. Pursuant to FDICIA, the federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

           The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

           - for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

           - for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%;

           - for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

           - for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and

           - for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the limit is 85%.

Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

           Community Reinvestment Act. Under the Community Reinvestment Act
(CRA), any insured depository institution, including Hudson City Savings, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

           Among other things, current CRA regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the new evaluation system focuses on three tests:

           - a lending test, to evaluate the institution's record of making loans in its service areas;

           - an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

           - a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

           The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. Hudson City Savings has received a "satisfactory" rating in its most recent CRA examination.

           Internet Banking. Technological developments are dramatically altering the ways in which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of internet banking, and have indicated their intention to reevaluate their regulations to ensure that they encourage banks' efficiency and competitiveness consistent with safe and sound banking practices. We cannot assure you that the federal bank regulatory agencies will adopt new regulations that will not materially affect the Hudson City Savings' internet operations or restrict any such further operations.

FEDERAL RESERVE SYSTEM

           Under FRB regulations, Hudson City Savings is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $46.5 million or less (subject to adjustment by the FRB) and an initial reserve of $1.4 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a FRB or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings' interest-earning assets.

FEDERAL BANK HOLDING COMPANY REGULATION

           General. Hudson City, MHC and Hudson City Bancorp are bank holding companies subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB.

           Impact of Enactment of the Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed Gramm-Leach, which among other things, establishes a comprehensive- framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Retirement Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

           Bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

           Activity Restrictions. The BHCA generally limits Hudson City Bancorp's activities to managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

           -  making or servicing loans;

           -  performing certain data processing services;

           -  providing discount brokerage services;

           -  acting as fiduciary, investment or financial advisor;

           -  leasing personal or real property;

           - making investments in corporations or projects designed primarily to promote community welfare; and

           -  acquiring a savings and loan association.

           The FRB may require that Hudson City Bancorp terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt.

           Effective March 11, 2000, Gramm-Leach expands the range of permitted activities of certain bank holding companies to include the offering of virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order to engage in these new activities, a bank holding company must qualify and register with the FRB as a financial holding company. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well-capitalized and well-managed and has a rating of "satisfactory" or better under the Community Reinvestment Act of 1977. Certain of the additional activities authorized under Gramm-Leach may also be undertaken by a financial subsidiary of a bank. Under Gramm-Leach, a functional system of regulation will apply to financial holding companies under which banking activities will be regulated by the federal banking regulators, securities activities will be regulated by the federal securities regulators, and insurance activities will be subject to regulation by the appropriate state insurance authorities.

           Although Hudson City Bancorp currently meets all standards required for qualification as a financial holding company, it has not yet determined whether it will seek to qualify as, or engage in any of the additional activities authorized for, a financial holding company. Hudson City Bancorp is examining its business plan to determine whether, based on market conditions, the financial condition of Hudson City Bancorp and its subsidiaries, regulatory capital requirements, general economic conditions and other requirements, it desires to utilize any of the expanded powers permitted by Gramm-Leach.

           Acquisition and Sale of Control. Under the federal Change in Bank Control Act (CBCA), any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Hudson City Bancorp's common stock will be required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of Hudson City Bancorp. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by Hudson City Bancorp and Hudson City Savings, and the antitrust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of Hudson City Bancorp within the meaning of the BHCA. Control generally is defined under the BHCA to mean the ownership or power to vote 25% more of any class of voting securities of Hudson City Bancorp or the ability to control in any manner the election of a majority of Hudson City Bancorp's directors.

           As bank holding companies, Hudson City, MHC and Hudson City Bancorp will be required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for Hudson City, MHC or Hudson City Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

           Capital; Dividends; Share Repurchases; Source of Strength. The FRB imposes certain capital requirements on Hudson City Bancorp under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These minimum requirements are substantially the same as the Bank's minimum capital requirements described above under "Federal Banking Regulation -- Capital Requirements". Subject to its capital requirements and certain other restrictions, Hudson City Bancorp is able to borrow money to make a capital contribution to Hudson City Savings, and such loans may be repaid from dividends paid from Hudson City Savings to Hudson City Bancorp. Hudson City Bancorp is also able to raise capital for contribution to Hudson City Savings by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

           The following table shows Hudson City Bancorp's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31, 1999:

                                                               Minimum Capital
                                         Bancorp Actual           Adequacy
                                     --------------------      ---------------
                                       Amount       Ratio      Amount    Ratio
                                     ----------     -----      --------  -----
                                             (Dollars in thousands)
     Leverage (Tier 1) capital....   $1,507,003     18.54%     $325,068   4.00%
     Risk-based capital:
          Tier 1..................    1,507,003     56.31       107,051   4.00
          Total...................    1,527,013     57.06       214,102   8.00

           As the table shows, Hudson City Bancorp exceeded the minimum capital adequacy requirements at the date indicated.

           A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company examination by the FRB, and that is not the subject of any unresolved supervisory issues.

           Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. A bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. Under the prompt corrective action provisions of FDICIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See "Federal Banking Regulation -- Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

           General. Under the FDIA, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if Hudson City, MHC or Hudson City Bancorp ever acquired, as a separate subsidiary, a depository institution in addition to Hudson City Savings.

           Dividend Waivers By Hudson City, MHC. It has been the policy of a number of mutual holding companies to waive the receipt of dividends declared by its savings institution subsidiary. In connection with its approval of the reorganization the FRB required that Hudson City, MHC obtain the prior approval of the FRB before Hudson City, MHC may waive any dividends from Hudson City Bancorp. As of the date hereof, we are not aware that the FRB has given its approval to any waiver of dividends by any mutual holding company that has requested such approval.

           In addition, the FRB required that the amount of any dividends waived by Hudson City, MHC will not be available for payment to its public stockholders of Hudson City Bancorp (i.e., stockholders except for Hudson City, MHC) and that such amount will be excluded from Hudson City Bancorp's capital for purposes of calculating dividends payable to the public stockholders. Moreover, Hudson City Savings is required to maintain the cumulative amount of dividends waived by Hudson City, MHC in a restricted capital account that would be added to the liquidation account established in the reorganization. This amount would not be available for distribution to public stockholders. The restricted capital account and liquidation account amounts are not reflected in our financial statements, but are considered as a notational or memorandum account. These accounts are maintained in accordance with the laws, rules, regulations and policies of the Commissioner and our plan of reorganization.

           Hudson City, MHC does not expect to waive dividends declared by Hudson City Bancorp, and did not do so in connection with dividends declared and paid in 1999. If Hudson City, MHC decides that it is in its best interest to waive a particular dividend to be paid by Hudson City Bancorp and the FRB approves such waiver, then Hudson City Bancorp would pay such dividend only to its public stockholders.

NEW JERSEY HOLDING COMPANY REGULATION.

           General. Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms "company" and "bank holding company" as such terms are defined under the BHCA. Each bank holding company controlling a New Jersey chartered bank or savings bank must file certain reports with the Commissioner and is subject to examination by the Commissioner.

           Acquisition of Control. The New Jersey Banking Act requires prior approval of the Commissioner before any person may acquire a New Jersey bank holding company, such as Hudson City Bancorp. For this purpose, the term "person" is defined broadly to mean a natural person or a corporation, company, partnership, or other forms of organized entities. The term "acquire" is defined differently for an existing bank holding company and for other companies or persons. A bank holding company will be treated as "acquiring" a New Jersey bank holding company if the bank holding company acquires more than 5% of any class of the voting shares of the bank holding company. Any other person will be treated as "acquiring" a New Jersey bank holding company if it acquires ownership or control of more than 25% of any class of the voting shares of the bank holding company.

FEDERAL SECURITIES LAW

           Hudson City Bancorp's securities are registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, Hudson City Bancorp is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

                                    TAXATION

FEDERAL

           General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Hudson City Savings, Hudson City, MHC or Hudson City Bancorp. For federal income tax purposes, Hudson City Savings reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. Hudson City Savings and Hudson City Bancorp constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Because MHC will own less than 80% of the common stock, it will not be a member of such affiliated group and will report its income on a separate return. Hudson City Savings is not currently under audit by the Internal Revenue Service and has not been audited by the IRS during the past five years.

           Bad Debt Reserves. Pursuant to the Small Business Job Protection Act of 1996, Hudson City Savings is no longer permitted to use the reserve method of accounting for bad debts, and is now recapturing (taking into income) over a multi-year period a portion of the balance of its tax bad debt reserve as of December 31, 1995. Since Hudson City Savings has already provided a deferred tax liability equal to the amount of such recapture, the recapture will not adversely impact Hudson City Savings' financial condition or results of operations.

           Distributions. To the extent that Hudson City Savings makes "non-dividend distributions" to stockholders, such distributions will be considered to result in distributions from Hudson City Savings' unrecaptured tax bad debt reserve "base year reserve," i.e., its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in Hudson City Savings' taxable income. Non-dividend distributions include distributions in excess of Hudson City Savings' current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Hudson City Savings' current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in Hudson City Savings' income.

           The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of Hudson City Savings' base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations, approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate. Hudson City Savings does not intend to pay dividends that would result in the recapture of any portion of its bad debt reserve.

           Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which Hudson City Savings currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, Hudson City Savings' AMTI is increased by an amount equal to 75% of the amount by which Hudson City Savings' adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses.) Although the corporate environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million has expired, under current Administration proposals, such tax will be retroactively reinstated for taxable years beginning after December 31, 1997 and before January 1, 2009.

           Elimination of Dividends; Dividends Received Deduction. Hudson City Bancorp may exclude from its income 100% of dividends received from Hudson City Savings as a member of the same affiliated group of corporations. Because, following the reorganization, Hudson City, MHC will not be a member of such affiliated group, it will not qualify for such 100% dividends exclusion, but will be entitled to deduct 80% of the dividends it receives from Hudson City Bancorp so long as it owns more than 20% of the common stock.

STATE

           New Jersey State Taxation. Hudson City Savings files New Jersey Savings Institution income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Hudson City Savings is not currently under audit with respect to its New Jersey income tax returns and Hudson City Savings' state tax returns have not been audited for the past five years.

           Hudson City Bancorp is required to file a New Jersey income tax return and will generally be subject to a state income tax rate that is currently higher than income tax rates for savings institutions in New Jersey. However, If Hudson City Bancorp meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow Hudson City Bancorp to be taxed at a rate that is currently lower than income tax rates for savings institutions in New Jersey.

           Delaware State Taxation. As a Delaware holding company not earning income in Delaware, Hudson City Bancorp is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.


ITEM 2.  PROPERTIES

           During 1999, we conducted our business through our executive office, our operations center and 75 branch offices. At December 31, 1999, we owned 30 of our locations and leased the remaining 47. Our lease arrangements are typically long-term arrangements with third-parties that generally contain several options to renew at the expiration date of the lease.

           At December 31, 1999 we had executed leases to open four new branch offices in New Jersey. We expect to open one branch in the first quarter, with the other three offices expected to open by the end of the third quarter 2000.

           For additional information regarding our lease obligations, see Note 8 of Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data."


ITEM 3.  LEGAL PROCEEDINGS

           Except for the cases described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

           On October 2, 1997, a purported class action entitled James W. Smith, et al. v. Hudson City Savings Bank (L-11184-97) was commenced in the Law Division of the Superior Court of New Jersey, Essex County against Hudson City Savings on behalf of persons who obtained loans from Hudson City Savings secured by residential real property in New Jersey, and who paid an attorney review fee in connection with their loans. Plaintiffs allege that the potential class includes thousands of borrowers and involves millions of dollars in review fees. Plaintiffs claim that the attorney fees violate a provision of New Jersey law which prescribes circumstances under which such fees can be charged by a lender and a provision of New Jersey law prohibiting consumer fraud. Plaintiffs seek an injunction, an order requiring a form of warning or public notice, compensatory damages, treble damages, costs, attorneys' fees, an order requiring disgorgement, interest and punitive damages. Hudson City Savings filed an answer denying liability. This suit was voluntarily stayed by the parties on or about September 9, 1998 pending the outcome of an appeal (the "Appeal") in certain other New Jersey attorney review fee lawsuits involving different parties.

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

           Following the Appellate Division's decision in the Appeal, the Supreme Court of New Jersey granted a motion for leave to appeal on or about November 18, 1998 and a motion for leave to cross-appeal on or about January 27, 1999. The Supreme Court of New Jersey heard oral arguments on September 27, 1999. On December 9, 1999, the Supreme Court of New Jersey unanimously ruled that lenders may charge borrowers an attorney review fee with regard to loan documents prepared, or submitted by, or at the direction of the borrowers' attorneys or the borrowers, whether or not the borrowers are represented by counsel and regardless of whether such review is "extra work" for the lenders. In addition, the Court unanimously held that the New Jersey statute regulating such attorney review fees is preempted in the case of federally chartered institutions by federal banking regulations. Meanwhile, the Smith action remains stayed. We believe that this lawsuit is without merit and we intend to aggressively defend our interest.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matter was submitted during the quarter ended December 31, 1999 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

           The stockholders of Hudson City Bancorp, at a Special Meeting of Stockholders held on January 13, 2000, approved the adoption of the Hudson City Bancorp, Inc. 2000 Stock Option Plan and the Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan. For additional information, see Note 18 of Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data."


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           On the date of the reorganization, July 13, 1999, Hudson City Bancorp, Inc. common stock commenced trading on the Nasdaq National Market under the symbol "HCBK." The table below shows the reported high and low sales prices of the common stock during the periods indicated.

                                            1999
                                    ----------------------
                                      High          Low
                                    -------      ---------
Third quarter(1)..................  $14.13         $10.63
Fourth quarter....................   14.13          13.00

----------------
(1) from date of reorganization (July 13, 1999)



           On October 14, 1999, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of five cents ($0.05) per common share outstanding that was paid on December 1, 1999. On January 13, 2000, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of five cents ($0.05) per common share outstanding that is payable on March 31, 2000 to stockholders of record as of the close of business on March 17, 2000.

           The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.

           Hudson City Bancorp is subject to the requirements of Delaware law that generally limits dividends to an amount equal to the difference between the amount by which total assets exceed total liabilities and the amount equal to the aggregate par value of the outstanding shares of capital stock. If there is no difference between these amounts, dividends are limited to net income for the current and/or immediately preceding year.

           As the principal asset of Hudson City Bancorp, Hudson City Savings will provide the principal source of funds for the payment of dividends by Hudson City Bancorp. New Jersey law provides that dividends may be paid by Hudson City Savings only out of net income, earned surplus or undivided profits. However, Hudson City Savings will not be permitted to pay dividends on its capital stock if, among other things, its stockholders' equity would be reduced below the amount required for the liquidation account established in connection with the reorganization. See "Note 2 to Notes to Consolidated Financial Statements."

           Additionally, in connection with the reorganization, Hudson City Bancorp and Hudson City Savings have committed to the FDIC that during the one-year period following the consummation of the reorganization, Hudson City Bancorp will not declare an extraordinary dividend to stockholders that would be treated by recipient stockholders as a tax-free return of capital for federal income tax purposes without prior approval of the FDIC. We also have committed to the FDIC that we will provide the FDIC with 30 days prior written notice before implementing any such return of capital.

           As of March 23, 2000, there were approximately 22,031 holders of record of Hudson City Bancorp common stock.


ITEM 6.  SELECTED FINANCIAL DATA

           The summary information presented below under "Selected Financial Condition Data," "Selected Operating Data" and "Selected Financial Ratios and Other Data" at or for each of the years presented is derived in part from the audited financial statements of Hudson City Bancorp and Hudson City Savings. The following information is only a summary and you should read it in conjunction with our audited consolidated financial statements in Item 8 of this document.


                                                                        At December 31,
                                         ------------------------------------------------------------------------------------
                                           1999                1998                1997                1996            1995
                                         --------            --------            --------            --------        --------
                                                                        (In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets.......................      $8,518,865          $7,752,260          $7,313,999          $6,672,429      $5,429,142
Loans..............................       4,305,875           3,659,407           3,463,803           3,171,458       2,791,802
Investment securities available
  for sale.........................         812,058             785,031             654,726             595,870         563,655
Mortgage-backed securities held
  to maturity......................       3,097,072           3,070,931           3,022,225           2,710,078       1,865,930
Total cash and cash equivalents....         200,839             156,875              95,674             121,601         133,032
Foreclosed real estate, net........             367               1,026               1,410               2,385           3,440
Total deposits.....................       6,688,044           6,807,339           6,465,956           5,918,971       4,757,813
Total borrowed funds...............         300,000                  --                  --                  --              --
Total stockholders' equity.........       1,479,040             900,606             807,713             719,077         638,944

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                       1999         1998         1997         1996         1995
                                                     --------     --------     --------     --------     --------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

SELECTED OPERATING DATA:
Total interest income ............................   $536,081     $520,791     $500,442     $429,278     $363,102
Total interest expense ...........................    298,832      311,084      297,484      242,667      195,543
                                                     --------     --------     --------     --------     --------
  Net interest income ............................    237,249      209,707      202,958      186,611      167,559
Provision for loan losses ........................      2,350        2,400        2,850        2,275        1,000
                                                     --------     --------     --------     --------     --------
  Net interest income after provision for loan
    losses .......................................    234,899      207,307      200,108      184,336      166,559
                                                     --------     --------     --------     --------     --------
Non-interest income:
  Service charges and other income ...............      4,752        4,930        4,710        3,896        4,212
  (Losses) gains on net securities transactions ..         (7)          24        1,594          152          307
                                                     --------     --------     --------     --------     --------
    Total non-interest income ....................      4,745        4,954        6,304        4,048        4,519
                                                     --------     --------     --------     --------     --------
    Total non-interest expense ...................     68,408       63,492       62,919       60,958       61,054
                                                     --------     --------     --------     --------     --------
Income before income tax expense .................    171,236      148,769      143,493      127,426      110,024
  Income tax expense .............................     63,850       55,500       53,500       46,595       42,250
                                                     --------     --------     --------     --------     --------
Net income .......................................   $107,386     $ 93,269     $ 89,993     $ 80,831     $ 67,774
                                                     ========     ========     ========     ========     ========
Basic earnings per share .........................   $   0.47(1)  $     --     $     --     $     --     $     --
                                                     ========     ========     ========     ========     ========
Diluted earnings per share .......................   $   0.47(1)  $     --     $     --     $     --     $     --
                                                     ========     ========     ========     ========     ========

--------------------------------
(1)  From date of reorganization (July 13, 1999)


                                                    AT OR FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                1999      1998      1997      1996      1995
                                              --------  --------  --------  --------  --------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS:
Return on average assets.................        1.32%     1.24%     1.27%     1.33%     1.32%
Return on average stockholders' equity...        9.05     10.90     11.79     11.93     11.24
Net interest rate spread(1)..............        2.18      2.16      2.28      2.50      2.70
Net interest margin(2)...................        2.98      2.85      2.94      3.14      3.35
Non-interest expense to average assets...        0.84      0.84      0.89      1.00      1.19
Efficiency ratio(3)......................       28.27     29.58     30.30     32.00     35.54
Dividend payout ratio(4).................       10.64         -         -         -         -
Cash dividends paid per common share(4)..      $ 0.05    $    -    $    -    $    -    $    -
Average interest-earning assets to
 average interest-bearing liabilities....        1.21x     1.16x     1.15x     1.16x     1.17x

CAPITAL RATIOS:
Average stockholders' equity to
 average assets..........................       14.60%    11.35%    10.79%    11.11%    11.72%
Stockholders' equity to assets...........       17.36     11.62     11.04     10.78     11.77
Book value per common share..............      $12.99    $    -    $    -    $    -    $    -

REGULATORY CAPITAL RATIOS:
BANK:
Leverage capital..........................      15.27%    11.93%     11.37%    11.69%   12.24%
Total risk-based capital.................       47.16     39.23      37.60     35.15    33.77

BANCORP:
Leverage capital.........................       18.54         -          -         -        -
Total risk-based capital.................       57.06         -          -         -        -

ASSET QUALITY RATIOS:
Non-performing loans to total loans......        0.33%     0.42%      0.47%     0.53%    0.75%
Non-performing assets to total assets.....       0.17      0.21       0.24      0.29     0.45
Allowance for loan losses to
 non-performing loans....................      142.65    115.47      96.85     76.89    56.91
Allowance for loan losses to
 total loans.............................        0.46      0.48       0.45      0.41     0.43

OTHER DATA:
Weighted average number of common
 shares outstanding (basic and diluted).. 114,767,331         -          -         -        -
Number of deposit accounts...............     470,815   484,991    480,414   456,847  397,210
Branches.................................          75        75         75        74       71

___________________

(1) We determined this number by subtracting the weighted average cost of average interest-bearing liabilities from the weighted average yield on average interest-earning assets.
(2) We determined this ratio by dividing net interest income by average interest-earning assets.
(3) We determined this ratio by dividing total non-interest expense by the sum of net interest income and total non-interest income (adjusted to exclude net (losses) gains on securities transaction of $(7,000) for 1999, $24,000 for 1998, $1,594,000 for 1997, $152,000 for 1996 and $307,000 for 1995.
(4) From date of reorganization (July 13, 1999).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This discussion and analysis reflects Hudson City Bancorp's' audited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Hudson City Bancorp's' Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in Item 8, and the other statistical data provided elsewhere in this document.

           Hudson City Savings completed the reorganization, as described in
Note 2 to the consolidated financial statements, on July 13, 1999. Prior to July 13, 1999, Hudson City Bancorp had not yet issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Accordingly, comparative information prior to the reorganization relates to the financial statements of Hudson City Savings included herein. Effective upon the closing of the reorganization, Hudson City Bancorp acquired all of the issued and outstanding capital stock of Hudson City Savings.

GENERAL

           Our results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, savings deposits and borrowed funds. Our results of operations are also affected by our provision for loan losses, non-interest income, and non-interest expense. Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest income consists mainly of service fees and charges.

           Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact us. Additionally, our lending activity is concentrated in loans secured by real estate located in New Jersey. Accordingly, our results of operations are affected by regional market and economic conditions.

MUTUAL HOLDING COMPANY REORGANIZATION

           On July 13, 1999, Hudson City Savings converted and reorganized from a New Jersey chartered mutual savings bank into a two-tiered mutual savings bank holding company structure and became a wholly-owned subsidiary of Hudson City Bancorp. Hudson City Bancorp sold 54,350,000 shares of its common stock to the public, representing 47% of the outstanding shares, at $10.00 per share and received net proceeds of $527.6 million. Hudson City Bancorp contributed 50% of the net proceeds from the initial public offering to Hudson City Savings. An additional 61,288,300 shares, or 53% of the outstanding shares of Hudson City Bancorp, were issued to Hudson City, MHC.

GROWTH INITIATIVES

           In accordance with our business plan adopted as part of the reorganization, in 1999 we commenced several initiatives to effectively and prudently utilize our capital through internally generated growth. We expect to continue to grow through expansion using borrowings to supplement deposits as a funding source. We plan to increase our borrowings to $900 million over the next two years which we expect to use as an additional funding source to finance our lending and investing activities. See "Business of Hudson City Savings Bank -- Sources of Funds -- Borrowings" for a discussion of borrowings. We also intend to grow by adding new branch offices, a strategy that has been successful for us in the past. We expect to open one new branch in the first quarter of 2000 and three more new branches by the end of the third quarter of 2000.

MANAGEMENT OF INTEREST RATE RISK

           As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact our level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those which possess a short term to maturity.

           During 1999, general market interest rates increased from the lower interest rate environment of 1998. The yield curve at the beginning of 1999 was relatively flat, meaning there was little difference between short-term and long-term interest rates. At the end of 1999, we operated in a slightly "inverse yield curve" interest rate environment, where rates on longer-term investment maturities yielded less than on shorter-term maturities. In this interest rate environment, our net interest rate spread remained stable at 2.18% for 1999 and 2.16% for 1998. Since December 31, 1999, general market interest rates have continued to increase. This increasing interest rate environment may have an adverse impact on our net interest rate spread in future periods.

           Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Instead, our real estate loan portfolio, concentrated in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 1999 and did not have any such hedging transactions in place at December 31, 1999. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

           The primary objectives of our interest rate management strategy are to:

           - evaluate the interest rate risk inherent in certain balance sheet accounts;

           - determine the appropriate level of interest rate risk given our business plan, the current business environment and our capital and liquidity requirements; and

           - manage interest rate risk in a manner consistent with the approved guidelines and policies set by our Board of Directors.

We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, earnings will remain within an acceptable range.

           To achieve the objectives of managing interest rate risk, our Asset Liability Committee meets weekly to discuss and monitor the market interest rate environment compared to interest rates that are offered on our products. This committee consists of the Chief Executive Officer, the Chief Operating Officer and the Investment Officer. The Asset Liability Committee presents periodic reports to the Board of Directors at its regular meetings, as well as a comprehensive quarterly report to the Asset Management Committee of the Board of Directors. The quarterly reports address the results of activities and strategies and the effect that changes in interest rates will have on our results of operations and the present value of our equity.

           Historically, our lending activities have emphasized one- to four-family first and second mortgage loans. Our primary source of funds has been deposits, consisting primarily of time deposits, which have substantially shorter terms to maturity than the loan portfolio. We have employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including:

           - purchasing mortgage-backed securities with adjustable-rate features;

           - purchasing shorter-term federal agency securities with call options;

           - emphasizing the origination of 15 year fixed-rate and adjustable-rate first mortgage loans; and

           - emphasizing the borrowing of funds with maturities longer than one year.

We believe that the frequent repricing of our adjustable-rate mortgage loans and adjustable-rate securities, which reduces the exposure to interest rate fluctuations, will benefit our long-term profitability. Although we have emphasized the origination of variable-rate mortgage products, the prevailing interest rate environment in recent years has resulted in the increased demand for fixed-rate first mortgage loans. The result has been an increase in the proportion of fixed-rate loans in our portfolio. This may have an adverse impact on our net interest income, particularly in a rising interest rate environment.

           In addition, the actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in mortgage prepayment rates and market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. We monitor interest rate sensitivity so that we can make adjustments to our asset and liability mix on a timely basis.

           Gap Analysis. The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a financial institution's interest rate sensitivity "gap." An asset or liability is said to be "interest rate sensitive" within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.

           A gap is considered positive when the amount of interest-earning assets maturing or repricing within a specific time period exceeds the amount of interest-bearing liabilities maturing or repricing within that specific time period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing within a specific time period exceeds the amount of interest-earning assets maturing or repricing within the same period. During a period of rising interest rates, a financial institution with a negative gap position would be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yields of its assets and thus a decrease in the institution's net interest income. An institution with a positive gap position would be expected, absent the effect of other factors, to experience the opposite result. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to reduce net interest income.

           At December 31, 1999, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $985.7 million compared with $1.29 billion at December 31, 1998. This represented a negative cumulative one-year interest rate sensitivity gap as a percent of total assets of 11.6% for 1999 compared with 16.6% for 1998, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 78.1% for 1999 compared with 74.6% for 1998. Our negative gap position could more adversely impact our net interest income in a rising rate environment than if we had a positive gap position. Our policy sets a maximum negative cumulative one-year gap as a percent of total assets at 25%, and a maximum positive cumulative one-year gap as a percent of total assets at 5%. Our policy also sets the ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities at one year to a minimum of 60% and a maximum of 107%.

           The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which we anticipate to reprice or mature in each of the future time periods shown. Except as stated below, we determined the amounts of assets and liabilities shown which reprice or mature during a particular period in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability. The information presented in the following table is also based on the following assumptions:

           - we assumed an annual prepayment rate of 16.0% for mortgage loans repricing or maturing after one year;

           - we assumed an annual prepayment rate of 20.0% for mortgage-backed securities repricing or maturing after one year;

           - we reported federal agency securities with call options, that we believed would be called, at the earlier of the next call date or contractual maturity date;

           - we reported savings and interest-bearing demand accounts that had no stated maturity using decay rates of: 2.5% in less than six months, 2.5% in six months to one year, 25% in one year to two years, 30% in two years to three years, 20% in three years to five years, and 20% in over five years;

           - we reported money market accounts using decay rates of: 25% in less than six months, 25% in six months to one year, 25% in one year to two years, and 25% in two years to three years; and

           - we reported borrowed funds with call options, that we believed would be called, at the earlier of the next call date or contractual maturity date.

Deposit decay rates, as noted above, are based on regulatory guidance, as modified by our historical experience. Deposit decay rates, prepayment rates and anticipated call dates can have a significant impact on the estimated interest sensitivity gap. While we believe that our assumptions are reasonable, they may not be indicative of actual future deposit decay activity, mortgage and mortgage-backed securities prepayments, and the actual timing of calls of federal agency bonds or borrowed funds. We have excluded non-accrual loans from the table.

                                                                      At December 31, 1999
                                  ------------------------------------------------------------------------------------------------
                                                   More than      More than    More than      More than
                                    Six months     six months     one year    two years to   three years    More than
                                     or less      to one year   to two years  three years   to five years   five years     Total
                                  -------------   -----------   ------------  ------------  -------------   ----------  ----------
                                                                     (Dollars in thousands)


Interest-earning assets:
  First mortgage loans.........   $   456,599    $  467,675    $   583,524    $   480,444    $  574,228    $1,620,663   $4,183,133
  Consumer and other loans.....        27,106           872          1,642          2,793        18,866        60,160      111,439
  Federal funds sold...........       116,600            --             --             --            --            --      116,600
  Mortgage-backed securities...     1,187,513     1,252,800        131,917        105,256        86,753       332,833    3,097,072
  Investment securities........           248           174            549            721       434,939       376,806      813,437
                                  -----------    ----------    -----------    -----------    ----------    ----------   ----------
    Total interest-earning
     assets....................     1,788,066     1,721,521        717,632        589,214     1,114,786     2,390,462    8,321,681
                                  -----------    ----------    -----------    -----------    ----------    ----------   ----------
Interest-bearing liabilities:
  Savings accounts.............        20,715        21,561        200,481        240,577       160,385       160,386      804,105
  Interest-bearing demand
   accounts....................         2,421         2,421         24,207         29,048        19,366        19,365       96,828
  Money market accounts........       121,698       121,698        121,698        121,700            --            --      486,794
  Time deposits................     3,222,210       982,558        728,010         37,904        21,520            --    4,992,202
  Borrowed funds...............            --            --             --             --        50,000       250,000      300,000
                                  -----------    ----------    -----------    -----------    ----------    ----------   ----------

    Total interest-bearing
     liabilities...............     3,367,044     1,128,238      1,074,396        429,229       251,271       429,751    6,679,929
                                  -----------    ----------    -----------    -----------    ----------    ----------   ----------

Interest rate sensitivity gap..   $(1,578,978)   $  593,283    $  (356,764)   $   159,985    $  863,515    $1,960,711   $1,641,752
                                  ===========    ==========    ===========    ===========    ==========    ==========   ==========

Cumulative interest rate
 sensitivity gap...............   $(1,578,978)   $ (985,695)   $(1,342,459)   $(1,182,474)   $ (318,959)   $1,641,752
                                  ===========    ==========    ===========    ===========    ==========    ==========

Cumulative interest rate
 sensitivity gap as a percent
 of total assets..............         (18.54)%      (11.57)%       (15.76)%       (13.88)%       (3.74)%       19.27%

Cumulative interest-earning
 assets as a percent of
 interest-bearing
 liabilities..................          53.10 %       78.07 %        75.90%        80.29 %       94.90 %      124.58%

           The methods used in the previous table have some shortcomings. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans, have features which limit changes in interest rates on a short-term basis and over the life of the loan. If interest rates change, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable-rate loans may decrease if interest rates increase.

           Present Value of Equity. In addition to the gap analysis table, we also use a simulation model to monitor interest rate risk. This model reports the present value of equity in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. The present value of equity is the difference between the present value of expected cash flows of interest rate-sensitive assets and liabilities. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed rate, adjustable-rate, caps, floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.

           The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 1999. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.


                                                                    Present Value of Equity
                                                                     as Percent of Present
                           Present Value of Equity                      Value of Assets
                    -------------------------------------        --------------------------
  Change in           Dollar         Dollar        Percent       Present Value     Percent
Interest Rates        Amount         Change        Change            Ratio         Change
--------------      ----------     ----------      --------      -------------     --------
(Basis points)                (Dollars in thousands)
          200       $1,237,576      $(327,641)     (20.93)%             15.56%     (16.48)%
          150        1,334,149       (231,068)     (14.76)              16.51      (11.38)
          100        1,419,170       (146,047)      (9.33)              17.32       (7.03)
           50        1,484,673        (80,544)      (5.15)              17.91       (3.86)
            0        1,565,217            ---         ---               18.63         ---
          (50)       1,631,436         66,219        4.23               19.18        2.95
         (100)       1,696,458        131,241        8.38               19.70        5.74
         (150)       1,718,047        152,830        9.76               19.81        6.33
         (200)       1,710,785        145,568        9.30               19.65        5.48

           As in the case of the gap analysis table, the methods we used in the previous table have some shortcomings. This type of modeling requires that we make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we assume the composition of the interest rate-sensitive assets and liabilities will remain constant over the period being measured and that all interest rate shocks will be uniformly reflected across the yield curve, regardless of the duration to maturity or repricing. The table assumes that we will take no action in response to the changes in interest rates. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and, therefore, cannot be determined with precision. Accordingly, although the present value of equity model may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our present value of equity.

ANALYSIS OF NET INTEREST INCOME

           Net interest income represents the difference between the interest income we earn on our interest-earning assets, such as mortgage loans, mortgage-backed securities and investment securities, and the expense we pay on interest-bearing liabilities, such as time deposits. Net interest income depends on our volume of interest-earning assets and interest-bearing liabilities and the interest rates we earned or paid on them.

           Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for 1999, 1998 and 1997. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees which we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------------------------------------------
                                            1999                               1998                                1997
                              --------------------------------    ------------------------------     -------------------------------
                                                       AVERAGE                           AVERAGE                             AVERAGE
                               AVERAGE                 YIELD/     AVERAGE                YIELD/      AVERAGE                  YIELD/
                               BALANCE     INTEREST     COST      BALANCE     INTEREST    COST       BALANCE     INTEREST      COST
                              ----------   ---------   -------    ---------   --------   -------     ---------   --------    -------
ASSETS:
INTEREST-EARNING ASSETS:
 First mortgage loans,
  net(1)..................... $3,796,900   $277,391    7.31%     $3,426,309  $ 259,320     7.57%    $3,193,099   $245,432     7.69%
 Consumer and other loans....     94,705      7,583    8.01          84,782      7,272     8.58         86,476      7,685     8.89
 Federal funds sold..........     61,276      2,933    4.79          55,264      2,839     5.14         52,760      2,801     5.31
 Mortgage-backed securities..  3,116,320    192,390    6.17       3,053,628    201,592     6.60      2,949,557    201,323     6.83
 Investment securities.......    898,063     55,784    6.21         743,151     49,768     6.70        629,050     43,201     6.87
                              ----------   --------               ---------    -------               ---------    -------
   Total interest-earning
    assets...................  7,967,264    536,081    6.73       7,363,134    520,791     7.07      6,910,942    500,442     7.24
Noninterest-earning assets...    160,260   --------                 172,142    -------                 164,203    -------
                               ---------                          ---------                          ---------
      Total assets........... $8,127,524                         $7,535,276                         $7,075,145
                              ==========                         ==========                         ==========

LIABILITIES AND STOCKHOLDERS'
 EQUITY:
INTEREST-BEARING LIABILITIES:
 Savings accounts............$   848,734   $ 21,982    2.59      $  834,057  $  22,777     2.73     $  845,600  $  23,837     2.82
 Interest-bearing demand
  accounts...................     97,304      2,065    2.12          92,276      1,959     2.12         88,924      1,868     2.10
 Money market accounts.......    498,900     13,642    2.73         498,337     14,329     2.88        508,218     14,859     2.92
 Time deposits...............  5,073,825    258,028    5.09       4,913,089    272,019     5.54      4,556,812    256,920     5.64
                              ----------   --------              ----------   --------              ----------   --------
   Total deposits............  6,518,763    295,717    4.54       6,337,759    311,084     4.91      5,999,554    297,484     4.96
 Borrowed funds..............     53,552      3,115    5.82               -          -        -              -          -        -
                              ----------   --------              ----------   --------              ----------   --------
   Total interest-bearing
    liabilities..............  6,572,315    298,832    4.55       6,337,759    311,084     4.91      5,999,554    297,484     4.96
                              ----------   --------              ----------   --------              ----------   --------
NONINTEREST-BEARING
 LIABILITIES:
 Noninterest-bearing
  deposits...................    309,676                            286,322                            262,072
 Other noninterest-bearing
  liabilities................     59,260                             55,667                             50,117
                              ----------                         ----------                         ----------
   Total noninterest-bearing
    liabilities..............    368,936                            341,989                            312,189
                              ----------                         ----------                         ----------
     Total liabilities.......  6,941,251                          6,679,748                          6,311,743
     Stockholders' equity....  1,186,273                            855,528                            763,402
                              ----------                         ----------                         ----------
      Total liabilities and
       stockholders' equity.. $8,127,524                         $7,535,276                         $7,075,145
                              ==========                         ==========                         ==========
Net interest income..........              $237,249                           $209,707                           $202,958
                                           ========                           ========                           ========
Net interest rate spread(2)..                          2.18%                               2.16%                              2.28%
Net interest-earning assets.. $1,394,949                         $1,025,375                         $  911,388
                              ==========                         ==========                         ==========
Net interest margin(3).......                          2.98%                               2.85%                              2.94%
Ratio of interest-earning
 assets to interest-bearing
 liabilities.................                          1.21x                               1.16x                              1.15x

___________________________
(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.
(2) We determined net interest spread by subtracting the weighted average cost of average interest-bearing liabilities from the weighted average yield on average interest-earning assets.
(3) We determined net interest margin by dividing net interest income by average interest-earning assets.

           Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated.
Information is provided in each category with respect to:

           - changes attributable to changes in volume (changes in volume multiplied by prior rate);

           - changes attributable to changes in rate (changes in rate multiplied by prior volume); and

           -  the net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                           1999 COMPARED TO 1998             1998 COMPARED TO 1997
                                        --------------------------         --------------------------
                                        INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                                        --------------------------         --------------------------
                                        VOLUME      RATE       NET         VOLUME      RATE       NET
                                        -------   --------  --------       -------   --------   -------
                                                              (IN THOUSANDS)
INTEREST-EARNING ASSETS:
  First mortgage loans, net...........  $27,238   $ (9,167) $ 18,071       $17,698   $ (3,810)  $13,888
  Consumer and other loans............      815       (504)      311          (149)      (264)     (413)
  Federal funds sold..................      295       (201)       94           130        (92)       38
  Mortgage-backed securities..........    4,088    (13,290)   (9,202)        6,983     (6,714)      269
  Investment securities...............    9,845     (3,829)    6,016         7,665     (1,098)    6,567
                                        -------   --------  --------       -------   --------   -------
    Total.............................   42,281    (26,991)   15,290        32,327    (11,978)   20,349
                                        -------   --------  --------       -------   --------   -------

Interest-bearing liabilities:
  Savings accounts....................      394     (1,189)     (795)         (322)      (738)   (1,060)
  Interest-bearing demand accounts....      106          -       106            71         20        91
  Money market accounts...............       17       (704)     (687)         (286)      (244)     (530)
  Time deposits.......................    8,679    (22,670)  (13,991)       19,793     (4,694)   15,099
  Borrowed funds......................    3,115          -     3,115             -          -         -
                                        -------   --------  --------       -------   --------   -------
    Total.............................   12,311    (24,563)  (12,252)       19,256     (5,656)   13,600
                                        -------   --------  --------       -------   --------   -------
    Net change in net interest income.. $29,970   $ (2,428) $ 27,542       $13,071   $ (6,322)  $ 6,749
                                        =======   ========  ========       =======   ========   =======

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND DECEMBER 31, 1998

           Our total assets increased $766.6 million, or 9.9%, to $8.52 billion at December 31, 1999 from $7.75 billion at December 31, 1998. This increase primarily reflects the receipt of approximately $418.0 million of new cash from the sale of our common stock as part of the reorganization, $300.0 million of borrowed funds, and an increase in retained earnings due to net income of $107.4 million. Our objective of effectively deploying capital through asset growth resulted in increases in the mortgage loan and mortgage-backed securities portfolios.

           Loans increased $646.5 million, or 17.7%, to $4.31 billion at December 31, 1999 from $3.66 billion at December 31, 1998. Mortgage-backed securities increased $26.1 million, or 0.9%, to $3.10 billion at December 31, 1999 from $3.07 billion at December 31, 1998. Investment securities available for sale increased $27.1 million, or 3.5%, to $812.1 million at December 31, 1999 from $785.0 million at the end of last year. These increases reflected our emphasis on the origination of one- to four-family mortgage loans supplemented by the purchase of investment securities, mortgage-backed securities and mortgage loans. First mortgage loan originations and purchases for the year ended December 31, 1999 were $1.34 billion compared to $983.5 million for 1998. The growth in assets was primarily funded by the proceeds from the sale of common stock in the reorganization, wholesale borrowing and net income from operations. Due to a planned increase in liquidity related to possible deposit outflows because of general public concern related to the Year 2000 issue, cash and cash equivalents increased $43.9 million, or 28.0%, to $200.8 million at December 31, 1999 from $156.9 million at December 31, 1998. Other assets increased $20.3 million, or 71.5%, to $48.7 million at December 31, 1999 from $28.4 million at December 31, 1998 primarily due to the deferred tax asset of $17.1 million related to the net unrealized loss on investment securities available for sale.

           At December 31, 1999, total liabilities were $7.04 billion, an increase of 2.7%, or $188.2 million compared with $6.85 billion at December 31, 1998. Within total liabilities, total deposits decreased $119.3 million, or 1.8%, to $6.69 billion at December 31, 1999 from $6.81 billion at December 31, 1998. This decrease reflects a $114.3 million, or 1.8%, decrease in interest-bearing deposits to $6.38 billion at December 31, 1999 from $6.49 billion at December 31, 1998 and a decrease of $5.0 million, or 1.6%, in noninterest-bearing deposits to $308.1 million at December 31, 1999. The decrease in interest-bearing deposits included a $63.7 million, or 1.3%, decrease in time deposits to $4.99 billion at December 31, 1999 from $5.06 billion at December 31, 1998 and a decrease of $28.7 million, or 3.4%, in regular savings deposits to $804.1 million at December 31, 1999. The decrease in total deposits was primarily due to many of our depositors choosing to fund their stock purchases in the reorganization with approximately $110.0 million of interest-bearing funds which were on deposit with Hudson City Savings.

           At December 31, 1999, Hudson City Bancorp had borrowed funds, consisting entirely of securities sold under agreements to repurchase, of $300.0 million. These borrowings were used to fund additional asset growth as part of our capital deployment strategy as well as to off-set, in part, the decrease in interest-bearing deposits. At December 31, 1998, there were no borrowed funds outstanding. Our regulatory capital levels significantly exceeded all regulatory requirements and further increased as a result of the reorganization. A portion of the excess capital has been deployed through the use of a capital leverage strategy where we invest in one- to four-family residential mortgages and mortgage-backed securities. This strategy was funded by the remaining borrowings from various third party broker/dealers using securities sold under agreements to repurchase. This strategy generated additional earnings through a positive interest rate spread between the yield on interest-earning assets and the cost of the borrowings.


           Accrued expenses and other liabilities increased $7.5 million, or 16.9%, to $51.8 million at December 31, 1999 from $44.3 million at December 31, 1998. This increase is primarily due to an increase in the liability for post-retirement benefits and an increase in accrued income taxes.

           Total stockholders' equity increased $578.4 million, or 64.2%, to $1.48 billion at December 31, 1999 from $900.6 million at December 31, 1998, primarily due to net proceeds of $527.6 million from the reorganization and net income of $107.4 million for the year ended December 31, 1999. These increases were partially offset by a $28.6 million decrease in accumulated other comprehensive income due to a decline in the market value of investment securities available for sale, $22.1 million in unallocated common stock for the employee stock ownership plan, and $5.8 million in dividends paid to common stockholders during the fourth quarter of 1999.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

           General. Net income for 1999 was $107.4 million, an increase of $14.1 million, or 15.1%, compared with net income of $93.3 million for 1998. Basic and diluted earnings were $0.47 per common share from the date of the reorganization (July 13, 1999) to December 31, 1999. The increase in net income was attributable to an increase of $27.5 million in net interest income, partially offset by an increase of $4.9 million in non-interest expense and an increase of $8.4 million in income tax expense. Our return on average assets for the year ended 1999 was 1.32% compared with 1.24% for 1998. Our return on average equity for the year ended 1999 was 9.05% compared with 10.90% for 1998, reflecting the additional equity received in connection with the reorganization.

           Interest Income. Total interest income increased $15.3 million, or 2.9%, to $536.1 million for the year ended December 31,1999 compared with $520.8 million for 1998. Interest and fees on first mortgage loans increased $18.1 million, or 7.0%, to $277.4 million for 1999 compared with $259.3 million for 1998. Interest and dividends on investment securities available for sale increased $6.0 million, or 12.1%, to $55.7 million for 1999 compared with $49.7 million for 1998. Offsetting these increases in total interest income was a decrease in interest income on mortgage-backed securities of $9.2 million, or 4.6%, to $192.4 million for 1999 compared with $201.6 million for 1998.

           The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $604.1 million, or 8.2%, to $7.97 billion for 1999 compared with $7.36 billion for 1998. This increase was primarily attributable to a $370.6 million, or 10.8%, increase in the average balance of first mortgage loans to $3.80 billion for 1999 compared with $3.43 billion for 1998. The average balance of investment securities increased $154.9 million, or 20.8%, to $898.1 million for 1999 compared with $743.2 million for 1998. In addition, the average balance of mortgage-backed securities increased $62.7 million, or 2.1%, to $3.12 billion for 1999 compared with $3.05 billion for 1998 but the increase was not enough to offset the decrease in the average yield on mortgage-backed securities, resulting in lower interest income, year-to-year, for such securities. The increase in the average balance of investment securities was due in part to the initial deployment into short-term securities of the net cash proceeds from the reorganization. The increase in the average balance of first mortgage loans was due in part to the eventual use of the net cash proceeds from the reorganization to fund the origination and purchase of first mortgage loans while prepayment activity declined, year-to-year, primarily due to the increase in interest rates experienced during 1999. These increases also reflected growth, through the use of borrowed funds to originate first mortgage loans, while purchasing investment securities and mortgage-backed securities to manage interest rate risk.

           The impact on interest income from the growth in the average balance of total interest-earning assets was offset in part by a 34 basis point decrease in the average yield of interest-earning assets to 6.73% for 1999 from 7.07% for 1998. The average yield on first mortgage loans, net, decreased 26 basis points to 7.31% for 1999 from 7.57% for 1998. The average yield on investment securities decreased 49 basis points to 6.21% for 1999 from 6.70% for 1998. The average yield on mortgage-backed securities decreased 43 basis points to 6.17% for 1999 from 6.60% for 1998. The decreases in the average yields on our interest-earning assets reflect the downward repricing of those assets during a lower interest rate environment from 1998 through early 1999. Over the last half of 1999 market interest rates generally increased. Although this general increase did not materially impact our results of operations in 1999, we expect it to impact the yields on our interest-earning assets in future periods. The decrease in the average yield on our investment securities also reflects the initial investment of the net cash proceeds from the reorganization into lower yielding short-term securities.

      Interest Expense. Total interest expense decreased $12.3 million, or 4.0%, to $298.8 million for the year ended December 31, 1999 compared with $311.1 million for the year ended December 31, 1998. Interest expense on deposits decreased $15.4 million, or 5.0%, to $295.7 million for 1999 compared with $311.1 million for 1998. Interest expense on time deposits, which accounted for 87.3% of total interest expense on deposits in 1999, decreased $14.0 million, or 5.1%, to $258.0 million for 1999 compared with $272.0 million for 1998. Interest expense on borrowed funds was $3.1 million for 1999. There was no interest expense on borrowed funds during 1998.

      The decrease in total interest expense was primarily due to a decrease of 36 basis points in the average cost of interest-bearing liabilities to 4.55% for 1999 from 4.91% for 1998. The average cost of interest-bearing deposits decreased 37 basis points to 4.54% for 1999 from 4.91% for 1998. Within the interest-bearing deposit mix, the largest decrease was a 45 basis point decrease in the average cost of time deposits to 5.09% for 1999 from 5.54% for 1998. The decreases in the average cost on our interest-bearing deposits reflect the downward repricing of those liabilities due to the lower interest rate environment from 1998 through early 1999. Over the last half of 1999 market interest rates generally increased. Although this general increase did not materially impact our results of operations in 1999, we expect it to impact the costs of our interest-bearing liabilities in future periods. The borrowing of funds during 1999 placed slight upward pressure on the cost on the average balance of our interest-bearing liabilities, as these borrowed funds had a higher average cost compared with our deposits.

      The impact of the decrease in the average cost of total interest-bearing liabilities was partially offset by an increase in the average balance of such liabilities. The average balance of total interest-bearing liabilities increased $234.6 million, or 3.7%, to $6.57 billion for 1999 from $6.34 billion for 1998. The average balance of interest-bearing deposits increased $181.0 million, or 2.9%, to $6.52 billion for 1999 from $6.34 billion for 1998. Although actual deposits decreased year-to-year, the growth in the average balance of deposits reflects growth in the portfolio over the first six months of 1999 before funds were used by our depositors to purchase our common stock in the reorganization. Within the mix of average interest-bearing deposits, the average balance of time deposits increased $160.7 million, or 3.3%, to $5.07 billion for 1999 from $4.91 billion for 1998. The average balance of borrowed funds for 1999 was $53.6 million as we implemented a leveraged growth strategy to begin deployment of capital received in the reorganization. There were no borrowed funds outstanding in 1998.

      Net Interest Income. Net interest income increased $27.5 million, or 13.1%, to $237.2 million for 1999 from $209.7 million for 1998. This increase reflects the increase in the average balance of first mortgage loans and investment securities, and a decrease in the average cost of total interest-bearing liabilities. Our net interest rate spread, the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, increased to 2.18% for 1999 compared with 2.16% for 1998. Our net interest margin, represented by net interest income divided by average total interest-earning assets, increased 13 basis points to 2.98% for 1999 from 2.85% for 1998. The slight increase in our net interest rate spread reflects the overall increasing interest rate environment during 1999 compared with 1998, and the increase in interest-earning assets. The increase in our net interest margin is primarily due to the investment of the net cash proceeds from the reorganization.

      Provision for Loan Losses. Our provision for loan losses for 1999 was $2.35 million, a decrease of $50,000, or 2.1%, from the 1998 provision. The allowance for loan losses increased $2.3 million, or 13.0%, to $20.0 million at December 31, 1999 from $17.7 million at December 31, 1998. The current level of the provision for loan losses and the increase in the allowance for loan losses reflects the continued growth in the loan portfolio even though we have experienced low levels of charge-offs and a decline in non-performing loans during 1999. Non-performing loans, which we define as non-accruing loans and accruing loans delinquent 90 days or more, decreased $1.3 million, or 8.5%, to $14.0 million at December 31, 1999 compared with $15.3 million at December 31, 1998 primarily due to the continued strong economy resulting in lower unemployment, as well as adherence to our loan underwriting standards and collection procedures.

      At December 31, 1999, the ratio of non-performing loans to total loans was 0.33% compared with 0.42% at December 31, 1998. The ratio of the allowance for loan losses to non-performing loans was 142.7% at December 31, 1999 compared with 115.5% at December 31, 1998. The ratio of the allowance for loan losses to total loans was 0.46% at December 31, 1999 compared with 0.48% at December 31, 1998.

      Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.

      Non-Interest Income. Total non-interest income, consisting primarily of service fees and other income, decreased $0.3 million, or 6.0%, to $4.7 million for 1999 compared with $5.0 million for 1998.

      Non-Interest Expense. Total non-interest expense increased $4.9 million, or 7.7%, to $68.4 million for 1999 compared with $63.5 million for 1998. Within total non-interest expense, salaries and employee benefits increased $2.8 million, or 7.1%, to $42.1 million for 1999 compared with $39.3 million for 1998. This increase was primarily attributable to the recognition of compensation expense associated with the ESOP that was adopted in the reorganization and routine increases in salaries and employee benefits. Other expense increased $1.9 million, or 21.3%, to $10.8 million for 1999 compared with $8.9 million for 1998 primarily due to additional professional services incurred related to operating as a public company and additional expenses related to the increased volume of our first mortgage loan originations.

      Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 28.3% for 1999 compared with 29.6% for 1998. The ratio of non-interest expense to average assets was 0.84% for both 1999 and 1998.

      Income Taxes. Income tax expense increased $8.4 million, or 15.1%, to $63.9 million for 1999 compared with $55.5 million for 1998. This increase is primarily reflective of an increase in income before income tax expense of 15.1%. The effective tax rate was stable for both 1999 and 1998 at 37.3%.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND DECEMBER 31, 1997

      Hudson City Savings' total assets increased $438.3 million, or 6.0%, to $7.75 billion at December 31, 1998 from $7.31 billion at December 31, 1997.

      At December 31, 1998, loans increased $195.6 million, or 5.7%, to $3.66 billion, while investment securities available for sale increased $130.3 million, or 19.9%, to $785.0 million. Mortgage-backed securities held to maturity, which amounted to 39.6% of total assets at December 31, 1998, increased $48.7 million, or 1.6%, to $3.07 billion at December 31, 1998 from $3.02 billion at December 31, 1997. These increases reflected our strategy of emphasizing the origination of one- to four-family residential mortgage loans, supplemented by the purchase of investment securities and mortgage-backed securities. Additionally, federal funds sold which are overnight investments, increased $45.2 million, or 183.7%, to $69.8 million at December 31, 1998 from $24.6 million at December 31, 1997.

      The growth in total assets was funded primarily by an increase of $341.4 million, or 5.3%, in total deposits to $6.81 billion at December 31, 1998, compared with $6.47 billion at December 31, 1997. Interest-bearing deposits accounted for $300.6 million, or 88.0%, of the growth in total deposits and were $6.49 billion at December 31, 1998, an increase of 4.9% from $6.19 billion at December 31, 1997. Of our interest-bearing deposits, time deposits increased $288.2 million, or 6.0%, to $5.06 billion at December 31, 1998 from $4.77 billion at December 31, 1997. The increase in time deposits primarily reflected an increase in time deposits with original maturities of less than twenty-four months. The growth in interest-bearing deposits primarily reflected our strategy of offering competitive interest rates on time deposits and the relative stability of the remainder of the deposit base.

      Total equity increased $92.9 million, or 11.5%, to $900.6 million at December 31, 1998, from $807.7 million at December 31, 1997, primarily due to $93.3 million of net income for 1998.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

      General. Net income was $93.3 million for 1998, an increase of $3.3 million, or 3.7%, compared with net income of $90.0 million for 1997. The increase was primarily attributable to a $6.7 million increase in net interest income offset by a $1.3 million decrease in total non-interest income and a $2.0 million increase in income tax expense.

      Interest Income. Total interest income increased $20.4 million, or 4.1%, to $520.8 million for 1998 compared with $500.4 million for 1997. Interest and fees on first mortgage loans accounted for $13.9 million, or 68.1%, of the increase in total interest income as it increased to $259.3 million for 1998. This represents a 5.7% increase over interest and fees on first mortgage loans of $245.4 million for 1997. Interest and dividends on investment securities available for sale -- taxable increased $6.6 million, or 15.3%, to $49.7 million for 1998 compared with $43.1 million for 1997.

      The increase in total interest income was due to a $452.2 million, or 6.5%, increase in the average balance of total interest-earning assets to $7.36 billion for 1998 compared with $6.91 billion for 1997. The average balance of first mortgage loans, net, increased $233.2 million, or 7.3%, to $3.43 billion for 1998 compared with $3.19 billion for 1997. This increase primarily reflected our continued emphasis on one- to four-family mortgage loan originations, which increased $268.1 million, or 39.6%, to $944.9 million during 1998 from $676.8 million in 1997. The average balance of mortgage-backed securities increased $104.1 million, or 3.5%, to $3.05 billion for 1998 compared with $2.95 billion for 1997. The average balance of investment securities increased $114.1 million, or 18.1%, to $743.2 million for 1998 compared with $629.1 million for 1997. These increases reflected our continued strategy of controlled internal growth and the use of our investments to increase interest income while managing interest rate risk.

      The increase in total interest-earning assets was partially offset by a 17 basis point decrease in the average yield on interest-earning assets to 7.07% for 1998 from 7.24% for 1997. The average yield on first mortgage loans, net, decreased 12 basis points to 7.57% for 1998 compared with 7.69% for the prior year. The average yield on mortgage-backed securities decreased 23 basis points to 6.60% for 1998 compared with 6.83% for 1997. The average yield on investment securities decreased 17 basis points to 6.70% for 1998 compared with 6.87% for 1997. The lower interest rate environment along with the relatively flat yield curve that prevailed during 1998 and the end of 1997 resulted in the downward repricing of our interest rate-sensitive assets. In addition, the average yield on our assets was affected by the refinancing of many of our existing loans to loans with lower interest rates.

      Interest Expense. Interest expense on deposits increased $13.6 million, or 4.6%, to $311.1 million for 1998 compared with $297.5 million for 1997. Interest expense on time deposits, which accounted for 87.4% of interest expense on deposits, increased $15.1 million, or 5.9%, to $272.0 million for 1998 from $256.9 million for 1997. The increase of $15.1 million in interest expense on time deposits was partially offset by a $1.0 million, or 4.2%, decrease in interest expense on savings accounts to $22.8 million for 1998 from $23.8 million for 1997.

      The overall increase in interest expense was due to an increase of $338.2 million, or 5.6%, in the average balance of total interest-bearing liabilities to $6.34 billion for 1998 compared with $6.00 billion for 1997. The major component of the increase in the average balance of interest-bearing liabilities was a $356.3 million, or 7.8%, increase to $4.91 billion in the average balance of time deposits during 1998 compared with an average balance of time deposits of $4.56 billion during 1997. This increase reflected our strategy of funding asset growth through competitive pricing of our time deposit products. The impact of the increase in the average balance of total interest-bearing liabilities was slightly offset by a 5 basis point decrease in the average cost of total interest-bearing liabilities to 4.91% for 1998 compared with 4.96% for 1997. This decrease reflected the overall lower interest rate environment that prevailed during 1998 and the end of 1997.

      Net Interest Income. Net interest income for 1998 increased $6.7 million, or 3.3%, to $209.7 million compared with $203.0 million for 1997. Net interest rate spread, the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, decreased 12 basis points to 2.16% for 1998 from 2.28% for the prior year. Net interest margin, represented by net interest income divided by average total interest-earning assets, decreased 9 basis points to 2.85% for 1998 compared with 2.94 % for 1997. These decreases were primarily due to slight declines in the interest rates we paid on our interest-bearing deposits, while interest-earning assets continued to reprice downward more significantly in 1998.

      Provision for Loan Losses. During 1998 we provided $2.4 million for loan losses, compared to $2.9 million for 1997. Net loan charge-offs were approximately $0.3 million for both 1998 and 1997. This resulted in the allowance for loan losses, which is established through a provision for loan losses charged against income, increasing by $2.1 million, or 13.5%, to $17.7 million at December 31, 1998, from $15.6 million at December 31, 1997.

      The decrease in the provision for loan losses reflected a decline in non-performing loans. The increase in the allowance for loan losses reflected the continued growth in the loan portfolio. At

December 31, 1998, the allowance for loan losses as a percentage of loans was 0.48% compared with 0.45% at December 31, 1997. As a percentage of non-performing loans at December 31, 1998, the allowance for loan losses was 115.5%, compared with 96.9% for 1997. Non-performing loans, which we defined as non-accruing loans and accruing loans delinquent 90 days or more, decreased $0.8 million, or 5.0%, to $15.3 million at December 31, 1998 from $16.1 million at December 31, 1997.


      Non-Interest Income. Non-interest income includes service fees on deposit accounts, other service charges and net gains on sales of securities. Total non-interest income decreased $1.3 million, or 20.6%, to $5.0 million for 1998 compared with $6.3 million for 1997. The decrease is primarily due to a $1.6 million decrease in the gain on net securities transactions from the prior year. In 1997, substantially all of our gain on net securities transactions was from the sale of common stock of a federal government agency.

      Non-Interest Expense. Total non-interest expense increased $0.6 million, or 1.0%, to $63.5 million during 1998 compared with $62.9 million for the prior year. Salaries and employee benefits and net occupancy expense comprised 80.4% of total non-interest expense for 1998. Salaries and employee benefits increased $0.5 million, or 1.3%, to $39.3 million for 1998 compared with $38.8 million for 1997, reflecting routine salary increases partially offset by a decrease in benefits expense. Non-interest expense also included amortization of goodwill of $1.6 million for 1998.

      Our efficiency ratio (determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding gains on securities transactions) was 29.6% for 1998 compared with 30.3% for 1997. The efficiency ratio reflected our efforts to control operating expenses by increasing operating efficiencies. The ratio of non-interest expense to average assets was 0.84% for 1998 and 0.89% for 1997.

      Income Taxes. Income tax expense increased $2.0 million, or 3.7%, to $55.5 million for 1998 compared with $53.5 million for 1997, resulting in a stable effective tax rate of 37.3% for both 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also have a written agreement that allows us to borrow up to $25.0 million in federal funds from a correspondent bank. In addition, during 1999, we entered into sales of securities under agreements to repurchase with approved broker-dealers totaling $300.0 million at December 31, 1999. These agreements allow us to borrow money using our securities as collateral. At December 31, 1998, we had no outstanding borrowings. We have recently applied for membership in the FHLB-NY, which, if accepted, could provide us access to additional sources of borrowed funds.

      Hudson City Bancorp sold 54,350,000 shares of its common stock to the public as part of the reorganization at $10.00 per share resulting in net proceeds of $527.6 million. Hudson City Bancorp also issued 61,288,300 shares to Hudson City, MHC. Excluding the use of deposits by subscription-eligible depositors to purchase stock, net proceeds funded by cash were approximately $418.0 million. On October 14, 1999, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of five cents ($0.05) per common share outstanding. The dividend was paid on December 1, 1999 to stockholders of record at the close of business on November 12, 1999. On January 13, 2000, the Board of Directors declared a quarterly cash dividend of five cents ($0.05) per common share outstanding. The dividend is payable March 31, 2000 to stockholders of record at the close of business on March 17, 2000.

      Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      Our primary investing activities are the origination and purchase of one-to four-family real estate loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. During 1999 we originated and purchased loans of approximately $1.40 billion and during 1998 we originated and purchased loans of approximately $1.02 billion. Purchases of mortgage-backed securities were $1.09 billion for 1999 and $1.22 billion for 1998, while purchases of investment securities were $914.0 million for 1999 and $790.0 million for 1998.

      These investing activities were funded by deposits, principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities, funds provided by our operating activities, borrowings and the cash proceeds from the sale of our common stock in the reorganization. Principal repayments on loans and mortgage-backed securities totaled $1.81 billion during 1999, compared to $1.99 billion during 1998. Maturities and calls of investment securities totaled $733.2 million during 1999 and $659.7 million during 1998. Sales of loans and investment securities provided cash flows of $110.1 million during 1999 and $4.1 million during 1998.

      Total deposits decreased $119.3 million during 1999 and increased $341.4 million during 1998. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Time deposit accounts scheduled to mature within one year were $4.20 billion at December 31, 1999. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

      At December 31, 1999, Hudson City Savings had loan commitments to borrowers of approximately $159.7 million, and available home equity and overdraft lines of credit of approximately $55.5 million. There were no commitments to purchase mortgage-backed securities at December 31, 1999.

      Currently, we plan to open four new branch locations during 2000. The expenditures related to their establishment are not expected to have a material impact on our financial position or results of operations. We do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

      At December 31, 1999, we exceeded each of the applicable regulatory capital requirements of the FRB and the FDIC. Hudson City Bancorp's leverage (tier 1) capital was $1.51 billion, or 18.54%, at December 31, 1999. In addition, Hudson City Savings' leverage (tier 1) capital was $1.24 billion, or 15.27%, and its risk-based total capital ratio was 47.16% at December 31, 1999. In order to be classified as "well-capitalized" by the FDIC we were required to have leverage (tier 1) capital of $406.7 million, or

5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a risk-based total capital ratio of 10.00%. See "Regulation of Hudson City Savings Bank and Hudson City Bancorp" for a discussion of the regulatory capital requirements applicable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

      SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," extended the adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. This statement should not be applied retroactively to financial statements of prior periods. The adoption of the provision of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of Hudson City Bancorp.

THE YEAR 2000 ISSUE

      Over the past several quarters, we reported, on a regular basis, potential concerns relating to the "Year 2000 Issue," which centered upon the possible inability of computer systems to recognize the change into the year 2000. We did not experience any significant interruptions in any computer operations related to the Year 2000 Issue. Our loan and deposit functions were not affected by the transition into the year 2000. We estimate that the total costs we incurred related to the Year 2000 Issue, from inception to date, did not exceed $1.0 million, and we do not anticipate any additional costs to be incurred related to this matter. Additionally, we did not encounter any significant delays in loan payments from our borrowers due to difficulties they may have encountered as a result of the Year 2000 Issue.

IMPACT OF INFLATION AND CHANGING PRICES

      The Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements of Hudson City Bancorp have been prepared in accordance with generally accepted accounting principles (GAAP). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact performance than do the effects of inflation.

IMPACT OF RECENT LEGISLATION

      Impact of Enactment of the Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed Gramm-Leach, which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Retirement Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

      Bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

      Effective March 11, 2000, Gramm-Leach expands the range of permitted activities of certain bank holding companies to include the offering of virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order to engage in these new activities, a bank holding company must qualify and register with the FRB as a financial holding company. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well-capitalized and well-managed and has a rating of "satisfactory" or better under the Community Reinvestment Act of 1977. Certain of the additional activities authorized under Gramm-Leach may also be undertaken by a financial subsidiary of a bank. Under Gramm-Leach, a functional system of regulation will apply to financial holding companies under which banking activities will be regulated by the federal banking regulators, securities activities will be regulated by the federal securities regulators, and insurance activities will be subject to regulation by the appropriate state insurance authorities.

      Although Hudson City Bancorp currently meets all standards required for qualification as a financial holding company, it has not yet determined whether it will seek to qualify as, or engage in any of the additional activities authorized for, a financial holding company. Hudson City Bancorp is examining its business plan to determine whether, based on market conditions, the financial condition of Hudson City Bancorp and its subsidiaries, regulatory capital requirements, general economic conditions and other requirements, it desires to utilize any of the expanded powers permitted by Gramm-Leach.


ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Information regarding quantitative and qualitative disclosures about market risk appear under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                         INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Stockholders of
Hudson City Bancorp, Inc.:


      We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson City Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                      /s/ KPMG LLP


January 10, 2000

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                    DECEMBER 31,       DECEMBER 31,
                                                                                        1999               1998
                                                                                    -----------        -----------
                                                                                              (In thousands)
Assets:
Cash and due from banks (note 3).............................................       $   84,239         $   87,075
Federal funds sold...........................................................          116,600             69,800
                                                                                    ----------         ----------

     Total cash and cash equivalents.........................................          200,839            156,875

Investment securities held to maturity, market value of $1,348 at
  December 31, 1999 and $1,420 at December 31, 1998 (note 4).................            1,379              1,393
Investment securities available for sale, at market value (note 4 and 10)....          812,058            785,031
Mortgage-backed securities held to maturity, market value of $3,085,596
  at December 31, 1999 and $3,106,369 at December 31, 1998 (note 5)..........        3,097,072          3,070,931

Loan (note 6)................................................................        4,305,875          3,659,407
     Less: Deferred loan fees................................................           10,631             11,146
           Allowance for loan losses (note 6)................................           20,010             17,712
                                                                                    ----------         ----------
               Net loans.....................................................        4,275,234          3,630,549

Foreclosed real estate, net (note 7).........................................              367              1,026
Accrued interest receivable..................................................           51,970             49,041
Banking premises and equipment, net (note 8).................................           31,200             29,064
Other assets (note 11 and 12)................................................           48,746             28,350
                                                                                    ----------         ----------
               Total Assets..................................................       $8,518,865         $7,752,260
                                                                                    ==========         ==========

Liabilities and Stockholders' Equity:
Deposits (note 9):
     Interest-bearing........................................................       $6,379,929         $6,494,278
     Noninterest-bearing.....................................................          308,115            313,061
                                                                                    ----------         ----------
          Total deposits.....................................................        6,688,044          6,807,339
Borrowed funds (note 10).....................................................          300,000                  -
Accrued expenses and other liabilities (note 11).............................           51,781             44,315
                                                                                    ----------         ----------
          Total liabilities..................................................        7,039,825          6,851,654
                                                                                    ----------         ----------

Common stock, $0.01 par value, 800,000,000 shares authorized,
     115,638,300 issued and outstanding at December 31, 1999.................            1,156                  -
Additional paid-in-capital...................................................          526,619                  -
Retained earnings (note 12 and 17)...........................................        1,001,337            899,933
Unallocated common stock held by the employee stock
     ownership plan (note 11)................................................          (22,109)                 -
Accumulated other comprehensive (loss) income, net of tax....................          (27,963)               673
                                                                                    -----------        ----------
          Total stockholders' equity.........................................        1,479,040            900,606
                                                                                    ----------         ----------
          Commitments and contingencies (note 8 and 15)                             ----------         ----------
               Total Liabilities and Stockholders' Equity....................       $8,518,865         $7,752,260
                                                                                    ==========         ==========

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1999         1998      1997
                                                             -----------   ----------- -----------
                                                             (In thousands, except for share data)
Interest Income:
  Interest and fees on first mortgage loans (note 6).....       $277,391     $259,320  $245,432
  Interest and fees on consumer and other loans..........          7,583        7,272     7,685
  Interest on mortgage-backed securities.................        192,390      201,592   201,323
  Interest on investment securities held to maturity
   (note 4):
     Taxable.............................................             60           54         -
     Exempt from federal taxes...........................             28           48        61
  Interest on investment securities available for sale -
   taxable (note 4)......................................         55,696       49,666     43,140
  Interest on federal funds sold.........................          2,933        2,839      2,801
                                                                --------     --------  ---------
       Total interest income.............................        536,081      520,791    500,442
Interest expense on deposits (note 9)....................        295,717      311,084    297,484
Interest expense on borrowed funds (note 10).............          3,115            -          -
                                                                --------     --------  ---------
       Total interest expense............................        298,832      311,084    297,484
                                                                --------     --------  ---------
         Net interest income.............................        237,249      209,707    202,958
Provision for loan losses................................          2,350        2,400      2,850
                                                                --------     --------  ---------
         Net interest income after provision for loan
           losses........................................        234,899      207,307    200,108
                                                                --------     --------  ---------
Non-interest Income:
     Service charges and other income....................          4,752        4,930      4,710
     (Losses) gains on securities transactions, net
       (note 4)..........................................             (7)          24      1,594
                                                                --------     --------  ---------
        Total non-interest income........................          4,745        4,954      6,304
                                                                --------     --------  ---------
Non-interest Expense:
     Salaries and employee benefits (note 11)............         42,117       39,260     38,781
     Net occupancy expense (note 8)......................         12,076       11,753     11,888
     Federal deposit insurance assessment................            806          783        757
     Amortization of goodwill (note 12)..................          1,440        1,610      1,771
     Computer and related services.......................          1,195        1,212      1,104
     Other expense.......................................         10,774        8,874      8,618
                                                                --------     --------   --------
        Total non-interest expense.......................         68,408       63,492     62,919
                                                                --------     --------   --------
         Income before income tax expense................        171,236      148,769    143,493
Income tax expense (note 12).............................         63,850       55,500     53,500
                                                                --------     --------   --------
         Net income......................................       $107,386     $ 93,269   $ 89,993
                                                                ========     ========   ========
Basic earnings per share.................................       $   0.47(1)  $      -   $      -
                                                                ========     ========   ========
Diluted earnings per share...............................       $   0.47(1)  $      -   $      -
                                                                ========     ========   ========

(1) From date of Reorganization (July 13, 1999)

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                             Unallocated    Accumulated
                                                   Additional                Common Stock     Other           Total
                                          Common     Paid-In      Retained     Held by     Comprehensive   Stockholders'
                                           Stock     Capital      Earnings     the ESOP    (Loss) Income     Equity
                                          -------  ----------    ----------  ------------  -------------   ------------
                                                                           (In thousands)
Balance at December 31, 1996............   $   --    $     --    $  716,671    $     --      $  2,406       $  719,077
                                                                                                            ----------
 Comprehensive income:
  Net income............................       --          --        89,993          --            --           89,993
  Other comprehensive income (loss):
   Unrealized holding losses arising
    during period (net of tax
    of $(225))..........................       --          --            --          --          (369)            (369)
   Reclassification adjustment for gains
    in net income (net of  tax
    of $(606))..........................       --          --            --          --          (988)            (988)
                                           ------    --------    ----------    --------      --------       ----------
  Total comprehensive income............                                                                        88,636
                                                                                                            ----------
Balance at December 31, 1997............       --          --       806,664          --         1,049          807,713
                                                                                                            ----------
 Comprehensive income:
  Net income............................       --          --        93,269          --            --           93,269
  Other comprehensive income (loss):
   Unrealized holding losses arising
    during period (net of tax
    of $(223))..........................       --          --            --          --          (361)            (361)
   Reclassification adjustment for
    gains in net income (net of tax
    of $(9))............................       --          --            --          --           (15)             (15)
                                           ------    --------    ----------    --------      --------       ----------
  Total comprehensive income............                                                                        92,893
                                                                                                            ----------
Balance at December 31, 1998............       --          --       899,933          --           673          900,606
                                                                                                            ----------
 Comprehensive income:
  Net income............................       --          --       107,386          --            --          107,386
  Other comprehensive income (loss):
   Unrealized holding losses arising
    during period (net of tax
    of $(17,552)).......................       --          --            --          --       (28,641)         (28,641)
   Reclassification adjustment for
    losses in net income (net of tax
    of $2)..............................       --          --            --          --             5                5
                                                                                                            ----------
  Total comprehensive income............                                                                        78,750
                                                                                                            ----------
 Proceeds from sale of common
  stock, net............................    1,156     526,485            --          --            --          527,641
 Capitalization of Hudson City, MHC.....       --          --          (200)         --            --             (200)
 Declaration of dividends ($0.05
  per share)............................       --          --        (5,782)         --            --           (5,782)
 Purchase of shares for ESOP............       --          --            --     (23,402)           --          (23,402)
 Allocation of shares for ESOP..........       --         134            --       1,293            --            1,427
                                           ------    --------    ----------    --------      --------       ----------
Balance at December 31, 1999............   $1,156    $526,619    $1,001,337    $(22,109)     $(27,963)      $1,479,040
                                           ======    ========    ==========    ========      ========       ==========

See accompanying notes to consolidated financial statements.

                       HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                        1999           1998          1997
                                                                     ---------      ----------     --------
                                                                                  (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net Income.......................................................   $   107,386      $  93,269      $  89,993
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, accretion and amortization expense...............         8,005          6,052          5,505
    Provision for loan losses......................................         2,350          2,400          2,850
    Losses (gains) on securities transactions, net.................             7            (24)        (1,594)
    Allocation of shares for ESOP..................................         1,427              -             -
    Deferred tax benefit...........................................        (3,173)        (3,907)        (1,695)
    Net proceeds from sale of foreclosed real estate...............         2,170          3,565          3,683
    (Increase) decrease in accrued interest receivable.............        (2,929)           710         (5,679)
    Increase in other assets.......................................        (1,112)        (2,374)        (1,709)
    Increase in accrued expenses and other liabilities.............         7,466          3,985          5,949
                                                                      -----------      ---------      ---------
Net Cash Provided by Operating Activities..........................       121,597        103,676         97,303
                                                                      -----------      ---------      ---------
Cash Flows from Investing Activities:
  Net increase in loans............................................      (570,605)      (157,887)      (275,675)
  Purchases of loans...............................................       (74,969)       (38,639)       (16,198)
  Principal collection of mortgage-backed securities...............     1,059,577      1,168,674        569,189
  Purchases of mortgage-backed securities..........................    (1,094,073)    (1,222,352)      (883,502)
  Proceeds from maturities and calls of investment
    securities held to maturity....................................            15            489            209
  Purchases of investment securities held to maturity..............             -           (403)          (600)
  Proceeds from maturities and calls of investment
    securities available for sale..................................       733,155        659,212         418,269
  Proceeds from sales of investment securities available for sale..       109,766              -          42,735
  Purchases of investment securities available for sale............      (913,976)      (789,577)       (521,529)
  Purchases of premises and equipment, net.........................        (5,485)        (3,375)         (3,113)
                                                                      -----------    -----------    ------------
Net Cash Used in Investing Activities..............................      (756,595)      (383,858)       (670,215)
                                                                      ------------   -----------    ------------
Cash Flows from Financing Activities:
  Net (decrease) increase in deposits..............................      (119,295)       341,383         546,985
  Proceeds from borrowed funds.....................................       300,000              -               -
  Proceeds from sale of stock, net.................................       527,641              -               -
  Capitalization of Hudson City, MHC...............................          (200)             -               -
  Dividends paid...................................................        (5,782)             -               -
  Purchase of stock for ESOP.......................................       (23,402)             -               -
                                                                      -----------    -----------    ------------
Net Cash Provided by Financing Activities..........................       678,962        341,383         546,985
                                                                      -----------    -----------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents...............        43,964         61,201         (25,927)
Cash and Cash Equivalents at Beginning of Period...................       156,875         95,674         121,601
                                                                      -----------    -----------    ------------
Cash and Cash Equivalents at End of Period.........................   $   200,839    $   156,875    $     95,674
                                                                      ===========    ===========    ============
Supplemental Disclosures:
    Interest paid..................................................   $   297,294    $   312,004    $    298,270
                                                                      ===========    ===========    ============
    Income taxes paid..............................................   $    64,722    $    59,101    $     55,052
                                                                      ===========    ===========    ============


See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)  BASIS OF PRESENTATION

         The following are the significant accounting and reporting policies applied by Hudson City Bancorp, Inc. ("Hudson City Bancorp") and its wholly-owned subsidiary Hudson City Savings Bank ("Hudson City Savings") in the preparation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the savings bank industry. All significant intercompany transactions and balances have been eliminated in consolidation. As used in these consolidated financial statements, "Hudson City" refers to Hudson City Bancorp, Inc. and its consolidated subsidiary, depending on the context.

         Hudson City Bancorp is a Delaware corporation organized in March 1999 by Hudson City Savings in connection with the conversion and reorganization of Hudson City Savings from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure, referred to as the Reorganization, as described more fully in Note 2. Prior to July 13, 1999, Hudson City Bancorp had not issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Accordingly, the financial statements and notes to the financial statements presented for periods prior to July 13, 1999 are solely for Hudson City Savings.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income for the period. Actual results could differ from these estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

         b)  COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale, net of tax. Comprehensive income is presented in the consolidated statements of changes in stockholders' equity.

         c)  STATEMENTS OF CASH FLOWS

         For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

         Transfers of loans to foreclosed real estate of $1,555,000, $3,353,000 and $2,801,000 for the years ended December 31, 1999, 1998 and 1997, respectively, did not result in cash receipts or cash payments.

         d) INVESTMENT SECURITIES

         Investment securities are classified as either held to maturity or available for sale. Investment securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, using a method that approximates level yield. Hudson City has both the ability and the positive intent to hold these

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


investment securities to maturity. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income, which is included in stockholders' equity.

         Realized gains and losses are recognized when securities are sold or called using the specific identification method. The estimated fair market value of all investment securities is determined by use of quoted market prices.

         e)  MORTGAGE-BACKED SECURITIES

         Mortgage-backed securities include pass-through certificates, which represent participating interests in pools of long-term first mortgage loans originated and serviced by third-party issuers of the securities, and real estate mortgage investment conduits ("REMICs"), which are debt securities that are secured by mortgage loans or other mortgage-backed securities.

         These securities are classified as held to maturity and, accordingly, are stated at cost, adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income based on a method which approximates the level yield method. Premiums are amortized and discounts are accreted over the estimated average life of the security. Gains and losses are recognized when securities are sold using the specific identification method. The estimated fair market value of these securities is determined by use of quoted market prices. Hudson City has the ability and positive intent to hold mortgage-backed securities to maturity.

         f)  LOANS

         Loans are stated at their principal amounts outstanding. Interest income on loans is accrued and credited to income as earned. Net loan origination fees are deferred and amortized to interest income over the life of the loan as an adjustment to the loan's yield, using the level yield method.

         The accrual of income on loans is generally discontinued when interest or principal payments are 90-days in arrears or when the timely collection of such income is doubtful. Loans on which the accrual of income has been discontinued are designated as nonaccrual loans and outstanding interest previously credited is reversed. It is recognized subsequently in the period collected only when the ultimate collection of principal is no longer in doubt. A nonaccrual loan is returned to accrual status when factors indicating doubtful collection no longer exist.

         Hudson City defines the population of impaired loans to be all nonaccrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. There were no loans classified as impaired at December 31, 1999 and 1998.

         g)  ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is a valuation account established through a provision for loan losses charged to income. Losses on loans are charged against the allowance when management believes the collection of the principal is unlikely. Subsequent recoveries, if any, are generally credited to the allowance. The determination of the amount of the allowance, and the related provision for loan losses, is based on such factors as loan loss experience, known and inherent risks in the loan portfolio, the

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


estimated value of underlying collateral, current economic and real estate market trends, loan portfolio growth and other factors which may warrant recognition. Hudson City's objective is to maintain an allowance at a level sufficient to cover specifically identifiable loan losses, as well as estimated losses inherent in the loan portfolio which are probable but not specifically identifiable.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examination.

         h)  FORECLOSED REAL ESTATE

         Foreclosed real estate is property acquired through foreclosure and deed in lieu of foreclosure. Foreclosed properties are initially recorded at the lower of the recorded investment in the loan or fair market value. Thereafter, the property is carried at fair market value less estimated selling costs. Fair market value is generally based on recent appraisals.

         Subsequent provisions, which may result from the ongoing periodic valuations of these properties, are charged to income in the period in which they are identified and credited to a valuation allowance account. Foreclosed real estate is reported net of the valuation allowance. Carrying costs, such as maintenance and taxes, are charged to operating expenses as incurred.

         i)  BANKING PREMISES AND EQUIPMENT

         Land is carried at cost. Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and leasehold amortization. Buildings are depreciated over their estimated useful lives using the straight-line method. Furniture, fixtures and equipment are depreciated over their estimated useful lives using the double-declining balance method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases. The costs for major improvements and renovations are capitalized, while maintenance, repairs and minor improvements are charged to operating expenses as incurred. Gains and losses on dispositions are reflected currently as other non-interest income or expense.

         j)  INCOME TAXES

         Under the liability method of accounting for income taxes, a deferred tax liability is recognized for all taxable temporary differences and a deferred tax asset is recognized for all deductible temporary differences. Hudson City takes into account changes in the tax law and rates when valuing the deferred income tax amounts.

         For federal income tax reporting purposes, under tax law that existed prior to 1996, Hudson City reported its loan loss provisions by using the reserve method allowed for qualified thrift lender institutions. Hudson City's bad debts reserve for income tax reporting purposes was increased by annual tax loan loss provisions (tax return deductions) that were determined based on a percentage of Hudson City's reported annual taxable income. Actual net loan losses were charged directly against the tax basis bad debts reserve. Legislation was enacted in August 1996, which repealed for tax purposes the percentage of taxable income bad debt reserve method. As a result, Hudson City must instead use the specific charge-off method to compute its bad debt deduction. The legislation also requires Hudson City to recapture its post-1987 net additions to its tax bad debt reserves. Hudson City has previously provided for this liability.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         k) EMPLOYEE BENEFIT PLANS

         Hudson City maintains certain noncontributory benefit plans which cover all employees who have met the eligibility requirements of the plans. Certain health care and life insurance benefits are provided for retired employees. The expected cost of benefits provided for retired employees is actuarially determined and accrued ratably from the date of hire to the date the employee is fully eligible to receive the benefits.

         In connection with the Reorganization, Hudson City established an employee stock ownership plan ("ESOP") for all employees who have completed at least one year of service and have attained 21 years of age. The ESOP is a tax-qualified plan designed to invest primarily in Hudson City Bancorp's common stock that provides employees with the opportunity to receive a Hudson City-funded retirement benefit based primarily on the value of Hudson City Bancorp's common stock.

         To purchase Hudson City Bancorp's common stock, the ESOP borrows the funds from Hudson City Bancorp. The ESOP loan is being repaid principally from Hudson City Savings' contributions to the ESOP over a period of up to 30 years. Dividends declared on common stock held by the ESOP and not allocated to the account of the participant can be used to repay the loan. Compensation expense is recognized in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

         All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders' equity at cost.

         l) GOODWILL

         Goodwill, included in other assets, is being amortized to expense on a straight-line basis over a 15-year period. Unamortized goodwill amounted to $0 and $1,441,000 at December 31, 1999 and 1998, respectively.

         m) EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. At December 31, 1999, there were no potentially dilutive shares. Shares issued and shares reacquired during any period are weighted for the portion of the period that they were outstanding.

         In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding includes all 61,288,300 shares issued to Hudson City, MHC. Also included are the ESOP shares previously allocated to participants and shares committed to be released for allocation to participants. ESOP shares that have been purchased but have not been committed to be released have not been considered in computing basic and diluted earnings per share.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Basic and diluted earnings per share presented were calculated using net income and the weighted average number of common shares outstanding from the date of completion of the Reorganization (July 13, 1999) to the end of the period. Basic and diluted weighted average common shares outstanding were 114,767,331 from the date of the Reorganization (July 13, 1999) to the end of the period.


2.  REORGANIZATION

         On July 13, 1999, Hudson City Savings converted and reorganized from a New Jersey-chartered mutual savings bank into a two-tiered mutual savings bank holding company structure pursuant to a Plan of Reorganization and Stock Issuance. Under the terms of the Plan, Hudson City Savings became a wholly-owned subsidiary of Hudson City Bancorp and received 50% of the net proceeds from the initial public offering of Hudson City Bancorp's common stock. Hudson City Bancorp became a majority-owned subsidiary of Hudson City, MHC, a New Jersey-chartered mutual savings bank holding company, referred to as the MHC.

         Hudson City Bancorp sold 54,350,000 shares of its common stock to the public, representing 47% of the outstanding shares, at $10.00 per share. Hudson City Bancorp received net proceeds of $527.6 million. The number of shares of common stock sold and the price for such shares was determined by the Board of Directors based upon an appraisal of Hudson City Savings made by an independent appraisal firm. An additional 61,288,300 shares, or 53% of the outstanding shares of Hudson City Bancorp, were issued to Hudson City, MHC. Hudson City Bancorp's common stock commenced trading on July 13, 1999 on the Nasdaq National Market under the symbol "HCBK." Additionally, Hudson City Bancorp has 200,000,000 shares, $0.01 par value, of preferred stock authorized but none issued.

         Upon completion of the Plan, a "liquidation account" was established in an amount equal to the total equity of Hudson City Savings as of the latest practicable date prior to the Reorganization. The liquidation account was established to provide a limited priority claim to the assets of Hudson City Savings to "eligible account holders" and "supplemental eligible account holders", as defined in the Plan, who continue to maintain deposits in Hudson City Savings after the Reorganization. In the unlikely event of a complete liquidation of Hudson City Savings, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank's common stock. This distribution would be based upon each eligible account holder's and supplemental account holder's proportionate share of the then total remaining qualifying deposits.


3.  RESTRICTIONS ON CASH AND DUE FROM BANKS

         Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on deposits. The average amount of the reserves on deposit for the years ended December 31, 1999 and 1998 was approximately $1,352,000 and $15,068,000, respectively.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  INVESTMENT SECURITIES

         The amortized cost and estimated fair market value of investment securities at December 31 are as follows:

                                                      GROSS            GROSS          ESTIMATED
                                   AMORTIZED       UNREALIZED       UNREALIZED       FAIR MARKET
                                     COST             GAINS            LOSSES            VALUE
                                   ---------       ----------       ----------       -----------
                                                          (IN THOUSANDS)
1999
----

     HELD TO MATURITY
     ----------------
Municipal bonds................    $   1,379       $        8       $      (39)      $     1,348
                                   =========       ==========       ==========       ===========
   AVAILABLE FOR SALE
   ------------------
United States government and
  agencies.....................    $ 855,132       $       --       $  (45,054)      $   810,078
Corporate bonds................        2,028                7              (55)            1,980
                                   ---------       ----------       ----------       -----------
  Total available for sale.....    $ 857,160       $        7       $  (45,109)      $   812,058
                                   =========       ==========       ==========       ===========
1998
----
     HELD TO MATURITY
     ----------------
Municipal bonds................    $   1,393       $       29       $       (2)      $     1,420
                                   =========       ==========       ==========       ===========

   AVAILABLE FOR SALE
   ------------------
United States government and
  agencies.....................    $ 781,330       $    1,772       $     (666)      $   782,436
Corporate bonds................        2,617               11              (33)            2,595
                                   ---------       ----------       ----------       -----------
  Total available for sale.....    $ 783,947       $    1,783       $     (699)       $  785,031
                                   =========       ==========       ==========       ===========


         The amortized cost and estimated fair market value of investment securities held to maturity and investment securities available for sale at December 31, 1999, by contractual maturity, are shown below. The expected maturity will differ from the contractual maturity because issuers may have the right to call or prepay obligations.

                                                                 ESTIMATED
                                             AMORTIZED          FAIR MARKET
                                               COST                VALUE
                                             ---------          -----------
                                                      (IN THOUSANDS)
     HELD TO MATURITY
     ----------------
Due in one year or less..................    $     100            $     99
Due after one year through five years....          100                 100
Due after five years through ten years...          276                 283
Due after ten years......................          903                 866
                                             ---------            --------

  Total held to maturity.................    $   1,379            $  1,348
                                             =========            ========

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                               ESTIMATED
                                                               AMORTIZED      FAIR MARKET
                                                                 COST            VALUE
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
                             AVAILABLE FOR SALE
                    Due in one year or less.................   $    325       $    322
                    Due after one year through five years...    453,387        436,109
                    Due after five years through ten years..    403,448        375,627
                                                              ---------       --------
                         Total available for sale...........   $857,160       $812,058
                                                              =========       ========

         Interest and dividend income for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                                 1999           1998          1997
                                                              ----------     ---------     ---------
                                                                           (IN THOUSANDS)
         United States government and agencies..............   $55,560        $49,429       $42,134
         Municipal bonds....................................        88            102            61
         Corporate bonds....................................       136            237         1,006
                                                               -------        -------       -------
               Total interest income........................   $55,784        $49,768       $43,201
                                                               =======        =======       =======

         Gross realized gains on calls of investment securities available for sale during 1999 were $1,000. Gross realized losses on sales of investment securities available for sale during 1999 were $8,000.

         Gross realized gains on calls of investment securities available for sale during 1998 were $11,000. Gross realized gains on calls of investment securities held to maturity during 1998 were $13,000.

         Gross realized gains on calls of investment securities available for sale during 1997 were $22,000. Gross realized gains and losses on sales of investment securities available for sale during 1997 were $1,577,000 and $5,000, respectively.

         The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $52,604,000 and $5,142,000 at December 31, 1999 and 1998, respectively. In addition, Hudson City had $318,800,000 of investment securities available for sale, at fair market value, that were sold under agreements to repurchase.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  MORTGAGE-BACKED SECURITIES

         The amortized cost and estimated fair market value of mortgage-backed securities held to maturity at December 31 are as follows:

                                                                  Gross          Gross          Estimated
                                             Amortized          Unrealized     Unrealized      Fair Market
                                               Cost                Gains         Losses           Value
                                             ----------         ----------     ----------      -----------
                                                                          (In thousands)
1999
GNMA pass-through certificates...........    $2,208,007          $ 9,047        $    (74)      $2,216,980
FNMA pass-through certificates...........       673,328              505         (18,918)         654,915
FHLMC pass-through certificates..........       189,258              378          (2,056)         187,580
FHLMC, FNMA and GNMA - REMICs............        26,479                -            (358)          26,121
                                             ----------          -------        --------       ----------
     Total mortgage-backed securities....    $3,097,072          $ 9,930        $(21,406)      $3,085,596
                                             ==========          =======        ========       ==========

1998
GNMA pass-through certificates...........    $2,093,591          $19,610        $ (1,982)      $2,111,219
FNMA pass-through certificates...........       674,061           12,219              (5)         686,275
FHLMC pass-through certificates..........       240,414            5,581               -          245,995
FHLMC, FNMA and GNMA - REMICs............        62,865               91             (76)          62,880
                                             ----------          -------        --------       ----------
     Total mortgage-backed securities....    $3,070,931          $37,501        $ (2,063)      $3,106,369
                                             ==========          =======        ========       ==========


6. LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans at December 31 are summarized as follows:


                                                               1999                   1998
                                                           -----------             ----------
                                                                      (In thousands)

          First Mortgage loans:
               One- to four-family.....................     $4,126,153             $3,516,947
               FHA/VA..................................         66,150                 52,958
               Multi-family and commercial.............          2,131                  2,911
                                                            ----------             ----------
                    Total first mortgage loans.........      4,194,434              3,572,816
                                                            ----------             ----------

          Consumer and other loans:
               Fixed-rate second mortgages.............         82,913                 56,118
               Home equity credit lines................         26,321                 28,045
               Guaranteed student......................            146                    216
               Other...................................          2,061                  2,212
                                                            ----------             ----------
                    Total consumer and other loans.....        111,441                 86,591
                                                            ----------             ----------
                         Total loans...................     $4,305,875             $3,659,407
                                                            ==========             ==========

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Substantially all of Hudson City's loans are secured by first or second liens on real estate property located in the State of New Jersey. The ultimate ability to collect the loan portfolio and realize the carrying value of real estate is subject to changes in the region's real estate market and future economic conditions.

         The following is a comparative summary of loans on which the accrual of income has been discontinued and loans which are contractually past due 90-days or more but have not been classified nonaccrual at December 31:


                                                     1999                    1998
                                                   -------                 -------
                                                             (In thousands)
Non-accrual loans...........................       $11,303                 $13,216
Accruing loan delinquent 90-days or more....         2,724                   2,123
                                                   -------                 -------
     Total non-performing loans.............       $14,027                 $15,339
                                                   =======                 =======

         The total amount of interest income received during the year on nonaccrual loans outstanding at December 31, 1999, 1998 and 1997 amounted to $242,000, $178,000 and $186,000, respectively. Additional interest income totaling $625,000, $828,000 and $996,000 on non-accrual loans would have been recognized in 1999, 1998 and 1997, respectively, if interest on all such loans had been recorded based upon original contract terms. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

         An analysis of the allowance for loan losses at December 31 follows:

                                                   1999           1998           1997
                                                  -------        -------        -------
                                                             (In thousands)

Balance at beginning of year..............        $17,712        $15,625        $13,045
                                                  -------        -------        -------

     Charge-offs..........................            (73)          (336)          (330)
     Less recoveries......................             21             23             60
                                                  -------        -------        -------

          Net charges-offs................            (52)          (313)          (270)
                                                  -------        -------        -------

          Provision for loan losses.......          2,350          2,400          2,850
                                                  -------        -------        -------

               Balance at end of year.....        $20,010        $17,712        $15,625
                                                  =======        =======        =======

                                    Page 80

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  FORECLOSED REAL ESTATE, NET

         Foreclosed real estate, net, at December 31 is summarized as follows:

                                                       1999     1998
                                                       ----    ------
                                                       (In thousands)
          Foreclosed real estate.....................  $379    $1,058
          Valuation allowance........................   (12)      (32)
                                                       ----    ------
              Total foreclosed real estate, net......  $367    $1,026
                                                       ====    ======


         An analysis of the valuation allowance for foreclosed real estate at December 31 follows:

                                                   1999    1998     1997
                                                   ----    -----    -----
                                                      (In thousands)
      Balance at beginning of year...............  $ 32    $  67    $  83
      Provisions for write-downs.................    52      148       87
      Write-downs................................   (72)    (183)    (103)
                                                   ----    -----    -----
          Balance at end of year.................  $ 12    $  32    $  67
                                                   ====    =====    =====


8.  BANKING PREMISES AND EQUIPMENT, NET

         A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

                                                       1999       1998
                                                     --------   --------
                                                       (In thousands)
        Land.......................................  $  4,291   $  4,291
        Building...................................    30,253     29,507
        Leasehold improvements.....................    10,230      9,638
        Furniture, fixtures and equipment..........    31,870     27,758
                                                     --------   --------
                                                       76,644     71,194

        Accumulated depreciation and amortization..   (45,444)   (42,130)
                                                     --------   --------
            Total banking premises and equipment...  $ 31,200   $ 29,064
                                                     ========   ========


         Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $3,348,000, $3,508,000 and $3,587,000 in 1999, 1998 and 1997, respectively.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:


                       Year                         Amount
                       ----                     --------------
                                                (In thousands)
                       2000.....................  $ 2,799
                       2001.....................    2,892
                       2002.....................    2,607
                       2003.....................    2,346
                       2004.....................    2,046
                       Thereafter...............    7,546
                                                  -------
                           Total................  $20,236
                                                  =======

         Net occupancy expense includes gross rental expense for certain bank premises of $2,852,000 in 1999, $2,752,000 in 1998, and $2,790,000 in 1997, and
rental income of $586,000, $608,000 and $603,000 for the respective years.


9.  DEPOSITS

         Deposits at December 31 are summarized as follows:

                                      1999                       1998
                              ---------------------      ---------------------
                                Balance     Percent        Balance     Percent
                              ----------    -------      ----------    -------
                                            (Dollars in thousands)
Savings.....................  $  804,105     12.02%      $  832,759     12.23%
Demand......................     308,115      4.61          313,061      4.60
Interest-bearing demand.....      96,828      1.45          100,436      1.48
Money market................     486,794      7.28          505,201      7.42
Time deposits...............   4,992,202     74.64        5,055,882     74.27
                              ----------    ------       ----------    ------
    Total deposits..........  $6,688,044    100.00%      $6,807,339    100.00%
                              ==========    ======       ==========    ======


         Time deposits $100,000 and over amounted to $536,664,000 and $516,084,000 at December 31, 1999 and 1998, respectively. Interest expense on time deposits $100,000 and over for the years ended December 31, 1999, 1998 and 1997 was $27,562,000, $27,241,000 and $24,279,000, respectively. Included in demand accounts are mortgage escrow deposits of $44,730,000 and $39,098,000 at December 31, 1999 and 1998, respectively.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Scheduled maturities of time deposits are as follows:

                     YEAR                           AMOUNT
                     ----                       --------------
                                                (IN THOUSANDS)

                     2000....................  $4,204,768
                     2001....................     728,010
                     2002....................      37,904
                     2003....................      10,317
                     2004....................      11,203
                                               ----------
                         TOTAL...............  $4,992,202
                                               ==========

10.  BORROWED FUNDS

         Hudson City enters into sales of securities under agreements to repurchase with selected broker/dealers. These agreements are recorded as financing transactions as Hudson City maintains effective control over the transferred securities. The dollar amount of the securities underlying the agreements continue to be carried in Hudson City's securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition.

         The securities underlying the agreements are delivered to the broker/dealer with whom each transaction is executed. The broker/dealers agree to resell to Hudson City the same securities at the maturity or call of the agreement. Hudson City retains the right of substitution of the underlying securities throughout the terms of the agreements.

         Borrowed funds at December 31 are summarized as follows:

                                                              1999             1998
                                                            --------        -----------
                                                                  (IN THOUSANDS)
Securities sold under agreements to repurchase............  $300,000        $        --
                                                            ========        ===========

         At December 31, 1999, securities sold under agreements to repurchase had maturities ranging from 2004 to 2009 with a weighted-average interest rate of 5.76%. Certain agreements are callable beginning in 2000, while others are callable at various times thereafter. During the year ended December 31, 1999, securities sold under agreements to repurchase averaged $53,600,000. The maximum amount outstanding at any month-end during the period was $300,000,000. All of the underlying securities were U.S. Government agency securities with a fair market value of $318,800,000 at December 31, 1999. There were no borrowed funds during 1998.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  EMPLOYEE BENEFIT PLANS

         a)  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

         Non-contributory retirement and postretirement plans are maintained to cover all employees, and retired employees, who have met the eligibility requirements of the plans. Benefits for the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and compensation. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and has a benefit obligation of $2,959,000 at December 31, 1999 and $2,500,000 at December 31, 1998. Certain
health care and life insurance benefits are provided to eligible retired employees ("other benefits"). Participants generally become eligible for retiree health care and life insurance benefits after ten years of service.

         The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

                                                        RETIREMENT PLANS           OTHER BENEFITS
                                                    -----------------------     --------------------
                                                       1999         1998          1999         1998
                                                    ---------     ---------     --------     -------
                                                                      (IN THOUSANDS)
Change in Benefit Obligation:
  Benefit obligation at beginning of year.....      $53,097       $46,906       $30,090      $29,770
  Service cost................................        2,476         2,267         1,496        1,452
  Interest cost...............................        3,379         3,178         1,864        1,865
  Actuarial (gain) loss.......................       (8,568)        2,018        (4,404)      (2,431)
  Benefits paid...............................       (1,435)       (1,272)         (576)        (566)
                                                     ------        ------       -------      -------
  Benefit obligation at end of year...........       48,949        53,097        28,470       30,090
                                                     ------        ------       -------      -------

Change in Plan Assets:
  Fair value of plan assets at
    beginning of year.........................       67,375        58,116            --           --
  Actual return on plan assets................        7,714        10,446            --           --
  Employer contribution.......................            3            85           576          566
  Benefits paid...............................       (1,435)       (1,272)         (576)        (566)
                                                     ------        ------       -------      -------

  Fair value of plan assets at end of year....       73,657        67,375            --           --
                                                     ------        ------       -------      -------

     Funded Status............................       24,708        14,278       (28,470)     (30,090)

  Unrecognized transition asset...............         (798)       (1,197)           --           --
  Unrecognized prior service cost.............           (6)            7            --           --
  Unrecognized net actuarial (gain) loss......      (20,194)      (10,126)       (3,701)         704
                                                     ------        ------       -------      -------

     Prepaid (accrued) benefit cost...........       $3,710        $2,962      $(32,171)    $(29,386)
                                                     ======        ======       =======      =======

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Net periodic benefit (income) cost at December 31 included the following components:

                                                  Retirement Plans                Other Benefits
                                           -----------------------------    ------------------------
                                             1999       1998       1997      1999     1998     1997
                                           -------    -------    -------    ------   ------   ------
                                                                   (In thousands)
Service cost ............................  $ 2,476    $ 2,267    $ 2,057    $1,496   $1,452   $1,468
Interest cost ...........................    3,379      3,178      3,041     1,864    1,865    1,979
Expected return on assets ...............   (5,993)    (5,167)    (4,228)        -        -        -
Amortization of:
  Net (gain) loss .......................     (221)      (124)        24         -        -       43
  Unrecognized prior service cost .......       13         13         13         -        -        -
  Unrecognized remaining net assets .....     (399)      (399)      (399)        -        -        -
                                           -------    -------    -------    ------   ------   ------
  Net periodic benefit (income) cost ....  $  (745)   $  (232)   $  (508)   $3,360   $3,317   $3,490
                                           =======    =======    =======    ======   ======   ======

         The following are the weighted average assumptions used in accounting for the benefit plans at December 31:

                                            Retirement Plans        Other Benefits
                                           -------------------    -----------------
                                             1999       1998       1999      1998
                                           -------    -------     ------    ------
Discount rate ...........................    8.00%      6.50%      8.00%    6.50%
Expected return on assets ...............    9.00       9.00          -        -
Rate of compensation increase ...........    6.75       5.75          -        -

         Assumed health care cost trend rates used to measure the expected cost of other benefits for 2000 were 8.30% for Medicare-eligible retirees and 9.10% for non-Medicare eligible retirees. The rates were assumed to decrease gradually to 5.50% for 2006 and remain at that level thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

                                                  1% Increase    1% Decrease
                                                  -----------    -----------
Effect on total service cost and interest cost...    $  674        $  (555)
Effect on other benefit obligations .............     4,897         (4,137)

         b)  EMPLOYEE STOCK OWNERSHIP PLAN

         The ESOP plan is authorized to purchase up to 8%, or 4,348,000 shares, of Hudson City Bancorp common stock that was sold in the Reorganization. On July 13, 1999, the date of the Reorganization, the ESOP purchased 500,000 common shares. The remaining shares will be purchased through private transactions or on the open market. Through December 31, 1999, the ESOP had purchased 1,877,500 shares at an average cost of $12.46 per share.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At December 31, 1999, 72,467 shares had been allocated to participants. ESOP compensation expense for the year ended December 31, 1999 was $1,427,000. For the plan year ending September 30, 2000, there are 144,934 shares that are committed-to-be-released and will be allocated to participants at the end of the plan year. At December 31, 1999, unallocated ESOP shares held in suspense totaled 1,805,033 and had a fair market value of $24.3 million.

         The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan's benefit formula. The supplemental payments consist of payments representing shares that cannot be allocated to participants under the employee stock ownership plan due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the employee stock ownership plan's loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan. Compensation expense related to this plan amounted to $731,000 in 1999.

         c)  INCENTIVE PLANS

         A tax-deferred profit incentive bonus savings plan is maintained based on Hudson City's profitability. All employees are eligible after one year of employment and the attainment of age 21. The expense amounted to $1,320,000, $1,995,000 and $1,913,000 in 1999, 1998 and 1997, respectively.

         Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria. Participants can elect cash payment or elect to defer the award until retirement. The current long-term performance period is January 1, 1999 to December 31, 2001. The expense related to these plans amounted to $1,790,000 in 1999, $1,723,000 in 1998 and $1,694,000 in 1997.

12.  INCOME TAXES

         Income tax expense (benefit) for each of the years in the three-year period ended December 31, 1999 is summarized as follows:

                                                               1999     1998     1997
                                                              -------  -------  -------
                                                                   (IN THOUSANDS)
FEDERAL:
Current.....................................................  $61,578  $54,500  $50,706
Deferred....................................................  (2,923)  (3,600)  (1,561)
                                                              -------  -------  -------
     Total Federal..........................................   58,655   50,900   49,145
                                                              -------  -------  -------
STATE:
Current.....................................................    5,445    4,907    4,489
Deferred....................................................    (250)    (307)    (134)
                                                              -------  -------  -------
     Total state............................................    5,195    4,600    4,355
                                                              -------  -------  -------
     Total income tax expense...............................  $63,850  $55,500  $53,500
                                                              =======  =======  =======

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Not included in the above table is income tax benefit of $17,550,000, $232,000 and $831,000 for 1999, 1998 and 1997, respectively, which represents the income tax benefit on the net unrealized losses of securities available for sale.

         The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

                                               1999         1998         1997
                                             ---------    ---------    ---------
                                                   (Dollars in thousands)
Income before income tax expense...........  $171,236     $148,769     $143,493
Statutory income tax rate..................        35%          35%          35%
                                             ---------    ---------    ---------
Computed expected income tax expense.......    59,933       52,069       50,223
State income taxes, net of federal
  income tax benefit.......................     3,377        2,990        2,831
Amortization of goodwill...................       504          564          620
Tax-exempt interest........................      (125)        (126)        (125)
Other, net.................................       161            3          (49)
                                             ---------    ---------    ---------
    Income tax expense.....................  $ 63,850     $ 55,500     $ 53,500
                                             =========    =========    =========

         The net deferred tax asset at December 31 consists of the following:

                                                1999        1998
                                             ---------    ---------
                                                 (In thousands)
Deferred tax asset:
  Discount accretion.......................  $  2,185     $  2,867
  Deferred loan origination fees...........     1,706        2,135
  Postretirement benefits..................    12,230       11,239
  Book loan loss reserve...................     7,604        6,730
  Mortgage premium amortization............     3,193        2,124
  Non-accrual interest income..............       347          477
  Net unrealized loss on securities
    available for sale.....................    17,139           --
  Other....................................     5,862        5,313
                                             ---------    ---------
                                               50,266       30,885
                                             ---------    ---------
Deferred tax liabilities:
  Tax bad debt reserve.....................     8,319       10,399
  Net unrealized gain on securities
    available for sale.....................        --          411
  Retirement plan..........................     2,529        2,073
  Other....................................     1,891        1,198
                                             ---------    ---------
                                               12,739       14,081
                                             ---------    ---------
    Net deferred tax asset.................  $ 37,527     $ 16,804
                                             =========    =========

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management's opinion, in view of Hudson City's previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 1999 and 1998.

         At December 31, 1999 and 1998, the bad debt reserve for federal income tax reporting purposes was approximately $71,500,000 and $77,000,000, respectively. Retained earnings at December 31, 1999 and 1998 included approximately $49,000,000 for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for tax purposes. Under SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments represents the estimated amounts at which the asset or liability could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Further, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into any of the estimates.

         Carrying amounts of cash, due from banks and federal funds sold are considered to approximate fair value. The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows. For time deposits, the fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of a similar maturity. For deposit liabilities payable on demand, the fair value is estimated by discounting estimated future cash flows using a regulatory borrowing rate most closely associated with maturity date ranges that were established using Hudson City's history and regulatory guidelines. The fair value of off-balance sheet commitments is not material.

         Other important elements which are not deemed to be financial assets or liabilities and therefore, not considered in these estimates include the value of Hudson City's retail branch delivery system, its existing core deposit base and banking premises and equipment.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The estimated fair value of Hudson City's financial instruments at December 31 are summarized as follows:

                                                          1999                      1998
                                                 -----------------------   -----------------------
                                                  Carrying    Estimated    Carrying     Estimated
                                                   Amount     Fair Value    Amount      Fair Value
                                                 ----------   ----------   ----------   ----------
                                                                    (In thousands)
             ASSETS:
Cash and due from banks......................... $   84,239   $   84,239   $   87,075   $   87,075
Federal funds sold..............................    116,600      116,600       69,800       69,800
Investment securities held to maturity..........      1,379        1,348        1,393        1,420
Investment securities available for sale........    812,058      812,058      785,031      785,031
Mortgage-backed securities held to maturity.....  3,097,072    3,085,596    3,070,931    3,106,369
Loans...........................................  4,305,875    4,188,451    3,659,407    3,751,860

           LIABILITIES:
Deposits........................................  6,688,044    6,469,552    6,807,339    6,667,637
Borrowed funds..................................    300,000      298,868           --           --



14.  REGULATORY CAPITAL

         Deposits at Hudson City Savings are insured up to standard limits of coverage provided by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). Hudson City Savings is a New Jersey state chartered savings bank and is subject to comprehensive regulation, supervision and periodic examinations by the FDIC and by the New Jersey State Department of Banking.

         FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1999, Hudson City Savings was required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted average assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0 %, respectively.

         Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

         The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

         Management believes that, as of December 31, 1999, Hudson City Savings meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized Hudson City Savings as a well-capitalized institution under the prompt corrective action regulations.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


There have been no conditions or events since that notification that management believes have changed Hudson City Savings' capital classification.

         The following is a summary of Hudson City Savings' actual capital amounts and ratios as of December 31, 1999 and 1998, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:

                                                          FDIC Requirements
                                                                       For Classification
                                                    Minimum Capital            as
                                 Bank Actual            Adequacy        Well-Capitalized
                              -------------------   ----------------   ------------------
                               Amount      Ratio    Amount     Ratio    Amount     Ratio
                              ----------   ------   --------   -----   --------   -------
                                                (Dollars in thousands)
DECEMBER 31, 1999
Leverage (Tier 1) Capital..   $1,242,213   15.27%   $325,374   4.00%   $406,717    5.00%
Risk-based capital:
  Tier 1...................    1,242,213   46.42     107,051   4.00     160,576    6.00
  Total....................    1,262,223   47.16     214,102   8.00     267,627   10.00

DECEMBER 31, 1998
Leverage (Tier 1) Capital..   $  898,494   11.93%   $301,314   4.00    $376,642    5.00%
Risk-based capital:
  Tier 1...................      898,494   38.48      93,409   4.00     140,114    6.00
  Total....................      916,206   39.23     186,818   8.00     233,523   10.00


         The Federal Reserve Bank imposes certain capital requirements on Hudson City Bancorp under the Bank Holding Company Act of 1956, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These minimum requirements are substantially the same as Hudson City Savings' minimum capital requirements described above. Subject to its capital requirements and certain other restrictions, Hudson City Bancorp is able to borrow money to make a capital contribution to Hudson City Savings, and such loans may be repaid from dividends paid from Hudson City Savings to Hudson City Bancorp. Hudson City Bancorp is also able to raise capital for contribution to Hudson City Savings by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         The following table shows Hudson City Bancorp's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31, 1999:


                                                               Minimum Capital
                                           Bancorp Actual          Adequacy
                                        -------------------   -----------------
                                          Amount     Ratio     Amount    Ratio
                                        ----------   ------   --------   ------
                                                (Dollars in thousands)
         Leverage (Tier 1) Capital...   $1,507,003   18.54%   $325,068   4.00%
         Risk-based capital:
           Tier 1....................    1,507,003   56.31     107,051   4.00
           Total.....................    1,527,013   57.06     214,102   8.00

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. OFF-BALANCE SHEET RISK AND CONTINGENCIES

         Hudson City Savings is a party to commitments to extend credit in the normal course of business to meet the financial needs of its customers. Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates or other termination clauses, whereas home equity lines of credit have no expiration date. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer's credit-worthiness on a case-by-case basis.

         At December 31, 1999, Hudson City Savings had fixed and variable rate first mortgage loan commitments to extend credit of approximately $93,833,000 and $65,899,000, respectively, and unused home equity and overdraft lines of credit of approximately $55,524,000. There were no commitments to purchase mortgage-backed securities at December 31, 1999. No commitments are included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.

         In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the consolidated financial statements of Hudson City will not be materially affected as a result of such legal proceedings.

16. PARENT COMPANY ONLY FINANCIAL STATEMENTS

         The following condensed financial statements for Hudson City Bancorp, Inc. (parent company only) reflect Hudson City Bancorp's investment in its wholly owned subsidiary, Hudson City Savings Bank, using the equity method of accounting.


                        CONDENSED STATEMENT OF CONDITION

                                                   December 31,
                                                       1999
                                                  -------------
                                                  (In thousands)
ASSETS:
Cash due from bank.............................     $  243,519
Investment in subsidiary.......................      1,214,250
ESOP loan receivable...........................         21,879
                                                    ----------
  Total Assets.................................     $1,479,648
                                                    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued expenses...............................     $      608
Total stockholder's equity.....................      1,479,040
                                                    ----------
  Total Liabilities and Stockholder's Equity...     $1,479,648
                                                    ==========

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         CONDENSED STATEMENT OF INCOME

                                                          Date of
                                                       Reorganization
                                                       (July 13, 1999)
                                                       to December 31,
                                                            1999
                                                       -------------
                                                       (In thousands)
INCOME:
  Dividends received from subsidiary................      $ 5,782
  Interest on ESOP loan receivable .................          404
  Interest on deposit with subsidiary...............        1,257
                                                          -------
    Total Income....................................        7,443

  Expenses..........................................          127
                                                          -------

  Income before income tax expense and
    equity in undistributed earnings
    of subsidiary...................................        7,316

  Income tax expense................................          565
                                                          -------

  Income before equity in undistributed
    earnings of subsidiary..........................        6,751

  Equity in undistributed earnings of subsidiary....       48,089
                                                          -------
    Net Income......................................      $54,840
                                                          =======

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       CONDENSED STATEMENT OF CASH FLOWS

                                                           Date of
                                                       Reorganization
                                                       (July 13, 1999)
                                                       to December 31,
                                                             1999
                                                       ---------------
                                                        (In thousands)
Cash Flows from Operating Activities:
  Net income..........................................   $  54,840
  Adjustments to reconcile net income to cash
  provided by operating activities:
    Equity in undistributed earnings of subsidiary....     (48,089)
    Increase in accrued expenses......................         608
                                                         ---------
Net Cash Provided by Operating Activities.............       7,359
                                                         ---------
Cash Flows from Investing Activities:
  Loan to ESOP........................................     (23,402)
  Investment in subsidiary............................    (263,820)
  Principal collected on ESOP loan....................       1,523
                                                         ---------
Net Cash Used in Investing Activities.................    (285,699)
                                                         ---------
Cash Flows from Financing Activities:
  Proceeds from the issuance of common stock..........     527,641
  Cash dividends......................................      (5,782)
                                                         ---------
Net Cash Provided by Financing Activities.............     521,859
                                                         ---------
Net Increase in Cash Due from Bank....................     243,519

Cash Due from Bank at Beginning of Year...............          --
                                                         ---------
Cash Due from Bank at End of Year.....................   $ 243,519
                                                         =========

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table is a summary of certain quarterly financial data for the years ended December 31, 1999 and 1998.

                                                               1999 Quarter Ended
                                           ---------------------------------------------------------
                                             March 31       June 30      September 30   December 31
                                           ------------   ------------   ------------   ------------
                                                     (In thousands, except for share data)
Interest income..........................    $130,068       $130,799       $135,461       $139,753
Interest expense.........................      74,790         74,911         72,976         76,155
                                             --------       --------       --------       --------
  Net interest income....................      55,278         55,888         62,485         63,598
Provision for loan losses................         600            550            600            600
                                             --------       --------       --------       --------
  Net interest income after provision
    for loan losses......................      54,678         55,338         61,885         62,998
Non-interest income......................       1,206          1,142          1,200          1,197
Non-interest expense.....................      17,227         16,945         17,020         17,216
                                             --------       --------       --------       --------
  Income before income tax expense.......      38,657         39,535         46,065         46,979
Income tax expense.......................      14,400         14,600         17,285         17,565
                                             --------       --------       --------       --------
  Net Income.............................    $ 24,257       $ 24,935       $ 28,780       $ 29,414
                                             ========       ========       ========       ========
Basic and diluted earnings per share.....    $    --        $    --        $   0.22(1)    $   0.25
                                             ========       ========       ========       ========

(1) From date of Reorganization (July 13, 1999)


                                                               1998 Quarter Ended
                                           ---------------------------------------------------------
                                             March 31       June 30      September 30   December 31
                                           ------------   ------------   ------------   ------------
                                                     (In thousands, except for share data)
Interest income..........................    $129,784       $130,330       $130,363       $130,314
Interest expense.........................      76,752         78,073         78,565         77,694
                                             --------       --------       --------       --------
  Net interest income....................      53,032         52,257         51,798         52,620
Provision for loan losses................         600            600            600            600
                                             --------       --------       --------       --------
  Net interest income after provision
    for loan losses......................      52,432         51,657         51,198         52,020
Non-interest income......................       1,153          1,186          1,393          1,222
Non-interest expense.....................      16,655         16,001         14,666         16,170
                                             --------       --------       --------       --------
  Income before income tax expense.......      36,930         36,842         37,925         37,072
Income tax expense.......................      13,175         13,775         14,650         13,900
                                             --------       --------       --------       --------
  Net Income.............................    $ 23,755       $ 23,067       $ 23,275       $ 23,172
                                             ========       ========       ========       ========
Basic and diluted earnings per share.....    $    --        $    --        $    --        $    --
                                             ========       ========       ========       ========

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  SUBSEQUENT EVENTS (UNAUDITED)

         The stockholders of Hudson City Bancorp, at a Special Meeting of Stockholders held on January 13, 2000, approved the adoption of the Hudson City Bancorp, Inc. 2000 Stock Option Plan and the Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan.

         Under the Stock Option Plan, Hudson City Bancorp has reserved 5,435,000 shares of Hudson City Bancorp common stock for issuance upon the exercise of options under the plan. Options granted may be incentive stock options that qualify for special federal income tax treatment or non-qualified stock options that do not qualify for special federal income tax treatment. Incentive stock options are subject to additional restrictions under the Internal Revenue Code and the plan.

         Each option granted entitles the holder to purchase one share of Hudson City Bancorp's common stock at an exercise price equal to the fair market value on the date of grant. There will be no compensation cost attributable to these options as Hudson City will use the intrinsic value based method of accounting as the exercise price equaled the common stock price at the date of grant. These options will vest primarily over a five year period and will expire no later than ten years following the grant date.

         Under the Recognition and Retention Plan, Hudson City Bancorp will establish a trust to which it will contribute certain amounts of money or property. The trustee will invest the assets of the trust primarily in shares of Hudson City Bancorp's common stock that will be used to make restricted stock awards. It is anticipated that the stock purchases will be made on the open market, or in private transactions. The trust is authorized to purchase not more than 2,174,000 shares of Hudson City Bancorp common stock.

         As a general rule, these restricted stock grants will be held in trust for the benefit of the award recipient until vested. Compensation cost attributable to these restricted stock awards will be determined on the grant date of the awards. The compensation cost that is measured on the grant date will generally be expensed ratably over the five year vesting period.

         Any employee of Hudson City or any affiliate approved by the Board of Directors may be selected to receive option grants and restricted stock awards. Directors of Hudson City or any affiliate approved by the Board of Directors who are not employees or officers may also be selected to receive option grants and restricted stock awards. A committee of outside directors administers both the stock option plan and the recognition and retention plan.


19.  RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

         SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," extended the adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. This statement should not be applied retroactively to financial

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


statements of prior periods. The adoption of the provisions of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of Hudson City.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   MANAGEMENT

SHARED MANAGEMENT STRUCTURE

         Hudson City Bancorp's directors and executive officers are the same as the directors and executive officers of Hudson City Savings. We expect that Hudson City Bancorp and Hudson City Savings will continue to have common directors and common executive officers until there is a business reason to establish separate management structures.

DIRECTORS

         Composition of Our Boards. We have 11 directors. Each belongs to one of three classes with staggered 3-year terms of office. Four directors are in Class One and have terms expiring at the annual meeting of stockholders scheduled to be held on July 13, 2000. Three directors are in Class Two and have terms expiring at the annual meeting to be held in 2001. Four directors are in Class Three and have terms expiring at the annual meeting to be held in 2002. At each of Hudson City Bancorp's annual stockholder meetings, the stockholders elect directors to fill the seats of the directors whose terms are expiring in that year and any vacant seats.

         Who Our Directors Are. The following table states our directors' names, their ages as of February 29, 2000, their positions, the years when they began serving as directors (including time spent on the Board of Directors or Board of Managers of Hudson City Savings prior to the incorporation of Hudson City Bancorp on March 4, 1999) and the years when their current terms of office as directors will expire:

                                                                                     DIRECTOR    TERM
        NAME                  AGE                 POSITION                            SINCE     EXPIRES
---------------------------   ---   ---------------------------------------------    --------   -------
Verne S. Atwater ..........   79    Director                                           1983       2002
John D. Birchby ...........   53    Director                                           1980       2000
Kenneth L. Birchby(1) .....   85    Director                                           1966       2001
Victoria H. Bruni .........   57    Director                                           1996       2000
William J. Cosgrove .......   67    Director                                           1995       2001
Andrew J. Egner, Jr. ......   75    Director                                           1984       2000
Leonard S. Gudelski .......   65    Chairman, Chief Executive Officer and Director     1971       2000
Ronald E. Hermance, Jr. ...   52    President, Chief Operating Officer and Director    1988       2002
John W. Klie ..............   74    Director                                           1970       2002
Donald O. Quest ...........   60    Director                                           1983       2001
Arthur V. Wynne, Jr. ......   66    Director                                           1984       2002

-----------------------
(1) Mr. Kenneth L. Birchby also serves as Chairman Emeritus of Hudson City Savings.


         Our Directors' Backgrounds. The business experience of each of our directors is as follows:

         LEONARD S. GUDELSKI has served as Chairman of the Board and Chief Executive Officer of Hudson City Bancorp since its incorporation in 1999. He joined Hudson City Savings as Vice President in 1969 after having been employed for 13 years at a savings bank in Connecticut. In 1971 he was elected Executive Vice President and a member of the Board of Managers. Subsequent promotions were to President and Chief Operating Officer in 1981, President and Chief Executive Officer in 1989 and Chairman, President and Chief Executive Officer in 1996. He became Chairman and Chief Executive Officer of Hudson City Savings in 1997. He is a graduate of the University of Connecticut with a degree in economics and has completed various industry-related graduate level courses.

         RONALD E. HERMANCE, JR. has served as President and Chief Operating Officer of Hudson City Bancorp since its incorporation in 1999 and has served as President and Chief Operating Officer of Hudson City Savings since January 1997. Mr. Hermance previously was Senior Executive Vice President, Chief Operating Officer and has been a member of the Board of Managers of Hudson City Savings since 1988. Prior to joining Hudson City Savings, Mr. Hermance was Chief Financial Officer of Southold Savings Bank on Long Island, New York. In addition to his most recent service, Mr. Hermance served in various lending capacities in both a commercial bank and a thrift institution.

         VERNE S. ATWATER, PH. D. has served as an Instructor of the Executive M.B.A. Program and a Professor of Finance, Emeritus in Residence at the Lubin Business School of Pace University since 1982. He has also been a member of the board of directors of Marcel Dekker, Inc. since 1997.

         JOHN D. BIRCHBY, ESQ. has been a partner in the law firm of Dieffenbach, Witt & Birchby since 1975. He was a member of the Supreme Court District Ethics Committee for Bergen County of the State of New Jersey from 1990 to 1994. He is the son of Kenneth L. Birchby.

         KENNETH L. BIRCHBY has been the Chairman Emeritus of Hudson City Savings since 1996. Mr. Birchby joined Hudson City Savings in 1966 as Executive Vice President, became President and Chief Executive Officer in 1968 and retired from this position in 1989. He became Chairman of Hudson City Savings in 1981 and served in this capacity until 1996. He is the father of John D. Birchby, Esq.

         VICTORIA H. BRUNI has been Vice President for Administration and Finance at Ramapo College of New Jersey since 1993. From 1964 to 1993 she served in various positions at New Jersey Bell Telephone Co., including attorney, Treasurer, and Assistant Secretary.

         WILLIAM J. COSGROVE has served at Citibank, N.A. from 1963 to 1991 when he retired as Vice President, Senior Banker, Senior Credit Officer. Since 1993, he has been Executive Vice President of Citadel Group Representatives, Inc. and has served as Trustee of the John Hancock Funds since 1991.

         ANDREW J. EGNER, JR. is retired, having been employed in various capacities by Hudson City Savings from 1984 to his retirement in 1989.

         JOHN W. KLIE is retired, having served as Vice President of Henry Klie, Inc., an insurance agency, from 1950 to 1989 and as consultant to the Otterstedt Agency, an insurance agency, from 1989 to 1996. Mr. Klie is a past President of the New Jersey Association of Independent Insurance Agents.

         DONALD O. QUEST, M.D. has been a neurological surgeon since 1976, a professor at Columbia University since 1989 and an attending physician at Valley Hospital and Columbia-Presbyterian Medical Center since 1978.

         ARTHUR V. WYNNE, JR. has been a partner in Burrelle's Information Services, a media research service company, since 1960, a partner in 3W Partners, a real estate firm, since 1980, Secretary and Treasurer of Video Monitoring Service of America, a television transcripts company, since 1987 and a Vice President of New England Newsclip Agency since 1972.

DIRECTOR COMPENSATION

         Fee Arrangements. To date, Hudson City Savings has compensated its directors and executive officers for their services. Hudson City Bancorp does not pay any additional compensation. We expect to continue this practice until we have a business reason to establish separate compensation programs. Until then we expect Hudson City Bancorp to reimburse Hudson City Savings for a part of the compensation paid to each director and executive officer that is proportionate to the amount of time which he or she devotes to performing services for Hudson City Bancorp. Hudson City Savings pays a fee to each of its non-management directors for attendance at each board meeting of Hudson City Bancorp or Hudson City Savings and each meeting of a committee of which they are members. A single fee is paid when Hudson City Bancorp and Hudson City Savings hold joint board meetings. The following table sets forth the meeting fees in effect for 1999:

                                                     Position          1999
                                                     --------          ----
Board of Hudson City Bancorp and Hudson
  City Savings...................................     Member          $3,000
Executive Committee of Hudson City
  Bancorp and Hudson City Savings................     Member             540
Audit Committee of Hudson City Bancorp
  and Hudson City Savings........................     Member             490
                                                      Chair              550
Compensation Committee of Hudson City
  Bancorp........................................     Member             800
                                                      Chair              860
Human Resources Committee of Hudson
  City Savings...................................     Member             800
                                                      Chair              860
Asset Management Committee of Hudson
  City Savings...................................     Member             800
                                                      Chair              860
Nominating Committee of Hudson City
  Bancorp and Hudson City Savings................     Member             800
                                                      Chair              860

         Outside Directors Consultation Plan. This plan provides continued compensation following termination of service as a director to eligible outside directors who agree to serve as consultants to Hudson City Savings. A director is eligible if he or she retires after attaining age 65 and completing 10 years of service as an outside director. The monthly consulting fee is equal to 5% of the fee for attendance at a meeting of the board of directors in effect at the date of termination of service as a director multiplied by the number of full years of service as an outside director, to a maximum of 20 years. A director's consulting arrangement will continue for 120 months or until an earlier date when the director withdraws from the performance of consulting services. If a change of control occurs, this plan will terminate and all of its obligations will be settled by lump sum payment. In computing these lump sums, each non-employee director will be presumed to have attained age 65 and completed 20 years of service.

         Agreements for the Deferral of Directors Fees. This plan allows the deferral of fees for service on the board of directors and its committees. Deferred amounts bear interest, credited quarterly, at the highest interest rate which Hudson City Savings paid to its customers on savings and time deposits during the quarter. Hudson City Savings pays the deferred amounts plus accrued interest following the director's termination of service. These benefits are general, unsecured obligations of Hudson City Savings and are not separately funded.

EXECUTIVE OFFICERS

         Executive Officers Who are Not Directors. In addition to Messrs. Gudelski and Hermance, Hudson City Bancorp and Hudson City Savings have the following executive officers:

         JOHN M. TASSILLO, age 64, has served as Executive Vice President, Treasurer and Secretary of Hudson City Bancorp since its incorporation in 1999. He has worked for Hudson City Savings since 1969 and has served as Executive Vice President and Treasurer of Hudson City Savings since 1989. Mr. Tassillo is responsible for the accounting, data processing, purchasing, checking, ATM control, and compliance areas of Hudson City Savings. Mr. Tassillo is a Certified Public Accountant. He is a graduate of St. Peter's College in New Jersey and the Graduate School of Savings Banking at Brown University.

         V. BARRY CORRIDON, age 51, has been Senior Vice President of Mortgage Servicing of Hudson City Savings since January 2000. He previously served as First Vice President of Mortgage Servicing of Hudson City Savings from 1995 to 2000 and as Vice President from 1982 to 1995. He is responsible for the administration of our mortgage portfolio, supervision of new loan set-up, post-closing, payoffs, mortgage accounting, collections and foreclosures. Mr. Corridon was President of the Mortgage Bankers Association of New Jersey in 1995. He is the current Chairman of the Loan Servicing Committee of the New Jersey League of Community and Savings Bankers and a member of the Mortgage Steering Committee. Mr. Corridon also serves on the board of WOODLEA/PATH Advisory Council of Children's Aid and Family Services. He earned his undergraduate degree at Fairleigh Dickinson University and is also a graduate of the Graduate School of Savings Banking at Brown University. He joined Hudson City Savings in 1970.

         JAMES C. KRANZ, age 51, has been Senior Vice President and Investment Officer of Hudson City Savings since January 2000 and previously served as First Vice President and Investment Officer from 1989 to 2000. He is responsible for investments, cash flow management and management of interest rate risk. Mr. Kranz joined Hudson City Savings in 1983. He formerly served as the Investment Officer of another New Jersey savings bank for 12 years. Mr. Kranz is a member of the New Jersey Bond Club and serves on the Asset and Liability Management Committee of the New Jersey League of Community and Savings Bankers. Mr. Kranz has an undergraduate degree and a MBA from Lehigh University. He is a graduate of the Graduate School of Savings Banking at Brown University.

         THOMAS E. LAIRD, age 47, joined Hudson City Savings in 1974. He has served as Senior Vice President and Mortgage Officer since January 2000 and previously served as First Vice President and Mortgage Officer from 1991 to 2000. His primary area of responsibility is mortgage lending and loan production. Mr. Laird holds an undergraduate degree from St. Peter's College and is a graduate of the National School of Banking at Fairfield University. Mr. Laird has been actively involved from 1989 to 1999 on the Wanaque Board of Education, having served for two terms as Board President. He has also been active in the Mortgage Bankers Association of New Jersey, the New Jersey League of Community and Savings Bankers and presently is a board member of the Dover Housing Development Corporation.

         MICHAEL B. LEE, age 50, has served as Senior Vice President and Secretary of Hudson City Savings since January 2000 and previously served as First Vice President and Secretary of Hudson City Savings from 1989 to 2000. He is responsible for branch administration, training and customer retirement programs. He has an undergraduate degree in management from St. Peter's College and a Masters Degree from New Jersey Institute of Technology. He has also completed the National School of Finance and Management at Fairfield University. Mr. Lee is a Past President of the Bergen Chapter of the American Institute of Banking and has served on several committees of the New Jersey League of Community and Savings Bankers. Mr. Lee joined Hudson City Savings in 1971.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires Hudson City Bancorp's executive officers and directors, and persons who own more than 10% of Hudson City Bancorp common stock to file with the SEC reports of ownership and changes of ownership. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish Hudson City Bancorp with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Hudson City Bancorp believes that all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

EXECUTIVE OFFICER COMPENSATION

         Summary Compensation Table. The following table provides information about the compensation paid for 1999 and 1998 to our Chief Executive Officer and to the four other most highly compensated executive officers whose total annual salary and bonus for 1999 was at least $100,000.

                                                                                           LONG TERM
                                                       ANNUAL COMPENSATION               COMPENSATION
                                          --------------------------------------------   -------------
NAME AND                                                               OTHER ANNUAL          LTIP            ALL OTHER
PRINCIPAL POSITION                 YEAR   SALARY($)   BONUS($)(1)   COMPENSATION($)(2)   PAYOUTS($)(3)   COMPENSATION($)(4)
--------------------------------   ----   ---------   -----------   ------------------   -------------   ------------------
Leonard S. Gudelski ............   1999    787,770      319,288              --                    --           88,288
  Chairman and Chief               1998    754,770      286,435              --             1,248,912           68,165
  Executive Officer
Ronald E. Hermance, Jr. ........   1999    339,346      117,194              --                    --           30,373
  President and Chief              1998    305,308      104,555              --               425,796           23,438
  Operating Officer
John M. Tassillo ...............   1999    224,918       69,740              --                    --           17,549
  Executive Vice President,        1998    203,231       61,462              --               237,048           13,444
  Treasurer and Secretary
James Kranz ....................   1999    164,551       10,000              --                    --           10,781
  Senior Vice President and        1998    155,293        7,775              --               111,258            8,439
  Investment Officer of Hudson
  City Savings
Michael B. Lee .................   1999    123,154        8,550              --                    --            6,373
  Senior Vice President and        1998    109,908        5,420              --                78,078            6,123
  Secretary of Hudson City Savings

---------------------------

(1) The figures for 1998 include the following employer contributions to the Hudson City Savings Bank Profit Incentive Bonus Plan, a tax-qualified profit-sharing plan, which the executive officer could have elected to receive in cash for 1998: Mr. Gudelski, $8,000; Mr. Hermance, $8,000; Mr. Tassillo, $8,000; Mr. Kranz, $7,775; and Mr. Lee, $5,420. The figures for 1999 include the following employer contributions to the Hudson City Savings Bank Profit Incentive Bonus Plan which the executive officer could have elected to receive in cash for 1999: Mr. Gudelski, $10,000; Mr. Hermance, $10,000; Mr. Tassillo, $10,000; Mr. Kranz, $10,000; and Mr. Lee, $8,550. For
    the 1998 figures, included are the following bonuses under the Hudson City Savings Bank Annual Incentive Plan, a non-qualified performance-based compensation plan which were earned for 1998 and paid in 1999: Mr. Gudelski, $278,435; Mr. Hermance, $96,555; and Mr. Tassillo, $53,462. The figures for 1999 also include the following bonuses under the Hudson City Savings Bank Annual Incentive Plan which were earned for 1999 and paid in 2000: Mr. Gudelski, $309,288; Mr. Hermance, $107,194; and Mr. Tassillo, $59,740.

(2) Hudson City Savings provides its executive officers with certain non-cash benefits and perquisites, such as the use of Bank-owned or leased automobiles. Management of Hudson City Savings believes that the aggregate value of these benefits for each year included in the table did not, in the case of any executive officer, exceed $50,000 or 10% of the aggregate salary and annual bonus reported for him in the Summary Compensation Table.

(3) Represent amounts payable in 1999 under Hudson City Savings' Long-Term Incentive Plan, a non-qualified performance-based compensation plan, based on achievement of performance goals established for the three-year period ended December 31, 1998. This plan has been administered so that payments have been made once every three years. Includeds amounts which may have been deferred by the executive officer pursuant to an individual non-qualified deferred compensation arrangement.

(4) Included the following components: 1999-(1) amounts accrued under the Hudson City Savings Bank Supplemental Savings Plan, a non-qualified deferred compensation plan - Mr. Gudelski, $48,800; Mr. Hermance, $13,775; Mr. Tassillo, $5,900; and Mr. Kranz, $2,052; (2) the premium cost for life insurance coverage under the Hudson City Savings Bank Supplemental Death Benefit Plan for Senior Officers - Mr. Gudelski, $1,776; Mr. Hermance, $1,352; Mr. Tassillo, $1,454; Mr. Kranz, $713; and Mr. Lee, $653; and (3)
    amounts under the ESOP and the ESOP Restoration Plan, respectively, based upon the closing price of $13.75 of Hudson City Bancorp stock on September 30, 1999 - Mr. Gudelski, $8,016 and $29,696; Mr. Hermance, $8,016 and
    $7,230; Mr. Tassillo, $8,016 and $2,179; Mr. Kranz, $8,016; and Mr. Lee,
    $5,720. 1998-(1) employer contributions to Hudson City Savings Bank Profit Incentive Bonus Plan which the executive officer could not elect to receive in cash - Mr. Gudelski, $8,000; Mr. Hermance, $8,000; Mr. Tassillo, $8,000; Mr. Kranz, $8,000; and Mr. Lee, $6,840; (2) amounts accrued under the
    Hudson City Savings Bank Supplemental Savings Plan, a non-qualified deferred compensation plan - Mr. Gudelski, $58,400; Mr. Hermance, $14,100; and Mr. Tassillo, $4,000; and (3) the premium cost for life insurance coverage under the Hudson City Savings Bank Supplemental Death Benefit Plan for Senior Officers - Mr. Gudelski, $1,765; Mr. Hermance, $1,338; Mr. Tassillo, $1,444; Mr. Kranz, $664; and Mr. Lee, $703.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 31, 1999, the Compensation Committee consisted of Ms. Bruni, Mr. Cosgrove and Dr. Quest. There were no interlocks, as defined under the rules and regulations of the SEC, between members of the Compensation Committee or executive officers of Hudson City Bancorp and corporations with respect to which such persons are affiliated, or otherwise.

EMPLOYMENT AGREEMENTS

         Hudson City Bancorp and Hudson City Savings have jointly entered into employment agreements with Messrs. Gudelski, Hermance and Tassillo to secure their services as officers. The employment agreements became effective on July 13, 1999. They have rolling three-year terms which a decision of the executive or joint decision of Hudson City Bancorp and Hudson City Savings may convert to a fixed three-year term. These agreements provide for minimum annual salaries of $798,000, $400,000 and $260,000, respectively, discretionary cash bonuses, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans (including cash incentive compensation under the existing Annual Incentive Plan and Long-Term Incentive Plan, to the extent that Hudson City Savings continues those plans in the future). They also guarantee customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and for six years after termination.

         Hudson City Bancorp and Hudson City Savings may discharge each executive, and each executive may resign, at any time with or without cause. However, in the event of discharge without cause, Hudson City Bancorp and Hudson City Savings will owe the executive severance benefits generally equal to the value of the cash compensation and fringe benefits that the executive would have received if he had continued working for an additional three years. The same severance benefits would be payable if the executive resigns during the term following: a loss of title, office or membership on the board of directors; material reduction in duties, functions or responsibilities; involuntary relocation of the executive's principal place of employment to a location over 25 miles in distance from Hudson City Savings' principal office in Paramus, New Jersey and over 25 miles from the executive's principal residence; or other material breach of contract by Hudson City Bancorp or Hudson City Savings which is not cured within 30 days. For 60 days after a change of control, each executive may resign for any reason and collect severance benefits as if he had been discharged without cause. The employment agreements also provide certain uninsured death and disability benefits.

         If Hudson City Bancorp or Hudson City Savings experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the employment agreements might constitute an "excess parachute payment" under current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. Under the employment agreements, Hudson City Bancorp would reimburse the executive for the amount of this excise tax and would make an additional gross-up payment so that, after payment of the excise tax and all income and excise taxes imposed on the reimbursement and gross-up payments, the executive would retain approximately the same net-after tax amounts under the employment agreement that he would have retained if there was no 20% excise tax. The effect of this provision is that Hudson City Bancorp, rather than the executive, bears the financial cost of the excise tax. Neither Hudson City Savings nor Hudson City Bancorp could claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement payment or gross-up payment.

CHANGE OF CONTROL AGREEMENTS

         Hudson City Bancorp and Hudson City Savings have jointly entered into two-year change of control agreements with Messrs. Corridon, Kranz, Laird and Lee. The term of these agreements is perpetual until Hudson City Savings gives notice of non-extension, at which time the term is fixed for two years.

         Generally, Hudson City Savings may terminate the employment of any officer covered by these agreements, with or without cause, at any time prior to a change of control without obligation for severance benefits. However, if Hudson City Bancorp or Hudson City Savings signs a merger or other business combination agreement, or if a third party makes a tender offer or initiates a proxy contest, it could not terminate an officer's employment without cause without liability for severance benefits. The severance benefits would generally be equal to the value of the cash compensation and fringe benefits that the officer would have received if he or she had continued working for an additional two years. Hudson City Savings would pay the same severance benefits if the officer resigns after a change of control following a loss of title, office or membership on the Board of Directors, material reduction in duties, functions or responsibilities, involuntary relocation of his or her principal place of employment to a location over 25 miles from Hudson City Savings' principal office on the day before the change of control and over 25 miles from the officer's principal residence or other material breach of contract which is not cured within 30 days. These agreements also provide certain uninsured death and disability benefits.

         If Hudson City Savings or Hudson City Bancorp experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the change of control agreements might constitute an "excess parachute payment" under current federal tax laws. Any excess parachute payment would be subject to a federal excise tax payable by the officer and would be non-deductible by Hudson City Savings and Hudson City Bancorp for federal income tax purposes. The change of control agreements do not provide a tax indemnity.

         Similar change of control agreements providing severance benefits equal to one year's compensation and benefits are in effect for the 4 First Vice Presidents and 27 Vice Presidents of Hudson City Savings.

BENEFIT PLANS

         Annual Incentive Plan. This plan permits officers with titles of Senior Vice President and above, who are selected by the Compensation Committee, to earn cash bonuses each year. Currently only Messrs. Gudelski, Hermance, Tassillo, Corridon, Kranz, Laird and Lee are eligible for this plan. The bonuses are a percentage of each officer's annual rate of base salary. The percentage varies based on the officer's position and Hudson City Savings' net operating income (before taxes and extraordinary items, but after interest expense) relative to a target which the Board of Directors establishes during the first quarter of the year. Hudson City Savings typically pays these bonuses shortly after the end of the year, but payment may be deferred to a later date at the election of the participant. Deferred amounts bear interest at prescribed rates. Deferred amounts plus accrued interest are general, unsecured obligations of Hudson City Savings and are not separately funded.

         Long-Term Incentive Plan. This plan permits employees selected by the Compensation Committee to earn additional cash bonuses based on achievement of performance goals set for periods longer than one year. Under this plan, the Compensation Committee grants participation units to selected employees. Each unit represents a dollar amount that will be paid at the end of a three-year performance period if specified performance targets are met. The Compensation Committee may also establish lower unit values for performance that exceeds a minimum threshold but is below the target and higher unit values for performance that exceeds the target. In 1999, Hudson City Savings made payments for units granted for the three-year period beginning January 1, 1996 and ending December 31, 1998. Hudson City Savings' performance relative to target levels of asset growth and return on assets for this period determined the value of these units. This plan has been administered so that payments have been made only once every three years.

         Generally, participants must remain employed through the end of the relevant performance period to receive payment for units. There are exceptions for death, disability or retirement during the performance period. In addition, in the event of a change of control, the terms of the plan abbreviate the performance period for any outstanding units and provide for pro-rated payments based on performance to the date of the change of control.

         The following table sets forth information concerning the long-term incentive awards made through December 31, 1999 relating to performance during the three-year period ending December 31, 2001:

                                                                             Estimated Future Payouts
                                                                       Under Non-Stock Price-Based Plans(1)
                                                                   ----------------------------------------------
                                               Performance          Threshold          Target          Maximum
                                 Number        period until        ------------     ------------     ------------
Name                            of units          payout           $10 per unit     $25 per unit     $50 per unit
----                            --------     -----------------     ------------     ------------     -------------
Leonard S. Gudelski..........    33,369     Three year               $333,690         $834,225        $1,668,450
  Chairman and Chief                        period ending
  Executive Officer                         December 31, 2001

Ronald E. Hermance, Jr.......    13,653     Three year                136,530          341,325           682,650
  President and Chief                       period ending
  Operating Officer                         December 31, 2001

John M. Tassillo.............     7,440     Three year                 74,400          186,000           372,000
  Executive Vice                            period ending
  President and Treasurer                   December 31, 2001

James Kranz..................     3,086     Three year                 30,860           77,150           154,300
  Senior Vice President                     period ending
  and Investment Officer                    December 31, 2001

Michael B. Lee...............     2,511     Three year                 25,110           62,775           125,550
  Senior Vice President                     period ending
  and Secretary                             December 31, 2001

------------------
(1) Actual payments will be determined on the basis of return on average assets performance relative to prescribed target levels.

         Pension Plans. The Hudson City Savings Bank Employees' Retirement Plan is a tax-qualified plan that covers substantially all salaried employees who are age 21 and have at least one year of service. The Supplemental Executive Retirement Plan covers selected executive officers and currently covers Messrs. Gudelski, Hermance and Tassillo. The following table shows the estimated aggregate benefits payable under the Employees' Retirement Plan and the Supplemental Executive Retirement Plan upon retirement at age 65 in 1999 with various years of service and average final compensation combinations.

                                       Years of Service
 Average Final     --------------------------------------------------------
Compensation(1)       15          20          25          30         35(2)
---------------    --------    --------    --------    --------    --------
  $  100,000       $ 30,000    $ 40,000    $ 50,000    $ 60,000    $ 60,000
     125,000         37,500      50,000      62,500      75,000      75,000
     150,000         45,000      60,000      75,000      90,000      90,000
     160,000         48,000      64,000      80,000      96,000      96,000
     175,000         52,500      70,000      87,500     105,000     105,000
     200,000         60,000      80,000     100,000     120,000     120,000
     300,000         90,000     120,000     150,000     180,000     180,000
     400,000        120,000     160,000     200,000     240,000     240,000
     500,000        150,000     200,000     250,000     300,000     300,000
     750,000        225,000     300,000     375,000     450,000     450,000
   1,000,000        300,000     400,000     500,000     600,000     600,000

------------------
(1) Average final compensation is average base salary, as reported in the "Salary" column of the Summary Compensation Table, for the highest three consecutive years during the final 10 years of employment. Tax laws impose a limit ($160,000 for individuals retiring in 1999) on the average final compensation that may be counted in computing benefits under the Employees' Retirement Plan. The Employees' Retirement Plan may also pay benefits accrued as of January 1, 1994 based on tax law limits then in effect. For Messrs. Gudelski, Hermance and Tassillo, benefits based on average final compensation in excess of this limit are payable by the Supplemental Executive Retirement Plan.

(2) The Employees' Retirement Plan and the Supplemental Executive Retirement Plan do not count service in excess of 30 years in the benefit formula.


         Tax laws impose a limit ($130,000 for individuals retiring in 1999) on the annual benefit that the Employees' Retirement Plan may pay. The Employees' Retirement Plan may also pay additional benefits accrued as of January 1, 1983 based on tax laws then in effect. For Messrs. Gudelski, Hermance and Tassillo, benefits based on average final compensation in excess of this limit are payable by the Supplemental Executive Retirement Plan.

         The benefits shown in the preceding table are annual benefits payable in the form of a single life annuity and are not subject to any deduction for Social Security benefits or other offset amounts. At December 31, 1999, the average final compensation and estimated years of service of the executive officers named in the Summary Compensation Table were: Mr. Gudelski: $752,436, 30 years of service; Mr. Hermance: $311,321, 11 years of service; Mr. Tassillo, $206,095, 30 years of service; Mr. Kranz: $155,937, 16 years of service; and Mr.
Lee: $112,505, 28 years of service.

         Savings Plans. The Profit Incentive Bonus Plan of Hudson City Savings Bank is a tax-qualified defined contribution plan for substantially all salaried employees who have attained age 21 and have at least one year of service. Each year, Hudson City Savings makes a contribution to this plan equal to 10% of each eligible employee's base salary. Participants may choose to receive up to 50% of this contribution currently in cash. The plan holds the balance on a tax deferred basis. Because it adopted the Employee Stock Ownership Plan in connection with the reorganization, Hudson City Savings reduced its contributions to this plan to 5% of base salary paid after March 31, 1999, with a cash election available for the full amount of the reduced contribution.

         This plan has an individual account for each participant's contributions and allows each participant to direct the investment of his or her account. One permitted investment is our common stock. Participants will direct the voting of shares purchased for their plan accounts.

         The Supplementary Savings Plan of Hudson City Savings Bank is a non-qualified plan that provides additional benefits to certain participants whose benefits under the Profit Incentive Bonus Plan are limited by tax law limitations applicable to tax-qualified plans.

         Employee Stock Ownership Plan. This plan is a tax-qualified plan that covers substantially all salaried employees who have at least one year of service and have attained age 21. It was adopted in connection with the reorganization.

         Hudson City Bancorp has committed to lend this plan enough money to purchase 4,348,000 of the shares issued to investors other than Hudson City, MHC (or 3.76% of the total number of shares issued in the reorganization). The plan has purchased 1,877,500 shares as of December 31, 1999.

         Although contributions to this plan will be discretionary, Hudson City Savings intends to contribute enough money each year to make the required principal and interest payments on the loan from Hudson City Bancorp. The loan is for a term of 30 years and calls for level annual payments of principal and interest. The plan has pledged the shares it purchases as collateral for the loan and holds them in a suspense account.

         The plan released 72,467 of the pledged shares as of September 30, 1999. We expect that 144,934 of the shares will be released annually in the years 2000 through 2028, and that the remaining shares will be released in 2029. The plan will allocate the shares released each year among the accounts of participants in proportion to their base salary for the year. For example, if a participant's base salary for a year represents 1% of the total base salaries of all participants for the year, the plan would allocate to that participant 1% of the shares released for the year. Participants direct the voting of shares allocated to their accounts. Shares in the suspense account will usually be voted in a way that mirrors the votes which participants cast for shares in their individual accounts.

         This plan may purchase additional shares in the future, and may do so using borrowed funds, cash dividends, periodic employer contributions or other cash flow.

         ESOP Restoration Plan. The ESOP Restoration Plan of Hudson City Savings is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the Employee Stock Ownership Plan's benefit formula. The supplemental payments consist of payments representing shares that cannot be allocated to participants under the Employee Stock Ownership Plan due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the Employee Stock Ownership Plan's loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan.

         Post-Retirement Death Benefit for Senior Officers. Hudson City Savings has entered into approximately 89 post-retirement death benefit agreements with officers at the assistant vice president level and higher. These agreements provide a death benefit to each officer's beneficiary if the officer's employment continues until retirement and he or she dies after retirement. The amount of the death benefit ranges from $25,000 for assistant vice presidents to $50,000 for the President or the Chairman. To finance this benefit, Hudson City Savings has purchased whole life insurance policies on the lives of these officers. This death benefit is in addition to the benefits provided under the group life insurance plan generally applicable to all employees.

         Stock Option Plan. We intend to implement in 2000 the Hudson City Bancorp, Inc. 2000 Stock Option Plan that was approved by stockholders on January 13, 2000. A committee of outside directors administers this plan. We have reserved 5,435,000 shares of common stock of Hudson City Bancorp for issuance upon the exercise of options under the plan. Such shares may be authorized and unissued shares or shares previously issued that Hudson City Bancorp has reacquired. The administrative committee selects the people who receive stock option grants. Any employee, and directors who are not also employees or officers of Hudson City Bancorp, Hudson City Savings or any affiliate approved by the Board of Directors may be selected to receive option grants. No options were granted to eligible employees as of the fiscal year ended December 31, 1999.

         Recognition and Retention Plan. We intend to implement in 2000 the Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan that was approved by stockholders on January 13, 2000. A committee of outside directors administers this plan. We will establish a trust and will contribute certain amounts of money or property to be determined by the Board of Directors of Hudson City Bancorp, in its discretion. No contributions by participants will be permitted. The trustee will invest the assets of the trust primarily in the shares of our common stock that will be used to make restricted stock awards. It is currently anticipated that the trust will purchase common stock on the open market, or in private transactions. The trust will not purchase previously authorized but unissued shares from Hudson City Bancorp. The trust is not authorized to purchase more than 2,174,000 shares of common stock of Hudson City Bancorp and cannot purchase more than this number. The administrative committee of Hudson City Bancorp selects the people who receive restricted stock awards under the plan. Any employee of Hudson City Bancorp, Hudson City Savings or any affiliate approved by the Board of Directors may be selected to receive stock awards. Directors of Hudson City Bancorp, Hudson City Savings or any affiliate approved by the Board of Directors who are not also employees or officers may also be selected by the committee to receive stock awards. No awards under the Recognition and Retention Plan were made in the fiscal year ended December 31, 1999.

LIMITATIONS ON FEDERAL TAX DEDUCTIONS FOR EXECUTIVE OFFICER COMPENSATION

         As a private entity, Hudson City Savings has been subject to federal tax rules which permit it to claim a federal income tax deduction for a reasonable allowance for salaries or other compensation for personal services actually rendered. Following the reorganization, federal tax laws may limit this deduction to $1 million each tax year for each executive officer named in the summary compensation table in Hudson City Bancorp's proxy statement for that year. This limit will not apply to non-taxable compensation under various broad-based retirement and fringe benefit plans, to compensation that is "qualified performance-based compensation" under applicable law or to compensation that is paid in satisfaction of commitments that arose before the reorganization. Hudson City Bancorp and Hudson City Savings expect that the Human Resources Committee will take this deduction limitation into account with other relevant factors in establishing the compensation levels of their executive officers and in setting the terms of compensation programs. However, there is no assurance that all compensation paid to our executive officers will be deductible for federal income tax purposes. To the extent that compensation paid to any executive officer is not deductible, the net after-tax cost of providing the compensation will be higher and the net after-tax earnings of Hudson City Bancorp and Hudson City Savings will be reduced.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation appears under Item 10. Directors and Executive Officers of the Registrant.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of December 31, 1999, certain information as to common stock beneficially owned by persons owing in excess of 5% of the outstanding shares of our common stock. We know of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of our common stock as of December 31, 1999. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission and with Hudson City Bancorp pursuant to the Securities Exchange Act of 1934, as amended. Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under "Security Ownership of Management" in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock (1) over which he has or shares, directly or indirectly, voting or investment power, or (2) of which he has the right to acquire beneficial ownership at any time within 60 days after December 31, 1999. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Except as otherwise indicated, each stockholder shown in the table has sole voting and investment power with respect to the shares of common stock indicated.


 Name and Address of                    Amount and Nature of
  Beneficial Owner                      Beneficial Ownership            Percent
-------------------------------         --------------------            -------
Hudson City, MHC(1)............              61,288,300                  53.00%
  West 80 Century Road
  Paramus, NJ 06752

The Baupost Group, L.L.C.(2)...               6,352,500                   5.49
  SAK Corporation
  Seth A. Klarman
  44 Brattle Street - 5th Floor
  Cambridge, MA 02138

--------------
(1) Based on the Schedule 13D filed with the SEC on August 2, 1999.
(2) Based on the Schedule 13G filed with the SEC on February 11, 2000. The Baupost Group, L.L.C. is a registered investment adviser which may be deemed to beneficially own 6,352,500 shares of Hudson City Bancorp. The Baupost Group, L.L.C. has sole voting and investment power as to the shares of Hudson City Bancorp. SAK Corporation is the Manager of Baupost. Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership under Section 13D of the securities beneficially owned by Baupost. Securities reported here as being beneficially owned by Baupost include securities purchased on behalf of a registered investment company and various limited partnerships. SAK Corporation and Seth Klarman have no voting or investment power as to the shares of Hudson City Bancorp.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information about the shares of common stock beneficially owned by each director of Hudson City Bancorp, by each named executive officer of Hudson City Bancorp identified in the Summary Compensation Table included elsewhere herein, and all directors and executive officers of Hudson City Bancorp or Hudson City Bancorp's wholly owned subsidiary, Hudson City Savings, as a group as of January 31, 2000. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. See "Principal Stockholders" for a definition of "Beneficial ownership."


                                                                   Amount and Nature         Percent of
                                     Position with                   of Beneficial          Common Stock
          Name                        the Company                 Ownership (1)(2)(3)       Outstanding
---------------------------       --------------------            -------------------       -------------
                                                                       (shares)
Leonard S. Gudelski........       Director, Chairman of the            550,584 (4)                * %
                                   Board and Chief Executive
                                   Officer
Ronald E. Hermance, Jr. ...       Director, President and              358,164 (5)                *
                                   Chief Operating Officer
Verne S. Atwater...........       Director                              60,000                    *
John D. Birchby............       Director                             745,500 (6)                *
Kenneth L. Birchby.........       Director                             155,000 (7)                *
Victoria H. Bruni..........       Director                              60,000                    *
William J. Cosgrove........       Director                              65,000                    *
Andrew J. Egner, Jr. ......       Director                              95,000 (8)                *
John W. Klie...............       Director                              65,000 (9)                *
Donald O. Quest............       Director                              75,500 (10)               *
Arthur V. Wynne, Jr. ......       Director                             185,350 (11)               *
John M. Tassillo...........       Executive Vice President,            151,237                    *
                                   Treasurer and Secretary
James C. Kranz.............       Senior Vice President and             63,312                    *
                                   Investment Officer of
                                   Hudson City Savings
Michael B. Lee.............       Senior Vice President and             52,049 (12)               *
                                   Secretary of Hudson City
                                   Savings

All directors and executive officers as a group (16 persons)....     4,617,923                   4.0

---------------------------------------------
* Less than one percent

(1) The figures shown include the following shares that have been allocated as of December 31, 1999 to individual accounts of participants in Hudson City Bancorp, Inc. Employee Stock Ownership Plan: Mr. Gudelski, 583 shares; Mr. Hermance, 583 shares; Mr. Tassillo, 583 shares; Mr. Kranz, 583 shares; Mr. Lee, 416 shares and all directors and executive officers as a group, 3,558 shares. Such persons have voting power (subject to the legal duties of the ESOP Trustee) but no investment power, except in limited circumstances, as to such shares. The figures shown for Messrs. Gudelski, Hermance, Tassillo, Kranz and Lee do not include 1,805,033 shares held in trust pursuant to the ESOP that have not been allocated as of December 31, 1999 to any individual's account and as to which Messrs. Gudelski, Hermance, Tassillo, Kranz and Lee share voting power with other ESOP participants. The figure shown for all directors and executive officers as a group includes such 1,805,033 shares as to which the members of Hudson City Bancorp's Compensation Committee (consisting of Ms. Bruni and Messrs. Cosgrove and Quest) may be deemed to have sole investment power, except in limited circumstances, thereby causing each such committee member to be deemed a beneficial owner of such shares. Each of the members of the Compensation Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Compensation Committee individually. See "Compensation of Directors and Officers -- Benefits -- Employee Stock Ownership Plan and Trust."

(2) The figures shown include the following shares held as of December 31, 1999 in individual accounts of participants in the Profit Incentive Bonus Plan of Hudson City Savings Bank: Mr. Gudelski, 0 shares; Mr. Hermance, 49,611 shares; Mr. Tassillo, 28,153 shares; Mr. Kranz, 12,728 shares; Mr. Lee, 10,432 shares; and all directors and executive officers as a group, 134,731 shares. Such persons have sole voting power and sole investment power as to such shares. See ""Compensation of Directors and Executive Officers -- Benefits -- Profit Incentive Bonus Plan."

(3) The figures shown include unvested shares held in trust pursuant to the RRP that have been awarded as of January 13, 2000 to individuals as follows:
     Mr. Gudelski, 430,000 shares; Mr. Hermance, 300,000 shares; each other director, 55,000 shares; Mr. Tassillo, 120,000 shares; Mr. Kranz, 40,000 shares; Mr. Lee, 40,000 shares and all directors and executive officers as a group, 1,505,000 shares. Such persons have sole voting power but no investment power, except in limited circumstances, as to such shares.

(4) Includes 60,000 shares as to which Mr. Gudelski may be deemed to share voting and investment power.

(5) Includes 7,500 shares as to which Mr. Hermance may be deemed to share voting and investment power.

(6) Includes 330,540 shares as to which Mr. Birchby may be deemed to share voting and investment power. Also includes 75,000 shares as to which Mr. Birchby holds as custodian for his minor son and as to which he has sole voting and investment power.

(7) Includes 50,000 shares as to which Mr. Birchby may be deemed to share voting and investment power.

(8) Includes 20,000 shares as to which Mr. Egner may be deemed to share voting and investment power.

(9) Includes 7,500 shares as to which Mr. Klie may be deemed to share voting and investment power.

(10) Includes 8,500 shares as to which Dr. Quest may be deemed to share voting and investment power.

(11) Includes 50,000 shares as to which Mr. Wynne may be deemed to share voting and investment power.

(12) Includes 1,200 shares as to which Mr. Lee may be deemed to share voting and investment power.

ITEM 13. CERTAIN TRANSACTIONS WITH MEMBERS OF OUR BOARD OF DIRECTORS AND EXECUTIVE OFFICERS.

         We do not make loans to our officers or members of our Board of Directors. However, we do make residential mortgage loans to our other employees. These loans bear interest at the same rate as loans offered to non-employee borrowers minus one-quarter percent interest. The mortgage loans otherwise have the same underwriting terms that apply to non-employee borrowers.

         We retain the law firm of Dieffenbach Witt & Birchby. John D. Birchby, a director of Hudson City Bancorp, Hudson City Savings and Hudson City, MHC, has been a partner of Dieffenbach, Witt & Birchby since 1975. For 1999, we paid $305,000 to the law firm under our retainer agreement plus the balance of the unbilled charges for 1998 in the amount of $6,800 for a total of $311,800. The firm also received $1,114,000 in 1999 from borrowers of Hudson City Savings to review loan documentation. We also rent 2,450 square feet of office space to Dieffenbach Witt & Birchby. During 1999, we have entered into a new lease with the law firm which increases the rent to current market rates. The new lease agreement provides for a three-year term with lease payments of $46,600, $47,770 and $49,000 for the periods beginning May 1, 1999, 2000 and 2001, respectively.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      List of Documents Filed as Part of this Annual Report on Form
                  10-K

                  (1) The following consolidated financial statements are in Item 8 of this annual report:

Consolidated Financial Statements as of December 31, 1999, 1998 and 1997

                  -        Independent Auditors' Report

                  - Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

                  - Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

                  - Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

                  - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                  -        Notes to Consolidated Financial Statements


                  (2) Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

         (b) Reports on Form 8-K. During the last quarter of 1999, no reports on Form 8-K were required to be filed and as such, none were filed.

         (c)      Exhibits Required by Item 601 of Regulation S-K


EXHIBIT                              DESCRIPTION

2.1 Amended and Restated Plan of Reorganization and Stock Issuance of Hudson City Savings Bank (1)

3.1      Certificate of Incorporation of Hudson City Bancorp, Inc. (1)

3.2      Bylaws of Hudson City Bancorp, Inc. (1)

4.1      Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit
         3.1)

4.2      Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)

4.3      Form of Stock Certificate of Hudson City Bancorp, Inc. (1)

10.1     Employee Stock Ownership Plan of Hudson City Savings Bank (1)

10.2     Profit Incentive Bonus Plan of Hudson City Savings Bank (1)

10.3     Supplementary Savings Plan of Hudson City Savings Bank (1)

10.4     Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)

10.5 Form of Employment Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (1)

10.6 Form of One-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (1)

10.7 Form of Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (1)

10.8     Severance Pay Plan of Hudson City Savings Bank (1)

10.9     ESOP Restoration Plan of Hudson City Savings Bank (1)

10.10    Hudson City Savings Bank Outside Directors Consultation Plan (1)

10.11    Hudson City Savings Bank Supplemental Executive Retirement Plan (1)

10.12    Hudson City Savings Bank Annual Incentive Plan (1)

10.13    Hudson City Savings Bank Long-Term Incentive Plan (1)

10.14    Form of Post-Retirement Death Benefit for Senior Officers (1)

10.15    Hudson City Bancorp, Inc. 2000 Stock Option Plan (2)

10.16    Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan (2)

10.17 Amendment No. 1 to the Employee Stock Ownership Plan of Hudson City Savings Bank

10.18 Amendment No. 1 to the Profit Incentive Bonus Plan of Hudson City Savings Bank

10.19 Amendment No. 2 to the Profit Incentive Bonus Plan of Hudson City Savings Bank

11.1     Statement Re: Computation of Per Share Earnings

21.1     Subsidiaries of Hudson City Bancorp, Inc. (1)

23.1     Consent of KPMG LLP

27.1 Financial Data Schedule (Submitted only with filing in electronic format)*

(1) Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.

(2) Incorporated herein by reference to the Exhibits to the Registrant's registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on March 28, 2000.



                            Hudson City Bancorp, Inc


                           By: /s/ Leonard S. Gudelski
               -------------------------------------------------
                               Leonard S. Gudelski
                            Chairman of the Board and
                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 NAME                                           TITLE                               DATE
/s/ Leonard S. Gudelski                    Director, Chairman of the Board and Chief           March 28, 2000
---------------------------------------    Executive Officer (Principal executive officer)
Leonard S. Gudelski



/s/ Ronald E. Hermance, Jr.                Director, President and Chief Operating Officer     March 28, 2000
---------------------------------------    (Principal financial officer)
Ronald E. Hermance, Jr.



/s/ Verne S. Atwater                       Director                                            March 28, 2000
---------------------------------------
Verne S. Atwater



/s/ John D. Birchby                        Director                                            March 28, 2000
---------------------------------------
John D. Birchby



/s/ Kenneth L. Birchby                     Director                                            March 28, 2000
---------------------------------------
Kenneth L. Birchby



/s/ Victoria H. Bruni                      Director                                            March 28, 2000
---------------------------------------
Victoria H. Bruni



/s/ William J. Cosgrove                    Director                                            March 28, 2000
---------------------------------------
William J. Cosgrove



/s/ Andrew J. Egner, Jr.                   Director                                            March 28, 2000
---------------------------------------
Andrew J. Egner, Jr.



/s/ John W. Klie                           Director                                            March 28, 2000
---------------------------------------
John W. Klie

                 NAME                              TITLE              DATE
/s/ Donald O. Quest                        Director              March 28, 2000
---------------------------------------
Donald O. Quest



/s/ Arthur V. Wynne, Jr.                   Director              March 28, 2000
---------------------------------------
Arthur V. Wynne, Jr.

         (c)      Exhibits Required by Item 601 of Regulation S-K


EXHIBIT                                           DESCRIPTION

2.1        Amended and Restated Plan of Reorganization and Stock Issuance of Hudson City Savings Bank (1)
3.1        Certificate of Incorporation of Hudson City Bancorp, Inc. (1)
3.2        Bylaws of Hudson City Bancorp, Inc. (1)
4.1        Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)
4.2        Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)
4.3        Form of Stock Certificate of Hudson City Bancorp, Inc. (1)
10.1       Employee Stock Ownership Plan of Hudson City Savings Bank (1)
10.2       Profit Incentive Bonus Plan of Hudson City Savings Bank (1)
10.3       Supplementary Savings Plan of Hudson City Savings Bank (1)
10.4       Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)
10.5       Form of Employment Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and
           certain officers (1)
10.6       Form of One-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City
           Bancorp, Inc. and certain officers (1)
10.7       Form of Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City
           Bancorp, Inc. and certain officers (1)
10.8       Severance Pay Plan of Hudson City Savings Bank (1)
10.9       ESOP Restoration Plan of Hudson City Savings Bank (1)
10.10      Hudson City Savings Bank Outside Directors Consultation Plan (1)
10.11      Hudson City Savings Bank Supplemental Executive Retirement Plan (1)
10.12      Hudson City Savings Bank Annual Incentive Plan (1)
10.13      Hudson City Savings Bank Long-Term Incentive Plan (1)
10.14      Form of Post-Retirement Death Benefit for Senior Officers (1)
10.15      Hudson City Bancorp, Inc. 2000 Stock Option Plan (2)
10.16      Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan (2)
10.17      Amendment No. 1 to the Employee Stock Ownership Plan of Hudson City Savings Bank
10.18      Amendment No. 1 to the Profit Incentive Bonus Plan of Hudson City Savings Bank
10.19      Amendment No. 2 to the Profit Incentive Bonus Plan of Hudson City Savings Bank
11.1       Statement Re:  Computation of Per Share Earnings
21.1       Subsidiaries of Hudson City Bancorp, Inc. (1)
23.1       Consent of KPMG LLP
27.1       Financial Data Schedule (Submitted only with filing in electronic format)*

(1) Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.

(2) Incorporated herein by reference to the Exhibits to the Registrant's registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.