Form 10-Q
period 2000-03-31
HUDSON CITY BANCORP INC
filed 2000-05-11
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended:    MARCH 31, 2000
                                   --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to____________

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


      Yes         X             No
                 -----                    ----


            As of May 5, 2000, the registrant had 115,433,300 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 61,288,300 shares were held by Hudson City, MHC, the registrant's mutual holding company and 54,145,000 shares were held by the public and directors, officers and employees of the registrant.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                     Page 25

                               Contents of Report

                                                                                       Page
PART I - FINANCIAL INFORMATION                                                        Number
                                                                                    -----------
        Item 1. - Financial Statements

                Consolidated Statements of Financial Condition -
                March 31, 2000 (Unaudited) and December 31, 1999.................       3

                Consolidated Statements of Income (Unaudited) - For
                the three months ended March 31, 2000 and 1999...................       4

                Consolidated Statements of Cash Flows (Unaudited) -
                For the three months ended March 31, 2000 and 1999...............       5

                Notes to Consolidated Financial Statements.......................       6

        Item 2. - Management's Discussion and Analysis of Financial Condition
                and Results of Operations........................................      10

        Item 3. - Quantitative and Qualitative Disclosures About Market Risk.....      19


PART II - OTHER INFORMATION
        Item 1. - Legal Proceedings..............................................      21
        Item 2. - Changes in Securities and Use of Proceeds......................      22
        Item 3. - Defaults Upon Senior Securities................................      22
        Item 4. - Submission of Matters to a Vote of Security Holders............      22
        Item 5. - Other Information..............................................      22
        Item 6. - Exhibits and Reports on Form 8-K...............................      22


SIGNATURES.......................................................................      23

Explanatory Note: This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Hudson City Bancorp's interest rate spread or other income anticipated from operations and investments. As used in this Form 10-Q, "we" and "us" and "our" refer to Hudson City Bancorp, Inc. and its consolidated subsidiary Hudson City Savings Bank, depending on the context.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                    Hudson City Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition

                                                                                  March 31,         December 31,
                                                                                     2000               1999
                                                                                ------------       -------------
                                                                                (Unaudited)
                                                                                         (In thousands)
Assets
------
Cash and due from banks .................................................       $    69,136        $    84,239
Federal funds sold ......................................................            51,300            116,600
                                                                                -----------        -----------
        Total cash and cash equivalents .................................           120,436            200,839

Investment securities held to maturity, market value of $1,605 at
        March 31, 2000 and $1,348 at December 31, 1999 ..................             1,631              1,379
Investment securities available for sale, at market value ...............           839,033            812,058

Mortgage-backed securities held to maturity, market value of
        $3,247,320 at March 31, 2000 and $3,085,596 at December 31, 1999          3,256,667          3,097,072

Loans ...................................................................         4,458,702          4,305,875
        Less:
             Deferred loan fees .........................................            10,900             10,631
             Allowance for loan losses ..................................            20,613             20,010
                                                                                -----------        -----------
                   Net loans ............................................         4,427,189          4,275,234

Foreclosed real estate, net .............................................               580                367
Accrued income receivable ...............................................            52,119             51,970
Banking premises and equipment, net .....................................            31,779             31,200
Other assets ............................................................            48,339             48,746
                                                                                -----------        -----------
                   Total Assets .........................................       $ 8,777,773        $ 8,518,865
                                                                                ===========        ===========

Liabilities and Stockholders' Equity
------------------------------------
Deposits:
       Interest-bearing .................................................       $ 6,328,904        $ 6,379,929
       Noninterest-bearing ..............................................           332,888            308,115
                                                                                -----------        -----------
                   Total deposits .......................................         6,661,792          6,688,044
Borrowed funds ..........................................................           600,000            300,000
Accrued expenses and other liabilities ..................................            68,920             51,781
                                                                                -----------        -----------
                   Total liabilities ....................................         7,330,712          7,039,825
                                                                                -----------        -----------

Common stock, $0.01 par value, 800,000,000 shares authorized, 115,638,300
        issued and outstanding at March 31, 2000 and December 31, 1999 ..             1,156              1,156
Additional paid-in capital ..............................................           526,607            526,619
Retained earnings .......................................................         1,023,861          1,001,337
Unallocated common stock held by the employee stock
        ownership plan ..................................................           (50,074)           (22,109)
Unearned common stock held by the recognition and
        retention plan ..................................................           (27,819)                 -
Accumulated other comprehensive loss, net of tax ........................           (26,670)           (27,963)
                                                                                -----------        -----------
                   Total stockholders' equity ...........................         1,447,061          1,479,040
                                                                                -----------        -----------
                   Total Liabilities and Stockholders' Equity ...........       $ 8,777,773        $ 8,518,865
                                                                                ===========        ===========

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income

                                   (Unaudited)

                                                                                             For the three months ended
                                                                                                      March 31,
                                                                                   -----------------------------------------------
                                                                                         2000                           1999
                                                                                   --------------------          -----------------
                                                                                        (In thousands, except for share data)
Interest Income:
        Interest and fees on first mortgage loans ............................          $ 76,813                       $ 65,933
        Interest and fees on consumer and other loans ........................             2,266                          1,725
        Interest on mortgage-backed securities ...............................            50,050                         48,234
        Interest on investment securities held to maturity:
             Taxable .........................................................                16                             15
             Exempt from federal taxes .......................................                 7                              7
        Interest on investment securities available for sale-taxable .........            13,656                         13,489
        Interest on federal funds sold .......................................             1,249                            665
                                                                                        --------                       --------
                   Total interest income .....................................           144,057                        130,068
                                                                                        --------                       --------
Interest Expense:
        Interest on deposits .................................................            74,307                         74,790
        Interest on borrowed funds ...........................................             6,378                              -
                                                                                        --------                       --------
                   Total interest expense ....................................            80,685                         74,790
                                                                                        --------                       --------
                         Net interest income .................................            63,372                         55,278
                                                                                        --------                       --------
Provision for loan losses ....................................................               600                            600
                                                                                        --------                       --------
                         Net interest income after provision for loan losses..            62,772                         54,678
                                                                                        --------                       --------
Non-Interest Income:
       Service charges and other income ......................................             1,100                          1,206
                                                                                        --------                       --------
                   Total non-interest income .................................             1,100                          1,206
                                                                                        --------                       --------
Non-Interest Expense:
       Salaries and employee benefits ........................................            11,892                         10,915
       Net occupancy expense .................................................             3,209                          2,946
       Federal deposit insurance assessment ..................................               366                            200
       Amortization of goodwill ..............................................                 -                            360
       Computer and related services .........................................               220                            287
       Other expense .........................................................             3,177                          2,519
                                                                                        --------                       --------
                   Total non-interest expense ................................            18,864                         17,227
                                                                                        --------                       --------
                         Income before income tax expense ....................            45,008                         38,657
Income tax expense ...........................................................            16,702                         14,400
                                                                                        --------                       --------
                         Net income ..........................................          $ 28,306                       $ 24,257
                                                                                        ========                       ========
Basic earnings per share .....................................................          $   0.25                       $      -
                                                                                        ========                       ========
Diluted earnings per share ...................................................          $   0.25                       $      -
                                                                                        ========                       ========

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                                    For the three months ended
                                                                                                            March 31,
                                                                                               -------------------------------------
                                                                                                    2000                   1999
                                                                                               -------------         ---------------
                                                                                                          (In thousands)
Cash Flows from Operating Activities:
        Net income .....................................................................        $  28,306               $  24,257
        Adjustments to reconcile net income to net cash provided
        By operating activities:
             Depreciation, accretion and amortization expense ..........................            2,331                   1,943
             Provision for loan losses .................................................              600                     600
             Allocation of shares for employee benefit plans ...........................            1,293                       -
             Net proceeds from sale of foreclosed real estate ..........................              231                     593
             (Increase) decrease in accrued interest receivable ........................             (149)                    647
             Increase in other assets ..................................................             (385)                   (725)
             Increase in accrued expenses and other liabilities ........................           17,139                  13,574
                                                                                                ---------               ---------
Net Cash Provided by Operating Activities ..............................................           49,366                  40,889
                                                                                                ---------               ---------

Cash Flows from Investing Activities:
        Net increase in loans ..........................................................         (132,193)                (41,484)
        Purchases of loans .............................................................          (20,310)                (44,561)
        Principal collection of mortgage-backed securities .............................          147,282                 327,025
        Purchases of mortgage-backed securities ........................................         (308,972)               (364,488)
        Purchases of investment securities held to maturity ............................             (252)                      -
        Proceeds from maturities and calls of investment securities available for sale..              150                 374,023
        Purchases of investment securities available for sale ..........................          (25,000)               (455,749)
        Purchases of premises and equipment, net .......................................           (1,351)                   (471)
                                                                                                ---------               ---------
Net Cash Used in Investment Activities .................................................         (340,646)               (205,705)
                                                                                                ---------               ---------
Cash Flows from Financing Activities:
        Net (decrease) increase in deposits ............................................          (26,252)                 93,790
        Proceeds from borrowed funds ...................................................          300,000                       -
        Dividends paid .................................................................           (5,782)                      -
        Purchase of stock by the employee stock ownership plan .........................          (28,451)                      -
        Purchase of stock by the recognition and retention plan ........................          (28,638)                      -
                                                                                                ---------               ---------
Net Cash Provided by Financing Activities ..............................................          210,877                  93,790
                                                                                                ---------               ---------
Net Decrease in Cash and Cash Equivalents ..............................................          (80,403)                (71,026)

Cash and Cash Equivalents at Beginning of Period .......................................          200,839                 156,875
                                                                                                ---------               ---------
Cash and Cash Equivalents at End of Period .............................................        $ 120,436               $  85,849
                                                                                                =========               =========
Supplemental Disclosures:
       Interest paid ...................................................................        $  79,067               $  74,992
                                                                                                =========               =========
       Income taxes paid ...............................................................        $   1,791               $     361
                                                                                                =========               =========

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

1. - BASIS OF PRESENTATION

            Hudson City Bancorp, Inc. is a Delaware corporation organized in March 1999 by Hudson City Savings Bank in connection with the conversion and reorganization of Hudson City Savings from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure, referred to as the reorganization, as described more fully in Note 2. Prior to July 13, 1999, Hudson City Bancorp had not issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Accordingly, the unaudited financial statements, notes to the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented for periods prior to July 13, 1999 are solely for Hudson City Savings.

            In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. Certain information and note disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp's audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp's December 31, 1999 Annual Report on Form 10-K.

            Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $432,000 and $877,000 for the three month periods ended March 31, 2000 and 1999, respectively, did not result in cash receipts or cash payments.

2. - REORGANIZATION

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

            Hudson City Bancorp sold 54,350,000 shares of its common stock to the public, representing 47% of the outstanding shares, at $10.00 per share. Hudson City Bancorp received net proceeds of $527.6 million. An additional 61,288,300 shares, or 53% of the outstanding shares of Hudson City Bancorp, were issued to Hudson City, MHC. Additionally, Hudson City Bancorp has 200,000,000 shares, $0.01 par value, of preferred stock authorized but unissued.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


3. - COMPREHENSIVE INCOME

            Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale.

            Total comprehensive income during the periods indicated is as follows.

                                                                       For the three months ended
                                                                               March 31,
                                                           ---------------------------------------------------
                                                                   2000                          1999
                                                           ---------------------         ---------------------
                                                                             (In thousands)
Net income .........................................              $ 28,306                      $ 24,257
Other comprehensive income:
        Unrealized holding gain (loss) on securities
                available for sale .................                 1,293                        (3,973)
                                                                  --------                      --------
Total comprehensive income .........................              $ 29,599                      $ 20,284
                                                                  ========                      ========

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

            In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding includes all 61,288,300 shares issued to Hudson City, MHC. Also included are the employee stock ownership plan ("ESOP") shares previously allocated to participants, shares committed to be released for allocation to ESOP participants and shares vested for the Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan ("RRP") participants. ESOP shares that have been purchased but have not been committed to be released and RRP shares that have been purchased but have not been vested have not been considered in computing basic and diluted earnings per share.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                            For the Quarter Ended March 31, 2000
                                                        --------------------------------------------------------------------------
                                                             Income                         Shares                    Per Share
                                                          (Numerator)                   (Denominator)                  Amount
                                                        -----------------             -----------------              -------------
                                                                            (In thousands, except per share data)
Net income ......................................           $28,306
                                                            =======
Basic earnings per share:
       Income available to common shareholders...           $28,306                         112,264                      $  0.25
                                                                                                                         =======
Effect of dilutive common stock equivalents .....                 -                              39
                                                            -------                         -------
Diluted earnings per share:
       Income available to common shareholders...           $28,306                         112,303                      $  0.25
                                                            =======                         =======                      =======


5. - EMPLOYEE STOCK BENEFIT PLANS

             The ESOP is authorized to purchase up to 8%, or 4,348,000 shares, of Hudson City Bancorp common stock that was sold in the reorganization. Through March 31, 2000, the ESOP had purchased 3,882,375 shares at an average cost of $13.40 per share.

             The stockholders of Hudson City Bancorp, at a Special Meeting of Stockholders held on January 13, 2000, approved the adoption of the Hudson City Bancorp, Inc. 2000 Stock Option Plan and the Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan.

             Under the Stock Option Plan, Hudson City Bancorp has reserved 5,435,000 shares of Hudson City Bancorp common stock for issuance upon the exercise of options under the plan. As of March 31, 2000, total options of 4,497,000 had been granted under the plan. Options granted may be incentive stock options that qualify for special federal income tax treatment or non-qualified stock options that do not qualify for special federal income tax treatment. Incentive stock options are subject to additional restrictions under the Internal Revenue Code and the plan.

             Each option granted entitles the holder to purchase one share of Hudson City Bancorp's common stock at an exercise price of $13.875, equal to the fair market value on January 13, 2000, the date of grant. We expect that there will be no compensation cost attributable to these options as Hudson City will use the intrinsic value based method of accounting as the exercise price equaled the common stock price at the date of grant. These options will vest primarily over a five year period and will expire no later than ten years following the grant date.

             Under the RRP, Hudson City Bancorp established a trust to which it contributed certain amounts of money or property. The trustee invested the assets of the trust primarily in shares of Hudson City Bancorp's common stock that were used to make restricted stock awards. The stock purchases were made on the open market. The trust is authorized to purchase not more than 2,174,000 shares of Hudson City Bancorp common stock. As of March 31, 2000, the trust has purchased and awarded 1,966,100 shares.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

             As a general rule, these restricted stock grants are held in trust for the benefit of the award recipient until vested. Compensation cost attributable to these restricted stock awards was determined on January 13, 2000, the grant date of the awards. The compensation cost that was measured on the grant date will generally be expensed ratably over the five year vesting period.

             Any employee of Hudson City or any affiliate approved by the Board of Directors may be selected to receive option grants and restricted stock awards. Directors of Hudson City or any affiliate approved by the Board of Directors who are not employees or officers may also be selected to receive option grants and restricted stock awards. A committee of outside directors administers both the stock option plan and the RRP.

6. - STOCKHOLDERS' EQUITY

             On March 28, 2000, Hudson City Bancorp received the necessary regulatory approval to repurchase up to 5,781,915 shares of its common stock. This represents 5% of the total shares of common stock that are issued and outstanding. Under the approved stock repurchase program, Hudson City Bancorp will purchase the shares of common stock in the open market and other transactions from time-to-time, depending on market conditions. The repurchased shares are expected to be held as treasury stock for general corporate use. As of March 31, 2000 no shares had been repurchased under the program.

7. - SUBSEQUENT EVENT

             On April 13, 2000, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of seven cents ($0.07) per common share outstanding. The dividend is payable on June 1, 2000 to shareholders of record at the close of business on May 12, 2000.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

             Our total assets increased $258.9 million, or 3.0%, to $8.78 billion at March 31, 2000 from $8.52 billion at December 31, 1999. This increase, primarily funded by an increase in borrowed funds, was generally invested in mortgage loans and mortgage-backed securities.

             Loans increased $152.8 million, or 3.5%, to $4.46 billion at March 31, 2000 from $4.31 billion at December 31, 1999. For the three months ended March 31, 2000, we originated and purchased first mortgage loans of approximately $242.8 million. These originations and purchases were concentrated in one-to four-family residential mortgage loans. Mortgage-backed securities increased $159.6 million, or 5.1%, to $3.26 billion at March 31, 2000 from $3.10 billion at December 31, 1999. Investment securities available for sale increased $26.9 million, or 3.3%, to $839.0 million at March 31, 2000 from $812.1 million at December 31, 1999. These increases reflect our emphasis on the origination and purchase of one-to four-family first mortgage loans supplemented by the purchase of mortgage-backed securities and investment securities.

             These increases in interest-earning assets were partially offset by an $80.4 million, or 40.0%, decrease in total cash and cash equivalents to $120.4 million at March 31, 2000 from $200.8 million at December 31, 1999. The decrease in total cash and cash equivalents reflects the reduction from the higher level of planned liquidity that was maintained at December 31, 1999 for possible deposit outflows due to the general public's concern over the Year 2000 computer issue. The corrective measures implemented by Hudson City Savings resulted in a smooth transition to the new millennium for its computer systems and the higher levels of liquidity were no longer required. Banking premises and equipment, net increased $0.6 million, or 1.9%, to $31.8 million at March 31, 2000 from $31.2 million at December 31, 1999 primarily due to capital expenditures incurred for the expansion of our branch network.

             At March 31, 2000, total liabilities were $7.33 billion, an increase of 4.1%, or $290.9 million, compared with $7.04 billion at December 31, 1999. Total deposits decreased $26.3 million, or 0.4%, to $6.66 billion at March 31, 2000 from $6.69 billion at December 31, 1999. Interest-bearing deposits decreased $51.0 million, or 0.8%, to $6.33 billion at March 31, 2000 from $6.38 billion at December 31, 1999. The decrease in interest-bearing deposits reflects a $40.7 million, or 0.8%, decrease in time deposits to $4.95 billion at March 31, 2000 from $4.99 billion at December 31, 1999 and a $9.8 million, or 2.1%, decrease in money market accounts to $477.0 million at March 31, 2000 from $486.8 million at December 31, 1999. We believe the decrease in interest-bearing deposits is due in part to the continued investment by the public in equity markets, particularly mutual funds, as an alternative to financial institution deposits. The decrease in interest-bearing deposits was partially offset by an

                            Hudson City Bancorp, Inc.
                                    Form 10-Q



increase in noninterest-bearing deposits, particularly bank checks, of $24.8 million, or 8.0%, to $332.9 million at March 31, 2000 from $308.1 million at December 31, 1999. Borrowed funds, consisting entirely of securities sold under agreements to repurchase, increased $300.0 million, or 100.0%, to $600.0 million at March 31, 2000 from $300.0 million at December 31, 1999. These borrowed funds were used to offset the decrease in total deposits as well as fund asset growth through our capital management strategy. This strategy generated additional earnings through a positive interest rate spread on the borrowed funds that were invested.

             Accrued expenses and other liabilities increased $17.1 million, or 33.0%, to $68.9 million at March 31, 2000 from $51.8 million at December 31, 1999. This increase is primarily due to an increase in accrued income taxes payable due to the timing of estimated tax payments.

             Total stockholders' equity decreased $32.0 million, or 2.2%, to $1.45 billion at March 31, 2000 from $1.48 billion at December 31, 1999. The decrease was primarily due to increases in common stock held by employee stock benefit plans. Unallocated common stock held by the ESOP decreased stockholders' equity $28.0 million primarily due to purchases of Hudson City Bancorp common stock by the plan. The balance in unearned common stock held by the RRP was $27.8 million at March 31, 2000 primarily due to purchases of Hudson City Bancorp common stock by the plan. Stockholders' equity also decreased $5.8 million in the first quarter of 2000 due to the declaration and payment of a cash dividend to common stockholders. These decreases to stockholders' equity were partially offset by net income of $28.3 million for the first quarter of 2000 and a decrease of $1.3 million in accumulated other comprehensive loss due to slight increases in the market values of our investment securities available for sale.

             At March 31, 2000, the ratio of total stockholders' equity to total assets was 16.49% compared with 17.36% at December 31, 1999. For the three months ended March 31, 2000, average stockholders' equity to average assets was 17.01% compared with 14.60% for the year ended December 31, 1999. Stockholders' equity per common share was $13.16 at March 31, 2000 compared with $12.99 at December 31, 1999.

             Average Balance Sheet. The table on the following page presents certain information regarding Hudson City Bancorp's financial condition and net interest income for the three month periods ended March 31, 2000 and 1999. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earnings assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees which we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q



                                                                               For the Three Months Ended March 31,
                                                              ----------------------------------------------------------------------
                                                                                               2000
                                                              ----------------------------------------------------------------------
                                                                   Average                                            Average
                                                                   Balance                   Interest                Yield/Cost
                                                              -------------------          --------------         -----------------
                                                                                      (Dollars in thousands)
Assets:
Interest-earning assets:
    First mortgage loans, net (1).....................     $           4,235,832        $         76,813                   7.25  %
    Consumer and other loans..........................                   114,249                   2,266                   7.93
    Federal funds sold................................                    90,091                   1,249                   5.58
    Mortgage-backed securities........................                 3,157,298                  50,050                   6.34
    Investment securities.............................                   878,828                  13,679                   6.23
                                                              -------------------          --------------
        Total interest-earning assets.................                 8,476,298                 144,057                   6.80
                                                                                           --------------
Noninterest-earning assets............................                   145,211
                                                              -------------------
        Total assets..................................     $           8,621,509
                                                              ===================
Liabilities and stockholders' equity:
Interest-bearing liabilities:
    Savings accounts..................................     $             799,534        $          5,040                   2.54
    Interest-bearing demand accounts..................                    96,689                     507                   2.11
    Money market accounts.............................                   480,731                   3,201                   2.68
    Time deposits.....................................                 4,960,578                  65,559                   5.32
                                                              -------------------          --------------
        Total deposits................................                 6,337,532                  74,307                   4.72
    Borrowed funds....................................                   432,418                   6,378                   5.93
                                                              -------------------          --------------
        Total interest-bearing liabilities............                 6,769,950                  80,685                   4.79
                                                              -------------------          --------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits......................                   311,636
    Other noninterest-bearing liabilities.............                    73,476
                                                              -------------------
        Total noninterest-bearing liabilities.........                   385,112
                                                              -------------------
    Total liabilities.................................                 7,155,062
    Stockholders' equity..............................                 1,466,447
                                                              -------------------
        Total liabilities and stockholders' equity....     $           8,621,509
                                                              ===================
Net interest income/net interest rate spread (2)......                                  $         63,372                   2.01  %
                                                                                           ==============
Net interest-earning assets/net interest margin (3)...     $           1,706,348                                           2.97  %
                                                              ===================
Ratio of interest-earning assets to
    Interest-bearing liabilities......................                                                                     1.25  X

                                                                          For the Three Months Ended March 31,
                                                          --------------------------------------------------------------------
                                                                                          1999
                                                          --------------------------------------------------------------------
                                                                  Average                                        Average
                                                                  Balance                  Interest             Yield/Cost
                                                             ------------------          --------------      -----------------
                                                                                 (Dollars in thousands)
Assets:
Interest-earning assets:
    First mortgage loans, net (1).....................    $          3,570,318        $         65,933                   7.39   %
    Consumer and other loans..........................                  86,159                   1,725                   8.01
    Federal funds sold................................                  60,311                     665                   4.47
    Mortgage-backed securities........................               3,066,938                  48,234                   6.29
    Investment securities.............................                 852,374                  13,511                   6.34
                                                             ------------------          --------------
        Total interest-earning assets.................               7,636,100                 130,068                   6.81
                                                                                         --------------
Noninterest-earning assets............................                 167,129
                                                             ------------------
        Total assets..................................    $          7,803,229
                                                             ==================
Liabilities and stockholders' equity:
Interest-bearing liabilities:
    Savings accounts..................................    $            831,763        $          5,391                   2.63
    Interest-bearing demand accounts..................                  97,051                     506                   2.11
    Money market accounts.............................                 502,224                   3,439                   2.78
    Time deposits.....................................               5,101,152                  65,454                   5.20
                                                             ------------------          --------------
        Total deposits................................               6,532,190                  74,790                   4.64
    Borrowed funds....................................                       -                       -                      -
                                                             ------------------          --------------
        Total interest-bearing liabilities............               6,532,190                  74,790                   4.64
                                                             ------------------          --------------
Noninterest-bearing liabilities:
    Noninterest-bearing deposits......................                 299,093
    Other noninterest-bearing liabilities.............                  58,403
                                                             ------------------
        Total noninterest-bearing liabilities.........                 357,496
                                                             ------------------
    Total liabilities.................................               6,889,686
    Stockholders' equity..............................                 913,543
                                                             ------------------
        Total liabilities and stockholders' equity....    $          7,803,229
                                                             ==================
Net interest income/net interest rate spread (2)......                                $         55,278                   2.17   %
                                                                                         ==============
Net interest-earning assets/net interest margin (3)...    $          1,103,910                                           2.84   %
                                                             ==================
Ratio of interest-earning assets to
    Interest-bearing liabilities......................                                                                   1.17  X

-----------------

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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
1999

             General. Net income was $28.3 million for the three months ended March 31, 2000, an increase of $4.0 million, or 16.5%, from net income of $24.3 million for the three months ended March 31, 1999. Basic and diluted earnings per common share were $0.25 for the three months ended March 31, 2000. The increase in net income was attributable to an increase of $14.0 million in interest income, offset in part by increases of $5.9 million in interest expense, $1.7 million in non-interest expense and $2.3 million in income tax expense. Our annualized return on average assets for the three month period ended March 31, 2000 was 1.31% compared with 1.24% for the three month period ended March 31, 1999. Our annualized return on average equity for the first quarter of 2000 was 7.72% compared with 10.62% for the first quarter of 1999 primarily due to the additional equity received in connection with the reorganization.

             Interest Income. Total interest income increased $14.0 million, or 10.8%, to $144.1 million for the three months ended March 31, 2000 compared with $130.1 million for the three months ended March 31, 1999. Interest and fees on first mortgage loans increased $10.9 million, or 16.5%, to $76.8 million for the three months ended March 31, 2000 compared with $65.9 million for the three months ended March 31, 1999. Interest on mortgage-backed securities increased $1.9 million, or 3.9%, to $50.1 million for the three months ended March 31, 2000 compared with $48.2 million for the three months ended March 31, 1999.

             The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $840.2 million, or 11.0%, to $8.48 billion for the three month period ended March 31, 2000 compared with $7.64 billion for the three month period ended March 31, 1999. This increase was primarily attributable to a $665.5 million, or 18.6%, increase in the average balance of first mortgage loans, net to $4.24 billion for the three month period ended March 31, 2000 compared with $3.57 billion for the three month period ended March 31, 1999. The average balance of consumer and other loans increased $28.0 million, or 32.5%, to $114.2 million for the three month period ended March 31, 2000 compared with $86.2 million for the three month period ended March 31, 1999. The average balance of mortgage-backed securities increased $90.4 million, or 2.9%, to $3.16 billion for the three month period ended March 31, 2000 compared with $3.07 billion for the corresponding 1999 period. The average balance of investment securities for the three month period ended March 31, 2000 was $878.8 million, an increase of $26.4 million, or 3.1%, from the average balance of $852.4 million for the corresponding three month period in 1999. The increases in the average balances of these interest-earning assets reflect the use of the net new cash received during the reorganization and the decline of prepayment activity, year-to-year, primarily due to the increase in interest rates experienced during 1999 and the first quarter of 2000. These increases also reflect internal growth, financed by borrowed funds and consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing investment securities and mortgage-backed securities to manage interest rate risk.

             The impact on interest income from the growth in the average balance of total interest-earning assets was slightly offset by a decrease in the annualized average yield on interest-earning assets to 6.80% for the three month period ended March 31, 2000 compared with 6.81% for the corresponding 1999 period. The annualized average yield on first mortgage loans, net decreased 14 basis points to 7.25% for the first quarter of 2000 compared with 7.39% for the first quarter of 1999. The annualized average yield on mortgage-backed securities increased to 6.34% for the three month period ended March 31, 2000 compared with 6.29% for the three month period ended March 31, 1999. The

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


annualized average yield on investment securities decreased 11 basis points to 6.23% for the three month period ended March 31, 2000 compared with 6.34% for the corresponding 1999 period. The decreased annualized average yield on first mortgage loans, net reflects the origination of primarily fixed rate mortgage loans during late 1998 through most of 1999 at lower interest rates due to the prevailing market rate conditions during that time period. The slight increase in the annualized average yield on mortgage-backed securities reflects the interest rate adjustments in late 1999 and the first quarter of 2000 due to the increasing market rate environment. The decrease in the annualized average yield of investment securities was primarily due to the reinvestment, at lower market interest rates, of the proceeds resulting from the significant amount of calls and maturities of such securities during the first half of 1999.

             Interest Expense. Total interest expense increased $5.9 million, or 7.9%, to $80.7 million for the three month period ended March 31, 2000 compared with $74.8 million for the three month period ended March 31, 1999. Interest expense on deposits decreased $0.5 million, or 0.7%, to $74.3 million for the three months ended March 31, 2000 compared with $74.8 million for the three months ended March 31, 1999. Interest expense on borrowed funds for the quarter ended March 31, 2000 was $6.4 million. There were no borrowed funds during the first quarter of 1999.

             The increase in interest expense was in part attributable to an increase in the average balance of interest-bearing liabilities of $237.8 million, or 3.6%, to $6.77 billion for the three months ended March 31, 2000 compared with $6.53 billion for the corresponding 1999 period. The decrease in interest expense on deposits is reflective of a decrease in the average balance of interest-bearing deposits of $194.7 billion, or 3.0%, to $6.34 billion for the three month period ended March 31, 2000 compared with $6.53 billion for the three month period ended March 31, 1999. Within the interest-bearing deposit mix, the average balance of time deposits decreased $140.6 million, or 2.8%, to $4.96 billion for the first quarter of 2000 compared with $5.10 billion for the first quarter of 1999. The decrease in the average balance of interest-bearing deposits primarily reflects the use by our depositors of approximately $110.0 million of funds on deposit with Hudson City Savings Bank to fund their Hudson City Bancorp common stock purchases during the reorganization and the continued investment by the public in equity markets, particularly mutual funds, as an alternative to financial institution deposits. The increase in the overall average balance of total interest-bearing liabilities resulted from the $432.4 million increase in the average balance of borrowed funds for the quarter ended March 31, 2000, as there were no borrowed funds outstanding during the first quarter of 1999. Borrowed funds are being used to offset the decrease in the average balance of interest-bearing deposits and to fund asset growth consistent with our capital management strategy.

             The increase in interest expense was also attributable to a 15 basis point increase in the annualized average cost of interest-bearing liabilities to 4.79% for the quarter ended March 31, 2000 from 4.64% for the corresponding 1999 quarter. The annualized average cost of interest-bearing deposits increased 8 basis points to 4.72% for the three month period ended March 31, 2000 compared with 4.64% for the three month period ended March 31, 1999. Within the interest-bearing deposit mix, the annualized average cost of time deposits increased 12 basis points to 5.32% for the first quarter of 2000 compared with 5.20% for the corresponding 1999 quarter. The increase in the annualized average cost of interest-bearing deposits reflects the rising market rate environment during 1999 and the first quarter of 2000 and the fact that the majority of our time deposits can reprice within one year. The annualized average cost of borrowed funds for the first quarter of 2000 was 5.93%. Since our borrowed funds had a higher average cost than our deposits, our increase in borrowings added to the overall increase in our annualized average cost of interest-bearing liabilities.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

             Net Interest Income. Net interest income increased $8.1 million, or 14.6%, to $63.4 million for the three month period ended March 31, 2000 compared with $55.3 million for the three month period ended March 31, 1999. This increase primarily reflects the increase in the average balance of first mortgage loans, net and our other investments due to the use of the net proceeds from the reorganization and the additional earnings generated on the borrowed funds that were invested. Our net interest rate spread, the difference between the annualized average yield on average total interest-earning assets and the annualized average cost of total interest-bearing liabilities, decreased 16 basis points to 2.01% for the three month period ended March 31, 2000 compared with 2.17% for the corresponding 1999 period. Our net interest margin, represented by net interest income divided by average total interest-earning assets, increased 13 basis points to 2.97% for the first quarter of 2000 compared with 2.84% for the first quarter of 1999. The decrease in the net interest rate spread reflects the rising market rate environment during 1999 and the first quarter of 2000 and the fact that our interest-bearing liabilities reprice faster than our interest-earning assets. The increase in the net interest margin reflects the increase in the average balance of interest-earning assets due to the investment of the net cash proceeds from the reorganization.

             Provision for Loan Losses. Our provision for loan losses for the first quarter of both 2000 and 1999 was $0.6 million. The allowance for loan losses increased $0.6 million, or 3.0%, to $20.6 million at March 31, 2000 from $20.0 million at December 31, 1999. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $1.2 million, or 8.6%, to $15.2 million at March 31, 2000 from $14.0 million at December 31, 1999. There were no loan charge-offs during the first quarter of 2000. The current level of the provision for loan losses and the increase in the allowance for loan losses reflects the growth of the loan portfolio and the increase in non-performing loans.

             At March 31, 2000, the ratio of non-performing loans to total loans was 0.34% compared with 0.33% at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 135.44% at March 31, 2000 compared with 142.65% at December 31, 1999. The ratio of non-performing assets to total assets was 0.18% at March 31, 2000 compared with 0.17% at December 31, 1999. The ratio of the allowance for loan losses to total loans was 0.46% at March 31, 2000 and December 31, 1999.

             Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.

             Non-Interest Income. Total non-interest income, consisting primarily of service fees and other income, decreased $0.1 million, or 8.3%, to $1.1 million for the three month period ended March 31, 2000 compared with $1.2 million for the corresponding 1999 period. This decrease is primarily due to a decrease in fees received for insurance purchased by our customers on their mortgage loans.

             Non-Interest Expense. Total non-interest expense increased $1.7 million, or 9.9%, to $18.9 million for the three months ended March 31, 2000 compared with $17.2 million for the three months ended March 31, 1999. Salaries and employee benefits increased $1.0 million, or 9.2%, to $11.9 million for the quarter ended March 31, 2000 compared with $10.9 million for the quarter ended

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

March 31, 1999, primarily due to expense recognized in 2000 for the ESOP and RRP. There was no comparable expense recognized in the first quarter of 1999.

             Net occupancy expense increase $0.3 million, or 10.3%, to $3.2 million for the quarter ended March 31, 2000 compared with $2.9 million for the corresponding 1999 quarter. The increase is primarily due to increases in maintenance and repairs of banking premises and equipment.

             The federal deposit insurance assessment increased primarily due to an industry wide increase in the premiums charged for deposit insurance by the FDIC. Goodwill was fully amortized as of December 31, 1999, resulting in no amortization expense for the quarter ended March 31, 2000.

             Other expenses increased $0.7 million, or 28.0%, to $3.2 million for the quarter ended March 31, 2000 compared with $2.5 million for the corresponding 1999 quarter. The increase was primarily due to operating expenses incurred in the first quarter of 2000 related to our existence as a public company, such as increased fees for professional services and expense related to the RRP allocation of common stock to non-officer directors. There were no comparable expenses in the first quarter of 1999.

             Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 29.26% for the first quarter of 2000 compared with 30.50% for the first quarter of 1999. Our ratio of non-interest expense to average assets was 0.88% for the first quarter of both 2000 and 1999. These favorable ratios reflect our continuing efforts to control operating costs.

             Income Taxes. Income tax expense increased $2.3 million, or 16.0%, to $16.7 million for the three month period ended March 31, 2000 compared with $14.4 million for the three month period ended March 31, 1999. The increase is primarily due to an increase in income before income tax expense of $6.3 million, or 16.3%. The effective tax rate remained relatively stable at 37.1% for the three month period ended March 31, 2000 compared with 37.3% for the corresponding 1999 period.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

             The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, borrowed funds and funds provided by our operations. We also have a written agreement that allows us to borrow up to $25.0 million in federal funds from a correspondent bank. We have recently been approved for membership in the FHLB-NY, which will provide us access to additional sources of borrowed funds. Membership in the FHLB-NY will require the purchase of FHLB stock.

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

             Our primary investing activities are the origination and purchase of one-to four-family real estate loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. We originated and purchased loans of approximately $259.1 million during the first quarter of 2000 compared with $332.8 million during the first quarter of 1999. The decrease is primarily due to the increasing interest rate environment which caused a decrease in prepayments and refinancings. Purchases of mortgage-backed securities during the first quarter of 2000 were $309.0 million compared with $364.5 million for the first quarter of 1999. Purchases of investment securities were $25.3 million and $455.7 for the first quarters of 2000 and 1999, respectively. During the first quarter of 1999, the high volume of calls of investment securities necessitated the reinvestment of the proceeds, which resulted in the high level of purchases during the period.

             These investing activities are generally funded by principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities, funds provided by our operating activities, borrowings and deposits. Principal repayments on loans and mortgage-backed securities totaled $253.0 million during the first quarter of 2000 compared to $573.3 million during the first quarter of 1999. Maturities and calls of investment securities totaled $0.2 million during the first quarter of 2000 compared with $374.0 million during the first quarter of 1999 due to the lower interest rate environment during 1999. During the first quarter of 2000, we borrowed additional funds of $300.0 million through the use of securities sold under agreements to repurchase. These borrowings are being used to offset the decrease in deposits as well as fund asset growth through our capital management strategy.

             During the first quarter of 2000, purchases of common stock by the employee stock benefit plans were $57.1 million. These plans were not in existence in the first quarter of 1999 and were substantially funded as of March 31, 2000.

             Total deposits decreased $26.3 million during the first quarter of 2000 compared with an increase of $93.8 million during the corresponding 1999 quarter. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors, including equity markets, and other factors. Time deposit accounts scheduled to mature within one year were $4.20 billion at March 31, 2000. Based on our deposit retention experience and current pricing strategy, we anticipate

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

             At March 31, 2000, Hudson City Savings had outstanding loan commitments to borrowers of approximately $158.5 million, and available home equity and overdraft lines of credit of approximately $55.8 million. There were commitments to purchase mortgage-backed securities at March 31, 2000 of $3.5 million. In addition to funding these commitments, we have $50.0 million of borrowed funds maturing in each of the next six months.

             On January 13, 2000, the Board of Directors declared a quarterly cash dividend of five cents ($0.05) per common share outstanding for a dividend payout ratio of 20.0%. The dividend was paid on March 31, 2000 to stockholders of record at the close of business on March 17, 2000. On April 13, 2000, the Board of Directors declared a quarterly cash dividend of seven cents ($0.07) per common share. The dividend is payable on June 1, 2000 to stockholders of record at the close of business on May 12, 2000.

             During the first quarter of 2000, we opened a new branch location in Ocean County. We plan to open three additional new branch locations during 2000. The expenditures related to their establishment are not expected to have a material impact on our financial position or results of operations. We do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

             On March 28, 2000, Hudson City Bancorp received the necessary regulatory approval to repurchase up to 5,781,915 shares of its common stock. This represents 5% of the total shares of common stock that are issued and outstanding. Under the approved stock repurchase program, Hudson City Bancorp will purchase the shares of common stock in the open market and other transactions from time-to-time, depending on market conditions. The repurchased shares are expected to be held as treasury stock for general corporate use. As of March 31, 2000, no shares had been repurchased under the program.

             At March 31, 2000, we exceeded each of the applicable regulatory capital requirements of the FRB and the FDIC. Hudson City Bancorp's leverage (Tier 1) capital was $1.47 billion, or 17.09%, at March 31, 2000 and its risk-based total capital ratio was 54.47%. In addition, Hudson City Savings' leverage (Tier 1) capital was $1.21 billion, or 13.97%, and its risk-based total capital ratio was 44.78% at March 31, 2000. In order to be classified as "well-capitalized" by the FDIC, we were required to have leverage (Tier 1) capital of $432.5 million, or 5.00%. To be classified as a well-capitalized bank by the FDIC and as a well-capitalized bank holding company by the FRB, we must also have a Tier 1 risk-based capital ratio of 6.00% and a risk-based total capital ratio of 10.00%.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


Item 3. - Quantitative and Qualitative Disclosures About Market Risk

             Quantitative and qualitative disclosure about market risk is presented as of December 31, 1999 in Hudson City Bancorp's Annual Report on Form 10-K. The following is an update of the discussion provided therein.

             General. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, concentrated in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first quarter of 2000 and did not have any such hedging transactions in place at March 31, 2000. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

             Interest Rate Risk Compliance. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 1999. Assuming a 100 basis point interest rate increase, the present value of equity would decrease $168.6 million, or 11.29%, at March 31, 2000 relative to the base (no rate change) scenario, compared with a $146.0 million, or 9.33%, decrease at December 31, 1999 relative to the base scenario. Assuming a 100 basis point interest rate decrease, the present value of equity would increase $152.8 million, or 10.23%, at March 31, 2000 relative to the base scenario, compared with a $131.2 million, or 8.38%, decrease at December 31, 1999 relative to the base scenario.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q



GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2000 which we anticipate to reprice or mature in each of the future time periods shown. We have excluded non-accrual loans from the table.


                                                                   At March 31, 2000
                                                    -----------------------------------------------
                                                                                   More than
                                                       Six months                  six months
                                                        or less                    to one year
                                                    ------------------          -------------------
                                                                 (Dollars in thousands)
Interest-earning assets:
     First mortgage loans....................    $           389,885         $            390,531
     Consumer and other loans................                 27,449                          634
     Federal funds sold......................                 51,300                            -
     Mortgage-backed securities..............              1,281,887                    1,123,911
     Investment securities...................                    249                           25
                                                    ------------------          -------------------
          Total interest-earning assets......              1,750,770                    1,515,101
                                                    ------------------          -------------------
Interest-bearing liabilities:
     Savings accounts........................                 20,826                       23,033
     Interest-bearing demand accounts........                  2,498                        2,498
     Money market accounts...................                117,868                      117,869
     Time deposits...........................              3,067,982                    1,117,862
     Borrowed funds..........................                300,000                            -
                                                    ------------------          -------------------
          Total interest-bearing liabilities.              3,509,174                    1,261,262
                                                    ------------------          -------------------


Interest rate sensitivity gap...............     $        (1,758,404)        $            253,839
                                                    ==================          ===================


Cumulative interest rate sensitivity
     gap.....................................    $        (1,758,404)        $         (1,504,565)
                                                    ==================          ===================


Cumulative interest rate sensitivity gap
     as a percent of total assets............                (20.03)   %                  (17.14)   %

Cumulative interest-earning assets
     as a percent of interest-bearing
     liabilities.............................                 49.89    %                   68.46    %




                                                                  At March 31, 2000
                                                  --------------------------------------------------
                                                                                     More than
                                                        More than                    two years
                                                       one year to                    to three
                                                        two years                       years
                                                     -------------------          ------------------
                                                                  (Dollars in thousands)
Interest-earning assets:
     First mortgage loans....................     $            491,823         $           423,579
     Consumer and other loans................                    1,536                       2,867
     Federal funds sold......................                        -                           -
     Mortgage-backed securities..............                  212,681                     102,423
     Investment securities...................                      547                       5,596
                                                     -------------------          ------------------
          Total interest-earning assets......                  706,587                     534,465
                                                     -------------------          ------------------
Interest-bearing liabilities:
     Savings accounts........................                  199,121                     238,945
     Interest-bearing demand accounts........                   24,980                      29,976
     Money market accounts...................                  119,252                     119,558
     Time deposits...........................                  708,109                      37,911
     Borrowed funds..........................                        -                           -
                                                     -------------------          ------------------
          Total interest-bearing liabilities.                1,051,462                     426,390
                                                     -------------------          ------------------


Interest rate sensitivity gap...............      $           (344,875)        $           108,075
                                                     ===================          ==================


Cumulative interest rate sensitivity
     gap.....................................     $         (1,849,440)        $        (1,741,365)
                                                     ===================          ==================


Cumulative interest rate sensitivity gap
     as a percent of total assets............                  (21.07)   %                  (19.84)  %

Cumulative interest-earning assets
     as a percent of interest-bearing
     liabilities.............................                   68.23    %                   72.13   %



                                                                              At March 31, 2000
                                                ----------------------------------------------------------------------------
                                                    More than
                                                   three years
                                                     to five                      More than
                                                      years                      five  years                   Total
                                                ---------------------          ------------------         ------------------
                                                                           (Dollars in thousands)
Interest-earning assets:
     First mortgage loans....................   $            560,824         $         2,069,720        $         4,326,362
     Consumer and other loans................                 19,992                      67,360                    119,838
     Federal funds sold......................                      -                           -                     51,300
     Mortgage-backed securities..............                 88,569                     447,196                  3,256,667
     Investment securities...................                453,811                     380,436                    840,664
                                                   -------------------          ------------------         ------------------
          Total interest-earning assets......              1,123,196                   2,964,712                  8,594,831
                                                   -------------------          ------------------         ------------------
Interest-bearing liabilities:
     Savings accounts........................                159,297                     159,297                    800,519
     Interest-bearing demand accounts........                 19,984                      19,985                     99,921
     Money market accounts...................                  1,229                       1,231                    477,007
     Time deposits...........................                 19,593                           -                  4,951,457
     Borrowed funds..........................                 50,000                     250,000                    600,000
                                                   -------------------          ------------------         ------------------
          Total interest-bearing liabilities.                250,103                     430,513                  6,928,904
                                                   -------------------          ------------------         ------------------


Interest rate sensitivity gap...............    $            873,093         $         2,534,199        $         1,665,927
                                                   ===================          ==================         ==================


Cumulative interest rate sensitivity
     gap.....................................   $           (868,272)        $         1,665,927
                                                   ===================          ==================


Cumulative interest rate sensitivity gap
     as a percent of total assets............                (9.89)    %                  18.98    %

Cumulative interest-earning assets
     as a percent of interest-bearing
     liabilities.............................                86.64     %                 124.04    %

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

             Following the Appellate Division's decision in the Appeal, the Supreme Court of New Jersey granted a motion for leave to appeal on or about November 18, 1998 and a motion for leave to cross-appeal on or about January 27, 1999. The Supreme Court of New Jersey heard oral arguments on September 27, 1999. On December 9, 1999, the Supreme Court of New Jersey unanimously ruled that lenders may charge borrowers an attorney review fee with regard to loan documents prepared, or submitted by, or at the direction of the borrowers' attorneys or the borrowers, whether or not the borrowers are represented by counsel and regardless of whether such review is "extra work" for the lenders. In addition, the Court unanimously held that the New Jersey statute regulating such attorney review fees is preempted in the case of federally chartered institutions by federal banking regulations. In response to the Court's decision, the Smith action was dismissed with prejudice.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q



Item 2. - Changes in Securities and Use of Proceeds
                        Not applicable.

Item 3. - Defaults Upon Senior Securities
                        Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

        On January 13, 2000 a special meeting of stockholders of Hudson
City Bancorp, Inc. was held to consider and vote on certain matters. The results are indicated below.

        Proposal 1 - Approval of the Hudson City Bancorp, Inc. 2000 Stock Option Plan


                                               Non-MHC Shares                              MHC Shares
                                               --------------                              ----------
For:                                                41,627,344                              61,288,300
Against:                                             3,394,043                                       -
Abstained:                                             416,338                                       -

        Proposal 2 - Approval of the Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan

                                               Non-MHC Shares                              MHC Shares
                                               --------------                              ----------
For:                                                41,002,329                              61,288,300
Against:                                             3,979,400                                       -
Abstained:                                             455,996                                       -

        Proposal 3 - Authorization of the Board of Directors, in its discretion, to direct the vote of proxies upon such matters incident to the conduct of the special meeting as may properly come before the special meeting, and any adjournment or postponement thereof, including, without limitation, a motion to adjourn the special meeting. Please note that at this time we are not aware of any such business.

                                               Non-MHC Shares                              MHC Shares
                                               --------------                              ----------
For:                                                 41,134,199                              61,288,300
Against:                                              3,701,106                                       -
Abstained:                                              548,951                                       -

Note: There were 53,469 broker held non-voted shares represented at the Special
Meeting with respect to this matter.


        With respect to Proposal 1 and Proposal 2, which were required by the FDIC to be approved by more than a majority of the outstanding shares of Hudson City Bancorp that are not held by Hudson City, MHC, a majority of such shares were voted FOR.

Item 5. - Other Information
             Not applicable.

Item 6. - Exhibits and Reports on Form 8-K
             (a)   Exhibit Number 27 - Financial Data Schedule
             (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Hudson City Bancorp, Inc.

Date:   May 8, 2000                 By:    /s/ Leonard S. Gudelski
                                           -------------------------------------
                                           Leonard S. Gudelski
                                           Chairman and Chief Executive Officer

Date:   May 8, 2000                 By:    /s/ Ronald E. Hermance, Jr.
                                           -------------------------------------
                                           Ronald E. Hermance, Jr.
                                           President and Chief Operating Officer