Form 10-Q
period 2000-06-30
HUDSON CITY BANCORP INC
filed 2000-08-11
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:             JUNE 30, 2000
                                            -------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from                        to
                               ----------------------    ----------------------

                        Commission File Number: 0-26001


                           HUDSON CITY BANCORP, INC.
                          --------------------------
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

                                 (201) 967-1900
                               ----------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    [X]          No   [ ]

         As of August 7, 2000, the registrant had 114,846,300 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 61,288,300 shares were held by Hudson City, MHC, the registrant's mutual holding company and 53,558,000 shares were held by the public and directors, officers and employees of the registrant.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q

                               Contents of Report

                                                                                                        Page
PART I - FINANCIAL INFORMATION                                                                         Number
                                                                                                     -----------
         Item 1. - Financial Statements

                  Consolidated Statements of Financial Condition -
                  June 30, 2000 (Unaudited) and December 31, 1999................                             3

                  Consolidated Statements of Income (Unaudited) - For the three and six
                  months ended June 30, 2000 and 1999............................                             4

                  Consolidated Statements of Cash Flows (Unaudited) - For the six months
                  ended June 30, 2000 and 1999...................................                             5

                  Notes to Consolidated Financial Statements.....................                             6

         Item 2. - Management's Discussion and Analysis of Financial Condition and Results of
                   Operations....................................................                            10

         Item 3. - Quantitative and Qualitative Disclosures About Market Risk....                            23


PART II - OTHER INFORMATION

         Item 1. - Legal Proceedings.............................................                            25

         Item 2. - Changes in Securities and Use of Proceeds.....................                            25

         Item 3. - Defaults Upon Senior Securities...............................                            25

         Item 4. - Submission of Matters to a Vote of Security Holders...........                            25

         Item 5. - Other Information.............................................                            25

         Item 6. - Exhibits and Reports on Form 8-K..............................                            25

SIGNATURES.......................................................................                            26

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

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                    Hudson City Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition

                                                                                           June 30,               December 31,
                                                                                             2000                     1999
                                                                                        ---------------          ---------------
                                                                                         (Unaudited)
                                                                                                    (In thousands)
Assets
------
Cash and due from banks..................................................             $         70,308        $          84,239
Federal funds sold.......................................................                       25,100                  116,600
                                                                                        ---------------          ---------------
                Total cash and cash equivalents..........................                       95,408                  200,839


Investment securities held to maturity, market value of $1,457 at
       June 30, 2000 and $1,348 at December 31, 1999.....................                        1,481                    1,379
Investment securities available for sale, at market value................                      840,032                  812,058

Federal Home Loan Bank  of New York stock................................                       20,000                        -

Mortgage-backed securities held to maturity, market value of
       $3,163,016 at June 30, 2000 and $3,085,596 at December 31, 1999...                    3,174,521                3,097,072

Loans....................................................................                    4,645,751                4,305,875
       Less:
           Deferred loan fees............................................                       11,472                   10,631
           Allowance for loan losses.....................................                       21,218                   20,010
                                                                                        ---------------          ---------------
                Net loans................................................                    4,613,061                4,275,234

Foreclosed real estate, net..............................................                          669                      367
Accrued interest receivable..............................................                       57,951                   51,970
Banking premises and equipment, net......................................                       32,060                   31,200
Other assets.............................................................                       53,763                   48,746
                                                                                        ---------------          ---------------

                Total Assets.............................................             $      8,888,946        $       8,518,865
                                                                                        ===============          ===============
Liabilities and Stockholders' Equity
------------------------------------
Deposits:
   Interest-bearing......................................................             $      6,281,987        $       6,379,929
   Noninterest-bearing...................................................                      343,455                  308,115
                                                                                        ---------------          ---------------
           Total deposits................................................                    6,625,442                6,688,044
Borrowed funds...........................................................                      750,000                  300,000
Accrued expenses and other liabilities...................................                       56,899                   51,781
                                                                                        ---------------          ---------------
           Total liabilities.............................................                    7,432,341                7,039,825

Common stock, $0.01 par value, 800,000,000 shares authorized 115,638,300 shares issued, 115,161,300 shares outstanding at June 30, 2000,
     115,638,300 shares outstanding at December 31, 1999.................                        1,156                    1,156
Additional paid-in capital...............................................                      526,619                  526,619
Retain earnings..........................................................                    1,044,739                1,001,337
Treasury stock, at cost(477,000 shares at June 30, 2000).................                       (7,210)                       -
Unallocated common stock held by the employee stock
    ownership plan.......................................................                      (56,377)                 (22,109)
Unearned common stock held by the recognition and
    retention plan.......................................................                      (26,395)                       -
Accumulated other comprehensive loss, net of tax.........................                      (25,927)                 (27,963)
                                                                                        ---------------          ---------------
           Total stockholders' equity....................................                    1,456,605                1,479,040
                                                                                        ---------------          ---------------

           Total Liabilities and Stockholders' Equity....................             $      8,888,946        $      8,518,865
                                                                                        ===============          ===============

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                     For the three months                 For the six months
                                                                        ended June 30,                      ended June 30,
                                                                -------------------------------     -------------------------------
                                                                    2000               1999              2000               1999
                                                                ------------       ------------     ------------       ------------
                                                                                            (Unaudited)
                                                                                 (In thousands, except share data)
Interest Income:
      Interest and fees on first mortgage loans......       $        79,950    $        67,105     $    156,763     $    133,038
      Interest and fees on consumer and other loans..                 2,544              1,765            4,810            3,490
      Interest on mortgage-backed securities.........                52,962             47,642          103,012           95,876
      Interest on investment securities held to maturity:
          Taxable....................................                    18                 15               34               30
          Exempt from federal taxes..................                     6                  7               13               14
      Interest on investment securities available
           for sale-taxable..........................                13,698             13,667           27,354           27,156
      Dividends on Federal Home Loan Bank
           of New York stock.........................                    94             -                    94           -
      Interest on federal funds sold.................                 1,110                598            2,359            1,263
                                                                ------------       ------------      -----------      -----------
             Total interest income...................               150,382            130,799          294,439          260,867
                                                                ------------       ------------      -----------      -----------
Interest Expense:
      Interest on deposits...........................                76,718             74,911          151,025          149,701
      Interest on borrowed funds.....................                10,180             -                16,558           -
                                                                ------------       ------------      -----------      -----------
             Total interest expense..................                86,898             74,911          167,583          149,701
                                                                ------------       ------------      -----------      -----------
                Net interest income..................                63,484             55,888          126,856          111,166

Provision for loan losses............................                   600                550            1,200            1,150
                                                                ------------       ------------      -----------      -----------

                Net interest income after provision
                     for loan losses.................                62,884             55,338          125,656          110,016
                                                                ------------       ------------      -----------      -----------

Non-Interest Income:
      Service charges and other income...............                 1,186              1,141            2,286            2,347
      Gains on securities transactions, net..........                -                       1           -                     1
                                                                ------------       ------------      -----------      -----------
             Total non-interest income...............                 1,186              1,142            2,286            2,348
                                                                ------------       ------------      -----------      -----------

Non-Interest Expense:
      Salaries and employee benefits.................                12,165             10,807           24,057           21,722
      Net occupancy expense..........................                 3,309              2,930            6,518            5,876
      Federal deposit insurance assessment...........                   355                197              721              397
      Amortization of goodwill.......................                -                     360           -                   720
      Computer and related services..................                   194                319              414              606
      Other expense..................................                 3,950              2,332            7,127            4,851
                                                                ------------       ------------      -----------      -----------
             Total non-interest expense..............                19,973             16,945           38,837           34,172
                                                                ------------       ------------      -----------      -----------
                Income before income tax expense.....                44,097             39,535           89,105           78,192

Income tax expense...................................                15,149             14,600           31,851           29,000
                                                                ------------       ------------      -----------      -----------

                Net income...........................       $        28,948    $        24,935     $     57,254     $     49,192
                                                                ============       ============      ===========      ===========

Basic earnings per share.............................       $          0.26    $        -          $       0.52     $     -
                                                                ============       ============      ===========      ===========

Diluted earnings per share...........................       $          0.26    $        -          $       0.52     $     -
                                                                ============       ============      ===========      ===========

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                 For the six months ended
                                                                                                         June 30,
                                                                                             ----------------------------------
                                                                                                 2000                1999
                                                                                             -------------       --------------
                                                                                                      (In thousands)
Cash Flows from Operating Activities:
       Net income....................................................................     $        57,254     $        49,192
       Adjustments to reconcile net income to net cash provided
       by operating activities:
             Depreciation, accretion and amortization expense........................               4,133               4,084
             Provision for loan losses...............................................               1,200               1,150
             Gain on net securities transactions.....................................                   -                  (1)
             Deferred tax expense....................................................              (2,350)             (1,220)
             Allocation of shares for employee benefit plans.........................               3,219                   -
             Net proceeds from sale of foreclosed real estate........................                 476               1,511
             Increase in accrued interest receivables................................              (5,981)             (3,451)
             Increase in other assets................................................              (3,914)             (2,586)
             Increase (decrease) in accrued expenses and other liabilities...........               5,118                (313)
                                                                                             -------------       --------------
Net Cash Provided by Operating Activities............................................              59,155              48,366
                                                                                             -------------       --------------

Cash Flows from Investing Activities:
       Net increase in loans.........................................................            (302,894)           (139,566)

       Purchases of loans............................................................             (35,854)            (48,129)

       Principal collection of mortgage-backed securities............................             320,529             627,232
       Purchases of mortgage-backed securities.......................................            (401,514)           (665,727)
       Proceeds from maturities and calls of investment securities held to maturity..                 150                  15
       Purchases of investment securities held to maturity...........................                (252)                  -
       Proceeds from maturities and calls of investment securities available for
       sale..........................................................................                 350             423,630
       Purchases of investment securities available for sale.........................             (25,000)           (700,350)
       Purchase of Federal Home Loan Bank of New York stock..........................             (20,000)                  -
       Purchases of premises and equipment, net......................................              (2,555)             (1,116)
                                                                                             -------------       --------------
Net Cash Used in Investment Activities...............................................            (467,040)           (504,011)
                                                                                             -------------       --------------
Cash Flows from Financing Activities:
       Net (decrease) increase in deposits...........................................             (62,602)            420,453
       Proceeds from borrowed funds..................................................             750,000                   -
       Principal payments on borrowed funds..........................................            (300,000)                  -
       Dividends paid................................................................             (13,852)                  -
       Purchases of stock by the employee stock ownership plan.......................             (35,244)                  -
       Purchases of stock by the recognition and retention plan......................             (28,638)                  -
       Purchases of treasury stock...................................................              (7,210)                  -
                                                                                             -------------       --------------
Net Cash Provided by Financing Activities............................................             302,454             420,453
                                                                                             -------------       --------------

Net Decrease in Cash and Cash Equivalents............................................            (105,431)            (35,192)

Cash and Cash Equivalents at Beginning of Period.....................................             200,839             156,875
                                                                                             -------------       --------------

Cash and Cash Equivalents at End of Period...........................................     $        95,408     $       121,683
                                                                                             =============       ==============
Supplemental Disclosures:
       Interest paid.................................................................     $       163,422     $       149,414
                                                                                             =============       ==============

       Income taxes paid.............................................................     $        40,830     $        31,796
                                                                                             =============       ==============

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

         In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. Certain information and note disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp's audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp's December 31, 1999 Annual Report on Form 10-K.

         Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $766,000 and $1,070,000 for the six month periods ended June 30, 2000 and 1999, respectively, did not result in cash receipts or cash payments.

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

         Total comprehensive income during the periods indicated is as follows.

                                                         For the three months                       For the six months
                                                            ended June 30,                            ended June 30,
                                                      2000               1999                2000                1999
                                                 ---------------     --------------     ---------------      --------------
Net income.................................   $        28,948     $        24,935    $        57,254      $        49,192
Other comprehensive income:
     Unrealized holding gain (loss)
         on securities available for sale..               743             (6,653)              2,036             (10,626)
                                                 ---------------     --------------     ---------------      --------------

Total comprehensive income.................   $        29,691     $        18,282    $        59,290      $        38,566
                                                 ===============     ==============     ===============      ==============

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

                                                                     For the three months ended June 30, 2000
                                                             ----------------------------------------------------------
                                                                Income                 Shares              Per Share
                                                              (Numerator)           (Denominator)            Amount
                                                             --------------        ----------------       -------------
                                                                       (In thousands, except per share data)
Net income........................................       $          28,948
                                                             ==============
Basic earnings per share:
       Income available to common stockholders....       $          28,948                 109,415     $          0.26
                                                                                                          =============
Effect of dilutive common stock equivalents.......                       -                     407
                                                             --------------        ----------------
Diluted earnings per share:
       Income available to common stockholders....       $          28,948                 109,822     $          0.26
                                                             ==============        ================       =============


                                                                      For the six months ended June 30, 2000
                                                             ----------------------------------------------------------
                                                                Income                 Shares              Per Share
                                                              (Numerator)           (Denominator)            Amount
                                                             --------------        ----------------       -------------
                                                                      (In thousands, except per share data)
Net income........................................       $          57,254
                                                             ==============
Basic earnings per share:
       Income available to common stockholders....       $          57,254                 110,839     $          0.52
                                                                                                          =============
Effect of dilutive common stock equivalents.......                       -                     129
                                                             --------------        ----------------
Diluted earnings per share:
       Income available to common stockholders....       $          57,254                 110,968     $          0.52
                                                             ==============        ================       =============


5. - EMPLOYEE STOCK BENEFIT PLANS

         The ESOP is authorized to purchase up to 8%, or 4,348,000 shares, of Hudson City Bancorp common stock that was sold in the reorganization. Through June 30, 2000, the ESOP had purchased the entire amount of shares authorized at an average cost of $13.53 per share.

         The stockholders of Hudson City Bancorp, at a Special Meeting of Stockholders held on January 13, 2000, approved the adoption of the Hudson City Bancorp, Inc. 2000 Stock Option Plan and the Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan.

         Under the Stock Option Plan, Hudson City Bancorp has reserved 5,435,000 shares of Hudson City Bancorp common stock for issuance upon the exercise of options under the plan. As of June 30, 2000, total options of 4,497,000 had been granted under the plan, of which 13,000 shares have been forfeited by employees. Options granted may be incentive stock options that qualify for special federal income tax treatment or non-qualified stock options that do not qualify for special federal income tax treatment. Incentive stock options are subject to additional restrictions under the Internal Revenue Code and the plan.

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

Hudson City uses the intrinsic value based method of accounting. These options will vest primarily over a five year period and will expire no later than ten years following the grant date.

         Under the RRP, Hudson City Bancorp established a trust to which it contributed certain amounts of money. The trustee invested the assets of the trust primarily in shares of Hudson City Bancorp's common stock that were used to make restricted stock awards. The stock purchases were made on the open market. The trust is authorized to purchase not more than 2,174,000 shares of Hudson City Bancorp common stock. As of June 30, 2000, the trust had purchased and awarded 1,966,100 shares.

         As a general rule, these restricted stock grants are held in trust for the benefit of the award recipient until vested. Compensation cost attributable to these restricted stock awards was determined on January 13, 2000, the grant date of the awards. The compensation cost that was measured on the grant date is being expensed ratably over the five year vesting period.

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

6. - STOCKHOLDERS' EQUITY

         On March 28, 2000, Hudson City Bancorp received the necessary regulatory approval to repurchase up to 5,781,915 shares of its common stock. This represents 5% of the total shares of common stock that were issued and outstanding at that date. Under the approved stock repurchase program, Hudson City Bancorp will purchase the shares of common stock in the open market and other transactions from time-to-time, depending on market conditions. The repurchased shares are expected to be held as treasury stock for general corporate use. As of June 30, 2000, we had repurchased 477,000 shares under the program at an average cost of $15.12 per share.

7. - SUBSEQUENT EVENTS

         On July 13, 2000, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of eight cents ($0.08) per common share outstanding. The dividend is payable on September 1, 2000 to stockholders of record at the close of business on August 11, 2000.

         At our first annual meeting of stockholders held on July 13, 2000, the stockholders of Hudson City Bancorp approved the election of four incumbent directors, approved amendments to two existing stock benefit plans, and ratified the appointment of the independent auditors for the upcoming year.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

         Our total assets increased $370.1 million, or 4.3%, to $8.89 billion at June 30, 2000 from $8.52 billion at December 31, 1999. This increase, funded by borrowed funds, was generally reflected in increases in mortgage loans and mortgage-backed securities.

         Loans increased $339.9 million, or 7.9%, to $4.65 billion at June 30, 2000 from $4.31 billion at December 31, 1999. For the three and six months ended June 30, 2000, we originated and purchased first mortgage loans of approximately $295.4 million and $538.1 million, respectively. These originations and purchases were concentrated in one-to four-family residential mortgage loans. Mortgage-backed securities increased $77.4 million, or 2.5%, to $3.17 billion at June 30, 2000 from $3.10 billion at December 31, 1999. Investment securities available for sale increased $27.9 million, or 3.4%, to $840.0 million at June 30, 2000 from $812.1 million at December 31, 1999. These increases continue to reflect our emphasis on the origination and purchase of one-to four-family first mortgage loans supplemented by the purchase of mortgage-backed securities and investment securities. Due to our recent membership in the Federal Home Loan Bank of New York ("FHLB"), we purchased FHLB stock of $20.0 million. We are currently required to purchase approximately $54.0 million of additional FHLB stock by April 30, 2001.

         These increases in interest-earning assets were partially offset by an $105.4 million, or 52.5%, decrease in total cash and cash equivalents to $95.4 million at June 30, 2000 from $200.8 million at December 31, 1999. The decrease in total cash and cash equivalents reflects the reduction from the higher level of planned liquidity that was maintained at December 31, 1999 due to the general public's concern over the Year 2000 computer issue. Banking premises and equipment, net increased $0.9 million, or 2.9%, to $32.1 million at June 30, 2000 from $31.2 million at December 31, 1999 primarily due to capital expenditures incurred for the expansion of our branch network. Other assets increased $5.1 million, or 10.5%, to $53.8 million at June 30, 2000 from $48.7 million at December 31, 1999 primarily due to routine increases in prepaid expenses.

         At June 30, 2000, total liabilities were $7.43 billion, an increase of 5.6%, or $392.5 million, compared with $7.04 billion at December 31, 1999. This increase reflects our increased borrowings offset in part by a decrease in total deposits. Borrowed funds, consisting entirely of securities sold under agreements to repurchase, increased $450.0 million to $750.0 million at June 30, 2000 from $300.0 million at December 31, 1999. These borrowed funds were used to offset the decrease in total deposits as well as fund asset growth consistent with our capital management strategy. This strategy generated additional earnings through a positive interest rate spread on the borrowed funds that were invested. Total deposits decreased $62.6 million, or 0.9%, to $6.63 billion at June 30, 2000 from $6.69

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

billion at December 31, 1999. Interest-bearing deposits decreased $97.9 million, or 1.5%, to $6.28 billion at June 30, 2000 from $6.38 billion at December 31, 1999. The decrease in interest-bearing deposits reflects a $54.7 million, or 1.1%, decrease in time deposits to $4.94 billion at June 30, 2000 from $4.99 billion at December 31, 1999, a $22.5 million, or 4.6%, decrease in money market accounts to $464.3 million at June 30, 2000 from $486.8 million at December 31, 1999, and an $18.2 million, or 2.3%, decrease in regular savings deposits to $785.9 million at June 30, 2000 from $804.1 million at December 31, 1999. We believe the decrease in interest-bearing deposits is due in part to the continued intense competition in the banking and financial services industry. The decrease in interest-bearing deposits was partially offset by an increase in noninterest-bearing deposits, particularly bank checks and demand deposits, of $35.4 million, or 11.5%, to $343.5 million at June 30, 2000 from $308.1 million at December 31, 1999. This increase is partially attributable to the introduction of a free checking account product during the second quarter of 2000.

         Accrued expenses and other liabilities increased $5.1 million, or 9.8%, to $56.9 million at June 30, 2000 from $51.8 million at December 31, 1999. This increase is primarily due to an increase in accrued interest payable on borrowed funds.

         Total stockholders' equity decreased $22.4 million, or 1.5%, to $1.46 billion at June 30, 2000 from $1.48 billion at December 31, 1999. The decrease was primarily due to purchases of common stock for employee stock benefit plans and the implementation of our stock repurchase program. Unallocated common stock held by the ESOP decreased stockholders' equity $34.3 million primarily due to purchases of Hudson City Bancorp common stock by the plan. The balance in unearned common stock held by the RRP was $26.4 million at June 30, 2000, primarily due to purchases of Hudson City Bancorp common stock by the plan. Treasury stock purchased during the second quarter of 2000 decreased stockholders' equity by $7.2 million. Stockholders' equity also decreased $13.9 million due to the declaration of cash dividends to common stockholders during the first six months of 2000. These decreases to stockholders' equity were partially offset by net income of $57.3 million for the first six months of 2000 and a decrease of $2.1 million in accumulated other comprehensive loss due to slight increases in the market values of our investment securities available for sale.

         At June 30, 2000, the ratio of total stockholders' equity to total assets was 16.39% compared with 17.36% at December 31, 1999. For the six months ended June 30, 2000, the ratio of average stockholders' equity to average assets was 16.71% compared with 14.60% for the year ended December 31, 1999. Stockholders' equity per common share was $13.34 at June 30, 2000 compared with $12.99 at December 31, 1999.

         Average Balance Sheets. The tables on the following pages present certain information regarding Hudson City Bancorp's financial condition and net interest income for the three and six month periods ended June 30, 2000 and 1999. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees which we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                      For the Three Months Ended June 30,
                                                               ---------------------------------------------------
                                                                                    2000
                                                               ------------------------------------------------
                                                                 Average                             Average
                                                                 Balance             Interest      Yield/Cost
                                                               -------------        ----------     ------------
                                                                           (Dollars in thousands)
Assets:
Interest-earning assets:
     First mortgage loans, net (1)....................      $     4,370,069      $     79,950             7.32  %
     Consumer and other loans.........................              126,396             2,544             8.05
     Federal funds sold...............................               71,611             1,110             6.23
     Mortgage-backed securities.......................            3,206,801            52,962             6.61
     FHLB stock.......................................                5,495                94             6.84
     Investment securities............................              883,379            13,722             6.21
                                                               -------------        ----------
        Total interest-earning assets.................            8,663,751           150,382             6.94
                                                                                    ----------
Noninterest-earning assets............................              145,979
                                                               -------------
        Total assets..................................      $     8,809,730
                                                               =============
Liabilities and stockholders' equity:
Interest-bearing liabilities:
     Savings accounts.................................      $       791,230      $      4,982             2.53
     Interest-bearing demand accounts.................               97,124               517             2.14
     Money market accounts............................              467,945             3,109             2.67
     Time deposits....................................            4,942,661            68,110             5.54
                                                               -------------        ----------
        Total deposits................................            6,298,960            76,718             4.90
     Borrowed funds...................................              670,330            10,180             6.11
                                                               -------------        ----------
        Total interest-bearing liabilities............            6,969,290            86,898             5.01
                                                               -------------        ----------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits.....................              321,791
     Other noninterest-bearing liabilities............               71,473
                                                               -------------
        Total noninterest-bearing liabilities.........              393,264
                                                               -------------
     Total liabilities................................            7,362,554

     Stockholders' equity.............................            1,447,176
                                                               -------------
        Total liabilities and stockholders' equity....      $     8,809,730
                                                               =============
Net interest income/net interest rate spread (2)......                           $     63,484             1.93  %
                                                                                    ==========
Net interest-earning assets/net interest margin (3)...      $     1,694,461                               2.91  %
                                                               =============
Ratio of interest-earning assets to interest-bearing
     liabilities......................................                                                     1.24  X

                                                                     For the Three Months Ended June 30,
                                                            ----------------------------------------------------
                                                                                     1999
                                                                ------------------------------------------------
                                                                   Average                            Average
                                                                   Balance            Interest      Yield/Cost
                                                                --------------       ----------     ------------
                                                                                (Dollars in thousands)
Assets:
Interest-earning assets:
     First mortgage loans, net (1)....................       $      3,662,291     $     67,105             7.33  %
     Consumer and other loans.........................                 88,089            1,765             8.01
     Federal funds sold...............................                 53,401              598             4.49
     Mortgage-backed securities.......................              3,093,812           47,642             6.16
     FHLB stock.......................................                      -                -                -
     Investment securities............................                879,829           13,689             6.22
                                                                --------------       ----------
        Total interest-earning assets.................              7,777,422          130,799             6.73
                                                                                     ----------
Noninterest-earning assets............................                162,420
                                                                --------------
        Total assets..................................       $      7,939,842
                                                                ==============
Liabilities and stockholders' equity:
Interest-bearing liabilities:
     Savings accounts.................................       $        883,567     $      5,800             2.63
     Interest-bearing demand accounts.................                 98,541              519             2.11
     Money market accounts............................                504,147            3,488             2.78
     Time deposits....................................              5,155,118           65,104             5.07
                                                                --------------       ----------
        Total deposits................................              6,641,373           74,911             4.53
     Borrowed funds...................................                      -                -                -
                                                                --------------       ----------
        Total interest-bearing liabilities............              6,641,373           74,911             4.53
                                                                --------------       ----------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits.....................                308,203
     Other noninterest-bearing liabilities............                 55,627
                                                                --------------
        Total noninterest-bearing liabilities.........                363,830
                                                                --------------
     Total liabilities................................              7,005,203

     Stockholders' equity.............................                934,639
                                                                --------------
        Total liabilities and stockholders' equity....       $      7,939,842
                                                                ==============
Net interest income/net interest rate spread (2)......                            $     55,888             2.20  %
                                                                                     ==========
Net interest-earning assets/net interest margin (3)...       $      1,136,049                              2.86  %
                                                                ==============
Ratio of interest-earning assets to interest-bearing
     liabilities......................................                                                     1.17  X

--------------------------------------------------------

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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                      For the Six Months Ended June 30,
                                                               ---------------------------------------------------
                                                                                    2000
                                                               ------------------------------------------------
                                                                 Average                             Average
                                                                 Balance             Interest      Yield/Cost
                                                               -------------        ----------     ------------
                                                                              (Dollars in thousands)
Assets:
Interest-earning assets:
     First mortgage loans, net(1)........................   $     4,302,951      $    156,763             7.29  %
     Consumer and other loans............................           120,322             4,810             8.00
     Federal funds sold..................................            80,851             2,359             5.87
     Mortgage-backed securities..........................         3,182,050           103,012             6.47
     FHLB stock..........................................             2,747                94             6.84
     Investment securities...............................           881,104            27,401             6.22
                                                               -------------        ----------
        Total interest-earning assets....................         8,570,025           294,439             6.87
                                                                                    ----------
Noninterest-earning assets...............................           145,598
                                                               -------------
        Total assets.....................................   $     8,715,623
                                                               =============
Liabilities and stockholders' equity:
Interest-bearing liabilities:
     Savings accounts....................................   $       795,383      $     10,022             2.53
     Interest-bearing demand accounts....................            96,906             1,024             2.12
     Money market accounts...............................           474,338             6,310             2.68
     Time deposits.......................................         4,951,619           133,669             5.43
                                                               -------------        ----------
        Total deposits...................................         6,318,246           151,025             4.81
     Borrowed funds......................................           551,374            16,558             6.04
                                                               -------------        ----------
        Total interest-bearing liabilities...............         6,869,620           167,583             4.91
                                                               -------------        ----------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits........................           316,715
     Other noninterest-bearing liabilities...............            72,479
                                                               -------------
        Total noninterest-bearing liabilities............           389,194
                                                               -------------
     Total liabilities...................................         7,258,814
     Stockholders' equity................................         1,456,809
                                                               -------------
        Total liabilities and stockholders' equity.......   $     8,715,623
                                                               =============
Net interest income/net interest rate spread (2).........                        $    126,856             1.96  %
                                                                                    ==========
Net interest-earning assets/net interest margin (3)......   $     1,700,405                               2.94  %
                                                               =============
Ratio of interest-earning assets to
     interest-bearing liabilities........................                                                 1.25  X

                                                                          For the Six Months Ended June 30,
                                                           -------------------------------------------------------
                                                                                       1999
                                                                  ------------------------------------------------
                                                                     Average                            Average
                                                                     Balance            Interest      Yield/Cost
                                                                  --------------       ----------     ------------
                                                                                 (Dollars in thousands)
Assets:
Interest-earning assets:
     First mortgage loans, net(1)........................      $      3,616,558     $    133,038             7.36  %
     Consumer and other loans............................                87,129            3,490             8.01
     Federal funds sold..................................                56,837            1,263             4.48
     Mortgage-backed securities..........................             3,080,449           95,876             6.22
     FHLB stock..........................................                     -                -                -
     Investment securities...............................               866,177           27,200             6.28
                                                                  --------------       ----------
        Total interest-earning assets....................             7,707,150          260,867             6.77
                                                                                       ----------
Noninterest-earning assets...............................               164,727
                                                                  --------------
        Total assets.....................................      $      7,871,877
                                                                  ==============
Liabilities and stockholders' equity:
Interest-bearing liabilities:
     Savings accounts....................................      $        857,808     $     11,191             2.63
     Interest-bearing demand accounts....................                97,800            1,025             2.11
     Money market accounts...............................               503,190            6,927             2.78
     Time deposits.......................................             5,128,284          130,558             5.13
                                                                  --------------       ----------
        Total deposits...................................             6,587,082          149,701             4.58
     Borrowed funds......................................                     -                -                -
                                                                  --------------       ----------
        Total interest-bearing liabilities...............             6,587,082          149,701             4.58
                                                                  --------------       ----------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits........................               303,676
     Other noninterest-bearing liabilities...............                56,970
                                                                  --------------
        Total noninterest-bearing liabilities............               360,646
                                                                  --------------
     Total liabilities...................................             6,947,728
     Stockholders' equity................................               924,149
                                                                  --------------
        Total liabilities and stockholders' equity.......      $      7,871,877
                                                                  ==============
Net interest income/net interest rate spread (2).........                           $    111,166             2.19  %
                                                                                       ==========
Net interest-earning assets/net interest margin (3)......      $      1,120,068                              2.85  %
                                                                  ==============
Ratio of interest-earning assets to
     interest-bearing liabilities........................                                                    1.17  X

--------------------------------------------------------

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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND
1999

         General. Net income was $28.9 million for the three months ended June 30, 2000, an increase of $4.0 million, or 16.1%, from net income of $24.9 million for the three months ended June 30, 1999. Basic and diluted earnings per common share were $0.26 for the three months ended June 30, 2000. The increase in net income was attributable to an increase of $19.6 million in interest income, offset in part by increases of $12.0 million in interest expense and $3.1 million in non-interest expense. Our annualized return on average assets for the three month period ended June 30, 2000 was 1.31% compared with 1.26% for the three month period ended June 30, 1999. Our annualized return on average equity for the second quarter of 2000 was 8.00% compared with 10.67% for the second quarter of 1999. This decrease in the annualized return on average equity was primarily due to the additional equity received in connection with the reorganization.

         Interest Income. Total interest income increased $19.6 million, or 15.0%, to $150.4 million for the three months ended June 30, 2000 compared with $130.8 million for the three months ended June 30, 1999. Interest and fees on first mortgage loans increased $12.9 million, or 19.2%, to $80.0 million for the three months ended June 30, 2000 compared with $67.1 million for the three months ended June 30, 1999. Interest on mortgage-backed securities increased $5.4 million, or 11.3%, to $53.0 million for the three months ended June 30, 2000 compared with $47.6 million for the three months ended June 30, 1999.

         The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $886.3 million, or 11.4%, to $8.66 billion for the three month period ended June 30, 2000 compared with $7.78 billion for the three month period ended June 30, 1999. This increase was primarily attributable to a $707.8 million, or 19.3%, increase in the average balance of first mortgage loans, net to $4.37 billion for the three month period ended June 30, 2000 compared with $3.66 billion for the three month period ended June 30, 1999. The average balance of mortgage-backed securities increased $113.0 million, or 3.7%, to $3.21 billion for the three month period ended June 30, 2000 compared with $3.09 billion for the corresponding 1999 period. The average balance of consumer and other loans increased $38.3 million, or 43.5%, to $126.4 million for the three month period ended June 30, 2000 compared with $88.1 million for the three month period ended June 30, 1999. The average balance of investment securities for the three month period ended June 30, 2000 was $883.4 million, an increase of $3.6 million, or 0.4%, from the average balance of $879.8 million for the corresponding three month period in 1999. The average balance of FHLB stock for the second quarter of 2000 was $5.5 million. We did not own FHLB stock in 1999. The increases in the average balances of interest-earning assets reflect the use of the net new cash received during the reorganization. In addition, we experienced a decline in prepayment activity, year-to-year, primarily due to the increase in interest rates experienced during 1999 and the first half of 2000. These increases in the average balances also reflect internal growth that was financed by borrowed funds and was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to manage interest rate risk.

         The increase in interest income was also attributable to an increase in the annualized average yield on interest-earning assets to 6.94% for the three month period ended June 30, 2000 compared with 6.73% for the corresponding 1999 period. The annualized average yield on first mortgage loans, net decreased slightly to 7.32% for the second quarter of 2000 compared with 7.33% for the second quarter of 1999. The annualized average yield on mortgage-backed securities increased 45 basis points to 6.61% for the three month period ended June 30, 2000 compared with 6.16% for the three month

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

period ended June 30, 1999. The annualized average yield on investment securities decreased slightly to 6.21% for the three month period ended June 30, 2000 compared with 6.22% for the corresponding 1999 period. The reason for the relatively flat annualized average yield on first mortgage loans, net, in this current rising interest rate environment, is due to the slow-down in prepayment activity during the period, and a shift, year-to-year, in the composition of our mortgage originations to a higher percentage of adjustable-rate products, which have lower initial interest rates. The increase in the annualized average yield on mortgage-backed securities reflects the increases in market interest rates in the third and fourth quarters of 1999 and the first and second quarters of 2000. The annualized average yield of investment securities remained stable primarily due to the minimal amounts of calls and maturities resulting from the increasing interest rate environment, and our strategy of investing available funds in loans and mortgage-backed securities, which currently generate higher yields than investment securities.

         Interest Expense. Total interest expense increased $12.0 million, or 16.0%, to $86.9 million for the three month period ended June 30, 2000 compared with $74.9 million for the three month period ended June 30, 1999. Interest expense on deposits increased $1.8 million, or 2.4%, to $76.7 million for the three months ended June 30, 2000 compared with $74.9 million for the three months ended June 30, 1999. Interest expense on borrowed funds for the quarter ended June 30, 2000 was $10.2 million. There were no borrowed funds during the second quarter of 1999.

         The increase in interest expense was attributable in part to an increase in the average balance of interest-bearing liabilities of $327.9 million, or 4.9%, to $6.97 billion for the three months ended June 30, 2000 compared with $6.64 billion for the corresponding 1999 period. The increase in the overall average balance of total interest-bearing liabilities resulted from the $670.3 million increase in the average balance of borrowed funds for the quarter ended June 30, 2000, as there were no borrowed funds outstanding during the second quarter of 1999. Borrowed funds are being used to offset the decrease in the average balance of interest-bearing deposits and to fund asset growth consistent with our capital management strategy. We experienced a decrease in the average balance of interest-bearing deposits of $342.4 million, or 5.2%, to $6.30 billion for the three month period ended June 30, 2000 compared with $6.64 billion for the three month period ended June 30, 1999. Within the interest-bearing deposit mix, the average balance of time deposits decreased $212.5 million, or 4.1%, to $4.94 billion for the second quarter of 2000 compared with $5.16 billion for the second quarter of 1999. The average balance of regular savings deposits decreased $92.4 million, or 10.5%, to $791.2 million for the quarter ended June 30, 2000 compared with $883.6 million for the quarter ended June 30, 1999. The decrease in the average balance of interest-bearing deposits primarily reflects the use by our depositors of approximately $110.0 million of funds on deposit with Hudson City Savings Bank to fund their Hudson City Bancorp common stock purchases during the reorganization, the inclusion in the average balance of regular savings deposits, in the second quarter of 1999, of the cash received from the sale of Hudson City Bancorp's common stock, and the continued intense competition in the banking and financial services industry.

         The increase in interest expense was also attributable to a 48 basis point increase in the annualized average cost of interest-bearing liabilities to 5.01% for the quarter ended June 30, 2000 from 4.53% for the corresponding 1999 quarter. The annualized average cost of interest-bearing deposits increased 37 basis points to 4.90% for the three month period ended June 30, 2000 compared with 4.53% for the three month period ended June 30, 1999. Within the interest-bearing deposit mix, the annualized average cost of time deposits increased 47 basis points to 5.54% for the second quarter of 2000 compared with 5.07% for the corresponding 1999 quarter. The increase in the annualized

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

average cost of interest-bearing deposits reflects the rising market rate environment during 1999 and the first half of 2000 and the fact that the majority of our time deposits can reprice within one year. The annualized average cost of borrowed funds for the second quarter of 2000 was 6.11%. Since our borrowed funds had a higher average cost than our existing deposits, our increase in borrowings added to the overall increase in our annualized average cost of interest-bearing liabilities.

         Net Interest Income. Net interest income increased $7.6 million, or 13.6%, to $63.5 million for the three month period ended June 30, 2000 compared with $55.9 million for the three month period ended June 30, 1999. This increase primarily reflects the increase in the average balance of first mortgage loans, net and our other investments due to the use of the net proceeds from the reorganization and the additional earnings generated on the borrowed funds that were invested. Our net interest rate spread, the difference between the annualized average yield on average total interest-earning assets and the annualized average cost of average total interest-bearing liabilities, decreased 27 basis points to 1.93% for the three month period ended June 30, 2000 compared with 2.20% for the corresponding 1999 period. Our net interest margin, represented by net interest income divided by average total interest-earning assets, increased 5 basis points to 2.91% for the second quarter of 2000 compared with 2.86% for the second quarter of 1999. The decrease in the net interest rate spread reflects the rising market rate environment during 1999 and the first half of 2000 and the fact that our interest-bearing liabilities repriced faster than our interest-earning assets during that time. The increase in the net interest margin reflects the increase in the average balance of interest-earning assets, primarily due to the investment of the net cash proceeds from the reorganization.

         Provision for Loan Losses. Our provision for loan losses for the second quarter of 2000 was $600,000 compared with $550,000 for the second quarter of 1999. The allowance for loan losses increased $1.2 million, or 6.0%, to $21.2 million at June 30, 2000 from $20.0 million at December 31, 1999. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $0.1 million, or 0.7%, to $14.1 million at June 30, 2000 from $14.0 million at December 31, 1999. There were no loan charge-offs during the second quarter of 2000. The level of the current provision for loan losses primarily reflects the growth of the loan portfolio.

         Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.

         At June 30, 2000, the ratio of non-performing loans to total loans was 0.30% compared with 0.33% at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 150.95% at June 30, 2000 compared with 142.65% at December 31, 1999. The ratio of non-performing assets to total assets was 0.17% at June 30, 2000 and December 31, 1999. The ratio of the allowance for loan losses to total loans was 0.46% at June 30, 2000 and December 31, 1999.

         Non-Interest Income. Total non-interest income, consisting primarily of service fees and other income, increased $0.1 million, or 9.1%, to $1.2 million for the three month period ended June 30, 2000 compared with $1.1 million for the corresponding 1999 period.

         Non-Interest Expense. Total non-interest expense increased $3.1 million, or 18.3%, to $20.0 million for the three months ended June 30, 2000 compared with $16.9 million for the three months ended June 30, 1999. Salaries and employee benefits increased $1.4 million, or 13.0%, to

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

$12.2 million for the quarter ended June 30, 2000 compared with $10.8 million for the quarter ended June 30, 1999, primarily due to expense recognized in 2000 for the ESOP and RRP. There was no comparable expense recognized in the second quarter of 1999.

         Net occupancy expense increased $0.4 million, or 13.8%, to $3.3 million for the quarter ended June 30, 2000 compared with $2.9 million for the corresponding 1999 quarter. The increase is primarily due to increases in maintenance and repairs of banking premises and equipment and increases in rental expense. Federal deposit insurance expense increased primarily due to an industry wide increase in the assessment charged by the FDIC. Goodwill was fully amortized as of December 31, 1999, resulting in no amortization expense for the quarter ended June 30, 2000.

         Other expenses increased $1.7 million, or 73.9%, to $4.0 million for the quarter ended June 30, 2000 compared with $2.3 million for the corresponding 1999 quarter. The increase in other expenses was primarily due to operating expenses incurred in the second quarter of 2000 related to our existence as a public company, such as increased fees for professional services and expense related to the RRP allocation of common stock to non-officer directors. There were no comparable expenses in the second quarter of 1999.

         Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 30.9% for the second quarter of 2000 compared with 29.7% for the second quarter of 1999. Our ratio of non-interest expense to average assets was 0.91% for the second quarter of 2000 compared with 0.85% for the second quarter of 1999. The increases in these ratios reflect the increases, quarter-to-quarter, in non-interest expense discussed above.

         Income Taxes. Income tax expense increased $0.5 million, or 3.4%, to $15.1 million for the three month period ended June 30, 2000 compared with $14.6 million for the three month period ended June 30, 1999. The effective tax rate for the second quarter of 2000 was 34.4% compared with an effective tax rate of 36.9% for the second quarter of 1999. The increase in income tax expense is primarily due to an increase in income before income tax expense of $4.6 million. The decrease in the effective tax rate was due to a realignment of corporate entities.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         General. Net income was $57.3 million for the six months ended June 30, 2000, an increase of $8.1 million, or 16.5%, from net income of $49.2 million for the six months ended June 30, 1999. Basic and diluted earnings per common share were $0.52 for the six months ended June 30, 2000. The increase in net income was attributable to an increase of $33.5 million in interest income, offset in part by increases of $17.9 million in interest expense, $4.6 million in non-interest expense and $2.9 million in income tax expense. Our annualized return on average assets for the six month period ended June 30, 2000 was 1.31% compared with 1.25% for the six month period ended June 30, 1999. Our annualized return on average equity for the first six months of 2000 was 7.86% compared with 10.65% for the first six months of 1999. This decrease in the annualized return on average equity was primarily due to the additional equity received in connection with the reorganization.

         Interest Income. Total interest income increased $33.5 million, or 12.8%, to $294.4 million for the six months ended June 30, 2000 compared with $260.9 million for the six months ended June

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


30, 1999. Interest and fees on first mortgage loans increased $23.8 million, or 17.9%, to $156.8 million for the six months ended June 30, 2000 compared with $133.0 million for the six months ended June 30, 1999. Interest on mortgage-backed securities increased $7.1 million, or 7.4%, to $103.0 million for the six months ended June 30, 2000 compared with $95.9 million for the six months ended June 30, 1999.

         The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $862.9 million, or 11.2%, to $8.57 billion for the six month period ended June 30, 2000 compared with $7.71 billion for the six month period ended June 30, 1999. This increase was primarily attributable to a $686.4 million, or 19.0%, increase in the average balance of first mortgage loans, net to $4.30 billion for the six month period ended June 30, 2000 compared with $3.62 billion for the six month period ended June 30, 1999. The average balance of mortgage-backed securities increased $101.6 million, or 3.3%, to $3.18 billion for the six month period ended June 30, 2000 compared with $3.08 billion for the corresponding 1999 period. The average balance of consumer and other loans increased $33.2 million, or 38.1%, to $120.3 million for the six month period ended June 30, 2000 compared with $87.1 million for the six month period ended June 30, 1999. The average balance of investment securities for the six month period ended June 30, 2000 was $881.1 million, an increase of $14.9 million, or 1.7%, from the average balance of $866.2 million for the corresponding six month period in 1999. The average balance of FHLB stock purchased was $2.7 million for the first six months of 2000. We did not own FHLB stock in 1999. The increases in the average balances of interest-earning assets reflect the use of the net new cash received during the reorganization. In addition, we experienced a decline in prepayment activity, year-to-year, primarily due to the increase in interest rates experienced during 1999 and the first half of 2000. These increases in the average balances also reflect internal growth that was financed by borrowed funds and was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to manage interest rate risk.

         The increase in interest income was also attributable to an increase in the annualized average yield on interest-earning assets to 6.87% for the six month period ended June 30, 2000 compared with 6.77% for the corresponding 1999 period. The annualized average yield on first mortgage loans, net decreased 7 basis points to 7.29% for the first six months of 2000 compared with 7.36% for the first six months of 1999. The annualized average yield on mortgage-backed securities increased 25 basis points to 6.47% for the six month period ended June 30, 2000 compared with 6.22% for the six month period ended June 30, 1999. The annualized average yield on investment securities decreased 6 basis points to 6.22% for the six month period ended June 30, 2000 compared with 6.28% for the corresponding 1999 period. The reason for the slight decrease in the annualized average yield on first mortgage loans, net, in the current rising interest rate environment, is due to the slow-down in prepayment activity during the period, and a shift, year-to-year, in the composition of our mortgage originations to a higher percentage of adjustable-rate products, which have lower initial interest rates. It also reflects the origination of primarily fixed rate mortgages in 1999 and the inability to reset these rates during a rising interest rate environment. The increase in the annualized average yield on mortgage-backed securities reflects the increase in market interest rates in the third and fourth quarters of 1999 and the first and second quarters of 2000. The decrease in the annualized average yield of investment securities, period-to-period, was primarily due to the reinvestment, at lower market interest rates, of the proceeds resulting from the significant amount of calls and maturities of such securities during the first half of 1999.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


         Interest Expense. Total interest expense increased $17.9 million, or 12.0%, to $167.6 million for the six month period ended June 30, 2000 compared with $149.7 million for the six month period ended June 30, 1999. Interest expense on deposits increased $1.3 million, or 0.9%, to $151.0 million for the six months ended June 30, 2000 compared with $149.7 million for the six months ended June 30, 1999. Interest expense on borrowed funds for the six month period ended June 30, 2000 was $16.6 million. There were no borrowed funds during the first six months of 1999.

         The increase in interest expense was attributable in part to an increase in the average balance of interest-bearing liabilities of $282.6 million, or 4.3%, to $6.87 billion for the six months ended June 30, 2000 compared with $6.59 billion for the corresponding 1999 period. The increase in the overall average balance of total interest-bearing liabilities resulted from the $551.4 million increase in the average balance of borrowed funds for the six months ended June 30, 2000, as there were no borrowed funds outstanding during the first six months of 1999. Borrowed funds are being used to offset the decrease in the average balance of interest-bearing deposits and to fund asset growth consistent with our capital management strategy. We experienced a decrease in the average balance of interest-bearing deposits of $268.8 million, or 4.1%, to $6.32 billion for the six months ending June 30, 2000 compared with $6.59 billion for the six months ending June 30, 1999. Within the interest-bearing deposit mix, the average balance of time deposits decreased $176.7 million, or 3.4%, to $4.95 billion for the first six months of 2000 compared with $5.13 billion for the first six months of 1999. The average balance of regular savings deposits decreased $62.4 million, or 7.3%, to $795.4 million for the six months ending June 30, 2000 compared with $857.8 million for the six months ending June 30, 1999. The decrease in the average balance of interest-bearing deposits primarily reflects the use by our depositors of approximately $110.0 million of funds on deposit with Hudson City Savings Bank to fund their Hudson City Bancorp common stock purchases during the reorganization, the inclusion in the six month period ending June 30, 1999 in the average balance of regular savings deposits of cash received from the sale of the Bancorp common stock, and the continued intense competition in the banking and financial services industry.

         The increase in interest expense was also attributable to a 33 basis point increase in the annualized average cost of interest-bearing liabilities to 4.91% for the six months ended June 30, 2000 from 4.58% for the corresponding 1999 period. The annualized average cost of interest-bearing deposits increased 23 basis points to 4.81% for the six month period ended June 30, 2000 compared with 4.58% for the six month period ended June 30, 1999. Within the interest-bearing deposit mix, the annualized average cost of time deposits increased 30 basis points to 5.43% for the first six months of 2000 compared with 5.13% for the corresponding 1999 period. The increase in the annualized average cost of interest-bearing deposits reflects the rising market rate environment during 1999 and the first six months of 2000 and the fact that the majority of our time deposits can reprice within one year. The annualized average cost of borrowed funds for the first six months of 2000 was 6.04%. Since our borrowed funds had a higher average cost than our existing deposits, our increase in borrowings added to the overall increase in our annualized average cost of interest-bearing liabilities.

         Net Interest Income. Net interest income increased $15.7 million, or 14.1%, to $126.9 million for the six month period ended June 30, 2000 compared with $111.2 million for the six month period ended June 30, 1999. This increase primarily reflects the increase in the average balance of first mortgage loans, net and our other investments due to the use of the net proceeds from the reorganization and the additional earnings generated on the borrowed funds that were invested. Our net interest rate spread, the difference between the annualized average yield on average total interest-earning assets and the annualized average cost of average total interest-bearing liabilities, decreased 23

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

basis points to 1.96% for the six month period ended June 30, 2000 compared with 2.19% for the corresponding 1999 period. Our net interest margin, represented by net interest income divided by average total interest-earning assets, increased 9 basis points to 2.94% for the first six months of 2000 compared with 2.85% for the first six months of 1999. The decrease in the net interest rate spread reflects the rising market rate environment during 1999 and the first six months of 2000 and the fact that our interest-bearing liabilities repriced faster than our interest-earning assets during that time. The increase in the net interest margin reflects the increase in the average balance of interest-earning assets, primarily due to the investment of the net cash proceeds from the reorganization.

         Provision for Loan Losses. Our provision for loan losses for the first six months of 2000 was $1.20 million, an increase of $50,000, or 4.3%, compared with $1.15 million for the corresponding 1999 period. There were no loan charge-offs during the first six months of 2000. The current level of the provision for loan losses primarily reflects the growth of the loan portfolio.

         Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.

         Non-Interest Income. Total non-interest income, consisting primarily of service fees and other income, was $2.3 million for both the six month periods ending June 30, 2000 and 1999.

         Non-Interest Expense. Total non-interest expense increased $4.6 million, or 13.5%, to $38.8 million for the six months ended June 30, 2000 compared with $34.2 million for the six months ended June 30, 1999. Salaries and employee benefits increased $2.4 million, or 11.1%, to $24.1 million for the six months ended June 30, 2000 compared with $21.7 million for the six months ended June 30, 1999, primarily due to expense recognized in 2000 for the ESOP and RRP. There was no comparable expense recognized in the first six months of 1999.

         Net occupancy expense increased $0.6 million, or 10.2%, to $6.5 million for the six months ended June 30, 2000 compared with $5.9 million for the corresponding 1999 period. The increase is primarily due to increases in maintenance and repairs of banking premises and equipment and increases in rental expense. Federal deposit insurance expense increased primarily due to an industry wide increase in the assessment charged by the FDIC. Goodwill was fully amortized as of December 31, 1999, resulting in no amortization expense for the six month period ended June 30, 2000.

         Other expenses increased $2.2 million, or 44.9%, to $7.1 million for the six months ended June 30, 2000 compared with $4.9 million for the corresponding 1999 period. The increase in other expenses was primarily due to operating expenses incurred in the first six months of 2000 related to our existence as a public company, such as increased fees for professional services and expense related to the RRP allocation of common stock to non-officer directors. There were no comparable expenses in the first six months of 1999.

         Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 30.1% for each of the first six months of 2000 and 1999. Our ratio of non-interest expense to average assets was

                            Hudson City Bancorp,Inc.
                                   Form 10-Q
0.89% for the first six months of 2000 compared with 0.87% for the corresponding period in 1999. These favorable ratios reflect our continuing efforts to control operating costs.

         Income Taxes. Income tax expense increased $2.9 million, or 10.0%, to $31.9 million for the six month period ended June 30, 2000 compared with $29.0 million for the six month period ended June 30, 1999. Our effective tax rate for the six month period ended June 30, 2000 was 35.7% compared with 37.1% for the six month period ended June 30, 1999. The increase in the tax expense is primarily due to an increase in income before income tax expense of $10.9 million. The decrease in the effective tax rate was due to a realignment of corporate entities.


LIQUIDITY AND CAPITAL RESOURCES

         The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, borrowed funds and funds provided by our operations. We also have a written agreement that allows us to borrow up to $25.0 million in federal funds from a correspondent bank. We have recently been approved for membership in the FHLB, which provides us access to additional sources of borrowed funds.

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

         Our primary investing activities are the origination and purchase of one-to four-family real estate loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. We originated and purchased loans of approximately $575.8 million during the first six months of 2000 compared with $647.4 million during the first six months of 1999. The decrease is primarily due to the increasing interest rate environment which caused a decrease in prepayments and refinancings. Purchases of mortgage-backed securities during the first six months of 2000 were $401.5 million compared with $665.7 million for the first six months of 1999. Purchases of investment securities were $25.3 million and $700.4, respectively, for the first six months of 2000 and 1999. During the first six months of 1999, the high volume of calls of investment securities due to the lower interest rate environment experienced at that time, necessitated the reinvestment of the proceeds, which resulted in the high level of purchases during the period. As part of the membership requirements in the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During the first six months of 2000, we purchased $20.0 million of FHLB common stock. We are currently required to purchase approximately $54.0 million of additional FHLB stock by April 30, 2001.

         Our investing activities are generally funded by principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities, funds provided by our operating activities, borrowings and deposits. Principal repayments on loans and mortgage-backed securities totaled $555.7 million during the first six months of 2000 compared to $1.09 billion during the first six months of 1999. The low interest rate environment in the first six months of 1999 caused

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

an increase in prepayment activity for both our mortgage loans and mortgage-backed securities. Maturities and calls of investment securities totaled $0.5 million during the first six months of 2000 compared with $423.6 million during the first six months of 1999 due to the lower interest rate environment during the first six months of 1999. During the first six months of 2000, we borrowed funds of $750.0 million through the use of securities sold under agreements to repurchase. This $750.0 million in borrowings was used to offset the decrease in deposits and to fund asset growth through our capital management strategy.

         Total deposits decreased $62.6 million during the first six months of 2000 compared with an increase of $420.5 million during the corresponding 1999 period. A significant portion of the 1999 increase in total deposits was cash received to purchase Hudson City Bancorp common stock during the reorganization. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors, including equity markets, and other factors. Time deposit accounts scheduled to mature within one year were $4.46 billion at June 30, 2000. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

         During the first six months of 2000, purchases of common stock by the ESOP and the RRP were $35.2 million and $28.6 million, respectively. As of June 30, 2000, the ESOP had purchased the entire amount of shares authorized, or 4,348,000 shares. The RRP is authorized to purchase not more than 2,174,000 shares of Hudson City Bancorp common stock. As of June 30, 2000, the RRP had purchased and awarded 1,966,100 shares. Additional awards may require the purchase of additional shares of stock. These plans were not in existence in the first six months of 1999.

         At June 30, 2000, Hudson City Savings had outstanding loan commitments to borrowers of approximately $210.6 million, and available home equity and overdraft lines of credit of approximately $61.7 million. There were commitments to purchase mortgage-backed securities at June 30, 2000 of $31.1 million. In addition, we have $450.0 million of borrowed funds maturing in the next three months.

         On April 13, 2000, the Board of Directors declared a quarterly cash dividend of seven cents ($0.07) per common share outstanding for a dividend pay-out ratio for the second quarter of 2000 of 26.9%. The dividend was paid on June 1, 2000 to stockholders of record at the close of business on May 12, 2000. On July 13, 2000, the Board of Directors declared a quarterly cash dividend of eight cents ($0.08) per common share. The dividend is payable on September 1, 2000 to stockholders of record at the close of business on August 11, 2000.

         During the first six months of 2000, we opened four new branch locations, one in Atlantic County, one in Bergen County and two in Ocean County. The expenditures related to their establishment are not expected to have a material impact on our liquidity, financial position or results of operations. We do not anticipate any material capital expenditures nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

         On March 28, 2000, we received the necessary regulatory approval to repurchase up to 5,781,915 shares of our common stock. This represents 5% of the total shares of common stock that

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

were issued and outstanding at that time. Under the approved stock repurchase program, shares of common stock are purchased in the open market and through other transactions from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first six months of 2000, we purchased 477,000 shares of common stock at a cost of $7.2 million.

         At June 30, 2000, we exceeded each of the applicable regulatory capital requirements of the FRB and the FDIC. Hudson City Bancorp's leverage (Tier 1) capital was $1.48 billion, or 17.01%, at June 30, 2000, its risk-based Tier 1 capital ratio was 51.86%, and its risk-based total capital ratio was 52.60%. In addition, Hudson City Savings' leverage (Tier 1) capital was $1.22 billion, or 14.03%, its risk-based Tier 1 capital ratio was 42.76%, and its risk-based total capital ratio was 43.50% at June 30, 2000. In order to be classified as "well-capitalized" by the FDIC, we were required to have leverage (Tier 1) capital of $435.8 million, or 5.00%. To be classified as a well-capitalized bank by the FDIC and as a well-capitalized bank holding company by the FRB, we must also have a Tier 1 risk-based capital ratio of 6.00% and a risk-based total capital ratio of 10.00%.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

         Quantitative and qualitative disclosure about market risk is presented as of December 31, 1999 in Hudson City Bancorp's Annual Report on Form 10-K. The following is an update of the discussion provided therein.

         General. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, concentrated in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2000 and did not have any such hedging transactions in place at June 30, 2000. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

         Interest Rate Risk Compliance. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 1999. Assuming a 100 basis point interest rate increase, the present value of equity would decrease $196.2 million, or 13.48%, at June 30, 2000 relative to the base (no rate change) scenario, compared with a $146.0 million, or 9.33%, decrease at December 31, 1999 relative to the base scenario. Assuming a 100 basis point interest rate decrease, the present value of equity would increase $187.3 million, or 12.87%, at June 30, 2000 relative to the base scenario, compared with a $131.2 million, or 8.38%, decrease at December 31, 1999 relative to the base scenario.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2000 which we anticipate to reprice or mature in each of the future time periods shown. We have excluded non-accrual loans from the table.

                                                                                 At June 30, 2000
                                                   --------------------------------------------------------------------------
                                                                                                                More than
                                                                        More than          More than            two years
                                                    Six months         six months         one year to            to three
                                                     or less           to one year         two years              years
                                                   -------------      --------------      -------------        -------------
                                                                          (Dollars in thousands)
Interest-earning assets:
      First mortgage loans..................    $       394,541    $       404,919     $        506,562     $       444,811
      Consumer and other loans..............             27,982                780                1,609               3,106
      Federal funds sold....................             25,100                  -                    -                   -
      Mortgage-backed securities............          1,208,997          1,146,663              194,667             100,307
      FHLB stock............................             20,000                  -                    -                   -
      Investment securities.................                174                300                  712               5,078
                                                   -------------      --------------      -------------        -------------
         Total interest-earning assets......          1,676,794          1,552,662              703,550             553,302
                                                   -------------      --------------      -------------        -------------

Interest-bearing liabilities:
      Savings accounts......................             24,119             19,759              195,281             234,337
      Interest-bearing demand accounts......              2,355              2,355               23,551              28,261
      Money market accounts.................            113,838            113,839              116,080             116,576
      Time deposits.........................          2,893,847          1,566,474              419,120              40,273
      Borrowed funds........................            500,000                  -                    -                   -
                                                   -------------      --------------      -------------        -------------
         Total interest-bearing liabilities.          3,534,159          1,702,427              754,032             419,447
                                                   -------------      --------------      -------------        -------------

Interest rate sensitivity gap...............    $    (1,857,365)   $      (149,765)    $        (50,482)    $       133,855
                                                   =============      ==============      =============        =============

Cumulative interest rate sensitivity
      gap...................................    $    (1,857,365)   $    (2,007,130)    $     (2,057,612)    $    (1,923,757)
                                                   =============      ==============      =============        =============

Cumulative interest rate sensitivity gap
      as a percent of total assets..........             (20.90)%           (22.58) %            (23.15)%           (21.64) %

Cumulative interest-earning assets
      as a percent of interest-bearing
      liabilities...........................              47.45 %            61.67  %             65.65 %            69.99  %

                                                                  At June 30, 2000
                                               ------------------------------------------------------
                                                    More than
                                                   three years         More than
                                                  to five years        five years          Total
                                                  --------------      -------------     -------------
                                                                 (Dollars in thousands)
Interest-earning assets:
      First mortgage loans..................     $     587,744     $     2,163,796   $     4,502,373
      Consumer and other loans..............            20,199              78,564           132,240
      Federal funds sold....................                 -                   -            25,100
      Mortgage-backed securities............            86,476             437,411         3,174,521
      FHLB stock............................                 -                   -            20,000
      Investment securities.................           464,543             370,706           841,513
                                                  --------------      -------------     -------------
         Total interest-earning assets......         1,158,962           3,050,477         8,695,747
                                                  --------------      -------------     -------------

Interest-bearing liabilities:
      Savings accounts......................           156,225             156,225           785,946
      Interest-bearing demand accounts......            18,841              18,841            94,204
      Money market accounts.................             1,991               1,991           464,315
      Time deposits.........................            17,808                   -         4,937,522
      Borrowed funds........................                 -             250,000           750,000
                                                  --------------      -------------     -------------
         Total interest-bearing liabilities.           194,865             427,057         7,031,987
                                                  --------------      -------------     -------------

Interest rate sensitivity gap...............     $     964,097     $     2,623,420   $     1,663,760
                                                  ==============      =============     =============

Cumulative interest rate sensitivity
      gap...................................     $    (959,660)    $     1,663,760
                                                  ==============      =============

Cumulative interest rate sensitivity gap
      as a percent of total assets..........            (10.80) %            18.72  %

Cumulative interest-earning assets
      as a percent of interest-bearing
      liabilities...........................             85.47  %           123.66  %

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

Item 2. - Changes in Securities and Use of Proceeds
                  Not applicable.

Item 3. - Defaults Upon Senior Securities
                  Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders
                  Not applicable.

Item 5. - Other Information
                  Not applicable.

Item 6. - Exhibits and Reports on Form 8-K
                  (a)  Exhibit Number 27 - Financial Data Schedule
                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Hudson City Bancorp, Inc.

Date:  August 11, 2000       By:   /s/ Leonard S. Gudelski
                                   -----------------------------------------
                                   Leonard S. Gudelski
                                   Chairman and Chief Executive Officer


Date:  August 11, 2000       By:   /s/ Ronald E. Hermance, Jr.
                                   -----------------------------------------
                                   Ronald E. Hermance, Jr.
                                   President and Chief Operating Officer