Form 10-Q
period 2000-09-30
HUDSON CITY BANCORP INC
filed 2000-11-14
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   SEPTEMBER 30, 2000
                                  ------------------


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


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


                        Yes      /X/        No      / /


         As of November 7, 2000, the registrant had 113,459,300 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 61,288,300 shares were held by Hudson City, MHC, the registrant's mutual holding company and 52,171,000 shares were held by the public and directors, officers and employees of the registrant.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                               Contents of Report

                                                                                            Page
PART I - FINANCIAL INFORMATION                                                             Number
                                                                                           ------
              Item 1. - Financial Statements

                       Consolidated Statements of Financial Condition -
                       September 30, 2000 (Unaudited) and December 31, 1999...........           3

                       Consolidated Statements of Income (Unaudited) - For the three
                       and nine months ended September 30, 2000 and 1999..............           4

                       Consolidated Statements of Cash Flows (Unaudited) - For the
                       nine months ended September 30, 2000 and 1999..................           5

                       Notes to Consolidated Financial Statements.....................           6

              Item 2. - Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................          11

              Item 3. - Quantitative and Qualitative Disclosures About Market Risk....          25


PART II - OTHER INFORMATION

              Item 1. - Legal Proceedings.............................................          27

              Item 2. - Changes in Securities and Use of Proceeds.....................          27

              Item 3. - Defaults Upon Senior Securities...............................          27

              Item 4. - Submission of Matters to a Vote of Security Holders...........          27

              Item 5. - Other Information.............................................          28

              Item 6. - Exhibits and Reports on Form 8-K..............................          28


SIGNATURES............................................................................          29



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

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 September 30,     December 31,
                                                                                    2000               1999
                                                                                    ----               ----
                                                                                 (Unaudited)
                                                                                         (In thousands)
Assets
Cash and due from banks ...................................................      $    69,597       $    84,239
Federal funds sold ........................................................           42,100           116,600
                                                                                 -----------       -----------
                Total cash and cash equivalents ...........................          111,697           200,839

Investment securities held to maturity, market value of $1,473 at
       September 30, 2000 and $1,348 at December 31, 1999 .................            1,481             1,379
Investment securities available for sale, at market value .................          853,910           812,058

Federal Home Loan Bank of New York stock ..................................           40,000                --

Mortgage-backed securities held to maturity, market value of $ 3,237,579
       at September 30, 2000 and $3,085,596 at December 31, 1999 ..........        3,234,207         3,097,072

Loans .....................................................................        4,813,123         4,305,875
       Less:
           Deferred loan fees .............................................           10,018            10,631
           Allowance for loan losses ......................................           21,685            20,010
                                                                                 -----------       -----------
                Net loans .................................................        4,781,420         4,275,234

Foreclosed real estate, net ...............................................              521               367
Accrued interest receivable ...............................................           57,348            51,970
Banking premises and equipment, net .......................................           31,882            31,200
Other assets ..............................................................           49,601            48,746
                                                                                 -----------       -----------
                Total Assets ..............................................      $ 9,162,067       $ 8,518,865
                                                                                 ===========       ===========

Liabilities and Stockholders' Equity
Deposits:
       Interest-bearing ...................................................      $ 6,212,880       $ 6,379,929
       Noninterest-bearing ................................................          320,875           308,115
                                                                                 -----------       -----------
                Total deposits ............................................        6,533,755         6,688,044
Borrowed funds ............................................................        1,100,000           300,000
Accrued expenses and other liabilities ....................................           58,819            51,781
                                                                                 -----------       -----------
                Total liabilities .........................................        7,692,574         7,039,825
                                                                                 -----------       -----------
Common stock, $0.01 par value, 800,000,000 shares authorized, 115,638,300 shares issued, 114,089,300 shares outstanding at September 30, 2000,
       115,638,300 shares outstanding at December 31, 1999 ................            1,156             1,156
Additional paid-in capital ................................................          526,688           526,619
Retained earnings .........................................................        1,065,500         1,001,337
Treasury stock, at cost (1,549,000 shares at September 30, 2000) ..........          (25,560)               --
Unallocated common stock held by the employee stock
       ownership plan .....................................................          (55,887)          (22,109)
Unearned common stock held by the recognition and
       retention plan .....................................................          (25,177)               --
Accumulated other comprehensive loss, net of tax ..........................          (17,227)          (27,963)
                                                                                 -----------       -----------
                Total stockholders' equity ................................        1,469,493         1,479,040
                                                                                 -----------       -----------

                Total Liabilities and Stockholders' Equity ................      $ 9,162,067       $ 8,518,865
                                                                                 ===========       ===========

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 For the three months            For the nine months
                                                                  ended September 30,            ended September 30,
                                                                  -------------------            -------------------
                                                                  2000           1999            2000           1999
                                                                  ----           ----            ----           ----
                                                                          (In thousands, except share data)
Interest Income:
      Interest and fees on first mortgage loans .........      $  84,175      $  69,929       $ 240,938      $ 202,967
      Interest and fees on consumer and other loans .....          2,800          1,947           7,610          5,437
      Interest on mortgage-backed securities ............         54,349         47,679         157,361        143,555
      Interest on investment securities held to maturity:
          Taxable .......................................             16             15              50             45
          Exempt from federal taxes .....................              7              7              20             21
      Interest on investment securities available
           for sale-taxable .............................         13,697         15,111          41,051         42,267
      Dividends on Federal Home Loan Bank
           of New York stock ............................            501             --             595             --
      Interest on federal funds sold ....................            981            773           3,340          2,036
                                                               ---------      ---------       ---------      ---------
             Total interest income ......................        156,526        135,461         450,965        396,328
                                                               ---------      ---------       ---------      ---------
Interest Expense:
      Interest on deposits ..............................         78,654         72,874         229,679        222,575
      Interest on borrowed funds ........................         14,511            102          31,069            102
                                                               ---------      ---------       ---------      ---------
             Total interest expense .....................         93,165         72,976         260,748        222,677
                                                               ---------      ---------       ---------      ---------
                Net interest income .....................         63,361         62,485         190,217        173,651

Provision for loan losses ...............................            480            600           1,680          1,750
                                                               ---------      ---------       ---------      ---------
                Net interest income after provision
                for loan losses .........................         62,881         61,885         188,537        171,901
                                                               ---------      ---------       ---------      ---------
Non-Interest Income:
      Service charges and other income ..................          1,176          1,208           3,462          3,555
      Gains on securities transactions, net .............             --             (8)             --             (7)
                                                               ---------      ---------       ---------      ---------
             Total non-interest income ..................          1,176          1,200           3,462          3,548
                                                               ---------      ---------       ---------      ---------
Non-Interest Expense:
      Salaries and employee benefits ....................         12,502         10,659          36,559         32,381
      Net occupancy expense .............................          3,496          3,057          10,014          8,933
      Federal deposit insurance assessment ..............            349            198           1,070            595
      Amortization of goodwill ..........................             --            360              --          1,080
      Computer and related services .....................            179            298             593            904
      Other expense .....................................          3,091          2,448          10,218          7,299
                                                               ---------      ---------       ---------      ---------
             Total non-interest expense .................         19,617         17,020          58,454         51,192
                                                               ---------      ---------       ---------      ---------
                Income before income tax expense ........         44,440         46,065         133,545        124,257

Income tax expense ......................................         15,362         17,285          47,213         46,285
                                                               ---------      ---------       ---------      ---------
                Net income ..............................      $  29,078      $  28,780       $  86,332      $  77,972
                                                               =========      =========       =========      =========
Basic earnings per share (1) ............................      $    0.27      $    0.22       $    0.78      $    0.22
                                                               =========      =========       =========      =========
Diluted earnings per share (1) ..........................      $    0.26      $    0.22       $    0.78      $    0.22
                                                               =========      =========       =========      =========


(1) 1999 basic and diluted earnings per share data are from the date of reorganization (July 13, 1999).

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           For the nine months ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                             2000              1999
                                                                                             ----              ----
                                                                                                 (In thousands)
Cash Flows from Operating Activities:
       Net income .................................................................      $    86,332       $    77,972
       Adjustments to reconcile net income to net cash provided
       by operating activities:
             Depreciation, accretion and amortization expense .....................            5,121             5,160
             Provision for loan losses ............................................            1,680             1,750
             Loss on net securities transactions ..................................               --                 7
             Deferred tax benefit .................................................           (3,301)           (1,920)
             Allocation of shares for employee benefit plans ......................            4,996               940
             Net proceeds from sale of foreclosed real estate .....................              965             1,898
             Increase in accrued interest receivable ..............................           (5,378)             (450)
             (Increase) decrease in other assets ..................................           (4,135)              491
             Increase in accrued expenses and other liabilities ...................            7,038             4,069
                                                                                         -----------       -----------
Net Cash Provided by Operating Activities .........................................           93,318            89,917
                                                                                         -----------       -----------

Cash Flows from Investing Activities:
       Net increase in loans ......................................................         (423,159)         (421,822)
       Purchases of loans .........................................................          (84,195)          (59,655)
       Principal collection of mortgage-backed securities .........................          496,173           873,561
       Purchases of mortgage-backed securities ....................................         (637,495)       (1,001,299)
       Proceeds from maturities and calls of investment securities held to
        maturity ..................................................................              150                14
       Purchases of investment securities held to maturity ........................             (252)               --
       Proceeds from maturities and calls of investment securities available for
        sale ......................................................................              505           723,647
       Proceeds from sales of investment securities available for sale ............               --           109,766
       Purchases of investment securities available for sale ......................          (25,000)         (913,976)
       Purchases of Federal Home Loan Bank of New York stock ......................          (40,000)               --
       Purchases of premises and equipment, net ...................................           (3,287)           (1,769)
                                                                                         -----------       -----------
Net Cash Used in Investment Activities ............................................         (716,560)         (691,533)
                                                                                         -----------       -----------

Cash Flows from Financing Activities:
       Net decrease in deposits ...................................................         (154,289)          (64,829)
       Proceeds from borrowed funds ...............................................        1,700,000           100,000
       Principal payments on borrowed funds .......................................         (900,000)               --
       Proceeds from sale of stock ................................................               --           527,335
       Capitalization of Hudson City, MHC .........................................               --              (200)
       Dividends paid .............................................................          (22,169)               --
       Purchases of stock by the employee stock ownership plan ....................          (35,244)          (11,492)
       Purchases of stock by the recognition and retention plan ...................          (28,638)               --
       Purchases of treasury stock ................................................          (25,560)               --
                                                                                         -----------       -----------
Net Cash Provided by Financing Activities .........................................          534,100           550,814
                                                                                         -----------       -----------

Net Decrease in Cash and Cash Equivalents .........................................          (89,142)          (50,802)

Cash and Cash Equivalents at Beginning of Period ..................................          200,839           156,875
                                                                                         -----------       -----------

Cash and Cash Equivalents at End of Period ........................................      $   111,697       $   106,073
                                                                                         ===========       ===========

Supplemental Disclosures:
       Interest paid ..............................................................      $   256,180       $   223,144
                                                                                         ===========       ===========

       Income taxes paid ..........................................................      $    57,482       $    46,994
                                                                                         ===========       ===========

See accompanying notes to consolidated financial statements.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

1. - BASIS OF PRESENTATION

         Hudson City Bancorp, Inc. is a Delaware corporation organized in March 1999 by Hudson City Savings Bank in connection with the conversion and reorganization of Hudson City Savings from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure, referred to as the reorganization, as described more fully in Note 2. Prior to July 13, 1999, Hudson City Bancorp had not issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Accordingly, the unaudited consolidated financial statements, notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented for periods prior to July 13, 1999 are solely for Hudson City Savings.

         In management's opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. Certain information and note disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp's audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp's December 31, 1999 Annual Report on Form 10-K.

         Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $1,126,000 and $1,299,000 for the nine month periods ended September 30, 2000 and 1999, respectively, did not result in cash receipts or cash payments.

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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

3. - COMPREHENSIVE INCOME

         Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale.

         Total comprehensive income during the periods indicated is as follows.

                                            For the three months          For the nine months
                                            ended September 30,           ended September 30,
                                            --------------------          -------------------
                                            2000          1999            2000         1999
                                            ----          ----            ----         ----
                                                             (In thousands)
Net income .........................      $ 29,078      $ 28,780       $ 86,332      $ 77,972
Other comprehensive income:
     Unrealized holding gain (loss)
         on securities available for         8,700        (7,487)        10,736       (18,113)
         sale ......................      --------      --------       --------      --------

Total comprehensive income .........      $ 37,778      $ 21,293       $ 97,068      $ 59,589
                                          ========      ========       ========      ========


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

                                                 For the three months ended September 30, 2000
                                                 ---------------------------------------------
                                                    Income              Shares     Per Share
                                                  (Numerator)       (Denominator)   Amount
                                                  -----------       -------------   ------
                                                     (In thousands, except per share data)
Net income ...................................      $29,078
                                                    =======
Basic earnings per share:
       Income available to common
        stockholders .........................      $29,078            108,838      $  0.27
                                                                                    =======
Effect of dilutive common stock equivalents ..           --              1,008
                                                    -------            -------
Diluted earnings per share:
       Income available to common
        stockholders .........................     $29,078            109,846      $  0.26
                                                    =======            =======      =======

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                 For the nine months ended September 30, 2000
                                                 --------------------------------------------
                                                    Income              Shares     Per Share
                                                  (Numerator)       (Denominator)   Amount
                                                  -----------       -------------   ------
                                                     (In thousands, except per share data)
Net income ...................................      $86,332
                                                    =======
Basic earnings per share:
       Income available to common stockholders      $86,332            110,167      $  0.78
                                                                                    =======
Effect of dilutive common stock equivalents ..           --                443
                                                    -------            -------
Diluted earnings per share:
       Income available to common stockholders      $86,332            110,610      $  0.78
                                                    =======            =======      =======

         For the three and nine month periods ended September 30, 1999, basic and diluted earnings of $0.22 per common share were calculated from the date of our reorganization (July 13, 1999), using net income of $25.0 million and weighted average number of shares outstanding of 115,087,000.


5. - EMPLOYEE STOCK BENEFIT PLANS

         The employee stock ownership plan ("ESOP") is authorized to purchase up to 8%, or 4,348,000 shares, of Hudson City Bancorp common stock that was sold in the reorganization. Through September 30, 2000, the ESOP had purchased the entire amount of shares authorized at an average cost of $13.53 per share.

         The stockholders of Hudson City Bancorp, at a Special Meeting of Stockholders held on January 13, 2000, approved the adoption of the Hudson City Bancorp, Inc. 2000 Stock Option Plan and the Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan.

         Under the Stock Option Plan, Hudson City Bancorp has reserved 5,435,000 shares of Hudson City Bancorp common stock for issuance upon the exercise of options under the plan. As of September 30, 2000, total options of 4,497,000 had been granted under the plan, of which 18,000 shares have been forfeited by employees. Options granted may be incentive stock options that qualify for special federal income tax treatment or non-qualified stock options that do not qualify for special federal income tax treatment. Incentive stock options are subject to additional restrictions under the Internal Revenue Code and the plan.

         Each option granted entitles the holder to purchase one share of Hudson City Bancorp's common stock at an exercise price of $13.875, equal to the fair market value on January 13, 2000, the date of grant. We expect that there will be no compensation cost attributable to these options as Hudson City uses the intrinsic value based method of accounting. These options will vest primarily over a five year period and will expire no later than ten years following the grant date.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         Under the RRP, Hudson City Bancorp established a trust to which it contributed certain amounts of money. The trustee invested the assets of the trust primarily in shares of Hudson City Bancorp's common stock that were used to make restricted stock awards. The stock purchases were made on the open market. The trust is authorized to purchase not more than 2,174,000 shares of Hudson City Bancorp common stock. As of September 30, 2000, the trust had purchased and awarded 1,966,100 shares.

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


6. - STOCKHOLDERS' EQUITY

         Under our stock repurchase program, Hudson City Bancorp may purchase shares of common stock in the open market and through other private transactions from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. As of September 30, 2000, we had repurchased 1,549,000 shares under the program at an average cost of $16.50 per share.


7. - SUBSEQUENT EVENT

         On October 12, 2000, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of nine cents ($0.09) per common share outstanding. The dividend is payable on December 1, 2000 to stockholders of record at the close of business on November 10, 2000.


8. - RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." The interpretation clarifies certain issues with respect to the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Among other issues, the interpretation clarifies the accounting for modifications to stock awards, as well as the definition of employee for purposes of applying APB No. 25. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, but certain conclusions in the interpretation cover specific events that occur after December 15, 1998. The initial adoption of the interpretation did not have a material impact on the financial position or results of operations of Hudson City Bancorp.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         In June 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 and SFAS 133 are effective for fiscal years beginning after June 15, 2000 and should not be applied retroactively to prior period financial statements. The initial adoption of SFAS 138 and SFAS 133 is not expected to have a material impact on the financial position or results of operations of Hudson City Bancorp.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. While most of the provisions of SFAS 140 are effective for transactions entered into after March 31, 2001, certain of the provisions are effective for financial statements ending after December 15, 2000. The initial adoption of SFAS No. 140 is not expected to have a material impact on the financial position or results of operations of Hudson City Bancorp.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Hudson City Savings completed the reorganization, as described in Note 2 to the unaudited consolidated financial statements, on July 13, 1999. Prior to July 13, 1999, Hudson City Bancorp had not yet issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Accordingly, comparative information prior to the reorganization relates solely to the financial statements of Hudson City Savings. Effective upon the closing of the reorganization, Hudson City Bancorp acquired all of the issued and outstanding capital stock of Hudson City Savings.

 COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

         Our total assets increased $643.2 million, or 7.5%, to $9.16 billion at September 30, 2000 from $8.52 billion at December 31, 1999. This increase, funded by borrowed funds, was generally reflected in increases in mortgage loans and mortgage-backed securities.

         Loans increased $507.2 million, or 11.8%, to $4.81 billion at September 30, 2000 from $4.31 billion at December 31, 1999. For the three and nine months ended September 30, 2000, we originated and purchased first mortgage loans of approximately $296.7 million and $834.9 million, respectively. These originations and purchases were concentrated in one-to four-family residential mortgage loans. We also originated for the three and nine months ended September 30, 2000, home equity loans of approximately $17.6 million and $54.2 million, respectively. Mortgage-backed securities increased $137.1 million, or 4.4%, to $3.23 billion at September 30, 2000 from $3.10 billion at December 31, 1999. Investment securities available for sale increased $41.8 million, or 5.1%, to $853.9 million at September 30, 2000 from $812.1 million at December 31, 1999. These increases continue to reflect our emphasis on the origination and purchase of one-to four-family mortgage loans supplemented by the purchase of mortgage-backed securities. Due to our recent membership in the Federal Home Loan Bank of New York ("FHLB"), we purchased FHLB stock of $40.0 million. We are currently required to purchase approximately $34.0 million of additional FHLB stock by April 30, 2001.

         These increases in interest-earning assets were partially offset by an $89.1 million, or 44.4%, decrease in total cash and cash equivalents to $111.7 million at September 30, 2000 from $200.8 million at December 31, 1999. The decrease in total cash and cash equivalents reflects the reduction from the higher level of planned liquidity that was maintained at December 31, 1999 due to the general public's concern over the Year 2000 computer issue. Accrued interest receivable increased $5.3 million, or 10.2%, to $57.3 million at September 30, 2000 from $52.0 million at December 31, 1999 primarily due to the growth in our mortgage loans and mortgage-backed securities.

         At September 30, 2000, total liabilities were $7.69 billion, an increase of 9.3%, or $652.7 million, compared with $7.04 billion at December 31, 1999. Borrowed funds, consisting entirely of securities sold under agreements to repurchase, increased $800.0 million to $1.10 billion at September 30, 2000 from $300.0 million at December 31, 1999. The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management strategy as well as to offset the decrease in total deposits. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread on the borrowed funds that were invested.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         Total deposits decreased $154.3 million, or 2.3%, to $6.53 billion at September 30, 2000 from $6.69 billion at December 31, 1999. Interest-bearing deposits decreased $167.0 million, or 2.6%, to $6.21 billion at September 30, 2000 from $6.38 billion at December 31, 1999. The decrease in interest-bearing deposits reflects a $91.9 million, or 1.8%, decrease in time deposits to $4.90 billion at September 30, 2000 from $4.99 billion at December 31, 1999, a $35.6 million, or 7.3%, decrease in money market accounts to $451.2 million at September 30, 2000 from $486.8 million at December 31, 1999, and a $34.4 million, or 4.3%, decrease in regular savings deposits to $769.7 million at September 30, 2000 from $804.1 million at December 31, 1999. We believe the decrease in interest-bearing deposits is due in part to the intense competition for deposits in the banking and financial services industry. The decrease in interest-bearing deposits was partially offset by an increase in noninterest-bearing deposits, particularly demand deposit accounts, of $12.8 million, or 4.2%, to $320.9 million at September 30, 2000 from $308.1 million at December 31, 1999. This increase is partially attributable to the introduction of a free checking account product during the second quarter of 2000.

         Accrued expenses and other liabilities increased $7.0 million, or 13.5%, to $58.8 million at September 30, 2000 from $51.8 million at December 31, 1999. This increase is primarily due to an increase in accrued interest payable on borrowed funds.

         Total stockholders' equity decreased $9.5 million, or 0.6%, to $1.47 billion at September 30, 2000 from $1.48 billion at December 31, 1999. The decrease was primarily due to purchases of common stock for employee stock benefit plans, the implementation of our stock repurchase program, and dividends declared on Bancorp common stock. Unallocated common stock held by the ESOP decreased stockholders' equity $33.8 million primarily due to purchases of Hudson City Bancorp common stock by the plan. The balance in unearned common stock held by the RRP was $25.2 million at September 30, 2000, primarily due to purchases of Hudson City Bancorp common stock by the plan. Treasury stock shares totaling 1,549,000 purchased during 2000 decreased stockholders' equity by $25.6 million. Stockholders' equity also decreased $22.2 million due to the declarations of cash dividends to common stockholders during the first nine months of 2000. These decreases in stockholders' equity were partially offset by net income of $86.3 million for the first nine months of 2000 and a year-to-date unrealized gain of $10.8 million in accumulated other comprehensive loss due to increases in the market values of our investment securities available for sale.

         At September 30, 2000, the ratio of total stockholders' equity to total assets was 16.04% compared with 17.36% at December 31, 1999. For the nine months ended September 30, 2000, the ratio of average stockholders' equity to average assets was 16.55% compared with 14.60% for the year ended December 31, 1999. Stockholders' equity per common share was $13.58 at September 30, 2000 compared with $12.99 at December 31, 1999.

         Average Balance Sheets. The tables on the following pages present certain information regarding Hudson City Bancorp's financial condition and net interest income for the three and nine month periods ended September 30, 2000 and 1999. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees which we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                        For the Three Months Ended September 30,
                                                        --------------------------------------------------------------------------
                                                                      2000                                    1999
                                                        ----------------------------------      ----------------------------------
                                                        Average                  Average        Average                   Average
                                                        Balance     Interest    Yield/Cost      Balance     Interest    Yield/Cost
                                                        -------     --------    ----------      -------     --------    ----------
                                                                                 (Dollars in thousands)
Assets:
Interest-earning assets:
     First mortgage loans, net (1) ................   $4,553,767   $   84,175         7.39%   $3,857,853   $   69,929        7.25%
     Consumer and other loans .....................      136,272        2,800         8.22        97,157        1,947        8.02
     Federal funds sold ...........................       60,897          981         6.41        62,171          773        4.93
     Mortgage-backed securities ...................    3,173,729       54,349         6.85     3,125,958       47,679        6.10
     FHLB stock ...................................       28,261          501         7.09            --           --          --
     Investment securities, at cost ...............      883,285       13,720         6.21       995,777       15,133        6.08
                                                      ----------   ----------                 ----------   ----------
        Total interest-earning assets .............    8,836,211      156,526         7.09     8,138,916      135,461        6.66
                                                      ----------   ----------                              ----------
Noninterest-earning assets ........................      154,457                                 152,033
                                                      ----------                              ----------
        Total assets ..............................   $8,990,668                              $8,290,949
                                                      ==========                              ==========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
     Savings accounts .............................   $  778,217   $    4,682         2.39    $  871,713   $    5,637        2.57
     Interest-bearing demand accounts .............       95,005          415         1.74        96,410          519        2.14
     Money market accounts ........................      458,241        2,887         2.51       498,222        3,405        2.71
     Time deposits ................................    4,891,242       70,670         5.75     5,031,243       63,313        4.99
                                                      ----------    ----------                ----------   ----------
        Total deposits ............................    6,222,705       78,654         5.03     6,497,588       72,874        4.45
     Borrowed funds ...............................      910,857       14,511         6.34         7,065          102        5.73
                                                      ----------    ----------                ----------   ----------
        Total interest-bearing liabilities ........    7,133,562       93,165         5.20     6,504,653       72,976        4.45
                                                      ----------    ----------                ----------   ----------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits .................      325,808                                 319,848
     Other noninterest-bearing liabilities ........       72,730                                  59,389
                                                      ----------                              ----------
        Total noninterest-bearing liabilities .....      398,538                                 379,237
                                                      ----------                              ----------
     Total liabilities ............................    7,532,100                               6,883,890
     Stockholders' equity .........................    1,458,568                               1,407,059
                                                      ----------                              ----------
        Total liabilities and stockholders' equity    $8,990,668                              $8,290,949
                                                      ==========                              ==========
Net interest income/net interest rate spread (2) ..                $   63,361         1.89%                $   62,485        2.21%
                                                                   ==========                              ==========
Net interest-earning assets/net interest margin (3)   $1,702,649                      2.89%   $1,634,263                     3.10%
                                                      ==========                              ==========
Ratio of interest-earning assets to
     interest-bearing liabilities .................                                   1.24 X                                 1.25 X

----------

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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                        For the Nine Months Ended September 30,
                                                        --------------------------------------------------------------------------
                                                                      2000                                    1999
                                                        ----------------------------------      ----------------------------------
                                                        Average                  Average        Average                   Average
                                                        Balance     Interest    Yield/Cost      Balance     Interest    Yield/Cost
                                                        -------     --------    ----------      -------     --------    ----------
                                                                                 (Dollars in thousands)
Assets:
Interest-earning assets:
     First mortgage loans, net (1) ................   $4,387,168   $  240,938         7.32%   $3,697,876   $  202,967        7.32%
     Consumer and other loans .....................      125,678        7,610         8.07        90,508        5,437        8.01
     Federal funds sold ...........................       74,151        3,340         6.02        58,634        2,036        4.64
     Mortgage-backed securities ...................    3,179,256      157,361         6.60     3,095,786      143,555        6.18
     FHLB stock ...................................       11,314          595         7.01            --           --          --
     Investment securities, at cost ...............      881,837       41,121         6.22       909,851       42,333        6.20
                                                      ----------   ----------                 ----------   ----------
        Total interest-earning assets .............    8,659,404      450,965         6.94     7,852,655      396,328        6.73
                                                                   ----------                              ----------
Noninterest-earning assets ........................      148,365                                 160,037
                                                      ----------                              ----------
        Total assets ..............................   $8,807,769                              $8,012,692
                                                      ==========                              ==========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
     Savings accounts .............................   $  789,619   $   14,704         2.49    $  862,494   $   16,828        2.61
     Interest-bearing demand accounts .............       96,268        1,439         2.00        97,331        1,544        2.12
     Money market accounts ........................      468,933        9,197         2.62       501,515       10,332        2.75
     Time deposits ................................    4,931,347      204,339         5.53     5,095,581      193,871        5.09
                                                      ----------   ----------                 ----------   ----------
        Total deposits ............................    6,286,167      229,679         4.88     6,556,921      222,575        4.54
     Borrowed funds ...............................      672,076       31,069         6.18         2,381          102        5.75
                                                      ----------   ----------                 ----------   ----------
        Total interest-bearing liabilities ........    6,958,243      260,748         5.01     6,559,302      222,677        4.54
                                                      ----------   ----------                 ----------   ----------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits .................      319,769                                 309,125
     Other noninterest-bearing liabilities ........       72,336                                  57,378
                                                      ----------                              ----------
        Total noninterest-bearing liabilities .....      392,105                                 366,503
                                                      ----------                              ----------
     Total liabilities ............................    7,350,348                               6,925,805
     Stockholders' equity .........................    1,457,421                               1,086,887
                                                      ----------                              ----------
        Total liabilities and stockholders' equity    $8,807,769                              $8,012,692
                                                      ==========                              ==========
Net interest income/net interest rate spread (2) ..                $  190,217         1.93%                $  173,651        2.19%
                                                                   ==========                              ==========
Net interest-earning assets/net interest margin (3)   $1,701,161                      2.92%   $1,293,353                     2.94%
                                                      ==========                              ==========
Ratio of interest-earning assets to
     interest-bearing liabilities .................                                   1.24 X                                 1.20 X

----------

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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q
           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999

         General. Net income was $29.1 million for the three months ended September 30, 2000, an increase of $0.3 million, or 1.0%, from net income of $28.8 million for the three months ended September 30, 1999. Basic and diluted earnings per common share were $0.27 and $0.26, respectively, for the three months ended September 30, 2000. Basic and diluted earnings per common share were $0.22 for the period ended September 30, 1999. The increase in net income was primarily attributable to an increase of $21.0 million in interest income, a decrease of $1.9 million in income tax expense, offset by increases of $20.2 million in interest expense and $2.6 million in non-interest expense. Our annualized return on average assets for the three month period ended September 30, 2000 was 1.29% compared with 1.39% for the three month period ended September 30, 1999. Our annualized return on average equity for the third quarter of 2000 was 7.97% compared with 8.18% for the third quarter of 1999.

         Interest Income. Total interest income increased $21.0 million, or 15.5%, to $156.5 million for the three months ended September 30, 2000 compared with $135.5 million for the three months ended September 30, 1999. Interest and fees on first mortgage loans increased $14.3 million, or 20.5%, to $84.2 million for the three months ended September 30, 2000 compared with $69.9 million for the three months ended September 30, 1999. Interest and fees on consumer and other loans increased $0.9 million or 47.4% to $2.8 million for the quarter ended September 30, 2000 compared with $1.9 million for the corresponding 1999 quarter. Interest on mortgage-backed securities increased $6.6 million, or 13.8%, to $54.3 million for the three months ended September 30, 2000 compared with $47.7 million for the three months ended September 30, 1999. Interest on investment securities decreased $1.4 million, or 9.3%, to $13.7 million for the third quarter of 2000 compared with $15.1 million for the third quarter of 1999.

         The increase in total interest income was due in part to the average balance of total interest-earning assets increasing $697.3 million, or 8.6%, to $8.84 billion for the three month period ended September 30, 2000 compared with $8.14 billion for the three month period ended September 30, 1999. This increase was primarily attributable to a $695.9 million, or 18.0%, increase in the average balance of first mortgage loans, net to $4.55 billion for the three month period ended September 30, 2000 compared with $3.86 billion for the three month period ended September 30, 1999. The average balance of consumer and other loans increased $39.1 million, or 40.2%, to $136.3 million for the third quarter of 2000 compared with $97.2 million for the third quarter of 1999. The average balance of mortgage-backed securities increased $47.8 million, or 1.5%, to $3.17 billion for the three month period ended September 30, 2000 compared with $3.13 billion for the corresponding 1999 period. These increases were offset in part by a decrease in the average balance of investment securities of $112.5 million, or 11.3%, to $883.3 million for the three month period ended September 30, 2000 compared with $995.8 million for the corresponding 1999 period. The average balance of FHLB stock for the third quarter of 2000 was $28.3 million. We did not own FHLB stock in the third quarter of 1999.

         The above increases in the average balances of interest-earning assets reflect internal growth that was financed by borrowed funds and was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to manage interest rate risk. In addition, the growth also reflects a decline in prepayment activity, year-to-year, primarily due to the increase in market interest rates. The decline in

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

the average balance of investment securities reflects the initial deployment of funds received during our reorganization into short-term securities during the third quarter of 1999. These short-term securities were eventually reinvested in our loan and mortgage-backed security portfolios, which currently generate higher yields.

         The increase in interest income was also attributable to an increase in the annualized average yield on interest-earning assets to 7.09% for the three month period ended September 30, 2000 compared with 6.66% for the corresponding 1999 period. The annualized average yield on first mortgage loans, net increased 14 basis points to 7.39% for the third quarter of 2000 compared with 7.25% for the third quarter of 1999. The annualized average yield on mortgage-backed securities increased 75 basis points to 6.85% for the three month period ended September 30, 2000 compared with 6.10% for the three month period ended September 30, 1999. The annualized average yield on investment securities increased to 6.21% for the three month period ended September 30, 2000 compared with 6.08% for the corresponding 1999 period.

         The increase in the annualized average yield on first mortgage loans, net, is due to the overall increase in market interest rates. However, the increase in the annualized average yield on first mortgage loans has not kept pace with the increase in overall market interest rates, due to the slow-down in prepayment activity which has slowed the overall repricing of our loan portfolio. The increase in the annualized average yield on mortgage-backed securities reflects the increases in market interest rates, as our portfolio consists predominantly of adjustable-rate securities. The annualized average yield on investment securities increased in 2000 due to the maturing of the lower-yielding, short-term investments held in the third quarter of 1999.

         Interest Expense. Total interest expense increased $20.2 million, or 27.7%, to $93.2 million for the three month period ended September 30, 2000 compared with $73.0 million for the three month period ended September 30, 1999. Interest expense on borrowed funds increased $14.4 million to $14.5 million for the quarter ended September 30, 2000 compared with $0.1 million for the quarter ended September 30, 1999. Interest expense on deposits increased $5.8 million, or 8.0%, to $78.7 million for the three months ended September 30, 2000 compared with $72.9 million for the three months ended September 30, 1999.

         The increase in interest expense was attributable in part to an increase in the average balance of interest-bearing liabilities of $628.9 million, or 9.7%, to $7.13 billion for the three months ended September 30, 2000 compared with $6.50 billion for the corresponding 1999 period. The increase in the average balance of total interest-bearing liabilities resulted from an increase of $903.8 million in the average balance of borrowed funds to $910.9 million for the quarter ended September 30, 2000 compared with $7.1 million for the quarter ended September 30, 1999. The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management strategy as well as to offset the decrease in the average balance of interest-bearing deposits.

         The average balance of interest-bearing deposits decreased $274.9 million, or 4.2%, to $6.22 billion for the three month period ended September 30, 2000 compared with $6.50 billion for the three month period ended September 30, 1999. Within the interest-bearing deposit mix, the average balance of time deposits decreased $140.0 million, or 2.8%, to $4.89 billion for the third quarter of 2000 compared with $5.03 billion for the third quarter of 1999. The average balance of regular savings deposits decreased $93.5 million, or 10.7%, to $778.2 million for the quarter ended September 30, 2000 compared with $871.7 million for the quarter ended September 30, 1999. The decrease in the

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

average balance of interest-bearing deposits reflects the effect of the intense competition for deposits in the banking and financial services industry, the use by our depositors of approximately $110.0 million of funds on deposit with Hudson City Savings Bank to fund their Hudson City Bancorp common stock purchases during the reorganization, and the inclusion of the cash received from the sale of our common stock in 1999 in the average balance of regular savings deposits.

         The increase in interest expense was also attributable to a 75 basis point increase in the annualized average cost of interest-bearing liabilities to 5.20% for the quarter ended September 30, 2000 from 4.45% for the corresponding 1999 quarter. The annualized average cost of borrowed funds increased 61 basis points to 6.34% for the quarter ended September 30, 2000 compared with 5.73% for the corresponding 1999 quarter. The annualized average cost of interest-bearing deposits increased 58 basis points to 5.03% for the three month period ended September 30, 2000 compared with 4.45% for the three month period ended September 30, 1999. Within the interest-bearing deposit mix, the annualized average cost of time deposits increased 76 basis points to 5.75% for the third quarter of 2000 compared with 4.99% for the corresponding 1999 quarter. The increase in the annualized average cost of borrowed funds and the overall average cost of interest-bearing deposits reflects the rising market interest rate environment over the period, the fact that the majority of our time deposits reprice within one year, and our current short-term borrowing strategy.

         Net Interest Income. Net interest income increased $0.9 million, or 1.4%, to $63.4 million for the three month period ended September 30, 2000 compared with $62.5 million for the three month period ended September 30, 1999. Our net interest rate spread, the difference between the annualized average yield on average total interest-earning assets and the annualized average cost of average total interest-bearing liabilities, decreased 32 basis points to 1.89% for the three month period ended September 30, 2000 compared with 2.21% for the corresponding 1999 period. Our net interest margin, represented by net interest income divided by average total interest-earning assets, decreased 21 basis points to 2.89% for the third quarter of 2000 compared with 3.10% for the third quarter of 1999. The slight increase in net interest income, in conjunction with the decreases in the net interest rate spread and net interest margin, reflect the rising market interest rate environment over the period, the fact that our interest-bearing liabilities reprice faster than our interest-earning assets, and a shift within interest-bearing liabilities to higher costing funds.

         Provision for Loan Losses. Our provision for loan losses for the third quarter of 2000 was $480,000 compared with $600,000 for the third quarter of 1999. The allowance for loan losses increased $1.7 million, or 8.5%, to $21.7 million at September 30, 2000 from $20.0 million at December 31, 1999. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, decreased $1.3 million, or 9.3%, to $12.7 million at September 30, 2000 from $14.0 million at December 31, 1999. Net loan charge-offs during the third quarter of 2000 were $13,000. The increase in the allowance for loan losses is primarily due to the growth of the loan portfolio. The decrease in the provision, year-to-year, reflects the decrease in total non-performing loans as a percent of total loans.

         Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         At September 30, 2000, the ratio of non-performing loans to total loans was 0.26% compared with 0.33% at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 170.24% at September 30, 2000 compared with 142.65% at December 31, 1999. The ratio of non-performing assets to total assets was 0.14% at September 30, 2000 compared with 0.17% at December 31, 1999. The ratio of the allowance for loan losses to total loans was 0.45% at September 30, 2000 compared with 0.46% at December 31, 1999.

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, remained stable at $1.2 million for both three month periods ended September 30, 2000 and 1999.

         Non-Interest Expense. Total non-interest expense increased $2.6 million, or 15.3%, to $19.6 million for the three months ended September 30, 2000 compared with $17.0 million for the three months ended September 30, 1999. Salaries and employee benefits increased $1.8 million, or 16.8%, to $12.5 million for the quarter ended September 30, 2000 compared with $10.7 million for the quarter ended September 30, 1999, primarily due to routine salary increases and expense recognized in 2000 for the RRP. There was no comparable RRP expense recognized in the third quarter of 1999.

         Net occupancy expense increased $0.4 million, or 12.9%, to $3.5 million for the quarter ended September 30, 2000 compared with $3.1 million for the corresponding 1999 quarter. The increase is primarily due to increases in maintenance and repairs of banking premises and equipment and increases in rental expense. Federal deposit insurance expense increased primarily due to an industry wide increase in the assessment charged by the FDIC. Goodwill was fully amortized as of December 31, 1999, resulting in no amortization expense for the quarter ended September 30, 2000.

         Other expenses increased $0.7 million, or 29.2%, to $3.1 million for the quarter ended September 30, 2000 compared with $2.4 million for the corresponding 1999 quarter. The increase in other expenses was primarily due to increases in operating expenses incurred in the third quarter of 2000 related to our existence as a public company, such as increased fees for professional services and expense related to the RRP allocation of common stock to non-officer directors.

         Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 30.4% for the third quarter of 2000 compared with 26.7% for the third quarter of 1999. Our ratio of non-interest expense to average assets was 0.87% for the third quarter of 2000 compared with 0.82% for the third quarter of 1999. The increases in these ratios reflect the increases, quarter-to-quarter, in non-interest expense discussed above.

         Income Taxes. Income tax expense decreased $1.9 million, or 11.0%, to $15.4 million for the three month period ended September 30, 2000 compared with $17.3 million for the three month period ended September 30, 1999. The effective tax rate for the third quarter of 2000 was 34.6% compared with an effective tax rate of 37.5% for the third quarter of 1999. The decrease in income tax expense and the effective tax rate was due to a realignment of corporate entities.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

            COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999

         General. Net income was $86.3 million for the nine months ended September 30, 2000, an increase of $8.3 million, or 10.6%, from net income of $78.0 million for the nine months ended September 30, 1999. Basic and diluted earnings per common share were $0.78 for the nine months ended September 30, 2000. From the date of our reorganization (July 13, 1999) to September 30, 1999, basic and diluted earnings were $0.22 per common share. The increase in net income was attributable to an increase of $54.7 million in interest income, offset in part by increases of $38.0 million in interest expense and $7.3 million in non-interest expense. Our annualized return on average assets for the nine month period ended September 30, 2000 was 1.31% compared with 1.30% for the nine month period ended September 30, 1999. Our annualized return on average equity for the first nine months of 2000 was 7.90% compared with 9.57% for the first nine months of 1999. This decrease in the annualized return on average equity was primarily due to the additional equity received in connection with the reorganization.

         Interest Income. Total interest income increased $54.7 million, or 13.8%, to $451.0 million for the nine months ended September 30, 2000 compared with $396.3 million for the nine months ended September 30, 1999. Interest and fees on first mortgage loans increased $37.9 million, or 18.7%, to $240.9 million for the nine months ended September 30, 2000 compared with $203.0 million for the nine months ended September 30, 1999. Interest and fees on consumer and other loans increased $2.2 million, or 40.7%, to $7.6 million for the nine months ended September 30, 2000 compared with $5.4 million for the corresponding 1999 period. Interest on mortgage-backed securities increased $13.8 million, or 9.6%, to $157.4 million for the nine months ended September 30, 2000 compared with $143.6 million for the nine months ended September 30, 1999.

         The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $806.7 million, or 10.3%, to $8.66 billion for the nine month period ended September 30, 2000 compared with $7.85 billion for the nine month period ended September 30, 1999. This increase was primarily attributable to a $689.3 million, or 18.6%, increase in the average balance of first mortgage loans, net to $4.39 billion for the nine month period ended September 30, 2000 compared with $3.70 billion for the nine month period ended September 30, 1999. The average balance of consumer and other loans increased $35.2 million, or 38.9%, to $125.7 million for the nine month period ended September 30, 2000 compared with $90.5 million for the nine month period ended September 30, 1999. The average balance of mortgage-backed securities increased $83.5 million, or 2.7%, to $3.18 billion for the nine month period ended September 30, 2000 compared with $3.10 billion for the corresponding 1999 period. The average balance of investment securities for the nine month period ended September 30, 2000 was $881.8 million, a decrease of $28.1 million, or 3.1%, from the average balance of $909.9 million for the corresponding nine month period in 1999. The average balance of FHLB stock purchased was $11.3 million for the first nine months of 2000. We did not own FHLB stock in 1999.

         The above increases in the average balances of interest-earning assets reflect internal growth that was financed by borrowed funds and was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to manage interest rate risk. In addition, the growth also reflects a decline in prepayment activity, year-to-year, primarily due to the increase in market interest rates. The decline in the average balance of investment securities reflects the initial deployment of funds received during

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

our reorganization into short-term securities during the second and third quarters of 1999. These short-term securities were eventually reinvested in our loan and mortgage-backed security portfolios, which currently generate higher yields.

         The increase in interest income was also attributable to an increase in the annualized average yield on interest-earning assets to 6.94% for the nine month period ended September 30, 2000 compared with 6.73% for the corresponding 1999 period. The annualized average yield on first mortgage loans, net was 7.32% for the first nine months of 2000 and 1999. The annualized average yield on mortgage-backed securities increased 42 basis points to 6.60% for the nine month period ended September 30, 2000 compared with 6.18% for the nine month period ended September 30, 1999. The annualized average yield on investment securities increased slightly to 6.22% for the nine month period ended September 30, 2000 compared with 6.20% for the corresponding 1999 period. The stability in the annualized average yield on first mortgage loans, net, in the higher market interest rate environment, reflects a slow-down in prepayment activity during the period and the origination of primarily fixed rate mortgages in 1999 and 2000. The increase in the annualized average yield on mortgage-backed securities reflects the increase in market interest rates, as our portfolio contains predominantly adjustable-rate securities.

         Interest Expense. Total interest expense increased $38.0 million, or 17.1%, to $260.7 million for the nine month period ended September 30, 2000 compared with $222.7 million for the nine month period ended September 30, 1999. Interest expense on borrowed funds increased $31.0 million to $31.1 for the nine month period September 30, 2000 compared with $0.1 million for the nine month period ended September 30, 1999. Interest expense on deposits increased $7.1 million, or 3.2%, to $229.7 million for the nine months ended September 30, 2000 compared with $222.6 million for the nine months ended September 30, 1999.

         The increase in interest expense was attributable in part to an increase in the average balance of interest-bearing liabilities of $398.9 million, or 6.1%, to $6.96 billion for the nine months ended September 30, 2000 compared with $6.56 billion for the corresponding 1999 period. The increase in the average balance of total interest-bearing liabilities resulted from an increase in the average balance of borrowed funds of $669.7 million to $672.1 million for the nine months ended September 30, 2000 compared with $2.4 million for the nine months ended September 30, 1999. The use of borrowed funds has accelerated over the past year to offset the decrease in the average balance of interest-bearing deposits and to fund asset growth consistent with our capital management strategy.

         The average balance of interest-bearing deposits decreased $270.8 million, or 4.1%, to $6.29 billion for the nine months ended September 30, 2000 compared with $6.56 billion for the nine months ended September 30, 1999. Within the interest-bearing deposit mix, the average balance of time deposits decreased $164.2 million, or 3.2%, to $4.93 billion for the first nine months of 2000 compared with $5.10 billion for the first nine months of 1999. The average balance of regular savings deposits decreased $72.9 million, or 8.5%, to $789.6 million for the nine months ending September 30, 2000 compared with $862.5 million for the nine months ending September 30, 1999. The decrease in the average balance of interest-bearing deposits primarily reflects the effect of the intense competition for deposits in the banking and financial services industry, the use by our depositors of approximately $110.0 million of funds on deposit with Hudson City Savings Bank to fund their Hudson City Bancorp common stock purchases during the reorganization, and the inclusion of the cash received from the sale of our common stock in 1999 in the average balance of regular savings deposits.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         The increase in interest expense was also attributable to a 47 basis point increase in the annualized average cost of interest-bearing liabilities to 5.01% for the nine months ended September 30, 2000 from 4.54% for the corresponding 1999 period. The annualized average cost of borrowed funds increased 43 basis points to 6.18% for the nine months ended September 30, 2000 compared with 5.75% for the nine months ended September 30, 1999. The annualized average cost of interest-bearing deposits increased 34 basis points to 4.88% for the nine month period ended September 30, 2000 compared with 4.54% for the nine month period ended September 30, 1999. Within the interest-bearing deposit mix, the annualized average cost of time deposits increased 44 basis points to 5.53% for the first nine months of 2000 compared with 5.09% for the corresponding 1999 period. The increase in the annualized average cost of borrowed funds and interest-bearing deposits reflects the rising market interest rate environment over the period, the fact that the majority of our time deposits reprice within one year, and our current short-term borrowing strategy.

         Net Interest Income. Net interest income increased $16.5 million, or 9.5%, to $190.2 million for the nine month period ended September 30, 2000 compared with $173.7 million for the nine month period ended September 30, 1999. This increase primarily reflects the increase in the average balance of first mortgage loans, net and our other investments due to the use of the net proceeds from the reorganization, and the additional earnings generated on the borrowed funds that were invested. Our net interest rate spread, the difference between the annualized average yield on average total interest-earning assets and the annualized average cost of average total interest-bearing liabilities, decreased 26 basis points to 1.93% for the nine month period ended September 30, 2000 compared with 2.19% for the corresponding 1999 period. Our net interest margin, represented by net interest income divided by average total interest-earning assets, decreased 2 basis points to 2.92% for the first nine months of 2000 compared with 2.94% for the first nine months of 1999. The decreases in the net interest rate spread and the net interest margin reflect the rising market interest rate environment over the period, the fact that our interest-bearing liabilities reprice faster than our interest-earning assets, and a shift within interest-bearing liabilities to higher costing funds.

         Provision for Loan Losses. Our provision for loan losses for the first nine months of 2000 was $1.68 million, a decrease of $70,000, or 4.2%, compared with $1.75 million for the corresponding 1999 period. There were net loan charge-offs of $5,000 during the first nine months of 2000. The increase in the allowance for loan losses is primarily due to the growth of the loan portfolio. The decrease in the provision, year-to-year, reflects the lower non-performing loans to total loans ratio.

         Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, was $3.5 million for both the nine month periods ended September 30, 2000 and 1999.

         Non-Interest Expense. Total non-interest expense increased $7.3 million, or 14.3%, to $58.5 million for the nine months ended September 30, 2000 compared with $51.2 million for the nine months ended September 30, 1999. Salaries and employee benefits increased $4.2 million, or 13.0%, to $36.6 million for the nine months ended September 30, 2000 compared with $32.4 million for the nine months ended September 30, 1999, primarily due to expense recognized in 2000 for the ESOP and RRP and routine salary increases.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         Net occupancy expense increased $1.1 million, or 12.4%, to $10.0 million for the nine months ended September 30, 2000 compared with $8.9 million for the corresponding 1999 period. The increase is primarily due to increases in maintenance and repairs of banking premises and equipment and increases in rental expense. Federal deposit insurance expense increased primarily due to an industry wide increase in the assessment charged by the FDIC. Goodwill was fully amortized as of December 31, 1999, resulting in no amortization expense for the nine month period ended September 30, 2000.

         Other expenses increased $2.9 million, or 39.7%, to $10.2 million for the nine months ended September 30, 2000 compared with $7.3 million for the corresponding 1999 period. The increase in other expenses was primarily due to increases in operating expenses incurred in the first nine months of 2000 related to our existence as a public company, such as increased fees for professional services and expense related to the RRP allocation of common stock to non-officer directors.

         Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 30.2% for the first nine months of 2000 compared with 28.9% for the first nine months of 1999. Our ratio of non-interest expense to average assets was 0.88% for the first nine months of 2000 compared with 0.85% for the corresponding period in 1999. The slight increase in these ratios reflects the increases in non-interest expense discussed above.

         Income Taxes. Income tax expense increased $0.9 million, or 1.9%, to $47.2 million for the nine month period ended September 30, 2000 compared with $46.3 million for the nine month period ended September 30, 1999. Our effective tax rate for the nine month period ended September 30, 2000 was 35.4% compared with 37.2% for the nine month period ended September 30, 1999. The modest percentage increase in tax expense and the decrease in the effective tax rate were due to a realignment of corporate entities.


LIQUIDITY AND CAPITAL RESOURCES

         The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are scheduled amortization and prepayments of loan principal and mortgage-backed securities, borrowed funds, deposits, maturities and calls of investment securities and funds provided by our operations. We also have a written agreement that allows us to borrow up to $25.0 million in federal funds from a correspondent bank and our membership in the FHLB provides us access to additional sources of borrowed funds. Scheduled loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

         Our investing activities are generally funded by principal payments on mortgage loans and mortgage-backed securities, calls and maturities on investment securities, funds provided by our operating activities, borrowings and deposits. Principal repayments on loans were $382.7 million during the first nine months of 2000 compared with $635.5 million for the corresponding 1999 period.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Principal payments received on mortgage-backed securities totaled $496.2 million during the first nine months of 2000 compared to $873.6 million during the first nine months of 1999. The higher market interest rate environment during 2000 caused a decrease in prepayment activity for both our mortgage loans and mortgage-backed securities. Maturities and calls of investment securities totaled $0.7 million during the first nine months of 2000 compared with $723.7 million during the first nine months of 1999. The lower amount of maturities and calls in 2000 is due to the higher interest rate environment during the last three months of 1999 and in 2000.

         During the first nine months of 2000 and 1999, we borrowed funds of $1.70 billion and $100.0 million, respectively, through the use of securities sold under agreements to repurchase. The net increase in borrowed funds during 2000 of $800.0 million was used to fund asset growth through our capital management strategy and offset the $154.3 million decrease in deposits. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors, including equity markets, and other factors. We believe the decrease in deposits during 2000 reflects the intense competition for deposits in the banking and financial services industry. Time deposit accounts scheduled to mature within one year were $4.51 billion at September 30, 2000. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

         Our primary investing activities are the origination and purchase of one-to four-family real estate loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. We originated and purchased loans of approximately $890.9 million during the first nine months of 2000 compared with $1.12 billion during the first nine months of 1999. The decrease is primarily due to the higher market interest rate environment during 2000 which caused a decrease in prepayments and refinancings. Purchases of mortgage-backed securities during the first nine months of 2000 were $637.5 million compared with $1.00 billion for the first nine months of 1999. The decrease in purchases of mortgage-backed securities is also related to the decrease in prepayment activity due to the higher market interest rate environment in 2000. Purchases of investment securities were $25.3 million and $914.0 million, respectively, for the first nine months of 2000 and 1999. During the first nine months of 1999, the high volume of calls of investment securities, due to the lower interest rate environment experienced at that time, necessitated the reinvestment of the proceeds, which resulted in the high level of purchases during the period. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During the first nine months of 2000, we purchased $40.0 million of FHLB common stock. We are currently required to purchase approximately $34.0 million of additional FHLB stock by April 30, 2001.

         During the first nine months of 2000 and 1999, purchases of common stock by the ESOP were $35.2 million and $11.5 million, respectively. As of September 30, 2000, the ESOP had purchased the entire amount of shares authorized, or 4,348,000 shares. During the first nine months of 2000, the RRP purchased $28.6 million of common stock. The RRP was not in existence in 1999. The RRP is authorized to purchase not more than 2,174,000 shares of Hudson City Bancorp common stock. As of September 30, 2000, the RRP had purchased and awarded 1,966,100 shares. Additional awards may require the purchase of additional shares of stock.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         Under our stock repurchase program, shares of Hudson City Bancorp common stock may be purchased in the open market and through other private transactions from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first nine months of 2000, we purchased 1,549,000 shares of common stock at a cost of $25.6 million.

         At September 30, 2000, Hudson City Savings had outstanding loan commitments to borrowers of approximately $93.4 million, and available home equity and overdraft lines of credit of approximately $63.5 million. There were commitments to purchase mortgage-backed securities at September 30, 2000 of $104.9 million. Expected maturities of borrowed funds over the next three months total $500.0 million. In addition, $50.0 million of borrowed funds will be called over the next three months.

         On July 13, 2000, the Board of Directors declared a quarterly cash dividend of eight cents ($0.08) per common share outstanding for a dividend pay-out ratio for the third quarter of 2000 of 29.6%. The dividend was paid on September 1, 2000 to stockholders of record at the close of business on August 11, 2000. On October 12, 2000, the Board of Directors declared a quarterly cash dividend of nine cents ($0.09) per common share. The dividend is payable on December 1, 2000 to stockholders of record at the close of business on November 10, 2000.

         During the first nine months of 2000, we opened four new branch locations, one in Atlantic County, one in Bergen County and two in Ocean County. The expenditures related to their establishment are not expected to have a material impact on our liquidity, financial position or results of operations. We do not anticipate any material capital expenditures nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

         At September 30, 2000, we exceeded each of the applicable regulatory capital requirements of the FRB and the FDIC. The following table presents the regulatory ratios of Hudson City Savings Bank and Hudson City Bancorp.


                                                                             Regulatory Requirements
                                                                             -----------------------

                                   Actual at                      Minimum Capital                Classification as
                              September 30, 2000                     Adequacy                    Well-Capitalized
                              ------------------             ------------------------            ----------------
                            Amount            Ratio          Amount             Ratio         Amount            Ratio
                            ------            -----          ------             -----         ------            -----
                                                                     (Dollars in thousands)
Bank
Leverage (Tier 1)
       capital ....      $1,244,353           14.09%      $  353,380            4.00%      $  441,725            5.00%
Risk-based capital:
       Tier 1 .....       1,244,353           42.50          117,119            4.00          175,678            6.00
       Total ......       1,266,038           43.24          234,238            8.00          292,797           10.00

Bancorp
Leverage (Tier 1)
       Capital ....      $1,486,720           16.88%      $  352,311            4.00%      $  440,388            5.00%
Risk-based capital:
       Tier 1 .....       1,486,720           50.81          117,047            4.00          175,571            6.00
       Total ......       1,508,405           51.55          234,094            8.00          292,618           10.00

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

         Quantitative and qualitative disclosure about market risk is presented as of December 31, 1999 in Hudson City Bancorp's Annual Report on Form 10-K. The following is an update of the discussion provided therein.

         General. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, concentrated in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2000 and did not have any such hedging transactions in place at September 30, 2000. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

         Interest Rate Risk. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 1999. The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2000. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

                                                                   Present Value of Equity
                                                                    As Percent of Present
                                Present Value of Equity                Value of Assets
                                -----------------------                ---------------
      Change in            Dollar        Dollar       Percent        Present        Percent
    Interest Rates         Amount        Change       Change       Value Ratio       Change
    --------------         ------        ------       ------       -----------       ------
    (Basis points)                   (Dollars in thousands)

              200       $1,148,464     $(408,072)    (26.22)%         13.51%        (21.64)%
              150        1,260,508      (296,028)    (19.02)          14.59         (15.37)
              100        1,363,105      (193,431)    (12.43)          15.54          (9.86)
               50        1,456,514      (100,022)     (6.43)          16.37          (5.05)
                0        1,556,536             -       -              17.24           -
              (50)       1,646,993        90,457       5.81           18.00           4.41
             (100)       1,712,580       156,044      10.03           18.50           7.31
             (150)       1,724,913       168,377      10.82           18.51           7.37
             (200)       1,716,501       159,965      10.28           18.33           6.32

         GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2000 which we anticipate to reprice or mature in each of the future time periods shown. We have excluded non-accrual loans from the table. This table is prepared in a similar manner as at December 31, 1999. The increase in our negative one-year gap from December 31, 1999 reflects the increase in short-term borrowings over the period to September 30, 2000 and the decrease in estimated prepayments on our mortgage-related assets due to the rising market interest rate environment.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                           At September 30, 2000
                                     --------------------------------------------------------------------------------------------
                                                                                 More than     More than
                                                   More than      More than      two years    three years
                                     Six months   six months     one year to      to three      to five      More than
                                      or less     to one year     two years        years         years      five years      Total
                                      -------     -----------     ---------        -----         -----      ----------      -----
                                                                           (Dollars in thousands)
Interest-earning assets:
  First mortgage loans ..........   $   392,638   $   432,970    $   510,121    $   462,512    $  644,484   $2,219,535   $4,662,260
  Consumer and other loans ......        28,539           904          1,849          3,625        19,889       86,210      141,016
  Federal funds sold ............        42,100            --             --             --            --           --       42,100
  Mortgage-backed securities ....     1,059,977     1,290,366        290,407         95,422        83,641      414,394    3,234,207
  FHLB stock ....................        40,000            --             --             --            --           --       40,000
  Investment securities .........            25           300            715         10,050       474,307      369,994      855,391
                                    -----------   -----------    -----------    -----------    ----------   ----------   ----------
    Total interest-earning
      assets ....................     1,563,279     1,724,540        803,092        571,609     1,222,321    3,090,133    8,974,974
                                    -----------   -----------    -----------    -----------    ----------   ----------   ----------

Interest-bearing liabilities:
  Savings accounts ..............        25,131        19,505        190,807        228,969       152,646      152,645      769,703
  Interest-bearing demand
    accounts ....................         2,292         2,292         22,917         27,501        18,334       18,333       91,669
  Money market accounts .........       109,536       109,537        112,806        113,532         2,906        2,905      451,222
  Time deposits .................     3,055,806     1,452,860        353,508         21,801        16,311           --    4,900,286
  Borrowed funds ................       550,000       150,000             --             --            --      400,000    1,100,000
                                    -----------   -----------    -----------    -----------    ----------   ----------   ----------
    Total interest-bearing
    liabilities .................     3,742,765     1,734,194        680,038        391,803       190,197      573,883    7,312,880
                                    -----------   -----------    -----------    -----------    ----------   ----------   ----------


Interest rate sensitivity gap ...   $(2,179,486)  $    (9,654)   $   123,054    $   179,806    $1,032,124   $2,516,250   $1,662,094
                                    ===========   ===========    ===========    ===========    ==========   ==========   ==========


Cumulative interest rate
  sensitivity gap ...............   $(2,179,486)  $(2,189,140)   $(2,066,086)   $(1,886,280)   $ (854,156)  $1,662,094
                                    ===========    ===========    ===========    ==========    ==========   ==========


Cumulative interest rate
    sensitivity gap as a
    percent of total assets .....        (23.79)%       (23.89)%       (22.55)%      (20.59)%       (9.32)%     18.14%

Cumulative interest-earning
    assets as a percent of
    interest-bearing
    Liabilities .................         41.77%         60.03%         66.44%        71.20%        87.33%     122.73%

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

Item 2. - Changes in Securities and Use of Proceeds
                  Not applicable.

Item 3. - Defaults Upon Senior Securities
                  Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

         On July 13, 2000 the annual meeting of stockholders of Hudson City Bancorp, Inc. was held to consider and vote on certain matters. The results are indicated below.

         Proposal 1 - Approval of four directors for terms of three years each.

         Votes cast for John D. Birchby:

For:                                 105,983,505
Withheld:                                264,578

         Votes cast for Victoria H. Bruni:

For:                                 105,997,579
Withheld:                                250,504

         Votes cast for Andrew J. Egner:

For:                                 105,953,189
Withheld:                                294,894

         Votes cast for Leonard S. Gudelski:

For:                                 106,001,514
Withheld:                                246,569

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         Proposal 2 - Approval of Article IX of the Hudson City Bancorp, Inc. 2000 Stock Option Plan.

For:                                 103,937,393
Against:                               1,895,250
Abstained:                               415,440


         Proposal 3 - Approval of Article X of the Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan.

For:                                  103,781,473
Against:                                2,027,983
Abstained:                                438,627

         Proposal 4 - Ratification of the Appointment of KPMG LLP as Hudson City Bancorp's independent auditors for the year ending December 31, 2000.

For:                                 105,909,556
Against:                                 173,988
Abstained:                               164,539

There were no broker held non-voted shares represented at the meeting with respect to the above matters.

Item 5. - Other Information
                  Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

         (a)      Exhibit Number 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Hudson City Bancorp, Inc.

Date:   November 10, 2000           By:  /s/ Leonard S. Gudelski
                                         ---------------------------------------
                                         Leonard S. Gudelski
                                         Chairman and Chief Executive Officer




Date:   November 10, 2000           By:  /s/ Ronald E. Hermance, Jr.
                                         ---------------------------------------
                                         Ronald E. Hermance, Jr.
                                         President and Chief Operating Officer