Form 10-K405
period 2000-12-31
HUDSON CITY BANCORP INC
filed 2001-03-29
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:      DECEMBER 31, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from ___________________ to _______________________

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

                   Yes    [ X ]          No  [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.

                   Yes    [ X ]          No  [   ]

         As of March 26, 2001, the registrant had 115,638,300 shares of common stock, $0.01 par value, issued and 104,633,200 shares outstanding. Of such shares outstanding, 61,288,300 shares were held by Hudson City, MHC, the registrant's mutual holding company and 43,344,900 shares were held by the public and directors, officers and employees of the registrant. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 2001 was $694,688,000. This figure was based on the closing price by the Nasdaq National Market for a share of the registrant's common stock, which was $19.063 as reported in the Wall Street Journal on March 27, 2001.

         Documents Incorporated by Reference: The information required by Part III of the Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on May 17, 2001.

                            HUDSON CITY BANCORP, INC.
                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I

    Item 1     Business.................................................................        2
    Item 2     Properties...............................................................       44
    Item 3     Legal Proceedings........................................................       44
    Item 4     Submission of Matters to a Vote of Security Holders......................       44

PART II

    Item 5     Market for Registrant's Common Stock and Related Stockholder Matters.....       45
    Item 6     Selected Financial Data..................................................       46
    Item 7     Management's Discussion and Analysis of Financial Condition and Results
               Of Operations............................................................       48
    Item 7a    Quantitative and Qualitative Disclosures About Market Risk...............       69
    Item 8     Financial Statements and Supplementary Data..............................       70
    Item 9     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.....................................................      102

PART III

    Item 10    Directors and Executive Officers of the Registrant.......................      102
    Item 11    Executive Compensation...................................................      102
    Item 12    Security Ownership of Certain Beneficial Owners and Management...........      102
    Item 13    Certain Relationships and Related Transactions...........................      102

PART IV

    Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........      103

SIGNATURES..............................................................................      106

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

                                     PART I

ITEM 1.  BUSINESS.

         Hudson City Bancorp is a Delaware corporation organized in 1999 and is registered as a bank holding company with the Federal Reserve Board ("FRB"). Hudson City Bancorp serves as the holding company of its only subsidiary, Hudson City Savings. A majority of the outstanding shares of Hudson City Bancorp's common stock are owned by Hudson City, MHC. Hudson City Bancorp's executive offices are located at West 80 Century Road, Paramus, New Jersey 07652 and our telephone number is (201) 967-1900.

         On July 13, 1999, Hudson City Savings converted and reorganized from a New Jersey chartered mutual savings bank into a two-tiered mutual savings bank holding company structure and became a wholly-owned subsidiary of Hudson City Bancorp, Inc. Hudson City Bancorp sold 54,350,000 shares of its common stock to the public, representing 47% of the outstanding shares, at $10.00 per share and received net proceeds of $527.6 million. Hudson City Bancorp contributed 50% of the net proceeds from the initial public offering to Hudson City Savings. An additional 61,288,300 shares, or 53% of the outstanding shares of Hudson City Bancorp, were issued to Hudson City, MHC. At December 31, 2000, as a result of stock repurchases, Hudson City, MHC owned 54.7% of Hudson City Bancorp.

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

         Hudson City Savings is a community and customer-oriented retail savings bank offering traditional deposit products, residential real estate mortgage loans and consumer loans. In addition, Hudson City Savings purchases mortgages, mortgage-backed securities, securities issued by the U.S. government and agencies and other investments permitted by applicable laws and regulations. Except for community-related investments, we have not recently originated or invested in commercial real estate loans, loans secured by multi-family residences or commercial/industrial business loans, although we have the legal authority to make such loans. We retain substantially all of the loans we originate.

         Our revenues are derived principally from interest on our mortgage loans and mortgage-backed securities and interest and dividends on our investment securities. Our primary sources of funds are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

MARKET AREA

         We conduct our operations out of our executive office in Paramus, Bergen County, New Jersey, and 79 branches located in 14 counties throughout the State of New Jersey: Atlantic, Bergen, Burlington, Camden, Essex, Glouchester, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Union and Warren. We operate in three primary markets: northern New Jersey, the New Jersey shore, and southwestern New Jersey in the suburbs outside of Philadelphia. Overall, the counties in which we operate reflect over 80% of the entire population of New Jersey, providing us with access to a large base of potential customers.

         Our market areas provide distinct differences in demographics and economic characteristics. The northern New Jersey market (including Bergen, Essex, Hudson, Middlesex, Morris, Passaic, Union and Warren Counties) represents the greatest concentration of population, deposits and income in the State. The combination of these counties represents more than half of the entire New Jersey population and more than half of New Jersey households. The northern New Jersey market also represents the greatest concentration of Hudson City Savings retail operations -- both lending and deposit gathering -- and based on its high level of economic activity, we believe that the northern New Jersey market provides significant opportunities for future growth. The New Jersey shore market (including Atlantic, Monmouth and Ocean counties) represents a strong concentration of population and income, and is an increasingly popular resort and retirement economy -- providing healthy opportunities for deposit growth and residential lending. The southwestern New Jersey market (including Burlington, Camden and Gloucester counties) consists of communities adjacent to the Philadelphia metropolitan area and represents the smallest concentration of deposits for Hudson City Savings.

         Our future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment. The stable local economic conditions during recent periods have provided high employment, which has positively affected our loan demand and loan delinquencies. We believe that we have developed lending products and marketing strategies to address the diverse credit-related needs of the residents in our market area.

COMPETITION

         We face intense competition both in making loans and attracting deposits. New Jersey has a high concentration of financial institutions, many of which are branches of large money center and regional banks which have resulted from the consolidation of the banking industry in New Jersey and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide. For example, we do not provide insurance products, trust or investment services, banking services through home computers or other technologically advanced services. Customers who seek "one stop shopping" may be drawn to these institutions.

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

LENDING ACTIVITIES

         Loan Portfolio Composition. Our loan portfolio primarily consists of one-to four-family residential first mortgage loans. To a lesser degree, the loan portfolio includes consumer and other loans, including home equity credit lines and fixed-rate second mortgage loans. We have not originated commercial real estate loans or loans secured by multi-family residences since the early 1980's and we do not originate construction loans. We stopped originating commercial/industrial business loans in 1993, although we have the legal authority to make such loans. From time-to-time, we purchase participation interests in multi-family and commercial first mortgage loans, and commercial loans through community-based organizations. These loans amounted to $2.0 million at December 31, 2000.

         At December 31, 2000, we had total loans of $4.87 billion, of which $4.72 billion, or 96.9%, were first mortgage loans. Of residential mortgage loans outstanding at that date, 43.1% were adjustable-rate mortgage or ARM loans and 56.9% were fixed-rate loans. Commercial real estate and multi-family mortgage loans outstanding at December 31, 2000 totaled $2.4 million, or 0.05% of total loans. The remainder of our loans at December 31, 2000, amounting to $149.5 million, or 3.1% of total loans, consisted of consumer and other loans, primarily home equity credit lines and fixed-rate second mortgage loans. We also offer guaranteed student loans through the Student Loan Marketing Association ("SallieMae") "Loan Referral Program."

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

         The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

                                                                             AT DECEMBER 31,
                                        ---------------------------------------------------------------------------------------
                                                   2000                           1999                          1998
                                        ------------------------       -------------------------     -------------------------
                                                        PERCENT                         PERCENT                       PERCENT
                                           AMOUNT       OF TOTAL           AMOUNT       OF TOTAL         AMOUNT       OF TOTAL
                                        ------------    --------       ------------     --------     -------------    --------
                                                                           (DOLLARS IN THOUSANDS)
FIRST MORTGAGE LOANS:
     One- to four-family........        $  4,607,891      94.56%       $  4,126,153       95.82%     $   3,516,947      96.10%
     FHA/VA.....................             112,937       2.32              66,150        1.54             52,958       1.45
     Multi-family and
         commercial.............               2,380       0.05               2,131        0.05              2,911       0.08
                                        ------------      -----        ------------       -----      -------------      -----
         Total first mortgage
            loans...............           4,723,208      96.93           4,194,434       97.41          3,572,816      97.63
                                        ------------      -----        ------------       -----      -------------      -----
CONSUMER AND OTHER LOANS:
     Fixed-rate second
         mortgages..............             118,319       2.43              82,913        1.93             56,118       1.53
     Home equity credit lines...              29,119       0.60              26,321        0.61             28,045       0.77
     Guaranteed student.........                  --         --                 146          --                216       0.01
     Other......................               2,094       0.04               2,061        0.05              2,212       0.06
                                        ------------      -----        ------------       -----      -------------      -----
         Total consumer and
            other loans.........             149,532       3.07             111,441        2.59             86,591       2.37
                                        ------------      -----        ------------       -----      -------------      -----
            Total loans.........           4,872,740     100.00%          4,305,875      100.00%         3,659,407     100.00%
                                                         ======                          ======                        ======
LESS:
     Deferred loan fees.........              9,555                          10,631                         11,146
     Allowance for loan
         losses.................             22,144                          20,010                         17,712
                                       ------------                   -------------                  -------------
         Net loans..............       $  4,841,041                    $  4,275,234                  $   3,630,549
                                       ============                   =============                  =============


                                                              AT DECEMBER 31,
                                        ------------------------------------------------------
                                                    1997                       1996
                                        -------------------------     ------------------------
                                                         PERCENT                      PERCENT
                                            AMOUNT       OF TOTAL        AMOUNT       OF TOTAL
                                        -------------    --------     ------------    --------
                                                          (DOLLARS IN THOUSANDS)
FIRST MORTGAGE LOANS:
     One- to four-family........        $   3,327,371      96.07%     $  3,039,412      95.84%
     FHA/VA.....................               45,868       1.32            37,541       1.18
     Multi-family and
         commercial.............                3,553       0.10             6,517       0.21
                                        -------------      -----      ------------      -----
         Total first mortgage
            loans...............            3,376,792      97.49         3,083,470      97.23
                                        -------------      -----      ------------      -----
CONSUMER AND OTHER LOANS:
     Fixed-rate second
         mortgages..............               50,198       1.45            45,808       1.44
     Home equity credit lines...               30,211       0.87            33,511       1.06
     Guaranteed student.........                4,315       0.12             6,085       0.19
     Other......................                2,287       0.07             2,584       0.08
                                        -------------      -----      ------------      -----
         Total consumer and
            other loans.........               87,011       2.51            87,988       2.77
                                        -------------      -----      ------------      -----
            Total loans.........            3,463,803     100.00%        3,171,458     100.00%
                                                          ======                       ======
LESS:
     Deferred loan fees.........               12,076                       11,622
     Allowance for loan
         losses.................               15,625                       13,045
                                       --------------                -------------
         Net loans..............       $    3,436,102                $   3,146,791
                                       ==============                =============

         Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2000. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $475.9 million for 2000, $720.7 million for 1999 and $784.3 million for 1998.

                                                             AT DECEMBER 31, 2000
                                              --------------------------------------------------
                                                  FIRST             CONSUMER
                                              MORTGAGE LOANS     AND OTHER LOANS            TOTAL
                                              --------------     ---------------        -------------
                                                                (IN THOUSANDS)
AMOUNTS DUE:
      One year or less.....................   $      1,118         $      886            $       2,004
                                              ------------         ----------                ---------
      After one year:
          One to three years..............          10,003              6,256                   16,259
          Three to five years.............          13,010             20,209                   33,219
          Five to ten years...............         431,139             41,695                  472,834
          Ten to twenty years............          960,243             80,486                1,040,729
          Over twenty years..............        3,307,695                 --                3,307,695
                                              ------------         ----------                ---------
             Total due after one year....        4,722,090            148,646                4,870,736
                                              ------------         ----------                ---------
             Total loans..................    $  4,723,208         $  149,532                4,872,740
                                              ============         ==========
LESS:
      Deferred loan fees..................                                                       9,555
      Allowance for loan losses.........                                                        22,144
                                                                                         -------------
             Net loans....................                                               $   4,841,041
                                                                                         =============



         The following table presents, as of December 31, 2000, the dollar amount of all loans, due after December 31, 2001, and whether these loans have fixed interest rates or adjustable interest rates.

                                                            DUE AFTER DECEMBER 31, 2001
                                              -----------------------------------------------------
                                                 FIXED             ADJUSTABLE             TOTAL
                                              -------------       -------------       -------------
                                                                     (IN THOUSANDS)
First mortgage loans.......................   $   2,686,351       $   2,035,739       $   4,722,090
Consumer and other loans...................         118,304              30,342             148,646
                                              -------------       -------------       -------------
          Total loans due after one year...   $   2,804,655       $   2,066,081       $   4,870,736
                                              =============       =============       =============

         The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                             2000                  1999                  1998
                                                       ---------------       ---------------        ---------------
                                                                             (IN THOUSANDS)
TOTAL LOANS:
      Balance outstanding at beginning of period...    $     4,305,875       $     3,659,407        $     3,463,803
                                                       ---------------       ---------------        ---------------
ORIGINATIONS:
      First mortgage loans.........................            895,074             1,268,875                944,911
      Consumer and other loans.....................             73,799                59,687                 41,375
                                                       ---------------       ---------------        ---------------
          Total originations........................           968,873             1,328,562                986,286
                                                       ---------------       ---------------        ---------------
PURCHASES:
      One- to four-family first mortgage loans.....             55,372                53,279                 22,900
      FHA/VA first mortgage loans..................             54,931                21,528                 14,952
      Other first mortgage loans...................                430                   162                    787
                                                       ---------------       ---------------        ---------------
          Total purchases...........................           110,733                74,969                 38,639
                                                       ---------------       ---------------        ---------------
LESS:
      Principal payments:
          First mortgage loans.....................            475,905               720,671                784,289
          Consumer and other loans.................             35,447                34,468                 37,546
                                                       ---------------       ---------------        ---------------
             Total principal payments..............            511,352               755,139                821,835
                                                       ---------------       ---------------        ---------------
      Transfers to foreclosed real estate..........              1,126                 1,555                  3,353
      Loan sales -- guaranteed student loans.......                263                   369                  4,133
                                                       ---------------       ---------------        ---------------
          Balance outstanding at end of period.....    $     4,872,740       $     4,305,875        $     3,659,407
                                                       ===============       ===============        ===============



         Residential Mortgage Lending. Our primary lending emphasis is the origination of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not allow any borrower to have more than two outstanding first mortgage loans with us at any one time. We do not offer loans secured by cooperative apartment units or interests therein. Since the early 1980's, we have originated and purchased substantially all of our one- to four-family first mortgage loans for retention in our portfolio.

         Late in 2000, we established a wholesale loan purchase program whose primary purpose is to supplement our retail loan origination production. Through this program, we expect to obtain assets with relatively low overhead costs that generate higher yields than other investment security options. We have developed written standard operating guidelines to be used in our due diligence review of potential seller/servicers and the packages of loans for sale. These operating guidelines should provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. We purchased first mortgage loans of $110.7 million in 2000.

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

         We currently offer loans that conform to underwriting standards that are based on standards specified by FannieMae ("conforming loans"), non-conforming loans, and loans processed as limited documentation loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of between 5 and 30 years. The non-conforming loans generally follow FannieMae guidelines except for the loan amounts. FannieMae guidelines limit loans to $252,700; our non-conforming loans may exceed such limits. The average size of our one- to four-family mortgage loans originated in 2000 was approximately $241,000. The overall average size of our one- to four-family first mortgage loans was approximately $150,000 at December 31, 2000. We are an approved seller/servicer for FannieMae and an approved servicer for FreddieMac. From time to time we have sold loans in the secondary market although we have not done so recently.

         Our originations of first mortgage loans amounted to $895.1 million in 2000, $1.27 billion in 1999 and $944.9 million in 1998. In 1999 and 1998, a significant number of our first mortgage loan originations were the result of refinancing of our existing loans due to the relatively low interest rate levels at that time. In 2000, with relatively higher interest rates, refinancing of existing mortgages declined. Total refinancing of our existing first mortgage loans were as follows:

                                                       PERCENT OF
                                                     FIRST MORTGAGE
                                 AMOUNT             LOAN ORIGINATIONS
                                 ------             -----------------
                              (IN MILLIONS)
2000........                    $    20.1                    2.2%
1999........                        212.3                   16.7
1998........                        204.0                   21.6

         We offer a variety of variable-rate and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. Except for loans to low- to moderate-income home mortgage applicants, described below, loans on owner-occupied one- to four-family homes of up to $500,000 are subject to a maximum loan-to-value ratio of 80%. However, we make loans in amounts up to $400,000 with a 95% loan-to-value ratio and loans in excess of $400,000 and less than $500,000 with a 90% loan-to-value ratio if the borrower obtains private mortgage insurance. Loan-to-value ratios of 80% or less are also required for one- to four-family loans in excess of $500,000 and less than $750,000. Loans in excess of $750,000 and up to $1,000,000 are subject to a maximum 70% loan-to-value ratio. Loan-to-value ratios of 60% or less are required for one- to four-family loans in excess of $1,000,000 and less than $1,500,000.

         We currently offer fixed-rate mortgage loans in amounts up to $1.5 million with a maximum term of 30 years secured by one- to four-family residences. We price our interest rates on fixed rate loans to be competitive in light of market conditions.

         We currently offer a variety of ARM loans secured by one- to four-family residential properties that initially adjust after one year, five years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that we currently originate have a maximum 30-year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year ("constant treasury maturity index") and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. We offer ARM loans with initial interest rates below the interest rate that we determine by a fixed spread above the monthly constant treasury maturity index ("fully indexed rate"). As of December 31, 2000, the initial discounted rate on these loans was 150 to 213 basis points below the current fully indexed rate. We originated $421.7 million of one- to four-family ARM loans in 2000. At December 31, 2000, 43.1% of our one- to four-family mortgage loans consisted of ARM loans.

         The retention of ARM loans in our loan portfolio helps reduce our exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise, which increases the potential for default. The marketability of the underlying property also may be adversely affected. In order to minimize risks, we evaluate borrowers of one-year ARM loans based on their ability to repay the loans at the fully indexed rate. In an effort to further reduce interest rate risk, we have not in the past, nor do we currently, originate ARM loans which provide for negative amortization of principal.

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

         In addition to our standard mortgage and consumer credit products, since 1992, we have developed mortgage programs designed to address the credit needs of low- to moderate-income home mortgage applicants, first-time home buyers and low- to moderate-income home improvement loan applicants. We define low- to moderate-income applicants as borrowers residing in low- to moderate-income census tracts or households with income not greater than 80% of the median income in the county where the subject property is located. Our low- to moderate-income home improvement loans are discussed under "-- Consumer Loans." Among the features of the low- to moderate-income home mortgage and first-time home buyer's programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For instance, certain of these programs currently provide for loans with up to 95% loan-to-value ratios and rates which are 50 to 75 basis points lower than our traditional mortgage loans. In 2000, we provided $49.0 million in mortgage loans to home buyers under these programs.

         Consumer Loans. At December 31, 2000, $149.5 million, or 3.1%, of our total loans consisted of consumer and other loans, primarily home equity credit lines and fixed-rate second mortgage loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. Consumer loans also carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

         Our home equity credit line loans, which totaled $29.1 million, or 0.6% of total loans at December 31, 2000, are adjustable-rate loans secured by a second mortgage on owner-occupied one-to four-family residences located in the State of New Jersey. Current interest rates on home equity credit lines are based on the "prime rate" as published in the "Money Rates" section of The Wall Street Journal (the "Index"). Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100 whichever is greater. The maximum credit line available is $200,000. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property.

         We also offer fixed-rate second mortgage loans in amounts up to $200,000 secured by owner-occupied one- to four-family residences for terms of up to 20 years. At December 31, 2000 these loans totaled $118.3 million, or 2.4% of total loans. Interest rates on fixed-rate second mortgage loans are periodically set by our Consumer Loan Department based on market conditions. The underwriting terms and procedures applicable to these loans are substantially the same as for our home equity credit line loans.

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

         We no longer originate student loans, but offer guaranteed student loans through the SallieMae "Loan Referral Program." The loans held at December 31, 1999, and those originated in 2000 before we discontinued originating student loans, were sold. Student loan sales during 2000 totaled $263,000.

         In the past, we offered commercial/industrial loans primarily for business investment, business expansion and working capital requirements, generally to businesses located within our market areas. We no longer originate such loans, but do occasionally originate such loans to community-based organizations. At December 31, 2000 we had commercial/industrial loans totaling $836,000. Other consumer loans totaled $1.3 million at December 31, 2000 and consisted of collateralized passbook loans, overdraft protection loans, automobile loans and unsecured personal loans.

         Loan Approval Procedures and Authority. Our lending policies provide that our Mortgage Officer and Assistant Mortgage Officer have authority to approve one- to four-family mortgage loans in amounts up to $500,000. Loans in excess of $500,000 require the approval of either of the foregoing officers as well as our Chief Executive Officer or Chief Operating Officer. Home equity credit lines and fixed-rate second mortgage loans in principal amounts of $25,000 or less are approved by one of our designated loan underwriters. Home equity loans in excess of $25,000, up to the $200,000 maximum, are approved by an underwriter and either our Consumer Loan Officer, Chief Executive Officer or Chief Operating Officer. A weekly listing of loan approvals is entered into the minutes of the Executive Committee of the Board of Directors.

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

         We send foreclosure notices when a loan is 90 days delinquent and we transfer the loan to the foreclosure/bankruptcy section for referral to legal counsel. We commence foreclosure proceedings if the loan is not brought current between the 90th and 120th day of delinquency unless specific limited circumstances warrant an exception. We hold property foreclosed upon as foreclosed real estate. We carry foreclosed real estate at the lower of its fair market value less estimated selling costs, or at cost. If a foreclosure action is commenced and the loan is not brought current, paid in full or refinanced before the foreclosure sale, we either sell the real property securing the loan by a foreclosure sale, or sell the property as soon thereafter as practicable. The collection procedures for Federal Housing Administration (FHA) and Veterans' Administration (VA) one- to four-family mortgage loans follow the collection guidelines outlined by those agencies.

         The collection procedures for consumer and other loans include our sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel in our Consumer Loan Collection Department review loans 60 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may refer the matter to our legal counsel for further collection effort or charge-off the loan. Loans we deem to be uncollectible are proposed for charge-off by our Collection Department. Charge-offs of consumer loans require the approval of our Consumer Loan Officer and our Chief Executive Officer or Chief Operating Officer.

         Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate.

         At December 31, 2000, 1999, and 1998, loans delinquent 60 days to 89 days and 90 days or more were as follows:

                                                     2000                                             1999
                                   ---------------------------------------------    ---------------------------------------------
                                        60-89 DAYS            90 DAYS OR MORE           60-89 DAYS              90 DAYS OR MORE
                                   --------------------     --------------------    -------------------      --------------------
                                             PRINCIPAL                PRINCIPAL              PRINCIPAL                 PRINCIPAL
                                  NO. OF      BALANCE       NO. OF     BALANCE      NO. OF    BALANCE        NO. OF     BALANCE
                                   LOANS      OF LOANS       LOANS     OF LOANS     LOANS     OF LOANS        LOANS     OF LOANS
                                   -----      --------       -----     --------     -----     --------        -----     --------
                                                                                            (DOLLARS IN THOUSANDS)
One- to four-family
      First mortgages..........      53      $   5,552         89      $  11,004      49      $   5,565         99     $   11,955
FHA/VA first mortgages.........      28          1,544         36          1,941      23            732         46          2,070
Consumer and other loans.......       4             10          2             30       2              8          1              2
                                     --      ---------        ---      ---------      --      ---------        ---     ----------
Total delinquent loans (60 days
      and over)................      85      $   7,106        127      $  12,975      74      $   6,305        146     $   14,027
                                     ==      =========        ===      =========      ==      =========        ===     ==========
Delinquent loans (60 days
      And over) to total loans.                   0.15%                     0.27%                  0.15%                     0.33%


                                                      1998
                                   ---------------------------------------------
                                        60-89 DAYS            90 DAYS OR MORE
                                   -------------------      --------------------
                                             PRINCIPAL                 PRINCIPAL
                                   NO. OF     BALANCE       NO. OF      BALANCE
                                    LOANS     OF LOANS      LOANS       OF LOANS
                                    -----     --------      -----       --------

One- to four-family
      First mortgages..........       58     $    5,660        116     $   13,554
FHA/VA first mortgages.........       23            769         36          1,781
Consumer and other loans.......        3             47          8              4
                                      --     ----------        ---     ----------
Total delinquent loans (60 days
      and over)................       84     $    6,476        160     $   15,339
                                      ==     ==========        ===     ==========
Delinquent loans (60 days
      And over) to total loans.                    0.18%                     0.42%

         Non-performing assets, which includes foreclosed real estate, net, non-performing loans and accruing loans delinquent 90 days or more, decreased to $13.4 million at December 31, 2000 from $14.4 million at December 31, 1999 primarily due to the continued strong economy and New Jersey real estate market, and lower unemployment during 2000. Our $13.0 million in loans delinquent 90 days or more at December 31, 2000 were comprised primarily of 125 one- to four-family first mortgage loans (including FHA/VA first mortgage loans). At December 31, 2000, our largest loan delinquent 90 days or more had a balance of $471,000.

         The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

                                                                                  AT DECEMBER 31,
                                                   ---------------------------------------------------------------------------
                                                      2000           1999             1998            1997            1996
                                                   ----------     ----------      -----------     ------------     -----------
                                                                            (DOLLARS IN THOUSANDS)
Non-accrual first mortgage loans..........         $   10,422     $   11,301      $    13,212     $     15,103     $    15,546
Non-accrual consumer and other loans......                 30              2                4              325             493
Accruing loans delinquent 90 days or more.              2,523          2,724            2,123              706             927
                                                   ----------     ----------      -----------     ------------     -----------
         Total non-performing loans.......             12,975         14,027           15,339           16,134          16,966
Foreclosed real estate, net...............                438            367            1,026            1,410           2,385
                                                   ----------     ----------      -----------     ------------     -----------
         Total non-performing assets......         $   13,413     $   14,394      $    16,365     $     17,544     $    19,351
                                                   ==========     ==========      ===========     ============     ===========
Non-performing loans to total loans.......               0.27%          0.33%            0.42%            0.47%           0.53%
Non-performing assets to total assets.....               0.14           0.17             0.21             0.24            0.29

         The total amount of interest income received during the year on non-accrual loans outstanding at December 31, 2000, 1999 and 1998 amounted to $179,000, $242,000 and $178,000, respectively. Additional interest income totaling $652,000, $625,000 and $828,000 on non-accrual loans would have been recognized in 2000, 1999 and 1998, respectively, if interest on all such loans had been recorded based upon original contract terms. We are not committed to lend additional funds to borrowers on non-accrual status.

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

         We define the population of impaired loans to be all non-accrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. We had no loans classified as impaired at December 31, 2000 and 1999. In addition, at December 31, 2000 and 1999, we had no loans classified as troubled debt restructurings, as defined in SFAS No. 15.

         Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. After foreclosure, foreclosed properties held for sale are carried at the lower of fair value minus estimated cost to sell, or at cost. A valuation allowance account is established through provisions charged to income, which results from the ongoing periodic valuations of foreclosed real estate properties. Fair market value is generally based on recent appraisals.

         Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.


                                                              AT OR FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------------------
                                              2000            1999             1998            1997          1996
                                           ----------       ---------      ----------      ----------     ----------
                                                                       (DOLLARS IN THOUSANDS)

Balance at beginning of period........     $   20,010       $  17,712      $   15,625      $   13,045     $   11,906
                                           ----------       ---------      ----------      ----------     ----------
Provision for loan losses.............          2,130           2,350           2,400           2,850          2,275
                                           ----------       ---------      ----------      ----------     ----------
Charge-offs:
         First mortgage loans.........            (18)            (64)           (283)           (288)        (1,002)
         Consumer and other loans.....              -              (9)            (53)            (42)          (158)
                                           ----------       ---------      ----------      ----------     ----------
               Total charge-offs......            (18)            (73)           (336)           (330)        (1,160)
Recoveries............................             22              21              23              60             24
                                           ----------       ---------      ----------      ----------     ----------
         Net recoveries (charge-offs).              4             (52)           (313)           (270)        (1,136)
                                           ----------       ---------      ----------      ----------     ----------
Balance at end of period..............     $   22,144       $  20,010      $   17,712      $   15,625     $   13,045
                                           ==========       =========      ==========      ==========     ==========
Net charge-offs to average loans......              - %         0.001%           0.01%           0.01%          0.04%
Allowance for loan losses to
         total loans..................           0.45            0.46            0.48            0.45           0.41
Allowance for loan losses to
         non-performing loans.........         170.67          142.65          115.47           96.85          76.89

         The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States of America, under which we are required to maintain adequate allowances for loan losses. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

         We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, accounting principles generally accepted in the United States of America and regulatory guidance. We have applied this process consistently and we have made minimal changes in the estimation methods and assumptions that we have used. We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

         Our primary lending emphasis is the origination of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we had a loan concentration in residential first mortgage loans at December 31, 2000, substantially all of which are secured by real property located in New Jersey. These loans represented 96.9% of our total loan portfolio at December 31, 2000. Of residential first mortgage loans outstanding at December 31, 2000, 43.1% or $2.04 billion were adjustable-rate mortgages. The ability of borrowers to make payments on their adjustable-rate mortgages may decrease if interest rates rise.

         Based on the composition of our loan portfolio and the growth in our loan portfolio over the past five years, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible decline in the economy, generally, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses. Accordingly, in the favorable economic environment that existed during 2000, we have maintained our provision for loan losses at the current level to primarily address the actual growth in our loan portfolio. We consider it important to maintain the ratio of our allowance for loan losses to total loans within an acceptable range. At December 31, 2000, the allowance for loan losses as a percentage of total loans was 0.45% compared with 0.41% at December 31, 1996. Because of the primary emphasis of our lending practices and the current market conditions, we consider 0.45% to be within an acceptable range. Furthermore, the increase in the allowance for loan losses each year from 1996 to 2000 reflects the continued growth in the loan portfolio, the relatively low levels of loan charge-offs, the stability in the economy and the resulting stability in our overall loan quality.

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

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Years Ended December 31, 2000 and 1999 -- Provision for Loan Losses."

         The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at December 31, 2000, 1999, 1998, 1997, and 1996.



                                                                        AT DECEMBER 31,
                                         -------------------------------------------------------------------------------
                                                  2000                       1999                      1998
                                         -------------------------   ------------------------  -------------------------
                                                       PERCENTAGE                 PERCENTAGE                 PERCENTAGE
                                                       OF LOANS IN                OF LOANS IN                OF LOANS IN
                                                        CATEGORY                   CATEGORY                   CATEGORY
                                                        TO TOTAL                   TO TOTAL                   TO TOTAL
                                           AMOUNT        LOANS         AMOUNT       LOANS         AMOUNT       LOANS
                                         ---------       -----       ----------      -----      ----------     -----
                                                                      (DOLLARS IN THOUSANDS)
First mortgage loans:
   One- to four-family
         conventional.............       $  13,628       94.56%      $   12,340      95.82%     $   11,168     96.10%
   Other first mortgages..........              24        2.37               21       1.59              29      1.53
                                         ---------       -----       ----------      -----      ----------     -----
            Total first mortgage
               loans..............          13,652       96.93           12,361      97.41          11,197     97.63
Consumer and other loans..........           1,233        3.07              957       2.59             656      2.37
Unallocated.......................           7,259          --            6,692         --           5,859        --
                                         ---------       -----       ----------      -----      ----------     -----
   Total allowance for
               loan losses........       $  22,144      100.00%      $   20,010     100.00%     $   17,712    100.00%
                                         =========      ======       ==========     ======      ==========    ======


                                                             AT DECEMBER 31,
                                         -----------------------------------------------------
                                                  1997                          1996
                                         -------------------------   ------------------------
                                                       PERCENTAGE                 PERCENTAGE
                                                       OF LOANS IN                OF LOANS IN
                                                        CATEGORY                   CATEGORY
                                                        TO TOTAL                   TO TOTAL
                                           AMOUNT        LOANS         AMOUNT       LOANS
                                         ---------       -----       ----------      -----
                                                          (DOLLARS IN THOUSANDS)
First mortgage loans:
   One- to four-family
        conventional..............       $   9,409        96.07%     $     8,770      95.84%
   Other first mortgages..........              48         1.42               65       1.39
                                         ---------       ------      -----------     ------
            Total first mortgage
               loans..............           9,457        97.49            8,835      97.23
Consumer and other loans..........             662         2.51              675       2.77
Unallocated.......................           5,506           --            3,535         --
                                         ---------       ------      -----------     ------
   Total allowance for
               loan losses........       $  15,625       100.00%     $    13,045     100.00%
                                         =========       ======      ===========     ======

INVESTMENT ACTIVITIES

         Investment Securities. The Board of Directors reviews and approves our investment policy on an annual basis. The Chief Executive Officer, Chief Operating Officer and Investment Officer, as authorized by the Board of Directors, implement this policy. Management reports securities transactions to the Executive Committee of the Board of Directors twice a month. The Board of Directors reviews our investment activity on a monthly basis.

         Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. In establishing our investment strategies, we consider our interest rate sensitivity position, the types of securities to be held, liquidity and other factors. New Jersey chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain time deposits of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds.

         Our investment policy prohibits participation in hedging programs, options or futures transactions or interest rate swaps and also prohibits the purchase of non-investment grade bonds. In the future we may amend our policy to allow us to engage in hedging transactions. Our investment policy also provides that we will not engage in any practice that the FFIEC considers to be an unsuitable investment practice. In addition, the policy provides that we shall attempt to maintain primary liquidity consisting of investments in cash, cash in banks, money market investments and securities with remaining maturities of less than five years in an amount equal to 5% of total deposits. At December 31, 2000, our primary liquidity ratio was 10.1%. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-backed securities, see "-- Carrying Values, Yields and Maturities."

         We classify securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. We classify obligations of the U.S. government and federal agencies, corporate bonds, FHLB stock and common stock as available for sale. We classify municipal bonds as held to maturity. We have both the ability and positive intent to hold these investments to maturity. We currently have no securities classified as trading.

         Mortgage-backed Securities. All of our mortgage-backed securities are directly or indirectly insured or guaranteed by FreddieMac, GNMA or FannieMae. We classify our entire mortgage-backed securities portfolio as held to maturity and we have both the ability and positive intent to hold these securities to maturity.

         At December 31, 2000, mortgage-backed securities held to maturity totaled $3.26 billion, or 34.8% of total assets. At December 31, 2000, the mortgage-backed securities portfolio had a weighted average rate of 7.13% and a market value of approximately $3.29 billion. Of the mortgage-backed securities we held at December 31, 2000, $870.8 million, or 26.7%, had fixed rates and $2.39 billion, or 73.3%, had adjustable-rates. Mortgage-backed securities at December 31, 2000 included real estate mortgage investment conduits (REMICs), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations
(CMOs). We classify all of these securities as held to maturity.

         Our REMICs have fixed coupon rates ranging from 5.38% to 6.50% and a weighted average rate of 5.98% at December 31, 2000. At December 31, 2000, REMICs totaled $7.5 million, which constituted 0.2% of the mortgage-backed securities portfolio. Our REMICs had an expected average life of 3.1 years at December 31, 2000. Purchases of mortgage-backed securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans. We did not sell any of our mortgage-backed securities during 2000.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and are used to collateralize our borrowings. In general, mortgage-backed securities issued or guaranteed by GNMA, FannieMae and FreddieMac are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

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

         The following tables present our investment securities and mortgage-backed securities activities for the periods indicated.


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                2000              1999             1998
                                                            ------------     ------------      -------------
                                                                            (IN THOUSANDS)

INVESTMENT SECURITIES:
Carrying value at beginning of period...........            $    813,437     $    786,424      $     656,192
                                                            ------------     ------------      -------------
Purchases:
           Held to maturity.....................                     252               --                403
           Available for sale...................                  25,000          913,976            789,577
           Federal Home Loan Bank stock.........                  73,629               --                 --
Calls:
           Held to maturity.....................                    (150)             (15)              (476)
           Available for sale...................                    (211)        (433,141)          (607,651)
Maturities:
           Available for sale...................                    (325)        (300,013)           (51,550)
Sales:
           Available for sale...................                      --         (109,774)                --
Premium amortization and discount accretion, net                      39            2,167                536
Decrease (increase) in unrealized losses........                  40,106          (46,187)              (607)
                                                            ------------     ------------      -------------
Net increase in investment securities...........                 138,340           27,013            130,232
                                                            ------------     ------------      -------------
Carrying value at end of period.................            $    951,777     $    813,437      $     786,424
                                                            ============     ============      =============

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                2000              1999             1998
                                                            ------------     -------------     -------------
                                                                            (IN THOUSANDS)
MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
Carrying value at beginning of period..............         $  3,097,072     $   3,070,931     $   3,022,225
                                                            ------------     -------------     -------------
Purchases..........................................              862,546         1,094,073         1,222,352
Principal payments.................................             (693,241)       (1,059,577)       (1,168,674)
Premium amortization and discount accretion, net...               (4,342)           (8,355)           (4,972)
                                                            ------------     -------------     -------------
Net increase in mortgage-backed securities.........              164,963            26,141            48,706
                                                            ------------     -------------     -------------
Carrying value at end of period....................         $  3,262,035     $   3,097,072     $   3,070,931
                                                            ============     =============     =============

               The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

                                                                                    AT DECEMBER 31,
                                                    --------------------------------------------------------------------------------
                                                                    2000                                     1999
                                                    --------------------------------------   ---------------------------------------
                                                      CARRYING     PERCENT        FAIR         CARRYING     PERCENT OF      FAIR
                                                       VALUE     OF TOTAL (1)     VALUE          VALUE      TOTAL (1)       VALUE
                                                       -----     ------------     -----          -----      ---------       -----
                                                                               (DOLLARS IN THOUSANDS)
MONEY MARKET INVESTMENTS:
              Federal funds sold................    $   121,700    100.00%    $    121,700   $    116,600    100.00%    $    116,600
                                                    ===========    ======     ============   ============    ======     ============
INVESTMENT SECURITIES:
              HELD TO MATURITY:
              Municipal bonds...................    $     1,481      0.16%    $      1,496   $      1,379      0.17%    $      1,348
                                                    -----------    ------     ------------   ------------    ------     ------------
              AVAILABLE FOR SALE:
              United States government
                           and agencies.........        875,202     91.95          875,202        810,078     99.59          810,078
              Corporate bonds...................          1,465      0.15            1,465          1,980      0.24            1,980
              FHLB stock........................         73,629      7.74           73,629             --        --               --
                                                    -----------    ------     ------------   ------------    ------     ------------
              Total available for sale..........        950,296     99.84          950,296        812,058     99.83          812,058
                                                    -----------    ------     ------------   ------------    ------     ------------
              Total investment securities.......    $   951,777    100.00%    $    951,792   $    813,437    100.00%    $    813,406
                                                    ===========    ======     ============   ============    ======     ============
MORTGAGE-BACKED SECURITIES
              HELD TO MATURITY:
              BY ISSUER:
              GNMA pass-through certificates....    $ 2,457,168     75.32%    $  2,474,259   $  2,208,007     71.30%    $  2,216,980
              FNMA pass-through certificates....        635,691     19.49          641,715        673,328     21.74          654,915
              FHLMC pass-through certificates...        161,684      4.96          164,099        189,258      6.11          187,580
              FHLMC, FNMA and
                           GNMA REMICs..........          7,492      0.23            7,431         26,479      0.85           26,121
                                                    -----------    ------     ------------   ------------    ------     ------------
              Total mortgage-backed securities..    $ 3,262,035    100.00%    $  3,287,504   $  3,097,072    100.00%    $  3,085,596
                                                    ===========    ======     ============   ============    ======     ============
              BY COUPON TYPE:
              Adjustable-rate...................    $ 2,391,200     73.30%    $  2,401,842   $  2,276,037     73.49%    $  2,281,060
              Fixed-rate........................        870,835     26.70          885,662        821,035     26.51          804,536
                                                    -----------    ------     ------------   ------------    ------     ------------
              Total mortgage-backed securities..    $ 3,262,035    100.00%    $  3,287,504   $  3,097,072    100.00%    $  3,085,596
                                                    ===========    ======     ============   ============    ======     ============
TOTAL INVESTMENT PORTFOLIO......................    $ 4,335,512               $  4,360,996   $  4,027,109               $  4,015,602
                                                    ===========               ============   ============               ============

                                                                     AT DECEMBER 31,
                                                    -------------------------------------------------
                                                                           1998
                                                    -------------------------------------------------
                                                      CARRYING            PERCENT          FAIR
                                                       VALUE            OF TOTAL (1)       VALUE
                                                       -----            ------------       -----
                                                                      (DOLLARS IN THOUSANDS)
MONEY MARKET INVESTMENTS:
             Federal funds sold...............         $      69,800      100.00%      $      69,800
                                                       =============      ======       =============
INVESTMENT SECURITIES:
             HELD TO MATURITY:
             Municipal bonds..................         $       1,393        0.18%      $       1,420
                                                       -------------      ------       -------------
             AVAILABLE FOR SALE:
             United States government
                    and agencies..............               782,436       99.49             782,436
             Corporate bonds..................                 2,595        0.33               2,595
             FHLB stock.......................                    --          --                  --
                                                       -------------      ------       -------------
             Total available for sale.........               785,031       99.82             785,031
                                                       -------------      ------       -------------
             Total investment securities......         $     786,424      100.00%      $     786,451
                                                       =============      ======       =============
MORTGAGE-BACKED SECURITIES
             HELD TO MATURITY:
             BY ISSUER:
             GNMA pass-through certificates...         $   2,093,591       68.17%      $   2,111,219
             FNMA pass-through certificates...               674,061       21.95             686,275
             FHLMC pass-through certificates..               240,414        7.83             245,995
             FHLMC, FNMA and
                    GNMA REMICs...............                62,865        2.05              62,880
                                                       -------------      ------       -------------
             Total mortgage-backed securities.         $   3,070,931      100.00%      $   3,106,369
                                                       =============      ======       =============
             BY COUPON TYPE:
             Adjustable-rate..................         $   2,173,728       70.78%      $   2,187,054
             Fixed-rate.......................               897,203       29.22             919,315
                                                       -------------      ------       -------------
             Total mortgage-backed securities.         $   3,070,931      100.00%      $   3,106,369
                                                       =============      ======       =============
TOTAL INVESTMENT PORTFOLIO....................         $   3,927,155                   $   3,962,620
                                                       =============                   =============


(1)      Based on carrying value for each investment type.

         Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2000. Mortgage-backed securities are presented by issuer and by coupon type. Federal Home Loan Bank stock is excluded from this table.

                                                                                   AT DECEMBER 31, 2000
                                                       -----------------------------------------------------------------------------
                                                                                    MORE THAN ONE YEAR         MORE THAN FIVE YEARS
                                                              ONE YEAR OR LESS         TO FIVE YEARS              TO TEN YEARS
                                                       ------------------------    ----------------------   ------------------------
                                                                       WEIGHTED                 WEIGHTED                  WEIGHTED
                                                         CARRYING       AVERAGE      CARRYING    AVERAGE     CARRYING      AVERAGE
                                                          VALUE          RATE         VALUE       RATE         VALUE         RATE
                                                       ----------      --------     ----------  ----------   ----------   ---------
                                                                                                   ----
                                                                                  (Dollars in thousands)
MONEY MARKET INVESTMENTS:
             Federal funds sold.....................   $  121,700       6.50%       $        -       -%     $        -          -%
                                                       ==========                   ==========              ==========
INVESTMENT SECURITIES:
             HELD TO MATURITY:
             Municipal bonds........................   $        -          -        $      300    6.20     $       625        6.45
                                                       ----------                   ----------              ----------
             AVAILABLE FOR SALE:
             United States government
                 agencies...........................            -          -           537,294    6.05         337,908        6.46
             Corporate bonds........................          349       7.18               923    6.54             193        5.34
                                                       ----------                   ----------              ----------
             Total available for sale...............          349       7.18           538,217    6.05         338,101        6.46
                                                       ----------                   ----------              ----------
             Total investment securities............   $      349       7.18       $   538,517    6.05     $   338,726        6.46
                                                       ==========                   ==========              ==========
MORTGAGE-BACKED SECURITIES
             HELD TO MATURITY:
             BY ISSUER:
             GNMA pass-through certificates.........   $        -          -      $       825     7.41     $    16,448        8.53
             FNMA pass-through certificates.........            -          -                -        -         120,745        6.75
             FHLMC pass-through certificates........          232       9.58            4,805     9.46          21,837        7.75
             FHLMC and FNMA REMICs......                        -          -                -        -           4,349        5.61
                                                       ----------                   ----------              ----------
             Total mortgage-backed securities.......   $      232       9.58      $     5,630     9.15     $   163,379        7.04
                                                       ==========                   ==========              ==========
             BY COUPON TYPE:
             Adjustable-rate........................   $        -          -      $         -        -     $       447        7.76
             Fixed-rate.............................          232       9.58            5,630     9.15         162,932        7.04
                                                       ----------                   ----------              ----------
                   Total mortgage-backed securities.   $      232       9.58      $     5,630     9.15      $  163,379        7.04
                                                       ==========                   ==========              ==========
TOTAL INVESTMENT PORTFOLIO..........................   $  122,281       6.51      $   544,147     6.08      $  502,105        6.65
                                                       ==========                   ==========              ==========

                                                                        AT DECEMBER 31, 2000
                                                       --------------------------------------------------------
                                                         MORE THAN TEN YEARS                    TOTAL
                                                       -------------------------     --------------------------
                                                                       WEIGHTED                       WEIGHTED
                                                         CARRYING       AVERAGE        CARRYING        AVERAGE
                                                           VALUE         RATE            VALUE           RATE
                                                       -----------     ---------       -------------      ----
                                                                       (Dollars in thousands)
MONEY MARKET INVESTMENTS:
             Federal funds sold.....................   $          -          -%      $     121,700      6.50%
                                                       ============                  =============
INVESTMENT SECURITIES:
             HELD TO MATURITY:
             Municipal bonds........................   $        556      6.17        $       1,481      6.29
                                                       ------------                  -------------
             AVAILABLE FOR SALE:
             United States government
                 agencies...........................              -          -             875,202      6.21
             Corporate bonds........................              -          -               1,465      6.53
                                                       ------------                  -------------
             Total available for sale...............              -          -             876,667      6.21
                                                       ------------                  -------------
             Total investment securities............   $        556       6.17       $     878,148      6.21
                                                       ============                  =============
MORTGAGE-BACKED SECURITIES
             HELD TO MATURITY:
             BY ISSUER:
             GNMA pass-through certificates.........   $  2,439,895       7.14       $   2,457,168      7.15
             FNMA pass-through certificates.........        514,946       7.07             635,691      7.01
             FHLMC pass-through certificates........        134,810       7.27             161,684      7.40
             FHLMC and FNMA REMICs..................          3,143       6.50               7,492      5.98
                                                       ------------                  -------------
             Total mortgage-backed securities.......   $  3,092,794       7.13       $   3,262,035      7.13
                                                       ============                  =============
             BY COUPON TYPE:
             Adjustable-rate........................   $  2,390,753       7.13       $   2,391,200      7.13
             Fixed-rate.............................        702,041       7.16             870,835      7.15
                                                       ------------                  -------------
             Total mortgage-backed securities.......   $  3,092,794       7.13       $   3,262,035      7.13
                                                       ============                  =============
TOTAL INVESTMENT PORTFOLIO..........................   $  3,093,350       7.13       $   4,261,883      6.92
                                                       ============                  =============

SOURCES OF FUNDS

         General. Deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings deposits (consisting of passbook and statement savings accounts), NOW accounts, checking accounts, money market accounts and time deposits. We also offer IRA accounts and qualified retirement plans.

         Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from market areas surrounding our offices. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits. We believe the decrease in interest-bearing deposits during 2000 is due in part to the intense competition for deposits in the banking and financial services industry. The decrease also reflects our decision to use borrowed funds, which had a lower incremental cost in 2000 than our originated deposit products.

         When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular savings deposits, money market accounts and noninterest-bearing transaction accounts) represented 23.3% of total deposits on December 31, 2000. At December 31, 2000, time deposits with remaining terms to maturity of less than one year amounted to $4.63 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Analysis of Net Interest Income" for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2000, 1999, and 1998.

         The following table presents our deposit activity for the periods indicated:


                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                      2000             1999              1998
                                                 -------------    -------------     -------------
                                                              (DOLLARS IN THOUSANDS)
Total deposits at beginning of period......      $   6,688,044    $   6,807,339     $   6,465,956
Net deposits...............................           (394,436)        (415,012)           30,301
Interest credited, net penalties...........            310,513          295,717           311,082
                                                 -------------    -------------     -------------
Total deposits at end of period............      $   6,604,121    $   6,688,044     $   6,807,339
                                                 =============    =============     =============
Net (decrease) increase....................      $     (83,923)   $    (119,295)    $     341,383
                                                 =============    =============     =============
Percent (decrease) increase................              (1.25)%          (1.75)%            5.28%

         At December 31, 2000, we had $600.6 million in time deposits with balances of $100,000 and over maturing as follows:


               MATURITY PERIOD                       AMOUNT
               ---------------                    -------------
                                                  (IN THOUSANDS)
Three months or less.......................       $     265,412
Over three months through six months.......             206,747
Over six months through 12 months..........              95,520
Over 12 months.............................              32,926
                                                  -------------
          Total............................       $     600,605
                                                  =============

               The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.



                                                                          AT DECEMBER 31,
                                                ------------------------------------------------------------------
                                                               2000                           1999
                                                --------------------------------  --------------------------------
                                                                        WEIGHTED                          WEIGHTED
                                                              PERCENT   AVERAGE                PERCENT    AVERAGE
                                                              OF TOTAL  NOMINAL                OF TOTAL   NOMINAL
                                                  AMOUNT      DEPOSITS   RATE        AMOUNT    DEPOSITS    RATE
                                                  ------      --------   ----        ------    --------    ----
                                                                       (DOLLARS IN THOUSANDS)
Savings.......................................  $   757,607    11.47%    2.29%    $   804,105    12.02%    2.50%
Interest-bearing demand.......................       96,611     1.46     1.49          96,828     1.45     2.00
Money market..................................      448,860     6.80     2.40         486,794     7.28     2.68
Noninterest-bearing demand....................      332,177     5.03       --         308,115     4.61       --
                                                -----------    -----              -----------    -----
      Total...................................    1,635,255    24.76     1.81       1,695,842    25.36     2.07
                                                -----------    -----              -----------    -----
Time deposits:
      Time deposits $100,000
          and over............................      600,605     9.09     5.99         536,664     8.02     5.18
      Time deposits less than $100,000 with
        original maturities of:
          Three months or less................      567,746     8.60     6.06         545,068     8.15     5.35
          Over three months to
               twelve months..................    1,929,952    29.22     6.11       1,178,064    17.61     5.06
          Over twelve months to
               twenty-four months.............    1,049,847    15.90     5.56       1,919,050    28.70     5.12
          Over twenty-four months
               to thirty-six months...........      263,955     4.00     5.82         242,325     3.62     5.38
          Over thirty-six months to
               forty-eight months.............       31,350     0.47     5.53          33,880     0.51     5.50
          Over forty-eight months
               to sixty months................        2,989     0.05     5.29           3,730     0.06     5.30
          Over sixty months...................       11,547     0.17     5.11          14,130     0.21     5.21
          IRA and Keogh
               accounts.......................      510,875     7.74     5.84         519,291     7.76     5.22
                                                -----------    -----              -----------    -----
          Total time deposits.................    4,968,866    75.24     5.92       4,992,202    74.64     5.16
                                                -----------   ------              -----------   ------
          Total deposits......................  $ 6,604,121   100.00%    4.90     $ 6,688,044   100.00%    4.38
                                                ===========   ======              ===========   ======

                                                          AT DECEMBER 31,
                                                ---------------------------------
                                                               1998
                                                ---------------------------------
                                                                         WEIGHTED
                                                             PERCENT      AVERAGE
                                                             OF TOTAL     NOMINAL
                                                  AMOUNT     DEPOSITS      RATE
                                                  ------     --------      ----
                                                        (DOLLARS IN THOUSANDS)
Savings.......................................  $   832,759    12.23%       2.60%
Interest-bearing demand.......................      100,436     1.48        2.00
Money market..................................      505,201     7.42        2.78
Noninterest-bearing demand....................      313,061     4.60          --
                                                -----------    -----
      Total...................................    1,751,457    25.73        2.15
                                                -----------    -----
Time deposits:
      Time deposits $100,000
          and over............................      516,084     7.58        5.26
      Time deposits less than $100,000 with
        original maturities of:
          Three months or less................      436,186     6.41        4.88
          Over three months to
               twelve months..................    1,351,892    19.86        5.18
          Over twelve months to
               twenty-four months.............    1,942,691    28.54        5.37
          Over twenty-four months
               to thirty-six months...........      238,792     3.51        5.54
          Over thirty-six months to
               forty-eight months.............       20,628     0.30        5.30
          Over forty-eight months
               to sixty months................        4,539     0.07        5.50
          Over sixty months...................       39,140     0.57        5.51
          IRA and Keogh
               accounts.......................      505,930     7.43        5.46
                                                -----------    -----
          Total time deposits.................    5,055,882    74.27        5.29
                                                -----------    -----
          Total deposits......................  $ 6,807,339   100.00%       4.48
                                                ===========   ======

         The following table presents, by rate category, the amount of our time deposit accounts outstanding at December 31, 2000, 1999 and 1998.


                                                            AT DECEMBER 31,
                                          --------------------------------------------------
                                              2000              1999               1998
                                          -------------     -------------      -------------
                                                           (IN THOUSANDS)
TIME DEPOSIT ACCOUNTS:
            4.50% or less.............    $       1,479     $       1,651      $       5,865
            4.51%  to 5.00%...........           87,211         1,914,559          1,501,902
            5.01%  to 5.50%...........        1,317,649         2,305,200          2,342,518
            5.51%  to 6.00%...........          893,582           767,251          1,196,373
            6.01%  to 6.50%...........        1,833,004             2,822              7,839
            Over 6.50%................          835,941               719              1,385
                                          -------------     -------------      -------------
                     Total............    $   4,968,866     $   4,992,202      $   5,055,882
                                          =============     =============      =============



         The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2000.

                                                         PERIOD TO MATURITY FROM DECEMBER 31, 2000
                            --------------------------------------------------------------------------------------------
                               WITHIN       OVER THREE     OVER SIX     OVER ONE    OVER TWO      OVER
                               THREE          TO SIX      MONTHS TO      TO TWO     TO THREE      THREE
                               MONTHS         MONTHS      ONE YEAR       YEARS        YEARS       YEARS        TOTAL
                            ------------  ------------   ----------   ----------   ----------   ---------   ------------
                                                                     (IN THOUSANDS)
TIME DEPOSIT ACCOUNTS:
       4.50% or less......  $      1,479  $         --   $       --   $       --   $       --   $      --   $      1,479
       4.51%  to 5.00%....        31,137        28,453        8,479        5,661        3,532       9,949         87,211
       5.01%  to 5.50%....       606,787       389,795      310,787        4,975        5,305          --      1,317,649
       5.51%  to 6.00%....       242,070       349,101      194,606       98,122        7,373       2,310        893,582
       6.01%  to 6.50%....     1,081,004       153,648      391,729      202,376        4,247          --      1,833,004
       Over 6.50%.........        67,746       742,434       25,761           --           --          --        835,941
                            ------------  ------------   ----------   ----------   ----------   ---------   ------------
            Total.........  $  2,030,223  $  1,663,431   $  931,362   $  311,134   $   20,457   $  12,259   $  4,968,866
                            ============  ============   ==========   ==========   ==========   =========   ============



         Borrowings. Hudson City enters into sales of securities under agreements to repurchase with selected broker/dealers and the FHLB. These agreements are recorded as financing transactions as Hudson City maintains effective control over the transferred securities. The dollar amount of the securities underlying the agreements continue to be carried in Hudson City's securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition.

         The securities underlying the agreements are delivered to the party with whom each transaction is executed. They agree to resell to Hudson City the same securities at the maturity or call of the agreement. Hudson City retains the right of substitution of the underlying securities throughout the terms of the agreements

         Hudson City may obtain advances from the FHLB, which are generally secured by a blanket lien against our mortgage portfolio and our mortgage-backed securities. Advances with the FHLB are generally limited to twenty times the amount of FHLB stock owned. At
December 31, 2000, we had no advances with the FHLB.

               Borrowed funds at December 31 are summarized as follows:

                                                                 2000                         1999
                                                       -----------------------     ------------------------
                                                                      WEIGHTED                   WEIGHTED
                                                                       AVERAGE                    AVERAGE
                                                         PRINCIPAL      RATE        PRINCIPAL      RATE
                                                       -----------    --------     -----------   --------
                                                                      (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase:
           Broker/dealers........................      $   950,000      6.20%      $   300,000      5.76%
           Federal Home Loan Bank of New York....          300,000      5.71                --        --
                                                       -----------                 -----------
                    Total borrowed funds.........      $ 1,250,000      6.08       $   300,000      5.76
                                                       ===========                 ===========

         At December 31, 2000, borrowed funds had scheduled maturities and potential call dates as follows:

                      BORROWINGS BY SCHEDULED       BORROWINGS BY NEXT
                          MATURITY DATE            POTENTIAL CALL DATE
                 ----------------------------  --------------------------
                                   WEIGHTED                      WEIGHTED
                                    AVERAGE                       AVERAGE
    YEAR            PRINCIPAL        RATE         PRINCIPAL        RATE
    ----            ---------      --------       ---------      --------
                                  (DOLLARS IN THOUSANDS)
2001.........    $     600,000       6.45%     $    1,000,000      6.18%
2002.........               --         --             150,000      5.78
2003.........               --         --             100,000      5.53
2005.........          100,000       5.85                  --        --
2009.........          250,000       5.76                  --        --
2010.........          300,000       5.68                  --        --
                 -------------                 --------------
     Total...    $   1,250,000       6.08      $    1,250,000      6.08
                 =============                 ==============

         The amortized cost and fair value of the underlying securities, the average balances and the maximum outstanding at any month-end at or for the years ended December 31, 2000 and 1999 are as follows:

                                                                 AT OR FOR THE YEAR ENDING
                                                                        DECEMBER 31,
                                                             ---------------------------------
                                                                 2000                1999
                                                             -------------     ---------------
                                                                       (IN THOUSANDS)
Amortized cost of collateral:
            United States government agency securities...    $     392,612     $       337,596
            Mortgage-backed securities...................          995,764                  --
Fair value of collateral:
            United States government agency securities...          390,550             318,837
            Mortgage-backed securities...................        1,002,669                  --
Average balance of outstanding agreements
            during the year..............................          797,966              53,552
Maximum balance of outstanding agreements
            at any month-end during the year.............        1,250,000             300,000

SUBSIDIARIES

         Hudson City Savings has one active, wholly-owned and consolidated subsidiary: Hudson City Preferred Funding Corp. This subsidiary qualifies as a real estate investment trust, pursuant to the Internal Revenue Code of 1986, as amended, which holds $3.90 billion of one- to four-family mortgage loans as of December 31, 2000.


PERSONNEL

         As of December 31, 2000, we had 902 full-time employees and 100 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

         Hudson City, MHC and Hudson City Bancorp, as bank holding companies controlling Hudson City Savings, are subject to the Bank Holding Company Act of 1956, as amended, (BHCA) and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the "New Jersey Banking Act") and the regulations of the Department under the New Jersey Banking Act applicable to bank holding companies. Hudson City, MHC and Hudson City Bancorp are required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board ("FRB") and the Department. Hudson City Bancorp is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

NEW JERSEY BANKING REGULATION

         Activity Powers. Hudson City Savings derives its lending, investment and other activity powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including Hudson City Savings, generally may invest in:

         -        real estate mortgages;

         -        consumer and commercial loans;

         - specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

         -        certain types of corporate equity securities; and

         -        certain other assets.

A savings bank may also invest pursuant to a "leeway" power that permits investments not otherwise permitted by the New Jersey Banking Act. "Leeway" investments must comply with a number of limitations on the individual and aggregate amounts of "leeway" investments. A savings bank may also exercise trust powers upon approval of the Department. New Jersey savings banks may also exercise any power authorized for federally chartered savings banks unless the Department determines otherwise. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See "-- Federal Banking Regulation -- Activity Restrictions on State-Chartered Banks" below.

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

         Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend if the surplus of the savings bank would, after the payment of the dividend, be reduced unless after such reduction the surplus was 50% or more of the bank's capital stock. Federal law may also limit the amount of dividends that may be paid by Hudson City Savings. See "-- Federal Banking Regulation -- Prompt Corrective Action" below.

         Minimum Capital Requirements. Regulations of the Department impose on New Jersey chartered depository institutions, including Hudson City Savings, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See "-- Federal Banking Regulation -- Capital Requirements" below.

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

FEDERAL BANKING REGULATION

         Capital Requirements FDIC regulations require BIF-insured banks, such as Hudson City Savings, to maintain minimum levels of capital. The FDIC regulations define two Tiers, or classes, of capital. Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the net unrealized appreciation or depreciation, net of tax, from available-for-sale securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities. The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. Allowance for possible loan losses included in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

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

         The federal banking agencies, including the FDIC, have reproposed a rule after receiving comments that would establish minimum regulatory capital requirements for equity investments in non-financial companies. The proposal applies a series of marginal capital charges that range from 8% to 25% depending upon the size of the aggregate equity investment portfolio of the banking organization relative to its Tier 1 capital. The capital charge would be applied by making a deduction, which would be based on the adjusted carrying value of the equity investment from the organization's Tier 1 capital. If adopted as proposed, we do not believe this new capital requirement will have a material adverse effect upon our operations. However, we will have to take this requirement into consideration should we, at some point in the future, decide to invest in non-financial companies.

         The following table shows Hudson City Savings' leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31:

                                                                            FDIC REQUIREMENTS
                                                            ----------------------------------------------------
                                                                  MINIMUM CAPITAL        FOR CLASSIFICATION AS
                                         BANK ACTUAL                 ADEQUACY                WELL-CAPITALIZED
                                -----------------------     ----------------------     -------------------------
                                     AMOUNT       RATIO         AMOUNT       RATIO         AMOUNT          RATIO
                                -------------     -----     ------------     ----      --------------      ----
                                                               (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000
Leverage (Tier 1) Capital...    $   1,263,703     14.16%    $    356,932     4.00%     $      446,165      5.00%
Risk-based capital:
           Tier 1...........        1,263,703     42.32          119,434     4.00             179,151      6.00
           Total............        1,285,847     43.06          238,869     8.00             298,586     10.00
DECEMBER 31, 1999
Leverage (Tier 1) Capital...    $   1,242,213     15.27%    $    325,374     4.00%     $      406,717      5.00%
Risk-based capital:
           Tier 1...........        1,242,213     46.42          107,051     4.00             160,576      6.00
           Total............        1,262,223     47.16          214,102     8.00             267,627     10.00

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

Hudson City Savings received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Hudson City Savings' Tier 1 capital or the maximum permissible amount specified by the New Jersey Banking Act. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank under
Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

         Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

         Effective March 11, 2000, the Gramm-Leach Bliley Act ("Gramm-Leach") permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, Gramm-Leach permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank's total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary's risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary's assets with the bank's and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under Gramm-Leach; otherwise, Gramm-Leach will preempt all state laws regarding the permissibility of certain activities for state chartered banks if such state law is in conflict with the provisions of Gramm Leach (with the exception of certain insurance activities), regardless of whether the state law would authorize broader or more restrictive activities. Although Hudson City Savings meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

         Federal Home Loan Bank System. Hudson City Savings is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances. Hudson City Savings, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets; or
(iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB as of December 31, 2000. Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the FHFB. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to adoption of Gramm-Leach shall remain in effect until such regulations are adopted. Hudson City Savings is in compliance with these requirements.

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

         Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the bank regulators are required to take certain supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," significantly undercapitalized" and "critically capitalized." The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

         (1) an amount equal to five percent of the bank's total assets at the time it became "undercapitalized"; and

         (2) the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

         Insurance Activities. In August 2000, the federal banking agencies proposed regulations pursuant to Gramm-Leach which would prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The proposed regulations would also require prior disclosure of this prohibition to potential insurance product or annuity customers. We do not believe that these regulations, if adopted as proposed, would have a material impact on our operations.

         Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized, using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor).

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

         Under the Deposit Insurance Funds Act of 1996 ("Funds Act"), the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Hudson City Savings. Our total expense in 2000 for the assessment for deposit insurance and the FICO payments was $1,414,000.

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

         Privacy Standards. Pursuant to Gramm-Leach, financial institutions are required to establish a policy governing the collection, use and protection of non-public information about their customers and consumers, provide notice of such policy to consumers and provide a mechanism for consumers to opt out of any practice of the institution whereby nonpublic personal information would otherwise be disclosed to unaffiliated third parties. The federal banking agencies, jointly with the Federal Trade Commission and the Securities and Exchange Commission, have published final regulations to implement the privacy standards of Gramm-Leach effective November 13, 2000. The final regulations require Hudson City Bancorp and Hudson City Savings to disclose their privacy policy, including identifying with whom they share "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

         The regulations also require Hudson City Bancorp and Hudson City Savings to provide their customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Hudson City Bancorp and Hudson City Savings are required to provide their customers with the ability to "opt-out" of having Hudson City Bancorp and Hudson City Savings share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. Under the regulations, Hudson City Bancorp and Hudson City Savings will be required to adopt and implement a privacy policy no later than July 1, 2001. We are currently in the process of revising our privacy policy to be in full compliance with the final regulations. Hudson City

Bancorp and Hudson City Savings have not yet determined the extent to which the privacy standards will affect their operations.

         In June 2000, the federal banking agencies proposed guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The proposed guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. We cannot predict whether these guidelines will be adopted or, if adopted, what impact these guidelines will have on Hudson City Bancorp's operations.

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

         Among other things, current CRA regulations replace the prior process-based assessment factors with a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the new evaluation system focuses on three tests:

         - a lending test, to evaluate the institution's record of making loans in its service areas;

         - an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and

         - a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

         The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. In December 2000, the federal banking agencies adopted regulations, effective April 1, 2001, implementing the requirements under Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. Hudson City Bancorp is currently reviewing the regulations for their impact on our CRA activity. Hudson City Savings has received a "satisfactory" rating in its most recent CRA examination.

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

FEDERAL RESERVE SYSTEM

         Under FRB regulations, Hudson City Savings is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.8 million or less (subject to adjustment by the FRB) and an initial reserve of $1.3 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a FRB or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings' interest-earning assets.

FEDERAL BANK HOLDING COMPANY REGULATION

         General. Hudson City, MHC and Hudson City Bancorp are bank holding companies subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB.

         Impact of Enactment of the Gramm-Leach-Bliley Act. On November
12, 1999, President Clinton signed Gramm-Leach, which among other things, establishes a comprehensive- framework to permit affiliations among commercial banks, insurance companies and securities firms. As part of this framework, the new law (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies and (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks.

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

         -        providing certain brokerage services;

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

         Acquisition and Sale of Control. Under the federal Change in Bank Control Act (CBCA), any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Hudson City Bancorp's common stock will be required to submit prior notice to the

FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of Hudson City Bancorp. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by Hudson City Bancorp and Hudson City Savings, and the antitrust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of Hudson City Bancorp within the meaning of the BHCA. Control generally is defined under the BHCA to mean the ownership or power to vote 25% more of any class of voting securities of Hudson City Bancorp or the ability to control in any manner the election of a majority of Hudson City Bancorp's directors.

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

         The following table shows Hudson City Bancorp's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31:

                                                                        FEDERAL RESERVE BANK REQUIREMENTS
                                                             -----------------------------------------------------

                                                                   MINIMUM CAPITAL           FOR CLASSIFICATION AS
                                        BANCORP ACTUAL                ADEQUACY                  WELL-CAPITALIZED
                                  ----------------------     -----------------------     --------------------------
                                      AMOUNT       RATIO        AMOUNT         RATIO         AMOUNT           RATIO
                                  ------------     -----     ------------      -----     -------------        -----
                                                               (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000
Leverage (Tier 1) Capital...      $  1,467,666     16.45%    $    356,932      4.00%     $     446,165        5.00%
Risk-based capital:
           Tier 1...........         1,467,666     49.15          119,434      4.00            179,151        6.00
           Total............         1,489,810     49.90          238,868      8.00            298,585       10.00

DECEMBER 31, 1999
Leverage (Tier 1) Capital...      $  1,507,003     18.54%    $    325,068      4.00%     $     406,335        5.00%
Risk-based capital:
           Tier 1...........         1,507,003     56.31          107,051      4.00            160,576        6.00
           Total............         1,527,013     57.06          214,102      8.00            267,627       10.00

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

         In addition, the FDIC required that the amount of any dividends waived by Hudson City, MHC will not be available for payment to its public stockholders of Hudson City Bancorp (i.e., stockholders except for Hudson City, MHC) and that such amount will be excluded from Hudson City Bancorp's capital for purposes of calculating dividends payable to the public stockholders. Moreover, Hudson City Savings is required to maintain the cumulative amount of dividends waived by Hudson City, MHC in a restricted capital account that would be added to the liquidation account established in the reorganization. This amount would not be available for distribution to public stockholders. The restricted capital account and liquidation account amounts are not reflected in our financial statements, but are considered as a notational or memorandum account. These accounts are maintained in accordance with the laws, rules, regulations and policies of the Commissioner and our plan of reorganization.

         Hudson City, MHC has applied to the FRB to waive dividends declared by Hudson City Bancorp. As of March 16, 2001, the FRB has not yet approved or denied Hudson City, MHC's application to waive dividends.

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

FEDERAL SECURITIES LAW

         Hudson City Bancorp's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, Hudson City Bancorp is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

                                    TAXATION


FEDERAL

         General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Hudson City Savings, Hudson City, MHC or Hudson City Bancorp. For federal income tax purposes, Hudson City Savings reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. Because Hudson City Savings and Hudson City Bancorp constitute an affiliated group of corporations, they are eligible to report their income on a consolidated basis. However, because Hudson City, MHC owns less than 80% of the common stock of Hudson City Bancorp, it will not be a member of such affiliated group and will report its income on a separate return. Hudson City Savings is not currently under audit by the Internal Revenue Service and has not been audited by the IRS during the past five years.

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

         The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of Hudson City Savings' base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations, approximately one and one-half times the non-dividend distribution would be included in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate. Hudson City Savings does not intend to pay dividends that would result in the recapture of any portion of its bad debt reserve.

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

         Elimination of Dividends; Dividends Received Deduction. Hudson City Bancorp may exclude from its income 100% of dividends received from Hudson City Savings as a member of the same affiliated group of corporations. Because Hudson City, MHC will not be a member of such affiliated group, it will not qualify for such 100% dividends exclusion, but will be entitled to deduct 80% of the dividends it receives from Hudson City Bancorp so long as it owns more than 20% of the common stock.

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


ITEM 2.  PROPERTIES

         During 2000, we conducted our business through our executive office, our operations center and 79 branch offices. At December 31, 2000, we owned 30 of our locations and leased the remaining 51. Our lease arrangements are typically long-term arrangements with third-parties that generally contain several options to renew at the expiration date of the lease.

         For additional information regarding our lease obligations, see Note 8 of Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data."

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the quarter ended December 31, 2000 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

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

                                  SALES PRICE                DIVIDEND INFORMATION
                          ------------------------      ----------------------------------
                                                           AMOUNT
                              HIGH          LOW           PER SHARE        DATE OF PAYMENT
                          ---------     ----------      -----------       ----------------
1999
    Third quarter (1)..   $   14.13     $    10.63      $        --       --
    Fourth quarter.....       14.13          13.00             0.05       December 1, 1999
2000
    First quarter......       15.38          12.63             0.05       March 31, 2000
    Second quarter.....       17.69          14.13             0.07       June 1, 2000
    Third quarter......       18.13          16.00             0.08       September 1, 2000
    Fourth quarter.....       20.25          16.81             0.09       December 1, 2000

(1)      from the date of reorganization (July 13, 1999)

         On January 11, 2001, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of ten cents ($0.10) per common share outstanding that was paid on March 1, 2001 to stockholders of record as of the close of business on February 9, 2001.

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

         As the principal asset of Hudson City Bancorp, Hudson City Savings will provide the principal source of funds for the payment of dividends by Hudson City Bancorp. New Jersey law provides that dividends may be paid by Hudson City Savings only out of net income, earned surplus or undivided profits. However, Hudson City Savings will not be permitted to pay dividends on its capital stock if, among other things, its stockholders' equity would be reduced below the amount required for the liquidation account established in connection with the reorganization. Additionally, in connection with the reorganization, we have committed to the FDIC that we will provide the FDIC with 30 days prior written notice before implementing any return of capital to stockholders during the three year period following the consummation of the reorganization.

         As of March 20, 2001, there were approximately 20,118 holders of record of Hudson City Bancorp common stock.

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

                                                                                        At December 31,
                                                           ------------------------------------------------------------------------
                                                                   2000         1999         1998           1997          1996
                                                           -------------  ------------   ------------   ------------   ------------
                                                                                        (In thousands)
SELECTED FINANCIAL CONDITION DATA:
        Total assets.....................................  $   9,380,373  $  8,518,865   $  7,752,260   $  7,313,999   $  6,672,429
        Loans............................................      4,872,740     4,305,875      3,659,407      3,463,803      3,171,458
        Federal Home Loan Bank of New York stock.....             73,629            --             --             --             --
        Investment securities available for sale.........        876,667       812,058        785,031        654,726        595,870
        Mortgage-backed securities held to maturity......      3,262,035     3,097,072      3,070,931      3,022,225      2,710,078
        Total cash and cash equivalents..................        187,111       200,839        156,875         95,674        121,601
        Foreclosed real estate, net......................            438           367          1,026          1,410          2,385
        Total deposits...................................      6,604,121     6,688,044      6,807,339      6,465,956      5,918,971
        Total borrowed funds.............................      1,250,000       300,000             --             --             --
        Total stockholders' equity.......................      1,464,569     1,479,040        900,606        807,713        719,077


                                                                                For the Year Ended December 31,
                                                           ------------------------------------------------------------------------
                                                                   2000         1999         1998           1997          1996
                                                           -------------  ------------   ------------   ------------   ------------
                                                                             (In thousands, except per share data)
SELECTED OPERATING DATA:
Total interest and dividend income.......................  $   614,041     $    536,081   $   520,791    $  500,442    $   429,278
Total interest expense...................................      360,039          298,832       311,084       297,484        242,667
                                                           -----------     ------------   -----------    ----------    -----------
        Net interest income..............................      254,002          237,249       209,707       202,958        186,611
Provision for loan losses................................        2,130            2,350         2,400         2,850          2,275
                                                           -----------     ------------   -----------    ----------    -----------
        Net interest income after provision
              for loan losses............................      251,872          234,899       207,307       200,108        184,336
                                                           -----------     ------------   -----------    ----------    -----------
Non-interest income:
        Service charges and other income.................        4,541            4,752         4,930         4,710          3,896
        (Losses) gains on securities transactions, net...           --               (7)           24         1,594            152
                                                           -----------     ------------   -----------    ----------    -----------
              Total non-interest income..................        4,541            4,745         4,954         6,304          4,048
                                                           -----------     ------------   -----------    ----------    -----------
              Total non-interest expense.................       78,997           68,408        63,492        62,919         60,958
                                                           -----------     ------------   -----------    ----------    -----------
Income before income tax expense.........................      177,416          171,236       148,769       143,493        127,426
              Income tax expense.........................       62,590           63,850        55,500        53,500         46,595
                                                           -----------     ------------   -----------    ----------    -----------
Net income...............................................  $   114,826     $    107,386   $    93,269    $   89,993    $    80,831
                                                           ===========     ============   ===========    ==========    ===========
                                                                                     (1)
Basic earnings per share.................................  $      1.05     $       0.47   $        --    $       --    $        --
                                                           ===========     ============   ===========    ==========    ===========
                                                                                     (1)
Diluted earnings per share...............................  $      1.04     $       0.47   $        --    $       --    $        --
                                                           ===========     ============   ===========    ==========    ===========


(1)      From date of reorganization (July 13, 1999)

                                                                         At or for the Years Ended December 31,
                                                        ------------------------------------------------------------------------
                                                                2000         1999           1998           1997          1996
                                                        -------------  ------------     ------------   ------------   ----------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS:
Return on average assets.............................            1.29%           1.32%          1.24%         1.27%          1.33%
Return on average stockholders' equity...............            7.87            9.05          10.90         11.79          11.93
Net interest rate spread (1).........................            1.91            2.18           2.16          2.28           2.50
Net interest margin (2)..............................            2.90            2.98           2.85          2.94           3.14
Non-interest expense to average assets...............            0.89            0.84           0.84          0.89           1.00
Efficiency ratio (3).................................           30.55           28.27          29.58         30.30          32.00
Dividend payout ratio (4)............................           27.62           10.64             --            --             --
Cash dividends paid per common share (4).............   $        0.29   $        0.05   $         --    $       --    $        --
Average interest-earning assets to
        average interest-bearing liabilities.........            1.24x           1.21x          1.16x         1.15x          1.16x
CAPITAL RATIOS:
Average stockholders' equity to average assets.......           16.35%          14.60%         11.35%        10.79%         11.11%
Stockholders' equity to assets.......................           15.61           17.36          11.62         11.04          10.78
Book value per common share..........................   $       13.78   $       12.99   $         --    $       --    $        --
REGULATORY CAPITAL RATIOS:
BANK:
Leverage capital.....................................           14.16%          15.27%         11.93%        11.37%         11.69%
Total risk-based capital.............................           43.06           47.16          39.23         37.60          35.15
BANCORP:
Leverage capital.....................................           16.45           18.54             --            --             --
Total risk-based capital.............................           49.90           57.06             --            --             --
ASSET QUALITY RATIOS:
Non-performing loans to total loans..................            0.27%           0.33%          0.42%         0.47%          0.53%
Non-performing assets to total assets................            0.14            0.17           0.21          0.24           0.29
Allowance for loan losses to non-performing loans....          170.67          142.65         115.47         96.85          76.89
Allowance for loan losses to total loans.............            0.45            0.46           0.48          0.45           0.41
OTHER DATA:
Weighted average number of common shares outstanding:
              basic..................................    109,507,190     114,767,331             --             --             --
              diluted................................    109,968,776     114,767,331             --             --             --
Number of deposit accounts...........................        463,369         470,815        484,991        480,414        456,847
Branches.............................................             79              75             75             75             74


(1) We determined this number by subtracting the weighted average cost of average interest-bearing liabilities from the weighted average yield on average interest-earning assets.

(2) We determined this ratio by dividing net interest income by average interest-earning assets.

(3) We determined this ratio by dividing total non-interest expense by the sum of net interest income and total non-interest income (adjusted to exclude net (losses) gains on securities transactions of $0 for 2000, $(7,000) for 1999, $24,000 for 1998, $1,594,000 for 1997 and $152,000
         for 1996.

(4)      The 1999 data is from the date of reorganization (July 13, 1999).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis reflects Hudson City Bancorp's audited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Hudson City Bancorp's Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in Item 8, and the other statistical data provided elsewhere in this document.

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

GENERAL

         Our results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, savings deposits and borrowed funds. Our results of operations are also affected by our provision for loan losses, non-interest income, and non-interest expense. Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest income consists mainly of service charges and fees.

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

MUTUAL HOLDING COMPANY REORGANIZATION

         On July 13, 1999, Hudson City Savings converted and reorganized from a New Jersey chartered mutual savings bank into a two-tiered mutual savings bank holding company structure and became a wholly-owned subsidiary of Hudson City Bancorp. Hudson City Bancorp sold 54,350,000 shares of its common stock to the public, representing 47% of the outstanding shares, at $10.00 per share and received net proceeds of $527.6 million. Hudson City Bancorp contributed 50% of the net proceeds from the initial public offering to Hudson City Savings. An additional 61,288,300 shares, or 53% of the outstanding shares of Hudson City Bancorp, were issued to Hudson City, MHC. At December 31, 2000, as a result of stock repurchases, Hudson City, MHC owned 54.7% of Hudson City Bancorp.

GROWTH INITIATIVES

         In accordance with our business plan, we commenced in 1999 and continued through 2000 several initiatives to effectively and prudently utilize our capital through internally generated growth. We expect to continue to grow through expansion using borrowings to supplement deposits as a funding source. See "Business of Hudson City Savings Bank -- Sources of Funds -- Borrowings" for a discussion of borrowings. We also intend to grow by adding new branch offices, a strategy that has been successful for us in the past.

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

         General market interest rates continued to increase through the third quarter of 2000, then stabilized through the remainder of the year. The yield curve throughout 2000 generally ranged from being flat to slightly inverted. An inverted yield curve is where interest rates on longer-term maturities yielded less than interest rates on shorter-term maturities. In this interest rate environment, our net interest rate spread decreased 27 basis points to 1.91% for 2000 from 2.18% for 1999. This decrease was primarily due to our interest-bearing liabilities generally repricing faster than our interest-earnings assets, which had an adverse effect on our net interest spread in the rising interest rate environment of 2000. In addition, the rates we paid in 2000 on our interest-bearing liabilities were based on shorter-term market rates than were the rates on our interest-earning assets. This had an adverse effect on our net interest spread because of the slightly inverted yield curve.

         Since December 31, 2000, general market interest rates have decreased. On January 3, 2001, the Federal Open Market Committee, or FOMC, reduced the federal funds rate by 50 basis points. On January 31, 2001, at their regularly scheduled meeting, the FOMC reduced the federal funds rate an additional 50 basis points. These reductions have created a significantly different interest rate environment from December 31, 2000. While short term interest rates have declined in January 2001, the U.S. Treasury yield curve remains flat to inverted. While the perception is that short-term rates will continue to decrease during 2001, the actual level of interest rate decreases as well as the degree of steepening of the yield curve will be the major determinants of the extent of the positive impact on our net interest margin and net interest income.

         Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Instead, our real estate loan portfolio, concentrated in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2000 and did not have any such hedging transactions in place at December 31, 2000. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

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

         Historically, our lending activities have emphasized one- to four-family first and second mortgage loans. We believe that the frequent repricing of our adjustable-rate mortgage loans and adjustable-rate securities, which reduces the exposure to interest rate fluctuations, will benefit our long-term profitability. However, the prevailing interest rate environment in recent years has resulted in the increased demand for fixed-rate first mortgage loans. The result has been an increase in the proportion of fixed-rate loans in our portfolio. This may have an adverse impact on our net interest income, particularly in a rising interest rate environment. In addition, the actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in mortgage prepayment rates and market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. We monitor interest rate sensitivity so that we can make adjustments to our asset and liability mix on a timely basis.

         Our primary source of funds has been deposits, consisting primarily of time deposits, which have substantially shorter terms to maturity than the loan portfolio. During 1999, consistent with our capital management strategy, we began to use long-term borrowings as an additional source of funds. During 2000, due to the higher interest rate environment and our belief that short-term borrowing may have benefits in a decreasing interest rate environment, we added short-term borrowings as a source of funds.

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

         At December 31, 2000, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $1.97 billion compared with $985.7 million at December 31, 1999. This represented a negative cumulative one-year interest rate sensitivity gap as a percent of total assets of 21.0% for 2000 compared with 11.6% for 1999, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 64.0% for 2000 compared with 78.1% for 1999. Our negative gap position could more adversely impact our net interest income in a rising rate environment than if we had a positive gap position.

         The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which we anticipate to reprice or mature in each of the future time periods shown. Except as stated below, we determined the amounts of assets and liabilities shown which reprice or mature during a particular period in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability. The information presented in the following table is also based on the following assumptions:

         - we assumed an annual prepayment rate of 12.0% for mortgage loans repricing or maturing after one year;

         - we assumed an annual prepayment rate of 16.0% for mortgage-backed securities repricing or maturing after one year;

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

Deposit decay rates, as noted above, are based on regulatory guidance, as modified by our historical experience. Deposit decay rates, prepayment rates and anticipated call dates can have a significant impact on the estimated interest sensitivity gap. In 1999, prepayment assumptions on mortgage loans and mortgage-backed securities were 16.0% and 20.0%, respectively. The decrease in the prepayment assumptions for the current year is due to the slowing of prepayments on these investments resulting from the higher interest rate environment during 2000. While we believe that our assumptions are reasonable, they may not be indicative of actual future deposit decay activity, mortgage and mortgage-backed securities prepayments, and the actual timing of calls of federal agency bonds or borrowed funds. We have excluded non-accrual loans from the table.

                                                                        At December 31, 2000
                                                    ----------------------------------------------------------
                                                                                                   More than
                                                                     More than      More than      two years
                                                     Six months     six months     one year to      to three
                                                      or less       to one year     two years        years
                                                    -----------     -----------    -----------    -----------
                                                                         (Dollars in thousands)
Interest-earning assets:
         First mortgage loans....................   $   400,007     $   431,591    $   509,125    $   473,633
         Consumer and other loans................        29,673             803          2,115          4,141
         Federal funds sold......................       121,700              --             --             --
         Mortgage-backed securities..............     1,109,371       1,342,878        208,187         96,778
         FHLB stock..............................        73,629              --             --             --
         Investment securities...................           300              49            709        152,659
                                                    -----------     -----------    -----------    -----------
              Total interest-earning assets......     1,734,680       1,775,321        720,136        727,211
                                                    -----------     -----------    -----------    -----------

Interest-bearing liabilities:
         Savings accounts.......................         19,565          20,264        188,889        226,667
         Interest-bearing demand accounts.......          2,416           2,415         24,153         28,983
         Money market accounts..................        107,788         107,786        112,214        113,199
         Time deposits..........................      3,726,347         896,968        312,331         20,762
         Borrowed funds.........................        250,000         350,000             --             --
                                                    -----------     -----------    -----------    -----------
              Total interest-bearing liabilities      4,106,116       1,377,433        637,587        389,611
                                                    -----------     -----------    -----------    -----------

Interest rate sensitivity gap...................    $(2,371,436)    $   397,888    $    82,549    $   337,600
                                                    ===========     ===========    ===========    ===========
Cumulative interest rate sensitivity
         gap....................................    $(2,371,436)    $(1,973,548)   $(1,890,999)   $(1,553,399)
                                                    ===========     ===========    ===========    ===========
Cumulative interest rate sensitivity gap
         as a percent of total assets...........         (25.28)%        (21.04)%       (20.16)%       (16.56)%
Cumulative interest-earning assets
         as a percent of interest-bearing
         liabilities............................          42.25%          64.01%         69.11%         76.14%

                                                             At December 31, 2000
                                                    ------------------------------------------
                                                     More than
                                                    three years
                                                      to five       More than
                                                       years       five years        Total
                                                     ----------   -----------    -------------
                                                            (Dollars in thousands)
Interest-earning assets:
         First mortgage loans....................    $  679,303   $ 2,219,127    $   4,712,786
         Consumer and other loans................        19,648        93,122          149,502
         Federal funds sold......................            --            --          121,700
         Mortgage-backed securities..............        84,839       419,982        3,262,035
         FHLB stock..............................            --            --           73,629
         Investment securities...................       385,149       339,282          878,148
                                                     ----------   -----------    -------------
              Total interest-earning assets......     1,168,939     3,071,513        9,197,800
                                                     ----------   -----------    -------------

Interest-bearing liabilities:
         Savings accounts.......................        151,111       151,111          757,607
         Interest-bearing demand accounts.......         19,322        19,322           96,611
         Money market accounts..................          3,936         3,937          448,860
         Time deposits..........................         12,458            --        4,968,866
         Borrowed funds.........................        100,000       550,000        1,250,000
                                                     ----------   -----------    -------------
              Total interest-bearing liabilities        286,827       724,370        7,521,944
                                                     ----------   -----------    -------------

Interest rate sensitivity gap...................     $  882,112   $ 2,347,143    $   1,675,856
                                                     ==========   ===========    =============
Cumulative interest rate sensitivity
         gap....................................     $ (671,287)  $ 1,675,856
                                                     ==========   ===========
Cumulative interest rate sensitivity gap
         as a percent of total assets...........          (7.16)%       17.87%
Cumulative interest-earning assets
         as a percent of interest-bearing
         liabilities............................          90.12%       122.28%

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

         Our policy sets a maximum percentage change in the present value of equity of 40% from the current present value of equity, given an instantaneous and parallel increase or decrease of 200 basis points. The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2000. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

                                                                                   Present Value of Equity
                                                                                    As Percent of Present
                                         Present Value of Equity                        Value of Assets
                    -------------------------------------------------------         ------------------------
   Change in              Dollar                Dollar              Percent           Present        Percent
Interest Rates            Amount                Change              Change          Value Ratio       Change
--------------      --------------        ---------------           ------          -----------      -------
(Basis points)                          (Dollars in thousands)
      200           $    1,230,355        $      (384,509)          (23.81)%           13.90%         (19.23)%
      150                1,336,474               (278,390)          (17.24)            14.86          (13.65)
      100                1,436,878               (177,986)          (11.02)            15.75           (8.48)
       50                1,534,207                (80,657)           (4.99)            16.58           (3.66)
        0                1,614,864                     --               --             17.21              --
      (50)               1,655,634                 40,770             2.52             17.47            1.51
     (100)               1,656,049                 41,185             2.55             17.38            0.99
     (150)               1,636,531                 21,667             1.34             17.11           (0.58)
     (200)               1,607,179                 (7,685)           (0.48)            16.75           (2.67)

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

         Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for 2000, 1999 and 1998. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees which we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                                                                                     For the Year Ended December 31,
                                                            ------------------------------------------------------------------------
                                                                              2000                                1999
                                                            ------------------------------------  ----------------------------------
                                                                                         Average                             Average
                                                                Average                  Yield/     Average                   Yield/
                                                                Balance     Interest      Cost      Balance      Interest      Cost
                                                            -----------    ----------     ----    -----------   ----------     ----
ASSETS:                                                                                 (Dollars in thousands)
INTEREST-EARNINGS ASSETS
          First mortgage loans, net (1)...................  $ 4,456,451    $  327,458     7.35%   $ 3,796,900   $  277,391     7.31%
          Consumer and other loans........................      130,806        10,640     8.13         94,705        7,583     8.01
          Federal funds sold..............................       80,449         4,972     6.18         61,276        2,933     4.79
          Mortgage-backed securities......................    3,196,889       214,435     6.71      3,116,320      192,390     6.17
          Federal Home Loan Bank stock....................       23,955         1,698     7.09             --           --       --
          Investment securities at amortized cost.........      882,166        54,838     6.22        898,063       55,784     6.21
                                                            -----------    ----------             -----------   ----------
                  Total interest-earning assets...........    8,770,716       614,041     7.00      7,967,264      536,081     6.73
                                                                           ----------             -----------   ----------
NONINTEREST-EARNING ASSETS................................      152,583                               160,260
                                                            -----------                           -----------
                           TOTAL ASSETS...................  $ 8,923,299                           $ 8,127,524
                                                            ===========                           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
          Savings accounts................................  $   782,125        19,143     2.45    $   848,734       21,982     2.59
          Interest-bearing demand accounts................       95,385         1,819     1.91         97,304        2,065     2.12
          Money market accounts...........................      463,818        11,909     2.57        498,900       13,642     2.73
          Time deposits...................................    4,932,154       277,642     5.63      5,073,825      258,028     5.09
                                                            -----------    ----------             -----------   ----------
                  Total deposits..........................    6,273,482       310,513     4.95      6,518,763      295,717     4.54
          Borrowed funds..................................      797,966        49,526     6.21         53,552        3,115     5.82
                                                            -----------    ----------             -----------   ----------
                  Total interest-bearing liabilities......    7,071,448       360,039     5.09      6,572,315      298,832     4.55
                                                            -----------    ----------             -----------   ----------
NONINTEREST-BEARING LIABILITIES:
          Noninterest-bearing deposits....................      319,499                               309,676
          Other noninterest-bearing liabilities...........       73,025                                59,260
                                                            -----------                           -----------
                  Total noninterest-bearing liabilities...      392,524                               368,936
                                                            -----------                           -----------
                           Total liabilities..............    7,463,972                             6,941,251
                           Stockholders' equity...........    1,459,327                             1,186,273
                                                            -----------                           -----------
                           TOTAL LIABILITIES AND
                           STOCKHOLDERS' EQUITY...........  $ 8,923,299                           $ 8,127,524
                                                            ===========                           ===========
Net interest income.......................................                 $  254,002                           $  237,249
                                                                           ==========                           ==========
Net interest rate spread (2)..............................                                1.91%                                2.18%
Net interest-earning assets...............................  $ 1,699,268                           $ 1,394,949
                                                            ===========                           ===========
Net interest margin (3)...................................                                2.90%                                2.98%
Ratio of interest-earning assets to
          Interest-bearing liabilities....................                                1.24x                                1.21x

                                                                            For the Year Ended December 31,
                                                                 --------------------------------------------------
                                                                                           1998
                                                                 --------------------------------------------------
                                                                                                            Average
                                                                     Average                                Yield/
                                                                     Balance            Interest             Cost
                                                                 -------------       -------------           ----
ASSETS:                                                                         (Dollars in thousands)
INTEREST-EARNINGS ASSETS
         First mortgage loans, net (1).....................      $   3,426,309       $     259,320           7.57%
         Consumer and other loans..........................             84,782               7,272           8.58
         Federal funds sold................................             55,264               2,839           5.14
         Mortgage-backed securities........................          3,053,628             201,592           6.60
         Federal Home Loan Bank stock......................                 --                  --             --
         Investment securities at amortized cost...........            743,151              49,768           6.70
                                                                 -------------       -------------
                  Total interest-earning assets............          7,363,134             520,791           7.07
                                                                                     -------------
NONINTEREST-EARNING ASSETS.................................            172,142
                                                                 -------------
                           TOTAL ASSETS....................      $   7,535,276
                                                                 =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
         Savings accounts..................................      $     834,057              22,777           2.73
         Interest-bearing demand accounts..................             92,276               1,959           2.12
         Money market accounts.............................            498,337              14,329           2.88
         Time deposits.....................................          4,913,089             272,019           5.54
                                                                 -------------       -------------
                  Total deposits...........................          6,337,759             311,084           4.91
         Borrowed funds....................................                 --                  --             --
                                                                 -------------       -------------
                  Total interest-bearing liabilities.......          6,337,759             311,084           4.91
                                                                 -------------       -------------
NONINTEREST-BEARING LIABILITIES:
         Noninterest-bearing deposits......................            286,322
         Other noninterest-bearing liabilities.............             55,667
                                                                 -------------
                  Total non-interest bearing liabilities...            341,989
                                                                 -------------
                           Total liabilities...............          6,679,748
                           Stockholders' equity............            855,528
                                                                 -------------
                           TOTAL LIABILITIES AND
                                  STOCKHOLDERS' EQUITY.....      $   7,535,276
                                                                 =============
Net interest income........................................                          $     209,707
                                                                                     =============
Net interest rate spread (2)...............................                                                  2.16%
Net interest-earning assets................................      $   1,025,375
                                                                 =============
Net interest margin (3)....................................                                                  2.85%
Ratio of interest-earning assets to
         Interest-bearing liabilities......................                                                  1.16x

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

         Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

         o changes attributable to changes in volume (changes in volume multiplied by prior rate);

         o changes attributable to changes in rate (changes in rate multiplied by prior volume); and

         o        the net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                                    2000 COMPARED TO 1999
                                                                                    INCREASE (DECREASE) DUE TO
                                                               Volume                Rate                  Net
                                                             -----------        -------------         -------------
                                                                                          (In thousands)
INTEREST-EARNING ASSETS:
        First mortgage loans, net.....................       $    48,538        $       1,529         $      50,067
        Consumer and other loans......................             2,941                  116                 3,057
        Federal funds sold............................             1,058                  981                 2,039
        Mortgage-backed securities....................             5,027               17,018                22,045
        Federal Home Loan Bank stock..................             1,698                   --                 1,698
        Investment securities.........................            (1,032)                  86                  (946)
                                                             -----------        -------------         -------------
             Total....................................            58,230               19,730                77,960
                                                             -----------        -------------         -------------
INTEREST-BEARING LIABILITIES:
        Savings accounts..............................            (1,681)              (1,158)               (2,839)
        Interest-bearing demand accounts..............               (41)                (205)                 (246)
        Money market accounts.........................              (945)                (788)               (1,733)
        Time deposits.................................            (7,331)              26,945                19,614
        Borrowed funds................................            46,188                  223                46,411
                                                             -----------        -------------         -------------
              Total....................................           36,190               25,017                61,207
                                                             -----------        -------------         -------------
              Net change in net interest income..            $    22,040        $      (5,287)        $      16,753
                                                             ===========        =============         =============





                                                                                     1999 COMPARED TO 1998
                                                                                    INCREASE (DECREASE) DUE TO
                                                                     Volume                   Rate                      Net
                                                                 --------------        ------------------        -----------------
                                                                                        (In thousands)
INTEREST-EARNING ASSETS:
        First mortgage loans, net......................          $       27,238        $           (9,167)       $          18,071
        Consumer and other loans.......................                     815                      (504)                     311
        Federal funds sold.............................                     295                      (201)                      94
        Mortgage-backed securities.....................                   4,088                   (13,290)                  (9,202)
        Federal Home Loan Bank stock...................                      --                        --                       --
        Investment securities..........................                   9,845                    (3,829)                   6,016
                                                                 --------------        -------------------       -----------------
             Total.....................................                  42,281                   (26,991)                  15,290
                                                                 --------------        -------------------       -----------------
INTEREST-BEARING LIABILITIES:
        Savings accounts...............................                     394                    (1,189)                    (795)
        Interest-bearing demand accounts...............                     106                        --                      106
        Money market accounts..........................                      17                      (704)                    (687)
        Time deposits..................................                   8,679                   (22,670)                 (13,991)
        Borrowed funds.................................                   3,115                        --                    3,115
                                                                 --------------        ------------------        -----------------
              Total....................................                  12,311                   (24,563)                 (12,252)
                                                                 --------------        ------------------        -----------------
              Net change in net interest income........          $       29,970        $           (2,428)       $          27,542
                                                                 ==============        ==================        =================


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND DECEMBER 31, 1999

         Our total assets increased $861.5 million, or 10.1%, to $9.38 billion at December 31, 2000 from $8.52 billion at December 31, 1999. This increase, funded by borrowed funds, was generally reflected in increases in mortgage loans and mortgage-backed securities.

         Loans increased $566.9 million, or 13.2%, to $4.87 billion at December 31, 2000 from $4.31 billion at December 31, 1999. For the year ended December 31, 2000, we originated and purchased first mortgage loans of approximately $1.01 billion. These originations and purchases were concentrated in one-to four-family residential mortgage loans. We also originated for the year ended December 31, 2000, home equity loans of approximately $73.8 million. Mortgage-backed securities increased $165.0 million, or 5.3%, to $3.26 billion at December 31, 2000 from $3.10 billion at December 31, 1999. Investment securities available for sale increased $64.6 million, or 8.0%, to $876.7 million at December 31, 2000 from $812.1 million at December 31, 1999. This increase reflects an increase in the market value of our investment securities portfolio as well as additional purchases of securities. These increases continue to reflect our emphasis on the origination and purchase of one-to four-family mortgage loans supplemented by the purchase of mortgage-backed securities. Due to our recent membership in the Federal Home Loan Bank of New York ("FHLB"), we purchased FHLB stock of $73.6 million during 2000, the amount currently required for us to hold based on our assets available to secure borrowings.

         The above increases in interest-earning assets were partially offset by a $13.7 million, or 6.8%, decrease in total cash and cash equivalents to $187.1 million at December 31, 2000 from $200.8 million at December 31, 1999. Accrued interest receivable increased $10.3 million, or 19.8%, to $62.3 million at December 31, 2000 from $52.0 million at December 31, 1999 primarily due to the growth in our mortgage loans and mortgage-backed securities.

         At December 31, 2000, total liabilities were $7.92 billion, an increase of 12.4%, or $876.0 million, compared with $7.04 billion at December 31, 1999. Borrowed funds, consisting entirely of securities sold under agreements to repurchase, increased $950.0 million to $1.25 billion at December 31, 2000 from $300.0 million at December 31, 1999. The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management strategy as well as to offset the decrease in total deposits. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread on the borrowed funds that were invested.

         Total deposits decreased $83.9 million, or 1.3%, to $6.60 billion at December 31, 2000 from $6.69 billion at December 31, 1999. Interest-bearing deposits decreased $108.0 million, or 1.7%, to $6.27 billion at December 31, 2000 from $6.38 billion at December 31, 1999. The decrease in interest-bearing deposits reflects a $23.3 million, or 0.5%, decrease in time deposits to $4.97 billion at December 31, 2000 from $4.99 billion at December 31, 1999, a $37.9 million, or 7.8%, decrease in money market accounts to $448.9 million at December 31, 2000 from $486.8 million at December 31, 1999, and a $46.5 million, or 5.8%, decrease in regular savings deposits to $757.6 million at December 31, 2000 from $804.1 million at December 31, 1999. We believe the decrease in interest-bearing deposits is due in part to the intense competition for deposits in the banking and financial services industry. The decrease also reflects our decision to use borrowed funds, which had a lower incremental cost in 2000 than our originated deposit products. The decrease in interest-bearing deposits was partially offset by an increase in noninterest-bearing deposits, particularly demand deposit accounts, of $24.1 million, or 7.8%, to $332.2 million at December 31, 2000 from $308.1 million at December 31, 1999. This increase is partially attributable to the introduction of a free checking account product during the second quarter of 2000.

         Accrued expenses and other liabilities increased $9.9 million, or 19.1%, to $61.7 million at December 31, 2000 from $51.8 million at December 31, 1999. This increase is primarily due to increases in accrued interest payable on borrowed funds and accrued expenses for certain employee benefit plans.

         Total stockholders' equity decreased $14.5 million, or 1.0%, to $1.46 billion at December 31, 2000 from $1.48 billion at December 31, 1999. Stockholders' equity increased by net income of $114.8 million for 2000 and an unrealized gain of $24.9 million in accumulated other comprehensive loss due to increases in the market values of our investment securities available for sale. Declarations of cash dividends to common stockholders during 2000 decreased stockholders' equity by $32.0 million. Transactions in 2000 to unallocated common stock held by the ESOP decreased stockholders' equity $33.3 million due to purchases of Hudson City Bancorp common stock by the plan of approximately $35.3 million offset by $2.0 million of common stock allocations to plan participants. The balance in unearned common stock held by the RRP was $24.0 million at December 31, 2000, due to purchases of Hudson City Bancorp common stock by the plan in 2000 of $28.6 million offset by $4.6 million of RRP stock that vested to participants. Hudson City repurchased 3,664,000 shares of common stock during 2000, which decreased stockholders' equity by $65.5 million.

         At December 31, 2000, the ratio of total stockholders' equity to total assets was 15.61% compared with 17.36% at December 31, 1999. For the year ended December 31, 2000, the ratio of average stockholders' equity to average assets was 16.35% compared with 14.60% for the year ended December 31, 1999. Stockholders' equity per common share was $13.78 at December 31, 2000 compared with $12.99 at December 31, 1999.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

         General. Net income was $114.8 million for the year ended December 31, 2000, an increase of $7.4 million, or 6.9%, from net income of $107.4 million for the year ended December 31, 1999. Basic and diluted earnings per common share were $1.05 and $1.04, respectively, for the year ended December 31, 2000. From the date of our reorganization (July 13, 1999) to December 31, 1999, basic and diluted earnings were $0.47 per common share. The increase in net income was primarily attributable to an increase in net interest income. Our return on average assets for the year ended December 31, 2000 was 1.29% compared with 1.32% for the year ended December 31, 1999. Our return on average equity for 2000 was 7.87% compared with 9.05% for 1999. The decrease in the return on average equity was primarily due to the additional equity received in connection with the reorganization, which occurred July 13, 1999.

         Interest Income. Total interest income increased $77.9 million, or 14.5%, to $614.0 million for the year ended December 31, 2000 compared with $536.1 million for the year ended December 31, 1999. The increase in total interest income was due in part to the average balance of total interest-earning assets increasing $803.5 million, or 10.1%, to $8.77 billion for the year ended December 31, 2000 compared with $7.97 billion for the year ended December 31, 1999. This increase was primarily attributable to a $659.6 million, or 17.4%, increase in the average balance of first mortgage loans, net to $4.46 billion for the year ended December 31, 2000 compared with $3.80 billion for the year ended December 31, 1999. The average balance of consumer and other loans increased $36.1 million, or 38.1%, to $130.8 million for the year ended December 31, 2000 compared with $94.7 million for year ended December 31, 1999. The average balance of mortgage-backed securities increased $80.6 million, or 2.6%, to $3.2 billion for the year ended December 31, 2000 compared with $3.12 billion for the corresponding 1999 period. These increases were offset in part by a decrease in the average balance of investment securities for the year ended December 31, 2000 of $15.9 million, or 1.8%, to $882.2 million from the average balance of

$898.1 million for 1999. The average balance of FHLB stock purchased was $24.0 million for 2000. We did not own FHLB stock in 1999.

         The above increases in the average balances of interest-earning assets reflect internal growth that was financed by borrowed funds. The growth was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to manage interest rate risk. In addition, the growth also reflects a decline in prepayment activity, year-to-year, primarily due to the increase in market interest rates. The decline in the average balance of investment securities reflects the initial deployment of funds received during our reorganization into short-term securities during the second and third quarters of 1999. These short-term securities were eventually reinvested in our loan and mortgage-backed security portfolios, which currently generate higher yields.

         The increase in interest income was also attributable to an increase in the average yield on interest-earning assets to 7.00% for the year ended December 31, 2000 compared with 6.73% for 1999. This increase in the average yield reflects across the board increases in the average yields of all categories of our interest-earnings assets. The average yield on first mortgage loans, net was 7.35% for the year ended December 31, 2000 compared with 7.31% for 1999. The average yield on mortgage-backed securities increased 54 basis points to 6.71% for the year ended December 31, 2000 compared with 6.17% for the year ended December 31, 1999. The average yield on investment securities increased slightly to 6.22% for the year ended December 31, 2000 compared with 6.21% for 1999. The slight increase in the average yield on first mortgage loans, net, in the higher market interest rate environment, reflects a general lag in the repricing of first mortgage loans due to less refinancing and an increase in originations of fixed mortgage loans in the prior periods. The increase in the average yield on mortgage-backed securities reflects the increase in market interest rates, as our portfolio contains predominantly adjustable-rate securities.

         Interest Expense. Total interest expense increased $61.2 million, or 20.5%, to $360.0 million for the year ended December 31, 2000 compared with $298.8 million for the year ended December 31, 1999. Interest expense on borrowed funds increased $46.4 million to $49.5 for the year ended December 31, 2000 compared with $3.1 million for the year ended December 31, 1999. Interest expense on deposits increased $14.8 million, or 5.0%, to $310.5 million for the year ended December 31, 2000 compared with $295.7 million for the year ended December 31, 1999. The increase in deposit interest expense was primarily attributable to an increase in interest expense on time deposits of $19.6 million, or 7.6%, to $277.6 million for 2000.

         The increase in interest expense was attributable in part to an increase in the average balance of interest-bearing liabilities of $499.1 million, or 7.6%, to $7.07 billion for the year ended December 31, 2000 compared with $6.57 billion for the corresponding 1999 period. The increase in the average balance of total interest-bearing liabilities resulted from an increase in the average balance of borrowed funds of $744.4 million to $798.0 million for the year ended December 31, 2000 compared with $53.6 million for the year ended December 31, 1999. The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management strategy and to offset the decrease in the average balance of interest-bearing deposits.

         The average balance of interest-bearing deposits decreased $245.3 million, or 3.8%, to $6.27 billion for the year ended December 31, 2000 compared with $6.52 billion for the year ended December 31, 1999. Within the interest-bearing deposit mix, the average balance of time deposits decreased $141.7 million, or 2.8%, to $4.93 billion for the year ended December 31, 2000 compared with $5.07 billion for the year ended December 31, 1999. The average balance of regular savings deposits decreased $66.6 million, or 7.8%, to $782.1 million for the year ended December 31, 2000 compared with $848.7 million for the year ended December 31, 1999. The average balance of money market accounts decreased $35.1 million, or 7.0%, to $463.8 million for the year ended December 31, 2000. The decrease in the average balance of interest-bearing deposits reflects the effect of the intense competition for deposits in the banking and financial services industry. The decrease also reflects our decision to use borrowed funds, which had a lower incremental cost in 2000 than our originated deposit products. The decrease also reflects the use by our depositors of approximately $110.0 million of funds on deposit with Hudson City Savings Bank to fund their Hudson City Bancorp common stock purchases during the reorganization.

         The increase in interest expense was also attributable to a 54 basis point increase in the average cost of interest-bearing liabilities to 5.09% for the year ended December 31, 2000 from 4.55% for 1999. The average cost of borrowed funds increased 39 basis points to 6.21% for the year ended December 31, 2000 compared with 5.82% for the year ended December 31, 1999. The average cost of interest-bearing deposits increased 41 basis points to 4.95% for the year ended December 31, 2000 compared with 4.54% for the year ended December 31, 1999. Within the interest-bearing deposit mix, the average cost of time deposits increased 54 basis points to 5.63% for the year ended December 31, 2000 compared with 5.09% for the corresponding 1999 period. The increase in the average cost of borrowed funds and time deposits reflects the rising market interest rate environment over the period, the fact that the majority of our time deposits reprice within one year, and the short-term borrowing strategy employed during 2000. These increases were offset, in part, by decreases in the average cost of other interest-bearing deposits due to our effort to manage the overall cost of funds.

         Net Interest Income. Net interest income increased $16.8 million, or 7.1%, to $254.0 million for the year ended December 31, 2000 compared with $237.2 million for the year ended December 31, 1999. This increase primarily reflects the increases in the average balance of first mortgage loans, net and our other investments due to the use of the net proceeds from the reorganization, and the additional earnings generated on the borrowed funds that were invested. Our net interest rate spread, the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, decreased 27 basis points to 1.91% for the year ended December 31, 2000 compared with 2.18% for the corresponding 1999 period. Our net interest margin, represented by net interest income divided by average total interest-earning assets, decreased 8 basis points to 2.90% for the year ended December 31, 2000 compared with 2.98% for the year ended December 31, 1999. The decreases in the net interest rate spread and the net interest margin reflect the rising market interest rate environment over the period, the fact that our interest-bearing liabilities reprice faster than our interest-earning assets, and a shift within interest-bearing liabilities to higher costing funds.

         Provision for Loan Losses. Our provision for loan losses for the year ended December 31, 2000 was $2.13 million, a decrease of $220,000, or 9.4%, compared with $2.35 million for the corresponding 1999 period. The allowance for loan losses increased $2.1 million, or 10.5%, to $22.1 million at December 31, 2000 from $20.0 million at December 31, 1999. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, decreased $1.0 million, or 7.1%, to $13.0 million at December 31, 2000 from $14.0 million at December 31, 1999 due, in part, to the favorable economy during the period. There were net loan recoveries of $4,000 during 2000. The increase in the allowance for loan losses, through the continued provision for loan losses, reflects the growth of the loan portfolio. The decrease in the provision, year-to-year, reflects the lower non-performing loans to total loans ratio.

         At December 31, 2000, the ratio of non-performing loans to total loans was 0.27% compared with 0.33% at December 31, 1999. The ratio of the allowance for loan losses to non-performing loans was 170.7% at December 31, 2000 compared with 142.7% at December 31, 1999. The ratio of the allowance for loan losses to total loans was 0.45% at December 31, 2000 compared with 0.46% at December 31, 1999.

         Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, decreased $0.2 million to $4.5 million for the year ended December 31, 2000 compared with $4.7 million for the year ended December 31, 1999.

         Non-Interest Expense. Total non-interest expense increased $10.6 million, or 15.5%, to $79.0 million for the year ended December 31, 2000 compared with $68.4 million for the year ended December 31, 1999. Salaries and employee benefits increased $7.8 million, or 18.5%, to $49.9 million for the year ended December 31, 2000 compared with $42.1 million for the year ended December 31, 1999, primarily due to expense recognized in 2000 for the ESOP and RRP, and routine salary increases. The ESOP expense increased, year-to-year, due to the higher average market price for our stock in 2000. RRP expense began in 2000 after the plan was approved by the stockholders.

         Net occupancy expense increased $1.6 million, or 13.2%, to $13.7 million for the year ended December 31, 2000 compared with $12.1 million for the corresponding 1999 period. The increase is primarily due to increases in maintenance and repairs of banking premises and equipment and increases in rental expense. Federal deposit insurance expense increased primarily due to an industry wide increase in the assessment charged by the FDIC. Goodwill was fully amortized as of December 31, 1999, resulting in no amortization expense for the year ended December 31, 2000.

         Other expenses increased $2.4 million, or 22.2%, to $13.2 million for the year ended December 31, 2000 compared with $10.8 million for 1999. The increase in other expenses was primarily due to increases in operating expenses incurred in 2000 related to our existence as a public company, increased fees for professional services and expense related to the RRP allocation of common stock to non-officer directors.

         Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 30.6% for the year ended December 31, 2000 compared with 28.3% for the year ended December 31, 1999. Our ratio of non-interest expense to average assets was 0.89% for the year ended December 31, 2000 compared with 0.84% for the corresponding period in 1999. The slight increase in these ratios reflects the increase in non-interest expense discussed above.

         Income Taxes. Income tax expense decreased $1.3 million, or 2.0%, to $62.6 million for the year ended December 31, 2000 compared with $63.9 million for the year ended December 31, 1999. Our effective tax rate for the year ended December 31, 2000 also decreased to 35.3% from 37.3% for the year ended December 31, 1999. These decreases reflect certain tax benefits attained from the formation and funding of a subsidiary of Hudson City Savings during 2000.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND DECEMBER 31, 1998

         Our total assets increased $766.6 million, or 9.9%, to $8.52 billion at December 31, 1999 from $7.75 billion at December 31, 1998. This increase primarily reflected the receipt of approximately $418.0 million of new cash from the sale of our common stock as part of the reorganization, $300.0 million of borrowed funds, and an increase in retained earnings due to net income of $107.4 million. Our objective of effectively deploying capital through asset growth resulted in increases in the mortgage loan and mortgage-backed securities portfolios.

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

         At December 31, 1999, Hudson City Bancorp had borrowed funds, consisting entirely of securities sold under agreements to repurchase, of $300.0 million. These borrowings were used to fund additional asset growth as part of our capital deployment strategy as well as to off-set, in part, the decrease in interest-bearing deposits. At December 31, 1998, there were no borrowed funds outstanding. Our regulatory capital levels significantly exceeded all regulatory requirements and further increased as a result of the reorganization. A portion of the excess capital had been deployed through the use of a capital leverage strategy where we invest in one- to four-family residential mortgages and mortgage-backed securities. This strategy was funded by the remaining borrowings from various third party broker/dealers using securities sold under agreements to repurchase. This strategy generated additional earnings through a positive interest rate spread between the yield on interest-earning assets and the cost of the borrowings.


         Accrued expenses and other liabilities increased $7.5 million, or 16.9%, to $51.8 million at December 31, 1999 from $44.3 million at December 31, 1998. This increase was primarily due to an increase in the liability for post-retirement benefits and an increase in accrued income taxes.

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

         The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $604.1 million, or 8.2%, to $7.97 billion for 1999 compared with $7.36 billion for 1998. This increase was primarily attributable to a $370.6 million, or 10.8%, increase in the average balance of first mortgage loans to $3.80 billion for 1999 compared with $3.43 billion for 1998. The average balance of investment securities increased $154.9 million, or 20.8%, to $898.1 million for 1999 compared with $743.2 million for 1998. In addition, the average balance of mortgage-backed securities increased $62.7 million, or 2.1%, to $3.12 billion for 1999 compared with $3.05 billion for 1998 but the increase was not enough to offset the decrease in the average yield on mortgage-backed securities, which resulted in lower interest income, year-to-year, for such securities. The increase in the average balance of investment securities was due in part to the initial deployment into short-term securities of the net cash proceeds from the reorganization. The increase in the average balance of first mortgage loans was due in part to the eventual use of the net cash proceeds from the reorganization to fund the origination and purchase of first mortgage loans while prepayment activity declined, year-to-year, primarily due to the increase in interest rates experienced during 1999. These increases also reflected growth, through the use of borrowed funds to originate first mortgage loans, while purchasing investment securities and mortgage-backed securities to manage interest rate risk.

         The impact on interest income from the growth in the average balance of total interest-earning assets was offset in part by a 34 basis point decrease in the average yield of interest-earning assets to 6.73% for 1999 from 7.07% for 1998. The average yield on first mortgage loans, net, decreased 26 basis points to 7.31% for 1999 from 7.57% for 1998. The average yield on investment securities decreased 49 basis points to 6.21% for 1999 from 6.70% for 1998. The average yield on mortgage-backed securities decreased 43 basis points to 6.17% for 1999 from 6.60% for 1998. The decreases in the average yields on our interest-earning assets reflected the downward repricing of those assets during a lower interest rate environment from 1998 through early 1999. Over the last half of 1999 market interest rates generally increased. Although this general increase did not materially impact our results of operations in 1999, we expected it to impact the yields on our interest-earning assets in future periods. The decrease in the average yield on our investment securities also reflected the initial investment of the net cash proceeds from the reorganization into lower yielding short-term securities.

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

         The decrease in total interest expense was primarily due to a decrease of 36 basis points in the average cost of interest-bearing liabilities to 4.55% for 1999 from 4.91% for 1998. The average cost of interest-bearing deposits decreased 37 basis points to 4.54% for 1999 from 4.91% for 1998. Within the interest-bearing deposit mix, the largest decrease was a 45 basis point decrease in the average cost of time deposits to 5.09% for 1999 from 5.54% for 1998. The decreases in the average cost on our interest-bearing deposits reflected the downward repricing of those liabilities due to the lower interest rate environment from 1998 through early 1999. Over the last half of 1999 market interest rates generally increased. Although this general increase did not materially impact our results of operations in 1999, we expected it to impact the costs of our interest-bearing liabilities in future periods. The borrowing of funds during 1999 placed slight upward pressure on the cost of our interest-bearing liabilities, as these borrowed funds had a higher average cost compared with our deposits.

         The impact of the decrease in the average cost of total interest-bearing liabilities was partially offset by an increase in the average balance of such liabilities. The average balance of total interest-bearing liabilities increased $234.6 million, or 3.7%, to $6.57 billion for 1999 from $6.34 billion for 1998. The average balance of interest-bearing deposits increased $181.0 million, or 2.9%, to $6.52 billion for 1999 from $6.34 billion for 1998. Although actual deposits decreased year-to-year, the growth in the average balance of deposits reflected growth in the portfolio over the first six months of 1999 before funds were used by our depositors to purchase our common stock in the reorganization. Within the mix of average interest-bearing deposits, the average balance of time deposits increased $160.7 million, or 3.3%, to $5.07 billion for 1999 from $4.91 billion for 1998. The average balance of borrowed funds for 1999 was $53.6 million as we implemented a leveraged growth strategy to begin deployment of capital received in the reorganization. There were no borrowed funds outstanding in 1998.

         Net Interest Income.   Net interest income increased $27.5 million,
or 13.1%, to $237.2 million for 1999 from $209.7 million for 1998. This increase reflected the increase in the average balance of first mortgage loans and investment securities, and a decrease in the average cost of total interest-bearing liabilities. Our net interest rate spread, the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, increased to 2.18% for 1999 compared with 2.16% for 1998. Our net interest margin, represented by net interest income divided by average total interest-earning assets, increased 13 basis points to 2.98% for 1999 from 2.85% for 1998. The slight increase in our net interest rate spread reflected the overall increasing interest rate environment during 1999 compared with 1998, and the increase in interest-earning assets. The increase in our net interest margin was primarily due to the investment of the net cash proceeds from the reorganization.

         Provision for Loan Losses. Our provision for loan losses for 1999 was $2.35 million, a decrease of $50,000, or 2.1%, from the 1998 provision. The allowance for loan losses increased $2.3 million, or 13.0%, to $20.0 million at December 31, 1999 from $17.7 million at December 31, 1998. The level of the provision for loan losses and the increase in the allowance for loan losses reflected the continued growth in the loan portfolio even though we experienced low levels of charge-offs and a decline in non-performing loans during 1999. Non-performing loans, which we define as non-accruing loans and accruing loans delinquent 90 days or more, decreased $1.3 million, or 8.5%, to $14.0 million at December 31, 1999 compared with $15.3 million at December 31, 1998 primarily due to the continued strong economy resulting in lower unemployment, as well as adherence to our loan underwriting standards and collection procedures.

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

         Income Taxes.   Income tax expense increased $8.4 million, or
15.1%, to $63.9 million for 1999 compared with $55.5 million for 1998. This increase was primarily reflective of an increase in income before income tax expense of 15.1%. The effective tax rate was stable for both 1999 and 1998 at 37.3%.

LIQUIDITY AND CAPITAL RESOURCES

         The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are scheduled amortization and prepayments of loan principal and mortgage-backed securities, deposits, borrowed funds, maturities and calls of investment securities and funds provided by our operations. Our membership in the FHLB provides us access to additional sources of borrowed funds, which is generally limited to twenty times the amount of FHLB stock held. Scheduled loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

         Principal repayments on loans were $511.9 million during 2000 compared with $756.0 million for the corresponding 1999 period. Principal payments received on mortgage-backed securities totaled $693.2 million during 2000 compared to $1.06 billion during 1999. The higher market interest rate environment during 2000 caused a decrease in prepayment activity for both our mortgage loans and mortgage-backed securities. Maturities and calls of investment securities totaled $0.7 million during 2000 compared with $733.2 million during 1999. The lower amount of calls in 2000 was due to the higher interest rate environment during the year.

         For the years ended December 31, 2000 and 1999, we borrowed funds of $2.45 billion and $300.0 million, respectively, through the use of securities sold under agreements to repurchase. The net increase in borrowed funds during 2000 of $950.0 million was used to fund asset growth through our capital management strategy and offset the $83.9 million decrease in deposits. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, including equity markets, and other factors. We believe the decrease in deposits during 2000 reflects the intense competition for deposits in the banking and financial services industry. The decrease also reflects our decision to use borrowed funds, which had a lower incremental cost in 2000 than our originated deposit products. Borrowed funds scheduled to mature within one year were $600.0 million at December 31, 2000. Time deposit accounts scheduled to mature within one year were $4.63 billion at December 31, 2000. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

         Our primary investing activities are the origination and purchase of one- to four-family real estate loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. We originated and purchased loans of approximately $1.08 billion during 2000 compared with $1.40 billion during 1999. The decrease is primarily due to the higher market interest rate environment during 2000 which caused a decrease in prepayments and refinancings. Purchases of mortgage-backed securities during 2000 were $862.5 million compared with $1.09 billion during 1999. The decrease in purchases of mortgage-backed securities is also related to the decrease in prepayment activity due to the higher market interest rate environment in 2000. Purchases of investment securities were $25.3 million and $914.0 million, respectively, during 2000 and 1999. During the first nine months of 1999, the high volume of calls of investment securities, due to the lower interest rate environment experienced at that time, necessitated the reinvestment of the proceeds, which resulted in the high level of purchases during the period. The relatively higher interest rate environment during 2000 has decreased the volume of calls and thus the necessity for reinvestment of the proceeds. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During 2000 we purchased $73.6 million of FHLB common stock, the amount we are currently required to hold.

         During 2000 and 1999, purchases of common stock by the ESOP were $35.2 million and $23.4 million, respectively. As of December 31, 2000, the ESOP had purchased the entire amount of shares authorized, or 4,348,000 shares. During 2000, the RRP purchased $28.6 million of common stock. The RRP was not in existence in 1999. The RRP is authorized to purchase not more than 2,174,000 shares of

Hudson City Bancorp common stock. As of December 31, 2000, the RRP had purchased and awarded 1,966,100 shares. Additional awards may require the purchase of additional shares of stock.

         Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other private transactions from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During 2000, we purchased 3,664,000 shares of common stock at a cost of $65.5 million. At December 31, 2000, the remaining 2,117,915 shares to be repurchased under our first stock repurchase program were repurchased by February 2001. On February 8, 2001, the Board of Directors approved a second stock repurchase plan permitting Hudson City to repurchase up to 5,502,405 shares of its common stock.

         At December 31, 2000, Hudson City Savings had outstanding loan commitments to borrowers of approximately $98.4 million, commitments to purchase loans of $90.5 million and available home equity and overdraft lines of credit of approximately $64.9 million. There were commitments to purchase mortgage-backed securities at December 31, 2000 of $126.9 million.

         Cash dividends declared and paid during 2000 were $32.0 million. On January 11, 2001, the Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per common share. The dividend was paid on March 1, 2001 to stockholders of record at the close of business on February 9, 2001.

         During 2000, we opened four new branch locations, one in Atlantic County, one in Bergen County and two in Ocean County. The expenditures related to their establishment did not have a material impact on our liquidity, financial position or results of operations. We do not anticipate any material capital expenditures nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

         At December 31, 2000, Hudson City Bancorp and Hudson City Savings exceeded all regulatory capital requirements. Hudson City Bancorp's leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 16.45%, 49.15% and 49.90%, respectively. Hudson City Savings' leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 14.16%, 42.32% and 43.06%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." The interpretation clarifies certain issues with respect to the application of APB 25. Among other issues, the interpretation clarifies the accounting for modifications to stock awards, as well as the definition of employee for purposes of applying APB 25. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, but certain conclusions in the interpretation cover specific events that occur after December 15, 1998. The adoption of the interpretation did not have a material impact on the financial position or results of operations of Hudson City.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 138 and SFAS No. 133 are effective for fiscal quarters beginning after June 15, 2000. The adoption of SFAS No. 138 and SFAS No. 133 did not have a material impact on the financial position or results of operations of Hudson City.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. While most of the provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001, certain of the provisions are effective for financial statements ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a material impact on the financial position or results of operations of Hudson City.

IMPACT OF INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements of Hudson City Bancorp have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information regarding quantitative and qualitative disclosures about market risk appear under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management of Interest Rate Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Stockholders of
Hudson City Bancorp, Inc.:


         We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with auditing standards generally accepted in the United States of America.


                                                 /s/ KPMG LLP


January 11, 2001
Short Hills, New Jersey

                    Hudson City Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition

                                                                                       DECEMBER 31,        DECEMBER 31,
                                                                                      -------------      ----------------
                                                                                          2000                 1999
                                                                                                  (IN THOUSANDS)
Assets:
Cash and due from banks (note 3)...................................................   $     65,411       $         84,239
Federal funds sold.................................................................        121,700                116,600
                                                                                      ------------       ----------------
                         Total cash and cash equivalents...........................        187,111                200,839

Investment securities held to maturity, market value of $1,496 at
           December 31, 2000 and $1,348 at December 31, 1999 (note 4)...........             1,481                  1,379
Investment securities available for sale, at market value (notes 4 and 10).....            876,667                812,058

Federal Home Loan Bank of New York stock....................................                73,629                     --

Mortgage-backed securities held to maturity, market value of $3,287,504 at
           December 31, 2000 and $3,085,596 at December 31, 1999
           (notes 5 and 10)..........................................................    3,262,035              3,097,072

Loans (note 6).......................................................................    4,872,740              4,305,875
           Less:
                  Deferred loan fees.................................................        9,555                 10,631
                  Allowance for loan losses (note 6).................................       22,144                 20,010
                                                                                      ------------       ----------------
                         Net loans...................................................    4,841,041              4,275,234

Foreclosed real estate, net (note 7).................................................          438                    367
Accrued interest receivable..........................................................       62,260                 51,970
Banking premises and equipment, net (note 8)....................................            31,309                 31,200
Other assets (notes 11 and 12).......................................................       44,402                 48,746
                                                                                      ------------       ----------------
                         Total Assets................................................ $  9,380,373       $      8,518,865
                                                                                      ============       ================
Liabilities and Stockholders' Equity:
Deposits (note 9):
           Interest-bearing.......................................................... $  6,271,944       $      6,379,929
           Noninterest-bearing.......................................................      332,177                308,115
                                                                                      ------------       ----------------
                         Total deposits..............................................    6,604,121              6,688,044
Borrowed funds (note 10)............................................................     1,250,000                300,000
Accrued expenses and other liabilities (note 11)..................................          61,683                 51,781
                                                                                      -- ----------       ----------------
                         Total liabilities...........................................    7,915,804              7,039,825
                                                                                      ------------       ----------------
Common stock, $0.01 par value, 800,000,000 shares authorized; 115,638,300
           Shares issued, 111,999,300 shares outstanding at December 31, 2000,
           115,638,300 shares issued and outstanding at December 31, 1999.......             1,156                  1,156
Additional paid-in capital...........................................................      526,718                526,619
Retained earnings (notes 12 and 17)................................................      1,084,157              1,001,337
Treasury stock, at cost (3,639,000 shares at December 31, 2000)..............              (65,011)                    --
Unallocated common stock held by the employee stock
           ownership plan (note 11)..................................................      (55,396)               (22,109)
Unearned common stock held by the recognition and
           retention plan (note 11)..................................................      (23,958)                    --
Accumulated other comprehensive loss, net of tax...............................             (3,097)               (27,963)
                                                                                      ------------       ----------------
                         Total stockholders' equity................................      1,464,569              1,479,040
                                                                                      ------------       ----------------
                         Commitments and contingencies (notes 8 and 15)
                               Total Liabilities and Stockholders' Equity............ $  9,380,373       $      8,518,865
                                                                                      ============       ================

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------------
                                                                                        2000        1999         1998
                                                                                     -----------  --------    -----------
                                                                                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Interest Income:
         Interest and fees on first mortgage loans (note 6) ......................   $ 327,458   $ 277,391      $ 259,320
         Interest and fees on consumer and other loans ...........................      10,640       7,583          7,272
         Interest on mortgage-backed securities ..................................     214,435     192,390        201,592
         Interest on investment securities held to maturity (note 4):
               Taxable ...........................................................          67          60             54
               Exempt from federal taxes .........................................          26          28             48
         Interest on investment securities available for sale -- taxable (note 4).      54,745      55,696         49,666
         Dividends on Federal Home Loan Bank of New York stock (note 4) ..........       1,698          --             --
         Interest on federal funds sold ..........................................       4,972       2,933          2,839
                                                                                     ---------   ---------      ---------
                     Total interest and dividend income ..........................     614,041     536,081        520,791
                                                                                     ---------   ---------      ---------
Interest Expense:
         Interest on deposits (note 9) ...........................................     310,513     295,717        311,084
         Interest on borrowed funds (note 10) ....................................      49,526       3,115             --
                                                                                     ---------   ---------      ---------
                     Total interest expense ......................................     360,039     298,832        311,084
                                                                                     ---------   ---------      ---------
                           Net interest income ...................................     254,002     237,249        209,707

Provision for loan losses (note 6) ...............................................       2,130       2,350          2,400
                                                                                     ---------   ---------      ---------
                           Net interest income after provision for loan losses ...     251,872     234,899        207,307
                                                                                     ---------   ---------      ---------
Non-interest Income:
         Service charges and other income ........................................       4,541       4,752          4,930
         (Losses) gains on securities transactions, net (note 4) .................          --          (7)            24
                                                                                     ---------   ---------      ---------
                     Total non-interest income ...................................       4,541       4,745          4,954
                                                                                     ---------   ---------      ---------
Non-interest Expense:
         Salaries and employee benefits (note 11) ................................      49,871      42,117         39,260
         Net occupancy expense (note 8) ..........................................      13,678      12,076         11,753
         Federal deposit insurance assessment ....................................       1,414         806            783
         Amortization of goodwill (note 12) ......................................        --         1,440          1,610
         Computer and related services ...........................................         806       1,195          1,212
         Other expense ...........................................................      13,228      10,774          8,874
                                                                                     ---------   ---------      ---------
                     Total non-interest expense ..................................      78,997      68,408         63,492
                                                                                     ---------   ---------      ---------
                           Income before income tax expense ......................     177,416     171,236        148,769
Income tax expense (note 12) .....................................................      62,590      63,850         55,500
                                                                                     ---------   ---------      ---------
                           Net income ............................................   $ 114,826   $ 107,386      $  93,269
                                                                                     =========   =========      =========
Basic earnings per share .........................................................   $    1.05   $    0.47(1)   $      --
                                                                                     =========   =========      =========
Diluted earnings per share .......................................................   $    1.04   $    0.47(1)   $      --
                                                                                     =========   =========      =========

(1) From date of reorganization (July 13, 1999)
 See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity


                                                                                                                       UNALLOCATED
                                                                                       ADDITIONAL                        COMMON
                                                                         COMMON         PAID-IN          RETAINED       STOCK HELD
                                                                          STOCK         CAPITAL          EARNINGS       BY THE ESOP
                                                                         -------      -----------       ----------     ------------
                                                                                                (IN THOUSANDS)
Balance at December 31, 1997 ....................................     $      --       $      --        $   806,664      $      --
           Comprehensive income:
                 Net income .....................................            --              --             93,269             --
                 Other comprehensive income (loss):
                        Unrealized holding losses arising during
                               period (net of tax of $(223)) ....            --              --                 --             --
                        Reclassification adjustment for gains in
                               net income (net of tax of $(9)) ..            --              --                 --             --
                                                                      ---------       ---------        -----------      ---------
                 Total comprehensive income
Balance at December 31, 1998 ....................................            --              --            899,933             --
           Comprehensive income:
                 Net income .....................................            --              --            107,386             --
                 Other comprehensive income (loss):
                        Unrealized holding losses arising during
                               period (net of tax of $(17,552)) .            --              --                 --             --
                        Reclassification adjustment for losses in
                               net income (net of tax of $(2)) ..            --              --                 --             --
                 Total comprehensive income
           Proceeds from sale of common stock, net ..............         1,156         526,485                 --             --
           Capitalization of Hudson City, MHC ...................            --              --               (200)            --
           Declaration of dividends ($0.05 per share) ...........            --              --             (5,782)            --
           Purchase of ESOP stock ...............................            --              --                 --        (23,402)
           Allocation of ESOP stock .............................            --             134                 --          1,293
                                                                        -------         -------         -----------       -------
Balance at December 31, 1999 ....................................         1,156         526,619           1,001,337       (22,109)
           Comprehensive income:
                 Net income .....................................            --              --             114,826            --
                 Other comprehensive income (loss):
                        Unrealized holding gains arising during
                               period (net of tax of $15,240) ...            --              --                  --            --
                 Total comprehensive income
           Declaration of dividends ($0.29 per share) ...........            --              --             (32,006)           --
           Purchase of ESOP stock ...............................            --              --                  --       (35,244)
           Allocation of ESOP stock .............................            --             419                  --         1,957
           Purchase of RRP stock ................................            --              --                  --            --
           Vesting of RRP stock .................................            --            (223)                 --            --
           Purchase of treasury stock ...........................            --              --                  --            --
           Exercise of stock options ............................            --             (97)                 --            --
                                                                      ---------       ---------         -----------     ---------
Balance at December 31, 2000 ....................................     $   1,156       $ 526,718         $ 1,084,157   $   (55,396)
                                                                      =========       =========         ===========   ===========



                                                                        UNEARNED                      ACCUMULATED
                                                                         COMMON                           OTHER            TOTAL
                                                                        STOCK HELD     TREASURY      COMPREHENSIVE     STOCKHOLDERS
                                                                        BY THE RRP      STOCK       (LOSS) INCOME          EQUITY
                                                                        ----------    ---------    ----------------    ------------
                                                                                                (IN THOUSANDS)

Balance at December 31, 1997 ....................................     $      --        $      --        $     1,049      $  807,713
                                                                                                                         ----------
           Comprehensive income:
                  Net income ....................................            --               --                 --          93,269
                  Other comprehensive income (loss):
                        Unrealized holding losses arising during
                               period (net of tax of $(223)) ....            --               --               (361)           (361)
                        Reclassification adjustment for gains in
                               net income (net of tax of $(9)) ..            --               --                (15)            (15)
                                                                      ---------        ---------        -----------      ----------
                  Total comprehensive income ....................                                                            92,893
                                                                                                                         ----------
Balance at December 31, 1998 ....................................            --               --                673         900,606
                                                                                                                         ----------
           Comprehensive income:
                  Net income ....................................            --               --                --          107,386
                  Other comprehensive income (loss):
                        Unrealized holding losses arising during
                               period (net of tax of $(17,552)) .            --               --           (28,641)         (28,641)
                        Reclassification adjustment for losses in
                               net income (net of tax of $(2)) ..            --               --                 5                5
                                                                                                                         ----------
                  Total comprehensive income ....................                                                            78,750
                                                                                                                         ----------
           Proceeds from sale of common stock, net ..............            --               --                --          527,641
           Capitalization of Hudson City, MHC ...................            --               --                --             (200)
           Declaration of dividends ($0.05 per share) ...........            --               --                --           (5,782)
           Purchase of ESOP stock ...............................            --               --                --          (23,402)
           Allocation of ESOP stock .............................            --               --                --            1,427
                                                                      ---------        ---------        ----------      -----------
Balance at December 31, 1999 ....................................            --               --           (27,963)       1,479,040
                                                                                                                         ----------
           Comprehensive income:
                  Net income ....................................            --               --                --          114,826
                  Other comprehensive income (loss):
                        Unrealized holding gains arising during
                               period (net of tax of $15,240) ...            --               --            24,866           24,866
                                                                                                                         -----------
                  Total comprehensive income ....................                                                           139,692
                                                                                                                         -----------
           Declaration of dividends ($0.29 per share) ...........            --               --                --         (32,006)
           Purchase of ESOP stock ...............................            --               --                --         (35,244)
           Allocation of ESOP stock .............................            --               --                --            2,376
           Purchase of RRP stock ................................       (28,638)              --                --          (28,638)
           Vesting of RRP stock .................................         4,680               --                --            4,457
           Purchase of treasury stock ...........................            --          (65,456)               --          (65,456)
           Exercise of stock options ............................            --              445                --              348
                                                                      ---------      -----------        ----------      -----------
Balance at December 31, 2000 ....................................     $ (23,958)     $   (65,011)       $   (3,097)     $ 1,464,569
                                                                      =========      ===========        ==========      ===========





See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                            2000          1999           1998
                                                                                           ------       -------         ------
                                                                                                     (IN THOUSANDS)

Cash Flows from Operating Activities:
      Net income ...................................................................   $   114,826    $   107,386    $    93,269
      Adjustments to reconcile net income to net cash provided
      by operating activities:
               Depreciation, accretion and amortization expense ....................         5,755          8,005          6,052
               Provision for loan losses ...........................................         2,130          2,350          2,400
               Losses (gains) on net securities transactions .......................            --              7            (24)
               Allocation of stock for employee benefit plans ......................         6,833          1,427             --
               Deferred tax benefit ................................................        (5,174)        (3,173)        (3,907)
               Net proceeds from sale of foreclosed real estate ....................         1,048          2,170          3,565
               (Increase) decrease in accrued interest receivable ..................       (10,290)        (2,929)           710
               Increase in other assets ............................................        (5,722)        (1,112)        (2,374)
               Increase in accrued expenses and other liabilities ..................         9,902          7,466          3,985
                                                                                       -----------    -----------    -----------
Net Cash Provided by Operating Activities ..........................................       119,308        121,597        103,676
                                                                                       -----------    -----------    -----------
Cash Flows from Investing Activities:
      Net increase in loans ........................................................      (456,176)      (570,605)      (157,887)
      Purchases of loans ...........................................................      (110,733)       (74,969)       (38,639)
      Principal collection of mortgage-backed securities ...........................       693,241      1,059,577      1,168,674
      Purchases of mortgage-backed securities ......................................      (862,546)    (1,094,073)    (1,222,352)
      Proceeds from maturities and calls of investment securities held to maturity .           150             15            489
      Purchases of investment securities held to maturity ..........................          (252)            --           (403)
      Proceeds from maturities and calls of investment securities available for sale           536        733,155        659,212
      Proceeds from sales of investment securities available for sale ..............            --        109,766             --
      Purchases of investment securities available for sale ........................       (25,000)      (913,976)      (789,577)
      Purchases of Federal Home Loan Bank of New York stock ........................       (73,629)            --             --
      Purchases of premises and equipment, net .....................................        (3,708)        (5,485)        (3,375)
                                                                                       -----------    -----------    -----------
Net Cash Used in Investment Activities .............................................      (838,117)      (756,595)      (383,858)
                                                                                       -----------    -----------    -----------
Cash Flows from Financing Activities:
      Net (decrease) increase in deposits ..........................................       (83,923)      (119,295)       341,383
      Proceeds from borrowed funds .................................................     2,450,000        300,000             --
      Principal payments on borrowed funds .........................................    (1,500,000)            --             --
      Proceeds from sale of stock, net .............................................            --        527,641             --
      Capitalization of Hudson City, MHC ...........................................            --           (200)            --
      Dividends paid ...............................................................       (32,006)        (5,782)            --
      Purchases of stock by the ESOP ...............................................       (35,244)       (23,402)            --
      Purchases of stock by the RRP ................................................       (28,638)            --             --
      Purchases of treasury stock ..................................................       (65,456)            --             --
      Exercise of stock options ....................................................           348             --             --
                                                                                       -----------    -----------    -----------
Net Cash Provided by Financing Activities ..........................................       705,081        678,962        341,383
                                                                                       -----------    -----------    -----------
Net (Decrease) Increase in Cash and Cash Equivalents ...............................       (13,728)        43,964         61,201
                                                                                       -----------    -----------    -----------
Cash and Cash Equivalents at Beginning of Period ...................................       200,839        156,875         95,674
                                                                                       -----------    -----------    -----------
Cash and Cash Equivalents at End of Period .........................................   $   187,111    $   200,839    $   156,875
                                                                                       ===========    ===========    ===========

Supplemental Disclosures:
           Interest paid ...........................................................   $   354,987    $   297,294    $   312,004
                                                                                       ===========    ===========    ===========
           Income taxes paid .......................................................   $    75,017    $    64,722    $    59,101
                                                                                       ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A)       BASIS OF PRESENTATION

         The following are the significant accounting and reporting policies applied by Hudson City Bancorp, Inc. ("Hudson City Bancorp") and its wholly-owned subsidiary Hudson City Savings Bank ("Hudson City Savings") in the preparation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the savings bank industry. All significant intercompany transactions and balances have been eliminated in consolidation. As used in these consolidated financial statements, "Hudson City" refers to Hudson City Bancorp, Inc. and its consolidated subsidiary, depending on the context.

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

         B)       COMPREHENSIVE INCOME

         Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items such as unrealized gains and losses on securities available for sale, net of tax. Comprehensive income is presented in the consolidated statements of changes in stockholders' equity.

         C)       STATEMENTS OF CASH FLOWS

         For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

         Transfers of loans to foreclosed real estate of $1,126,000, $1,555,000 and $3,353,000 for the years ended December 31, 2000, 1999 and 1998, respectively, did not result in cash receipts or cash payments.

         D)       INVESTMENT SECURITIES

         Investment securities are classified as either held to maturity or available for sale. Investment securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, using a method that approximates level yield. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income, which is included in stockholders' equity.

                   Notes to Consolidated Financial Statements

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

         Hudson City defines the population of impaired loans to be all nonaccrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. There were no loans classified as impaired at December 31, 2000 and 1999.

         G)       ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is a valuation account established through a provision for loan losses charged to income. Losses on loans are charged against the allowance when management believes the collection of the principal is unlikely. Subsequent recoveries, if any, are generally credited to the allowance. The determination of the amount of the allowance, and the related provision for loan losses, is based on such factors as loan loss experience, known and inherent risks in the loan portfolio, the estimated value of underlying collateral, current economic and real estate market trends, loan portfolio growth and other factors which may warrant recognition. Hudson City's objective is to maintain an allowance at a level sufficient to cover specifically identifiable loan losses, as well as estimated losses inherent in the loan portfolio which are probable but not specifically identifiable.

                   Notes to Consolidated Financial Statements

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examination.

         H)       FORECLOSED REAL ESTATE

         Foreclosed real estate is property acquired through foreclosure and deed in lieu of foreclosure. After foreclosure, foreclosed properties held for sale are carried at the lower of fair value minus estimated cost to sell, or at cost. Fair market value is generally based on recent appraisals. Subsequent provisions, which may result from the ongoing periodic valuations of these properties, are charged to income in the period in which they are identified and credited to a valuation allowance account. Foreclosed real estate is reported net of the valuation allowance. Carrying costs, such as maintenance and taxes, are charged to operating expenses as incurred.

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

         The employee stock ownership plan ("ESOP") is accounted for in accordance with the provisions of Statement of Position 93-6, "Employee Accounting for Employee Stock Ownership Plans." The funds borrowed by the ESOP from Hudson City Bancorp to purchase Hudson City Bancorp common stock are being repaid from Hudson City Savings' contributions and dividends paid on unallocated ESOP shares over a period of up to 30 years. Hudson City common stock not allocated to participants is recorded as a reduction of stockholders' equity at cost.

         The Hudson City Bancorp, Inc. 2000 Stock Option Plan ("stock option plan") and the Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan ("RRP") are accounted for in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. Accordingly, no compensation expense has been recognized for the stock option plan. The fair value pro forma disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" are included in note 11 - Employee Benefit Plans. Compensation expense for the RRP in the amount of the fair value of the common stock at the date of grant is recognized ratably over the five year vesting period. Unvested and unallocated RRP shares are recorded as a reduction of stockholders' equity at cost.

         L)       BORROWED FUNDS

         Hudson City enters into sales of securities under agreements to repurchase with selected broker/dealers and the FHLB. These agreements are recorded as financing transactions as Hudson City maintains effective control over the transferred securities. The dollar amount of the securities underlying the agreements continue to be carried in Hudson City's securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition.

         The securities underlying the agreements are delivered to the party with whom each transaction is executed. They agree to resell to Hudson City the same securities at the maturity or call of the agreement. Hudson City retains the right of substitution of the underlying securities throughout the terms of the agreements.

         Hudson City may obtain advances from the FHLB, which are generally secured by a blanket lien against our mortgage portfolio and our mortgage-backed securities. Advances with the FHLB are generally limited to twenty times the amount of FHLB stock owned. At December 31, 2000, we had no advances with the FHLB.

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

            Notes to Consolidated Financial Statements

treasury stock method. Shares issued and shares reacquired during any period are weighted for the portion of the period that they were outstanding.

         In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding includes all 61,288,300 shares issued to Hudson City, MHC. Also included are the ESOP shares previously allocated to participants and shares committed to be released for allocation to participants and the RRP shares which have vested or have been allocated to participants. ESOP and RRP shares that have been purchased but have not been committed to be released have not been considered in computing basic and diluted earnings per share.


2. STOCKHOLDERS' EQUITY

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

         Hudson City Bancorp sold 54,350,000 shares of its common stock to the public, representing 47% of the outstanding shares, at $10.00 per share. Hudson City Bancorp received net proceeds of $527.6 million. The number of shares of common stock sold and the price for such shares was determined by the Board of Directors based upon an appraisal of Hudson City Savings made by an independent appraisal firm. An additional 61,288,300 shares, or 53% of the outstanding shares of Hudson City Bancorp, were issued to Hudson City, MHC. At December 31, 2000, as a result of stock repurchases, Hudson City, MHC owned 54.7% of Hudson City Bancorp. Hudson City Bancorp's common stock commenced trading on July 13, 1999 on the Nasdaq National Market under the symbol "HCBK."

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

3. RESTRICTIONS ON CASH AND DUE FROM BANKS

         Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on deposits. The average amount of the reserves on deposit for the years ended December 31, 2000 and 1999 was approximately $1,502,000 and $1,352,000, respectively.

                   Notes to Consolidated Financial Statements

4. INVESTMENT SECURITIES

         The amortized cost and estimated fair market value of investment securities at December 31 are as follows:

                                                                  GROSS           GROSS         ESTIMATED
                                                AMORTIZED       UNREALIZED      UNREALIZED     FAIR MARKET
                                                  COST            GAINS           LOSSES          VALUE
                                                ---------      ------------     ---------     -------------
                                                                   (IN THOUSANDS)
2000
HELD TO MATURITY
Municipal bonds ..........................       $  1,481       $     26       $    (11)       $  1,496
                                                 ========       ========       ========        ========

AVAILABLE FOR SALE
United States government agencies ........       $880,172       $    453       $ (5,423)       $875,202
Corporate bonds ..........................          1,491              1            (27)          1,465
Federal Home Loan Bank of New York stock .         73,629             --             --          73,629
                                                 --------       --------       --------        --------
         Total available for sale ........       $955,292       $    454       $ (5,450)       $950,296
                                                 ========       ========       ========        ========
1999
HELD TO MATURITY
Municipal bonds ..........................       $  1,379       $      8       $    (39)       $  1,348
                                                 ========       ========       ========        ========
AVAILABLE FOR SALE
United State government agencies .........       $855,132       $     --       $(45,054)       $810,078
Corporate bonds ..........................          2,028              7            (55)          1,980
                                                 --------       --------       --------        --------
         Total available for sale ........       $857,160       $      7       $(45,109)       $812,058
                                                 ========       ========       ========        ========

         The amortized cost and estimated fair market value of investment securities held to maturity and investment securities available for sale at December 31, 2000, by contractual maturity, are shown below. The expected maturity will differ from the contractual maturity because issuers may have the right to call or prepay obligations. FHLB stock has been excluded.


                                                               ESTIMATED
                                               AMORTIZED      FAIR MARKET
                                                 COST            VALUE
                                               ---------      -----------
                                                     (IN THOUSANDS)
           HELD TO MATURITY
Due after one year through five years ..       $    300       $    312
Due after five years through ten years .            625            630
Due after ten years ....................            556            554
                                               --------       --------
            Total held to maturity .....       $  1,481       $  1,496
                                               ========       ========
          AVAILABLE FOR SALE
Due in one year or less ................       $    350       $    349
Due after one year through five years ..        540,491        538,218
Due after five years through ten years .        340,822        338,100
                                               --------       --------
            Total available for sale ...       $881,663       $876,667
                                               ========       ========

                  Notes to Consolidated Financial Statements

         Interest and dividend income for the years ended December 31, 2000, 1999 and 1998 consists of the following:


                                               2000        1999        1998
                                             -------     -------     -------
                                                    (IN THOUSANDS)

United States government and agencies ..     $54,637     $55,560     $49,429
Municipal bonds ........................          93          88         102
Corporate bonds ........................         108         136         237
Federal Home Loan Bank of New York stock       1,698        --          --
                                             -------     -------     -------
            Total interest income ......     $56,536     $55,784     $49,768
                                             =======     =======     =======


         There were no gains or losses on calls or maturities of investment securities during 2000.

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

         The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $54,819,000 and $52,604,000 at December 31, 2000 and 1999, respectively.

5.  MORTGAGE-BACKED SECURITIES

         The amortized cost and estimated fair market value of mortgage-backed securities held to maturity at December 31 are as follows:


                                                               GROSS            GROSS         ESTIMATED
                                               AMORTIZED     UNREALIZED       UNREALIZED     FAIR MARKET
                                                 COST          GAINS            LOSSES         VALUE
                                               ---------     -----------      ----------     ------------
                                                                   (IN THOUSANDS)
2000
GNMA pass-through certificates ..........     $2,457,168     $   17,511     $     (420)     $2,474,259
FNMA pass-through certificates ..........        635,691          6,310           (286)        641,715
FHLMC pass-through certificates .........        161,684          2,534           (119)        164,099
FHLMC and FNMA - REMICs .................          7,492              2            (63)          7,431
                                              ----------     ----------     ----------      ----------
         Total mortgage-backed securities     $3,262,035     $   26,357     $     (888)     $3,287,504
                                              ==========     ==========     ==========      ==========

1999
GNMA pass-through certificates ..........     $2,208,007     $    9,047     $      (74)     $2,216,980
FNMA pass-through certificates ..........        673,328            505        (18,918)        654,915
FHLMC pass-through certificates .........        189,258            378         (2,056)        187,580
FHLMC and FNMA - REMICs .................         26,479             --           (358)         26,121
                                              ----------     ----------     ----------      ----------
         Total mortgage-backed securities     $3,097,072     $    9,930     $  (21,406)     $3,085,596
                                              ==========     ==========     ==========      ==========


                   Notes to Consolidated Financial Statements

6. LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans at December 31 are summarized as follows:


                                                           2000           1999
                                                           ----          -----
                                                              (IN THOUSANDS)
First mortgage loans:
            One- to four-family ...................     $4,607,891     $4,126,153
            FHA/VA ................................        112,937         66,150
            Multi-family and commercial ...........          2,380          2,131
                                                        ----------     ----------
                     Total first mortgage loans ...      4,723,208      4,194,434
                                                        ----------     ----------
Consumer and other loans:
            Fixed-rate second mortgages ...........        118,319         82,913
            Home equity credit lines ..............         29,119         26,321
            Guaranteed student ....................             --            146
            Other .................................          2,094          2,061
                                                        ----------     ----------
                     Total consumer and other loans        149,532        111,441
                                                        ----------     ----------
                             Total loans ..........     $4,872,740     $4,305,875
                                                        ==========     ==========


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

         The following is a comparative summary of loans on which the accrual of income has been discontinued and loans which are contractually past due 90-days or more but have not been classified nonaccrual at December 31:

                                                2000        1999
                                               ------      -----
                                                 (IN THOUSANDS)

Non-accrual loans .......................     $10,452     $11,303
Accruing loans delinquent 90-days or more       2,523       2,724
                                              -------     -------
            Total non-performing loans ..     $12,975     $14,027
                                              =======     =======


         The total amount of interest income received during the year on nonaccrual loans outstanding at December 31, 2000, 1999 and 1998 amounted to $179,000, $242,000 and $178,000, respectively. Additional interest income totaling $652,000, $625,000 and $828,000 on non-accrual loans would have been recognized in 2000, 1999 and 1998, respectively, if interest on all such loans had been recorded based upon original contract terms. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

            Notes to Consolidated Financial Statements

         An analysis of the allowance for loan losses at December 31 follows:

                                                          2000         1999          1998
                                                        -------       -----         ------
                                                                (IN THOUSANDS)
Balance at beginning of year ......................     $ 20,010      $ 17,712      $ 15,625
                                                        --------      --------      --------
            Charge-offs ...........................          (18)          (73)         (336)
            Recoveries ............................           22            21            23
                                                        --------      --------      --------
                     Net recoveries (charge-offs) .            4           (52)         (313)
                                                        --------      --------      --------
                     Provision for loan losses ....        2,130         2,350         2,400
                                                        --------      --------      --------
                             Balance at end of year     $ 22,144      $ 20,010      $ 17,712
                                                        ========      ========      ========



7. FORECLOSED REAL ESTATE, NET

         Foreclosed real estate, net, at December 31 is summarized as follows:

                                                    2000      1999
                                                  -------    ------
                                                    (IN THOUSANDS)

Foreclosed real estate ......................     $ 443      $ 379
Valuation allowance .........................        (5)       (12)
                                                  -----      -----
            Total foreclosed real estate, net     $ 438      $ 367
                                                  =====      =====


         An analysis of the valuation allowance for foreclosed real estate at December 31 follows:

                                     2000       1999        1998
                                   -------    -------     -------
                                           (IN THOUSANDS)
Balance at beginning of year ..     $  12      $  32      $  67
Provisions for write-downs ....        11         52        148
Write-downs ...................       (18)       (72)      (183)
                                    -----      -----      -----
         Balance at end of year     $   5      $  12      $  32
                                    =====      =====      =====


                   Notes to Consolidated Financial Statements

8.  BANKING PREMISES AND EQUIPMENT, NET

         A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

                                                           2000          1999
                                                           ----          ----
                                                             (IN THOUSANDS)
Land ..............................................     $  4,291      $  4,291
Buildings .........................................       30,477        30,253
Leasehold improvements ............................       11,504        10,230
Furniture, fixtures and equipment .................       34,007        31,870
                                                        --------      --------
               Total acquisition value ............       80,279        76,644

Accumulated depreciation and amortization .........      (48,970)      (45,444)
                                                        --------      --------
               Total banking premises and equipment     $ 31,309      $ 31,200
                                                        ========      ========


               Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $3,599,000, $3,348,000 and $3,508,000 in 2000, 1999 and 1998, respectively.

               Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:


   YEAR                AMOUNT
------------        --------------
                   (IN THOUSANDS)
2001 ............     $ 2,917
2002 ............       2,741
2003 ............       2,524
2004 ............       2,230
2005 ............       1,839
Thereafter ......       6,849
                      -------
            Total     $19,100
                      =======


         Net occupancy expense includes gross rental expense for certain bank premises of $3,286,000 in 2000, $2,852,000 in 1999 and $2,752,000 in 1998, and
rental income of $569,000, $586,000 and $608,000 for the respective years.

                   Notes to Consolidated Financial Statements

9.  DEPOSITS

         Deposits at December 31 are summarized as follows:

                                              2000                       1999
                                     ----------------------     ----------------------
                                     BALANCE        PERCENT     BALANCE        PERCENT
                                    --------        -------     -------        -------
                                                   (DOLLARS IN THOUSANDS)

Savings .....................     $  757,607         11.47%  $  804,105         12.02%
Noninterest-bearing demand ..        332,177          5.03      308,115          4.61
Interest-bearing demand .....         96,611          1.46       96,828          1.45
Money market ................        448,860          6.80      486,794          7.28
Time deposits ...............      4,968,866         75.24    4,992,202         74.64
                                  ----------         -----   ----------         -----
               Total deposits     $6,604,121        100.00%  $6,688,044        100.00%
                                  ==========        ======   ==========        ======


         Time deposits $100,000 and over amounted to $600,605,000 and $536,664,000 at December 31, 2000 and 1999, respectively. Interest expense on time deposits $100,000 and over for the years ended December 31, 2000, 1999 and 1998 was $29,671,000, $27,562,000 and $27,241,000, respectively. Included in demand accounts are mortgage escrow deposits of $48,093,000 and $44,730,000 at December 31, 2000 and 1999, respectively.

         Scheduled maturities of time deposits are as follows:

 YEAR                    AMOUNT
------               --------------
                     (IN THOUSANDS)
2001 ............     $4,625,016
2002 ............        311,134
2003 ............         20,457
2004 ............         10,423
2005 ............          1,836
                      ----------
            Total     $4,968,866
                      ==========



10.  BORROWED FUNDS

         Borrowed funds at December 31 are summarized as follows:

                                                             2000                       1999
                                                       ---------------------   ----------------------
                                                                    WEIGHTED                 WEIGHTED
                                                                    AVERAGE                   AVERAGE
                                                      PRINCIPAL       RATE     PRINCIPAL       RATE
                                                     ----------    ---------   ---------    ---------
                                                                   (DOLLARS IN THOUSANDS)

Securities sold under agreements to repurchase:
           Broker/dealers .....................     $  950,000        6.20%  $  300,000        5.76%
           Federal Home Loan Bank of New York .        300,000        5.71           --          --
                                                    ----------               ----------
                    Total borrowed funds ......     $1,250,000        6.08   $  300,000        5.76
                                                    ==========               ==========

                   Notes to Consolidated Financial Statements

     At December 31, 2000, borrowed funds had scheduled maturities and potential call dates as follows:

                        BORROWINGS BY SCHEDULED    BORROWINGS BY NEXT
                             MATURITY DATE         POTENTIAL CALL DATE
                      ------------------------- ------------------------
                                      WEIGHTED                 WEIGHTED
                                      AVERAGE                  AVERAGE
     YEAR               PRINCIPAL       RATE     PRINCIPAL       RATE
--------------        -----------    --------- -----------     --------
                                   (DOLLARS IN THOUSANDS)
2001 ............     $  600,000        6.45%  $1,000,000        6.18%
2002 ............             --          --      150,000        5.78
2003 ............             --          --      100,000        5.53
2005 ............        100,000        5.85           --          --
2009 ............        250,000        5.76           --          --
2010 ............        300,000        5.68           --          --
                      ----------               ----------
            Total     $1,250,000        6.08   $1,250,000        6.08
                      ==========               ==========




     The amortized cost and fair value of the underlying securities, the average balances and the maximum outstanding at any month-end at or for the years ended December 31, 2000 and 1999 are as follows:

                                                            AT OR FOR THE YEAR ENDING
                                                                    DECEMBER 31,
                                                           ---------------------------
                                                              2000            1999
                                                           ----------     ------------
                                                                 (IN THOUSANDS)
Amortized cost of collateral:
            United States government agency securities     $  392,612     $  337,596
            Mortgage-backed securities ...............        995,764             --

Fair value of collateral:
            United States government agency securities        390,550        318,837
            Mortgage-backed securities ...............      1,002,669             --

Average balance of outstanding agreements
            during the year ..........................        797,966         53,552

Maximum balance of outstanding agreements at
            any month-end during the year .........         1,250,000        300,000




11.  EMPLOYEE BENEFIT PLANS

     A)   RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

     Non-contributory retirement and postretirement plans are maintained to cover all employees, and retired employees, who have met the eligibility requirements of the plans. Benefits for the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and compensation. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the

                   Notes to Consolidated Financial Statements

Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and has a benefit obligation of $3,281,000 at December 31, 2000 and $2,959,000 at December 31, 1999. Certain
health care and life insurance benefits are provided to eligible retired employees ("other benefits"). Participants generally become eligible for retiree health care and life insurance benefits after ten years of service.

     The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

                                                                 RETIREMENT PLANS              OTHER BENEFITS
                                                              ----------------------      ----------------------
                                                                 2000         1999          2000           1999
                                                              --------      --------      --------      --------
                                                                                 (IN THOUSANDS)
Change in Benefit Obligation:
           Benefit obligation at beginning of year ......     $ 48,949      $ 53,097      $ 28,470      $ 30,090
           Service cost .................................        1,995         2,476         1,524         1,496
           Interest cost ................................        3,822         3,379         2,192         1,864
           Actuarial loss (gain) ........................        2,091        (8,568)          385        (4,404)
           Benefits paid ................................       (1,551)       (1,435)         (543)         (576)
                                                              --------      --------      --------      --------
           Benefit obligation a end of year .............       55,306        48,949        32,028        28,470
                                                              --------      --------      --------      --------
Change in Plan Assets:
           Fair value of plan assets at beginning of year       73,657        67,375            --            --
           Actual (loss) return on plan assets ..........       (1,029)        7,714            --            --
           Employer contribution ........................            3             3           543           576
           Benefits paid ................................       (1,551)       (1,435)         (543)         (576)
                                                              --------      --------      --------      --------
           Fair value of plan assets at end of year .....       71,080        73,657            --            --
                                                              --------      --------      --------      --------

                    Funded Status .......................       15,774        24,708       (32,028)      (28,470)
           Unrecognized transition asset ................         (399)         (798)           --            --
           Unrecognized prior service cost ..............          (18)           (6)           --            --
           Unrecognized net actuarial (gain) loss .......       (9,618)      (20,194)       (3,241)       (3,701)
                                                              --------      --------      --------      --------
                    Prepaid (accrued) benefit cost ......     $  5,739      $  3,710      $(35,269)     $(32,171)
                                                              ========      ========      ========      ========



     Net periodic benefit (income) cost at December 31 included the following components:

                                                                 RETIREMENT PLANS                     OTHER BENEFITS
                                                       ---------------------------------      --------------------------------
                                                         2000         1999         1998        2000         1999        1998
                                                       -------      -------      -------      -------      -------     -------
                                                                                        (IN THOUSANDS)
Service cost .....................................     $ 1,995      $ 2,476      $ 2,267      $ 1,524      $ 1,496     $ 1,452
Interest cost ....................................       3,822        3,379        3,178        2,192        1,864       1,865
Expected return on assets ........................      (6,545)      (5,993)      (5,167)          --           --          --
Amortization of:
        Net gain .................................        (912)        (221)        (124)         (76)          --          --
        Unrecognized prior service cost ..........          13           13           13           --           --          --
        Unrecognized remaining net assets ........        (399)        (399)        (399)          --           --          --
                                                       -------      -------      -------      -------      -------     -------
              Net periodic benefit (income) cost .     $(2,026)     $  (745)     $  (232)     $ 3,640      $ 3,360     $ 3,317
                                                       =======      =======      =======      =======      =======     =======

                   Notes to Consolidated Financial Statements

     The following are the weighted average assumptions used in accounting for the benefit plans at December 31:

                                    RETIREMENT PLANS     OTHER BENEFITS
                                    ----------------     ---------------
                                    2000       1999      2000       1999
                                    ------    ------     ------    -----
Discount rate ...............        7.50%     8.00%     7.50%     8.00%
Expected return on assets ...        9.00      9.00        --        --
Rate of compensation increase        6.25      6.75        --        --


     Assumed health care cost trend rate used to measure the expected cost of other benefits for 2001 was 8.00% for both Medicare-eligible retirees and for non-Medicare eligible retirees. The rate was assumed to decrease gradually to 5.00% for 2007 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

                                                 1% INCREASE  1% DECREASE
                                                 -----------  -----------
                                                     (IN THOUSANDS)
Effect on total service cost and interest cost     $   757     $  (622)
Effect on other benefit obligations ..........       5,547      (4,682)


     B)   EMPLOYEE STOCK OWNERSHIP PLAN

     Effective July 13, 1999, Hudson City Bancorp adopted an ESOP. The ESOP is a tax-qualified plan designed to invest primarily in Hudson City common stock that provides employees with the opportunity to receive a Hudson City-funded retirement benefit based primarily on the value of Hudson City common stock. The ESOP was authorized to purchase, and did purchase, 4,348,000 shares of Hudson City common stock at an average price of $13.49 per share.

     At December 31, 2000, shares allocated to participants were 217,400. For the plan year ending September 30, 2001, there are 144,933 shares that are committed-to-be-released and will be allocated to participants at the end of the plan year. Unallocated ESOP shares held in suspense totaled 4,130,600 at December 31, 2000 and had a fair market value of $83.6 million. ESOP compensation expense for the year ended December 31, 2000 was $2,376,000 and for the year ended December 31, 1999 was $1,427,000.

     The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan's benefit formula. The supplemental payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP's loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan. Compensation expense related to this plan amounted to $1,959,000 in 2000 and $731,000 in 1999.

                   Notes to Consolidated Financial Statements

c)   RECOGNITION AND RETENTION PLAN

     Effective January 13, 2000, the stockholders of Hudson City Bancorp approved the adoption of the RRP. The purpose of the RRP is to promote the growth and profitability of Hudson City Bancorp by providing directors, officers and employees with an equity interest in Hudson City Bancorp as an incentive to achieve corporate goals.

     During 2000, the RRP invested money primarily in shares of Hudson City common stock that were used to make restricted stock awards. The RRP was authorized to purchase not more than 2,174,000 shares of common stock, and during 2000 purchased 1,966,100 shares on the open market at an average price of $14.57 per share. All 1,966,100 shares purchased were awarded.

     As a general rule, these restricted stock grants are held in trust for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2000, common stock that had not been awarded totaled 207,900 shares. Compensation expense attributable to the RRP amounted to $4,457,000 for the year 2000.

     A summary of the status of the RRP as of December 31 and changes during the year ended on that date are presented below:

                                                    RESTRICTED
                                                   STOCK AWARDS
                                                   ------------
                                                       2000
                                                   ------------
Outstanding at beginning of year...................         --
               Granted ............................  1,966,100
               Vested .............................    (14,500)
               Forfeited ..........................         --
                                                   -----------
Outstanding at end of year ........................  1,951,600
                                                   -----------


d)   STOCK OPTION PLAN

     Effective January 13, 2000, the stockholders of Hudson City Bancorp approved the adoption of the stock option plan for directors, officers and key employees. Under the stock option plan, 5,435,000 shares of Hudson City Bancorp, Inc. common stock have been reserved for issuance. During 2000, directors and employees were granted 4,497,000 stock options.

     Each stock option granted entitles the holder to purchase one share of Hudson City's common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options granted vest over a five year period from the date of grant and will expire no later than 10 years following the grant date.

                   Notes to Consolidated Financial Statements

     A summary of the status of the stock option plan as of December 31, and changes during the year ended on that date are presented below:

                                                                                           2000
                                                                              --------------------------------
                                                                                NUMBER OF     WEIGHTED AVERAGE
                                                                              STOCK OPTIONS    EXERCISE PRICE
                                                                              -------------   ----------------

Outstanding at beginning of year...........................................         -             $     -
               Granted.....................................................     4,497,000          13.875
               Exercised...................................................       (25,000)         13.875
               Forfeited...................................................       (18,000)         13.875
                                                                                ---------
Outstanding at end of year.................................................     4,454,000          13.875
                                                                                =========


     The following table summarizes information about our stock options outstanding at December 31, 2000:

                                       OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                  ----------------------------------------------------------         --------------------------------
                                             WEIGHTED
                                              AVERAGE               WEIGHTED                              WEIGHTED
                     NUMBER                  REMAINING              AVERAGE             NUMBER             AVERAGE
EXERCISE           OF OPTIONS               CONTRACTUAL             EXERCISE          OF OPTIONS          EXERCISE
 PRICE             OUTSTANDING                 LIFE                  PRICE            EXERCISABLE           PRICE
--------          -------------             -----------             --------          -----------       ------------
$13.875            4,454,000                  9 years                $13.875             3,000            $13.875


     Hudson City Bancorp applies APB 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation expense has been recognized in 2000. Had compensation expense for Hudson City's stock option plan been determined based on the fair value at the grant date for our stock options consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 2000
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                    --------

Net income:                                 As reported...... $114,826
                                            Pro forma........ $112,798

Basic earnings per share:                   As reported...... $   1.05
                                            Pro forma........ $   1.03

Diluted earnings per share:                 As reported...... $   1.04
                                            Pro forma........ $   1.03


     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions used for 2000: expected dividend yield of 1.44%, expected volatility of 16.25%, risk-free interest rate of 6.53%, and expected option life of 5 years.

                   Notes to Consolidated Financial Statements

E)   INCENTIVE PLANS

     A tax-deferred profit incentive bonus savings plan is maintained based on Hudson City's profitability. All employees are eligible after one year of employment and the attainment of age 21. The expense was $1,095,000, $1,320,000 and $1,995,000 in 2000, 1999 and 1998, respectively.

     Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria. Participants can elect cash payment or elect to defer the award until retirement. The current long-term performance period is January 1, 1999 to December 31, 2001. The expense related to these plans was $2,407,000 in 2000, $1,790,000 in 1999 and $1,723,000 in 1998.


12.  INCOME TAXES

     Income tax expense (benefit) for each of the years in the three-year period ended December 31, 2000 is summarized as follows:

                                          2000           1999          1998
                                         --------      --------      --------
                                                     (IN THOUSANDS)
FEDERAL:
Current ............................     $ 67,197      $ 61,578      $ 54,500
Deferred ...........................       (4,759)       (2,923)       (3,600)
                                         --------      --------      --------
            Total Federal ..........       62,438        58,655        50,900
                                         --------      --------      --------
STATE:
Current ............................          567         5,445         4,907
Deferred ...........................         (415)         (250)         (307)
                                         --------      --------      --------
            Total state ............          152         5,195         4,600
                                         --------      --------      --------
            Total income tax expense     $ 62,590      $ 63,850      $ 55,500
                                         ========      ========      ========


     Not included in the above table is income tax liability of $15,240,000 for 2000 and income tax benefit of $17,550,000 and $232,000 in 1999 and 1998, respectively, which represents the income tax liability or benefit on the net unrealized losses of securities available for sale.

                   Notes to Consolidated Financial Statements

               The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

                                                            2000             1999          1998
                                                          ---------       ---------       ---------
                                                                  (DOLLARS IN THOUSANDS)

Income before income tax expense ....................     $ 177,416       $ 171,236       $ 148,769
Statutory income tax rate ...........................            35%             35%             35%
                                                          ---------       ---------       ---------
Computed expected income tax expense ................        62,096          59,933          52,069
State income taxes, net of federal income tax benefit            99           3,377           2,990
Amortization of goodwill ............................            --             504             564
Tax-exempt interest .................................          (111)           (125)           (126)
Other, net ..........................................           506             161               3
                                                          ---------       ---------       ---------
            Income tax expense ......................     $  62,590       $  63,850       $  55,500
                                                          =========       =========       =========

     The net deferred tax asset at December 31 consists of the following:

                                                                     2000       1999
                                                                    -------    -------
                                                                      (IN THOUSANDS)

Deferred tax asset:
            Discount accretion .................................    $ 1,459    $ 2,185
            Deferred loan origination fees .....................      1,330      1,706
            Postretirement benefits ............................     13,350     12,230
            Book loan loss reserve .............................      8,415      7,604
            Mortgage premium amortization ......................      3,939      3,193
            Non-accrual interest income ........................        348        347
            Net unrealized loss on securities available for sale      1,898     17,139
            Other ..............................................      8,241      5,862
                                                                    -------    -------
                                                                     38,980     50,266
                                                                    -------    -------

Deferred tax liability:
            Tax bad debt reserve ...............................      6,239      8,319
            Retirement plan ....................................      3,421      2,529
            Other ..............................................      1,860      1,891
                                                                    -------    -------
                                                                     11,520     12,739
                                                                    -------    -------
                     Net deferred tax asset ....................    $27,460    $37,527
                                                                    =======    =======


     The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management's opinion, in view of Hudson City's previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 2000 and 1999.

     At December 31, 2000 and 1999, the bad debt reserve for federal income tax reporting purposes was approximately $66,000,000 and $71,500,000, respectively. Retained earnings at December 31, 2000 and 1999 included approximately $49,000,000 for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for tax purposes. Under SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized

                   Notes to Consolidated Financial Statements

unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.


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

     Carrying amounts of cash, due from banks and federal funds sold are considered to approximate fair value. The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows. For time deposits and borrowed funds, the fair value is estimated by discounting estimated future cash flows using currently offered rates. For deposit liabilities payable on demand, the fair value is estimated by discounting estimated future cash flows using a regulatory borrowing rate most closely associated with maturity date ranges that were established using Hudson City's history and regulatory guidelines. The fair value of off-balance sheet commitments is not material.

     Other important elements which are not deemed to be financial assets or liabilities and therefore, not considered in these estimates include the value of Hudson City's retail branch delivery system, its existing core deposit base and banking premises and equipment.

     The estimated fair value of Hudson City's financial instruments at December 31 are summarized as follows:

                                                              2000                          1999
                                                    -------------------------     -------------------------
                                                     CARRYING      ESTIMATED       CARRYING       ESTIMATED
                                                      AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                                    ----------     ----------     ----------     ----------
                                                                        (IN THOUSANDS)
                 ASSETS:
Cash and due from banks .......................     $   65,411     $   65,411     $   84,239     $   84,239
Federal funds sold ............................        121,700        121,700        116,600        116,600
Investment securities held to maturity ........          1,481          1,496          1,379          1,348
Investment securities available for sale ......        876,667        876,667        812,058        812,058
Federal Home Loan Bank of New York stock ......         73,629         73,629             --             --
Mortgage-backed securities held to maturity ...      3,262,035      3,287,504      3,097,072      3,085,596
Loans .........................................      4,872,740      4,842,116      4,305,875      4,188,451

              LIABILITIES:
Deposits ......................................      6,604,121      6,427,886      6,688,044      6,469,552
Borrowed funds ................................      1,250,000      1,276,840        300,000        298,868

                   Notes to Consolidated Financial Statements

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

     FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2000, Hudson City Savings was required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted average assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0 %, respectively.

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

     Management believes that, as of December 31, 2000, Hudson City Savings meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized Hudson City Savings as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed Hudson City Savings' capital classification.

                   Notes to Consolidated Financial Statements

     The following is a summary of Hudson City Savings' actual capital amounts and ratios as of December 31, 2000 and 1999, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:

                                                                        FDIC REQUIREMENTS
                                                        -------------------------------------------------
                                                           MINIMUM CAPITAL        FOR CLASSIFICATION AS
                                      BANK ACTUAL              ADEQUACY              WELL-CAPITALIZED
                              -----------------------   -----------------------  ------------------------
                                AMOUNT          RATIO     AMOUNT          RATIO    AMOUNT           RATIO
                              ----------        -----   ----------        -----  ----------         -----
                                                        (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000
Leverage (Tier 1) Capital     $1,263,703        14.16%  $  356,932        4.00%  $  446,165         5.00%
Risk-based capital:
           Tier 1 .......      1,263,703        42.32      119,434        4.00      179,151         6.00
           Total ........      1,285,847        43.06      238,869        8.00      298,586        10.00

DECEMBER 31, 1999
Leverage (Tier 1) Capital     $1,242,213        15.27%  $  325,374        4.00%  $  406,717         5.00%
Risk-based capital:
           Tier 1 .......      1,242,213        46.42      107,051        4.00      160,576         6.00
           Total ........      1,262,223        47.16      214,102        8.00      267,627        10.00


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

     The following table shows Hudson City Bancorp's leverage capital ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31, 2000 and 1999:

                                                                 FEDERAL RESERVE BANK REQUIREMENTS
                                                        --------------------------------------------------
                                                            MINIMUM CAPITAL       FOR CLASSIFICATION AS
                                    BANCORP ACTUAL            ADEQUACY              WELL-CAPITALIZED
                              -----------------------   -----------------------  -------------------------
                                AMOUNT          RATIO     AMOUNT        RATIO      AMOUNT         RATIO
                              ----------        -----   ----------     --------  ----------      ---------
                                                         (DOLLARS IN THOUSANDS)

DECEMBER 31, 2000
Leverage (Tier 1) Capital     $1,467,666        16.45%  $  356,932        4.00%  $  446,165         5.00%
Risk-based capital:
           Tier 1 .......      1,467,666        49.15      119,434        4.00      179,151         6.00
           Total ........      1,489,810        49.90      238,868        8.00      298,585        10.00

DECEMBER 31, 1999
Leverage (Tier 1) Capital     $1,507,003        18.54%  $  325,068        4.00%  $  406,335         5.00%
Risk-based capital:
           Tier 1 .......      1,507,003        56.31      107,051        4.00      160,576         6.00
           Total ........      1,527,013        57.06      214,102        8.00      267,627        10.00


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

     At December 31, 2000, Hudson City Savings had fixed and variable rate first mortgage loan commitments to extend credit of approximately $67,160,000 and $31,212,000, respectively, commitments to purchase loans of $90,516,000, and unused home equity and overdraft lines of credit of approximately $64,862,000. Commitments to purchase mortgage-backed securities at December 31, 2000 amounted to $126,897,000. No commitments are included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.

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

                                                            DECEMBER 31, 2000  DECEMBER 31, 1999
                                                            -----------------  -----------------
                                                                      (IN THOUSANDS)
ASSETS:
Cash and due from bank ...............................          $  148,634          $  243,519
Investment in subsidiary .............................           1,260,606           1,214,250
ESOP loan receivable .................................              55,321              21,879
Other assets .........................................                  81                  --
                                                                ----------          ----------
            Total Assets .............................          $1,464,642          $1,479,648
                                                                ==========          ==========
LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued expenses .....................................          $       73          $      608
Total stockholder's equity ...........................           1,464,569           1,479,040
                                                                ----------          ----------
            Total Liabilities and Stockholder's Equity          $1,464,642          $1,479,648
                                                                ==========          ==========

                   Notes to Consolidated Financial Statements

                                                                             DATE OF
                                                                          REORGANIZATION
                                                        YEAR ENDED        (JULY 13, 1999)
                                                       DECEMBER 31,       TO DECEMBER 31,
                                                           2000                1999
                                                       -------------      ---------------
                                                                 (IN THOUSANDS)
Income:
            Dividends received from subsidiary ..          $ 33,358          $  5,782
            Interest on ESOP loan receivable ....             3,848               404
            Interest on deposit with subsidiary .             3,621             1,257
                                                           --------          --------
                     Total income ...............            40,827             7,443

Expenses ........................................               899               127
                                                           --------          --------
            Income before income tax expense
                     and equity in undistributed
                     earnings of subsidiary .....            39,928             7,316

Income tax expense ..............................             2,400               565
                                                           --------          --------
            Income before equity in undistributed
                     earnings of subsidiary .....            37,528             6,751

Equity in undistributed earnings
            of subsidiary .......................            77,298            48,089
                                                           --------          --------
            Net Income ..........................          $114,826          $ 54,840
                                                           ========          ========

                   Notes to Consolidated Financial Statements


                                                                                          DATE OF
                                                                                       REORGANIZATION
                                                                    YEAR ENDED         (JULY 13, 1999)
                                                                   DECEMBER 31,        TO DECEMBER 31,
                                                                       2000                  1999
                                                                   ------------        ---------------
                                                                           (IN THOUSANDS)


Cash Flows from Operating Activities:
            Net income .....................................          $ 114,826           $  54,840
            Adjustments to reconcile net income to cash
                     provided by operating activities:
                     Equity in undistributed earnings
                             of subsidiary .................            (77,298)            (48,089)
                     Increase in other assets ..............                (81)                 --
                     (Decrease) increase in accrued expenses               (535)                608
                                                                      ---------           ---------
Net Cash Provided by Operating Activities ..................             36,912               7,359
                                                                      ---------           ---------

Cash Flows from Investing Activities:
            Loan to ESOP ...................................            (35,244)            (23,402)
            Investment in subsidiary .......................                 --            (263,820)
            Principal collected on ESOP loan ...............                561               1,523
                                                                      ---------           ---------
Net Cash Used in Investing Activities ......................            (34,683)           (285,699)
                                                                      ---------           ---------
Cash Flows from Financing Activities:
            Proceeds from the issuance of common stock .....                 --             527,641
            Purchase of treasury stock .....................            (65,456)                 --
            Exercise of stock options ......................                348                  --
            Cash dividends paid ............................            (32,006)             (5,782)
                                                                      ---------           ---------
Net Cash (Used) Provided by Financing Activities ...........            (97,114)            521,859
                                                                      ---------           ---------
Net (Decrease) Increase in Cash Due from Bank ..............            (94,885)            243,519

Cash Due from Bank at Beginning of Year ....................            243,519                  --
                                                                      ---------           ---------
Cash Due from Bank at End of Year ..........................          $ 148,634           $ 243,519
                                                                      =========           =========

                   Notes to Consolidated Financial Statements

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables are a summary of certain quarterly financial data for the years ended December 31, 2000 and 1999.


                                                                        2000 QUARTER ENDED
                                                 -----------------------------------------------------------------
                                                 MARCH 31           JUNE 30        SEPTEMBER 30        DECEMBER 31
                                                 ---------          --------       ------------        -----------
                                                                (IN THOUSANDS, EXCEPT FOR SHARE DATA)

Interest income ........................          $144,057          $150,382          $156,526          $163,076
Interest expense .......................            80,685            86,898            93,165            99,291
                                                  --------          --------          --------          --------
         Net interest income ...........            63,372            63,484            63,361            63,785
Provision for loan losses ..............               600               600               480               450
                                                  --------          --------          --------          --------
         Net interest income after
               provision for loan losses            62,772            62,884            62,881            63,335

Non-interest income ....................             1,100             1,186             1,176             1,079
Non-interest expense ...................            18,864            19,973            19,617            20,543
                                                  --------          --------          --------          --------
         Income before income
               tax expense .............            45,008            44,097            44,440            43,871
Income tax expense .....................            16,702            15,149            15,362            15,377
                                                  --------          --------          --------          --------
         Net income ....................          $ 28,306          $ 28,948          $ 29,078          $ 28,494
                                                  ========          ========          ========          ========
Basic earnings per share ...............          $   0.25          $   0.26          $   0.27          $   0.27
                                                  ========          ========          ========          ========
Diluted earnings per share .............          $   0.25          $   0.26          $   0.26          $   0.26
                                                  ========          ========          ========          ========

                   Notes to Consolidated Financial Statements



                                                                     1999 QUARTER ENDED
                                                  --------------------------------------------------------------------
                                                   MARCH 31          JUNE 30         SEPTEMBER 30          DECEMBER 31
                                                  ---------         ----------       ------------          -----------
                                                                (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Interest income ........................          $ 130,068          $ 130,799          $ 135,461          $ 139,753
Interest expense .......................             74,790             74,911             72,976             76,155
                                                  ---------          ---------          ---------          ---------
         Net interest income ...........             55,278             55,888             62,485             63,598
Provision for loan losses ..............                600                550                600                600
                                                  ---------          ---------          ---------          ---------
         Net interest income after
               provision for loan losses             54,678             55,338             61,885             62,998

Non-interest income ....................              1,206              1,142              1,200              1,197
Non-interest expense ...................             17,227             16,945             17,020             17,216
                                                  ---------          ---------          ---------          ---------
         Income before income
               tax expense .............             38,657             39,535             46,065             46,979
Income tax expense .....................             14,400             14,600             17,285             17,565
                                                  ---------          ---------          ---------          ---------

         Net income ....................          $  24,257          $  24,935          $  28,780          $  29,414
                                                  =========          =========          =========          =========

Basic earnings per share ...............          $       -          $       -          $    0.22 (1)      $    0.25
                                                  =========          =========          =========          =========
Diluted earnings per share .............          $       -          $       -          $    0.22 (1)      $    0.25
                                                  =========          =========          =========          =========




(1)  From date of Reorganization (July 13, 1999)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  EARNINGS PER SHARE

               The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------------------------------
                                                   2000                        1999 (1)                        1998
                                     --------------------------------  ------------------------------ ----------------------------
                                                               PER                           PER                           PER
                                                              SHARE                          SHARE                         SHARE
                                      INCOME      SHARES      AMOUNT     INCOME    SHARES    AMOUNT    INCOME   SHARES     AMOUNT
                                     --------    --------   ---------  ---------- --------  --------- -------- --------  ---------

                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income........................   $114,826                            $54,840                       $     -
                                     ========                            =======                       =======
Basic earnings per share:
        Income available to
        common stockholders.......   $114,826     109,507      $1.05     $54,840   114,767     $0.47   $     -        -   $     -
                                                               =====                           =====                      =======
Effect of dilutive common
        stock equivalents.........          -         462                      -         -                   -        -
                                     --------     -------                -------   -------             -------  -------
Diluted earnings per share:
        Income available to
        common stockholders......    $114,826     109,969      $1.04     $54,840   114,767     $0.47   $     -        -   $     -
                                     ========     =======      =====     =======   =======     =====   =======  =======   =======


(1)  Data for 1999 from date of reorganization (July 13, 1999)



19.  RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." The interpretation clarifies certain issues with respect to the application of APB 25. Among other issues, the interpretation clarifies the accounting for modifications to stock awards, as well as the definition of employee for purposes of applying APB 25. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, but certain conclusions in the interpretation cover specific events that occur after December 15, 1998. The adoption of the interpretation did not have a material impact on the financial position or results of operations of Hudson City.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 138 and SFAS No. 133 are effective for fiscal quarters beginning after June 15, 2000. The adoption of SFAS No. 138 and SFAS No. 133 did not have a material impact on the financial position or results of operations of Hudson City.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. While most of the provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001, certain of the provisions are effective for financial statements ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a material impact on the financial position or results of operations of Hudson City.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Information regarding directors and executive officers of the Company is presented under the headings "Proposal 1 -- Election of Directors -- General," "-- Who Our Directors Are," "-- Our Directors Backgrounds," "-- Nominees for Election as Directors," "-- Continuing Directors," "-- Meetings of the Board of Directors and Its Committees," "-- Executive Officers," "-- Director Compensation," "-- Executive Officer Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 17, 2001, which will be filed with the SEC within 120 days from December 31, 2000, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding executive compensation is presented under the headings "Election of Directors -- Director Compensation," "-- Executive Officer Compensation," "-- Summary Compensation Table," "Employment Agreements," "Change of Control Agreements," and "Benefit Plans" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 17, 2001, which will be filed with the SEC within 120 days from December 31, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is presented under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 17, 2001, which will be filed with the SEC within 120 days from December 31, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is presented under the heading "Certain Transactions with Members of our Board of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 17, 2001, which will be filed with the SEC within 120 days from December 31, 2000, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of Documents Filed as Part of this Annual Report on Form 10-K

     (1) The following consolidated financial statements are in Item 8 of this annual report:

     Consolidated Financial Statements as of December 31, 2000, 1999 and 1998

     o    Independent Auditors' Report

     o Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

     o Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

     o Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

     o Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     o    Notes to Consolidated Financial Statements


     (2) Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

(b) Reports on Form 8-K. During the last quarter of 2000, no reports on Form 8-K were required to be filed and as such, none were filed.

(c)  Exhibits Required by Item 601 of Regulation S-K

EXHIBIT   DESCRIPTION
-------   -----------
2.1       Amended and Restated Plan of Reorganization and Stock Issuance of
          Hudson City Savings Bank (1)
3.1       Certificate of Incorporation of Hudson City Bancorp, Inc. (1)
3.2       Bylaws of Hudson City Bancorp, Inc. (1)
4.1       Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit
          3.1)
4.2       Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)
4.3       Form of Stock Certificate of Hudson City Bancorp, Inc. (1)
10.1      Employee Stock Ownership Plan of Hudson City Savings Bank (1)
10.2      Profit Incentive Bonus Plan of Hudson City Savings Bank (1)
10.3      Supplementary Savings Plan of Hudson City Savings Bank (1)
10.4      Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)
10.5      Form of Employment Agreement by and among Hudson City Savings Bank and
          Hudson City Bancorp, Inc. and certain officers (1)
10.6      Form of One-Year Change in Control Agreement by and among Hudson City
          Savings Bank and Hudson City Bancorp, Inc. and certain officers (1)
10.7      Form of Two-Year Change in Control Agreement by and among Hudson City
          Savings Bank and Hudson City Bancorp, Inc. and certain officers (1)
10.8      Severance Pay Plan of Hudson City Savings Bank (1)
10.9      ESOP Restoration Plan of Hudson City Savings Bank (1)
10.10     Hudson City Savings Bank Outside Directors Consultation Plan (1)
10.11     Hudson City Savings Bank Supplemental Executive Retirement Plan (1)
10.12     Hudson City Savings Bank Annual Incentive Plan (1)
10.13     Hudson City Savings Bank Long-Term Incentive Plan (1)
10.14     Form of Post-Retirement Death Benefit for Senior Officers (1)
10.15     Hudson City Bancorp, Inc. 2000 Stock Option Plan (2)
10.16     Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan (2)
10.17     Amendment No. 1 to the Employee Stock Ownership Plan of Hudson City
          Savings Bank (3)
10.18     Amendment No. 1 to the Profit Incentive Bonus Plan of Hudson City
          Savings Bank (3)
10.19     Amendment No. 2 to the Profit Incentive Bonus Plan of Hudson City
          Savings Bank (3)
11.1      Statement Re: Computation of Per Share Earnings
21.1      Subsidiaries of Hudson City Bancorp, Inc.
23.1      Consent of KPMG LLP (4)


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

(3) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

(4)  Submitted only with filing in electronic format.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on March 26, 2001.



                           Hudson City Bancorp, Inc


                          By: /s/ Leonard S. Gudelski
                      ---------------------------------
                              Leonard S. Gudelski
                           Chairman of the Board and
                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         NAME                                         TITLE                                DATE
         ----                                         -----                                ----
/s/ Leonard S. Gudelski              Director, Chairman of the Board and Chief         March 26, 2001
---------------------------------    Executive Officer (Principal executive officer)
Leonard S. Gudelski



/s/ Ronald E. Hermance, Jr.          Director, President and Chief Operating Officer   March 26, 2001
---------------------------------    (Principal financial officer)
Ronald E. Hermance, Jr.



/s/ Verne S. Atwater                 Director                                          March 26, 2001
---------------------------------
Verne S. Atwater



/s/ John D. Birchby                  Director                                          March 26, 2001
---------------------------------
John D. Birchby



/s/ Kenneth L. Birchby               Director                                          March 26, 2001
---------------------------------
Kenneth L. Birchby



/s/ Victoria H. Bruni                Director                                          March 26, 2001
---------------------------------
Victoria H. Bruni



/s/ William J. Cosgrove              Director                                          March 26, 2001
---------------------------------
William J. Cosgrove



/s/ Andrew J. Egner, Jr.             Director                                          March 26, 2001
---------------------------------
Andrew J. Egner, Jr.



/s/ John W. Klie                     Director                                          March 26, 2001
---------------------------------
John W. Klie

         NAME                                         TITLE                                DATE
         ----                                         -----                                ----
/s/ Donald O. Quest                   Director                                         March 26, 2001
-------------------------------------
Donald O. Quest


/s/ Arthur V. Wynne, Jr.              Director                                         March 26, 2001
-------------------------------------
Arthur V. Wynne, Jr.