Form 10-Q
period 2001-03-31
HUDSON CITY BANCORP INC
filed 2001-05-11
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: MARCH 31, 2001


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


                     Yes       [X]            No   [ ]


         As of May 7, 2001, the registrant had 104,640,200 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 61,288,300 shares were held by Hudson City, MHC, the registrant's mutual holding company and 43,351,900 shares were held by the public and directors, officers and employees of the registrant.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                               Contents of Report

                                                                                                                      Page Number
PART I - FINANCIAL INFORMATION
                                                                                                                      -------------

                Item 1. - Financial Statements

                          Consolidated Statements of Financial Condition -
                          March 31, 2001 (Unaudited) and December 31, 2000.........................................          3

                          Consolidated Statements of Income (Unaudited) - For the three months ended March 31, 2001
                          and 2000.................................................................................          4

                          Consolidated Statements of Cash Flows (Unaudited) - For the three months ended March 31,
                          2001 and 2000............................................................................          5

                          Notes to Consolidated Financial Statements...............................................          6

                Item 2. - Management's Discussion and Analysis of Financial Condition and Results of
                Operations.........................................................................................          8

                Item 3. - Quantitative and Qualitative Disclosures About Market Risk...............................          17


PART II - OTHER INFORMATION

                Item 1. - Legal Proceedings........................................................................          20

                Item 2. - Changes in Securities and Use of Proceeds................................................          20

                Item 3. - Defaults Upon Senior Securities..........................................................          20

                Item 4. - Submission of Matters to a Vote of Security Holders......................................          20

                Item 5. - Other Information........................................................................          20

                Item 6. - Exhibits and Reports on Form 8-K.........................................................          20


SIGNATURES.........................................................................................................          21



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

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                  2001              2000
                                                                              -----------        -----------
                                                                               (UNAUDITED)
                                                                                       (IN THOUSANDS)
ASSETS
Cash and due from banks ...................................................   $    69,472     $    65,411
Federal funds sold ........................................................       174,900         121,700
                                                                              -----------        -----------
                  Total cash and cash equivalents .........................       244,372         187,111

Investment securities held to maturity, market value of $1,515 at
        March 31, 2001 and $1,496 at December 31, 2000 ....................         1,481           1,481

Investment securities available for sale, at market value .................       560,286         876,667

Federal Home Loan Bank of New York stock ..................................        81,149          73,629

Mortgage-backed securities held to maturity, market value of
        $3,625,070 at March 31, 2001 and $3,287,504 at December 31, 2000 ..     3,576,419       3,262,035

Loans .....................................................................     5,058,251       4,872,740
        Less:
             Deferred loan fees ...........................................        10,137           9,555
             Allowance for loan losses ....................................        22,588          22,144
                                                                              -----------        -----------
                  Net loans ...............................................     5,025,526       4,841,041

Foreclosed real estate, net ...............................................           702             438
Accrued income receivable .................................................        58,388          62,260
Banking premises and equipment, net .......................................        30,647          31,309
Other assets ..............................................................        38,879          44,402
                                                                              -----------     -----------
                  Total Assets ............................................   $ 9,617,849     $ 9,380,373
                                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Interest-bearing ..................................................   $ 6,397,472     $ 6,271,944
        Noninterest-bearing ...............................................       352,273         332,177
                                                                              -----------     -----------
                  Total deposits ..........................................     6,749,745       6,604,121

Borrowed funds ............................................................     1,450,000       1,250,000

Accrued expenses and other liabilities ....................................        77,333          61,683
                                                                              -----------     -----------
                  Total liabilities .......................................     8,277,078       7,915,804
                                                                              -----------     -----------

Common  stock, $0.01 par value, 800,000,000 shares authorized; 115,638,300 shares issued, 104,638,200 shares outstanding at March 31, 2001,
        111,999,300 shares outstanding at December 31, 2000 ...............         1,156           1,156

Additional paid-in capital ................................................       526,573         526,718

Retained earnings .........................................................     1,104,233       1,084,157

Treasury stock, at cost; 11,000,100 shares at March 31, 2001 and
        3,639,000 shares at December 31, 2000 .............................      (212,965)        (65,011)

Unallocated common stock held by the employee stock ownership plan ........       (54,906)        (55,396)

Unearned common stock held by the recognition and retention plan ..........       (23,029)        (23,958)

Accumulated other comprehensive loss, net of tax ..........................          (291)         (3,097)
                                                                              -----------     -----------
                  Total stockholders' equity ..............................     1,340,771       1,464,569
                                                                              -----------     -----------

                  Total Liabilities and Stockholders' Equity ..............   $ 9,617,849     $ 9,380,373
                                                                              ===========     ===========

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                               --------------------------------------
                                                                                 2001                          2000
                                                                               -------                        -------
                                                                                 (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Interest and Dividend Income:
        Interest and fees on first mortgage loans ........................    $ 88,711                       $ 76,813
        Interest and fees on consumer and other loans ....................       3,007                          2,266
        Interest on mortgage-backed securities ...........................      59,849                         50,050
        Interest on investment securities held to maturity:
             Taxable .....................................................          17                             16
             Exempt from federal taxes ...................................           6                              7
        Interest on investment securities available for sale-taxable .....      12,692                         13,656
        Dividends on Federal Home Loan Bank of New York stock ............       1,292                           --
        Interest on federal funds sold ...................................       1,727                          1,249
                                                                              --------                       --------
                  Total interest and dividend income .....................     167,301                        144,057
                                                                              --------                       --------
Interest Expense:
        Interest on deposits .............................................      79,882                         74,307
        Interest on borrowed funds .......................................      20,626                          6,378
                                                                              --------                       --------
                  Total interest expense .................................     100,508                         80,685
                                                                              --------                       --------
                       Net interest income ...............................      66,793                         63,372

Provision for loan losses ................................................         450                            600
                                                                              --------                       --------

                       Net interest income after provision for loan losses      66,343                         62,772
                                                                              --------                       --------

Non-Interest Income:
        Service charges and other income .................................       1,052                          1,100
                                                                              --------                       --------
                  Total non-interest income ..............................       1,052                          1,100
                                                                              --------                       --------

Non-Interest Expense:
        Salaries and employee benefits ...................................      12,941                         11,892
        Net occupancy expense ............................................       3,463                          3,209
        Federal deposit insurance assessment .............................         329                            366
        Computer and related services ....................................         250                            220
        Other expense ....................................................       2,739                          3,177
                                                                              --------                       --------
                  Total non-interest expense .............................      19,722                         18,864
                                                                              --------                       --------

                       Income before income tax expense ..................      47,673                         45,008

Income tax expense .......................................................      16,996                         16,702
                                                                              --------                       --------
                       Net income ........................................    $ 30,677                       $ 28,306
                                                                              ========                       ========

Basic earnings per share .................................................    $   0.30                       $   0.25
                                                                              ========                       ========

Diluted earnings per share ...............................................    $   0.29                       $   0.25
                                                                              ========                       ========

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  FOR THE THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                            --------------------------------------
                                                                                              2001                          2000
                                                                                            -------                       -------
                                                                                                        (IN THOUSANDS)
Cash Flows from Operating Activities:
        Net income ...................................................................    $  30,677                     $  28,306
        Adjustments to reconcile net income to net cash provided
        by operating activities:
              Depreciation, accretion and amortization expense .......................          526                         2,331
              Provision for loan losses ..............................................          450                           600
              Allocation of shares for employee benefit plans ........................        1,884                         1,293
              Net proceeds from sale of foreclosed real estate .......................          258                           231
              Decrease (increase) in accrued interest receivable .....................        3,872                          (149)
              Decrease (increase) in other assets ....................................        3,803                          (385)
              Increase in accrued expenses and other liabilities .....................       15,650                        17,139
                                                                                            -------                       -------
Net Cash Provided by Operating Activities ............................................       57,120                        49,366
                                                                                            -------                       -------
Cash Flows from Investing Activities:
        Net increase in loans ........................................................      (82,327)                     (132,193)
        Purchases of loans ...........................................................     (102,663)                      (20,310)
        Principal collection of mortgage-backed securities ...........................      268,275                       147,282
        Purchases of mortgage-backed securities ......................................     (582,713)                     (308,972)
        Purchases of investment securities held to maturity ..........................         --                            (252)
        Proceeds from maturities and calls of investment securities available for sale      320,907                           150
        Purchases of investment securities available for sale ........................         --                         (25,000)
        Purchases of Federal Home Loan Bank of New York stock ........................       (7,520)                         --
        Purchases of premises and equipment, net .....................................         (277)                       (1,351)
                                                                                            -------                       -------
Net Cash Used in Investment Activities ...............................................     (186,318)                     (340,646)
                                                                                            -------                       -------
Cash Flows from Financing Activities:
        Net increase (decrease) in deposits ..........................................      145,624                       (26,252)
        Proceeds from borrowed funds .................................................      300,000                       300,000
        Principal payments on borrowed funds .........................................     (100,000)                         --
        Dividends paid ...............................................................      (10,601)                       (5,782)
        Purchases of stock by the employee stock ownership plan ......................         --                         (28,451)
        Purchases of stock by the recognition and retention plan .....................         (293)                      (28,638)
        Purchases of treasury stock ..................................................     (149,214)                         --
        Exercise of stock options ....................................................          943                          --
                                                                                            -------                       -------
Net Cash Provided by Financing Activities ............................................      186,459                       210,877
                                                                                            -------                       -------

Net Increase (Decrease) in Cash and Cash Equivalents .................................       57,261                       (80,403)

Cash and Cash Equivalents at Beginning of Period .....................................      187,111                       200,839
                                                                                            -------                       -------

Cash and Cash Equivalents at End of Period ...........................................    $ 244,372                     $ 120,436
                                                                                            =======                       =======


Supplemental Disclosures:
        Interest paid ................................................................    $  97,308                     $  79,067
                                                                                            =======                       =======

        Income taxes paid ............................................................    $    --                       $   1,791
                                                                                            =======                       =======

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

1. - BASIS OF PRESENTATION

         Hudson City Bancorp, Inc. is a Delaware corporation organized in March 1999 by Hudson City Savings Bank in connection with the conversion and reorganization of Hudson City Savings from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure. Prior to July 13, 1999, Hudson City Bancorp had not issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature.

         In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001. Certain information and note disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp's audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp's December 31, 2000 Annual Report on Form 10-K.

         Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $517,000 and $432,000 for the three month periods ended March 31, 2001 and 2000, respectively, did not result in cash receipts or cash payments.


2. - COMPREHENSIVE INCOME

         Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of tax.

         Total comprehensive income during the periods indicated is as follows.

                                                           FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           --------------------------
                                                                2001       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Net income ...................................                $30,677    $28,306
Other comprehensive income:
         Unrealized holding gain on securities
                available for sale, net of tax                  2,806      1,293
                                                              -------    -------

Total comprehensive income ...................                $33,483    $29,599
                                                              =======    =======

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


3. - EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 ---------------------------------------------------------------------------
                                                2001                                      2000
                                 --------------------------------           --------------------------------
                                                            PER                                        PER
                                                           SHARE                                      SHARE
                                  INCOME       SHARES      AMOUNT             INCOME      SHARES      AMOUNT
                                  ------       ------      ------             ------      ------      ------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income ..................    $ 30,677                                   $ 28,306
                                 ========                                   ========
Basic earnings per share:
        Income available to
        common stockholders .    $ 30,677     103,983    $   0.30           $ 28,306     112,264     $  0.25
                                                         ========                                    =======
Effect of dilutive common
        stock equivalents ...        --         1,421                             --          39
                                 --------     -------                       --------     -------
Diluted earnings per share:
        Income available to
        common stockholders .    $ 30,677     105,404    $   0.29           $ 28,306     112,303     $  0.25
                                 ========     =======    ========           ========     =======     =======


4. - STOCKHOLDERS' EQUITY

         On February 8, 2001, the Board of Directors of Hudson City Bancorp approved a second stock repurchase program to repurchase up to 5,497,119 shares of our common stock. This amount represents approximately 5% of the total shares of common stock that were outstanding at the date of approval. As of March 31, 2001, there were 185,934 shares remaining to be repurchased under this plan.

         On April 12, 2001, the Board of Directors of Hudson City Bancorp approved a third stock repurchase program to repurchase up to 5,200,000 shares, or approximately 5%, of our common stock outstanding at the date of approval. Under the approved stock repurchase program, Hudson City Bancorp will purchase the shares of common stock in the open market and other transactions from time-to-time, depending on market conditions. The repurchased shares are expected to be held as treasury stock for general corporate use.


5. - SUBSEQUENT EVENT

         On April 12, 2001, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of eleven cents ($0.11) per common share outstanding. The dividend is payable on June 1, 2001 to shareholders of record at the close of business on May 11, 2001.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

         Our total assets increased $237.5 million, or 2.5%, to $9.62 billion at March 31, 2001 from $9.38 billion at December 31, 2000. This increase was generally reflected in increases in mortgage loans and mortgage-backed securities.

         Loans increased $185.5 million, or 3.8%, to $5.06 billion at March 31, 2001 from $4.87 billion at December 31, 2000. For the three month periods ended March 31, 2001 and 2000, we originated and purchased first mortgage loans of approximately $331.8 million and $242.8 million, respectively. These originations and purchases were concentrated in one-to four-family residential mortgage loans. The increase in originations and purchases is primarily due to the lower market interest rate environment during the first quarter of 2001 which caused an increase in prepayments and refinancings. Additionally, to supplement our loan originations, we established late in 2000 a program to purchase a higher volume of first mortgage loans than in previous periods. We also originated for the three month periods ended March 31, 2001 and 2000 home equity loans of approximately $14.3 million and $15.8 million, respectively. Mortgage-backed securities increased $314.4 million, or 9.6%, to $3.58 billion at March 31, 2001 from $3.26 billion at December 31, 2000. This increase was primarily due to the reinvestment of $320.9 million of calls of investment securities into adjustable rate or higher yielding fixed-rate mortgage-backed securities in the first quarter of 2001. The large amount of calls of investment securities was due to the lower interest rate environment which existed during the first quarter of 2001. Investment securities available for sale decreased $316.4 million, or 36.1%, to $560.3 million at March 31, 2001 from $876.7 million at December 31, 2000.

         Federal funds sold increased $53.2 million, or 43.7%, to $174.9 million at March 31, 2001 from $121.7 million at December 31, 2000 due to calls of investment securities that occurred late in the quarter. Federal Home Loan Bank of New York ("FHLB") stock increased $7.5 million to $81.1 million at March 31, 2001, which is the amount of stock we are currently required to hold. These increases in interest-earning assets continue to reflect our emphasis on the origination and purchase of one-to four-family mortgage loans supplemented by the purchase of mortgage-backed securities.

         At March 31, 2001, total liabilities were $8.28 billion, an increase of 4.6%, or $361.3 million, compared with $7.92 billion at December 31, 2000. Borrowed funds, consisting entirely of securities sold under agreements to repurchase, increased $200.0 million, or 16.0%, to $1.45 billion at March 31, 2001 from $1.25 billion at December 31, 2000. Total deposits increased $145.6 million, or 2.2%, to $6.75 billion at March 31, 2001 from $6.60 billion at December 31, 2000. Interest-bearing deposits increased $125.5 million, or 2.0%, to $6.40 billion at March 31, 2001 from $6.27 billion at December 31, 2000. The increase in interest-bearing deposits was primarily due to a $119.4 million, or 2.4%, increase in time deposits to $5.09 billion at March 31, 2001 from $4.97 billion at December 31, 2000. Other interest-bearing deposits, which includes regular savings, NOW and money market accounts, increased $6.1 million, or 0.5%, to $1.31 billion at March 31, 2001 from $1.30 billion at December 31, 2000. Noninterest-bearing deposits increased $20.1 million, or 6.1%, to $352.3 million at March 31, 2001 from $332.2 million at December 31, 2000.

         The increase in borrowed funds was primarily used to fund asset growth consistent with our capital management strategy. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread. We believe the increase in interest-bearing deposits is due in part to the recent volatility in the equity markets, our offering competitive rates on our time deposit products and consolidation within our industry. The increase in noninterest-bearing deposits reflects an increase in demand accounts and outstanding official checks.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         Accrued expenses and other liabilities increased $15.6 million, or 25.3%, to $77.3 million at March 31, 2001 from $61.7 million at December 31, 2000. This increase is primarily due to an increase in accrued income taxes payable, as our first quarter estimated federal tax payment is not due until April 2001. The increase also reflects an increase in accrued interest payable due to the growth of our borrowed funds.

         Total stockholders' equity decreased $123.8 million, or 8.5%, to $1.34 billion at March 31, 2001 from $1.46 billion at December 31, 2000. Hudson City repurchased 7,429,100 shares of common stock during the first quarter of 2001, which decreased stockholders' equity by $149.2 million. Offsetting the effect of repurchases on stockholders' equity was net income of $30.7 million for the three month period ended March 31, 2001 and an unrealized gain of $2.8 million in accumulated other comprehensive loss due to increases in the market values of our investment securities available for sale. The declaration of a cash dividend to common stockholders during the first quarter of 2001 decreased stockholders' equity by $10.6 million. Also, 68,000 options were exercised in the first quarter of 2001 which increased stockholders' equity $0.9 million.

           At March 31, 2001, the ratio of total stockholders' equity to total assets was 13.94% compared with 15.61% at December 31, 2000. For the three month period ended March 31, 2001, the ratio of average stockholders' equity to average assets was 14.98% compared with 16.35% for the year ended December 31, 2000. Stockholders' equity per common share was $13.54 at March 31, 2001 compared with $13.78 at December 31, 2000. The decrease in these ratios is primarily due to the decrease in stockholders' equity as discussed above.

           Average Balance Sheet. The table on the following page presents certain information regarding Hudson City Bancorp's financial condition and net interest income for the three month periods ended March 31, 2001 and 2000. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earnings assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees which we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                                                                            FOR THE THREE MONTH PERIODS ENDED MARCH 31,
                                                        ---------------------------------------------------------------------------
                                                                          2001                                  2000
                                                        ------------------------------------   ------------------------------------
                                                                                     AVERAGE                                AVERAGE
                                                           AVERAGE                    YIELD/    AVERAGE                      YIELD/
                                                           BALANCE      INTEREST      COST      BALANCE        INTEREST       COST
                                                           -------      --------      ----      -------        --------       ----
                                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
-------
Interest-earnings assets:
      First mortgage loans, net (1) ................    $4,751,156    $   88,711      7.47%   $4,235,832     $   76,813       7.25%
      Consumer and other loans .....................       150,952         3,007      7.97       114,249          2,266       7.93
      Federal funds sold ...........................       132,458         1,727      5.29        90,091          1,249       5.58
      Mortgage-backed securities ...................     3,413,288        59,849      7.01     3,157,298         50,050       6.34
      Federal Home Loan Bank of New York stock .....        74,130         1,292      6.97          --             --           --
      Investment securities ........................       818,268        12,715      6.22       878,828         13,679       6.23
                                                        ----------    ----------               ---------     ----------
          Total interest-earning assets ............     9,340,252       167,301      7.17     8,476,298        144,057       6.80
                                                                      ----------                             ----------
Noninterest-earnings assets ........................       182,755                               145,211
                                                        ----------                            ----------
          Total Assets .............................    $9,523,007                            $8,621,509
                                                        ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Interest-bearing liabilities:
      Savings accounts .............................    $  756,788         4,321      2.32    $  799,534          5,040       2.54
      Interest-bearing demand accounts .............        93,858           373      1.61        96,689            507       2.11
      Money market accounts ........................       446,995         2,636      2.39       480,731          3,201       2.68
      Time deposits ................................     5,009,819        72,552      5.87     4,960,578         65,559       5.32
                                                        ----------    ----------               ---------     ----------
          Total interest-bearing deposits ..........     6,307,460        79,882      5.14     6,337,532         74,307       4.72
      Borrowed funds ...............................     1,380,556        20,626      6.06       432,418          6,378       5.93
                                                        ----------    ----------               ---------     ----------
          Total interest-bearing liabilities .......     7,688,016       100,508      5.30     6,769,950         80,685       4.79
                                                        ----------    ----------               ---------     ----------
Noninterest-bearing liabilities:
      Noninterest-bearing deposits .................       327,820                               311,636
      Other noninterest-bearing liabilities ........        80,456                                73,476
                                                        ----------                             ---------
          Total noninterest-bearing liabilities ....       408,276                               385,112
                                                        ----------                             ---------
      Total liabilities ............................     8,096,292                             7,155,062
      Stockholders' equity .........................     1,426,715                             1,466,447
                                                        ----------                             ---------
          Total Liabilities and Stockholders' Equity    $9,523,007                            $8,621,509
                                                        ==========                             =========
Net interest income/net interest rate spread (2) ...                  $   66,793      1.87%                  $   63,372       2.01%
                                                                      ==========                             ==========

Net interest-earning assets/net interest margin (3)     $1,652,236                    2.80%   $1,706,348                      2.97%
                                                        ==========                            ==========

Ratio of interest-earning assets to
      interest-bearing liabilities .................                                  1.21X                                   1.25X

---------------------------------------
(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) We determined net interest spread by subtracting the annualized weighted average cost of average interest-bearing liabilities from the annualized weighted average yield on average interest-earning assets.

(3) We determined net interest margin by dividing annualized net interest income by average interest-earning assets.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

         General. Net income was $30.7 million for the three month period ended March 31, 2001, an increase of $2.4 million, or 8.5%, from net income of $28.3 million for the three month period ended March 31, 2000. Basic and diluted earnings per common share were $0.30 and $0.29, respectively, for the quarter ended March 31, 2001. Basic and diluted earnings per common share were $0.25 for the quarter ended March 31, 2000. The increase in net income was primarily attributable to an increase in net interest income. Our annualized return on average assets for the three month period ended March 31, 2001 was 1.29% compared with 1.31% for the three month period ended March 31, 2000. Our annualized return on average equity for the three month period ended March 31, 2001 was 8.60% compared with 7.72% for the three month period ended March 31, 2000. The increase in the annualized return on average equity reflects the growth in net income and the decrease in stockholders' equity.

         Interest Income. Total interest income increased $23.2 million, or 16.1%, to $167.3 million for the three month period ended March 31, 2001 compared with $144.1 million for the corresponding 2000 period. The increase in total interest income was due in part to the average balance of total interest-earning assets increasing $864.0 million, or 10.2%, to $9.34 billion for the three month period ended March 31, 2001 compared with $8.48 billion for the three month period ended March 31, 2000. This increase was primarily attributable to a $515.3 million, or 12.2%, increase in the average balance of first mortgage loans, net to $4.75 billion for the three month period ended March 31, 2001 compared with $4.24 billion for the corresponding 2000 period. The average balance of consumer and other loans increased $36.8 million, or 32.2%, to $151.0 million for the three month period ended March 31, 2001 compared with $114.2 million for the corresponding 2000 period. The average balance of mortgage-backed securities increased $256.0 million, or 8.1%, to $3.41 billion for the three month period ended March 31, 2001 compared with $3.16 billion for the corresponding 2000 period. These increases were offset in part by a decrease in the average balance of investment securities for the three month period ended March 31, 2001 of $60.5 million, or 6.9%, to $818.3 million from $878.8 million for the corresponding 2000 period. The average balance of Federal funds sold increased $42.4 million, or 47.1%, to $132.5 million for the three month period ended March 31, 2001 compared with $90.1 million for the corresponding 2000 period. The average balance of FHLB stock purchased was $74.1 million for the first quarter of 2001. We did not own FHLB stock in the first quarter of 2000.

         The above increases in the average balances of interest-earning assets reflect internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to manage interest rate risk. To supplement our loan originations, we established late in 2000 a program to purchase a higher volume of first mortgage loans than in previous periods. In addition, the growth in the average balance of mortgage-backed securities and the decline in the average balance of investment securities reflects the calls of investment securities during the first quarter of 2001 due to the lower interest rate environment. The increase in the average balance of federal funds sold reflects the initial investment of the proceeds of the calls of investment securities in overnight funds. These funds were subsequently invested in adjustable-rate or higher yielding fixed-rate mortgage-backed securities.

         The increase in interest income was also attributable to a 37 basis point increase in the annualized average yield on interest-earning assets to 7.17% for the three month period ended March 31, 2001 compared with 6.80% for the three month period ended March 31, 2000. The annualized average yield on first mortgage loans, net increased 22 basis points to 7.47% for the three month period ended March 31, 2001 compared with 7.25% for the corresponding 2000 period. The annualized average yield on mortgage-backed securities increased 67 basis points to 7.01% for the three month period ended March 31, 2001 compared with 6.34% for the corresponding 2000 period. The increase in the annualized

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

average yield on first mortgage loans, net, reflects the higher market interest rate environment in 2000. The increase in the annualized average yield on mortgage-backed securities also reflects the increase in market interest rates in 2000, as our portfolio contains predominantly adjustable-rate securities. However, in the first quarter of 2001, general market interest rates have decreased. These reductions have created a significantly different interest rate environment than the one that existed at December 31, 2000. Although this decrease in general market rates is not reflected in our first quarter annualized average yields on interest-earning assets, a continued lower interest rate environment may impact our interest income in future periods.

         Interest Expense. Total interest expense increased $19.8 million, or 24.5%, to $100.5 million for the three month period ended March 31, 2001 compared with $80.7 million for the three month period ended March 31, 2000. Interest expense on borrowed funds increased $14.2 million to $20.6 million for the three month period ended March 31, 2001 compared with $6.4 million for the corresponding 2000 period. Interest expense on deposits increased $5.6 million, or 7.5%, to $79.9 million for the three month period ended March 31, 2001 compared with $74.3 million for the corresponding 2000 period. The increase in deposit interest expense was primarily attributable to an increase in interest expense on time deposits of $7.0 million, or 10.7%, to $72.6 million for first quarter of 2001.

         The increase in interest expense was attributable in part to an increase in the average balance of interest-bearing liabilities of $918.1 million, or 13.6%, to $7.69 billion for the three month period ended March 31, 2001 compared with $6.77 billion for the three month period ended March 31, 2000. The increase in the average balance of total interest-bearing liabilities resulted from an increase in the average balance of borrowed funds of $948.1 million to $1.38 billion for the three month period ended March 31, 2001 compared with $432.4 million for the corresponding 2000 period. The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management strategy and to offset the decrease in the average balance of interest-bearing deposits during 2000.

         The average balance of interest-bearing deposits decreased $30.1 million, or 0.5%, to $6.31 billion for the three month period ended March 31, 2001 compared with $6.34 billion for the corresponding 2000 period. Within the interest-bearing deposit mix, the average balance of time deposits increased $49.2 million, or 1.0%, to $5.01 billion for the three month period ended March 31, 2001 compared with $4.96 billion for the corresponding 2000 period. The average balance of regular savings deposits decreased $42.7 million, or 5.3%, to $756.8 million for the three month period ended March 31, 2001 compared with $799.5 million for the corresponding 2000 period. The average balance of money market accounts decreased $33.7 million, or 7.0%, to $447.0 million for the three month period ended March 31, 2001 compared with $480.7 million for the corresponding 2000 period. The decrease in the average balance of interest-bearing deposits reflects the effect of the intense competition for deposits in the banking and financial services industry during 2000. The decrease also reflects our decision to use borrowed funds, which had a lower incremental cost in 2000 than our originated time deposit products.

         The increase in interest expense was also attributable to a 51 basis point increase in the annualized average cost of interest-bearing liabilities to 5.30% for the three month period ended March 31, 2001 from 4.79% for the three month period ended March 31, 2000. The annualized average cost of borrowed funds increased 13 basis points to 6.06% for the three month period ended March 31, 2001 compared with 5.93% for the corresponding 2000 period. The annualized average cost of interest-bearing deposits increased 42 basis points to 5.14% for the three month period ended March 31, 2001 compared with 4.72% for the corresponding 2000 period. Within the interest-bearing deposit mix, the annualized average cost of time deposits increased 55 basis points to 5.87% for the three month period ended March 31, 2001 compared with 5.32% for the corresponding 2000 period. The increase in the annualized average cost of borrowed funds and time deposits reflects the rising market interest rate environment in

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

2000, the fact that the majority of our time deposits reprice within one year, and the short-term borrowing strategy we employed during 2000. The increase in the annualized average cost of interest-bearing liabilities also reflects the larger percentage in our interest-bearing liability mix of borrowed funds which have higher annualized costs than our existing deposit portfolio. These increases were offset, in part, by decreases in the annualized average cost of other interest-bearing deposits due to our effort to manage the overall cost of funds. However, in the first quarter of 2001, general market interest rates have decreased. These reductions have created a significantly different interest rate environment than the one that existed at December 31, 2000. Although this decrease in general market rates is not reflected in our first quarter annualized average costs on interest-bearing liabilities, a continued lower interest rate environment may impact our interest expense in future periods.

           Net Interest Income. Net interest income increased $3.4 million, or 5.4%, to $66.8 million for the three month period ended March 31, 2001 compared with $63.4 million for the three month period ended March 31, 2000. This increase primarily reflects increases in the average balance of interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on average total interest-earning assets and the annualized average cost of average total interest-bearing liabilities, decreased 14 basis points to 1.87% for the three month period ended March 31, 2001 compared with 2.01% for the corresponding 2000 period. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 17 basis points to 2.80% for the three month period ended March 31, 2001 compared with 2.97% for the corresponding 2000 period. The decreases in the net interest rate spread and the net interest margin reflect the rising market interest rate environment in 2000, the fact that our interest-bearing liabilities reprice faster than our interest-earning assets, and a shift within interest-bearing liabilities to higher costing funds.

           Provision for Loan Losses. Our provision for loan losses for the three month period ended March 31, 2001 was $450,000, a decrease of $150,000, or 25.0%, compared with $600,000 for the three month period ended March 31, 2000. The allowance for loan losses increased $0.5 million, or 2.3%, to $22.6 million at March 31, 2001 from $22.1 million at December 31, 2000. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, increased $1.6 million, or 12.3%, to $14.6 million at March 31, 2001 from $13.0 million at December 31, 2000. Net loan charge-offs for the first quarter of 2001 were $6,000 compared with loan recoveries of $3,000 during the first quarter of 2000. The decrease in the provision for loan losses occurred in the third quarter of 2000 and reflects the overall stability of our asset quality. The increase in total non-performing loans primarily reflects the continuing growth of our portfolio.

           At March 31, 2001, the ratio of non-performing loans to total loans was 0.29% compared with 0.27% at December 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 155.0% at March 31, 2001 compared with 170.7% at December 31, 2000. The ratio of the allowance for loan losses to total loans was 0.45% at March 31, 2001 and December 31, 2000.

           Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, was $1.1 million for the three month periods ended March 31, 2001 and 2000.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


         Non-Interest Expense. Total non-interest expense increased $0.8 million, or 4.2%, to $19.7 million for the three month period ended March 31, 2001 compared with $18.9 million for the three month period ended March 31, 2000. The increase was primarily due to an increase in salaries and employee benefits of $1.0 million, or 8.4%, to $12.9 million for the three month period ended March 31, 2001 compared with $11.9 million for the corresponding 2000 period. The increase in salaries and employee benefits reflects routine salary increases and additional expense of our ESOP due to increases in the price of our common stock.

         Net occupancy expense increased $0.3 million, or 9.4%, to $3.5 million for the three month period ended March 31, 2001 compared with $3.2 million for the corresponding 2000 period primarily due to increases in rental expense and depreciation and amortization of banking premises and equipment due to the opening of four branches in 2000. Other expenses decreased $0.5 million, or 15.6%, to $2.7 million for the three month period ended March 31, 2001 compared with $3.2 million for the corresponding 2000 period primarily due to decreases in professional services which were incurred in 2000 related to our first full year as a public company.

         Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 29.1% for the first quarter of 2001 compared with 29.3% for the first quarter of 2000. Our ratio of annualized non-interest expense to average assets for the first quarter of 2001 was 0.83% compared with 0.88% for the first quarter of 2000. The decrease in these ratios reflects our efforts to control non-interest expense while growing assets consistent with our capital management strategy.

         Income Taxes. Income tax expense increased $0.3 million, or 1.8%, to $17.0 million for the three month period ended March 31, 2001 compared with $16.7 million for the corresponding 2000 period. Our effective tax rate for the first quarter of 2001 was 35.7% compared with 37.1% for the first quarter of 2000. The slight increase in income tax expense is due to the increase in income before income tax expense. The decrease in the effective tax rate reflects certain tax benefits attained from the formation and funding of a subsidiary of Hudson City Savings during 2000.

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

         Principal repayments on loans were $160.6 million during the first quarter of 2001 compared with $105.7 million for the corresponding 2000 period. Principal payments received on mortgage-backed securities totaled $268.3 million during the first quarter of 2001 compared to $147.3 million during the corresponding 2000 period. The increase in payments on loans and mortgage-backed securities reflects the growth of those portfolios, thus a larger base from which to receive payments, and the lower market interest rate environment during the first quarter of 2001 which caused an increase in prepayment activity. Calls of investment securities totaled $320.9 million during the first quarter of 2001. There were no calls in the first quarter of 2000. The higher amount of calls in the first quarter of 2001 was due to the lower interest rate environment during the first quarter of 2001.

         For each of the three month periods ended March 31, 2001 and 2000, we borrowed funds of $300.0 million, through the use of securities sold under agreements to repurchase. Principal payments on borrowed funds during the first quarter of 2001 were $100.0 million. There were no scheduled principal payments on borrowed funds during the first quarter of 2000. The net increase in borrowed funds during the first quarter of 2001 of $200.0 million was used to fund asset growth through our capital management strategy. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread. Borrowed funds scheduled to mature within one year were $500.0 million at March 31, 2001.

         Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, including equity markets, and other factors. We believe the increase in interest-bearing deposits is due in part to the recent volatility in the equity markets, our offering competitive rates on our time deposit products and consolidation within our industry. Time deposit accounts scheduled to mature within one year were $4.78 billion at March 31, 2001. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

         Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. We originated and purchased total loans of approximately $346.5 million during the first quarter of 2001 compared with $259.1 million during the corresponding 2000 period. The increase is primarily due to the lower market interest rate environment during the first quarter of 2001 which caused an increase in prepayments and refinancings. Additionally, to supplement our loan originations, we established late in 2000 a program to purchase a higher volume of first mortgage loans than in previous periods. Purchases of

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

mortgage-backed securities during the first quarter of 2001 were $582.7 million compared with $309.0 million during the first quarter of 2000. The increase in purchases of mortgage-backed securities is related to the increase in prepayment activity due to the lower market interest rate environment in the first quarter of 2001. This increase also reflects the investment of the proceeds of the calls of investment securities received during the first quarter of 2001. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During the first quarter of 2001 we purchased $7.5 million of FHLB common stock, which brings our total FHLB stock to $81.1 million, the amount we are currently required to hold.

         During the first quarter of 2001, the RRP purchased 14,500 shares of common stock at a cost of $293,000. As of December 31, 2000, the RRP had purchased all shares which were awarded at that time. The purchase in the first quarter of 2001 was due to additional awards made in 2001. Additional awards may require the purchase of additional shares of stock.

         Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other private transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first quarter of 2001, we purchased 7,429,100 shares of common stock at a cost of $149.2 million. A stock repurchase program did not exist in the first quarter of 2000. At March 31, 2001, there were 185,934 shares remaining to be repurchased under our stock repurchase program existing at that time. On April 12, 2001, the Board of Directors approved a third stock repurchase program authorizing Hudson City to repurchase up to 5,200,000 shares of our common stock.

         At March 31, 2001, Hudson City Savings had outstanding loan commitments to borrowers of approximately $163.2 million, commitments to purchase loans of $92.2 million and available home equity and overdraft lines of credit of approximately $65.4 million. There were commitments to purchase mortgage-backed securities at March 31, 2001 of $236.7 million. Additionally, by March 31, 2001, we had received notice of future calls of investment securities of approximately $14.0 million.

         Cash dividends declared and paid during the first quarter of 2001 were $10.6 million compared with $5.8 million during the first quarter of 2000. On April 12, 2001, the Board of Directors declared a quarterly cash dividend of eleven cents ($0.11) per common share. The dividend is payable on June 1, 2001 to stockholders of record at the close of business on May 11, 2001.

         We do not anticipate any material capital expenditures nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         At March 31, 2001, we exceeded each of the applicable regulatory capital requirements of the FRB and the FDIC. The following table presents the regulatory ratios of Hudson City Savings Bank and Hudson City Bancorp.


                                                                              Regulatory Requirements
                                                           --------------------------------------------------------

                                     Actual at                  Minimum Capital               Classification as
                                  March 31, 2001                   Adequacy                   Well-Capitalized
                           ---------------------------     ------------------------      --------------------------
                                Amount            Ratio        Amount          Ratio         Amount          Ratio
                           -------------        ------     ------------      ------      ----------         -------
                                                                        (Dollars in thousands)
Bank
--------
Leverage (Tier 1)
        capital..........  $   1,284,497        13.48%     $    381,036       4.00%      $  476,295          5.00%
Risk-based capital:
        Tier 1...........      1,284,497        41.73           123,136       4.00          184,704          6.00
        Total............      1,307,085        42.46           246,272       8.00          307,840         10.00

Bancorp
--------
Leverage (Tier 1)
        capital.........   $   1,341,179        14.08%     $    381,042       4.00%      $  476,302          5.00%
Risk-based capital:
        Tier 1...........      1,341,179        43.57           123,136       4.00          184,704          6.00
        Total............      1,363,767        44.30           246,272       8.00          307,840         10.00



Item 3. - Quantitative and Qualitative Disclosures About Market Risk

         Quantitative and qualitative disclosure about market risk is presented as of December 31, 2000 in Hudson City Bancorp's Annual Report on Form 10-K. The following is an update of the discussion provided therein.

         General. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, concentrated in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first quarter of 2001 and did not have any such hedging transactions in place at March 31, 2001. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


         Interest Rate Risk Compliance. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2000. The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2001. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.


                                                                                                     PRESENT VALUE OF EQUITY
                                                                                                      AS PERCENT OF PRESENT
                                          PRESENT VALUE OF EQUITY                                        VALUE OF ASSETS
                     -------------------------------------------------------------------     --------------------------------------
   CHANGE IN               DOLLAR                   DOLLAR                 PERCENT             PRESENT VALUE            PERCENT
INTEREST RATES             AMOUNT                   CHANGE                  CHANGE                 RATIO                 CHANGE
-------------------  --------------------     --------------------     -----------------     -----------------     ----------------
(BASIS POINTS)                               (DOLLARS IN THOUSANDS)

            200      $         1,197,280      $        (365,941)             (23.41)%                 13.02%              (18.88)%
            150                1,299,543               (263,678)             (16.87)                  13.93               (13.21)
            100                1,399,330               (163,891)             (10.48)                  14.78                (7.91)
             50                1,489,726                (73,495)              (4.70)                  15.51                (3.36)
              0                1,563,221                      -                -                      16.05                 -
            (50)               1,574,180                 10,959                0.70                   16.04                (0.06)
           (100)               1,549,243                (13,978)              (0.89)                  15.72                (2.06)
           (150)               1,521,777                (41,444)              (2.65)                  15.38                (4.17)
           (200)               1,483,694                (79,527)              (5.09)                  14.94                (6.92)




         GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2001 which we anticipate to reprice or mature in each of the future time periods shown. We have excluded non-accrual loans of $9,668,000 from the table. This table is prepared in a similar manner as at December 31, 2000. The decrease in our negative one-year gap to negative 19.4% at March 31, 2001 from negative 21.0% at December 31, 2000 is primarily due to maturing borrowed funds being refinanced longer-term and the overall growth in our assets during the first quarter of 2001.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                                                                              AT MARCH 31, 2001
                                               ----------------------------------------------------------------------------------
                                                                MORE THAN SIX     MORE THAN ONE   MORE THAN TWO      MORE THAN
                                               SIX MONTHS OR    MONTHS TO ONE      YEAR TO TWO       YEARS TO      THREE YEARS TO
                                                    LESS             YEAR             YEARS        THREE YEARS       FIVE YEARS
                                                -----------      -----------      -----------      -----------      -----------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
      First mortgage loans .................    $   429,123      $   418,124      $   532,275      $   500,973      $   700,904
      Consumer and other loans .............         29,411              657            2,130            4,395           19,086
      Federal funds sold ...................        174,900             --               --               --               --
      Mortgage-backed securities ...........      1,280,578        1,244,597          189,329          138,375          119,788
      FHLB  stock ..........................         81,149             --               --               --               --
      Investment securities ................         14,901               50              709          111,200          219,079
                                                -----------      -----------      -----------      -----------      -----------
          Total interest-earning assets ....      2,010,062        1,663,428          724,443          754,943        1,058,857
                                                -----------      -----------      -----------      -----------      -----------

Interest-bearing liabilities:
      Savings accounts .....................         19,946           21,951          190,036          228,043          152,029
      Interest-bearing demand accounts .....          2,333            2,333           23,331           27,997           18,665
      Money market accounts ................        107,189          107,189          112,986          114,274            5,153
      Time deposits ........................      3,676,473        1,104,031          274,505           22,530           10,632
      Borrowed funds .......................        300,000          200,000             --               --            100,000
                                                -----------      -----------      -----------      -----------      -----------
          Total interest-bearing liabilities      4,105,941        1,435,504          600,858          392,844          286,479
                                                -----------      -----------      -----------      -----------      -----------


Interest rate sensitivity gap ..............    $(2,095,879)     $   227,924      $   123,585      $   362,099      $   772,378
                                                ===========      ===========      ===========      ===========      ===========


Cumulative interest rate sensitivity
      gap ..................................    $(2,095,879)     $(1,867,955)     $(1,744,370)     $(1,382,271)     $  (609,893)
                                                ===========      ===========      ===========      ===========      ===========


Cumulative interest rate sensitivity gap
      as a percent of total assets .........         (21.79)%         (19.42)%         (18.14)%         (14.37)%          (6.34)%

Cumulative interest-earning assets
      as a percent of interest-bearing
      liabilities ..........................          48.95%           66.29%           71.60%           78.85%           91.06%



                                               ----------------------------
                                               MORE THAN FIVE
                                                   YEARS            TOTAL
                                               --------------   -----------
Interest-earning assets:
      First mortgage loans .................    $ 2,314,327     $ 4,895,726
      Consumer and other loans .............         97,178         152,857
      Federal funds sold ...................           --           174,900
      Mortgage-backed securities ...........        603,752       3,576,419
      FHLB  stock ..........................           --            81,149
      Investment securities ................        215,828         561,767
                                                -----------       ---------
          Total interest-earning assets ....      3,231,085       9,442,818
                                                -----------       ---------

Interest-bearing liabilities:
      Savings accounts .....................        152,028         764,033
      Interest-bearing demand accounts .....         18,666          93,325
      Money market accounts ................          5,152         451,943
      Time deposits ........................           --         5,088,171
      Borrowed funds .......................        850,000       1,450,000
                                                -----------       ---------
          Total interest-bearing liabilities      1,025,846       7,847,472
                                                -----------       ---------

Interest rate sensitivity gap ..............    $ 2,205,239     $ 1,595,346
                                                ===========       =========

Cumulative interest rate sensitivity
      gap ..................................    $ 1,595,346
                                                ===========

Cumulative interest rate sensitivity gap
      as a percent of total assets .........          16.59%

Cumulative interest-earning assets
      as a percent of interest-bearing
      liabilities ..........................         120.33%


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


Item 2. - Changes in Securities and Use of Proceeds
                  Not applicable.


Item 3. - Defaults Upon Senior Securities
                  Not applicable.


Item 4. - Submission of Matters to a Vote of Security Holders

         No matter was submitted during the quarter ended March 31, 2001 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.


Item 5. - Other Information
                  Not applicable.


Item 6. - Exhibits and Reports on Form 8-K
                  (a) Not applicable
                  (b) On February 9, 2001, Hudson City Bancorp, Inc. (the "Company") filed a report on Form 8-K reporting that the Company, the holding company for Hudson City Savings Bank, a New Jersey chartered stock savings bank (the "Bank"), issued a news release announcing that Mr. Leonard S. Gudelski will step down as Chief Executive Officer of both the Company and the Bank, effective December 31, 2001. Mr. Gudelski will continue to be employed as Chairman of the Board of Directors of both the Company and the Bank. Mr. Ronald E. Hermance, Jr., the current President and Chief Operating Officer of both the Company and the Bank, has been appointed by the Board of Directors of both the Company and the Bank to succeed Mr. Gudelski as Chief Executive Officer of the Company and the Bank, effective as of December 31, 2001.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Hudson City Bancorp, Inc.

Date: May 11, 2001                     By:  /s/ Leonard S. Gudelski
                                         ---------------------------------------
                                            Leonard S. Gudelski
                                            Chairman and Chief Executive Officer




Date: May 11, 2001                     By:  /s/ Ronald E. Hermance, Jr.
                                         ---------------------------------------
                                           Ronald E. Hermance, Jr.
                                           President and Chief Operating Officer