Form 10-Q
period 2001-06-30
HUDSON CITY BANCORP INC
filed 2001-08-10
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


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


                                 Yes [X]  No [ ]


         As of August 7, 2001, the registrant had 100,766,500 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 61,288,300 shares were held by Hudson City, MHC, the registrant's mutual holding company and 39,478,200 shares were held by the public and directors, officers and employees of the registrant.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                               Contents of Report

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I - FINANCIAL INFORMATION

              Item 1. - Financial Statements

                       Consolidated Statements of Financial Condition -
                       June 30, 2001 (Unaudited) and December 31, 2000 ...........................           3

                       Consolidated Statements of Income (Unaudited) - For the three and six
                       months ended June 30, 2001 and 2000 .......................................           4

                       Consolidated Statements of Cash Flows (Unaudited) - For the six months
                       ended June 30, 2001 and 2000 ..............................................           5

                       Notes to Consolidated Financial Statements ................................           6

              Item 2. - Management's Discussion and Analysis of Financial Condition and Results of
              Operations .........................................................................           9

              Item 3. - Quantitative and Qualitative Disclosures About Market Risk ...............          23


PART II - OTHER INFORMATION

              Item 1. - Legal Proceedings ........................................................          26

              Item 2. - Changes in Securities and Use of Proceeds ................................          26

              Item 3. - Defaults Upon Senior Securities ..........................................          26

              Item 4. - Submission of Matters to a Vote of Security Holders ......................          26

              Item 5. - Other Information ........................................................          27

              Item 6. - Exhibits and Reports on Form 8-K .........................................          27


SIGNATURES .......................................................................................          28


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

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         JUNE 30,            DECEMBER 31,
                                                                                           2001                  2000
                                                                                           ----                  ----
                                                                                        (UNAUDITED)
                                                                                                  (IN THOUSANDS)
ASSETS
Cash and due from banks ........................................................        $     79,367         $    65,411
Federal funds sold .............................................................              46,100             121,700
                                                                                        ------------         -----------
                Total cash and cash equivalents ................................             125,467             187,111

Investment securities held to maturity, market value of $1,468 at
       June 30, 2001 and $1,496 at December 31, 2000 ...........................               1,446               1,481

Investment securities available for sale, at market value ......................             241,446             876,667

Federal Home Loan Bank of New York stock .......................................              81,149              73,629

Mortgage-backed securities held to maturity, market value of
       $4,004,018 at June 30, 2001 and $3,287,504 at December 31, 2000 .........           3,959,924           3,262,035

Mortgage-backed securities available for sale, at market value .................             148,641                  --

Loans ..........................................................................           5,389,295           4,872,740
       Less:
           Deferred loan fees ..................................................              11,087               9,555
           Allowance for loan losses ...........................................              23,036              22,144
                                                                                        ------------         -----------
                Net loans ......................................................           5,355,172           4,841,041

Foreclosed real estate, net ....................................................                 826                 438
Accrued income receivable ......................................................              58,596              62,260
Banking premises and equipment, net ............................................              30,259              31,309
Other assets ...................................................................              40,875              44,402
                                                                                        ------------         -----------
                Total Assets ...................................................        $ 10,043,801         $ 9,380,373
                                                                                        ============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Interest-bearing ........................................................        $  6,531,439         $ 6,271,944
       Noninterest-bearing .....................................................             379,700             332,177
                                                                                        ------------         -----------
                Total deposits .................................................           6,911,139           6,604,121

Borrowed funds .................................................................           1,750,000           1,250,000

Accrued expenses and other liabilities .........................................              68,601              61,683
                                                                                        ------------         -----------
                Total liabilities ..............................................           8,729,740           7,915,804
                                                                                        ------------         -----------
Common stock, $0.01 par value, 800,000,000 shares authorized; 115,638,300 shares issued, 102,377,800 shares outstanding at June 30, 2001,
       111,999,300 shares outstanding at December 31, 2000 .....................               1,156               1,156

Additional paid-in capital .....................................................             526,502             526,718

Retained earnings ..............................................................           1,124,181           1,084,157

Treasury stock, at cost; 13,260,500 shares at June 30, 2001 and
       3,639,000 shares at December 31, 2000 ...................................            (261,373)            (65,011)

Unallocated common stock held by the employee stock ownership plan .............             (54,416)            (55,396)

Unearned common stock held by the recognition and retention plan ...............             (22,407)            (23,958)

Accumulated other comprehensive income (loss), net of tax ......................                 418              (3,097)
                                                                                        ------------         -----------
                Total stockholders' equity .....................................           1,314,061           1,464,569
                                                                                        ------------         -----------
                Total Liabilities and Stockholders' Equity .....................        $ 10,043,801         $ 9,380,373
                                                                                        ============         ===========

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,                 ENDED JUNE 30,
                                                                            --------------                 --------------
                                                                         2001            2000           2001            2000
                                                                         ----            ----           ----            ----
                                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                                (UNAUDITED)
Interest and Dividend Income:
      Interest and fees on first mortgage loans ...............        $ 92,220        $ 79,950        $180,931        $156,763
      Interest and fees on consumer and other loans ...........           3,040           2,544           6,047           4,810
      Interest on mortgage-backed securities held to maturity .          63,447          52,962         123,296         103,012
      Interest on mortgage-backed securities available for sale             526              --             526              --
      Interest on investment securities held to maturity:
          Taxable .............................................              17              18              34              34
          Exempt from federal taxes ...........................               6               6              12              13
      Interest on investment securities available
           for sale-taxable ...................................           5,804          13,698          18,496          27,354
      Dividends on Federal Home Loan Bank
           of New York stock ..................................           1,179              94           2,471              94
      Interest on federal funds sold ..........................           1,388           1,110           3,115           2,359
                                                                       --------        --------        --------        --------
             Total interest and dividend income ...............         167,627         150,382         334,928         294,439
                                                                       --------        --------        --------        --------

Interest Expense:
      Interest on deposits ....................................          77,378          76,718         157,260         151,025
      Interest on borrowed funds ..............................          22,519          10,180          43,145          16,558
                                                                       --------        --------        --------        --------
             Total interest expense ...........................          99,897          86,898         200,405         167,583
                                                                       --------        --------        --------        --------
                Net interest income ...........................          67,730          63,484         134,523         126,856

Provision for loan losses .....................................             450             600             900           1,200
                                                                       --------        --------        --------        --------

                Net interest income after provision
                     for loan losses ..........................          67,280          62,884         133,623         125,656
                                                                       --------        --------        --------        --------
Non-Interest Income:
      Service charges and other income ........................           1,220           1,186           2,272           2,286
                                                                       --------        --------        --------        --------
             Total non-interest income ........................           1,220           1,186           2,272           2,286
                                                                       --------        --------        --------        --------

Non-Interest Expense:
      Salaries and employee benefits ..........................          12,882          12,165          25,823          24,057
      Net occupancy expense ...................................           3,345           3,309           6,808           6,518
      Federal deposit insurance assessment ....................             317             355             646             721
      Computer and related services ...........................             230             194             480             414
      Other expense ...........................................           3,744           3,950           6,483           7,127
                                                                       --------        --------        --------        --------
             Total non-interest expense .......................          20,518          19,973          40,240          38,837
                                                                       --------        --------        --------        --------

                Income before income tax expense ..............          47,982          44,097          95,655          89,105

Income tax expense ............................................          17,061          15,149          34,057          31,851
                                                                       --------        --------        --------        --------

                Net income ....................................        $ 30,921        $ 28,948        $ 61,598        $ 57,254
                                                                       ========        ========        ========        ========

Basic earnings per share ......................................        $   0.32        $   0.26        $   0.61        $   0.52
                                                                       ========        ========        ========        ========

Diluted earnings per share ....................................        $   0.31        $   0.26        $   0.60        $   0.52
                                                                       ========        ========        ========        ========

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                                  --------
                                                                                           2001               2000
                                                                                           ----               ----
                                                                                                (IN THOUSANDS)
Cash Flows from Operating Activities:
       Net income ..............................................................        $    61,598         $  57,254
       Adjustments to reconcile net income to net cash provided
       by operating activities:
             Depreciation, accretion and amortization expense ..................              1,558             4,133
             Provision for loan losses .........................................                900             1,200
             Allocation of shares for employee benefit plans ...................              4,022             3,219
             Deferred tax expense ..............................................             (1,795)           (2,350)
             Net proceeds from sale of foreclosed real estate ..................                364               476
             Decrease (increase) in accrued interest receivable ................              3,664            (5,981)
             Decrease (increase) in other assets ...............................              3,167            (3,914)
             Increase in accrued expenses and other liabilities ................              6,918             5,118
                                                                                        -----------         ---------
Net Cash Provided by Operating Activities ......................................             80,396            59,155
                                                                                        -----------         ---------

Cash Flows from Investing Activities:
       Net increase in loans ...................................................           (257,156)         (302,894)
       Purchases of loans ......................................................           (257,533)          (35,854)
       Principal collection of mortgage-backed securities held to maturity .....            726,979           320,529
       Purchases of mortgage-backed securities held to maturity ................         (1,425,606)         (401,514)
       Principal collection of mortgage-backed securities available for sale ...              2,495                --
       Purchases of mortgage-backed securities available for sale ..............           (150,867)               --
       Proceeds from maturities and calls of investment securities held to
         maturity...............................................................                 35               150
       Purchases of investment securities held to maturity .....................                 --              (252)
       Proceeds from maturities and calls of investment securities available for
         sale...................................................................            640,602               350
       Purchases of investment securities available for sale ...................                 --           (25,000)
       Purchases of Federal Home Loan Bank of New York stock ...................             (7,520)          (20,000)
       Purchases of premises and equipment, net ................................               (844)           (2,555)
                                                                                        -----------         ---------
Net Cash Used in Investment Activities .........................................           (729,415)         (467,040)
                                                                                        -----------         ---------
Cash Flows from Financing Activities:
       Net increase (decrease) in deposits .....................................            307,018           (62,602)
       Proceeds from borrowed funds ............................................            750,000           750,000
       Principal payments on borrowed funds ....................................           (250,000)         (300,000)
       Dividends paid ..........................................................            (21,574)          (13,852)
       Purchases of stock by the employee stock ownership plan .................                 --           (35,244)
       Purchases of stock by the recognition and retention plan ................             (1,163)          (28,638)
       Purchases of treasury stock .............................................           (198,413)           (7,210)
       Exercise of stock options ...............................................              1,507                --
                                                                                        -----------         ---------
Net Cash Provided by Financing Activities ......................................            587,375           302,454
                                                                                        -----------         ---------

Net Decrease in Cash and Cash Equivalents ......................................            (61,644)         (105,431)

Cash and Cash Equivalents at Beginning of Period ...............................            187,111           200,839
                                                                                        -----------         ---------

Cash and Cash Equivalents at End of Period .....................................        $   125,467         $  95,408
                                                                                        ===========         =========

Supplemental Disclosures:
       Interest paid ...........................................................        $   197,296         $ 163,422
                                                                                        ===========         =========

       Income taxes paid .......................................................        $    31,591         $  40,830
                                                                                        ===========         =========

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

         In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001. Certain information and note disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp's audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp's December 31, 2000 Annual Report on Form 10-K.

         Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $747,000 and $766,000 for the six month periods ended June 30, 2001 and 2000, respectively, did not result in cash receipts or cash payments.


2. - COMPREHENSIVE INCOME

         Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized holding gains and losses on securities available for sale, net of tax.

         Total comprehensive income during the periods indicated is as follows.

                                                        FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                           ENDED JUNE 30,                       ENDED JUNE 30,
                                                           --------------                       --------------
                                                        2001           2000                  2001           2000
                                                        ----           ----                  ----           ----
                                                                              (IN THOUSANDS)
Net income ...............................             $30,921        $28,948               $61,598        $57,254
Other comprehensive income:
     Unrealized holding gain on securities
         available for sale, net of tax ..                 709            743                 3,515          2,036
                                                       -------        -------               -------        -------

Total comprehensive income ...............             $31,630        $29,691               $65,113        $59,290
                                                       =======        =======               =======        =======

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. - EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                              FOR THE THREE MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------------------------
                                                     2001                                      2000
                                     -----------------------------------       ------------------------------------
                                                                   PER                                         PER
                                                                  SHARE                                       SHARE
                                     INCOME         SHARES        AMOUNT       INCOME         SHARES          AMOUNT
                                     ------         ------        ------       ------         ------          ------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income .................        $30,921                                    $28,948
                                    =======                                    =======

Basic earnings per share:
       Income available to
       common stockholders .        $30,921         97,931        $  0.32      $28,948        109,415        $  0.26
                                                                  =======                                    =======
Effect of dilutive common
       stock equivalents ...             --          1,461                          --            407
                                    -------         ------                     -------        -------
Diluted earnings per share:
       Income available to
       common stockholders .        $30,921         99,392        $  0.31      $28,948        109,822        $  0.26
                                    =======         ======        =======      =======        =======        =======


                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                    -------------------------------------------------------------------------------
                                                      2001                                      2000
                                    -------------------------------------       -----------------------------------
                                                                    PER                                        PER
                                                                   SHARE                                      SHARE
                                    INCOME           SHARES        AMOUNT       INCOME         SHARES         AMOUNT
                                    ------           ------        ------       ------         ------         ------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income .................        $61,598                                     $57,254
                                    =======                                     =======

Basic earnings per share:
       Income available to
       common stockholders .        $61,598         100,940        $  0.61      $57,254        110,839        $  0.52
                                                                   =======                                    =======

Effect of dilutive common
       stock equivalents ...             --           1,360                          --            129
                                    -------         -------                     -------        -------

Diluted earnings per share:
       Income available to
       common stockholders .        $61,598         102,300        $  0.60      $57,254        110,968        $  0.52
                                    =======         =======        =======      =======        =======        =======


4. - SUBSEQUENT EVENT

         On July 12, 2001, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of twelve cents ($0.12) per common share outstanding. The dividend is payable on September 4, 2001 to shareholders of record at the close of business on August 10, 2001.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


5. - RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill.

         SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

         SFAS No. 142 requires that after June 30, 2001, goodwill and any intangible asset determined to have an indefinite useful life will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

         We are required to adopt the provisions of SFAS No. 141 immediately. The initial adoption of SFAS No. 141 had no impact on our consolidated financial statements. We are required to adopt SFAS No. 142 effective January 1, 2002. We currently have no recorded goodwill or intangible assets and do not anticipate that the initial adoption of SFAS No. 142 will have a significant impact on our consolidated financial statements.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

         Our total assets increased $663.4 million, or 7.1%, to $10.04 billion at June 30, 2001 from $9.38 billion at December 31, 2000. This increase was generally reflected in increases in mortgage loans and mortgage-backed securities.

         Loans increased $516.6 million, or 10.6%, to $5.39 billion at June 30, 2001 from $4.87 billion at December 31, 2000. For the six month periods ended June 30, 2001 and 2000, we originated and purchased first mortgage loans of approximately $976.1 million and $538.2 million, respectively. These originations and purchases were concentrated in one-to four-family residential mortgage loans. The increase in originations and purchases is primarily due to the lower market interest rate environment during the first six months of 2001 which caused an increase in prepayments and refinancings. To supplement our loan originations, we established late in 2000 a program to purchase a higher volume of first mortgage loans which resulted in $257.5 million of loan purchases during the first six months of 2001. We also originated, for the six month periods ended June 30, 2001 and 2000, home equity loans of approximately $31.8 million and $36.5 million, respectively.

         Mortgage-backed securities increased $846.5 million, or 26.0%, to $4.11 billion at June 30, 2001 from $3.26 billion at December 31, 2000. Investment securities available for sale decreased $635.3 million, or 72.5%, to $241.4 million at June 30, 2001 from $876.7 million at December 31, 2000. The increase in mortgage-backed securities was primarily due to the reinvestment of $640.6 million of calls of investment securities into adjustable-rate or higher yielding fixed-rate mortgage-backed securities during the first six months of 2001. The large amount of calls of investment securities was due to the lower interest rate environment which existed during the first six months of 2001.

         Federal funds sold decreased $75.6 million, or 62.1%, to $46.1 million at June 30, 2001 from $121.7 million at December 31, 2000. The higher levels of federal funds sold at December 31, 2000 and the end of the prior quarter resulted from calls of investment securities at the end of those periods. The balance was reduced at June 30, 2001 due to reinvestment into higher yielding instruments. Federal Home Loan Bank of New York ("FHLB") stock increased $7.5 million to $81.1 million at June 30, 2001, which is the amount of stock we are currently required to hold. These increases in interest-earning assets continue to reflect our emphasis on the origination and purchase of one-to four-family mortgage loans supplemented by the purchase of mortgage-backed securities.

         At June 30, 2001, total liabilities were $8.73 billion, an increase of 10.3%, or $813.9 million, compared with $7.92 billion at December 31, 2000. Borrowed funds, consisting entirely of securities sold under agreements to repurchase, increased $500.0 million, or 40.0%, to $1.75 billion at June 30, 2001 from $1.25 billion at December 31, 2000. Total deposits increased $307.0 million, or 4.7%, to $6.91 billion at June 30, 2001 from $6.60 billion at December 31, 2000. Interest-bearing deposits increased $259.5 million, or 4.1%, to $6.53 billion at June 30, 2001 from $6.27 billion at December 31, 2000. The increase in interest-bearing deposits was primarily due to a $236.8 million, or 4.8%, increase in time deposits to $5.21 billion at June 30, 2001 from $4.97 billion at December 31, 2000. Noninterest-bearing deposits increased $47.5 million, or 14.3%, to $379.7 million at June 30, 2001 from $332.2 million at December 31, 2000.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q


         The increase in borrowed funds and total deposits was primarily used to fund asset growth and repurchase our common stock which was consistent with our capital management strategy. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread. We believe the increase in interest-bearing deposits is due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products and consolidation within our industry. The increase in noninterest-bearing deposits primarily reflected an increase in outstanding official checks.

         Accrued expenses and other liabilities increased $6.9 million, or 11.2%, to $68.6 million at June 30, 2001 from $61.7 million at December 31, 2000. This increase was primarily due to an increase in accrued interest payable due to the growth of our borrowed funds.

         Total stockholders' equity decreased $150.5 million, or 10.3%, to $1.31 billion at June 30, 2001 from $1.46 billion at December 31, 2000. Hudson City repurchased 9,730,100 shares of common stock during the first six months of 2001, which decreased stockholders' equity by $198.4 million. Offsetting the effect of repurchases on stockholders' equity was net income of $61.6 million for the six month period ended June 30, 2001 and an increase in accumulated other comprehensive income of $3.5 million. This increase was due to increases in the market values of our investment securities available for sale due to the lower interest rate environment. The declaration of cash dividends to common stockholders during the first six months of 2001 decreased stockholders' equity by $21.6 million. Also, 108,600 options were exercised in the first six months of 2001 which increased stockholders' equity $1.5 million. Additionally, we purchased 57,418 shares of common stock for the recognition and retention plan during the first six months of 2001 which decreased stockholders' equity $1.2 million.

         At June 30, 2001, the ratio of total stockholders' equity to total assets was 13.08% compared with 15.61% at December 31, 2000. For the six month period ended June 30, 2001, the ratio of average stockholders' equity to average assets was 14.26% compared with 16.35% for the year ended December 31, 2000. Stockholders' equity per common share was $13.57 at June 30, 2001 compared with $13.78 at December 31, 2000. The decrease in these ratios is primarily due to the decrease in stockholders' equity as discussed above.

         Average Balance Sheets. The tables on the following pages present certain information regarding Hudson City Bancorp's financial condition and net interest income for the three and six month periods ended June 30, 2001 and 2000. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earnings assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees which we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                              FOR THE THREE MONTHS ENDED JUNE 30,
                                                          -------------------------------------------------------------------------
                                                                         2001                                    2000
                                                          ------------------------------------   ----------------------------------
                                                                                     AVERAGE                                AVERAGE
                                                           AVERAGE                   YIELD/        AVERAGE                   YIELD/
                                                           BALANCE      INTEREST      COST         BALANCE      INTEREST      COST
                                                           -------      --------      ----         -------      --------      ----
                                                                                    (DOLLARS IN THOUSANDS)
                                                                                          (UNAUDITED)
ASSETS:
Interest-earnings assets:
     First mortgage loans, net (1) ...................  $  5,011,716     $ 92,220       7.36%  $   4,370,069  $    79,950      7.32%
     Consumer and other loans ........................       155,095        3,040       7.84         126,396        2,544      8.05
     Federal funds sold ..............................       129,900        1,388       4.29          71,611        1,110      6.23
     Mortgage-backed securities ......................     3,843,488       63,973       6.66       3,206,801       52,962      6.61
     Federal Home Loan Bank of New York stock ........        81,149        1,179       5.81           5,495           94      6.84
     Investment securities ...........................       367,400        5,827       6.34         883,379       13,722      6.21
                                                          -----------   ----------               ------------   ----------
         Total interest-earning assets ...............     9,588,748      167,627       6.99       8,663,751      150,382      6.94
                                                                        ----------                              ----------

Noninterest-earnings assets ..........................       196,650                                 145,979
                                                          -----------                            ------------
         Total Assets ................................  $  9,785,398                           $   8,809,730
                                                          ===========                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings accounts ................................  $    767,155        4,431       2.32   $     791,230        4,982      2.53
     Interest-bearing demand accounts ................        92,639          379       1.64          97,124          517      2.14
     Money market accounts ...........................       450,265        2,675       2.38         467,945        3,109      2.67
     Time deposits ...................................     5,131,784       69,893       5.46       4,942,661       68,110      5.54
                                                          -----------   ----------               ------------   ----------
         Total interest-bearing deposits .............     6,441,843       77,378       4.82       6,298,960       76,718      4.90
     Borrowed funds ..................................     1,575,824       22,519       5.73         670,330       10,180      6.11
                                                          -----------   ----------               ------------   ----------
         Total interest-bearing liabilities ..........     8,017,667       99,897       5.00       6,969,290       86,898      5.01
                                                          -----------   ----------               ------------   ----------

Noninterest-bearing liabilities:
     Noninterest-bearing deposits ....................       357,618                                 321,791
     Other noninterest-bearing liabilities ...........        83,104                                  71,473
                                                          -----------                            ------------
         Total noninterest-bearing liabilities .......       440,722                                 393,264
                                                          -----------                            ------------

     Total liabilities ...............................     8,458,389                               7,362,554
     Stockholders' equity ............................     1,327,009                               1,447,176
                                                          -----------                            ------------
         Total Liabilities and Stockholders' Equity ..  $  9,785,398                           $   8,809,730
                                                          ===========                            ============

Net interest income/net interest rate spread (2) .....                    $67,730       1.99%                 $    63,484      1.93%
                                                                        ==========                              ==========

Net interest-earning assets/net interest margin (3) ..  $  1,571,081                    2.81%  $   1,694,461                   2.91%
                                                          ===========                            ============

Ratio of interest-earning assets to
     interest-bearing liabilities ....................                                  1.20X                                  1.24X

------------
(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) We determined net interest spread by subtracting the annualized weighted average cost of average interest-bearing liabilities from the annualized weighted average yield on average interest-earning assets.

(3) We determined net interest margin by dividing annualized net interest income by average interest-earning assets.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                          -------------------------------------------------------------------------
                                                                         2001                                    2000
                                                          ------------------------------------   ----------------------------------
                                                                                     AVERAGE                                AVERAGE
                                                           AVERAGE                   YIELD/        AVERAGE                   YIELD/
                                                           BALANCE      INTEREST      COST         BALANCE      INTEREST      COST
                                                           -------      --------      ----         -------      --------      ----
                                                                                    (DOLLARS IN THOUSANDS)
                                                                                          (UNAUDITED)
ASSETS:
Interest-earnings assets:
     First mortgage loans, net (1) ...................  $  4,882,155     $180,931       7.41%  $   4,302,951  $   156,763      7.29%
     Consumer and other loans ........................       153,035        6,047       7.90         120,322        4,810      8.00
     Federal funds sold ..............................       131,172        3,115       4.79          80,851        2,359      5.87
     Mortgage-backed securities ......................     3,629,578      123,822       6.82       3,182,050      103,012      6.47
     Federal Home Loan Bank of New York stock ........        77,659        2,471       6.36           2,747           94      6.84
     Investment securities ...........................       591,589       18,542       6.27         881,104       27,401      6.22
                                                          -----------   ----------               ------------   ----------
         Total interest-earning assets ...............     9,465,188      334,928       7.08       8,570,025      294,439      6.87
                                                                        ----------                              ----------

Noninterest-earnings assets ..........................      189,717                                 145,598
                                                          -----------                            ------------
         Total Assets ................................  $  9,654,905                           $   8,715,623
                                                          ===========                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings accounts ................................  $    762,000        8,752       2.32   $     795,383       10,022      2.53
     Interest-bearing demand accounts ................        93,245          752       1.63          96,906        1,024      2.12
     Money market accounts ...........................       448,639        5,311       2.39         474,338        6,310      2.68
     Time deposits ...................................     5,071,138      142,445       5.66       4,951,619      133,669      5.43
                                                          -----------   ----------               ------------   ----------
         Total interest-bearing deposits .............     6,375,022      157,260       4.97       6,318,246      151,025      4.81
     Borrowed funds ..................................     1,478,729       43,145       5.88         551,374       16,558      6.04
                                                          -----------   ----------               ------------   ----------
         Total interest-bearing liabilities ..........     7,853,751      200,405       5.15       6,869,620      167,583      4.91
                                                          -----------   ----------               ------------   ----------

Noninterest-bearing liabilities:
     Noninterest-bearing deposits ....................       342,800                                 316,715
     Other noninterest-bearing liabilities ...........        81,769                                  72,479
                                                          -----------                            ------------
        Total noninterest-bearing liabilities ........       424,569                                 389,194
                                                          -----------                            ------------

     Total liabilities ...............................     8,278,320                               7,258,814
     Stockholders' equity ............................     1,376,585                               1,456,809
                                                          -----------                            ------------
       Total Liabilities and Stockholders' Equity ...   $  9,654,905                           $   8,715,623
                                                          ===========                            ============

Net interest income/net interest rate spread (2) .....                   $134,523       1.93%                 $   126,856      1.96%
                                                                        ==========                              ==========

Net interest-earning assets/net interest margin (3) ..  $  1,611,437                    2.81%  $   1,700,405                   2.94%
                                                          ===========                            ============

Ratio of interest-earning assets to
     interest-bearing liabilities ....................                                  1.21X                                  1.25X


------------
(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) We determined net interest spread by subtracting the annualized weighted average cost of average interest-bearing liabilities from the annualized weighted average yield on average interest-earning assets.

(3) We determined net interest margin by dividing annualized net interest income by average interest-earning assets.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
2000

         General. Net income was $30.9 million for the three month period ended June 30, 2001, an increase of $2.0 million, or 6.9%, from net income of $28.9 million for the three month period ended June 30, 2000. Basic and diluted earnings per common share were $0.32 and $0.31, respectively, for the quarter ended June 30, 2001. Basic and diluted earnings per common share were $0.26 for the quarter ended June 30, 2000. Our annualized return on average assets for the three month period ended June 30, 2001 was 1.26% compared with 1.31% for the three month period ended June 30, 2000. Our annualized return on average equity for the three month period ended June 30, 2001 was 9.32% compared with 8.00% for the three month period ended June 30, 2000. The increase in the annualized return on average equity reflects the growth in net income and the decrease in stockholders' equity.

         Interest Income. Total interest income increased $17.2 million, or 11.4%, to $167.6 million for the three month period ended June 30, 2001 compared with $150.4 million for the corresponding 2000 period. The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $925.0 million, or 10.7%, to $9.59 billion for the three month period ended June 30, 2001 compared with $8.66 billion for the three month period ended June 30, 2000. This increase was primarily attributable to a $641.6 million, or 14.7%, increase in the average balance of first mortgage loans, net to $5.01 billion for the three month period ended June 30, 2001 compared with $4.37 billion for the corresponding 2000 period. The average balance of consumer and other loans increased $28.7 million, or 22.7%, to $155.1 million for the three month period ended June 30, 2001 compared with $126.4 million for the corresponding 2000 period. The average balance of mortgage-backed securities increased $636.7 million, or 19.8%, to $3.84 billion for the three month period ended June 30, 2001 compared with $3.21 billion for the corresponding 2000 period. These increases were offset in part by a decrease in the average balance of investment securities for the three month period ended June 30, 2001 of $516.0 million, or 58.4%, to $367.4 million from $883.4 million for the corresponding 2000 period. The average balance of Federal funds sold increased $58.3 million, or 81.4%, to $129.9 million for the three month period ended June 30, 2001 compared with $71.6 million for the corresponding 2000 period. The average balance of FHLB stock purchased was $81.1 million for the second quarter of 2001 compared with $5.5 million for the second quarter of 2000.

         The above increases in the average balances of interest-earning assets reflect internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to manage interest rate risk. To supplement our loan originations, we established late in 2000 a program to purchase a higher volume of first mortgage loans than in previous periods. In addition, the growth in the average balance of mortgage-backed securities and the decline in the average balance of investment securities reflects the calls of investment securities during the first six months of 2001 due to the lower interest rate environment. The increase in the average balance of federal funds sold reflects the initial investment of the proceeds of the calls of investment securities in overnight funds. These funds were subsequently invested in adjustable-rate or higher yielding fixed-rate mortgage-backed securities.

         The increase in interest income was also attributable to a 5 basis point increase in the annualized average yield on interest-earning assets to 6.99% for the three month period ended June 30, 2001 compared with 6.94% for the three month period ended June 30, 2000. The annualized average yield on first mortgage loans, net increased 4 basis points to 7.36% for the three month period ended June 30, 2001 compared with 7.32% for the corresponding 2000 period. The annualized average yield on mortgage-backed securities increased 5 basis points to 6.66% for the three month period ended June 30, 2001

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


compared with 6.61% for the corresponding 2000 period. The increase in the annualized average yield on first mortgage loans, net, reflects the higher market interest rate environment in 2000 and the relative stability of our mortgage interest rates in the current lower short-term interest rate environment. The increase in the annualized average yield on mortgage-backed securities reflects the increase in market interest rates in 2000, as our portfolio contains predominantly adjustable-rate securities, and also reflects recent purchases of higher-yielding fixed-rate securities. However, in the first six months of 2001, general market interest rates have decreased. These reductions have created a significantly different interest rate environment than the one that existed at December 31, 2000. A continued declining interest rate environment may adversely impact our annualized average yields on interest-earning assets in future periods.

         Interest Expense. Total interest expense increased $13.0 million, or 15.0%, to $99.9 million for the three month period ended June 30, 2001 compared with $86.9 million for the three month period ended June 30, 2000. Interest expense on borrowed funds increased $12.3 million, or 120.6%, to $22.5 million for the three month period ended June 30, 2001 compared with $10.2 million for the corresponding 2000 period. Interest expense on deposits increased $0.7 million, or 0.9%, to $77.4 million for the three month period ended June 30, 2001 compared with $76.7 million for the corresponding 2000 period.

         The increase in interest expense was attributable to an increase in the average balance of interest-bearing liabilities of $1.05 billion, or 15.1%, to $8.02 billion for the three month period ended June 30, 2001 compared with $6.97 billion for the three month period ended June 30, 2000. The increase in the average balance of total interest-bearing liabilities primarily resulted from an increase in the average balance of borrowed funds of $905.5 million, or 135.1%, to $1.58 billion for the three month period ended June 30, 2001 compared with $670.3 million for the corresponding 2000 period. The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management strategy. The increase also reflects our decision to use borrowed funds, which have recently had a lower incremental cost than our originated time deposit products.

         The increase in the average balance of interest-bearing liabilities was also attributable to an increase in the average balance of interest-bearing deposits of $142.9 million, or 2.3%, to $6.44 billion for the three month period ended June 30, 2001 compared with $6.30 billion for the corresponding 2000 period. This increase was attributable to an increase in the average balance of time deposits of $189.1 million, or 3.8%, to $5.13 billion for the three month period ended June 30, 2001 compared with $4.94 billion for the three month period ended June 30, 2000. The average balance of regular savings deposits decreased $24.0 million, or 3.0%, to $767.2 million for the three month period ended June 30, 2001 compared with $791.2 million for the corresponding 2000 period. The average balance of money market accounts decreased $17.6 million, or 3.8%, to $450.3 million for the three month period ended June 30, 2001 compared with $467.9 million for the corresponding 2000 period. We believe the overall increase in total interest-bearing deposits is due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products and consolidation within our industry.

         The increase in interest expense was offset in part by a decrease in the annualized average cost of interest-bearing liabilities to 5.00% for the three month period ended June 30, 2001 from 5.01% for the three month period ended June 30, 2000. The annualized average cost of borrowed funds decreased 38 basis points to 5.73% for the three month period ended June 30, 2001 compared with 6.11% for the corresponding 2000 period. The annualized average cost of interest-bearing deposits decreased 8 basis points to 4.82% for the three month period ended June 30, 2001 compared with 4.90% for the

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


corresponding 2000 period. Within the interest-bearing deposit mix, the annualized average cost of time deposits decreased 8 basis points to 5.46% for the three month period ended June 30, 2001 compared with 5.54% for the corresponding 2000 period. The annualized cost of other interest-bearing deposits, consisting of savings accounts, money market accounts and interest-bearing demand accounts, decreased due to our effort to manage the overall cost of funds.

         The decreases in the individual annualized average costs of the interest-bearing liabilities reflected the lower interest rate environment experienced during the first six months of 2001. However, the slight decrease in the overall annualized cost of total average interest-bearing liabilities reflected the larger percentage of borrowed funds in our interest-bearing liability mix. These borrowed funds had higher annualized costs than our existing deposit portfolio. In the first six months of 2001, general market interest rates have decreased. These reductions have created a significantly different interest rate environment than the one that existed at December 31, 2000. A continued declining interest rate environment may positively impact our annualized average cost of interest-bearing liabilities in future periods.

         Net Interest Income. Net interest income increased $4.2 million, or 6.6%, to $67.7 million for the three month period ended June 30, 2001 compared with $63.5 million for the three month period ended June 30, 2000. This increase primarily reflects increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on average total interest-earning assets and the annualized average cost of average total interest-bearing liabilities, increased 6 basis points to 1.99% for the three month period ended June 30, 2001 compared with 1.93% for the corresponding 2000 period. The increase in the net interest spread is primarily due to the lower interest rate environment experienced during 2001 and the fact that our interest-bearing liabilities repriced faster than our interest-earning assets.

         Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 10 basis points to 2.81% for the three month period ended June 30, 2001 compared with 2.91% for the corresponding 2000 period. The decrease in the net interest margin reflected the fact that the average balance of our interest-bearing liabilities grew at a higher rate than the average balance of our interest-earning assets. This was due, in part, to the use of otherwise investable funds to purchase our common stock under our current stock repurchase program. This caused our annualized net interest income to grow at a lesser rate than did our average interest-earning assets.

         Provision for Loan Losses. Our provision for loan losses for the three month period ended June 30, 2001 was $450,000, a decrease of $150,000, or 25.0%, compared with $600,000 for the three month period ended June 30, 2000. The allowance for loan losses increased $0.9 million, or 4.1%, to $23.0 million at June 30, 2001 from $22.1 million at December 31, 2000. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, decreased $1.1 million, or 8.5%, to $11.9 million at June 30, 2001 from $13.0 million at December 31, 2000. Net loan charge-offs for the second quarter of 2001 were $2,000 compared with loan recoveries of $5,000 during the second quarter of 2000. The decrease in the provision for loan losses reflects the overall stability of our asset quality.

         At June 30, 2001, the ratio of non-performing loans to total loans was 0.22% compared with 0.27% at December 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 193.8% at June 30, 2001 compared with 170.7% at December 31, 2000. The ratio of the allowance for loan losses to total loans was 0.43% at June 30, 2001 compared with 0.45% at December 31, 2000.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


         Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, was $1.2 million for the three month periods ended June 30, 2001 and 2000.

         Non-Interest Expense. Total non-interest expense increased $0.5 million, or 2.5%, to $20.5 million for the three month period ended June 30, 2001 compared with $20.0 million for the three month period ended June 30, 2000. The increase was primarily due to an increase in salaries and employee benefits of $0.7 million, or 5.7%, to $12.9 million for the three month period ended June 30, 2001 compared with $12.2 million for the corresponding 2000 period. The increase in salaries and employee benefits reflects routine salary increases and additional expense of our ESOP due to increases in the price of our common stock. Other expenses decreased $0.2 million, or 5.0%, to $3.8 million for the three month period ended June 30, 2001 compared with $4.0 million for the corresponding 2000 period, primarily due to decreases in professional services which were incurred in 2000 related to our first full year as a public company.

         Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 29.8% for the second quarter of 2001 compared with 30.9% for the second quarter of 2000. Our ratio of annualized non-interest expense to average assets for the second quarter of 2001 was 0.84% compared with 0.91% for the second quarter of 2000. The decrease in these ratios reflects our efforts to control non-interest expense while growing assets consistent with our capital management strategy.

         Income Taxes. Income tax expense increased $2.0 million, or 13.2%, to $17.1 million for the three month period ended June 30, 2001 compared with $15.1 million for the corresponding 2000 period. This increase was due to the increase in income before income tax expense. Our effective tax rate for the second quarter of 2001 was 35.6% compared with 34.4% for the second quarter of 2000.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         General. Net income was $61.6 million for the six month period ended June 30, 2001, an increase of $4.3 million, or 7.5%, from net income of $57.3 million for the six month period ended June 30, 2000. Basic and diluted earnings per common share were $0.61 and $0.60, respectively, for the six months ended June 30, 2001. Basic and diluted earnings per common share were $0.52 for the six months ended June 30, 2000. Our annualized return on average assets for the six month period ended June 30, 2001 was 1.28% compared with 1.31% for the six month period ended June 30, 2000. Our annualized return on average equity for the six month period ended June 30, 2001 was 8.95% compared with 7.86% for the six month period ended June 30, 2000. The increase in the annualized return on average equity reflects the growth in net income and the decrease in stockholders' equity.

         Interest Income. Total interest income increased $40.5 million, or 13.8%, to $334.9 million for the six month period ended June 30, 2001 compared with $294.4 million for the corresponding 2000 period. The increase in total interest income was due in part to the average balance of total interest-earning assets increasing $895.2 million, or 10.4%, to $9.47 billion for the six month period ended June 30, 2001 compared with $8.57 billion for the six month period ended June 30, 2000. This increase was primarily attributable to a $579.2 million, or 13.5%, increase in the average balance of first mortgage loans, net to $4.88 billion for the six month period ended June 30, 2001 compared with $4.30 billion for the corresponding 2000 period. The average balance of consumer and other loans increased $32.7 million, or 27.2%, to $153.0 million for the six month period ended June 30, 2001 compared with $120.3 million for the corresponding 2000 period. The average balance of mortgage-backed securities increased $447.5 million, or 14.1%, to $3.63 billion for the six month period ended June 30, 2001 compared with $3.18 billion for the corresponding 2000 period. These increases were offset in part by a decrease in the average balance of investment securities for the six month period ended June 30, 2001 of $289.5 million, or 32.9%, to $591.6 million from $881.1 million for the corresponding 2000 period. The average balance of Federal funds sold increased $50.3 million, or 62.2%, to $131.2 million for the six month period ended June 30, 2001 compared with $80.9 million for the corresponding 2000 period.

         The above increases in the average balances of interest-earning assets reflect internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to manage interest rate risk. To supplement our loan originations, we established late in 2000 a program to purchase a higher volume of first mortgage loans than in previous periods. In addition, the growth in the average balance of mortgage-backed securities and the decline in the average balance of investment securities reflects the calls of investment securities during the first six months of 2001 due to the lower interest rate environment. The increase in the average balance of federal funds sold reflects the initial investment of the proceeds of the calls of investment securities in overnight funds. These funds were subsequently invested in adjustable-rate or higher yielding fixed-rate mortgage-backed securities.

         The increase in interest income was also attributable to a 21 basis point increase in the annualized average yield on interest-earning assets to 7.08% for the six month period ended June 30, 2001 compared with 6.87% for the six month period ended June 30, 2000. The annualized average yield on first mortgage loans, net increased 12 basis points to 7.41% for the six month period ended June 30, 2001 compared with 7.29% for the corresponding 2000 period. The annualized average yield on mortgage-backed securities increased 35 basis points to 6.82% for the six month period ended June 30, 2001 compared with 6.47% for the corresponding 2000 period. The increase in the annualized average yield on first mortgage loans, net, reflects the higher market interest rate environment in 2000 and the relative

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


stability of our mortgage interest rates in the current lower short-term interest rate environment. The increase in the annualized average yield on mortgage-backed securities reflects the increase in market interest rates in 2000, as our portfolio contains predominantly adjustable-rate securities. The increase also reflects purchases of higher yielding fixed-rate mortgage-backed securities using funds from recently called investment securities. However, in the first six months of 2001, general market interest rates have decreased. These reductions have created a significantly different interest rate environment than the one that existed at December 31, 2000. A continued declining interest rate environment may adversely impact our annualized average yields on interest-earning assets in future periods.

         Interest Expense. Total interest expense increased $32.8 million, or 19.6%, to $200.4 million for the six month period ended June 30, 2001 compared with $167.6 million for the six month period ended June 30, 2000. Interest expense on borrowed funds increased $26.5 million , or 159.6%, to $43.1 million for the six month period ended June 30, 2001 compared with $16.6 million for the corresponding 2000 period. Interest expense on deposits increased $6.3 million, or 4.2%, to $157.3 million for the six month period ended June 30, 2001 compared with $151.0 million for the corresponding 2000 period. The increase in deposit interest expense was primarily attributable to an increase in interest expense on time deposits of $8.7 million, or 6.5%, to $142.4 million for first six months of 2001 compared with $133.7 million for the corresponding 2000 period.

         The increase in interest expense was attributable in part to an increase in the average balance of interest-bearing liabilities of $984.1 million, or 14.3%, to $7.85 billion for the six month period ended June 30, 2001 compared with $6.87 billion for the six month period ended June 30, 2000. The increase in the average balance of total interest-bearing liabilities primarily resulted from an increase in the average balance of borrowed funds of $927.4 million, or 168.2%, to $1.48 billion for the six month period ended June 30, 2001 compared with $551.4 million for the corresponding 2000 period. The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management strategy. The increase also reflects our decision to use borrowed funds, which have recently had a lower incremental cost than our originated time deposit products.

         The average balance of interest-bearing deposits increased $56.8 million, or 0.9%, to $6.38 billion for the six month period ended June 30, 2001 compared with $6.32 billion for the corresponding 2000 period. Within the interest-bearing deposit mix, the average balance of time deposits increased $119.5 million, or 2.4%, to $5.07 billion for the six month period ended June 30, 2001 compared with $4.95 billion for the corresponding 2000 period. The average balance of regular savings deposits decreased $33.4 million, or 4.2%, to $762.0 million for the six month period ended June 30, 2001 compared with $795.4 million for the corresponding 2000 period. The average balance of money market accounts decreased $25.7 million, or 5.4%, to $448.6 million for the six month period ended June 30, 2001 compared with $474.3 million for the corresponding 2000 period. We believe the overall increase in total interest-bearing deposits is due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products and consolidation within our industry.

         The increase in interest expense was also attributable to a 24 basis point increase in the annualized average cost of interest-bearing liabilities to 5.15% for the six month period ended June 30, 2001 from 4.91% for the six month period ended June 30, 2000. The annualized average cost of interest-bearing deposits increased 16 basis points to 4.97% for the six month period ended June 30, 2001 compared with 4.81% for the corresponding 2000 period. Within the interest-bearing deposit mix, the annualized average cost of time deposits increased 23 basis points to 5.66% for the six month period ended June 30, 2001 compared with 5.43% for the corresponding 2000 period. The increase in the annualized average

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


cost of time deposits was offset, in part, by decreases in the annualized average cost of our other interest-bearing deposits due to our effort to manage the overall cost of funds. The overall increase in the annualized average cost of interest-bearing deposits reflected the higher market interest rate environment in 2000.

         The annualized average cost of borrowed funds decreased 16 basis points to 5.88% for the six month period ended June 30, 2001 compared with 6.04% for the corresponding 2000 period. The decrease in the annualized average cost of borrowed funds reflected the growth in borrowings during the lower interest rate environment of 2001 and the maturing of higher costing short-term borrowings originated in 2000. The overall increase in the annualized average cost of interest-bearing liabilities also reflects the larger percentage of borrowed funds in our interest-bearing liability mix. These borrowed funds had higher annualized costs than our existing deposit portfolio. However, in the first six months of 2001, general market interest rates have decreased. These reductions have created a significantly different interest rate environment than the one that existed at December 31, 2000. A continued declining interest rate environment may positively impact our annualized average cost of interest-bearing liabilities in future periods.

         Net Interest Income. Net interest income increased $7.7 million, or 6.1%, to $134.5 million for the six month period ended June 30, 2001 compared with $126.8 million for the six month period ended June 30, 2000. This increase primarily reflects increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on average total interest-earning assets and the annualized average cost of average total interest-bearing liabilities, decreased 3 basis points to 1.93% for the six month period ended June 30, 2001 compared with 1.96% for the corresponding 2000 period. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 13 basis points to 2.81% for the six month period ended June 30, 2001 compared with 2.94% for the corresponding 2000 period.

         The decreases in the net interest rate spread and the net interest margin reflect the higher market interest rate environment in 2000, the fact that our interest-bearing liabilities reprice faster than our interest-earning assets, and a shift within interest-bearing liabilities to higher costing funds. The decrease in the net interest margin also reflected the fact that the average balance of our interest-bearing liabilities grew at a higher rate than the average balance of our interest-earning assets. This was due, in part, to the use of otherwise investable funds to purchase our common stock under our current stock repurchase program. This caused our annualized net interest income to grow at a lesser rate than did our average interest-earning assets.

         Provision for Loan Losses. Our provision for loan losses for the six month period ended June 30, 2001 was $0.9 million, a decrease of $0.3 million, or 25.0%, compared with $1.2 million for the six month period ended June 30, 2000. Net loan charge-offs for the first six months of 2001 were $8,000 compared with loan recoveries of $8,000 during the first six months of 2000. The decrease in the provision for loan losses reflects the overall stability of our asset quality.

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, was $2.3 million for the six month periods ended June 30, 2001 and 2000.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


         Non-Interest Expense. Total non-interest expense increased $1.4 million, or 3.6%, to $40.2 million for the six month period ended June 30, 2001 compared with $38.8 million for the six month period ended June 30, 2000. The increase was primarily due to an increase in salaries and employee benefits of $1.7 million, or 7.1%, to $25.8 million for the six month period ended June 30, 2001 compared with $24.1 million for the corresponding 2000 period. The increase in salaries and employee benefits reflects routine salary increases and additional expense of our ESOP due to increases in the price of our common stock.

         Net occupancy expense increased $0.3 million, or 4.6%, to $6.8 million for the six month period ended June 30, 2001 compared with $6.5 million for the corresponding 2000 period, primarily due to increases in rental expense and depreciation and amortization of banking premises and equipment. Other expenses decreased $0.6 million, or 8.5%, to $6.5 million for the six month period ended June 30, 2001 compared with $7.1 million for the corresponding 2000 period primarily due to decreases in professional services which were incurred in 2000 related to our first full year as a public company.

         Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 29.4% for the first six months of 2001 compared with 30.1% for the first six months of 2000. Our ratio of annualized non-interest expense to average assets for the first six months of 2001 was 0.83% compared with 0.89% for the first six months of 2000. The decrease in these ratios reflects our efforts to control non-interest expense while growing assets consistent with our capital management strategy.

         Income Taxes. Income tax expense increased $2.2 million, or 6.9%, to $34.1 million for the six month period ended June 30, 2001 compared with $31.9 million for the corresponding 2000 period. The increase in income tax expense is due to the increase in income before income tax expense. Our effective tax rate for the first six months of 2001 was 35.6% compared with 35.7% for the first six months of 2000.

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

         Principal repayments on loans were $492.0 million during the first six months of 2001 compared with $235.2 million for the corresponding 2000 period. Principal payments received on mortgage-backed securities totaled $729.5 million during the first six months of 2001 compared to $320.5 million during the corresponding 2000 period. The increase in payments on loans and mortgage-backed securities reflected the lower market interest rate environment during the first six months of 2001, which caused an increase in prepayment activity. It also reflects the growth in those portfolios, thus a larger base from which to receive payments. Maturities and calls of investment securities totaled $640.6 million during the first six months of 2001 compared with maturities and calls of $0.5 million during the corresponding 2000 period. The higher amount of calls during the first six months of 2001 was due to the lower interest rate environment.

         For each of the six month periods ended June 30, 2001 and 2000, we borrowed funds of $750.0 million, through the use of securities sold under agreements to repurchase. Principal payments on borrowed funds during the first six months of 2001 were $250.0 million compared with principal payments of $300.0 million during the corresponding 2000 period. The net increase in borrowed funds during the first six months of 2001 of $500.0 million was used to fund asset growth through our capital management strategy. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread. The increase also reflects our decision to use borrowed funds, which have recently had a lower incremental cost than our originated time deposit products. Borrowed funds scheduled to mature within one year were $350.0 million at June 30, 2001.

         Total deposits increased $307.0 million during the first six months 2001 compared with a decrease of $62.6 million during the first six months of 2000. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, and other factors. We believe the increase in total deposits is due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products and consolidation within our industry. Time deposit accounts scheduled to mature within one year were $4.67 billion at June 30, 2001. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

         Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. We originated and purchased total loans of approximately $1.01

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


billion during the first six months of 2001 compared with $575.8 million during the corresponding 2000 period. The increase is primarily due to the lower market interest rate environment during the first six months of 2001, which caused an increase in prepayments and refinancings. Additionally, to supplement our loan originations, we established late in 2000 a program to purchase a higher volume of first mortgage loans than in previous periods. Purchases of mortgage-backed securities during the first six months of 2001 were $1.58 billion compared with $401.5 million during the first six months of 2000. The increase in purchases of mortgage-backed securities is related to the increase in prepayment activity due to the lower market interest rate environment in the first six months of 2001. This increase also reflects the reinvestment of the proceeds from the calls of investment securities received during the first six months of 2001. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During the first six months of 2001 we purchased $7.5 million of FHLB common stock, which brings our total investment in FHLB stock to $81.1 million, the amount we are currently required to hold.

         During the first six months of 2001, the RRP purchased 57,418 additional shares of common stock at a cost of $1.2 million. The purchase of 14,500 of these shares was due to additional awards made in 2001. The remaining 42,918 shares purchased were not allocated to employees at June 30, 2001.

         Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other private transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first six months of 2001, we purchased 9,730,100 shares of common stock at a cost of $198.4 million. During the first six months of 2000, we purchased 477,000 shares of common stock at a cost of $7.2 million. At June 30, 2001, there were 3,084,934 shares remaining to be repurchased under the existing stock repurchase program.

         At June 30, 2001, Hudson City Savings had outstanding loan commitments to borrowers of approximately $239.0 million, commitments to purchase loans of approximately $152.3 million and available home equity and overdraft lines of credit of approximately $67.7 million. There were commitments to purchase mortgage-backed securities at June 30, 2001 of $107.6 million.

         Cash dividends declared and paid during the first six months of 2001 were $21.6 million compared with $13.9 million during the first six months of 2000. On July 12, 2001, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on September 4, 2001 to stockholders of record at the close of business on August 10, 2001.

         We do not anticipate any material capital expenditures nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


         At June 30, 2001, we exceeded each of the applicable regulatory capital requirements of the Federal Reserve Bank and the Federal Deposit Insurance Corporation. The following table presents the regulatory ratios of Hudson City Savings Bank and Hudson City Bancorp.

                                                                           REGULATORY REQUIREMENTS
                                                           ------------------------------------------------------
                                     ACTUAL AT                  MINIMUM CAPITAL             CLASSIFICATION AS
                                   JUNE 30, 2001                   ADEQUACY                 WELL-CAPITALIZED
                             ------------------------      -----------------------       -----------------------
                             AMOUNT             RATIO       AMOUNT           RATIO       AMOUNT            RATIO
                             ------             -----       ------           -----       ------            -----
                                                            (DOLLARS IN THOUSANDS)
Bank
Leverage (Tier 1)
       capital ....        $1,170,659           11.96%     $391,421           4.00%     $489,277            5.00%
Risk-based capital:
       Tier 1 .....         1,170,659           35.60       131,552           4.00       197,328            6.00
       Total ......         1,193,695           36.30       263,104           8.00       328,880           10.00

Bancorp
Leverage (Tier 1)
       capital ....        $1,313,760           13.43%     $391,427           4.00%     $489,284            5.00%
Risk-based capital:
       Tier 1 .....         1,313,760           39.95       131,554           4.00       197,331            6.00
       Total ......         1,336,796           40.65       263,108           8.00       328,885           10.00


Item 3. - Quantitative and Qualitative Disclosures About Market Risk

         Quantitative and qualitative disclosure about market risk is presented as of December 31, 2000 in Hudson City Bancorp's Annual Report on Form 10-K. The following is an update of the discussion provided therein.

         General. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, concentrated in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2001 and did not have any such hedging transactions in place at June 30, 2001. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


         Interest Rate Risk Compliance. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2000. The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2001. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

                                                                                           PRESENT VALUE OF EQUITY
                                                                                            AS PERCENT OF PRESENT
                                           PRESENT VALUE OF EQUITY                             VALUE OF ASSETS
                                -----------------------------------------------          ----------------------------
      CHANGE IN                 DOLLAR               DOLLAR            PERCENT             PRESENT            PERCENT
    INTEREST RATES              AMOUNT               CHANGE             CHANGE           VALUE RATIO           CHANGE
    --------------              ------               ------             ------           -----------           ------
    (BASIS POINTS)                            (DOLLARS IN THOUSANDS)
              200             $1,092,715           $(433,408)          (28.40)%              11.50%           (23.64)%
              150              1,207,705            (318,418)          (20.86)               12.51            (16.93)
              100              1,322,413            (203,710)          (13.35)               13.48            (10.49)
               50              1,431,491             (94,632)           (6.20)               14.35             (4.71)
                0              1,526,123                   -             -                   15.06              -
              (50)             1,556,358              30,235             1.98                15.20              0.93
             (100)             1,530,438               4,315             0.28                14.87             (1.26)
             (150)             1,488,702             (37,421)           (2.45)               14.40             (4.38)
             (200)             1,431,991             (94,132)           (6.17)               13.81             (8.20)


         GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2001 which we anticipate to reprice or mature in each of the future time periods shown. We have excluded non-accrual loans of $7,252,000 from the table. The decrease in our cumulative one-year gap as a percent of total assets to negative 17.5% at June 30, 2001 from negative 21.0% at December 31, 2000 is primarily due to maturing borrowed funds being refinanced longer-term and the overall growth in our assets during the first six months of 2001.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                          AT JUNE 30, 2001
                                   ------------------------------------------------------------------------------------------------
                                                                                               MORE THAN
                                                                                 MORE THAN       THREE
                                                   MORE THAN      MORE THAN      TWO YEARS     YEARS TO
                                    SIX MONTHS     SIX MONTHS    ONE YEAR TO     TO THREE        FIVE        MORE THAN
                                      OR LESS     TO ONE YEAR     TWO YEARS        YEARS         YEARS      FIVE YEARS     TOTAL
                                      -------     -----------     ---------        -----         -----      ----------     -----
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
     First mortgage loans .......  $   434,427    $   430,756    $   572,214    $   537,740    $ 721,725    $2,528,111   $5,224,973
     Consumer and other loans ...       29,965            669          2,429          4,779       18,656       100,572      157,070
     Federal funds sold .........       46,100             --             --             --           --            --       46,100
     Mortgage-backed securities .    1,275,336      1,205,235        341,652        206,222      176,985       903,135    4,108,565
     FHLB  stock ................       81,149             --             --             --           --            --       81,149
     Investment securities ......           49         25,651            198             --       45,869       171,125      242,892
                                   -----------    -----------    -----------    -----------    ---------    ----------   ----------
        Total interest-earning
           assets ...............    1,867,026      1,662,311        916,493        748,741      963,235     3,702,943    9,860,749
                                   -----------    -----------    -----------    -----------    ---------    ----------   ----------

Interest-bearing liabilities:
     Savings accounts ...........       23,697         19,549        192,966        231,559      154,373       154,371      776,515
     Interest-bearing demand
       accounts..................        2,348          2,348         23,478         28,174       18,782        18,782       93,912
     Money market accounts ......      106,718        106,718        113,844        115,428        6,333         6,335      455,376
     Time deposits ..............    3,453,097      1,220,343        492,346         31,014        8,836            --    5,205,636
     Borrowed funds .............      350,000             --         50,000         50,000      100,000     1,200,000    1,750,000
                                   -----------    -----------    -----------    -----------    ---------    ----------   ----------
        Total interest-bearing
          liabilities............    3,935,860      1,348,958        872,634        456,175      288,324     1,379,488    8,281,439
                                   -----------    -----------    -----------    -----------    ---------    ----------   ----------

Interest rate sensitivity gap ...  $(2,068,834)   $   313,353    $    43,859    $   292,566    $ 674,911    $2,323,455   $1,579,310
                                   ===========    ===========    ===========    ===========    =========    ==========   ==========

Cumulative interest rate
     sensitivity gap ............  $(2,068,834)   $(1,755,481)   $(1,711,622)   $(1,419,056)   $(744,145)   $1,579,310
                                   ===========    ===========    ===========    ===========    ==========   ==========

Cumulative interest rate
     sensitivity gap as a
     percent of total assets ....       (20.60)%       (17.48)%       (17.04)%       (14.13)%      (7.41)%       15.72%

Cumulative interest-earning
     assets as a percent of
     interest-bearing
     liabilities.................         47.44%         66.78%         72.20%         78.54%       89.22%       119.07%

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


Item 2. - Changes in Securities and Use of Proceeds
                  Not applicable.

Item 3. - Defaults Upon Senior Securities
                  Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

         On May 17, 2001 the annual meeting of stockholders of Hudson City Bancorp, Inc. was held to consider and vote on certain matters. The results are indicated below.

         Proposal 1 - Election of three directors for terms of three years each.

         Votes cast for Kenneth L. Birchby:

                For:          94,481,746
                Withheld:        201,819

         Votes cast for William J. Cosgrove:

                For:          94,519,461
                Withheld:        164,104

         Votes cast for Donald O. Quest:

                For:          94,513,296
                Withheld:        170,269

         Proposal 2 - Ratification of the appointment of KPMG LLP as Hudson City Bancorp's independent auditors for the year ending December 31, 2001.

                For:          94,419,512
                Against:         117,110
                Abstained:       146,943

There were no broker held non-voted shares represented at the meeting with respect to the above matters.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


Item 5. - Other Information
                  Not applicable.


Item 6. - Exhibits and Reports on Form 8-K

                  (a)      Not applicable

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Hudson City Bancorp, Inc.


Date:  August 9, 2001                By:  /s/ Ronald E. Hermance, Jr.
                                          -------------------------------------
                                          Ronald E. Hermance, Jr.
                                          President and Chief Operating Officer
                                          (principal financial officer)



Date:  August 9, 2001                By:  /s/ John M. Tassillo
                                          -------------------------------------
                                          John M. Tassillo,
                                          Executive Vice President, Treasurer
                                          and Secretary