Form 10-Q
period 2001-09-30
HUDSON CITY BANCORP INC
filed 2001-11-14
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


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


                               Yes  X     No


         As of November 7, 2001, the registrant had 99,599,300 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 61,288,300 shares were held by Hudson City, MHC, the registrant's mutual holding company and 38,311,000 shares were held by the public and directors, officers and employees of the registrant.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                               Contents of Report

                                                                                                    Page
PART I - FINANCIAL INFORMATION                                                                     Number
                                                                                                   ------
        Item 1. - Financial Statements

                 Consolidated Statements of Financial Condition -
                 September 30, 2001 (Unaudited) and December 31, 2000 ..........................        3

                 Consolidated Statements of Income (Unaudited) - For the three and nine
                 months ended September 30, 2001 and 2000 ......................................        4

                 Consolidated Statements of Cash Flows (Unaudited) - For the nine months
                 ended September 30, 2001 and 2000 .............................................        5

                 Notes to Consolidated Financial Statements ....................................        6

        Item 2. - Management's Discussion and Analysis of Financial Condition and Results of
        Operations .............................................................................        9

        Item 3. - Quantitative and Qualitative Disclosures About Market Risk ...................       23


PART II - OTHER INFORMATION

        Item 1. - Legal Proceedings ............................................................       26

        Item 2. - Changes in Securities and Use of Proceeds ....................................       26

        Item 3. - Defaults Upon Senior Securities ..............................................       26

        Item 4. - Submission of Matters to a Vote of Security Holders ..........................       26

        Item 5. - Other Information ............................................................       26

        Item 6. - Exhibits and Reports on Form 8-K .............................................       26


SIGNATURES .....................................................................................       27


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

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        SEPTEMBER 30,         DECEMBER 31,
                                                                                            2001                  2000
                                                                                            ----                  ----
                                                                                         (UNAUDITED)
                                                                                                 (IN THOUSANDS)
ASSETS
Cash and due from banks ............................................................    $     76,014         $     65,411
Federal funds sold .................................................................          93,900              121,700
                                                                                        ------------         ------------
                Total cash and cash equivalents ....................................         169,914              187,111

Investment securities held to maturity, market value of $1,476 at
       September 30, 2001 and $1,496 at December 31, 2000 ..........................           1,441                1,481

Investment securities available for sale, at market value ..........................         143,435              876,667

Federal Home Loan Bank of New York stock ...........................................          81,149               73,629

Mortgage-backed securities held to maturity, market value of $4,350,052
       at September 30, 2001 and $3,287,504 at December 31, 2000 ...................       4,265,583            3,262,035

Mortgage-backed securities available for sale, at market value .....................         295,834                 --

Loans ..............................................................................       5,758,618            4,872,740
       Less:
           Deferred loan fees ......................................................          10,191                9,555
           Allowance for loan losses ...............................................          23,488               22,144
                                                                                        ------------         ------------
                Net loans ..........................................................       5,724,939            4,841,041

Foreclosed real estate, net ........................................................             702                  438
Accrued income receivable ..........................................................          63,434               62,260
Banking premises and equipment, net ................................................          31,026               31,309
Other assets .......................................................................          37,969               44,402
                                                                                        ------------         ------------
                Total Assets .......................................................    $ 10,815,426         $  9,380,373
                                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Interest-bearing ............................................................    $  7,088,638         $  6,271,944
       Noninterest-bearing .........................................................         353,688              332,177
                                                                                        ------------         ------------
                Total deposits .....................................................       7,442,326            6,604,121

Borrowed funds .....................................................................       2,000,000            1,250,000

Accrued expenses and other liabilities .............................................          91,307               61,683
                                                                                        ------------         ------------
                Total liabilities ..................................................       9,533,633            7,915,804
                                                                                        ------------         ------------

Common stock, $0.01 par value, 800,000,000 shares authorized; 115,638,300 shares issued, 99,976,800 shares outstanding at September 30, 2001,
       111,999,300 shares outstanding at December 31, 2000 .........................           1,156                1,156

Additional paid-in capital .........................................................         526,701              526,718

Retained earnings ..................................................................       1,146,116            1,084,157

Treasury stock, at cost; 15,661,500 shares at September 30, 2001 and
       3,639,000 shares at December 31, 2000 .......................................        (321,204)             (65,011)

Unallocated common stock held by the employee stock ownership plan .................         (53,925)             (55,396)

Unearned common stock held by the recognition and retention plan ...................         (20,794)             (23,958)

Accumulated other comprehensive income (loss), net of tax ..........................           3,743               (3,097)
                                                                                        ------------         ------------
                Total stockholders' equity .........................................       1,281,793            1,464,569
                                                                                        ------------         ------------
                Total Liabilities and Stockholders' Equity .........................    $ 10,815,426         $  9,380,373
                                                                                        ============         ============

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                           -------------------            -------------------
                                                                          2001            2000           2001            2000
                                                                          ----            ----           ----            ----
                                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Interest and Dividend Income:
      Interest and fees on first mortgage loans ....................    $ 98,368        $ 84,175        $279,299        $240,938
      Interest and fees on consumer and other loans ................       3,013           2,800           9,060           7,610
      Interest on mortgage-backed securities held to maturity ......      63,740          54,349         187,036         157,361
      Interest on mortgage-backed securities available for sale ....       2,762              --           3,288              --
      Interest on investment securities held to maturity:
          Taxable ..................................................          18              16              52              50
          Exempt from federal taxes ................................           5               7              17              20
      Interest on investment securities available
           for sale-taxable ........................................       3,476          13,697          21,972          41,051
      Dividends on Federal Home Loan Bank
           of New York stock .......................................       1,102             501           3,573             595
      Interest on federal funds sold ...............................       1,413             981           4,528           3,340
                                                                        --------        --------        --------        --------
             Total interest and dividend income ....................     173,897         156,526         508,825         450,965
                                                                        --------        --------        --------        --------
Interest Expense:
      Interest on deposits .........................................      75,630          78,654         232,890         229,679
      Interest on borrowed funds ...................................      26,481          14,511          69,626          31,069
                                                                        --------        --------        --------        --------
             Total interest expense ................................     102,111          93,165         302,516         260,748
                                                                        --------        --------        --------        --------
                Net interest income ................................      71,786          63,361         206,309         190,217

Provision for loan losses ..........................................         450             480           1,350           1,680
                                                                        --------        --------        --------        --------
                Net interest income after provision
                for loan losses ....................................      71,336          62,881         204,959         188,537
                                                                        --------        --------        --------        --------
Non-Interest Income:
      Service charges and other income .............................       1,214           1,176           3,486           3,462
                                                                        --------        --------        --------        --------
             Total non-interest income .............................       1,214           1,176           3,486           3,462
                                                                        --------        --------        --------        --------

Non-Interest Expense:
      Salaries and employee benefits ...............................      13,425          12,502          39,248          36,559
      Net occupancy expense ........................................       3,588           3,496          10,396          10,014
      Federal deposit insurance assessment .........................         320             349             966           1,070
      Computer and related services ................................         300             179             780             593
      Other expense ................................................       3,504           3,091           9,987          10,218
                                                                        --------        --------        --------        --------
             Total non-interest expense ............................      21,137          19,617          61,377          58,454
                                                                        --------        --------        --------        --------
                Income before income tax expense ...................      51,413          44,440         147,068         133,545

Income tax expense .................................................      17,886          15,362          51,943          47,213
                                                                        --------        --------        --------        --------

                Net income .........................................    $ 33,527        $ 29,078        $ 95,125        $ 86,332
                                                                        ========        ========        ========        ========

Basic earnings per share ...........................................    $   0.35        $   0.27        $   0.96        $   0.78
                                                                        ========        ========        ========        ========

Diluted earnings per share .........................................    $   0.34        $   0.26        $   0.94        $   0.78
                                                                        ========        ========        ========        ========

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                FOR THE NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                --------------------------
                                                                                                 2001                2000
                                                                                                ------              ------
                                                                                                     (IN THOUSANDS)
Cash Flows from Operating Activities:
       Net income ......................................................................     $    95,125         $    86,332
       Adjustments to reconcile net income to net cash provided
       by operating activities:
             Depreciation, accretion and amortization expense ..........................           3,145               5,121
             Provision for loan losses .................................................           1,350               1,680
             Allocation of shares for employee benefit plans ...........................           6,399               4,996
             Deferred tax expense ......................................................          (1,794)             (3,301)
             Net proceeds from sale of foreclosed real estate ..........................             488                 965
             Increase in accrued interest receivable ...................................          (1,174)             (5,378)
             Decrease (increase) in other assets .......................................           4,035              (4,135)
             Increase in accrued expenses and other liabilities ........................          29,624               7,038
                                                                                             -----------         -----------
Net Cash Provided by Operating Activities ..............................................         137,198              93,318
                                                                                             -----------         -----------

Cash Flows from Investing Activities:
       Net increase in loans ...........................................................        (366,215)           (423,159)
       Purchases of loans ..............................................................        (518,053)            (84,195)
       Principal collection of mortgage-backed securities held to maturity .............       1,144,731             496,173
       Purchases of mortgage-backed securities held to maturity ........................      (2,150,140)           (637,495)
       Principal collection of mortgage-backed securities available for sale ...........          12,205                  --
       Purchases of mortgage-backed securities available for sale ......................        (304,767)                 --
       Proceeds from maturities and calls of investment securities held to maturity ....              40                 150
       Purchases of investment securities held to maturity .............................              --                (252)
       Proceeds from maturities and calls of investment securities available for sale ..         832,461                 505
       Purchases of investment securities available for sale ...........................         (91,624)            (25,000)
       Purchases of Federal Home Loan Bank of New York stock ...........................          (7,520)            (40,000)
       Purchases of premises and equipment, net ........................................          (2,578)             (3,287)
                                                                                             -----------         -----------
Net Cash Used in Investment Activities .................................................      (1,451,460)           (716,560)
                                                                                             -----------         -----------

Cash Flows from Financing Activities:
       Net increase (decrease) in deposits .............................................         838,205            (154,289)
       Proceeds from borrowed funds ....................................................       1,150,000           1,700,000
       Principal payments on borrowed funds ............................................        (400,000)           (900,000)
       Dividends paid ..................................................................         (33,166)            (22,169)
       Purchases of stock by the employee stock ownership plan .........................              --             (35,244)
       Purchases of stock by the recognition and retention plan ........................          (1,163)            (28,638)
       Purchases of treasury stock .....................................................        (258,473)            (25,560)
       Exercise of stock options .......................................................           1,662                  --
                                                                                             -----------         -----------
Net Cash Provided by Financing Activities ..............................................       1,297,065             534,100
                                                                                             -----------         -----------

Net Decrease in Cash and Cash Equivalents ..............................................         (17,197)            (89,142)

Cash and Cash Equivalents at Beginning of Period .......................................         187,111             200,839
                                                                                             -----------         -----------

Cash and Cash Equivalents at End of Period .............................................     $   169,914         $   111,697
                                                                                             ===========         ===========

Supplemental Disclosures:
       Interest paid ...................................................................     $   296,335         $   256,180
                                                                                             ===========         ===========

       Income taxes paid ...............................................................     $    31,651         $    57,482
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

         In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001. Certain information and note disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp's audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp's December 31, 2000 Annual Report on Form 10-K.

         Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $747,000 and $1,126,000 for the nine month periods ended September 30, 2001 and 2000, respectively, did not result in cash receipts or cash payments.


2. - COMPREHENSIVE INCOME

         Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized holding gains and losses on securities available for sale, net of tax.

         Total comprehensive income during the periods indicated is as follows.

                                                    FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                     -------------------            -------------------
                                                    2001            2000            2001            2000
                                                    ----            ----            ----            ----
                                                                       (IN THOUSANDS)
Net income ...................................    $ 33,527        $ 29,078        $ 95,125        $ 86,332
Other comprehensive income:
     Unrealized holding gain on securities
         available for sale, net of tax ......       3,325           8,700           6,840          10,736
                                                  --------        --------        --------        --------

Total comprehensive income ...................    $ 36,852        $ 37,778        $101,965        $ 97,068
                                                  ========        ========        ========        ========

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

3. - EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------------------------------------------------
                                                    2001                                     2000
                                   -----------------------------------        -----------------------------------
                                                                  PER                                        PER
                                                                 SHARE                                      SHARE
                                   INCOME          SHARES       AMOUNT        INCOME         SHARES        AMOUNT
                                   ------          ------       ------        ------         ------        ------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income.....................    $33,527                                    $29,078
                                   =======                                    =======

Basic earnings per share:
       Income available to
       common stockholders.....    $33,527         95,737        $0.35        $29,078        108,838        $0.27
                                                                 =====                                      =====

Effect of dilutive common
       stock equivalents.......         --          1,882                          --          1,008
                                   -------         ------                     -------        -------

Diluted earnings per share:
       Income available to
       common stockholders.....    $33,527         97,619        $0.34        $29,078        109,846        $0.26
                                   =======         ======        =====        =======        =======        =====



                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------------------------------------------------
                                                    2001                                      2000
                                   -----------------------------------         ----------------------------------
                                                                  PER                                       PER
                                                                 SHARE                                     SHARE
                                   INCOME          SHARES       AMOUNT         INCOME        SHARES        AMOUNT
                                   ------          ------       ------         ------        ------        ------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income.....................    $95,125                                    $86,332
                                   =======                                    =======

Basic earnings per share:
       Income available to
       common stockholders.....    $95,125         99,187        $0.96        $86,332        110,167        $0.78
                                                                 =====                                      =====

Effect of dilutive common
       stock equivalents.......         --          1,557                          --            443
                                   -------        -------                     -------        -------
Diluted earnings per share:
       Income available to
       common stockholders.....    $95,125        100,744        $0.94        $86,332        110,610        $0.78
                                   =======        =======        =====        =======        =======        =====


4. - SUBSEQUENT EVENT

         On October 11, 2001, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of fourteen cents ($0.14) per common share outstanding. The dividend is payable on December 3, 2001 to shareholders of record at the close of business on November 9, 2001.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

5. - STOCKHOLDERS' EQUITY

         On October 11, 2001, the Board of Directors of Hudson City Bancorp approved a fourth stock repurchase program to repurchase up to 4,950,000 shares, or approximately 5%, of our common stock outstanding. As of September 30, 2001, there were 672,734 additional shares to be repurchased under our previous stock repurchase program. Under the newly approved stock repurchase program, Hudson City Bancorp will purchase the shares of common stock in the open market and privately negotiated transactions from time-to-time, depending on market conditions. The repurchased shares are expected to be held as treasury stock for general corporate use.


6. - RECENT ACCOUNTING PRONOUNCEMENTS

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

         SFAS No. 142 requires that after December 31, 2001, goodwill and any intangible asset determined to have an indefinite useful life will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

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

         In July of 2001, FASB Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Financial Assets," was issued which delays the effective date for the isolation standards and related guidance under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," to transfers of financial assets occurring after December 31, 2001, instead of March 31, 2001. The implementation of SFAS No. 140 provisions, effective after December 15, 2000, did not have a material impact on our financial condition or results of operations. The implementation of the remaining provisions, subsequent to December 31, 2001, is not expected to have a material impact on our financial condition or results of operations.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

         Our total assets increased $1.44 billion, or 15.4%, to $10.82 billion at September 30, 2001 from $9.38 billion at December 31, 2000. This increase was generally reflected in increases in mortgage loans and mortgage-backed securities, partially offset by decreases in investment securities.

         Loans increased $885.9 million, or 18.2%, to $5.76 billion at September 30, 2001 from $4.87 billion at December 31, 2000. For the nine month period ended September 30, 2001, we originated and purchased first mortgage loans of approximately $1.15 billion and $518.1 million, respectively, compared with $750.7 million and $84.2 million, respectively, for the corresponding 2000 period. These originations and purchases were concentrated in one- to four-family residential mortgage loans. The increase in originations is primarily due to the lower market interest rate environment during the first nine months of 2001 that caused an increase in prepayments and refinancings. To supplement our loan originations, we established late in 2000 a program to purchase a higher volume of first mortgage loans than were purchased in previous periods. We also originated, for the nine month periods ended September 30, 2001 and 2000, home equity loans of approximately $47.5 million and $54.2 million, respectively.

         Mortgage-backed securities increased $1.30 billion, or 39.9%, to $4.56 billion at September 30, 2001 from $3.26 billion at December 31, 2000. Investment securities available for sale decreased $733.2 million, or 83.6%, to $143.5 million at September 30, 2001 from $876.7 million at December 31, 2000. The increase in mortgage-backed securities was due in part to the reinvestment of $832.4 million of calls of investment securities into adjustable-rate or higher yielding fixed-rate mortgage-backed securities during the first nine months of 2001. The large amount of calls of investment securities was due to the lower interest rate environment that existed during the first nine months of 2001. These increases in interest-earning assets continue to reflect our emphasis on the origination and purchase of one-to four-family mortgage loans supplemented by the purchase of mortgage-backed securities.

         Federal funds sold decreased $27.8 million, or 22.8%, to $93.9 million at September 30, 2001 from $121.7 million at December 31, 2000. The higher levels of federal funds sold at December 31, 2000 resulted from calls of investment securities at the end of that period. The balance has been reduced due to reinvestment into higher yielding instruments. Federal Home Loan Bank of New York ("FHLB") stock increased $7.5 million to $81.1 million at September 30, 2001, which is the amount of stock we are currently required to hold based on our asset size.

         At September 30, 2001, total liabilities were $9.54 billion, an increase of 20.5%, or $1.62 billion, compared with $7.92 billion at December 31, 2000. Borrowed funds increased $750.0 million, or 60.0%, to $2.00 billion at September 30, 2001 from $1.25 billion at December 31, 2000. Borrowed funds are comprised of $1.75 billion of securities sold under agreements to repurchase and $250.0 million of Federal Home Loan Bank advances. Advances from the FHLB utilize our mortgage portfolio as collateral. Total deposits increased $838.2 million, or 12.7%, to $7.44 billion at September 30, 2001 from $6.60 billion at December 31, 2000. Interest-bearing deposits increased $816.7 million, or 13.0%, to $7.09 billion at September 30, 2001 from $6.27 billion at December 31, 2000. The increase in interest-bearing deposits was primarily due to a $758.9 million, or 15.3%, increase in time deposits to $5.73 billion at September 30, 2001 from $4.97 billion at December 31, 2000. Noninterest-bearing deposits

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

increased $21.5 million, or 6.5%, to $353.7 million at September 30, 2001 from $332.2 million at December 31, 2000.

         The increase in borrowed funds and total deposits was primarily used to fund asset growth and repurchase our common stock, consistent with our capital management strategy. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread. We believe the increase in interest-bearing deposits is due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products, and deposit movement among financial institutions due to consolidation within our industry.

         Accrued expenses and other liabilities increased $29.6 million, or 48.0%, to $91.3 million at September 30, 2001 from $61.7 million at December 31, 2000. This increase was primarily due to an increase in accrued income taxes payable due to the rescheduled date for payment of estimated federal income taxes, and an increase in accrued interest payable because of the growth of our borrowed funds.

         Total stockholders' equity decreased $182.8 million, or 12.5%, to $1.28 billion at September 30, 2001 from $1.46 billion at December 31, 2000. Hudson City repurchased 12,142,300 shares of our common stock during the first nine months of 2001, which decreased stockholders' equity by $258.5 million. Offsetting the effect of repurchases on stockholders' equity was net income of $95.1 million for the nine month period ended September 30, 2001 and an increase in accumulated other comprehensive income, net of tax, of $6.8 million. This increase was due to increases in the market values of our investment securities available for sale due to the lower interest rate environment. The declaration of cash dividends to common stockholders during the first nine months of 2001 decreased stockholders' equity by $33.2 million. Also, 119,800 options were exercised in the first nine months of 2001 which increased stockholders' equity $1.7 million. Additionally, we purchased 57,418 shares of common stock for the recognition and retention plan during the first nine months of 2001 that decreased stockholders' equity $1.2 million.

         At September 30, 2001, the ratio of total stockholders' equity to total assets was 11.85% compared with 15.61% at December 31, 2000. For the nine month period ended September 30, 2001, the ratio of average stockholders' equity to average assets was 13.61% compared with 16.35% for the year ended December 31, 2000. Stockholders' equity per common share was $13.55 at September 30, 2001 compared with $13.78 at December 31, 2000. The decrease in these ratios is primarily due to the decrease in stockholders' equity and the growth in assets as discussed above.

         Average Balance Sheets. The tables on the following pages present certain information regarding Hudson City Bancorp's financial condition and net interest income for the three and nine month periods ended September 30, 2001 and 2000. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earnings assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------------------------------------------------
                                                                         2001                                   2000
                                                         -----------------------------------     ----------------------------------
                                                                                     AVERAGE                                AVERAGE
                                                         AVERAGE                      YIELD/     AVERAGE                     YIELD/
                                                         BALANCE       INTEREST       COST       BALANCE       INTEREST      COST
                                                         -------       --------       ----       -------       --------      ----
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earnings assets:
     First mortgage loans, net (1)................     $ 5,389,938    $    98,368      7.30%    $ 4,553,767    $    84,175    7.39%
     Consumer and other loans.....................         156,107          3,013      7.72         136,272          2,800    8.22
     Federal funds sold...........................         171,914          1,413      3.26          60,897            981    6.41
     Mortgage-backed securities...................       4,200,747         66,502      6.33       3,173,729         54,349    6.85
     Federal Home Loan Bank of New York stock.....          81,149          1,102      5.43          28,261            501    7.09
     Investment securities........................         219,008          3,499      6.39         883,285         13,720    6.21
                                                       -----------    -----------               -----------    -----------
         Total interest-earning assets............      10,218,863        173,897      6.81       8,836,211        156,526    7.09
                                                                      -----------                              -----------

Noninterest-earnings assets.......................         218,586                                  154,457
                                                       -----------                              -----------
         Total Assets.............................     $10,437,449                              $ 8,990,668
                                                       ===========                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings accounts.............................     $   783,382          4,573      2.32     $   778,217          4,682    2.39
     Interest-bearing demand accounts.............          94,178            390      1.64          95,005            415    1.74
     Money market accounts........................         467,730          2,794      2.37         458,241          2,887    2.51
     Time deposits................................       5,435,907         67,873      4.95       4,891,242         70,670    5.75
                                                       -----------    -----------               -----------    -----------
         Total interest-bearing deposits..........       6,781,197         75,630      4.42       6,222,705         78,654    5.03
     Borrowed funds...............................       1,909,239         26,481      5.50         910,857         14,511    6.34
                                                       -----------    -----------               -----------    -----------
         Total interest-bearing liabilities.......       8,690,436        102,111      4.66       7,133,562         93,165    5.20
                                                       -----------    -----------               -----------    -----------

Noninterest-bearing liabilities:
     Noninterest-bearing deposits.................         359,085                                  325,808
     Other noninterest-bearing liabilities........          91,606                                   72,730
                                                       -----------                              -----------
         Total noninterest-bearing liabilities....         450,691                                  398,538
                                                       -----------                              -----------

     Total liabilities............................       9,141,127                                7,532,100
     Stockholders' equity.........................       1,296,322                                1,458,568
                                                       -----------                              -----------
         Total Liabilities and Stockholders' Equity    $10,437,449                              $ 8,990,668
                                                       ===========                              ===========

Net interest income/net interest rate spread (2)..                    $    71,786      2.15%                   $    63,361    1.89%
                                                                      ===========                              ===========

Net interest-earning assets/net interest margin (3)    $ 1,528,427                     2.84%    $ 1,702,649                   2.89%
                                                       ===========                              ===========

Ratio of interest-earning assets to
     interest-bearing liabilities.................                                     1.18X                                  1.24X

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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------------------------
                                                                        2001                                   2000
                                                         ---------------------------------     ----------------------------------
                                                                                   AVERAGE                                AVERAGE
                                                         AVERAGE                    YIELD/     AVERAGE                     YIELD/
                                                         BALANCE      INTEREST      COST       BALANCE       INTEREST       COST
                                                         -------      --------      ----       -------       --------       ----
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earnings assets:
     First mortgage loans, net (1) .................   $5,053,276    $  279,299      7.37%    $4,387,168    $  240,938      7.32%
     Consumer and other loans ......................      154,071         9,060      7.84        125,678         7,610      8.07
     Federal funds sold ............................      144,902         4,528      4.18         74,151         3,340      6.02
     Mortgage-backed securities ....................    3,822,060       190,324      6.64      3,179,256       157,361      6.60
     Federal Home Loan Bank of New York stock ......       78,835         3,573      6.04         11,314           595      7.01
     Investment securities .........................      466,030        22,041      6.31        881,837        41,121      6.22
                                                       ----------    ----------               ----------    ----------
         Total interest-earning assets .............    9,719,174       508,825      6.98      8,659,404       450,965      6.94
                                                                     ----------                             ----------

Noninterest-earnings assets ........................      199,455                                148,365
                                                       ----------                             ----------
         Total Assets ..............................   $9,918,629                             $8,807,769
                                                       ==========                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings accounts ..............................   $  769,206        13,325      2.32     $  789,619        14,704      2.49
     Interest-bearing demand accounts ..............       93,560         1,142      1.63         96,268         1,439      2.00
     Money market accounts .........................      455,073         8,105      2.38        468,933         9,197      2.62
     Time deposits .................................    5,194,064       210,318      5.41      4,931,347       204,339      5.53
                                                       ----------    ----------               ----------    ----------
         Total interest-bearing deposits ...........    6,511,903       232,890      4.78      6,286,167       229,679      4.88
     Borrowed funds ................................    1,623,810        69,626      5.73        672,076        31,069      6.18
                                                       ----------    ----------               ----------    ----------
         Total interest-bearing liabilities ........    8,135,713       302,516      4.97      6,958,243       260,748      5.01
                                                       ----------    ----------               ----------    ----------

Noninterest-bearing liabilities:
     Noninterest-bearing deposits ..................      348,287                                319,769
     Other noninterest-bearing liabilities .........       85,092                                 72,336
                                                       ----------                             ----------
         Total noninterest-bearing liabilities .....      433,379                                392,105
                                                          -------                                -------

     Total liabilities .............................    8,569,092                              7,350,348
     Stockholders' equity ..........................    1,349,537                              1,457,421
                                                        ---------                              ---------
         Total Liabilities and Stockholders' Equity..  $9,918,629                             $8,807,769
                                                       ==========                             ==========

Net interest income/net interest rate spread (2) ....                $  206,309      2.01%                  $  190,217      1.93%
                                                                     ==========                             ==========

Net interest-earning assets/net interest margin (3)..  $1,583,461                    2.82%    $1,701,161                    2.92%
                                                       ==========                             ==========

Ratio of interest-earning assets to
     interest-bearing liabilities ...................                               1.19X                                  1.24X

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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000

         General. Net income was $33.5 million for the three month period ended September 30, 2001, an increase of $4.4 million, or 15.1%, from net income of $29.1 million for the three month period ended September 30, 2000. Basic and diluted earnings per common share were $0.35 and $0.34, respectively, for the quarter ended September 30, 2001. Basic and diluted earnings per common share were $0.27 and $0.26, respectively, for the quarter ended September 30, 2000. Our annualized return on average assets for the three month period ended September 30, 2001 was 1.28% compared with 1.29% for the three month period ended September 30, 2000. Our annualized return on average equity for the three month period ended September 30, 2001 was 10.35% compared with 7.97% for the three month period ended September 30, 2000. The increase in the annualized return on average equity reflects the growth in net income and the decrease in stockholders' equity.

         Interest Income. Total interest income increased $17.4 million, or 11.1%, to $173.9 million for the three month period ended September 30, 2001 compared with $156.5 million for the corresponding 2000 period. The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $1.38 billion, or 15.6%, to $10.22 billion for the three month period ended September 30, 2001 compared with $8.84 billion for the three month period ended September 30, 2000. This increase was primarily attributable to a $836.2 million, or 18.4%, increase in the average balance of first mortgage loans, net to $5.39 billion for the three month period ended September 30, 2001 compared with $4.55 billion for the corresponding 2000 period. The average balance of consumer and other loans increased $19.8 million, or 14.5%, to $156.1 million for the three month period ended September 30, 2001 compared with $136.3 million for the corresponding 2000 period. The average balance of mortgage-backed securities increased $1.03 billion, or 32.5%, to $4.20 billion for the three month period ended September 30, 2001 compared with $3.17 billion for the corresponding 2000 period. These increases were offset in part by a decrease in the average balance of investment securities for the three month period ended September 30, 2001 of $664.3 million, or 75.2%, to $219.0 million from $883.3 million for the corresponding 2000 period. The average balance of Federal funds sold increased $111.0 million, or 182.3%, to $171.9 million for the three month period ended September 30, 2001 compared with $60.9 million for the corresponding 2000 period. The average balance of FHLB stock was $81.1 million for the third quarter of 2001, an increase of $52.8 million, or 186.6%, compared with $28.3 million for the third quarter of 2000.

         The above increases in the average balances of interest-earning assets reflect internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to manage interest rate risk. The increase in the average balance of first mortgage loans also reflects the program we established late in 2000 to supplement our loan originations by purchasing a higher volume of first mortgage loans than in previous periods.

         In addition, the growth in the average balance of mortgage-backed securities and the decline in the average balance of investment securities reflects the calls of investment securities during the first nine months of 2001 due to the lower interest rate environment. The increase in the average balance of federal funds sold reflects the initial investment of the proceeds of the calls of investment securities in overnight funds. These funds were subsequently invested in adjustable-rate or higher yielding fixed-rate mortgage-backed securities. The increase in the average balance of FHLB stock reflects the increase in the amount of FHLB stock required to be held by us based on our asset size.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         The increase in interest income, due to the increase in the average balance of interest-earning assets, was partially offset by a 28 basis point decrease in the annualized average yield on interest-earning assets to 6.81% for the three month period ended September 30, 2001 compared with 7.09% for the three month period ended September 30, 2000. The annualized average yield on first mortgage loans, net decreased 9 basis points to 7.30% for the three month period ended September 30, 2001 compared with 7.39% for the corresponding 2000 period. The annualized average yield on mortgage-backed securities decreased 52 basis points to 6.33% for the three month period ended September 30, 2001 compared with 6.85% for the corresponding 2000 period. These decreases in the annualized average yields reflected the lower market interest rate environment in 2001. In the first nine months of 2001, general market interest rates have decreased. These reductions have created a significantly different interest rate environment than the one that existed at December 31, 2000. A continued declining interest rate environment may continue to adversely impact our annualized average yields on interest-earning assets in future periods.

         Interest Expense. Total interest expense increased $8.9 million, or 9.5%, to $102.1 million for the three month period ended September 30, 2001 compared with $93.2 million for the three month period ended September 30, 2000. Interest expense on borrowed funds increased $12.0 million, or 82.8%, to $26.5 million for the three month period ended September 30, 2001 compared with $14.5 million for the corresponding 2000 period. Interest expense on deposits decreased $3.1 million, or 3.9%, to $75.6 million for the three month period ended September 30, 2001 compared with $78.7 million for the corresponding 2000 period.

         The increase in interest expense was attributable to an increase in the average balance of interest-bearing liabilities of $1.56 billion, or 21.9%, to $8.69 billion for the three month period ended September 30, 2001 compared with $7.13 billion for the three month period ended September 30, 2000. The increase in the average balance of total interest-bearing liabilities primarily resulted from an increase in the average balance of borrowed funds of $998.4 million, or 109.6%, to $1.91 billion for the three month period ended September 30, 2001 compared with $910.9 million for the corresponding 2000 period. The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management strategy. The increase also reflects our decision to use borrowed funds, because they continue to have a lower incremental cost than our originated time deposit products.

         The increase in the average balance of interest-bearing liabilities was also attributable to an increase in the average balance of interest-bearing deposits of $558.5 million, or 9.0%, to $6.78 billion for the three month period ended September 30, 2001 compared with $6.22 billion for the corresponding 2000 period. This increase was attributable to an increase in the average balance of time deposits of $544.7 million, or 11.1%, to $5.44 billion for the three month period ended September 30, 2001 compared with $4.89 billion for the three month period ended September 30, 2000. We believe the overall increase in total interest-bearing deposits is due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products and deposit movement among financial institutions due to consolidation within our industry.

         The impact of the increase in the average balance of interest-bearing liabilities was offset in part by a decrease of 54 basis points in the annualized average cost of interest-bearing liabilities to 4.66% for the three month period ended September 30, 2001 from 5.20% for the three month period ended September 30, 2000. The annualized average cost of borrowed funds decreased 84 basis points to 5.50% for the three month period ended September 30, 2001 compared with 6.34% for the corresponding 2000 period. The annualized average cost of interest-bearing deposits decreased 61 basis points to 4.42% for

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

the three month period ended September 30, 2001 compared with 5.03% for the corresponding 2000 period. Within the interest-bearing deposit mix, the annualized average cost of time deposits decreased 80 basis points to 4.95% for the three month period ended September 30, 2001 compared with 5.75% for the corresponding 2000 period.

         The decreases in the annualized average costs of the individual components of interest-bearing liabilities reflected the lower interest rate environment experienced during the first nine months of 2001. However, the lower basis point decrease in the overall annualized cost of total average interest-bearing liabilities, when compared to the individual components, reflected the larger percentage of borrowed funds in our interest-bearing liability mix. These borrowed funds had higher annualized costs than our existing deposit portfolio. In the first nine months of 2001, general market interest rates have decreased. These reductions have created a significantly different interest rate environment than the one that existed at December 31, 2000. A continued declining interest rate environment may continue to positively impact our annualized average cost of interest-bearing liabilities in future periods.

         Net Interest Income. Net interest income increased $8.4 million, or 13.2%, to $71.8 million for the three month period ended September 30, 2001 compared with $63.4 million for the three month period ended September 30, 2000. This increase primarily reflects increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on average total interest-earning assets and the annualized average cost of average total interest-bearing liabilities, increased 26 basis points to 2.15% for the three month period ended September 30, 2001 compared with 1.89% for the corresponding 2000 period. The increase in the net interest spread is primarily due to the lower interest rate environment experienced during 2001 and the fact that our interest-bearing liabilities repriced faster than our interest-earning assets.

         Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 5 basis points to 2.84% for the three month period ended September 30, 2001 compared with 2.89% for the corresponding 2000 period. The decrease in the net interest margin reflected the fact that the average balance of our interest-bearing liabilities grew at a higher rate than the average balance of our interest-earning assets. This was due, in part, to the use of otherwise investable funds to purchase our common stock. This use of funds caused our annualized net interest income to grow at a lesser rate than did our average interest-earning assets.

         Provision for Loan Losses. Our provision for loan losses for the three month period ended September 30, 2001 was $450,000, a decrease of $30,000, or 6.3%, compared with $480,000 for the three month period ended September 30, 2000. The allowance for loan losses increased $1.4 million, or 6.3%, to $23.5 million at September 30, 2001 from $22.1 million at December 31, 2000. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, increased $1.1 million, or 8.5%, to $14.1 million at September 30, 2001 from $13.0 million at December 31, 2000. Net loan recoveries for the third quarter of 2001 were $3,000 compared with loan charge-offs of $13,000 during the third quarter of 2000.

         At September 30, 2001, the ratio of non-performing loans to total loans was 0.25% compared with 0.27% at December 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 166.3% at September 30, 2001 compared with 170.7% at December 31, 2000. The ratio of the allowance for loan losses to total loans was 0.41% at September 30, 2001 compared with 0.45% at December 31, 2000.

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

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, was $1.2 million for the three month periods ended September 30, 2001 and 2000.

         Non-Interest Expense. Total non-interest expense increased $1.5 million, or 7.7%, to $21.1 million for the three month period ended September 30, 2001 compared with $19.6 million for the three month period ended September 30, 2000. The increase was primarily due to an increase in salaries and employee benefits of $0.9 million, or 7.2%, to $13.4 million for the three month period ended September 30, 2001 compared with $12.5 million for the corresponding 2000 period. The increase in salaries and employee benefits reflects routine salary increases and additional expense of our ESOP due to increases in the price of our common stock. Other expenses increased $0.4 million, or 12.9%, to $3.5 million for the three month period ended September 30, 2001 compared with $3.1 million for the corresponding 2000 period, primarily due to increases in expenses related to loan origination and processing.

         Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 28.95% for the third quarter of 2001 compared with 30.40% for the third quarter of 2000. Our ratio of annualized non-interest expense to average assets for the third quarter of 2001 was 0.81% compared with 0.87% for the third quarter of 2000. The decrease in these ratios reflects our efforts to control non-interest expense while growing assets consistent with our capital management strategy.

         Income Taxes. Income tax expense increased $2.5 million, or 16.2%, to $17.9 million for the three month period ended September 30, 2001 compared with $15.4 million for the corresponding 2000 period. This increase was due to the increase in income before income tax expense. Our effective tax rate for the third quarter of 2001 was 34.8% compared with 34.6% for the third quarter of 2000.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000

         General. Net income was $95.1 million for the nine month period ended September 30, 2001, an increase of $8.8 million, or 10.2%, from net income of $86.3 million for the nine month period ended September 30, 2000. Basic and diluted earnings per common share were $0.96 and $0.94, respectively, for the nine months ended September 30, 2001. Basic and diluted earnings per common share were $0.78 for the nine months ended September 30, 2000. Our annualized return on average assets for the nine month period ended September 30, 2001 was 1.28% compared with 1.31% for the nine month period ended September 30, 2000. Our annualized return on average equity for the nine month period ended September 30, 2001 was 9.40% compared with 7.90% for the nine month period ended September 30, 2000. The increase in the annualized return on average equity reflects the growth in net income and the decrease in stockholders' equity.

         Interest Income. Total interest income increased $57.9 million, or 12.8%, to $508.9 million for the nine month period ended September 30, 2001 compared with $451.0 million for the corresponding 2000 period. The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $1.06 billion, or 12.2%, to $9.72 billion for the nine month period ended September 30, 2001 compared with $8.66 billion for the nine month period ended September 30, 2000. This increase was primarily attributable to a $666.1 million, or 15.2%, increase in the average balance of first mortgage loans, net to $5.05 billion for the nine month period ended September 30, 2001 compared with $4.39 billion for the corresponding 2000 period. The average balance of consumer and other loans increased $28.4 million, or 22.6%, to $154.1 million for the nine month period ended September 30, 2001 compared with $125.7 million for the corresponding 2000 period. The average balance of mortgage-backed securities increased $642.8 million, or 20.2%, to $3.82 billion for the nine month period ended September 30, 2001 compared with $3.18 billion for the corresponding 2000 period. These increases were offset in part by a decrease in the average balance of investment securities for the nine month period ended September 30, 2001 of $415.8 million, or 47.2%, to $466.0 million from $881.8 million for the corresponding 2000 period. The average balance of Federal funds sold increased $70.7 million, or 95.3%, to $144.9 million for the nine month period ended September 30, 2001 compared with $74.2 million for the corresponding 2000 period. The average balance of FHLB stock increased $67.5 million to $78.8 million for the nine month period ended September 30, 2001 from $11.3 million for the corresponding 2000 period.

         The above increases in the average balances of interest-earning assets reflect internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to manage interest rate risk. The increase in the average balance of first mortgage loans also reflected the program we established late in 2000 to supplement our loan originations by purchasing a higher volume of first mortgage loans than in previous periods. The growth in the average balance of mortgage-backed securities and the decline in the average balance of investment securities reflects the calls of investment securities during the first nine months of 2001 due to the lower interest rate environment. The increase in the average balance of federal funds sold reflects the initial investment of the proceeds of the calls of investment securities in overnight funds. These funds were subsequently invested in adjustable-rate or higher yielding fixed-rate mortgage-backed securities. The increase in the average balance of FHLB stock reflects the increase in the amount of FHLB stock required to be held by us based on our asset size.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         The increase in interest income was also attributable to a 4 basis point increase in the annualized average yield on interest-earning assets to 6.98% for the nine month period ended September 30, 2001 compared with 6.94% for the nine month period ended September 30, 2000. The annualized average yield on first mortgage loans, net, increased 5 basis points to 7.37% for the nine month period ended September 30, 2001 compared with 7.32% for the corresponding 2000 period. The annualized average yield on mortgage-backed securities increased 4 basis points to 6.64% for the nine month period ended September 30, 2001 compared with 6.60% for the corresponding 2000 period.

         The increase in the annualized average yield on first mortgage loans, net, reflected the higher market interest rate environment in 2000 and the relative stability of our offered mortgage interest rates in the current lower short-term interest rate environment. The increase in the annualized average yield on mortgage-backed securities reflected the higher market interest rates in 2000 and the fact that our portfolio contains predominantly adjustable-rate securities that have annual interest rate adjustment caps. The increase also reflects purchases of higher yielding fixed-rate mortgage-backed securities using funds from recently called investment securities. However, in the first nine months of 2001, general market interest rates have decreased. These reductions have created a significantly different interest rate environment than the one that existed at December 31, 2000. A continued declining interest rate environment may adversely impact our annualized average yields on interest-earning assets in future periods.

         Interest Expense. Total interest expense increased $41.8 million, or 16.0%, to $302.5 million for the nine month period ended September 30, 2001 compared with $260.7 million for the nine month period ended September 30, 2000. Interest expense on borrowed funds increased $38.5 million, or 123.8%, to $69.6 million for the nine month period ended September 30, 2001 compared with $31.1 million for the corresponding 2000 period. Interest expense on deposits increased $3.2 million, or 1.4%, to $232.9 million for the nine month period ended September 30, 2001 compared with $229.7 million for the corresponding 2000 period. The increase in deposit interest expense was primarily attributable to an increase in interest expense on time deposits of $6.0 million, or 2.9%, to $210.3 million for first nine months of 2001 compared with $204.3 million for the corresponding 2000 period.

         The increase in interest expense was attributable to an increase in the average balance of interest-bearing liabilities of $1.18 billion, or 17.0%, to $8.14 billion for the nine month period ended September 30, 2001 compared with $6.96 billion for the nine month period ended September 30, 2000. The increase in the average balance of total interest-bearing liabilities primarily resulted from an increase in the average balance of borrowed funds of $951.7 million, or 141.6%, to $1.62 billion for the nine month period ended September 30, 2001 compared with $672.1 million for the corresponding 2000 period. The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management strategy. The increase also reflects our decision to use borrowed funds, which continue to have a lower incremental cost than our originated time deposit products.

         The average balance of interest-bearing deposits increased $225.7 million, or 3.6%, to $6.51 billion for the nine month period ended September 30, 2001 compared with $6.29 billion for the corresponding 2000 period. The increase in the average balance of interest-bearing deposits was attributable to an increase in the average balance of time deposits of $262.7 million, or 5.3%, to $5.19 billion for the nine month period ended September 30, 2001 compared with $4.93 billion for the corresponding 2000 period. We believe the overall increase in total interest-bearing deposits is due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products and deposit movement among financial institutions due to consolidation within our industry.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         The increase in interest expense was partially off-set by a 4 basis point decrease in the annualized average cost of interest-bearing liabilities to 4.97% for the nine month period ended September 30, 2001 from 5.01% for the nine month period ended September 30, 2000. The annualized average cost of interest-bearing deposits decreased 10 basis points to 4.78% for the nine month period ended September 30, 2001 compared with 4.88% for the corresponding 2000 period. Within the interest-bearing deposit mix, the annualized average cost of time deposits decreased 12 basis points to 5.41% for the nine month period ended September 30, 2001 compared with 5.53% for the corresponding 2000 period. The annualized average cost of our other interest-bearing deposits decreased due to our effort to manage the overall cost of funds. The decrease in the annualized average cost of interest-bearing deposits reflects the lower market interest rate environment in 2001.

         The annualized average cost of borrowed funds decreased 45 basis points to 5.73% for the nine month period ended September 30, 2001 compared with 6.18% for the corresponding 2000 period. The decrease in the annualized average cost of borrowed funds reflected the continued growth in borrowings during the lower interest rate environment of 2001, and the maturing of higher costing short-term borrowings originated in 2000. The decreases in the annualized average costs of the individual components of interest-bearing liabilities reflected the lower interest rate environment experienced during the first nine months of 2001. However, the lower basis point decrease in the overall annualized cost of total average interest-bearing liabilities, when compared to the individual components, reflected the larger percentage of borrowed funds in our interest-bearing liability mix. These borrowed funds had higher annualized costs than our existing deposit portfolio. In the first nine months of 2001, general market interest rates have decreased. These reductions have created a significantly different interest rate environment than the one that existed at December 31, 2000. A continued declining interest rate environment may continue to positively impact our annualized average cost of interest-bearing liabilities in future periods.

         Net Interest Income. Net interest income increased $16.1 million, or 8.5%, to $206.3 million for the nine month period ended September 30, 2001 compared with $190.2 million for the nine month period ended September 30, 2000. This increase primarily reflects increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on average total interest-earning assets and the annualized average cost of average total interest-bearing liabilities, increased 8 basis points to 2.01% for the nine month period ended September 30, 2001 compared with 1.93% for the corresponding 2000 period. The increase in the net interest spread is primarily due to the lower interest rate environment experienced during 2001 and the fact that our interest-bearing liabilities repriced faster than our interest-earning assets.

         Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 10 basis points to 2.82% for the nine month period ended September 30, 2001 compared with 2.92% for the corresponding 2000 period. The decrease in the net interest margin reflected the fact that the average balance of our interest-bearing liabilities grew at a higher rate than the average balance of our interest-earning assets. This was due, in part, to the use of otherwise investable funds to purchase our common stock. This use of funds caused our annualized net interest income to grow at a lesser rate than did our average interest-earning assets.

         Provision for Loan Losses. Our provision for loan losses for the nine month period ended September 30, 2001 was $1.4 million, a decrease of $0.3 million, or 17.6%, compared with $1.7 million for the nine month period ended September 30, 2000. Net loan charge-offs for the first nine months of

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

2001 were $6,000 compared with loan charge-offs of $5,000 during the first nine months of 2000. The decrease in the provision for loan losses reflects the overall stability of our asset quality.

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, was $3.5 million for the nine month periods ended September 30, 2001 and 2000.

         Non-Interest Expense. Total non-interest expense increased $2.9 million, or 5.0%, to $61.4 million for the nine month period ended September 30, 2001 compared with $58.5 million for the nine month period ended September 30, 2000. The increase was primarily due to an increase in salaries and employee benefits of $2.6 million, or 7.1%, to $39.2 million for the nine month period ended September 30, 2001 compared with $36.6 million for the corresponding 2000 period. The increase in salaries and employee benefits reflects routine salary increases and additional expense of our ESOP due to increases in the price of our common stock.

         Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 29.26% for the first nine months of 2001 compared with 30.18% for the first nine months of 2000. Our ratio of annualized non-interest expense to average assets for the first nine months of 2001 was 0.83% compared with 0.88% for the first nine months of 2000. The decrease in these ratios reflects our efforts to control non-interest expense while growing assets consistent with our capital management strategy.

         Income Taxes. Income tax expense increased $4.7 million, or 10.0%, to $51.9 million for the nine month period ended September 30, 2001 compared with $47.2 million for the corresponding 2000 period. The increase in income tax expense is due to the increase in income before income tax expense. Our effective tax rate for the first nine months of 2001 was 35.3% compared with 35.4% for the first nine months of 2000.

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

         Principal repayments on loans were $829.4 million during the first nine months of 2001 compared with $382.7 million for the corresponding 2000 period. Principal payments received on mortgage-backed securities totaled $1.16 billion during the first nine months of 2001 compared to $496.2 million during the corresponding 2000 period. The increase in payments on loans and mortgage-backed securities reflected the lower market interest rate environment during the first nine months of 2001, which caused an increase in prepayment activity. It also reflects the growth in those portfolios, thus a larger base from which to receive payments. Maturities and calls of investment securities totaled $832.5 million during the first nine months of 2001 compared with maturities and calls of $0.7 million during the corresponding 2000 period. The higher amount of calls during the first nine months of 2001 was due to the lower interest rate environment.

         For the nine month periods ended September 30, 2001 and 2000, we borrowed funds of $900.0 million and $1.70 billion, respectively, through the use of securities sold under agreements to repurchase. Additionally, we borrowed $250.0 million for the nine month period ended September 30, 2001 through the use of Federal Home Loan Bank advances. An advance from the FHLB utilizes our mortgage portfolio as collateral. Principal payments on borrowed funds during the first nine months of 2001 were $400.0 million compared with principal payments of $900.0 million during the corresponding 2000 period. The net increase in borrowed funds during the first nine months of 2001 of $750.0 million was used to fund asset growth through our capital management strategy. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread. The increase also reflects our decision to use borrowed funds, which have recently had a lower incremental cost than our originated time deposit products. Borrowed funds scheduled to mature within one year were $200.0 million at September 30, 2001.

         Total deposits increased $838.2 million during the first nine months 2001 compared with a decrease of $154.3 million during the first nine months of 2000. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, and other factors. We believe the increase in total deposits in 2001 is due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products and deposit movement among financial institutions due to consolidation within our industry. Time deposit accounts scheduled to mature within one year were $5.09 billion at September 30, 2001. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. We originated and purchased total loans of approximately $1.20 billion and $518.1 million, respectively, during the first nine months of 2001 compared with $806.7 million and $84.2 million, respectively, during the corresponding 2000 period. The increase is primarily due to the lower market interest rate environment during the first nine months of 2001, which caused an increase in prepayments and refinancings. Additionally, to supplement our loan originations, we established late in 2000 a program to purchase a higher volume of first mortgage loans than in previous periods.

         Purchases of mortgage-backed securities during the first nine months of 2001 were $2.45 billion compared with $637.5 million during the first nine months of 2000. Of the mortgage-backed securities purchased in 2001, $1.57 billion were real estate mortgage investment conduits ("REMIC") compared with no such purchases in 2000. The REMIC purchases in 2001 have fixed interest rates and generally had shorter average lives compared with alternate mortgage-backed security investments available at the time of purchase. The increase in purchases of mortgage-backed securities is related to the increase in prepayment activity due to the lower market interest rate environment in the first nine months of 2001. This increase also reflects the reinvestment of the proceeds from the calls of investment securities received during the first nine months of 2001. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During the first nine months of 2001 we purchased $7.5 million of FHLB common stock, which brings our total investment in FHLB stock to $81.1 million, the amount we are currently required to hold based on our asset size.

         During the first nine months of 2001, the recognition and retention plan purchased 57,418 additional shares of common stock at a cost of $1.2 million. The purchase of 21,100 of these shares was due to additional awards made in 2001. The remaining 36,318 shares purchased were not allocated to employees at September 30, 2001.

         Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first nine months of 2001, we purchased 12,142,300 shares of common stock at an aggregate cost of $258.5 million. During the first nine months of 2000, we purchased 1,549,000 shares of common stock at an aggregate cost of $25.6 million. At September 30, 2001, there were 672,734 shares remaining to be repurchased under the existing stock repurchase program.

         At September 30, 2001, Hudson City Savings had outstanding loan commitments to borrowers of approximately $169.8 million, commitments to purchase loans of approximately $106.3 million and available home equity and overdraft lines of credit of approximately $71.0 million. We also had commitments to purchase mortgage-backed and investment securities at September 30, 2001 of $185.7 million.

         Cash dividends declared and paid during the first nine months of 2001 were $33.2 million compared with $22.2 million during the first nine months of 2000. The dividend pay-out ratios for the nine month periods ending September 30, 2001 and 2000, were 34.38% and 25.64%, respectively. On October 11, 2001, the Board of Directors declared a quarterly cash dividend of fourteen cents ($0.14) per common share. The dividend is payable on December 3, 2001 to stockholders of record at the close of business on November 9, 2001.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         We do not anticipate any material capital expenditures nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

         At September 30, 2001, we exceeded each of the applicable regulatory capital requirements of the Federal Reserve Bank and the Federal Deposit Insurance Corporation. The following table presents the regulatory ratios of Hudson City Savings Bank and Hudson City Bancorp.

                                                          REGULATORY REQUIREMENTS
                                                          -----------------------
                             ACTUAL AT           MINIMUM CAPITAL         CLASSIFICATION AS
                        SEPTEMBER 30, 2001          ADEQUACY             WELL-CAPITALIZED
                        ------------------          --------             ----------------
                         AMOUNT     RATIO        AMOUNT      RATIO       AMOUNT      RATIO
                         ------     -----        ------      -----       ------      -----
                                             (DOLLARS IN THOUSANDS)
Bank
Leverage (Tier 1)
       capital ......  $1,194,025    11.44%    $  417,477     4.00%    $  521,846     5.00%
Risk-based capital:
       Tier 1 .......   1,194,025    33.29        143,467     4.00        215,200     6.00
       Total ........   1,217,513    33.95        286,934     8.00        358,667    10.00

Bancorp
Leverage (Tier 1)
       capital ......  $1,278,167    12.25%    $  417,498     4.00%    $  521,872     5.00%
Risk-based capital:
       Tier 1 .......   1,278,167    35.64        143,467     4.00        215,201     6.00
       Total  .......   1,301,655    36.29        286,934     8.00        358,668    10.00

         The staff of Hudson City Savings Bank would like to take this opportunity to offer their deepest condolences to those who sorrow as a result of the recent terrorist attacks. We also wish to pay homage to those laboring long hours to relieve the suffering of the victims and their families. Currently, there does not appear to be any significant impact on our operations due to the September 11, 2001 attacks. At this time, we are unable to determine if there will be any long-term impact on our operations or market area.


Item 3. - Quantitative and Qualitative Disclosures About Market Risk

         Quantitative and qualitative disclosure about market risk is presented as of December 31, 2000 in Hudson City Bancorp's Annual Report on Form 10-K. The following is an update of the discussion provided therein.

         General. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, concentrated in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2001 and did not have any such hedging transactions in place at September 30, 2001. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         Interest Rate Risk Compliance. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2000. The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2001. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

                                                                PRESENT VALUE OF EQUITY
                                                                 AS PERCENT OF PRESENT
                           PRESENT VALUE OF EQUITY                  VALUE OF ASSETS
                           -----------------------                  ---------------
  CHANGE IN        DOLLAR         DOLLAR            PERCENT        PRESENT      PERCENT
INTEREST RATES     AMOUNT         CHANGE            CHANGE       VALUE RATIO     CHANGE
--------------     ------         ------            ------       -----------     ------
(BASIS POINTS)                          (DOLLARS IN THOUSANDS)
          200    $1,043,378     $(444,530)          (29.88)%          10.14%     (25.00)%
          150     1,176,933      (310,975)          (20.90)           11.24      (16.86)
          100     1,298,908      (189,000)          (12.70)           12.19       (9.84)
           50     1,417,940       (69,968)           (4.70)           13.07       (3.33)
            0     1,487,908             -             -               13.52        -
          (50)    1,464,246       (23,662)           (1.59)           13.22       (2.22)
         (100)    1,394,922       (92,986)           (6.25)           12.55       (7.17)
         (150)    1,343,739      (144,169)           (9.69)           12.03      (11.02)
         (200)    1,283,710      (204,198)          (13.72)           11.44      (15.38)

         In the decreasing interest rate environments presented above, the decreases in the present value of equity, compared with the changes in the present value of equity that existed at December 31, 2000, are in part due to the planned growth of borrowed funds with longer maturities. This lengthening of maturities is a result of the current lower interest rate environment.

         GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2001 which we anticipate to reprice or mature in each of the future time periods shown. We have excluded non-accrual loans of $9,005,000 from the table. The decrease in our cumulative one-year gap as a percent of total assets to negative 16.1% at September 30, 2001 from negative 21.0% at December 31, 2000 is primarily due to maturing borrowed funds being refinanced longer-term, accelerated prepayment assumptions for first mortgage loans and mortgage-backed securities due to the current lower interest rate environment, and the overall growth in our assets during the first nine months of 2001.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                        AT SEPTEMBER 30, 2001
                                    ---------------------------------------------------------------------------------------------
                                                                                MORE THAN     MORE THAN
                                                   MORE THAN      MORE THAN     TWO YEARS    THREE YEARS
                                    SIX MONTHS    SIX MONTHS     ONE YEAR TO    TO THREE       TO FIVE      MORE THAN
                                     OR LESS      TO ONE YEAR     TWO YEARS       YEARS         YEARS       FIVE YEARS      TOTAL
                                     -------      -----------     ---------       -----         -----       ----------      -----
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
  First mortgage loans ..........  $   537,924    $   567,058    $   765,780    $ 686,266    $  797,649    $ 2,238,830   $ 5,593,507
  Consumer and other loans ......       31,539            717          2,570        5,542        16,744         98,994       156,106
  Federal funds sold ............       93,900             --             --           --            --             --        93,900
  Mortgage-backed securities ....    1,243,958      1,246,263        536,845      307,246       249,244        977,861     4,561,417
  FHLB  stock ...................       81,149             --             --           --            --             --        81,149
  Investment securities .........       25,050            660            148           --         5,733        113,285       144,876
                                   -----------    -----------    -----------    ---------    ----------    -----------   -----------
    Total interest-
      earning assets ............    2,013,520      1,814,698      1,305,343      999,054     1,069,370      3,428,970    10,630,955
                                   -----------    -----------    -----------    ---------    ----------    -----------   -----------

Interest-bearing liabilities:
  Savings accounts ..............       25,410         20,024        195,641      234,769       156,513        156,513       788,870
  Interest-bearing
    demand accounts .............        2,333          2,334         23,335       28,002        18,668         18,668        93,340
  Money market accounts .........      110,870        110,871        119,668      121,624         7,819          7,820       478,672
  Time deposits .................    3,840,000      1,254,414        565,042       53,575        14,725             --     5,727,756
  Borrowed funds ................      200,000             --         50,000       50,000       200,000      1,500,000     2,000,000
                                   -----------    -----------    -----------    ---------    ----------    -----------   -----------
    Total interest-
      bearing liabilities .......    4,178,613      1,387,643        953,686      487,970       397,725      1,683,001     9,088,638
                                   -----------    -----------    -----------    ---------    ----------    -----------   -----------


Interest rate sensitivity gap ...  $(2,165,093)   $   427,055    $   351,657    $ 511,084    $  671,645    $ 1,745,969   $ 1,542,317
                                   ===========    ===========    ===========    =========    ==========    ===========   ===========


Cumulative interest rate
  sensitivity gap ...............  $(2,165,093)   $(1,738,038)   $(1,386,381)   $(875,297)   $ (203,652)   $ 1,542,317
                                   ===========    ===========    ===========    =========    ==========    ===========


Cumulative interest rate
  sensitivity gap as a percent
  of total assets ...............       (20.02)%       (16.07)%       (12.82)%      (8.09)%       (1.88)%       14.26%

Cumulative interest-earning
  assets as a percent of
  interest-bearing liabilities ..        48.19%         68.78%         78.74%       87.51%        97.25%       116.97%

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


Item 2. - Changes in Securities and Use of Proceeds
         Not applicable.


Item 3. - Defaults Upon Senior Securities
         Not applicable.


Item 4. - Submission of Matters to a Vote of Security Holders
         No matter was submitted during the quarter ended September 30, 2001 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.


Item 5. - Other Information
         Not applicable.


Item 6. - Exhibits and Reports on Form 8-K

         (a)      Not applicable

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Hudson City Bancorp, Inc.




Date: November 9, 2001                By:  /s/ Leonard S. Gudelski
                                           -------------------------------------
                                           Leonard S. Gudelski
                                           Chairman and Chief Executive Officer





Date: November 9, 2001                By:  /s/ Ronald E. Hermance, Jr.
                                           -------------------------------------
                                           Ronald E. Hermance, Jr.
                                           President and Chief Operating Officer
                                           (principal financial officer)