Form 10-K
period 2001-12-31
HUDSON CITY BANCORP INC
filed 2002-03-28
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:                        DECEMBER 31, 2001


[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________

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

                         Common Stock, $0.01 par value
                                (Title of Class)

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


                                    Yes [ ]        No [X]

      As of March 25, 2002, the registrant had 115,638,300 shares of common stock, $0.01 par value, issued and 98,541,910 shares outstanding. Of such shares outstanding, 61,288,300 shares were held by Hudson City, MHC, the registrant's mutual holding company and 37,253,610 shares were held by the public and directors, officers and employees of the registrant. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 2002 was $961,755,000. This figure was based on the closing price by the Nasdaq National Market for a share of the registrant's common stock, which was $31.50 as reported in the Wall Street Journal on March 26, 2002.

      Documents Incorporated by Reference: Portions of the definitive Proxy Statement dated April 10, 2002 in connection with the Annual Meeting of Stockholders to be held on May 10, 2002 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about April 10, 2002, are incorporated by reference into Part III.

                            HUDSON CITY BANCORP, INC.

                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I
       Item 1  Business ...................................................            2

       Item 2  Properties .................................................           44

       Item 3  Legal Proceedings ..........................................           44

       Item 4  Submission of Matters to a Vote of Security Holders ........           44

PART II

       Item 5  Market for Registrant's Common Equity and Related Stockholder
               Matters.....................................................           45

       Item 6  Selected Financial Data ....................................           46

       Item 7  Management's Discussion and Analysis of Financial Condition
               and Results Of Operations ..................................           48

       Item 7a Quantitative and Qualitative Disclosures About Market
               Risk .......................................................           70

       Item 8  Financial Statements and Supplementary Data ................           71

       Item 9  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure ...................................          102
PART III
       Item 10 Directors and Executive Officers of the Registrant .........          102


       Item 11 Executive Compensation .....................................          102

       Item 12 Security Ownership of Certain Beneficial Owners and
               Management .................................................          102

       Item 13 Certain Relationships and Related Transactions .............          103

PART IV

       Item 14 Exhibits, Financial Statement Schedules and Reports on Form
               8-K ........................................................          104
SIGNATURES ................................................................          107

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


                                     PART I

ITEM 1.  BUSINESS.

      Hudson City Bancorp is a Delaware corporation organized in 1999 and is registered as a bank holding company with the Federal Reserve Board ("FRB"). Hudson City Bancorp serves as the holding company of its only subsidiary, Hudson City Savings Bank. A majority of the outstanding shares of Hudson City Bancorp's common stock are owned by Hudson City, MHC. Hudson City Bancorp's executive offices are located at West 80 Century Road, Paramus, New Jersey 07652 and our telephone number is (201) 967-1900.

      On July 13, 1999, Hudson City Savings converted and reorganized from a New Jersey chartered mutual savings bank into a two-tiered mutual savings bank holding company structure and became a wholly-owned subsidiary of Hudson City Bancorp. Hudson City Bancorp sold 54,350,000 shares of its common stock to the public, representing 47% of the then outstanding shares, at $10.00 per share and received net proceeds of $527.6 million. Hudson City Bancorp contributed 50% of the net proceeds from the initial public offering ("IPO") to Hudson City Savings. An additional 61,288,300 shares, or 53% of the then outstanding shares of Hudson City Bancorp, were issued to Hudson City, MHC. At December 31, 2001, as a result of stock repurchases, Hudson City, MHC owned 61.8% of Hudson City Bancorp.

      As part of our reorganization in structure, Hudson City Savings organized Hudson City, MHC as a New Jersey chartered mutual savings bank holding company which is registered as a bank holding company with the Federal Reserve Board. Hudson City, MHC's principal assets are the shares of common stock of Hudson City Bancorp it received in the reorganization, the $200,000 it received as its initial capitalization and the cash dividends it receives on the shares of Hudson City Bancorp common stock it owns. Hudson City, MHC does not engage in any business activity other than its investment in a majority of the common stock of Hudson City Bancorp and the management of any cash dividends received from Hudson City Bancorp. Federal and state law and regulations require that as long as Hudson City, MHC is in existence it must own a majority of Hudson City Bancorp's common stock.

      Hudson City Savings is a New Jersey chartered stock savings bank, chartered in 1868. We are the largest savings bank by asset size headquartered in New Jersey. Our deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). We are examined and regulated by the Department of Banking and Insurance of the State of New Jersey and the FDIC.

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


MARKET AREA

      We conduct our operations out of our executive office in Paramus, Bergen County, New Jersey, and 81 branches located in 14 counties throughout the State of New Jersey: Atlantic, Bergen, Burlington, Camden, Essex, Gloucester, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Union and Warren. We operate in three primary markets: northern New Jersey, the New Jersey shore, and southwestern New Jersey in the suburbs of Philadelphia. Overall, the counties in which we operate reflect approximately 80% of the entire population of New Jersey, providing us with access to a large base of potential customers.

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

      Our future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment. The slower economic conditions and periods of recession experienced during 2001 did not impact our recent loan demand or growth opportunities, but has moderately affected our loan delinquencies. We believe that we have developed lending products and marketing strategies to address the diverse credit-related needs of the residents in our market area.

COMPETITION

      We face intense competition both in making loans and attracting deposits. New Jersey has a high concentration of financial institutions, many of which are branches of large money center and regional banks which have resulted from the consolidation of the banking industry in New Jersey and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide such as insurance products, trust services or investment services. Customers who seek "one stop shopping" may be drawn to these institutions.

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


LENDING ACTIVITIES

      Loan Portfolio Composition. Our loan portfolio primarily consists of one-to four-family residential first mortgage loans. To a lesser degree, the loan portfolio includes consumer and other loans, including home equity credit lines and fixed-rate second mortgage loans. We have not originated commercial real estate loans or loans secured by multi-family residences since the early 1980's and we do not originate construction loans. We stopped originating commercial/industrial business loans in 1993, although we have the legal authority to make such loans. From time-to-time, we purchase participation interests in multi-family and commercial first mortgage loans, and commercial loans through community-based organizations. These loans amounted to $2.5 million at December 31, 2001.

      At December 31, 2001, we had total loans of $5.97 billion, of which $5.82 billion, or 97.5%, were first mortgage loans. Of residential mortgage loans outstanding at that date, 72.2% were fixed-rate mortgage loans and 27.8% were variable-rate, or ARM, loans. Commercial real estate and multi-family mortgage loans outstanding at December 31, 2001 totaled $2.5 million, or 0.04% of total loans. The remainder of our loans at December 31, 2001, amounting to $149.4 million, or 2.5% of total loans, consisted of consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines. We also offer guaranteed student loans through the Student Loan Marketing Association ("SallieMae") "Loan Referral Program."

      Our loans are subject to federal and state laws and regulations. The interest rates we charge on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

      The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.


                                                                                      AT DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                         2001                       2000                  1999
                                                  ---------------------    ---------------------    ---------------------
                                                              PERCENT                  PERCENT                  PERCENT
                                                   AMOUNT     OF TOTAL      AMOUNT     OF TOTAL      AMOUNT     OF TOTAL
                                                  ---------   ---------    ---------   ---------    ---------   ---------
                                                                                 (DOLLARS IN THOUSANDS)
FIRST MORTGAGE LOANS:
     One- to
     four-family ..........                      $5,664,973      94.93%   $4,607,891      94.56%   $4,126,153      95.82%
     FHA/VA ...............                         151,203       2.53       112,937       2.32        66,150       1.54
     Multi-family and
         commercial .......                           2,548       0.04         2,380       0.05         2,131       0.05
                                                  ---------  ---------     ---------  ---------     ---------  ---------

         Total first
         mortgage
            loans .........                       5,818,724       97.50    4,723,208       96.93    4,194,434       97.41
                                                  ---------   ---------    ---------   ---------    ---------   ---------

CONSUMER AND OTHER LOANS:
     Fixed-rate second
         mortgages ........                         115,244        1.93      118,319        2.43       82,913        1.93
     Home equity credit
         lines ............                          32,715        0.55       29,119        0.60       26,321        0.61
     Guaranteed student ...                              --          --           --          --          146          --
     Other ................                           1,488        0.02        2,094        0.04        2,061        0.05
                                                  ---------   ---------    ---------   ---------    ---------   ---------

         Total consumer and
            other loans ...                         149,447        2.50      149,532        3.07      111,441        2.59
                                                  ---------   ---------    ---------   ---------    ---------   ---------


            Total loans ...                       5,968,171      100.00%   4,872,740      100.00%   4,305,875      100.00%
                                                              =========                =========                =========

LESS:
     Deferred loan fees ...                          12,060                    9,555                  10,631
     Allowance for loan
         losses ...........                          24,010                   22,144                   20,010
                                                     ------                   ------                   ------

         Net loans ........                      $5,932,101               $4,841,041               $4,275,234
                                                 ===========              ==========               ==========

                                                                                               AT DECEMBER 31,
                                                                           -----------------------------------------------
                                                                                   1998                      1997
                                                                            ---------------------    ---------------------
                                                                                         PERCENT                  PERCENT
                                                                            AMOUNT       OF TOTAL    AMOUNT      OF TOTAL
                                                                            ---------   ---------    ---------   ---------
                                                                                                (DOLLARS IN THOUSANDS)
FIRST MORTGAGE LOANS:
     One- to
     four-family ..........                                                $3,516,947      96.10%   $3,327,371      96.07%
     FHA/VA ...............                                                    52,958       1.45        45,868       1.32
     Multi-family and
         commercial .......                                                     2,911       0.08         3,553       0.10
                                                                            ---------  ---------     ---------  ---------

         Total first
         mortgage
            loans .........                                                 3,572,816       97.63    3,376,792       97.49
                                                                            ---------   ---------    ---------   ---------

CONSUMER AND OTHER LOANS:
     Fixed-rate second
         mortgages ........                                                    56,118        1.53       50,198        1.45
     Home equity credit
         lines ............                                                    28,045        0.77       30,211        0.87
     Guaranteed student ...                                                       216        0.01        4,315        0.12
     Other ................                                                     2,212        0.06        2,287        0.07
                                                                            ---------   ---------    ---------   ---------

         Total consumer and
            other loans ...                                                    86,591        2.37       87,011        2.51
                                                                            ---------   ---------    ---------   ---------


            Total loans ...                                                 3,659,407      100.00%   3,463,803      100.00%
                                                                                        =========                 =======

LESS:
     Deferred loan fees ...                                                    11,146                  12,076
     Allowance for loan
         losses ...........                                                    17,712                  15,625
                                                                               ------                  ------

         Net loans ........                                                $3,630,549               $3,436,102
                                                                           ==========               ==========

         Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2001. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $1.28 billion for 2001, $475.9 million for 2000 and $720.7 million for 1999.


                                               AT DECEMBER 31, 2001
                                 -----------------------------------------
                                 FIRST MORTGAGE    CONSUMER AND
                                      LOANS        OTHER LOANS       TOTAL
                                      -----       -----------        -----
                                                      (IN THOUSANDS)

AMOUNTS DUE:
      One year or less .........   $      1,254   $        953   $      2,207
                                   ------------   ------------   ------------

      After one year:
          One to three years ...          6,282          8,409         14,691
          Three to five years ..         17,220         15,113         32,333
          Five to ten years ....        409,587         38,464        448,051
          Ten to twenty years ..        950,323         86,508      1,036,831
          Over twenty years ....      4,434,058             --      4,434,058
                                     ------------   ------------  -----------

             Total due after one
             year ...............     5,817,470        148,494      5,965,964
                                     ------------   ------------  -----------

             Total loans .......   $  5,818,724   $    149,447      5,968,171
                                   ============   ============
LESS:
      Deferred loan fees .......                                       12,060
      Allowance for loan losses                                        24,010
                                                                 ------------

             Net loans .........                                 $  5,932,101
                                                                 ============

         The following table presents, as of December 31, 2001, the dollar amount of all loans due after December 31, 2002, and whether these loans have fixed interest rates or adjustable interest rates.

                                                DUE AFTER DECEMBER 31, 2002
                                          -------------------------------------
                                             FIXED      ADJUSTABLE     TOTAL
                                           ----------   ----------   ----------
                                                       (IN THOUSANDS)

First mortgage loans ...................   $4,197,913   $1,619,557   $5,817,470
Consumer and other loans ...............      115,025       33,469      148,494
                                           ----------   ----------   ----------

          Total loans due after one year   $4,312,938   $1,653,026   $5,965,964
                                           ==========   ==========   ==========

         The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           2001           2000             1999
                                                       ----------       ----------       ----------
                                                                      (IN THOUSANDS)
TOTAL LOANS:
      Balance outstanding at beginning of period       $4,872,740       $4,305,875       $3,659,407
                                                       ----------       ----------       ----------

ORIGINATIONS:
      First mortgage loans .....................        1,523,192          895,074        1,268,875
      Consumer and other loans .................           64,238           73,799           59,687
                                                       ----------       ----------       ----------

          Total originations ...................        1,587,430          968,873        1,328,562
                                                       ----------       ----------       ----------

PURCHASES:
      One- to four-family first mortgage loans .          794,881           55,372           53,279
      FHA/VA first mortgage loans ..............           62,356           54,931           21,528
      Other first mortgage loans ...............              401              430              162
                                                       ----------       ----------       ----------

          Total purchases ......................          857,638          110,733           74,969
                                                       ----------       ----------       ----------

LESS:
      Principal payments:
          First mortgage loans .................        1,281,989          475,905          720,671
          Consumer and other loans .............           64,323           35,447           34,468
                                                       ----------       ----------       ----------

             Total principal payments ..........        1,346,312          511,352          755,139
                                                       ----------       ----------       ----------

      Transfers to foreclosed real estate ......              747            1,126            1,555
      Loan sales ...............................            2,578              263              369
                                                       ----------       ----------       ----------

          Balance outstanding at end of period .       $5,968,171       $4,872,740       $4,305,875
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

         Late in 2000, we established a wholesale loan purchase program designed principally to supplement our retail loan origination production, which is currently being done solely within the state of New Jersey. An additional benefit from the purchase of whole loans involves our desire to diversify assets outside our local market area, thus providing a safeguard against economic trends that might affect one particular area of the nation. Through this program, we expect to obtain assets with a relatively low overhead cost, minimize related servicing costs, and supplement loan demand in our local lending areas. We have developed written standard operating guidelines relating to the purchasing of these assets. These guidelines include the evaluation and approval process of the various sellers, primarily large national mortgage loan seller/servicers, from whom we choose to buy whole loans, the types of whole loans, acceptable property locations and maximum interest rate variances. We have also developed comprehensive due diligence procedures, which include substantially the same underwriting standards employed in our own loan origination process, to be utilized in evaluating the loan quality of the various packages.


         The servicing of purchased loans are governed by the servicing agreement entered into with each servicer. Oversight of the servicer is maintained by us through review of all reports, remittances and non-performing loan ratios with appropriate further action taken as required. These operating guidelines should provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. We purchased first mortgage loans of $857.6 million in 2001.

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

         We currently offer loans that conform to underwriting standards that are based on standards specified by FannieMae ("conforming loans"), non-conforming loans, and loans processed as limited documentation loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities up to 30 years. The non-conforming loans generally follow FannieMae guidelines except for the loan amounts. FannieMae guidelines limit loans to $300,700; our non-conforming loans may exceed such limits. The average size of our one- to four-family mortgage loans originated in 2001 was approximately $298,000. The overall average size of our one- to four-family first mortgage loans was approximately $186,000 at December 31, 2001. We are an approved seller/servicer for FannieMae and an approved servicer for FreddieMac. We generally hold loans for our portfolio. However, from time to time, we have sold loans in the secondary market. We sold $2.6 million of first mortgage loans in 2001.

         Our originations of first mortgage loans amounted to $1.52 billion in 2001, $895.1 million in 2000 and $1.27 billion in 1999. In 2001 and 1999, a significant number of our first mortgage loan originations were the result of refinancing of our existing loans due to the relatively low interest rate levels during those times. In 2000, with relatively higher interest rates, refinancing of existing mortgages declined. Total refinancing of our existing first mortgage loans were as follows:

                                                       PERCENT OF
                                                     FIRST MORTGAGE
                               AMOUNT               LOAN ORIGINATIONS
                            --------------          -----------------
                            (IN MILLIONS)
2001........                   $ 272.4                 17.9%
2000........                      20.1                  2.2
1999........                     212.3                 16.7


         In April 2001, we began to allow certain customers to modify their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to a low interest rate environment. The modification allows adjustment of the existing interest rate to the currently offered fixed interest rate product with a similar term, for a fee, after past payment performance is reviewed. In general, all other terms and conditions of the existing mortgage remain the same. In 2001, we modified $169.5 million of existing mortgage loans.

         We offer a variety of variable-rate and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. Except for loans to low- to moderate-income home mortgage applicants, described below, loans on owner-occupied one-to four-family homes of up to $500,000 are subject to a maximum loan-to-value ratio of 80%. However, we make loans in amounts up to $400,000 with a 95% loan-to-value ratio and loans in excess of $400,000 and less than $500,000 with a 90% loan-to-value ratio if the borrower obtains private mortgage insurance. Loan-to-value ratios of 80% or less are also required for one- to four-family loans in excess of $500,000 and less than $750,000. Loans in excess of $750,000 and up to $1,000,000 are subject to a maximum 70% loan-to-value ratio. Loan-to-value ratios of 60% or less are required for one- to four-family loans in excess of $1,000,000 and less than $1,500,000.

         We currently offer fixed-rate mortgage loans in amounts up to $1.5 million with a maximum term of 30 years secured by one- to four-family residences. We price our interest rates on fixed rate loans to be competitive in light of market conditions.

         We currently offer a variety of ARM loans secured by one- to four-family residential properties that initially adjust after one year, five years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that we currently originate have a maximum 30-year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year ("constant treasury maturity index") and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. In the current rate environment, where the yield curve is relatively steep, the ARM loans we offer have initial interest rates above the fully indexed rate. The loans originated with initial interest rates above the fully indexed rate may reprice down at their initial interest reset date, which could adversely effect our net interest income. As of December 31, 2001, the initial offered rate on these loans was 125 to 200 basis points above the current fully indexed rate. We originated $152.4 million of one- to four-family ARM loans in 2001. At December 31, 2001, 27.8% of our one- to four-family mortgage loans consisted of ARM loans.

         The retention of ARM loans in our loan portfolio helps reduce our exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise, which increases the potential for default. The marketability of the underlying property also may be adversely affected. In order to minimize risks, we evaluate borrowers of one-year ARM loans based on their ability to repay the loans at the higher of the initial interest rate or the fully indexed rate. All other loan products are evaluated at the offered rate. In an effort to further reduce interest rate risk, we have not in the past, nor do we currently, originate ARM loans which provide for negative amortization of principal.

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

         In addition to our standard mortgage and consumer credit products, since 1992, we have developed mortgage programs designed to address the credit needs of low- to moderate-income home mortgage applicants, first-time home buyers and low- to moderate-income home improvement loan applicants. We define low- to moderate-income applicants as borrowers residing in low- to moderate-income census tracts or households with income not greater than 80% of the median income in the county where the subject property is located. Our low- to moderate-income home improvement loans are discussed under "-- Consumer Loans." Among the features of the low- to moderate-income home mortgage and first-time home buyer's programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For instance, certain of these programs currently provide for loans with up to 95% loan-to-value ratios and rates which are 50 to 75 basis points lower than our traditional mortgage loans. In 2001, we provided $80.2 million in mortgage loans to home buyers under these programs.

         Consumer Loans. At December 31, 2001, $149.4 million, or 2.5%, of our total loans consisted of consumer and other loans, primarily home equity credit lines and fixed-rate second mortgage loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. Consumer loans also carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

         We offer fixed-rate second mortgage loans in amounts up to $200,000 secured by owner-occupied one- to four-family residences for terms of up to 20 years. At December 31, 2001 these loans totaled $115.2 million, or 1.9% of total loans. Interest rates on fixed-rate second mortgage loans are periodically set by our Consumer Loan Department based on market conditions. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property.

         We also offer fixed-rate second mortgage loans to low- to moderate-income borrowers in amounts up to $20,000. The borrower must use a portion of the loan proceeds for home improvements or the satisfaction of an existing obligation. The underwriting standards under this program are similar to those for standard second mortgage loans, except that the combined maximum loan-to-value ratio is 90%.

         Our home equity credit line loans, which totaled $32.7 million, or 0.6% of total loans at December 31, 2001, are adjustable-rate loans secured by a second mortgage on owner-occupied one-to four-family residences located in the State of New Jersey. Current interest rates on home equity credit lines are based on the "prime rate" as published in the "Money Rates" section of The Wall Street Journal (the "Index"). Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100 whichever is greater. The maximum credit line available is $200,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.

         In the past, we offered commercial/industrial loans primarily for business investment, business expansion and working capital requirements, generally to businesses located within our market areas. We do not originate such loans, except occasionally to community-based organizations. At December 31, 2001 we had commercial/industrial loans totaling $393,000. Other consumer loans totaled $1.1 million at December 31, 2001 and consisted of collateralized passbook loans, overdraft protection loans, automobile loans and unsecured personal loans. We no longer originate student loans, but offer guaranteed student loans through the SallieMae "Loan Referral Program."

         Loan Approval Procedures and Authority. Our lending policies provide that loans up to $500,000 can be approved by two officers of the Mortgage Origination department, one of whom must have the title of at least Vice President. Loans in excess of $500,000 require the approval of two officers, one of whom must have the title of at least Vice President, as well as our Senior Vice President-Lending, Chief Executive Officer or Chief Operating Officer. Home equity credit lines and fixed-rate second mortgage loans in principal amounts of $25,000 or less are approved by one of our designated loan underwriters. Home equity loans in excess of $25,000, up to the $200,000 maximum, are approved by an underwriter and either our Consumer Loan Officer, Senior Vice President-Lending, Chief Executive Officer or Chief Operating Officer. A listing of loan approvals is entered into the minutes of the Executive Committee of the Board of Directors.

         The following describes our current lending procedures. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and, except for loans originated as limited documentation loans, we verify certain other information. If necessary, we obtain additional financial or credit-related information. We require an appraisal for all mortgage loans, except for some loans made to refinance existing mortgage loans. Appraisals may be performed by our in-house appraisal department or by licensed or certified third-party appraisal firms. Currently most appraisals are performed by third-party appraisers and are reviewed by our in-house appraisal department. We require title insurance on all mortgage loans, except for home equity credit lines and fixed-rate second mortgage loans. For these loans, we require evidence of previous title insurance. We require borrowers to obtain hazard insurance and we may require borrowers to obtain flood insurance prior to closing. We require borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, flood insurance and private mortgage insurance premiums, if required.

ASSET QUALITY

         One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of owned properties, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our concentration on one- to four-family mortgage lending, our maintenance of sound credit standards for new loan originations and relatively favorable real estate market conditions have resulted in relatively low delinquency ratios. These factors have helped strengthen our financial condition.

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

         We send foreclosure notices when a loan is 90 days delinquent and we transfer the loan to the foreclosure/bankruptcy section for referral to legal counsel. We commence foreclosure proceedings if the loan is not brought current between the 90th and 120th day of delinquency unless specific limited circumstances warrant an exception. We hold property foreclosed upon as foreclosed real estate. We carry foreclosed real estate at the lower of fair market value less estimated selling costs, or at cost. If a foreclosure action is commenced and the loan is not brought current, paid in full or refinanced before the foreclosure sale, we either sell the real property securing the loan by a foreclosure sale, or sell the property as soon thereafter as practicable. The collection procedures for Federal Housing Administration (FHA) and Veterans' Administration (VA) one- to four-family mortgage loans follow the collection guidelines outlined by those agencies.

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

         At December 31, 2001, 2000 and 1999, loans delinquent 60 days to 89 days and 90 days or more were as follows:

                                                   2001                                          2000
                               -------------------------------------------    ------------------------------------------
                                    60-89 DAYS          90 DAYS OR MORE           60-89 DAYS           90 DAYS OR MORE
                               --------------------    -------------------    -------------------    -------------------
                                          PRINCIPAL              PRINCIPAL              PRINCIPAL              PRINCIPAL
                               NO. OF      BALANCE     NO. OF     BALANCE     NO. OF     BALANCE     NO. OF     BALANCE
                                LOANS      OF LOANS     LOANS     OF LOANS     LOANS     OF LOANS     LOANS     OF LOANS
                               -------    ---------    -------   ---------    -------   ---------    -------   ---------
                                                               (DOLLARS IN THOUSANDS)

One- to four-family
  first mortgages ..........        58     $ 7,289          72     $10,556         53     $ 5,552         89     $11,004
FHA/VA first mortgages .....        36       2,402          55       5,007         28       1,544         36       1,941
Consumer and other loans ...      --          --             3          85          4          10          2          30
                               -------     -------     -------     -------    -------     -------    -------     -------
Total delinquent loans
  (60 days and over) .......        94     $ 9,691         130     $15,648         85     $ 7,106        127     $12,975
                               =======     =======     =======     =======    =======     =======    =======     =======
Delinquent loans (60 days
  and over) to total loans .                  0.16%                   0.26%                  0.15%                  0.27%


                                                   1999
                                 -----------------------------------------
                                      60-89 DAYS         90 DAYS OR MORE
                                 ------------------    -------------------
                                          PRINCIPAL              PRINCIPAL
                                 NO. OF    BALANCE     NO. OF     BALANCE
                                  LOANS    OF LOANS     LOANS     OF LOANS
                                 -------  ---------    -------   ---------
                                            (DOLLARS IN THOUSANDS)

One- to four-family
  first mortgages ..........          49    $ 5,565         99     $11,955
FHA/VA first mortgages .....          23        732         46       2,070
Consumer and other loans ...           2          8          1           2
                                 -------    -------    -------     -------
Total delinquent loans
  (60 days and over) .......          74    $ 6,305        146     $14,027
                                 =======    =======    =======     =======
Delinquent loans (60 days
  and over) to total loans .                   0.15%                  0.33%

         Non-performing assets, which include foreclosed real estate, net, non-accrual loans and accruing loans delinquent 90 days or more, increased
$2.5 million, or 18.7%, to $15.9 million at December 31, 2001 from $13.4 million at December 31, 2000 primarily due to the growth of the loan portfolio and the slower economy during 2001. The increase in accruing loans delinquent 90 days or more is primarily due to the increase in purchases of FHA/VA loans. The accrual of income on FHA/VA loans is generally not discontinued as they are guaranteed by a federal agency. Our $15.6 million in loans delinquent 90 days or more at December 31, 2001 were comprised primarily of 127 one- to four-family first mortgage loans (including FHA/VA first mortgage loans). At December 31, 2001, our largest loan delinquent 90 days or more had a balance of $478,000.

         The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

                                                                                    AT DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                   2001           2000           1999           1998           1997
                                                  -------        -------        -------        -------        -------
                                                                                (DOLLARS IN THOUSANDS)

Non-accrual first mortgage loans ..........       $ 8,177        $10,422        $11,301        $13,212        $15,103
Non-accrual consumer and other loans ......            85             30              2              4            325
Accruing loans delinquent 90 days or more .         7,386          2,523          2,724          2,123            706
                                                  -------        -------        -------        -------        -------

      Total non-performing loans ..........        15,648         12,975         14,027         15,339         16,134

Foreclosed real estate, net ...............           250            438            367          1,026          1,410
                                                  -------        -------        -------        -------        -------

      Total non-performing assets .........       $15,898        $13,413        $14,394        $16,365        $17,544
                                                  =======        =======        =======        =======        =======

Non-performing loans to total loans .......          0.26%          0.27%          0.33%          0.42%          0.47%
Non-performing assets to total assets .....          0.14           0.14           0.17           0.21           0.24


         The total amount of interest income received during the year on non-accrual loans outstanding at December 31, 2001, 2000 and 1999 amounted to $154,000, $179,000 and $242,000, respectively. Additional interest income totaling $483,000, $652,000 and $625,000 on non-accrual loans would have been recognized in 2001, 2000 and 1999, respectively, if interest on all such loans had been recorded based upon original contract terms. We are not committed to lend additional funds to borrowers on non-accrual status.

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

         We define the population of impaired loans to be all non-accrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. We had no loans classified as impaired at December 31, 2001 and 2000. In addition, at December 31, 2001 and 2000, we had no loans classified as troubled debt restructurings, as defined in SFAS No. 15.

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

         Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

                                                                  AT OR FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------
                                           2001           2000             1999             1998              1997
                                         --------        --------        --------         --------         --------
Balance at beginning of period ...       $ 22,144        $ 20,010        $ 17,712         $ 15,625         $ 13,045
                                         --------        --------        --------         --------         --------
Provision for loan losses ........          1,875           2,130           2,350            2,400            2,850
                                         --------        --------        --------         --------         --------
Charge-Offs:
      First mortgage loans .......             (6)            (18)            (64)            (283)            (288)
      Consumer and other loans ...            (14)             --              (9)             (53)             (42)
                                         --------        --------        --------         --------         --------
          Total charge-offs ......            (20)            (18)            (73)            (336)            (330)
Recoveries .......................             11              22              21               23               60
                                         --------        --------        --------         --------         --------
      Net (charge-offs) recoveries             (9)              4             (52)            (313)            (270)
                                         --------        --------        --------         --------         --------
Balance at end of period .........       $ 24,010        $ 22,144        $ 20,010         $ 17,712         $ 15,625
                                         ========        ========        ========         ========         ========
Net charge-offs to average loans .            - %              -%           0.001%            0.01%            0.01%

Allowance for loan losses to
      total loans ................           0.40            0.45            0.46             0.48             0.45
Allowance for loan losses to
      non-performing loans .......         153.44          170.67          142.65           115.47            96.85

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

         Our primary lending emphasis is the origination of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we had a loan concentration in residential first mortgage loans at December 31, 2001, the majority of which are secured by real property located in New Jersey. Of residential first mortgage loans outstanding at December 31, 2001, 27.8% or $1.62 billion were adjustable-rate mortgages. The ability of borrowers to make payments on their adjustable-rate mortgages may decrease if interest rates rise.

         Based on the composition of our loan portfolio and the growth in our loan portfolio over the past five years, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible decline in the economy, generally, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses. Accordingly, we have maintained our provision for loan losses at the current level to primarily address the actual growth in our loan portfolio. We consider it important to maintain the ratio of our allowance for loan losses to total loans within an acceptable range. At December 31, 2001, the allowance for loan losses as a percentage of total loans was 0.40% compared with 0.45% at December 31, 1997. Because of the primary emphasis of our lending practices and the current market conditions, we consider 0.40% to be within an acceptable range. Furthermore, the increase in the allowance for loan losses each year from 1997 to 2001 reflected the continued growth in the loan portfolio, the relatively low levels of loan charge-offs, the stability in the economy during those years and the resulting stability in our overall loan quality.

         Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgement and short-term change.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Years Ended December 31, 2001 and 2000-- Provision for Loan Losses."

         The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at December 31, 2001, 2000, 1999, 1998, and 1997.


                                               AT DECEMBER 31,

                              ----------------------------------------------------
                                   2001                            2000
                              -------------------------   ------------------------
                                        PERCENTAGE                    PERCENTAGE
                                        OF LOANS IN                   OF LOANS IN
                                         CATEGORY                     CATEGORY
                                         TO TOTAL                     TO TOTAL
                               AMOUNT      LOANS        AMOUNT        LOANS
                              -------      ------        -------      ------
                                        (DOLLARS IN THOUSANDS)
First mortgage loans:

     One- to four-family
       conventional .....    $18,114       94.93%       $13,628       94.56%
     Other first mortgages        28         2.57            24         2.37
                              ------       ------        -------      -------
        Total first
        mortgage loans ...    18,142        97.50        13,652        96.93


Consumer and other loans .     1,247         2.50         1,233         3.07

Unallocated ..............     4,621           --         7,259           --
                              -------      ------        -------      ------
     Total allowance for
        loan  losses .....    $24,010      100.00%       $22,144      100.00%
                              =======      ======        =======      ======

                                                                                          AT DECEMBER 31,
                                -------------------------------------------------     -----------------------
                                          1999                     1998                       1997
                                -------------------------   ---------------------     -----------------------
                                             PERCENTAGE                 PERCENTAGE                PERCENTAGE
                                            OF LOANS IN                OF LOANS IN               OF LOANS IN
                                             CATEGORY                   CATEGORY                  CATEGORY
                                             TO TOTAL                   TO TOTAL                  TO TOTAL
                                AMOUNT        LOANS        AMOUNT        LOANS        AMOUNT        LOANS
                                -------      ------        -------      ------        -------     --------
                                                            (DOLLARS IN THOUSANDS)
First mortgage loans:

     One- to four-family
       conventional .....      $12,340        95.82%      $11,168       96.10%       $9,409        96.07%
     Other first mortgages          21         1.59            29        1.53            48         1.42
                                -------      ------        ------       -----         ------       -----
        Total first
        mortgage
           loans .........      12,361        97.41        11,197        97.63         9,457       97.49


Consumer and other loans .         957         2.59           656         2.37           662        2.51

Unallocated ..............       6,692           --         5,859           --         5,506          --
                                -------      ------        -------      ------        -------      ------
     Total allowance for
        loan  losses .....      $20,010      100.00%       $17,712      100.00%      $15,625      100.00%
                                =======      ======        =======      ======        =======      ======

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

         Our investment policy currently does not authorize participation in hedging programs, options or futures transactions or interest rate swaps and also prohibits the purchase of non-investment grade bonds. In the future we may amend our policy to allow us to engage in hedging transactions. Our investment policy also provides that we will not engage in any practice that the FFIEC considers to be an unsuitable investment practice. In addition, the policy provides that we shall attempt to maintain primary liquidity, which consists of investments in cash, cash in banks, money market investments, securities with remaining maturities of less than five years and GNMA mortgage-backed securities classified as available for sale, in an amount equal to 4% of total deposits and short-term borrowings. At December 31, 2001, our primary liquidity ratio was 8.5%. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-backed securities, see "-- Carrying Values, Yields and Maturities."

         We classify securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. We classify obligations of the U.S. government and federal agencies, corporate bonds and equity securities as available for sale. We classify municipal bonds as held to maturity. We have both the ability and positive intent to hold these investments to maturity. We currently have no securities classified as trading.

         Mortgage-backed Securities. All of our mortgage-backed securities are directly or indirectly insured or guaranteed by GNMA, FannieMae or FreddieMac. We classify mortgage-backed securities as held to maturity or available for sale at the date of purchase based on our assessment of our internal liquidity requirements. Held to maturity mortgage-backed securities are reported at cost, adjusted for amortization of premium and accretion of discount. We have both the ability and positive intent to hold these investments to maturity. Available for sale mortgage-backed securities are reported at fair market value. We currently have no mortgage-backed securities classified as trading.

         At December 31, 2001, mortgage-backed securities classified as held to maturity totaled $4.48 billion, or 39.2% of total assets, while $530.7 million, or 4.6% of total assets, were classified as available for sale. At December 31, 2001, the mortgage-backed securities portfolio had a weighted average rate of 6.40% and a market value of approximately $5.06 billion. Of the mortgage-backed securities we held at December 31, 2001, $2.88 billion, or 57.4% of total mortgage-backed securities, had fixed rates and $2.13 billion, or 42.6% of total mortgage-backed securities, had adjustable-rates. Mortgage-backed securities at December 31, 2001 included real estate mortgage investment conduits ("REMICs"), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations ("CMOs"). The volume of our mortgage-backed security purchases increased during 2001, compared to 2000, due to the lower interest rate environment which caused an increase in prepayment activity.

         Of the mortgage-backed securities purchased in 2001, $2.17 billion were REMICs. The REMIC purchases in 2001 had fixed interest rates and generally had shorter average lives compared with alternate mortgage-backed security investments available at the time of purchase. Our REMICs have fixed coupon rates ranging from 6.00% to 6.50% and a weighted average rate of 6.36% at December 31, 2001. At December 31, 2001, REMICs totaled $1.99 billion, which constituted 39.8% of the mortgage-backed securities portfolio. Our REMICs had an expected average life of 4.27 years at December 31, 2001. Purchases of mortgage-backed securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans. We did not sell any of our mortgage-backed securities during 2001.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and are used to collateralize certain borrowings. In general, mortgage-backed securities issued or guaranteed by GNMA, FannieMae and FreddieMac are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

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

        The following table presents our investment securities activities for the periods indicated.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------
                                                         2001             2000            1999
                                                       ---------        ---------        ---------
                                                                      (IN THOUSANDS)

INVESTMENT SECURITIES:

Carrying value at beginning of period ..........       $ 878,148        $ 813,437        $ 786,424
                                                       ---------        ---------        ---------

Purchases:
          Held to maturity .....................              --              252               --
          Available for sale ...................         130,430           25,000          913,976
          Equity securities.....................          10,000               --               --
Calls:
          Held to maturity .....................             (40)            (150)             (15)
          Available for sale ...................        (855,614)            (211)        (433,141)
Maturities:
          Available for sale ...................              --             (325)        (300,013)
Sales:
          Available for sale ...................              --               --         (109,774)
Premium amortization and discount accretion, net              --               39            2,167
Change in unrealized gain or loss ..............           5,944           40,106          (46,187)
                                                       ---------        ---------        ---------

Net (decrease) increase in investment securities        (709,280)          64,711           27,013
                                                       ---------        ---------        ---------

Carrying value at end of period ................       $ 168,868        $ 878,148        $ 813,437
                                                       =========        =========        =========



         The following table presents our mortgage-backed securities activity for the periods indicated.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                           2001              2000               1999
                                                       -----------        -----------        -----------
                                                                      (IN THOUSANDS)

MORTGAGE-BACKED SECURITIES:
Carrying value at beginning of period ..........       $ 3,262,035        $ 3,097,072        $ 3,070,931
                                                       -----------        -----------        -----------

Purchases:
         Held to maturity ......................         2,804,215            862,546          1,094,073
         Available for sale ....................           560,228                 --                 --
Principal payments:
         Held to maturity ......................        (1,584,372)          (693,241)        (1,059,577)
         Available for sale ....................           (35,996)                --                 --
Premium amortization and discount accretion, net            (3,797)            (4,342)            (8,355)
Change in unrealized gain or loss ..............             6,865                 --                 --
                                                        ----------           ---------        -----------

Net increase in mortgage-backed securities .....         1,747,143            164,963             26,141
                                                       -----------        -----------        -----------

Carrying value at end of period ................       $ 5,009,178        $ 3,262,035        $ 3,097,072
                                                       ===========        ===========        ===========


      The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

                                                                     AT DECEMBER 31,
                              -------------------------------  -------------------------------  -------------------------------
                                           2001                            2000                            1999
                              -------------------------------  -------------------------------  -------------------------------
                                         PERCENT                          PERCENT                          PERCENT
                              CARRYING     OF        FAIR      CARRYING     OF        FAIR      CARRYING     OF        FAIR
                                VALUE    TOTAL(1)    VALUE       VALUE    TOTAL(1)    VALUE       VALUE    TOTAL(1)    VALUE
                              ----------  ------   ----------  ----------  ------   ----------  ----------  ------   ----------
                                                                    (DOLLARS IN THOUSANDS)
MONEY MARKET  INVESTMENTS:
    Federal funds sold .....  $   17,600  100.00%  $   17,600  $  121,700  100.00%  $  121,700  $  116,600  100.00%  $  116,600
                              ==========  ======   ==========  ==========  ======   ==========  ==========  ======   ==========

INVESTMENT SECURITIES:
    HELD TO MATURITY:
    Municipal bonds ........  $    1,441    0.85%  $    1,474  $    1,481    0.17%  $    1,496  $    1,379    0.17%  $    1,348
                              ----------  ------   ----------  ----------  ------   ----------  ----------  ------   ----------
    AVAILABLE FOR SALE:
    United States government
      and agencies .........     156,408   92.62      156,408     875,202   99.66      875,202     810,078   99.59      810,078
    Corporate bonds ........       1,044    0.62        1,044       1,465    0.17        1,465       1,980    0.24        1,980
    Equity securities ......       9,975    5.91        9,975          --      --           --          --      --           --
                              ----------  ------   ----------  ----------  ------   ----------  ----------  ------   ----------
    Total available for
    sale ...................     167,427   99.15      167,427     876,667   99.83      876,667     812,058   99.83      812,058
                              ----------  ------   ----------  ----------  ------   ----------  ----------  ------   ----------
    Total investment
    securities .............  $  168,868  100.00%  $  168,901  $  878,148  100.00%  $  878,163  $  813,437  100.00%  $  813,406
                              ==========  ======   ==========  ==========  ======   ==========  ==========  ======   ==========

MORTGAGE-BACKED
SECURITIES
    BY ISSUER:
    HELD TO MATURITY:
    GNMA pass-through
      certificates .........  $1,704,584   34.03%  $1,730,296  $2,457,168   75.32%  $2,474,259  $2,208,007   71.30%  $2,216,980
    FNMA pass-through
      certificates .........     642,457   12.83      656,063     635,691   19.49      641,715     673,328   21.74      654,915
    FHLMC pass-through
      certificates .........     139,149    2.78      142,856     161,684    4.96      164,099     189,258    6.11      187,580
    FHLMC, FNMA and
      GNMA REMICs ..........   1,992,298   39.77    2,001,477       7,492    0.23        7,431      26,479    0.85       26,121
                              ----------  ------   ----------  ----------  ------   ----------  ----------  ------   ----------
    Total held to
      maturity .............   4,478,488   89.41    4,530,692   3,262,035  100.00    3,287,504   3,097,072  100.00    3,085,596

    AVAILABLE FOR SALE:
    GNMA pass-through
      certificates .........     530,690   10.59      530,690          --      --           --          --      --           --
                              ----------  ------   ----------  ----------  ------   ----------  ----------  ------   ----------

    Total mortgage-backed
    securities .............  $5,009,178  100.00%  $5,061,382  $3,262,035  100.00%  $3,287,504  $3,097,072  100.00%  $3,085,596
                              ==========  ======   ==========  ==========  ======   ==========  ==========  ======   ==========
    BY COUPON TYPE:
    Adjustable-rate ........  $2,131,492   42.55%  $2,151,018  $2,391,200   73.30%  $2,401,842  $2,276,037   73.49%  $2,281,060
    Fixed-rate .............   2,877,686   57.45    2,910,364     870,835   26.70      885,662     821,035   26.51      804,536
                              ----------  ------   ----------  ----------  ------   ----------  ----------  ------   ----------
    Total mortgage-backed
      securities ...........  $5,009,178  100.00%  $5,061,382  $3,262,035  100.00%  $3,287,504  $3,097,072  100.00%  $3,085,596
                              ==========  ======   ==========  ==========  ======   ==========  ==========  ======   ==========

TOTAL INVESTMENT PORTFOLIO .  $5,195,646           $5,247,883  $4,261,883           $4,287,367  $4,027,109           $4,015,602
                              ==========           ==========  ==========           ==========  ==========           ==========


----------------

(1)      Based on carrying value for each investment type.

      Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted-average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2001. Mortgage-backed securities are presented by issuer and by coupon type. Equity securities have been excluded from this table.

                                                                  AT DECEMBER 31, 2001
                                  ---------------------------------------------------------------------------------
                                                                 MORE THAN ONE YEAR          MORE THAN FIVE YEARS
                                      ONE YEAR OR LESS             TO FIVE YEARS                 TO TEN YEARS
                                  -----------------------      -----------------------      ------------------------
                                                 WEIGHTED                     WEIGHTED                      WEIGHTED
                                  CARRYING       AVERAGE       CARRYING        AVERAGE       CARRYING        AVERAGE
                                    VALUE          RATE          VALUE           RATE          VALUE           RATE
                                   -------         ----          -------         ----         --------         ----
                                                                 (Dollars in thousands)
MONEY MARKET
INVESTMENTS:
   Federal funds
     sold ................         $17,600         1.50%         $    --          - %         $     --          - %
                                   =======                       =======                      ========
INVESTMENT SECURITIES:
   HELD TO MATURITY:
   Municipal bonds .......         $    --           --          $   265         5.94         $    924         6.22
                                   -------                       -------                      --------
   AVAILABLE FOR SALE:
   United States
   government agencies ...              --           --           25,070         7.21          131,338         5.92
   Corporate bonds .......             653         7.41              266         4.16              125         5.35
                                   -------                       -------                      --------
   Total available for
   sale ..................             653         7.41           25,336         7.18          131,463         5.92
                                   -------                       -------                      --------
   Total investment
   securities ............         $   653         7.41          $25,601         7.17         $132,387         5.92
                                   =======                       =======                      ========

MORTGAGE-BACKED
SECURITIES
   BY ISSUER:
   HELD TO MATURITY:
   GNMA pass-through
    certificates .........         $    --           --          $ 2,550         8.05         $ 10,462         8.65
   FNMA pass-through
     certificates ........              --           --              269         6.92           91,855         6.73
   FHLMC pass-through
     certificates ........              32         9.79            2,987         9.41           37,566         7.27
   FHLMC, FNMA and
      GNMA REMIC's .......              --           --               --           --               --           --
                                   -------                       -------                      --------
   Total held to
     maturity ............              32         9.79            5,806         8.69          139,883         7.02

   AVAILABLE FOR SALE:
   GNMA pass-through
     certificates ........              --           --               --           --               --           --
                                   -------                       -------                      --------
   Total mortgage-backed
     securities ..........         $    32         9.79          $ 5,806         8.69         $139,883         7.02
                                   =======                       =======                      ========
   BY COUPON TYPE:
   Adjustable-rate .......         $    --           --          $   269         6.92         $     --           --
   Fixed-rate ............              32         9.79            5,537         8.78          139,883         7.02
                                   -------                       -------                      --------
   Total mortgage-backed
     securities ..........         $    32         9.79          $ 5,806         8.69         $139,883         7.02
                                   =======                       =======                      ========
TOTAL INVESTMENT PORTFOLIO         $18,285         1.73          $31,407         7.45         $272,270         6.49
                                   =======                       =======                      ========



                                                    AT DECEMBER 31, 2001
                                   --------------------------------------------------------

                                      MORE THAN TEN YEARS                  TOTAL
                                   -------------------------       ------------------------
                                                    WEIGHTED                       WEIGHTED
                                    CARRYING        AVERAGE        CARRYING         AVERAGE
                                      VALUE           RATE           VALUE            RATE
                                   ==========         ====         ==========         ====
MONEY MARKET
INVESTMENTS:                                     ( Dollars in thousands )
   Federal funds
     sold ................         $       --          -- %        $   17,600         1.50%
                                   ==========                      ==========
INVESTMENT SECURITIES:
   HELD TO MATURITY:
   Municipal bonds .......         $      252         5.84         $    1,441         6.10
                                   ----------                      ----------
   AVAILABLE FOR SALE:
   United States
   government agencies ...                 --           --            156,408         6.13
   Corporate bonds .......                 --           --              1,044         6.34
                                   ----------                      ----------
   Total available for
   sale ..................                 --           --            157,452         6.13
                                   ----------                      ----------
   Total investment
   securities ............         $      252         5.84         $  158,893         6.13
                                   ==========                      ==========

MORTGAGE-BACKED
SECURITIES
   BY ISSUER:
   HELD TO MATURITY:
   GNMA pass-through
    certificates .........         $1,691,572         6.50         $1,704,584         6.52
   FNMA pass-through
     certificates ........            550,333         6.95            642,457         6.92
   FHLMC pass-through
     certificates ........             98,564         6.88            139,149         7.04
   FHLMC, FNMA and
      GNMA REMIC's .......          1,992,298         6.36          1,992,298         6.36
                                   ----------                      ----------
   Total held to
     maturity ............          4,332,767         6.50          4,478,488         6.52

   AVAILABLE FOR SALE:
   GNMA pass-through
     certificates ........            530,690         5.33            530,690         5.33
                                   ----------                      ----------
   Total mortgage-backed
     securities ..........         $4,863,457         6.37         $5,009,178         6.40
                                   ==========                      ==========
   BY COUPON TYPE:
   Adjustable-rate .......         $2,131,223         6.16         $2,131,492         6.16
   Fixed-rate ............          2,732,234         6.54          2,877,686         6.57
                                   ----------                      ----------
   Total mortgage-backed
     securities ..........         $4,863,457         6.37         $5,009,178         6.40
                                   ==========                      ==========
TOTAL INVESTMENT PORTFOLIO         $4,863,709         6.37         $5,185,671         6.38
                                   ==========                      ==========

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

      Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from market areas surrounding our offices. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits. We believe the increase in total deposits in 2001 was due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products and deposit movement among financial institutions due to consolidation within our industry.

      When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular savings deposits, money market accounts and noninterest-bearing transaction accounts) represented 21.6% of total deposits on December 31, 2001. At December 31, 2001, time deposits with remaining terms to maturity of less than one year amounted to $5.52 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Analysis of Net Interest Income" for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2001, 2000 and 1999.

      The following table presents our deposit activity for the periods indicated:


                                                         FOR THE YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                 2001                 2000                  1999
                                              ----------          -----------           -----------
                                                             (DOLLARS IN THOUSANDS)
Total deposits at beginning of period         $6,604,121          $ 6,688,044           $ 6,807,339
Net deposits ........................          1,001,634             (394,436)             (415,012)
Interest credited, net penalties ....            307,007              310,513               295,717
                                              ----------          -----------           -----------

Total deposits at end of period .....         $7,912,762          $ 6,604,121           $ 6,688,044
                                              ==========          ===========           ===========

Net increase (decrease) .............         $1,308,641          $   (83,923)          $  (119,295)
                                              ==========          ===========           ===========
Percent increase (decrease) .........              19.82%               (1.25)%               (1.75)%


      At December 31, 2001, we had $923.8 million in time deposits with balances of $100,000 and over maturing as follows:


                   MATURITY PERIOD                                    AMOUNT
                   ---------------                                    ------
                                                                 (IN THOUSANDS)
Three months or less ....................................            $410,695
Over three months through six months ....................             193,749

Over six months through 12 months .......................             255,656

Over 12 months ..........................................              63,730
                                                                     --------

          Total .........................................            $923,830
                                                                     ========

      The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.


                                                                           AT DECEMBER 31,
                                -----------------------------------------------------------------------------------------------
                                              2001                             2000                           1999
                                -----------------------------------------------------------------------------------------------
                                                       WEIGHTED                         WEIGHTED                         WEIGHTED
                                             PERCENT   AVERAGE               PERCENT    AVERAGE              PERCENT      AVERAGE
                                            OF TOTAL   NOMINAL               OF TOTAL   NOMINAL              OF TOTAL     NOMINAL
                                   AMOUNT   DEPOSITS     RATE      AMOUNT    DEPOSITS     RATE     AMOUNT    DEPOSITS      RATE
                                ----------   ------      ----    ----------   ------      ----    ----------   ------      ----
                                                (DOLLARS IN THOUSANDS)
Savings .....................   $  814,367    10.29%     2.05%   $  757,607    11.47%     2.29%   $  804,105    12.02%     2.50%
Interest-bearing demand .....      102,185     1.29      1.24        96,611     1.46      1.49        96,828     1.45      2.00

Money market ................      516,700     6.53      2.12       448,860     6.80      2.40       486,794     7.28      2.68
Noninterest-bearing demand ..      375,659     4.75        --       332,177     5.03        --       308,115     4.61        --
                                ----------   ------              ----------   ------              ----------   ------

   Total ....................    1,808,911    22.86      1.60     1,635,255    24.76      1.81     1,695,842    25.36      2.07
                                ----------   ------              ----------   ------              ----------   ------
Time deposits:
   Time deposits $100,000
     and over ...............      923,830    11.68      4.07       600,605     9.09      5.99       536,664     8.02      5.18

   Time deposits less than
     $100,000 with original
     maturities of:

     Three months or less ...      709,409     8.97      3.33       567,746     8.60      6.06       545,068     8.15      5.35

     Over three months to
       twelve months ........    2,114,885    26.73      4.03     1,929,952    29.22      6.11     1,178,064    17.61      5.06

     Over twelve months to
       twenty-four months ...    1,382,543    17.47      4.37     1,049,847    15.90      5.56     1,919,050    28.70      5.12

     Over twenty-four months
       to thirty-six months .      324,533     4.10      5.22       263,955     4.00      5.82       242,325     3.62      5.38

     Over thirty-six months
       to forty-eight months        56,831     0.72      5.04        31,350     0.47      5.53        33,880     0.51      5.50

     Over forty-eight months
       to sixty months ......        8,878     0.11      4.60         2,989     0.05      5.29         3,730     0.06      5.30

     Over sixty months ......       15,891     0.20      4.88        11,547     0.17      5.11        14,130     0.21      5.21

     IRA and Keogh
       accounts .............      567,051     7.16      4.59       510,875     7.74      5.84       519,291     7.76      5.22
                                ----------   ------              ----------   ------              ----------   ------
     Total time deposits ....    6,103,851    77.14      4.16     4,968,866    75.24      5.92     4,992,202    74.64      5.16
                                ----------   ------              ----------   ------              ----------   ------
     Total deposits .........   $7,912,762   100.00%     3.57    $6,604,121   100.00%     4.90    $6,688,044   100.00%     4.38
                                ==========   ======              ==========   ======              ==========   ======

      The following table presents, by rate category, the amount of our time deposit accounts outstanding at December 31, 2001, 2000 and 1999.


                                                AT DECEMBER 31,
                              ----------------------------------------------
                                 2001              2000              1999
                              ----------        ----------        ----------
                                              (IN THOUSANDS)
TIME DEPOSIT ACCOUNTS:
   3.00% or less......        $    1,441        $    1,479        $    1,642
   3.01% to 3.50% ....         1,670,805                --                --
   3.51% to 4.00% ....         1,022,767                --                --
   4.01% to 4.50% ....         1,149,054                --                 9
   4.51% to 5.00% ....         1,750,701            87,211         1,914,559
   5.01% to 5.50% ....           181,584         1,317,649         2,305,200
         Over 5.50%...           327,499         3,562,527           770,792
                              ----------        ----------        ----------
         Total .......        $6,103,851        $4,968,866        $4,992,202
                              ==========        ==========        ==========

      The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2001.

                                                         PERIOD TO MATURITY FROM DECEMBER 31, 2001
                         --------------------------------------------------------------------------------------------------------
                                           OVER            OVER SIX                      OVER TWO
                         WITHIN            THREE            MONTHS        OVER ONE           TO           OVER
                          THREE            TO SIX             TO           TO TWO          THREE          THREE
                          MONTHS           MONTHS          ONE YEAR         YEARS          YEARS          YEARS             TOTAL
                          ------           ------          --------         -----          -----          -----             -----
                                                                (IN THOUSANDS)
TIME DEPOSIT ACCOUNTS:
   3.00% or less        $    1,441       $       --       $       --       $     --       $    --       $       --       $    1,441
   3.01% to 3.50% . ..     715,423          312,230          593,171         49,981            --               --        1,670,805
   3.51% to 4.00% ....     190,001          325,355          396,421        102,187         6,589            2,214        1,022,767
   4.01% to 4.50% ....     595,834          161,320          268,335        106,360         7,859            9,346        1,149,054
   4.51% to 5.00% ....     668,644          394,021          425,008        207,086        44,425           11,517        1,750,701
   5.01% to 5.50% ....     113,945              653           46,108         18,114         2,044              720          181,584
   Over 5.50% .            130,903           74,909          106,262         12,739         1,255            1,431          327,499
                        ----------       ----------       ----------       --------       -------       ----------       ----------
         Total .......  $2,416,191       $1,268,488       $1,835,305       $496,467       $62,172       $   25,228       $6,103,851
                        ==========       ==========       ==========       ========       =======       ==========       ==========


      Borrowings. Hudson City enters into sales of securities under agreements to repurchase with selected brokers and the FHLB. These agreements are recorded as financing transactions as Hudson City maintains effective control over the transferred securities. The dollar amount of the securities underlying the agreements continues to be carried in Hudson City's securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition.

      The securities underlying the agreements are delivered to the party with whom each transaction is executed. They agree to resell to Hudson City the same securities at the maturity or call of the agreement. Hudson City retains the right of substitution of the underlying securities throughout the terms of the agreements.

      Hudson City has also obtained advances from the FHLB, which are generally secured by a blanket lien against our mortgage portfolio. Borrowings with the FHLB are generally limited to twenty times the amount of FHLB stock owned.

      Borrowed funds at December 31 are summarized as follows:

                                                                  2001                         2000
                                                       -------------------------     -----------------------
                                                                        WEIGHTED                     WEIGHTED
                                                                        AVERAGE                       AVERAGE
                                                        PRINCIPAL         RATE        PRINCIPAL         RATE
                                                       ----------         ----        ----------        -----
                                                                         (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase:
     FHLB .....................................        $  700,000         5.22%       $  300,000         5.71%
     Other brokers ............................           850,000         5.17           950,000         6.20
                                                       ----------                     ----------
         Total securities sold under                    1,550,000         5.19         1,250,000         6.08
              agreements to repurchase ........

Advances from the FHLB ........................           600,000         4.48                --           --
                                                       ----------                     ----------
         Total borrowed funds .................        $2,150,000         4.99        $1,250,000         6.08
                                                       ==========                     ==========

      At December 31, 2001, borrowed funds had scheduled maturities and potential call dates as follows:


                      BORROWINGS BY SCHEDULED          BORROWINGS BY NEXT
                         MATURITY DATE                POTENTIAL CALL DATE
                   ------------------------        -------------------------
                                    WEIGHTED                       WEIGHTED
                                     AVERAGE                       AVERAGE
      YEAR         PRINCIPAL          RATE          PRINCIPAL        RATE
                  -----------         ----         -----------       ----
2002.........     $        --           --%        $   500,000       5.76%
2003.........          50,000         4.73             200,000       5.07
2004.........          50,000         5.00             500,000       4.84
2005.........         150,000         5.35             475,000       4.58
2006.........          50,000         4.50             475,000       4.74
2008.........         100,000         4.75                  --         --
2009.........         200,000         5.72                  --         --
2010.........         350,000         5.58                  --         --
2011.........       1,200,000         4.71                  --         --
                    ---------                      -----------
     Total..      $ 2,150,000         4.99         $ 2,150,000       4.99
                  ===========                      ===========

      The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, the average balances and the maximum outstanding at any month-end at or for the years ended December 31, 2001 and 2000 are as follows:

                                                            AT OR FOR THE YEAR
                                                                  ENDED
                                                                DECEMBER 31,
                                                          2001              2000
                                                       ----------        ----------
                                                             (IN THOUSANDS)
Amortized cost of collateral:
     United States government agency securities        $   75,012        $  392,612
     Mortgage-backed securities ...............         1,237,740           995,764
     REMIC's ..................................           315,193                --
                                                       ----------        ----------
          Total amortized cost of collateral ..        $1,627,945        $1,388,376
                                                       ==========        ==========

Fair value of collateral:
     United States government agency securities        $   75,864        $  390,550
     Mortgage-backed securities ...............         1,253,531         1,002,669
     REMIC's ..................................           321,140                --
                                                       ----------        ----------
          Total fair value of collateral ......        $1,650,535        $1,393,219
                                                       ==========        ==========

Average balance of outstanding borrowings
     during the year ..........................        $1,731,918        $  797,966
                                                       ==========        ==========

Maximum balance of outstanding borrowings
     at any month-end during the year .........        $2,150,000        $1,250,000
                                                       ==========        ==========


SUBSIDIARY

      Hudson City Savings has one active, wholly-owned and consolidated subsidiary: Hudson City Preferred Funding Corp. This subsidiary qualifies as a real estate investment trust, pursuant to the Internal Revenue Code of 1986, as amended, and holds $3.45 billion of one- to four-family mortgage loans as of December 31, 2001.


PERSONNEL

      As of December 31, 2001, we had 980 full-time employees and 53 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

          REGULATION OF HUDSON CITY SAVINGS BANK AND HUDSON CITY BANCORP

GENERAL

      Hudson City Savings is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Bank Insurance Fund ("BIF"). Hudson City Savings is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the "Department") as its chartering agency, and by the FDIC as the deposit insurer. Hudson City Savings must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Hudson City Savings Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

      Hudson City, MHC and Hudson City Bancorp, as bank holding companies controlling Hudson City Savings, are subject to the Bank Holding Company Act of 1956, as amended, ("BHCA") and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the "New Jersey Banking Act") and the regulations of the Department under the New Jersey Banking Act applicable to bank holding companies. Hudson City, MHC and Hudson City Bancorp are required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board ("FRB") and the Department. Hudson City Bancorp is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

      Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend if the surplus of the savings bank would, after the payment of the dividend, be reduced unless after such reduction the surplus was 50% or more of the bank's capital stock. Federal law may also limit the amount of dividends that may be paid by Hudson City Savings. See " -- Federal Banking Regulation -- Prompt Corrective Action" below.

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

FEDERAL BANKING REGULATION

      Capital Requirements. FDIC regulations require BIF insured banks, such as Hudson City Savings, to maintain minimum levels of capital. The FDIC regulations define two Tiers, or classes, of capital. Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the net unrealized appreciation or depreciation, net of tax, from available-for-sale securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities. The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. Allowance for possible loan losses included in Tier 2 capital is limited to a maximum of 1.25% of risk weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

      The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, and that are not experiencing or anticipating significant growth, of a ratio of Tier 1 capital to total assets of not less than 3%. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. The FDIC regulations also require that savings banks meet a risk based capital standard. The risk based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

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

      The FDIC adopted regulations, effective April 1, 2002, establishing minimum regulatory capital requirements for equity investments in non-financial companies. The regulations apply a series of marginal capital charges that range from 8% to 25% depending upon the size of the aggregate equity investment portfolio of the banking organization relative to its Tier 1 capital. The capital charge would be applied by making a deduction, which would be based on the adjusted carrying value of the equity investment from the organization's Tier 1 capital. We do not believe this new capital requirement will have a material adverse effect upon our operations. However, we will have to take this requirement into consideration should we, at some point in the future, decide to invest in non-financial companies.

        The following table shows Hudson City Savings Bank's leverage ratio, its tier 1 risk-based capital and its total risk-based capital ratio, at December 31:

                                                                                      FDIC REQUIREMENTS
                                                                  ----------------------------------------------------
                                                                      MINIMUM CAPITAL           FOR CLASSIFICATION AS
                                          BANK ACTUAL                    ADEQUACY                 WELL-CAPITALIZED
                                  -------------------------       ----------------------       -----------------------
                                    AMOUNT            RATIO       AMOUNT           RATIO       AMOUNT            RATIO
                                  ---------           -----       -------           ----       -------           -----
                                              (DOLLARS IN THOUSANDS)
DECEMBER 31, 2001
Leverage (Tier 1) capital        $1,182,130           10.64%     $444,566           4.00%     $555,707            5.00%

Risk-based capital:
     Tier 1 .............         1,182,130           31.32       150,964           4.00       226,446            6.00
     Total ..............         1,206,140           31.96       301,927           8.00       377,409           10.00

DECEMBER 31, 2000
Leverage (Tier 1) capital        $1,263,703           14.16%     $356,932           4.00%     $446,165            5.00%

Risk-based capital:
     Tier 1 .............         1,263,703           42.32       119,434           4.00       179,151            6.00
     Total ..............         1,285,847           43.06       238,869           8.00       298,586           10.00


      As the table shows, Hudson City Savings Bank exceeded the minimum capital adequacy requirements at the date indicated.

      Activity Restrictions on State Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended (FDIA), which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

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

      Federal Home Loan Bank System. Hudson City Savings is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long term advances. Hudson City Savings, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets; or
(iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB as of December 31, 2001. Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the FHFB. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to adoption of Gramm-Leach shall remain in effect until such regulations are adopted. Hudson City Savings is in compliance with these requirements.

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

      Insurance Activities. In October 2001, the federal banking agencies adopted regulations prohibiting depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers. We do not believe that these regulations will have a material impact on our operations.

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

      An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. The assessment rates for our BIF assessable deposits are zero basis points. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. The FDIC has recently alerted insured institutions to the possibility of higher deposit insurance premiums in the second half of 2002. The FDIC stated that the higher premiums, if necessary, would likely affect only institutions with BIF insured deposits and that the amount of any increase would not exceed 5 basis points. Any increase in deposit insurance premiums could have an adverse effect upon the earnings of Hudson City Bancorp. However, the recent advisory statement from the FDIC, if acted upon, is not expected to have a material adverse effect on our earnings.

      Under the Deposit Insurance Funds Act of 1996 ("Funds Act"), the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Hudson City Savings. Our total expense in 2001 for the assessment for deposit insurance and the FICO payments was $1,292,000.

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

      Privacy Standards. Effective July 1, 2001, financial institutions, including Hudson City Bancorp and Hudson City Savings, became subject to FDIC regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require Hudson City Bancorp and Hudson City Savings to disclose their privacy policy, including identifying with whom they share "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

      The regulations also require Hudson City Bancorp and Hudson City Savings to provide their customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Hudson City Bancorp and Hudson City Savings are required to provide their customers with the ability to "opt-out" of having Hudson City Bancorp and Hudson City Savings share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on Hudson City Bancorp or Hudson City Savings.

      Community Reinvestment Act. Under the Community Reinvestment Act (CRA), any insured depository institution, including Hudson City Savings, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for branch relocations, additional branches and acquisitions.

      Current CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

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

      The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. In December 2000, the federal banking agencies adopted regulations, effective April 1, 2001, implementing the requirements under Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. Management does not believe that these regulations will have a material impact on Hudson City Bancorp's operations.

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

FEDERAL RESERVE SYSTEM

      Under FRB regulations, Hudson City Savings is required to maintain non-interest earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $41.3 million or less (subject to adjustment by the FRB) and an initial reserve of $1.239 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a FRB or a pass through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings' interest earning assets.

THE USA PATRIOT ACT

      In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Rules promulgated under this Section are due by April 24, 2002.

      - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

      - Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Rules promulgated under this Section are due by April 24, 2002, to be effective by July 23, 2002.

      - Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

      - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

      Acquisition and Sale of Control. Under the federal Change in Bank Control Act ("CBCA"), any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Hudson City Bancorp's common stock will be required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of Hudson City Bancorp. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by Hudson City Bancorp and Hudson City Savings, and the antitrust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of Hudson City Bancorp within the meaning of the BHCA. Control generally is defined under the BHCA to mean the ownership or power to vote 25% more of any class of voting securities of Hudson City Bancorp or the ability to control in any manner the election of a majority of Hudson City Bancorp's directors.

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

         The following table shows Hudson City Bancorp's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31:


                                                                              FEDERAL RESERVE BANK REQUIREMENTS
                                                                ------------------------------------------------------------
                                                                      MINIMUM CAPITAL               FOR CLASSIFICATION AS
                                      BANCORP ACTUAL                      ADEQUACY                     WELL-CAPITALIZED
                               ---------------------------      ---------------------------      ---------------------------
                                 AMOUNT             RATIO         AMOUNT              RATIO        AMOUNT             RATIO
                                 ------             -----         ------              -----        ------             -----
                                                                  (DOLLARS IN THOUSANDS)
DECEMBER 31, 2001
Leverage (Tier 1) capital      $1,284,009           11.55%      $  444,585            4.00%      $  555,731            5.00%
Risk-based capital:
       Tier 1 ...........       1,284,009           34.02          150,964            4.00          226,446            6.00
       Total ............       1,308,019           34.66          301,929            8.00          377,411           10.00

DECEMBER 31, 2000
Leverage (Tier 1) capital      $1,467,666           16.45%      $  356,932            4.00%      $  446,165            5.00%
Risk-based capital:
       Tier 1 ...........       1,467,666           49.15          119,434            4.00          179,151            6.00
       Total ............       1,489,810           49.90          238,868            8.00          298,585           10.00

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

         Hudson City, MHC has applied to the FRB to waive dividends declared by Hudson City Bancorp. As of March 25, 2002, the FRB has not yet approved or denied Hudson City, MHC's application to waive dividends.

NEW JERSEY HOLDING COMPANY REGULATION

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


ITEM 2.  PROPERTIES

         During 2001, we conducted our business through our executive office, our operations center and 80 branch offices. At December 31, 2001, we owned 30 of our locations and leased the remaining 52. Our lease arrangements are typically long-term arrangements with third-parties that generally contain several options to renew at the expiration date of the lease.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the quarter ended December 31, 2001 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

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

                                    SALES PRICE        DIVIDEND INFORMATION
                                   --------------  -----------------------------
                                                   AMOUNT PER
                                    HIGH     LOW      SHARE     DATE OF PAYMENT
                                    ----     ---      -----     ---------------
           2000
               First quarter ....  $15.38  $12.63    $ 0.05    March 31, 2000

               Second quarter ...   17.69   14.13      0.07    June 1, 2000

               Third quarter ....   18.13   16.00      0.08    September 1, 2000

               Fourth quarter ...   20.25   16.81      0.09    December 1, 2000

           2001
               First quarter ....   20.38   17.44      0.10    March 1, 2001

               Second quarter ...   23.13   19.31      0.11    June 1, 2001

               Third quarter ....   26.44   21.41      0.12    September 4, 2001

               Fourth quarter ...   26.55   22.00      0.14    December 3, 2001



         On January 10, 2002, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of fifteen cents ($0.15) per common share outstanding that was paid on March 1, 2002 to stockholders of record as of the close of business on February 8, 2002. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.

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

         As of March 25, 2002, there were approximately 18,790 holders of record of Hudson City Bancorp common stock.

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

                                                                                     AT DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                           2001            2000            1999            1998            1997
                                                       -----------     -----------     -----------     -----------     -----------
                                                                                     (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
     Total assets ................................     $11,426,768     $ 9,380,373     $ 8,518,865     $ 7,752,260     $ 7,313,999

     Loans .......................................       5,968,171       4,872,740       4,305,875       3,659,407       3,463,803

     Federal Home Loan Bank of New York stock ....          81,149          73,629              --              --              --

     Investment securities available for sale ....         167,427         876,667         812,058         785,031         654,726

     Mortgage-backed securities held to maturity .       4,478,488       3,262,035       3,097,072       3,070,931       3,022,225

     Mortgage-backed securities available for sale         530,690              --              --              --              --

     Total cash and cash equivalents .............         101,814         187,111         200,839         156,875          95,674

     Foreclosed real estate, net .................             250             438             367           1,026           1,410

     Total deposits ..............................       7,912,762       6,604,121       6,688,044       6,807,339       6,465,956

     Total borrowed funds ........................       2,150,000       1,250,000         300,000              --              --

     Total stockholders' equity ..................       1,288,736       1,464,569       1,479,040         900,606         807,713



                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------
                                                           2001          2000           1999             1998          1997
                                                        ---------     ---------     ------------      ---------     ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Total interest and dividend income ................     $ 690,498     $ 614,041     $ 536,081         $ 520,791     $ 500,442
Total interest expense ............................       403,427       360,039       298,832           311,084       297,484
                                                        ---------     ---------     ---------         ---------     ---------

     Net interest income ..........................       287,071       254,002       237,249           209,707       202,958

Provision for loan losses .........................         1,875         2,130         2,350             2,400         2,850
                                                        ---------     ---------     ---------         ---------     ---------

     Net interest income after provision
         for loan losses ..........................       285,196       251,872       234,899           207,307       200,108
                                                        ---------     ---------     ---------         ---------     ---------

Non-interest income:
     Service charges and other income .............         4,694         4,541         4,752             4,930         4,710
     (Losses) gains on securities transactions, net            --            --            (7)               24         1,594
                                                        ---------     ---------     ---------         ---------     ---------

         Total non-interest income ................         4,694         4,541         4,745             4,954         6,304
                                                        ---------     ---------     ---------         ---------     ---------

         Total non-interest expense ...............        81,824        78,997        68,408            63,492        62,919
                                                        ---------     ---------     ---------         ---------     ---------

Income before income tax expense ..................       208,066       177,416       171,236           148,769       143,493

         Income tax expense .......................        73,517        62,590        63,850            55,500        53,500
                                                        ---------     ---------     ---------         ---------     ---------

Net income ........................................     $ 134,549     $ 114,826     $ 107,386         $  93,269     $  89,993
                                                        =========     =========     =========         =========     =========

Basic earnings per share ..........................     $    1.37     $    1.05     $    0.47(1)      $      --     $      --
                                                        =========     =========     =========         =========     =========

Diluted earnings per share ........................     $    1.35     $    1.04     $    0.47(1)      $      --     $      --
                                                        =========     =========     =========         =========     =========

---------------------------------------------------------
(1)  From date of reorganization (July 13, 1999)

                                                                         AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------------------
                                                        2001           2000            1999             1998              1997
                                                    -----------    ------------    ------------    -------------    ---------------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS:
Return on average assets ........................          1.32%           1.29%           1.32%            1.24%              1.27%

Return on average stockholders' equity ..........         10.09            7.87            9.05            10.90              11.79

Net interest rate spread (1) ....................          2.12            1.91            2.18             2.16               2.28

Net interest margin (2) .........................          2.87            2.90            2.98             2.85               2.94

Non-interest expense to average assets ..........          0.80            0.89            0.84             0.84               0.89

Efficiency ratio (3) ............................         28.04           30.55           28.27            29.58              30.30

Dividend payout ratio (4) .......................         34.31           27.62           10.64               --                 --

Cash dividends paid per common share(4) .........   $      0.47    $       0.29    $       0.05    $          --    $            --

Average interest-earning assets to
     average interest-bearing liabilities .......          1.19x           1.24x           1.21x            1.16x              1.15x

CAPITAL RATIOS:
Average stockholders' equity to average assets ..         13.05%          16.35%          14.60%           11.35%             10.79%

Stockholders' equity to assets ..................         11.28           15.61           17.36            11.62              11.04

Stockholders' equity  per common share ..........   $     13.74    $      13.78    $      12.99    $          --    $            --

REGULATORY CAPITAL RATIOS:
BANK:
Leverage capital ................................         10.64%          14.16%          15.27%           11.93%             11.37%

Total risk-based capital ........................         31.96           43.06           47.16            39.23              37.60

BANCORP:
Leverage capital ................................         11.55%          16.45%          18.54%              --%                --%

Total risk-based capital ........................         34.66           49.90           57.06               --                 --

ASSET QUALITY RATIOS:
Non-performing loans to total loans .............          0.26%           0.27%           0.33%            0.42%              0.47%

Non-performing assets to total assets ...........          0.14            0.14            0.17             0.21               0.24

Allowance for loan losses to non-performing loans        153.44          170.67          142.65           115.47              96.85

Allowance for loan losses to total loans ........          0.40            0.45            0.46             0.48               0.45

OTHER DATA:
Weighted average number of common
     shares outstanding:
         basic ..................................    97,931,148     109,507,190     114,767,331               --                 --

         diluted ................................    99,493,760     109,968,776     114,767,331               --                 --

Number of deposit accounts ......................       495,871         463,369         470,815          484,991            480,414

Branches ........................................            80              79              75               75                 75

-------------------------------------------------

(1) Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(2) Determined by dividing net interest income by average total interest-earning assets.

(3) Determined by dividing total non-interest expense by the sum of net interest income and total non-interest income (adjusted to exclude net (losses) gains on securities transactions of $0 for 2001, $0 for 2000, $(7,000) for 1999, $24,000 for 1998 and $1,594,000 for 1997.)

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

         Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact us. Additionally, our lending activity is concentrated in loans secured by real estate primarily located in New Jersey. Accordingly, our results of operations may be affected by regional market and economic conditions.

MUTUAL HOLDING COMPANY REORGANIZATION

      On July 13, 1999, Hudson City Savings converted and reorganized from a New Jersey chartered mutual savings bank into a two-tiered mutual savings bank holding company structure and became a wholly-owned subsidiary of Hudson City Bancorp. Hudson City Bancorp sold 54,350,000 shares of its common stock to the public, representing 47% of the then outstanding shares, at $10.00 per share and received net proceeds of $527.6 million. Hudson City Bancorp contributed 50% of the net proceeds from the initial public offering to Hudson City Savings. An additional 61,288,300 shares, or 53% of the then outstanding shares of Hudson City Bancorp, were issued to Hudson City, MHC. At December 31, 2001, as a result of stock repurchases, Hudson City, MHC owned 61.8% of Hudson City Bancorp.


GROWTH INITIATIVES

         In accordance with our business plan, we have developed and employed several initiatives to effectively and prudently utilize our capital through internally generated growth. During 2001, these initiatives, in conjunction with the lower interest rate environment, allowed us to increase our long-term borrowings and grow our assets by 21.9%, or over $2.0 billion. We expect to continue to grow through expansion using borrowed funds to supplement deposits as a funding source. We may also grow by adding new branch offices, a strategy that has been successful for us in the past.

MANAGEMENT OF INTEREST RATE RISK

         As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact our level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity.

         During 2001, the Federal Open Market Committee reduced the federal funds rate on eleven successive occasions by a total of 475 basis points. These reductions, along with the economic recession experienced during 2001, have created a significantly different interest rate environment than that which existed at December 31, 2000. General market interest rates, particularly on short-term maturities, decreased during 2001 as the overall yield curve steepened. A decreasing rate environment can be beneficial to our net interest income as our interest-bearing liabilities generally reprice faster than our interest-earning assets. A steepening yield curve is where the spread between long-term interest rates and short-term interest rates widens. A steep yield curve can also be beneficial to our net interest income as our interest-bearing liabilities generally price off short-term market rates while our mortgage loan products, particularly those with initial terms to maturity or repricing greater than one year, generally price off long-term market rates. In the interest rate environment experienced in 2001, our net interest rate spread increased 21 basis points to 2.12% from 1.91% for 2000.

         Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Instead, our real estate loan portfolio, primarily concentrated in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2001 and did not have any such hedging transactions in place at December 31, 2001. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

         The primary objectives of our interest rate risk management strategy are to:

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

         To achieve the objectives of managing interest rate risk, our Asset/Liability Committee meets weekly to discuss and monitor the market interest rate environment compared to interest rates that are offered on our products. This committee consists of the Chief Executive Officer, the Chief Operating Officer and the Investment Officer. The Asset/Liability Committee presents periodic reports to the Board of Directors at its regular meetings, as well as a comprehensive quarterly report to the Asset Management Committee of the Board of Directors. The quarterly reports address the results of activities and strategies and the effect that changes in interest rates will have on our results of operations and the present value of our equity.

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

         Our primary source of funds has been deposits, consisting primarily of time deposits, which have substantially shorter terms to maturity than the loan portfolio. We use securities sold under agreements to repurchase and FHLB advances as additional sources of funds. These borrowings are generally long-term, in an effort to off-set our short-term deposit liabilities and assist in managing our interest rate risk. Certain of these borrowings have call options which could shorten their maturities in a rising interest rate environment.

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

      At December 31, 2001, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $1.63 billion compared with $1.97 billion at December 31, 2000. This represented a cumulative one-year interest rate sensitivity gap as a percent of total assets of negative 14.3% at December 31, 2001 compared with negative 21.0% at December 31, 2000. The ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year was 71.9% at December 31, 2001 compared with 64.0% at December 31, 2000. The change in these ratios, year-to-year, is primarily due to accelerated prepayment assumptions for mortgage loans and mortgage-backed securities used during the current lower interest rate environment, maturing borrowed funds being funded with long-term borrowings and the overall growth in our assets during 2001. Our negative gap position would be expected to more adversely impact our net interest income in a rising interest rate environment than if we had a positive gap position.

         The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which we anticipate to reprice or mature in each of the future time periods shown. Except as stated below, we determined the amounts of assets and liabilities shown which reprice or mature during a particular period in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability. The information presented in the following table is also based on the following assumptions:

         - we assumed an annual prepayment rate of 20.0% for mortgage loans repricing or maturing after one year;

         - we assumed an annual prepayment rate of 25.0% for mortgage-backed securities repricing or maturing after one year;

         - we reported federal agency securities with call options at the earlier of the next call date or contractual maturity date, total agency securities reported as called were $25.0 million based on our assessment of market conditions at December 31, 2001;

         - we reported savings and interest-bearing demand accounts that had no stated maturity using decay rates of: 2.5% in less than six months, 2.5% in six months to one year, 25% in one year to two years, 30% in two years to three years, 20% in three years to five years, and 20% in over five years;

         - we reported money market accounts using decay rates of: 25% in less than six months, 25% in six months to one year, 25% in one year to two years, and 25% in two years to three years; and

         - we reported borrowed funds with call options at the earlier of the next call date or contractual maturity date, there were no borrowed funds reported as called based on our assessment of market conditions at December 31, 2001.

In 2000, prepayment assumptions on mortgage loans and mortgage-backed securities were 12.0% and 16.0%, respectively. The change in the prepayment assumptions for 2001 was due to the increase in prepayments experienced during the year on these investments resulting from the lower interest rate environment. If current mortgage loan and mortgage-backed security prepayment assumptions were used at December 31, 2000, and all other assumptions remained the same for that analysis, the cumulative interest sensitivity gap as a percentage of total assets would have been approximately negative 16.4%.

         Deposit decay rates, as noted above, are based on regulatory guidance, as modified by our historical experience. Deposit decay rates, prepayment rates and anticipated call dates can have a significant impact on the estimated interest sensitivity gap. While we believe that our assumptions are reasonable, they may not be indicative of actual future deposit decay activity, mortgage and mortgage-backed securities prepayments, and the actual timing of calls of federal agency bonds or borrowed funds. We have excluded non-accrual loans totaling $8,262,000 from the table.

                                                                          AT DECEMBER 31, 2001
                                              ---------------------------------------------------------------------------
                                                                                                MORE THAN      MORE THAN
                                                                MORE THAN       MORE THAN       TWO YEARS     THREE YEARS
                                               SIX MONTHS      SIX MONTHS      ONE YEAR TO      TO THREE        TO FIVE
                                                 OR LESS       TO ONE YEAR      TWO YEARS         YEARS          YEARS
                                                 -------       -----------      ---------         -----          -----
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
      First mortgage loans ................   $   661,654     $   687,512     $   935,258     $   792,979     $  797,496
      Consumer and other loans ............        32,763             856           2,746           5,421         15,032
      Federal funds sold ..................        17,600              --              --              --             --
      Mortgage-backed securities ..........     1,255,235       1,405,249         777,851         393,260        297,794
      FHLB stock ..........................        81,149              --              --              --             --
      Investment securities ...............        35,628              --             149             100            334
                                              -----------     -----------     -----------     -----------     ----------
         Total interest-earning assets ....     2,084,029       2,093,617       1,716,004       1,191,760      1,110,656
                                              -----------     -----------     -----------     -----------     ----------

Interest-bearing liabilities:
      Savings accounts ....................        21,026          21,638         203,080         243,695        162,464
      Interest-bearing demand accounts ....         2,555           2,555          25,546          30,655         20,437
      Money market accounts ...............       118,661         118,661         129,175         131,511          9,346
      Time deposits .......................     3,688,013       1,833,785         494,653          62,172         25,228
      Borrowed funds ......................            --              --          50,000          50,000        200,000
                                              -----------     -----------     -----------     -----------     ----------
         Total interest-bearing liabilities     3,830,255       1,976,639         902,454         518,033        417,475
                                              -----------     -----------     -----------     -----------     ----------


Interest rate sensitivity gap .............   $(1,746,226)    $   116,978     $   813,550     $   673,727     $  693,181
                                              ===========     ===========     ===========     ===========     ==========


Cumulative interest rate sensitivity
      gap .................................   $(1,746,226)    $(1,629,248)    $  (815,698)    $  (141,971)    $  551,210
                                              ===========     ===========     ===========     ===========     ==========


Cumulative interest rate sensitivity gap
      as a percent of total assets ........        (15.28)%        (14.26)%         (7.14)%         (1.24)%         4.82%

Cumulative interest-earning assets
      as a percent of interest-bearing
      liabilities .........................         54.41%          71.94%          87.84%          98.04%        107.21%

                                                 AT DECEMBER 31, 2001
                                              -------------------------


                                               MORE THAN
                                              FIVE YEARS       TOTAL
                                              ----------       -----
                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
      First mortgage loans ................   $1,935,647    $ 5,810,546
      Consumer and other loans ............       92,545        149,363
      Federal funds sold ..................            0         17,600
      Mortgage-backed securities ..........      879,789      5,009,178
      FHLB stock ..........................            -         81,149
      Investment securities ...............      132,657        168,868
                                              ----------    -----------
         Total interest-earning assets ....    3,040,638     11,236,704
                                              ----------    -----------

Interest-bearing liabilities:
      Savings accounts ....................      162,464        814,367
      Interest-bearing demand accounts ....       20,437        102,185
      Money market accounts ...............        9,346        516,700
      Time deposits .......................            -      6,103,851
      Borrowed funds ......................    1,850,000      2,150,000
                                              ----------    -----------
         Total interest-bearing liabilities    2,042,247      9,687,103
                                              ----------    -----------


Interest rate sensitivity gap .............   $  998,391    $ 1,549,601
                                              ==========    ===========


Cumulative interest rate sensitivity
      gap .................................   $1,549,601
                                              ==========


Cumulative interest rate sensitivity gap
      as a percent of total assets ........        13.56%

Cumulative interest-earning assets
      as a percent of interest-bearing
      liabilities .........................       116.00%

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

         Our policy sets a maximum percentage change in the present value of equity of 40% from the current present value of equity, given an instantaneous and parallel increase or decrease of 200 basis points. The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2001. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.


                                                                                                 PRESENT VALUE OF EQUITY
                                                                                                  AS PERCENT OF PRESENT
                                            PRESENT VALUE OF EQUITY                                  VALUE OF ASSETS
                           ----------------------------------------------------------         ------------------------------
           CHANGE IN            DOLLAR               DOLLAR                   PERCENT         PRESENT VALUE          PERCENT
         INTEREST RATES         AMOUNT               CHANGE                   CHANGE              RATIO              CHANGE
         --------------         ------               ------                   ------              -----              ------
         (BASIS POINTS)                      (DOLLARS IN THOUSANDS)
              200          $        992,487     $      (550,397)             (35.67)%              9.28%            (30.64)%
              150                 1,135,012            (407,872)             (26.44)              10.41             (22.20)
              100                 1,273,871            (269,013)             (17.44)              11.47             (14.28)
               50                 1,410,817            (132,067)              (8.56)              12.47              (6.80)
                0                 1,542,884                  --                  --               13.38                 --
              (50)                1,609,056              66,172                4.29               13.76               2.84
             (100)                1,591,664              48,780                3.16               13.51               0.97
             (150)                1,536,568              (6,316)              (0.41)              12.99              (2.91)
             (200)                1,454,977             (87,907)              (5.70)              12.26              (8.37)

         At December 31, 2000, the percent change in the present value of equity in the 200 basis point increase scenario was negative 23.8% compared with negative 35.7% at December 31, 2001. This increase at December 31, 2001, and the overall decrease in the present value of equity in the increasing interest rate scenarios, was primarily due to the growth in our fixed-rate mortgage loans and fixed-rate mortgage-backed securities during 2001. The decrease in the present value of equity in certain decreasing rate scenarios was primarily due to the growth of borrowed funds with longer maturities during 2001.

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

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between the interest income we earn on our interest-earning assets, such as mortgage loans, mortgage-backed securities and investment securities, and the expense we pay on interest-bearing liabilities, such as time deposits and borrowed funds. Net interest income depends on our volume of interest-earning assets and interest-bearing liabilities and the interest rates we earned or paid on them.

         Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for 2001, 2000 and 1999. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees which we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                              2001                                        2000
                                            ----------------------------------------    ----------------------------------------
                                                                             AVERAGE                                     AVERAGE
                                               AVERAGE                       YIELD/        AVERAGE                       YIELD/
                                               BALANCE        INTEREST        COST         BALANCE         INTEREST       COST
                                               -------        --------        ----         -------         --------       ----
ASSETS:                                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNINGS ASSETS
     First mortgage loans, net (1) .......  $   5,204,953    $   381,135      7.32%     $    4,456,451    $   327,458     7.35%
     Consumer and other loans ............        153,978         11,959      7.77             130,806         10,640     8.13
     Federal funds sold ..................        153,495          5,436      3.54              80,449          4,972     6.18
     Mortgage-backed securities,
         at amortized cost ...............      4,036,100        262,914      6.51           3,196,889        214,435     6.71
     Federal Home Loan Bank stock ........         79,418          4,536      5.71              23,955          1,698     7.09
     Investment securities at amortized
         cost ............................        389,472         24,518      6.30             882,166         54,838     6.22
                                            -------------    -----------                --------------    -----------
         Total interest-earning assets ...     10,017,416        690,498      6.89           8,770,716        614,041     7.00
                                                             -----------                                  -----------
NONINTEREST-EARNING ASSETS ...............        203,567                                      152,583
                                            -------------                               --------------
            TOTAL ASSETS .................  $  10,220,983                               $    8,923,299
                                            =============                               ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
     Savings accounts ....................  $     776,388         17,497      2.25      $      782,125         19,143     2.45
     Interest-bearing demand accounts ....         94,197          1,486      1.58              95,385          1,819     1.91
     Money market accounts ...............        465,021         10,731      2.31             463,818         11,909     2.57
     Time deposits .......................      5,381,517        277,293      5.15           4,932,154        277,642     5.63
                                            -------------    -----------                --------------    -----------
         Total deposits ..................      6,717,123        307,007      4.57           6,273,482        310,513     4.95
     Borrowed funds ......................      1,731,918         96,420      5.57             797,966         49,526     6.21
                                            -------------    -----------                --------------    -----------
         Total interest-bearing
            liabilities ..................      8,449,041        403,427      4.77           7,071,448        360,039     5.09
                                            -------------    -----------                --------------    -----------
NONINTEREST-BEARING LIABILITIES:
     Noninterest-bearing deposits ........        351,970                                      319,499
     Other noninterest-bearing liabilities         86,494                                       73,025
                                            -------------                               --------------
         Total noninterest-bearing
            liabilities ..................        438,464                                      392,524
                                            -------------                               --------------
            Total liabilities ............      8,887,505                                    7,463,972
            Stockholders' equity .........      1,333,478                                    1,459,327
                                            -------------                               --------------
            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY .....  $  10,220,983                               $    8,923,299
                                            =============                               ==============
Net interest income ......................                   $   287,071                                  $   254,002
                                                             ===========                                  ===========
Net interest rate spread (2) .............                                    2.12%                                       1.91%
Net interest-earning assets ..............  $   1,568,375                               $    1,699,268
                                            =============                               ==============
Net interest margin (3) ..................                                    2.87%                                       2.90%
Ratio of interest-earning assets to
     interest-bearing liabilities ........                                    1.19x                                       1.24x

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                              1999
                                            ----------------------------------------
                                                                             AVERAGE
                                                AVERAGE                      YIELD/
                                                BALANCE        INTEREST       COST
                                                -------        --------       ----
ASSETS:                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNINGS ASSETS
     First mortgage loans, net (1) .......  $    3,796,900    $  277,391      7.31%
     Consumer and other loans ............          94,705         7,583      8.01
     Federal funds sold ..................          61,276         2,933      4.79
     Mortgage-backed securities,
         at amortized cost ...............       3,116,320       192,390      6.17
     Federal Home Loan Bank stock ........              --            --        --
     Investment securities at amortized
         cost ............................         898,063        55,784      6.21
                                            --------------    ----------
         Total interest-earning assets ...       7,967,264       536,081      6.73
                                                              ----------
NONINTEREST-EARNING ASSETS ...............         160,260
                                            --------------
            TOTAL ASSETS .................  $    8,127,524
                                            ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
     Savings accounts ....................  $      848,734        21,982      2.59
     Interest-bearing demand accounts ....          97,304         2,065      2.12
     Money market accounts ...............         498,900        13,642      2.73
     Time deposits .......................       5,073,825       258,028      5.09
                                            --------------    ----------
         Total deposits ..................       6,518,763       295,717      4.54
     Borrowed funds ......................          53,552         3,115      5.82
                                            --------------    ----------
         Total interest-bearing
            liabilities ..................       6,572,315       298,832      4.55
                                            --------------    ----------
NONINTEREST-BEARING LIABILITIES:
     Noninterest-bearing deposits ........         309,676
     Other noninterest-bearing liabilities          59,260
                                            --------------
         Total noninterest-bearing
            liabilities ..................         368,936
                                            --------------
            Total liabilities ............       6,941,251
            Stockholders' equity .........       1,186,273
                                            --------------
            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY .....  $    8,127,524
                                            ==============
Net interest income ......................                    $  237,249
                                                              ==========
Net interest rate spread (2) .............                                    2.18%
Net interest-earning assets ..............  $    1,394,949
                                            ==============
Net interest margin (3) ..................                                    2.98%
Ratio of interest-earning assets to
     interest-bearing liabilities ........                                    1.21x

----------

(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(3) Determined by dividing net interest income by average total interest-earning assets.

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


                                                     2001 COMPARED TO 2000               2000 COMPARED TO 1999
                                               ---------------------------------   ---------------------------------
                                                  INCREASE (DECREASE) DUE TO          INCREASE (DECREASE) DUE TO
                                               ---------------------------------   ---------------------------------
                                                VOLUME       RATE         NET       VOLUME       RATE         NET
                                                ------       ----         ---       ------       ----         ---
                                                                           (IN THOUSANDS)
INTEREST-EARNING ASSETS:
     First mortgage loans, net .............   $ 55,014    $ (1,337)   $ 53,677    $ 48,538    $  1,529    $ 50,067
     Consumer and other loans ..............      1,809        (490)      1,319       2,941         116       3,057
     Federal funds sold ....................      3,204      (2,740)        464       1,058         981       2,039
     Mortgage-backed securities ............     55,020      (6,541)     48,479       5,027      17,018      22,045
     Federal Home Loan Bank stock ..........      3,228        (390)      2,838       1,698          --       1,698
     Investment securities .................    (31,017)        697     (30,320)     (1,032)         86        (946)
                                               --------    --------    --------    --------    --------    --------

         Total .............................     87,258     (10,801)     76,457      58,230      19,730      77,960
                                               --------    --------    --------    --------    --------    --------

INTEREST-BEARING LIABILITIES:
     Savings accounts ......................       (136)     (1,510)     (1,646)     (1,681)     (1,158)     (2,839)
     Interest-bearing demand accounts ......        (23)       (310)       (333)        (41)       (205)       (246)
     Money market accounts .................         31      (1,209)     (1,178)       (945)       (788)     (1,733)
     Time deposits .........................     24,279     (24,628)       (349)     (7,331)     26,945      19,614
     Borrowed funds ........................     52,486      (5,592)     46,894      46,188         223      46,411
                                               --------    --------    --------    --------    --------    --------

         Total .............................     76,637     (33,249)     43,388      36,190      25,017      61,207
                                               --------    --------    --------    --------    --------    --------

         Net change in net interest income .   $ 10,621    $ 22,448    $ 33,069    $ 22,040    $ (5,287)   $ 16,753
                                               ========    ========    ========    ========    ========    ========

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND DECEMBER 31, 2000

         Our total assets increased $2.05 billion, or 21.9%, to $11.43 billion at December 31, 2001 from $9.38 billion at December 31, 2000. This increase was generally reflected in increases in mortgage loans and mortgage-backed securities, partially offset by decreases in investment securities.

         Loans increased $1.10 billion, or 22.6%, to $5.97 billion at December 31, 2001 from $4.87 billion at December 31, 2000. For the year ended December 31, 2001, we originated and purchased first mortgage loans of approximately $1.52 billion and $857.6 million, respectively, compared with $895.1 million and $110.7 million, respectively, for the corresponding 2000 period. These originations and purchases were concentrated in one-to four-family residential mortgage loans. The increase in loan originations, a part of our growth strategy, was also due to the lower market interest rate environment during 2001 that caused an increase in prepayments and refinancings. To supplement our loan originations we began, late in 2000, to purchase a higher volume of first mortgage loans than were purchased in previous periods. See "Business of Hudson City Savings Bank - Lending Activities - Residential Mortgage Lending" for a discussion of loan purchases. We also originated for the years ended December 31, 2001 and 2000, home equity loans of approximately $62.0 million and $71.4 million, respectively.

         Mortgage-backed securities increased $1.75 billion, or 53.6%, to $5.01 billion at December 31, 2001 from $3.26 billion at December 31, 2000. Investment securities available for sale decreased $709.2 million, or 80.9%, to $167.5 million at December 31, 2001 from $876.7 million at December 31, 2000. The increase in mortgage-backed securities, a part of our growth strategy, was also due to the reinvestment of $855.7 million of calls of investment securities into adjustable-rate or higher yielding fixed-rate mortgage-backed securities during 2001. The large amount of calls of investment securities was due to the lower interest rate environment that existed during 2001. These increases in interest-earning assets continue to reflect our emphasis on the origination and purchase of one-to four-family mortgage loans supplemented by the purchase of mortgage-backed securities as part of our growth strategy. We began classifying certain mortgage-backed security purchases as available for sale during 2001 to maintain internal liquidity requirements.

         Federal funds sold decreased $104.1 million, or 85.5%, to $17.6 million at December 31, 2001 from $121.7 million at December 31, 2000. The higher levels of federal funds sold at December 31, 2000 resulted from calls of investment securities, the proceeds from which had not yet been fully invested at year end. Federal Home Loan Bank of New York ("FHLB") stock increased $7.5 million to $81.1 million at December 31, 2001, which was the amount of stock we were required to hold based on our asset size.

         At December 31, 2001, total liabilities were $10.14 billion, an increase of 28.0%, or $2.22 billion, compared with $7.92 billion at December 31, 2000. Borrowed funds increased $900.0 million, or 72.0%, to $2.15 billion at December 31, 2001 from $1.25 billion at December 31, 2000. Borrowed funds at December 31, 2001 were comprised of $1.55 billion of securities sold under agreements to repurchase and $600.0 million of FHLB advances. Advances from the FHLB utilize our mortgage portfolio as collateral. The increase in borrowed funds was primarily used to fund asset growth consistent with our capital management strategy. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread.

         Total deposits increased $1.31 billion, or 19.8%, to $7.91 billion at December 31, 2001 from $6.60 billion at December 31, 2000. Interest-bearing deposits increased $1.27 billion, or 20.3%, to $7.54 billion at December 31, 2001 from $6.27 billion at December 31, 2000. The increase in interest-bearing deposits was primarily due to a $1.13 billion, or 22.7%, increase in time deposits to $6.10 billion at December 31, 2001 from $4.97 billion at December 31, 2000. Noninterest-bearing deposits increased $43.5 million, or 13.1%, to $375.7 million at December 31, 2001 from $332.2 million at December 31, 2000. The increase in total deposits was primarily used to fund asset growth consistent with our capital management strategy. We believe the increase in interest-bearing deposits was due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products, and deposit movement among financial institutions due to consolidation within our industry.

         Accrued expenses and other liabilities increased $13.6 million, or 22.0%, to $75.3 million at December 31, 2001 from $61.7 million at December 31, 2000. This increase was primarily due to an increase in accrued interest payable because of the growth of our borrowed funds and an increase in accrued expenses related to certain employee benefit plans, primarily post-retirement benefits.

         Total stockholders' equity decreased $175.8 million, or 12.0%, to $1.29 billion at December 31, 2001 from $1.46 billion at December 31, 2000. Hudson City repurchased 12,983,400 shares of our common stock during 2001, which decreased stockholders' equity by $278.5 million. As of December 31, 2001, there were 4,781,634 shares authorized to be purchased under our current stock repurchase program. Offsetting the effect of repurchases on stockholders' equity was net income of $134.5 million for the year ended December 31, 2001 and an increase in accumulated other comprehensive income, net of tax, of $7.9 million. This increase was due to increases in the market values of our investment securities available for sale due to the lower interest rate environment. Stockholders' equity was also decreased during 2001 by the declarations of cash dividends to common stockholders totaling $46.5 million and the purchase of 187,418 shares of common stock for the recognition and retention plans at an aggregate cost of $4.2 million. The exercise of 142,800 options during 2001 increased stockholders' equity by $2.0 million.

         At December 31, 2001, the ratio of total stockholders' equity to total assets was 11.28% compared with 15.61% at December 31, 2000. For the year ended December 31, 2001, the ratio of average stockholders' equity to average assets was 13.05% compared with 16.35% for the year ended December 31, 2000. Stockholders' equity per common share was $13.74 at December 31, 2001 compared with $13.78 at December 31, 2000. The decrease in these ratios is primarily due to the decrease in stockholders' equity and the growth in assets as discussed above.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

         General. Net income was $134.5 million for the year ended December 31, 2001, an increase of $19.7 million, or 17.2%, from net income of $114.8 million for the year ended December 31, 2000. Basic and diluted earnings per common share were $1.37 and $1.35, respectively, for 2001 compared with basic and diluted earnings per common share of $1.05 and $1.04, respectively, for 2000. Our return on average stockholders' equity and return on average assets for 2001 was 10.09% and 1.32%, respectively, compared with 7.87% and 1.29%, respectively, for 2000. The increase in the return on average stockholders' equity reflected the growth in net income and the decrease in stockholders' equity.

         Interest and Dividend Income. Total interest and dividend income increased $76.5 million, or 12.5%, to $690.5 million for year ended December 31, 2001 compared with $614.0 million for the corresponding 2000 period. The increase in total interest and dividend income was primarily due to the average balance of total interest-earning assets increasing $1.25 billion, or 14.3%, to $10.02 billion for the year ended December 31, 2001 compared with $8.77 billion for the year ended December 31, 2000. The average balance of first mortgage loans, net increased $748.5 million, or 16.8%, to $5.20 billion for 2001 compared with $4.46 billion for 2000. The average balance of consumer and other loans increased $23.2 million, or 17.7%, to $154.0 million for 2001 compared with $130.8 million for 2000. The average balance of mortgage-backed securities increased $839.2 million, or 26.2%, to $4.04 billion for 2001 compared with $3.20 billion for 2000. These increases were offset in part by a decrease in the average balance of investment securities for 2001 of $492.7 million, or 55.8%, to $389.5 million from $882.2 million for 2000. The average balance of Federal funds sold increased $73.1 million, or 90.9%, to $153.5 million for 2001 compared with $80.4 million for 2000. The average balance of FHLB stock increased $55.4 million to $79.4 million for 2001 from $24.0 million for 2000.

         The above increases in the average balances of interest-earning assets reflect internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to supplement loan originations and manage interest rate risk. The increase in the average balance of first mortgage loans also reflected the program we established late in 2000 to supplement our loan originations by purchasing a higher volume of first mortgage loans than in previous periods. The growth in the average balance of mortgage-backed securities and the decline in the average balance of investment securities reflected the calls of investment securities during 2001 due to the lower interest rate environment. The growth in the average balance of mortgage-backed securities was also due to the investment of other funds in mortgage-backed securities as part of our capital management strategy. The increase in the average balance of federal funds sold reflected the initial investment of the proceeds of the calls of investment securities, and the initial investment of the large volume of mortgage loan and mortgage-backed security prepayments. These funds were subsequently invested in adjustable-rate or higher yielding fixed-rate mortgage-backed securities or mortgage loans. The increase in the average balance of FHLB stock reflected the increase in the amount of FHLB stock required to be held by us based on our asset size.

         The increase in interest income due to the growth of average total interest-earning assets was partially offset by an 11 basis point decrease in the average yield on interest-earning assets to 6.89% for year ended December 31, 2001 compared with 7.00% for the year ended December 31, 2000. The average yield on first mortgage loans, net, decreased 3 basis points to 7.32% for 2001 compared with 7.35% for 2000. The average yield on mortgage-backed securities decreased 20 basis points to 6.51% for 2001 compared with 6.71% for 2000.

         The slight decrease in the average yield on first mortgage loans, net, reflected the relative stability of our offered mortgage interest rates, which are based on long-term market rates, in the lower short-term interest rate environment during 2001. The decrease in the average yield on mortgage-backed securities reflected the repricing of our variable-rate mortgage-backed securities in the lower interest rate environment. The decrease in the average yield on mortgage-backed securities also reflected the large volume of purchases made in the lower rate environment due to the calls of investment securities and the large prepayment volume on our mortgage-backed security portfolio.

         Interest Expense. Total interest expense increased $43.4 million, or 12.1%, to $403.4 million for the year ended December 31, 2001 compared with $360.0 million for the year ended December 31, 2000. Interest expense on borrowed funds increased $46.9 million, or 94.7%, to $96.4 million for the year ended December 31, 2001 compared with $49.5 million for the corresponding 2000 period. Interest expense on deposits decreased $3.5 million, or 1.1%, to $307.0 million for the year ended December 31, 2001 compared with $310.5 million for the corresponding 2000 period.

         The increase in total interest expense was attributable to an increase in the average balance of total interest-bearing liabilities of $1.38 billion, or 19.5%, to $8.45 billion for the year ended December 31, 2001 compared with $7.07 billion for the year ended December 31, 2000. The increase in the average balance of total interest-bearing liabilities primarily resulted from an increase in the average balance of borrowed funds of $934.0 million, or 117.0%, to $1.73 billion for 2001 compared with $798.0 million for 2000. The use of borrowed funds has accelerated over the past year to fund asset growth . The increase also reflected our decision to assist in managing our interest rate risk by using long-term borrowings to match our long-term assets.

         The average balance of interest-bearing deposits increased $443.6 million, or 7.1%, to $6.72 billion for 2001 compared with $6.27 billion for 2000. The increase in the average balance of interest-bearing deposits was attributable to an increase in the average balance of time deposits of $449.4 million, or 9.1%, to $5.38 billion for the 2001 compared with $4.93 billion for 2000. We believe the overall increase in total interest-bearing deposits was due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products and deposit movement among financial institutions due to consolidation within our industry.

         The increase in interest expense due to the growth of total interest-bearing liabilities was partially offset by a 32 basis point decrease in the average cost of total interest-bearing liabilities to 4.77% for the year ended December 31, 2001 from 5.09% for the year December 31, 2000. The average cost of total interest-bearing deposits decreased 38 basis points to 4.57% for 2001 compared with 4.95% for 2000. Within the interest-bearing deposit mix, the average cost of time deposits decreased 48 basis points to 5.15% for 2001 compared with 5.63% for 2000. The decrease in the average cost of interest-bearing deposits reflected the lower market interest rate environment in 2001.

         The average cost of borrowed funds decreased 64 basis points to 5.57% for the year ended December 31, 2001 compared with 6.21% for the corresponding 2000 period. The decrease in the average cost of borrowed funds reflected the continued growth in borrowings during the lower interest rate environment of 2001, and the maturing and refunding in 2001 of higher costing short-term borrowings originated in 2000. The decreases in the average costs of the individual components of interest-bearing liabilities reflected the lower interest rate environment experienced during 2001. However, the lower basis point decrease in the overall cost of total average interest-bearing liabilities, when compared to the individual components, reflected the larger percentage of borrowed funds in our interest-bearing liability mix. These borrowed funds had higher costs than our existing deposit portfolio.

         Net Interest Income. Net interest income increased $33.1 million, or 13.0%, to $287.1 million for the year ended December 31, 2001 compared with $254.0 million for the year ended December 31, 2000. This increase primarily reflected increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, increased 21 basis points to 2.12% for the year ended December 31, 2001 compared with 1.91% for the corresponding 2000 period. The increase in the net interest spread is primarily due to the lower interest rate environment experienced during 2001 and the fact that our interest-bearing liabilities repriced faster than our interest-earning assets.

         Our net interest margin, represented by net interest income divided by average total interest-earning assets, decreased 3 basis points to 2.87% for the year ended December 31, 2001 compared with 2.90% for the corresponding 2000 period. The decrease in the net interest margin reflected the fact that the average balance of our interest-bearing liabilities grew at a higher rate than the average balance of our interest-earning assets. This was due, in part, to the use of funds, which could have been otherwise invested, to purchase our common stock. This use of funds caused our net interest income to grow at a lesser rate than did our average interest-earning assets.

         Provision for Loan Losses. Our provision for loan losses for the year ended December 31, 2001 was $1.9 million, a decrease of $0.2 million, or 9.5%, compared with $2.1 million for the year ended December 31, 2000. Net loan charge-offs for 2001 were $9,000 compared with net recoveries of $4,000 during 2000. As a result, the allowance for loan losses increased $1.9 million, or 8.6%, to $24.0 million at December 31, 2001 from $22.1 million at December 31, 2000. The increase in the allowance for loan losses to its current level, through the continued provision for loan losses, reflected the overall growth of the loan portfolio, the level of delinquent and non-performing loans and real estate market conditions during 2001.

         Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $2.6 million, or 20.0%, to $15.6 million at December 31, 2001 from $13.0 million at December 31, 2000, primarily due to the continued growth in the loan portfolio and the slow economic conditions in 2001. Although non-performing loans increased during 2001, the ratio of non-performing loans to total loans decreased to 0.26% at December 31, 2001 compared with 0.27% at December 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 153.4% at December 31, 2001 compared with 170.7% at December 31, 2000. The ratio of the allowance for loan losses to total loans was 0.40% at December 31, 2001 compared with 0.45% at December 31, 2000.

         Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgement and short-term change.

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, was $4.7 million for the year ended December 31, 2001 compared with $4.5 million for the year ended December 31, 2000.

         Non-Interest Expense. Total non-interest expense increased $2.8 million, or 3.5%, to $81.8 million for the year ended December 31, 2001 compared with $79.0 million for the year ended December 31, 2000. The increase was primarily due to an increase in salaries and employee benefits of $2.4 million, or 4.8%, to $52.3 million for 2001 compared with $49.9 million for 2000. The increase in salaries and employee benefits reflected routine salary increases and included additional expense of our ESOP which is based on the market price of our common stock in accordance with the provisions of Statement of Position 93-6, "Employer Accounting for Employee Stock Ownership Plans."

         Our efficiency ratio, determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 28.0% for 2001 compared with 30.6% for 2000. Our ratio of non-interest expense to average assets for 2001 was 0.80% compared with 0.89% for 2000. The decrease in these ratios reflected our efforts to control non-interest expense while growing assets consistent with our capital management strategy.

         Income Taxes. Income tax expense increased $10.9 million, or 17.4%, to $73.5 million for the year ended December 31, 2001 compared with $62.6 million for year ended December 31, 2000. The increase in income tax expense was due to the increase in income before income tax expense. Our effective tax rate for 2001 and 2000 was 35.3%.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND DECEMBER 31, 1999

         Our total assets increased $861.5 million, or 10.1%, to $9.38 billion at December 31, 2000 from $8.52 billion at December 31, 1999. This increase, funded by borrowed funds, was generally reflected in increases in mortgage loans and mortgage-backed securities.

         Loans increased $566.9 million, or 13.2%, to $4.87 billion at December 31, 2000 from $4.31 billion at December 31, 1999. For the year ended December 31, 2000, we originated and purchased first mortgage loans of approximately $1.01 billion. These originations and purchases were concentrated in one-to four-family residential mortgage loans. We also originated for the year ended December 31, 2000, home equity loans of approximately $73.8 million. Mortgage-backed securities increased $165.0 million, or 5.3%, to $3.26 billion at December 31, 2000 from $3.10 billion at December 31, 1999. Investment securities available for sale increased $64.6 million, or 8.0%, to $876.7 million at December 31, 2000 from $812.1 million at December 31, 1999. This increase reflected an increase in the market value of our investment securities portfolio as well as additional purchases of securities. These increases continued to reflect our emphasis on the origination and purchase of one-to four-family mortgage loans supplemented by the purchase of mortgage-backed securities. Due to our membership in the Federal Home Loan Bank of New York ("FHLB"), we purchased FHLB stock of $73.6 million during 2000, the amount required for us to hold based on our assets available to secure borrowings.

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

         At December 31, 2000, total liabilities were $7.92 billion, an increase of 12.4%, or $876.0 million, compared with $7.04 billion at December 31, 1999. Borrowed funds, consisting entirely of securities sold under agreements to repurchase, increased $950.0 million to $1.25 billion at December 31, 2000 from $300.0 million at December 31, 1999. The use of borrowed funds accelerated in 2000 as compared to 1999 to fund asset growth consistent with our capital management strategy as well as to offset the decrease in total deposits. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread on the borrowed funds that were invested.

         Total deposits decreased $83.9 million, or 1.3%, to $6.60 billion at December 31, 2000 from $6.69 billion at December 31, 1999. Interest-bearing deposits decreased $108.0 million, or 1.7%, to $6.27 billion at December 31, 2000 from $6.38 billion at December 31, 1999. The decrease in interest-bearing deposits reflects a $23.3 million, or 0.5%, decrease in time deposits to $4.97 billion at December 31, 2000 from $4.99 billion at December 31, 1999, a $37.9 million, or 7.8%, decrease in money market accounts to $448.9 million at December 31, 2000 from $486.8 million at December 31, 1999, and a $46.5 million, or 5.8%, decrease in regular savings deposits to $757.6 million at December 31, 2000 from $804.1 million at December 31, 1999. We believe the decrease in interest-bearing deposits was due in part to the intense competition for deposits in the banking and financial services industry. The decrease also reflected our decision to use borrowed funds, which had a lower incremental cost in 2000 than our originated deposit products. The decrease in interest-bearing deposits was partially offset by an increase in noninterest-bearing deposits, particularly demand deposit accounts, of $24.1 million, or 7.8%, to $332.2 million at December 31, 2000 from $308.1 million at December 31, 1999. This increase was partially attributable to the introduction of a free checking account product during the second quarter of 2000.

         Accrued expenses and other liabilities increased $9.9 million, or 19.1%, to $61.7 million at December 31, 2000 from $51.8 million at December 31, 1999. This increase was primarily due to increases in accrued interest payable on borrowed funds and accrued expenses for certain employee benefit plans.

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

         Interest Income. Total interest income increased $77.9 million, or 14.5%, to $614.0 million for the year ended December 31, 2000 compared with $536.1 million for the year ended December 31, 1999. The increase in total interest income was due in part to the average balance of total interest-earning assets increasing $803.5 million, or 10.1%, to $8.77 billion for the year ended December 31, 2000 compared with $7.97 billion for the year ended December 31, 1999. This increase was primarily attributable to a $659.6 million, or 17.4%, increase in the average balance of first mortgage loans, net to $4.46 billion for the year ended December 31, 2000 compared with $3.80 billion for the year ended December 31, 1999. The average balance of consumer and other loans increased $36.1 million, or 38.1%, to $130.8 million for the year ended December 31, 2000 compared with $94.7 million for year ended December 31, 1999. The average balance of mortgage-backed securities increased $80.6 million, or 2.6%, to $3.20 billion for the year ended December 31, 2000 compared with $3.12 billion for the corresponding 1999 period. These increases were offset in part by a decrease in the average balance of investment securities for the year ended December 31, 2000 of $15.9 million, or 1.8%, to $882.2 million from the average balance of $898.1 million for 1999. The average balance of FHLB stock purchased was $24.0 million for 2000. We did not own FHLB stock in 1999.

         The above increases in the average balances of interest-earning assets reflected internal growth that was financed by borrowed funds. The growth was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to manage interest rate risk. In addition, the growth also reflected a decline in prepayment activity, year-to-year, primarily due to the increase in market interest rates. The decline in the average balance of investment securities reflects the initial deployment of funds received during our reorganization into short-term securities during the second and third quarters of 1999. These short-term securities were eventually reinvested in our loan and mortgage-backed security portfolios, which currently generate higher yields.

         The increase in interest income was also attributable to an increase in the average yield on interest-earning assets to 7.00% for the year ended December 31, 2000 compared with 6.73% for 1999. This increase in the average yield reflected across the board increases in the average yields of all categories of our interest-earnings assets. The average yield on first mortgage loans, net was 7.35% for the year ended December 31, 2000 compared with 7.31% for 1999. The average yield on mortgage-backed securities increased 54 basis points to 6.71% for the year ended December 31, 2000 compared with 6.17% for the year ended December 31, 1999. The average yield on investment securities increased slightly to 6.22% for the year ended December 31, 2000 compared with 6.21% for 1999. The slight increase in the average yield on first mortgage loans, net, in the higher market interest rate environment, reflected a general lag in the repricing of first mortgage loans due to less refinancing and an increase in originations of fixed mortgage loans in the prior periods. The increase in the average yield on mortgage-backed securities reflected the increase in market interest rates, as our portfolio contains predominantly adjustable-rate securities.

         Interest Expense. Total interest expense increased $61.2 million, or 20.5%, to $360.0 million for the year ended December 31, 2000 compared with $298.8 million for the year ended December 31, 1999. Interest expense on borrowed funds increased $46.4 million to $49.5 million for the year ended December 31, 2000 compared with $3.1 million for the year ended December 31, 1999. Interest expense on deposits increased $14.8 million, or 5.0%, to $310.5 million for the year ended December 31, 2000 compared with $295.7 million for the year ended December 31, 1999. The increase in deposit interest expense was primarily attributable to an increase in interest expense on time deposits of $19.6 million, or 7.6%, to $277.6 million for 2000.

         The increase in interest expense was attributable in part to an increase in the average balance of interest-bearing liabilities of $499.1 million, or 7.6%, to $7.07 billion for the year ended December 31, 2000 compared with $6.57 billion for the corresponding 1999 period. The increase in the average balance of total interest-bearing liabilities resulted from an increase in the average balance of borrowed funds of $744.4 million to $798.0 million for the year ended December 31, 2000 compared with $53.6 million for the year ended December 31, 1999. The use of borrowed funds accelerated in 2000 as compared to 1999 to fund asset growth consistent with our capital management strategy and to offset the decrease in the average balance of interest-bearing deposits.

         The average balance of interest-bearing deposits decreased $245.3 million, or 3.8%, to $6.27 billion for the year ended December 31, 2000 compared with $6.52 billion for the year ended December 31, 1999. Within the interest-bearing deposit mix, the average balance of time deposits decreased $141.7 million, or 2.8%, to $4.93 billion for the year ended December 31, 2000 compared with $5.07 billion for the year ended December 31, 1999. The average balance of regular savings deposits decreased $66.6 million, or 7.8%, to $782.1 million for the year ended December 31, 2000 compared with $848.7 million for the year ended December 31, 1999. The average balance of money market accounts decreased $35.1 million, or 7.0%, to $463.8 million for the year ended December 31, 2000. The decrease in the average balance of interest-bearing deposits reflected the effect of the intense competition for deposits in the banking and financial services industry. The decrease also reflected our decision to use borrowed funds, which had a lower incremental cost in 2000 than our originated deposit products. The decrease also reflected the use by our depositors of approximately $110.0 million of funds on deposit with Hudson City Savings Bank to fund their Hudson City Bancorp common stock purchases during the reorganization.

         The increase in interest expense was also attributable to a 54 basis point increase in the average cost of interest-bearing liabilities to 5.09% for the year ended December 31, 2000 from 4.55% for 1999. The average cost of borrowed funds increased 39 basis points to 6.21% for the year ended December 31, 2000 compared with 5.82% for the year ended December 31, 1999. The average cost of interest-bearing deposits increased 41 basis points to 4.95% for the year ended December 31, 2000 compared with 4.54% for the year ended December 31, 1999. Within the interest-bearing deposit mix, the average cost of time deposits increased 54 basis points to 5.63% for the year ended December 31, 2000 compared with 5.09% for the corresponding 1999 period. The increase in the average cost of borrowed funds and time deposits reflected the rising market interest rate environment over the period, the fact that the majority of our time deposits reprice within one year, and the short-term borrowing strategy employed during 2000. These increases were offset, in part, by decreases in the average cost of other interest-bearing deposits due to our effort to manage the overall cost of funds.

         Net Interest Income. Net interest income increased $16.8 million, or 7.1%, to $254.0 million for the year ended December 31, 2000 compared with $237.2 million for the year ended December 31, 1999. This increase primarily reflected the increases in the average balance of first mortgage loans, net and our other investments due to the use of the net proceeds from the reorganization, and the additional earnings generated on the borrowed funds that were invested. Our net interest rate spread, the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, decreased 27 basis points to 1.91% for the year ended December 31, 2000 compared with 2.18% for the corresponding 1999 period. Our net interest margin, represented by net interest income divided by average total interest-earning assets, decreased 8 basis points to 2.90% for the year ended December 31, 2000 compared with 2.98% for the year ended December 31, 1999. The decreases in the net interest rate spread and the net interest margin reflected the rising market interest rate environment over the period, the fact that our interest-bearing liabilities reprice faster than our interest-earning assets, and a shift within interest-bearing liabilities to higher costing funds.

         Provision for Loan Losses. Our provision for loan losses for the year ended December 31, 2000 was $2.13 million, a decrease of $220,000, or 9.4%, compared with $2.35 million for the corresponding 1999 period. The allowance for loan losses increased $2.1 million, or 10.5%, to $22.1 million at December 31, 2000 from $20.0 million at December 31, 1999. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, decreased $1.0 million, or 7.1%, to $13.0 million at December 31, 2000 from $14.0 million at December 31, 1999 due, in part, to the favorable economy during the period. There were net loan recoveries of $4,000 during 2000. The increase in the allowance for loan losses, through the continued provision for loan losses, reflected the growth of the loan portfolio. The decrease in the provision, year-to-year, reflected the lower non-performing loans to total loans ratio.

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

         Net occupancy expense increased $1.6 million, or 13.2%, to $13.7 million for the year ended December 31, 2000 compared with $12.1 million for the corresponding 1999 period. The increase was primarily due to increases in maintenance and repairs of banking premises and equipment and increases in rental expense. Federal deposit insurance expense increased primarily due to an industry wide increase in the assessment charged by the FDIC. Goodwill was fully amortized as of December 31, 1999, resulting in no amortization expense for the year ended December 31, 2000.

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

         Our efficiency ratio, which we determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 30.6% for the year ended December 31, 2000 compared with 28.3% for the year ended December 31, 1999. Our ratio of non-interest expense to average assets was 0.89% for the year ended December 31, 2000 compared with 0.84% for the corresponding period in 1999. The slight increase in these ratios reflected the increase in non-interest expense discussed above.

         Income Taxes. Income tax expense decreased $1.3 million, or 2.0%, to $62.6 million for the year ended December 31, 2000 compared with $63.9 million for the year ended December 31, 1999. Our effective tax rate for the year ended December 31, 2000 also decreased to 35.3% from 37.3% for the year ended December 31, 1999. These decreases reflected certain tax benefits attained from the formation and funding of a subsidiary of Hudson City Savings during 2000.




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

         Scheduled loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. As mortgage interest rates decline, customer refinancing activity tends to accelerate causing an increase in cash flow from both our mortgage loan and mortgage-backed security portfolios. If our pricing is competitive, the demand for mortgage originations also accelerates. When mortgage rates increase, the opposite effect tends to occur and our loan origination and purchase activity becomes increasingly dependant on the strength of the residential real estate market, home purchases and new construction activity.

         Principal repayments on loans were $1.35 billion during 2001 compared with $511.9 million for 2000. Principal payments received on mortgage-backed securities totaled $1.62 billion during 2001 compared to $693.2 million during 2000. The increase in payments on loans and mortgage-backed securities reflected the lower market interest rate environment during 2001, which caused an increase in prepayment activity. It also reflected the growth in those portfolios, thus a larger base from which to receive payments. Maturities and calls of investment securities totaled $855.7 million during 2001 compared with maturities and calls of $0.7 million during 2000. The higher amount of calls during 2001 was due to the lower interest rate environment.

         For the years ended December 31, 2001 and 2000, we borrowed funds of $950 million and $2.45 billion, respectively, through the use of securities sold under agreements to repurchase. Additionally, we borrowed $600.0 million for the year ended December 31, 2001 through the use of FHLB advances. An advance from the FHLB utilizes our mortgage portfolio as collateral. Borrowings with the FHLB are generally limited to twenty times the amount of FHLB stock owned. Principal payments on borrowed funds during 2001 were $650.0 million compared with principal payments of $1.50 billion during 2000. The higher level of borrowings and principal payments during 2000 reflected the planned use of short-term funding in that period.

         The net increase in borrowed funds during 2001 of $900.0 million was used to fund asset growth which generated additional earnings through a positive interest rate spread. Additionally, during the lower interest rate environment of 2001, we lengthened the maturities of our borrowings which allowed us to manage our interest rate risk by using long-term borrowings to match our long-term assets. There are no borrowed funds scheduled to mature within one year at December 31, 2001.

         Total deposits increased $1.31 billion during 2001 compared with a decrease of $83.9 million during 2000. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, and other factors. We believe the increase in total deposits in 2001 was due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products and deposit movement among financial institutions due to consolidation within our industry. Time deposit accounts scheduled to mature within one year were $5.52 billion at December 31, 2001. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

         Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. We originated and purchased total loans of approximately $1.59 billion and $857.6 million, respectively, during 2001 compared with $968.9 million and $110.7 million, respectively, during 2000. The increase is primarily due to the lower market interest rate environment during 2001, which caused an increase in prepayments and refinancings and an overall increase in mortgage lending activity. Additionally, to supplement our loan originations, we established late in 2000 a program to purchase a higher volume of first mortgage loans than in previous periods.

         Purchases of mortgage-backed securities during 2001 were $3.36 billion compared with $862.5 million during 2000. Of the mortgage-backed securities purchased in 2001, $2.17 billion were real estate mortgage investment conduits ("REMIC") compared with no such purchases in 2000. The REMIC purchases in 2001 had fixed interest rates and generally had shorter average lives compared with alternate mortgage-backed security investments available at the time of purchase. The increase in purchases of mortgage-backed securities was related to the increase in prepayment activity due to the lower market interest rate environment during 2001. This increase also reflected the reinvestment of the proceeds from the calls of investment securities received during 2001. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During 2001 we purchased $7.5 million of FHLB common stock, which brings our total investment in FHLB stock to $81.1 million, the amount we are currently required to hold based on our asset size.

         During 2001, the recognition and retention plan purchased 187,418 additional shares of common stock at a cost of $4.2 million. The purchase of 121,100 of these shares was due to additional awards made in 2001. The remaining 66,318 shares purchased were not allocated at December 31, 2001.

         Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During 2001, we purchased 12,983,400 shares of common stock at an aggregate cost of $278.5 million. During 2000, we purchased 3,664,000 shares of common stock at an aggregate cost of $65.5 million. At December 31, 2001, there were 4,781,634 shares remaining to be repurchased under the current stock repurchase program.

         At December 31, 2001, Hudson City Savings had outstanding loan commitments to borrowers of approximately $314.8 million, commitments to purchase loans of approximately $101.2 million and available home equity and overdraft lines of credit of approximately $73.2 million. We anticipate that we will have sufficient funds available to meet our current commitments in the normal course of business.

         Cash dividends declared and paid during 2001 were $46.5 million compared with $32.0 million during 2000. The dividend pay-out ratio for the years ending December 31, 2001 and 2000, was 34.3% and 27.6%, respectively. On January 10, 2002, the Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per common share. The dividend was paid on March 1, 2002 to stockholders of record at the close of business on February 8, 2002.

         We opened one new branch location in Ocean County during 2001 and opened a new branch in Bergen County in February 2002. The expenditures related to their establishment did not have a material impact on our liquidity, financial position or results of operations. We do not anticipate any material capital expenditures nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

         At December 31, 2001, Hudson City Bancorp and Hudson City Savings exceeded all regulatory capital requirements. Hudson City Bancorp's leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 11.55%, 34.02% and 34.66%, respectively. Hudson City Savings' leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 10.64%, 31.32% and 31.96%, respectively.


EVENTS OF SEPTEMBER 11, 2001

         The attacks of September 11, 2001, have not caused any significant impact on our financial condition or results of operations. We expect that any possible future impact caused by these events will result from their impact on overall economic conditions and our customers.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Stockholders of
Hudson City Bancorp, Inc.:


         We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ KPMG LLP



January 10, 2002
Short Hills, New Jersey

                    Hudson City Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition

                                                                                     DECEMBER 31,      DECEMBER 31,
                                                                                         2001              2000
                                                                                         ----              ----
                                                                                             (IN THOUSANDS)
Assets:
Cash and due from banks (note 3) ...............................................     $     84,214      $     65,411
Federal funds sold .............................................................           17,600           121,700
                                                                                     ------------      ------------
                Total cash and cash equivalents ................................          101,814           187,111

Investment securities held to maturity, market value of $1,474 at
       December 31, 2001 and $1,496 at December 31, 2000 (note 4) ..............            1,441             1,481
Investment securities available for sale, at market value (notes 4 and 10) .....          167,427           876,667

Federal Home Loan Bank of New York stock .......................................           81,149            73,629

Mortgage-backed securities held to maturity, market value of $4,530,692 at
       December 31, 2001 and $3,287,504 at December 31, 2000
       (notes 5 and 10) ........................................................        4,478,488         3,262,035

Mortgage-backed securities available for sale, at market value
       (notes 5 and 10) ........................................................          530,690                --

Loans (note 6) .................................................................        5,968,171         4,872,740
       Less:
           Deferred loan fees ..................................................           12,060             9,555
           Allowance for loan losses (note 6) ..................................           24,010            22,144
                                                                                     ------------      ------------
                Net loans ......................................................        5,932,101         4,841,041

Foreclosed real estate, net (note 7) ...........................................              250               438
Accrued interest receivable ....................................................           61,808            62,260
Banking premises and equipment, net (note 8) ...................................           31,363            31,309
Other assets (notes 11 and 12) .................................................           40,237            44,402
                                                                                     ------------      ------------

                Total Assets ...................................................     $ 11,426,768      $  9,380,373
                                                                                     ============      ============

Liabilities and Stockholders' Equity:
Deposits (note 9):
       Interest-bearing ........................................................     $  7,537,103      $  6,271,944
       Noninterest-bearing .....................................................          375,659           332,177
                                                                                     ------------      ------------
                Total deposits .................................................        7,912,762         6,604,121
Borrowed funds (note 10) .......................................................        2,150,000         1,250,000
Accrued expenses and other liabilities (note 11) ...............................           75,270            61,683
                                                                                     ------------      ------------
                Total liabilities ..............................................       10,138,032         7,915,804
                                                                                     ------------      ------------
Common stock, $0.01 par value, 800,000,000 shares authorized; 115,638,300 shares issued, 99,158,700 shares outstanding at December 31, 2001,
       111,999,300 shares issued and outstanding at December 31, 2000 ..........            1,156             1,156
Additional paid-in capital .....................................................          526,855           526,718
Retained earnings (notes 12 and 14) ............................................        1,172,164         1,084,157
Treasury stock, at cost; 16,479,600 shares at December 31, 2001 and
       3,639,000 shares at December 31, 2000 ...................................         (340,716)          (65,011)
Unallocated common stock held by the employee stock
       ownership plan (note 11) ................................................          (53,435)          (55,396)
Unearned common stock held by the recognition and
       retention plan (note 11) ................................................          (22,132)          (23,958)
Accumulated other comprehensive income (loss), net of tax ......................            4,844            (3,097)
                                                                                     ------------      ------------
                Total stockholders' equity .....................................        1,288,736         1,464,569
                                                                                     ------------      ------------
                Commitments and contingencies (notes 8 and 15)
                      Total Liabilities and Stockholders' Equity ...............     $ 11,426,768      $  9,380,373
                                                                                     ============      ============

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                       2001          2000          1999
                                                                                    ---------     ---------     ---------
                                                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Interest and Dividend Income:
      Interest and fees on first mortgage loans (note 6) ......................     $ 381,135     $ 327,458     $ 277,391
      Interest and fees on consumer and other loans ...........................        11,959        10,640         7,583
      Interest on mortgage-backed securities held to maturity .................       254,610       214,435       192,390
      Interest on mortgage-backed securities available for sale ...............         8,304            --            --
      Interest on investment securities held to maturity (note 4):
          Taxable .............................................................            68            67            60
          Exempt from federal taxes ...........................................            23            26            28
      Interest and dividends on investment securities available for sale -
          taxable (note 4)..                                                           24,427        54,745        55,696
      Dividends on Federal Home Loan Bank of New York stock ...................         4,536         1,698            --
      Interest on federal funds sold ..........................................         5,436         4,972         2,933
                                                                                    ---------     ---------     ---------

             Total interest and dividend income ...............................       690,498       614,041       536,081
                                                                                    ---------     ---------     ---------

Interest Expense:
      Interest on deposits (note 9) ...........................................       307,007       310,513       295,717
      Interest on borrowed funds (note 10) ....................................        96,420        49,526         3,115
                                                                                    ---------     ---------     ---------

             Total interest expense ...........................................       403,427       360,039       298,832
                                                                                    ---------     ---------     ---------

                 Net interest income ..........................................       287,071       254,002       237,249

Provision for Loan Losses (note 6) ............................................         1,875         2,130         2,350
                                                                                    ---------     ---------     ---------
                 Net interest income after provision for loan losses ..........       285,196       251,872       234,899
                                                                                    ---------     ---------     ---------

Non-interest Income:
      Service charges and other income ........................................         4,694         4,541         4,752
      Losses on securities transactions, net (note 4) .........................            --            --            (7)
                                                                                    ---------     ---------     ---------
             Total non-interest income ........................................         4,694         4,541         4,745
                                                                                    ---------     ---------     ---------

Non-interest Expense:
      Salaries and employee benefits (note 11) ................................        52,307        49,871        42,117
      Net occupancy expense (note 8) ..........................................        14,088        13,678        12,076
      Federal deposit insurance assessment ....................................         1,292         1,414           806
      Amortization of goodwill (note 12) ......................................            --            --         1,440
      Computer and related services ...........................................         1,055           806         1,195
      Other expense ...........................................................        13,082        13,228        10,774
                                                                                    ---------     ---------     ---------
             Total non-interest expense .......................................        81,824        78,997        68,408
                                                                                    ---------     ---------     ---------

                 Income before income tax expense .............................       208,066       177,416       171,236
Income Tax Expense (note 12) ..................................................        73,517        62,590        63,850
                                                                                    ---------     ---------     ---------

                 Net income ...................................................     $ 134,549     $ 114,826     $ 107,386
                                                                                    =========     =========     =========


Basic earnings per share (1) (note 18) ........................................     $    1.37     $    1.05     $    0.47
                                                                                    =========     =========     =========


Diluted earnings per share (1) (note 18) ......................................     $    1.35     $    1.04     $    0.47
                                                                                    =========     =========     =========

(1)      Per share data for 1999 from date of reorganization (July 13, 1999)

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity



                                                                                              UNALLOCATED   UNEARNED
                                                                     ADDITIONAL                  COMMON      COMMON
                                                            COMMON    PAID-IN      RETAINED    STOCK HELD  STOCK HELD   TREASURY
                                                            STOCK     CAPITAL      EARNINGS   BY THE ESOP  BY THE RRP     STOCK
                                                            -----     -------      --------   -----------  ----------     -----
                                                                                       (IN THOUSANDS)
Balance at December 31, 1998 ...........................   $     --   $     --    $  899,933    $     --    $     --    $      --
       Comprehensive income:
           Net income ..................................         --         --       107,386          --          --           --
           Other comprehensive income (loss):
               Unrealized holding losses arising during
                    Period (net of tax of $(17,552)) ...         --         --            --          --          --           --
               Reclassification adjustment for losses in
                    net income (net of tax of $(2)) ....         --         --            --          --          --           --
           Total comprehensive income ..................
       Proceeds from sale of common stock, net .........      1,156    526,485            --          --          --           --
       Capitalization of Hudson City, MHC ..............         --         --          (200)         --          --           --
       Declaration of dividends ($0.05 per share) ......         --         --        (5,782)         --          --           --
       Purchase of ESOP stock ..........................         --         --            --     (23,402)         --           --
       Allocation of ESOP stock ........................         --        134            --       1,293          --           --
                                                           --------   --------    ----------    --------    --------    ---------
Balance at December 31, 1999 ...........................      1,156    526,619     1,001,337     (22,109)         --           --
       Comprehensive income:
           Net income ..................................         --         --       114,826          --          --           --
           Other comprehensive income (loss):
               Unrealized holding gains arising during
                    period (net of tax of $15,240) .....         --         --            --          --          --           --
           Total comprehensive income ..................
       Declaration of dividends ($0.29 per share) ......         --         --       (32,006)         --          --           --
       Purchase of ESOP stock ..........................         --         --            --     (35,244)         --           --
       Allocation of ESOP stock ........................         --        419            --       1,957          --           --
       Purchase of RRP stock ...........................         --         --            --          --     (28,638)          --
       Vesting of RRP stock ............................         --       (223)           --          --       4,680           --
       Purchase of treasury stock ......................         --         --            --          --          --      (65,456)
       Exercise of stock options .......................         --        (97)           --          --          --          445
                                                           --------   --------    ----------    --------    --------    ---------
Balance at December 31, 2000 ...........................      1,156    526,718     1,084,157     (55,396)    (23,958)     (65,011)
       Comprehensive income:
           Net income ..................................         --         --       134,549          --          --           --
           Other comprehensive income (loss):
               Unrealized holding gains arising during
                    period (net of tax of $4,868) ......         --         --            --          --          --           --
           Total comprehensive income ..................
       Declaration of dividends ($0.47 per share) ......         --         --       (46,542)         --          --           --
       Allocation of ESOP stock ........................         --      1,277            --       1,961          --           --
       Purchase of RRP stock ...........................         --         --            --          --      (4,184)          --
       Vesting of RRP stock ............................         --       (368)           --          --       6,010           --
       Purchase of treasury stock ......................         --         --            --          --          --     (278,458)
       Exercise of stock options .......................         --       (772)           --          --          --        2,753
                                                           --------   --------    ----------    --------    --------    ---------
Balance at December 31, 2001 ...........................   $  1,156   $526,855    $1,172,164    $(53,435)   $(22,132)   $(340,716)
                                                           ========   ========    ==========    ========    ========    =========

                                                             ACCUMULATED
                                                               OTHER
                                                            COMPREHENSIVE      TOTAL
                                                               INCOME       STOCKHOLDERS'
                                                               (LOSS)          EQUITY
                                                               ------          ------
                                                                   (IN THOUSANDS)
Balance at December 31, 1998 ...........................      $    673      $  900,606
       Comprehensive income:                                                ----------
           Net income ..................................            --         107,386
           Other comprehensive income (loss):
               Unrealized holding losses arising during
                    Period (net of tax of $(17,552)) ...       (28,641)        (28,641)
               Reclassification adjustment for losses in
                    net income (net of tax of $(2)) ....             5               5
                                                                            ----------
           Total comprehensive income ..................                        78,750
                                                                            ----------
       Proceeds from sale of common stock, net .........            --         527,641
       Capitalization of Hudson City, MHC ..............            --            (200)
       Declaration of dividends ($0.05 per share) ......            --          (5,782)
       Purchase of ESOP stock ..........................            --         (23,402)
       Allocation of ESOP stock ........................            --           1,427
                                                              --------      ----------
Balance at December 31, 1999 ...........................       (27,963)      1,479,040
       Comprehensive income:                                                ----------
           Net income ..................................            --         114,826
           Other comprehensive income (loss):
               Unrealized holding gains arising during
                    period (net of tax of $15,240) .....        24,866          24,866
                                                                            ----------
           Total comprehensive income ..................                       139,692
                                                                            ----------
       Declaration of dividends ($0.29 per share) ......            --         (32,006)
       Purchase of ESOP stock ..........................            --         (35,244)
       Allocation of ESOP stock ........................            --           2,376
       Purchase of RRP stock ...........................            --         (28,638)
       Vesting of RRP stock ............................            --           4,457
       Purchase of treasury stock ......................            --         (65,456)
       Exercise of stock options .......................            --             348
                                                              --------      ----------
Balance at December 31, 2000 ...........................        (3,097)      1,464,569
       Comprehensive income:                                                ----------
           Net income ..................................            --         134,549
           Other comprehensive income (loss):
               Unrealized holding gains arising during
                    period (net of tax of $4,868) ......         7,941           7,941
                                                                            ----------
           Total comprehensive income ..................                       142,490
                                                                            ----------
       Declaration of dividends ($0.47 per share) ......            --         (46,542)
       Allocation of ESOP stock ........................            --           3,238
       Purchase of RRP stock ...........................            --          (4,184)
       Vesting of RRP stock ............................            --           5,642
       Purchase of treasury stock ......................            --        (278,458)
       Exercise of stock options .......................            --           1,981
                                                              --------      ----------
Balance at December 31, 2001 ...........................      $  4,844      $1,288,736
                                                              ========      ==========

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                                                                              YEARS ENDED DECEMBER 31,
                                                                                         2001           2000           1999
                                                                                         ----           ----           ----
                                                                                                   (IN THOUSANDS)
Cash Flows from Operating Activities:
     Net income ...................................................................   $   134,549    $   114,826    $   107,386
     Adjustments to reconcile net income to net cash provided
     by operating activities:
              Depreciation, accretion and amortization expense ....................         5,167          5,755          8,005
              Provision for loan losses ...........................................         1,875          2,130          2,350
              Losses on net securities transactions ...............................            --             --              7
              Allocation of stock for employee benefit plans ......................         8,880          6,833          1,427
              Deferred tax benefit ................................................        (2,857)        (5,174)        (3,173)
              Net proceeds from sale of foreclosed real estate ....................           940          1,048          2,170
              Decrease (increase) in accrued interest receivable ..................           452        (10,290)        (2,929)
              Decrease (increase) in other assets .................................         2,154         (5,722)        (1,112)
              Increase in accrued expenses and other liabilities ..................        13,587          9,902          7,466
                                                                                      -----------    -----------    -----------
Net Cash Provided by Operating Activities .........................................       164,747        119,308        121,597
                                                                                      -----------    -----------    -----------
Cash Flows from Investing Activities:
     Net increase in loans ........................................................      (233,507)      (456,176)      (570,605)
     Purchases of loans ...........................................................      (857,638)      (110,733)       (74,969)
     Principal collection of mortgage-backed securities held to maturity ..........     1,584,372        693,241      1,059,577
     Purchases of mortgage-backed securities held to maturity .....................    (2,804,215)      (862,546)    (1,094,073)
     Principal collection of mortgage-backed securities available for sale ........        35,996             --             --
     Purchases of mortgage-backed securities available for sale ...................      (560,228)            --             --
     Proceeds from maturities and calls of investment securities held to maturity .            40            150             15
     Purchases of investment securities held to maturity ..........................            --           (252)            --
     Proceeds from maturities and calls of investment securities available for sale       855,614            536        733,155
     Proceeds from sales of investment securities available for sale ..............            --             --        109,766
     Purchases of investment securities available for sale ........................      (140,430)       (25,000)      (913,976)
     Purchases of Federal Home Loan Bank of New York stock ........................        (7,520)       (73,629)            --
     Purchases of premises and equipment, net .....................................        (3,966)        (3,708)        (5,485)
                                                                                      -----------    -----------    -----------
Net Cash Used in Investment Activities ............................................    (2,131,482)      (838,117)      (756,595)
                                                                                      -----------    -----------    -----------
Cash Flows from Financing Activities:
     Net increase (decrease) in deposits ..........................................     1,308,641        (83,923)      (119,295)
     Proceeds from borrowed funds .................................................     1,550,000      2,450,000        300,000
     Principal payments on borrowed funds .........................................      (650,000)    (1,500,000)            --
     Proceeds from sale of stock, net .............................................            --             --        527,641
     Capitalization of Hudson City, MHC ...........................................            --             --           (200)
     Dividends paid ...............................................................       (46,542)       (32,006)        (5,782)
     Purchases of stock by the ESOP ...............................................            --        (35,244)       (23,402)
     Purchases of stock by the RRP ................................................        (4,184)       (28,638)            --
     Purchases of treasury stock ..................................................      (278,458)       (65,456)            --
     Exercise of stock options ....................................................         1,981            348             --
                                                                                      -----------    -----------    -----------
Net Cash Provided by Financing Activities .........................................     1,881,438        705,081        678,962
                                                                                      -----------    -----------    -----------
Net (Decrease) Increase in Cash and Cash Equivalents ..............................       (85,297)       (13,728)        43,964

Cash and Cash Equivalents at Beginning of Period ..................................       187,111        200,839        156,875
                                                                                      -----------    -----------    -----------
Cash and Cash Equivalents at End of Period ........................................   $   101,814    $   187,111    $   200,839
                                                                                      ===========    ===========    ===========
Supplemental Disclosures:
     Interest paid ................................................................   $   399,401    $   354,987    $   297,294
                                                                                      ===========    ===========    ===========
     Income taxes paid ............................................................   $    70,205    $    75,017    $    64,722
                                                                                      ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a) BASIS OF PRESENTATION

      The following are the significant accounting and reporting policies applied by Hudson City Bancorp, Inc. ("Hudson City Bancorp") and its wholly-owned subsidiary Hudson City Savings Bank ("Hudson City Savings") in the preparation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year's presentation. As used in these consolidated financial statements, "Hudson City" refers to Hudson City Bancorp, Inc. and its consolidated subsidiary, depending on the context.

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

      Transfers of loans to foreclosed real estate of $747,000, $1,126,000 and $1,555,000 for the years ended December 31, 2001, 2000 and 1999, respectively, did not result in cash receipts or cash payments.

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

      Mortgage-backed securities are classified as either held to maturity or available for sale. Mortgage-backed securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, using a method that approximates level yield. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income, which is included in stockholders' equity. Gains and losses are recognized when securities are sold using the specific identification method. The estimated fair market value of these securities is determined by use of quoted market prices.

      f) LOANS

      Loans are stated at their principal amounts outstanding. Interest income on loans is accrued and credited to income as earned. Net loan origination fees are deferred and amortized to interest income over the life of the loan as an adjustment to the loan's yield, using the level yield method. Purchased loans are stated at their principal amounts outstanding adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, using a method that approximates level yield.

      The accrual of income on loans that do not carry private mortgage insurance or are not guaranteed by a federal agency is generally discontinued when interest or principal payments are 90-days in arrears or when the timely collection of such income is doubtful. Loans on which the accrual of income has been discontinued are designated as nonaccrual loans and outstanding interest previously credited is reversed. It is recognized subsequently in the period collected only when the ultimate collection of principal is no longer in doubt. A nonaccrual loan is returned to accrual status when factors indicating doubtful collection no longer exist.

      Hudson City defines the population of impaired loans to be all nonaccrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. There were no loans classified as impaired at December 31, 2001 and 2000.

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

                   Notes to Consolidated Financial Statements


based on such factors as loan loss experience, known and inherent risks in the loan portfolio, the estimated value of underlying collateral, current economic and real estate market trends, loan portfolio growth and other factors which may warrant recognition.

      Hudson City's objective is to maintain an allowance at a level sufficient to cover specifically identifiable loan losses, as well as estimated losses inherent in the loan portfolio which are probable but not specifically identifiable. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgement and short-term change.

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

      j) INCOME TAXES

      We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

      Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                   Notes to Consolidated Financial Statements


      The employee stock ownership plan ("ESOP") is accounted for in accordance with the provisions of Statement of Position 93-6, "Employer Accounting for Employee Stock Ownership Plans." The funds borrowed by the ESOP from Hudson City Bancorp to purchase Hudson City Bancorp common stock are being repaid from Hudson City Savings' contributions and dividends paid on unallocated ESOP shares over a period of up to 30 years. Hudson City common stock not allocated to participants is recorded as a reduction of stockholders' equity at cost. Compensation expense for the ESOP is based on the average price of our stock during each quarter.

      The Hudson City stock option plans and the recognition and retention plans ("RRP") are accounted for in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. Accordingly, no compensation expense has been recognized for the stock option plans. The fair value pro forma disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" are included in Note 11 - Employee Benefit Plans. Compensation expense for the RRP in the amount of the fair value of the common stock at the date of grant is recognized ratably over the five year vesting period. Unvested and unallocated RRP shares are recorded as a reduction of stockholders' equity at cost.

      l) BORROWED FUNDS

      Hudson City enters into sales of securities under agreements to repurchase with selected brokers and the Federal Home Loan Bank ("FHLB.") These agreements are recorded as financing transactions as Hudson City maintains effective control over the transferred securities. The dollar amount of the securities underlying the agreements continue to be carried in Hudson City's securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition.

      The securities underlying the agreements are delivered to the party with whom each transaction is executed. They agree to resell to Hudson City the same securities at the maturity or call of the agreement. Hudson City retains the right of substitution of the underlying securities throughout the terms of the agreements.

      Hudson City has also obtained advances from the FHLB, which are generally secured by a blanket lien against our mortgage portfolio. Total borrowings with the FHLB are generally limited to twenty times the amount of FHLB stock owned.

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

                   Notes to Consolidated Financial Statements


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

      Hudson City Bancorp sold 54,350,000 shares of its common stock to the public, representing 47% of the then outstanding shares, at $10.00 per share. Hudson City Bancorp received net proceeds of $527.6 million. The number of shares of common stock sold and the price for such shares was determined by the Board of Directors based upon an appraisal of Hudson City Savings made by an independent appraisal firm. An additional 61,288,300 shares, or 53% of the then outstanding shares of Hudson City Bancorp, were issued to Hudson City, MHC. At December 31, 2001, as a result of stock repurchases, Hudson City, MHC owned 61.8% of Hudson City Bancorp. Hudson City Bancorp's common stock commenced trading on July 13, 1999 on the Nasdaq National Market under the symbol "HCBK."

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

3. RESTRICTIONS ON CASH AND DUE FROM BANKS

      Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on deposits. The average amount of the reserves on deposit for the years ended December 31, 2001 and 2000 was approximately $2,104,000 and $1,502,000, respectively.

                   Notes to Consolidated Financial Statements


4. INVESTMENT SECURITIES

      The amortized cost and estimated fair market value of investment securities at December 31 are as follows:

                                                    GROSS        GROSS        ESTIMATED
                                      AMORTIZED   UNREALIZED   UNREALIZED    FAIR MARKET
                                        COST        GAINS        LOSSES        VALUE
                                        ----        -----        ------        -----
                                                      (IN THOUSANDS)
2001
HELD TO MATURITY
Municipal bonds .................     $  1,441     $     33     $     --      $  1,474
                                      ========     ========     ========      ========
AVAILABLE FOR SALE
United States government agencies     $155,430     $  1,417     $   (439)     $156,408
Corporate bonds .................        1,049            2           (7)        1,044
Equity securities ...............       10,000           --          (25)        9,975
                                      --------     --------     --------      --------
         Total available for sale     $166,479     $  1,419     $   (471)     $167,427
                                      ========     ========     ========      ========

2000
HELD TO MATURITY
Municipal bonds .................     $  1,481     $     26     $    (11)     $  1,496
                                      ========     ========     ========      ========
AVAILABLE FOR SALE
United States government agencies     $880,172     $    453     $ (5,423)     $875,202
Corporate bonds .................        1,491            1          (27)        1,465
                                      --------     --------     --------      --------
         Total available for sale     $881,663     $    454     $ (5,450)     $876,667
                                      ========     ========     ========      ========


      The amortized cost and estimated fair market value of investment securities held to maturity and investment securities available for sale at December 31, 2001, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

                                                                       ESTIMATED
                                                       AMORTIZED      FAIR MARKET
                                                          COST           VALUE
                                                          ----           -----
                                                             (IN THOUSANDS)
           HELD TO MATURITY
Due after one year through five years ..........        $    265        $    275
Due after five years through ten years .........             924             938
Due after ten years ............................             252             261
                                                        --------        --------
            Total held to maturity .............        $  1,441        $  1,474
                                                        ========        ========
          AVAILABLE FOR SALE
Due in one year or less ........................        $    651        $    653
Due after one year through five years ..........          25,270          25,336
Due after five years through ten years .........         130,558         131,463
                                                        --------        --------
            Total available for sale ...........        $156,479        $157,452
                                                        ========        ========

                   Notes to Consolidated Financial Statements


      Interest and dividend income for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                                 2001         2000         1999
                                                 ----         ----         ----
                                                        (IN THOUSANDS)
United State government agencies ........      $24,252      $54,637      $55,560
Municipal bonds .........................           91           93           88
Corporate bonds .........................           78          108          136
Equity securities .......................           97           --           --
                                               -------      -------      -------
            Total interest and dividend
            income ......................      $24,518      $54,838      $55,784
                                               =======      =======      =======


      There were no gains or losses on calls or maturities of investment securities during 2001 and 2000.

      Gross realized gains on calls of investment securities available for sale during 1999 were $1,000. Gross realized losses on sales of investment securities available for sale during 1999 were $8,000.

      The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $16,421,000 and $54,819,000 at December 31, 2001 and 2000, respectively.

5. MORTGAGE-BACKED SECURITIES

      The amortized cost and estimated fair market value of mortgage-backed securities at December 31 are as follows:

                                                                 GROSS          GROSS         ESTIMATED
                                                 AMORTIZED     UNREALIZED     UNREALIZED      FAIR MARKET
                                                   COST          GAINS          LOSSES          VALUE
                                                   ----          -----          ------          -----
                                                                    (IN THOUSANDS)
2001
HELD TO MATURITY
GNMA pass-through certificates ............     $1,704,584     $   25,712     $       --      $1,730,296
FNMA pass-through certificates ............        642,457         13,621            (15)        656,063
FHLMC pass-through certificates ...........        139,149          3,707             --         142,856
FHLMC, FNMA and GNMA-REMICs ...............      1,992,298         10,300         (1,121)      2,001,477
                                                ----------     ----------     ----------      ----------
         Total held to maturity............     $4,478,488     $   53,340     $   (1,136)     $4,530,692
                                                ==========     ==========     ==========      ==========
AVAILABLE FOR SALE
         GNMA pass-through certificates ...     $  523,825     $    6,865     $       --      $  530,690
                                                ==========     ==========     ==========      ==========
2000
HELD TO MATURITY
GNMA pass-through certificates ............     $2,457,168     $   17,511     $     (420)     $2,474,259
FNMA pass-through certificates ............        635,691          6,310           (286)        641,715
FHLMC pass-through certificates ...........        161,684          2,534           (119)        164,099
FHLMC and FNMA -  REMICs ..................          7,492              2            (63)          7,431
                                                ----------     ----------     ----------      ----------
         Total held to maturity............     $3,262,035     $   26,357     $     (888)     $3,287,504
                                                ==========     ==========     ==========      ==========

                   Notes to Consolidated Financial Statements


6. LOANS AND ALLOWANCE FOR LOAN LOSSES

      Loans at December 31 are summarized as follows:

                                                           2001           2000
                                                           ----           ----
                                                              (IN THOUSANDS)
First mortgage loans:
            One- to four-family ...................     $5,664,973     $4,607,891
            FHA/VA ................................        151,203        112,937
            Multi-family and commercial ...........          2,548          2,380
                                                        ----------     ----------
                     Total first mortgage loans ...      5,818,724      4,723,208
                                                        ----------     ----------
Consumer and other loans:
            Fixed-rate second mortgages ...........        115,244        118,319
            Home equity credit lines ..............         32,715         29,119
            Other .................................          1,488          2,094
                                                        ----------     ----------
                     Total consumer and other loans        149,447        149,532
                                                        ----------     ----------
                             Total loans ..........     $5,968,171     $4,872,740
                                                        ==========     ==========


      Substantially all of Hudson City's loans are secured by first or second liens on real estate property, the majority of which are located in the State of New Jersey. The ultimate ability to collect the loan portfolio and realize the carrying value of real estate is subject to changes in the real estate market and future economic conditions.

      The following is a comparative summary of loans on which the accrual of income has been discontinued and loans which are contractually past due 90-days or more but have not been classified non-accrual at December 31:

                                                            2001           2000
                                                            ----           ----
                                                              (IN THOUSANDS)
Non-accrual loans ................................        $ 8,262        $10,452
Accruing loans delinquent 90-days or more ........          7,386          2,523
                                                          -------        -------
            Total non-performing loans ...........        $15,648        $12,975
                                                          =======        =======


      The total amount of interest income received during the year on nonaccrual loans outstanding at December 31, 2001, 2000 and 1999 amounted to $154,000, $179,000 and $242,000, respectively. Additional interest income totaling $483,000, $652,000, and $625,000 on non-accrual loans would have been recognized in 2001, 2000 and 1999, respectively, if interest on all such loans had been recorded based upon original contract terms. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

                   Notes to Consolidated Financial Statements


      An analysis of the allowance for loan losses at December 31 follows:

                                             2001          2000          1999
                                             ----          ----          ----
                                                      (IN THOUSANDS)
Balance at beginning of year .........     $ 22,144      $ 20,010      $ 17,712
                                           --------      --------      --------
  Charge-offs ........................          (20)          (18)          (73)
  Recoveries .........................           11            22            21
                                           --------      --------      --------
     Net (charge-offs) recoveries ....           (9)            4           (52)
                                           --------      --------      --------
     Provision for loan losses .......        1,875         2,130         2,350
                                           --------      --------      --------
       Balance at end of year ........     $ 24,010      $ 22,144      $ 20,010
                                           ========      ========      ========


7. FORECLOSED REAL ESTATE, NET

      Foreclosed real estate, net, at December 31 is summarized as follows:

                                                                 2001      2000
                                                                 ----      ----
                                                                 (IN THOUSANDS)
Foreclosed real estate ....................................     $ 250     $ 443
Valuation allowance .......................................        --        (5)
                                                                -----     -----
            Total foreclosed real estate, net .............     $ 250     $ 438
                                                                =====     =====


      An analysis of the valuation allowance for foreclosed real estate at December 31 follows:

                                                     2001       2000       1999
                                                     ----       ----       ----
                                                           (IN THOUSANDS)
Balance at beginning of year ..................      $  5       $ 12       $ 32
Provisions for write-downs ....................        --         11         52
Write-downs ...................................        (5)       (18)       (72)
                                                     ----       ----       ----
         Balance at end of year ...............      $ --       $  5       $ 12
                                                     ====       ====       ====

                   Notes to Consolidated Financial Statements


8. BANKING PREMISES AND EQUIPMENT, NET

      A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

                                                             2001          2000
                                                             ----          ----
                                                               (IN THOUSANDS)
Land .................................................     $  4,740      $  4,291
Buildings ............................................       31,208        30,477
Leasehold improvements ...............................       12,139        11,504
Furniture, fixtures and equipment ....................       36,110        34,007
                                                           --------      --------
               Total acquisition value ...............       84,197        80,279

Accumulated depreciation and amortization ............      (52,834)      (48,970)
                                                           --------      --------
               Total banking premises and
               equipment, net.........................     $ 31,363      $ 31,309
                                                           ========      ========


      Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $3,912,000, $3,599,000 and $3,348,000 in 2001, 2000 and 1999, respectively.

      Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                        YEAR                                 AMOUNT
                        ----                                 ------
                                                         (IN THOUSANDS)
         2002 .............................                 $ 2,988
         2003 .............................                   2,931
         2004 .............................                   2,691
         2005 .............................                   2,273
         2006 .............................                   1,833
         Thereafter .......................                   5,552
                                                            -------
                     Total ................                 $18,268
                                                            =======


      Net occupancy expense included gross rental expense for certain bank premises of $3,459,000 in 2001, $3,286,000 in 2000 and $2,852,000 in 1999 , and
rental income of $620,000, $569,000 and $586,000 for the respective years.

                   Notes to Consolidated Financial Statements


9. DEPOSITS

      Deposits at December 31 are summarized as follows:

                                           2001                       2000
                                           ----                       ----
                                    BALANCE      PERCENT       BALANCE      PERCENT
                                    -------      -------       -------      -------
                                                (DOLLARS IN THOUSANDS)
Savings .....................     $  814,367      10.29%     $  757,607      11.47%
Noninterest-bearing demand ..        375,659       4.75         332,177       5.03
Interest-bearing demand .....        102,185       1.29          96,611       1.46
Money market ................        516,700       6.53         448,860       6.80
Time deposits ...............      6,103,851      77.14       4,968,866      75.24
                                  ----------      -----      ----------      -----
               Total deposits     $7,912,762     100.00%     $6,604,121     100.00%
                                  ==========     =======     ==========     =======


      Time deposits $100,000 and over amounted to $923,830,000 and $600,605,000 at December 31, 2001 and 2000, respectively. Interest expense on time deposits $100,000 and over for the years ended December 31, 2001, 2000 and 1999 was $34,202,000, $29,671,000 and $27,562,000, respectively. Included in noninterest-bearing demand accounts are mortgage escrow deposits of $48,917,000 and $48,093,000 at December 31, 2001 and 2000, respectively.

      Scheduled maturities of time deposits are as follows:

                              YEAR                                      AMOUNT
                              ----                                      ------
                                                                    (IN THOUSANDS)
             2002 .......................................             $5,519,984
             2003 .......................................                496,467
             2004 .......................................                 62,172
             2005 .......................................                 13,536
             2006 .......................................                 11,692
                                                                      ----------
                         Total ..........................             $6,103,851
                                                                      ==========


10. BORROWED FUNDS

      Borrowed funds at December 31 are summarized as follows:

                                                            2001                     2000
                                                            ----                     ----
                                                                 WEIGHTED                 WEIGHTED
                                                                 AVERAGE                  AVERAGE
                                                     PRINCIPAL     RATE       PRINCIPAL     RATE
                                                     ---------     ----       ---------     ----
                                                                (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase:
   FHLB .......................................     $  700,000     5.22%     $  300,000     5.71%
   Other brokers ..............................        850,000     5.17         950,000     6.20
                                                    ----------               ----------
       Total securities sold under
            agreements to repurchase ..........      1,550,000     5.19       1,250,000     6.08
Advances from the FHLB ........................        600,000     4.48              --       --
                                                    ----------               ----------
         Total borrowed funds .................     $2,150,000     4.99      $1,250,000     6.08
                                                    ==========               ==========

                   Notes to Consolidated Financial Statements


      At December 31, 2001, borrowed funds had scheduled maturities and potential call dates as follows:

                                  BORROWINGS BY SCHEDULED    BORROWINGS BY NEXT
                                       MATURITY DATE        POTENTIAL CALL DATE
                                       -------------        -------------------
                                                 WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE
             YEAR                   PRINCIPAL      RATE     PRINCIPAL      RATE
             ----                   ---------      ----     ---------      ----
2002 ..........................     $       --       --%    $  500,000     5.76%
2003 ..........................         50,000     4.73        200,000     5.07
2004 ..........................         50,000     5.00        500,000     4.84
2005 ..........................        150,000     5.35        475,000     4.58
2006 ..........................         50,000     4.50        475,000     4.74
2008 ..........................        100,000     4.75             --       --
2009 ..........................        200,000     5.72             --       --
2010 ..........................        350,000     5.58             --       --
2011 ..........................      1,200,000     4.71             --       --
                                    ----------              ----------
            Total .............     $2,150,000     4.99     $2,150,000     4.99
                                    ==========              ==========


      The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, the average balances and the maximum outstanding at any month-end at or for the years ended December 31, 2001 and 2000 are as follows:

                                                       AT OR FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                             ------------
                                                          2001           2000
                                                          ----           ----
                                                            (IN THOUSANDS)
Amortized cost of collateral:
     United States government agency securities ..     $   75,012     $  392,612
     Mortgage-backed securities ..................      1,237,740        995,764
     REMIC's .....................................        315,193             --
                                                       ----------     ----------
          Total amortized cost of collateral .....     $1,627,945     $1,388,376
                                                       ==========     ==========
Fair value of collateral:
     United States government agency securities ..     $   75,864     $  390,550
     Mortgage-backed securities ..................      1,253,531      1,002,669
     REMIC's .....................................        321,140             --
                                                       ----------     ----------
          Total fair value  of collateral ........     $1,650,535     $1,393,219
                                                       ==========     ==========
Average balance of outstanding borrowings
     during the year .............................     $1,731,918     $  797,966
                                                       ==========     ==========
Maximum balance of outstanding borrowings
     at any month-end during the year ............     $2,150,000     $1,250,000
                                                       ==========     ==========


11. EMPLOYEE BENEFIT PLANS

      a) RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

      Non-contributory retirement and postretirement plans are maintained to cover all employees, including retired employees, who have met the eligibility requirements of the plans. Benefits under the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and

                   Notes to Consolidated Financial Statements


compensation. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and had a benefit obligation of $3,628,000 at December 31, 2001 and $3,281,000 at December 31, 2000. Certain
health care and life insurance benefits are provided to eligible retired employees ("other benefits"). Participants generally become eligible for retiree health care and life insurance benefits after ten years of service.

      The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

                                                          RETIREMENT PLANS             OTHER BENEFITS
                                                          ----------------             --------------
                                                         2001          2000          2001          2000
                                                         ----          ----          ----          ----
                                                                         (IN THOUSANDS)
Change in Benefit Obligation:
    Benefit obligation at beginning of year ......     $ 55,306      $ 48,949      $ 32,028      $ 28,470
    Service cost .................................        2,135         1,995         1,409         1,524
    Interest cost ................................        4,007         3,822         1,929         2,192
    Participant contributions ....................           --            --            16            --
    Actuarial (gain) loss ........................         (941)        2,091        (5,205)          385
    Benefits paid ................................       (1,758)       (1,551)         (389)         (543)
                                                       --------      --------      --------      --------
    Benefit obligation at end of year ............       58,749        55,306        29,788        32,028
                                                       --------      --------      --------      --------
Change in Plan Assets:
    Fair value of plan assets at beginning of year       71,080        73,657            --            --
    Actual loss on plan assets ...................       (2,177)       (1,029)           --            --
    Employer contribution ........................            3             3           373           543
    Participant contributions ....................           --            --            16            --
    Benefits paid ................................       (1,758)       (1,551)         (389)         (543)
                                                       --------      --------      --------      --------
    Fair value of plan assets at end of year .....       67,148        71,080            --            --
                                                       --------      --------      --------      --------
             Funded Status .......................        8,399        15,774       (29,788)      (32,028)
    Unrecognized transition asset ................           --          (399)           --            --
    Unrecognized prior service cost ..............          (31)          (18)           --            --
    Unrecognized net actuarial gain ..............       (1,836)       (9,618)       (8,086)       (3,241)
                                                       --------      --------      --------      --------
             Prepaid (accrued) benefit cost ......     $  6,532      $  5,739      $(37,874)     $(35,269)
                                                       ========      ========      ========      ========


      Net periodic benefit (income) cost at December 31 included the following components:

                                                         RETIREMENT PLANS                       OTHER BENEFITS
                                                         ----------------                       --------------
                                                  2001         2000         1999         2001         2000         1999
                                                  ----         ----         ----         ----         ----         ----
                                                                             (IN THOUSANDS)
Service cost ..............................     $ 2,135      $ 1,995      $ 2,476      $ 1,409      $ 1,524      $ 1,496
Interest cost .............................       4,007        3,822        3,379        1,929        2,192        1,864
Expected return on assets .................      (6,307)      (6,545)      (5,993)          --           --           --
Amortization of:
    Net gain ..............................        (239)        (912)        (221)        (359)         (76)          --
    Unrecognized prior service cost .......          13           13           13           --           --           --
    Unrecognized remaining net assets .....        (399)        (399)        (399)          --           --           --
                                                -------      -------      -------      -------      -------      -------
       Net periodic benefit (income) cost .     $  (790)     $(2,026)     $  (745)     $ 2,979      $ 3,640      $ 3,360
                                                =======      =======      =======      =======      =======      =======

                   Notes to Consolidated Financial Statements


      The following are the weighted average assumptions used in accounting for the benefit plans at December 31:

                                            RETIREMENT PLANS     OTHER BENEFITS
                                            ----------------     --------------
                                             2001      2000      2001      2000
                                             ----      ----      ----      ----
Discount rate ..........................     7.25%     7.50%     7.25%     7.50%
Expected return on assets ..............     9.00      9.00        --        --
Rate of compensation increase ..........     6.00      6.25        --        --


      The assumed health care cost trend rate used to measure the expected cost of other benefits for 2002 was 8.00%. The rate was assumed to decrease gradually to 5.00% for 2007 and remain at that level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

                                                        1% INCREASE   1% DECREASE
                                                        -----------   -----------
                                                              (IN THOUSANDS)
Effect on total service cost and interest cost .....       $  677       $  (556)
Effect on other benefit obligations ................        5,149        (4,337)


      b) EMPLOYEE STOCK OWNERSHIP PLAN

      In connection with its initial public offering, Hudson City Bancorp adopted an ESOP. The ESOP is a tax-qualified plan designed to invest primarily in Hudson City common stock that provides employees with the opportunity to receive a Hudson City-funded retirement benefit based primarily on the value of Hudson City common stock. The ESOP was authorized to purchase, and did purchase, 4,348,000 shares of Hudson City common stock at an average price of $13.49 per share with a loan from Hudson City Bancorp. The outstanding loan principal at December 31, 2001 was $54.7 million. Those shares were pledged as collateral for the loan and are released from the pledge for allocation to participants as loan payments are made.

      At December 31, 2001, shares allocated to participants were 362,333. For the plan year ending September 30, 2002, there are 144,933 shares that are committed-to-be-released and will be allocated to participants at the end of the plan year. Unallocated ESOP shares held in suspense totaled 3,985,667 at December 31, 2001 and had a fair market value of $105.0 million. ESOP compensation expense for the years ended December 31, 2001, 2000 and 1999 was $3,238,000, $2,376,000 and $1,427,000, respectively.

      The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan's benefit formula. The supplemental payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP's loan, payments representing the shares that would have been allocated if employment had continued through

                   Notes to Consolidated Financial Statements


the full term of the loan. Compensation expense related to this plan amounted to $1,406,000 in 2001, $1,959,000 in 2000 and $731,000 in 1999.

      c)       RECOGNITION AND RETENTION PLANS

      The purpose of the RRP is to promote the growth and profitability of Hudson City Bancorp by providing directors, officers and employees with an equity interest in Hudson City Bancorp as an incentive to achieve corporate goals. The RRP have invested money primarily in shares of Hudson City common stock that were used to make restricted stock awards. The RRP were authorized, in the aggregate, to purchase not more than 2,274,000 shares of common stock, and have purchased 2,153,518 shares on the open market at an average price of $15.24 per share.

      As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2001, common stock that had not been awarded totaled 186,800 shares. Compensation expense attributable to the RRP amounted to $5,641,000 for the year 2001 and $4,457,000 for 2000.

      A summary of the status of the granted, but unvested shares under the RRP as of December 31, and changes during those years, is presented below:

                                                   RESTRICTED STOCK AWARDS
                                                   -----------------------
                                                      2001         2000
                                                      ----         ----
Outstanding at beginning of year..........         1,951,600            --
      Granted ............................           121,100     1,966,100
      Vested .............................          (401,920)      (14,500)
                                                   ---------     ---------
Outstanding at end of year ...............         1,670,780     1,951,600
                                                   =========     =========


      d)       STOCK OPTION PLANS

      Each stock option granted entitles the holder to purchase one share of Hudson City's common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options granted generally vest over a five year period from the date of grant and will expire no later than 10 years following the grant date. Under the Hudson City stock option plans, 5,595,000 shares of Hudson City Bancorp, Inc. common stock have been reserved for issuance. Directors and employees have been granted 4,800,000 stock options.

                   Notes to Consolidated Financial Statements

      A summary of the status of the granted, but unexercised stock options as of December 31, and changes during those years, is presented below:


                                               2001                   2000
                                               ----                   ----
                                                     WEIGHTED                 WEIGHTED
                                                     AVERAGE    NUMBER OF     AVERAGE
                                       NUMBER OF     EXERCISE     STOCK       EXERCISE
                                     STOCK OPTIONS    PRICE      OPTIONS       PRICE
                                     -------------    -----      -------       -----
Outstanding at beginning of year ..     4,454,000      13.875           --         --
      Granted .....................       303,000      22.102    4,497,000     13.875
      Exercised ...................      (142,800)     13.875      (25,000)    13.875
      Forfeited ...................        (7,000)     13.875      (18,000)    13.875
                                      -----------              -----------
Outstanding at end of year ........     4,607,200      14.416    4,454,000     13.875
                                      ===========              ===========


      The following table summarizes information about our stock options outstanding at December 31, 2001:

                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                       -------------------               -------------------
                            WEIGHTED
                NUMBER      AVERAGE       WEIGHTED                   WEIGHTED
                  OF       REMAINING       AVERAGE       NUMBER      AVERAGE
 EXERCISE       OPTIONS    CONTRACTUAL    EXERCISE      OF OPTIONS   EXERCISE
  PRICE       OUTSTANDING    LIFE           PRICE      EXERCISABLE    PRICE
  -----       -----------    ----           -----      -----------    -----
 $ 13.875      4,304,200    8 years       $ 13.875       782,400     $ 13.875
   19.875         57,000    9 years         19.875            --           --
   21.850         86,000    9 years         21.850            --           --
   23.030        160,000    9 years         23.030            --           --
               ---------                                 -------
               4,607,200                    14.416       782,400       13.875
               =========                                 =======

      Hudson City Bancorp applies APB 25 and related Interpretations in accounting for the stock option plans. Accordingly, no compensation expense has been recognized in 2001 or 2000. Had compensation expense for Hudson City's stock option plans been determined based on the fair value at the grant date for our stock options consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      2001            2000
                                                      ----            ----
                                              (In thousands, except per share data)
Net income:             As reported......        $    134,549       $    114,826
                        Pro forma........        $    132,352       $    112,798

Basic earnings per
share:                  As reported......        $       1.37       $       1.05
                        Pro forma........        $       1.35       $       1.03

Diluted earnings per
share:                  As reported......        $       1.35       $       1.04
                        Pro forma........        $       1.33       $       1.03

                   Notes to Consolidated Financial Statements

      The fair value of the option grants was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions:


                              FOR THE YEARS ENDED DECEMBER 31,
                              --------------------------------
                                    2001            2000
                                    ----            ----
Expected dividend yield ..           2.39%           1.44%
Expected volatility ......          21.35           16.25
Risk-free interest rate ..           3.96            6.53
Expected option life .....        5 years         5 years


      e)       INCENTIVE PLANS

      A tax-deferred profit incentive bonus savings plan is maintained based on Hudson City's profitability. All employees are eligible after one year of employment and the attainment of age 21. The expense was $1,145,000, $1,095,000 and $1,320,000 in 2001, 2000 and 1999, respectively.

      Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria. Participants can elect cash payment or elect to defer the award until retirement. The current long-term performance period is January 1, 1999 to December 31, 2001. The expense related to these plans was $2,489,000 in 2001, $2,407,000 in 2000 and $1,790,000 in 1999.


12.  INCOME TAXES

      Income tax expense (benefit) for each of the years in the three-year period ended December 31, 2001 is summarized as follows:

                                             2001          2000          1999
                                             ----          ----          ----
                                                      (IN THOUSANDS)
FEDERAL:
Current ..............................     $ 76,264      $ 67,197      $ 61,578
Deferred .............................       (2,857)       (4,759)       (2,923)
                                           --------      --------      --------
     Total federal ...................       73,407        62,438        58,655
                                           --------      --------      --------
STATE:
Current ..............................          110           567         5,445
Deferred .............................           --          (415)         (250)
                                           --------      --------      --------
     Total state .....................          110           152         5,195
                                           --------      --------      --------
     Total income tax expense ........     $ 73,517      $ 62,590      $ 63,850
                                           ========      ========      ========


      Not included in the above table is income tax expense of $4,868,000 and $15,240,000 for 2001 and 2000, respectively, and income tax benefit of $17,550,000 for 1999, which represents the income tax expense or benefit on the net unrealized gains or losses of securities available for sale.

                   Notes to Consolidated Financial Statements

      The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

                                            2001          2000          1999
                                            ----          ----          ----
                                               (DOLLARS IN THOUSANDS)
Income before income tax expense .....   $ 208,066     $ 177,416     $ 171,236
Statutory income tax rate ............          35%           35%           35%
                                         ---------     ---------     ---------
Computed expected income tax expense .      72,823        62,096        59,933
State income taxes, net of federal
  income tax benefit .................          72            99         3,377
Amortization of goodwill .............          --            --           504
Tax-exempt interest ..................        (111)         (111)         (125)
Other, net ...........................         733           506           161
                                         ---------     ---------     ---------
     Income tax expense ..............   $  73,517     $  62,590     $  63,850
                                         =========     =========     =========


      The net deferred tax asset at December 31 consists of the following:


                                                             2001       2000
                                                             ----       ----
                                                              (IN THOUSANDS)
Deferred tax asset:
     Discount accretion .................................   $   702   $ 1,459
     Deferred loan origination fees .....................       935     1,330
     Postretirement benefits ............................    14,312    13,350
     Book loan loss reserve .............................     9,124     8,415
     Mortgage premium amortization ......................     4,481     3,939
     Non-accrual interest income ........................       266       348
     Net unrealized loss on securities available for sale        --     1,898
     Non-qualified benefit plans ........................     4,147     3,337
     Other ..............................................     4,206     4,904
                                                            -------   -------
                                                             38,173    38,980
                                                            -------   -------
Deferred tax liability:
     Tax bad debt reserve ...............................     4,159     6,239
     Net unrealized gain on securities available for sale     2,969        --
     Retirement plan ....................................     3,860     3,421
     Other ..............................................     1,735     1,860
                                                            -------   -------
                                                             12,723    11,520
                                                            -------   -------
         Net deferred tax asset .........................   $25,450   $27,460
                                                            =======   =======



      The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management's opinion, in view of Hudson City's previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 2001 and 2000.

      At December 31, 2001 and 2000, the bad debt reserve for federal income tax reporting purposes was approximately $62,000,000 and $66,000,000, respectively. Retained earnings at December 31, 2001 and 2000 included approximately $49,000,000 for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for tax purposes. Under

                   Notes to Consolidated Financial Statements

SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

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

      Carrying amounts of cash, due from banks and federal funds sold are considered to approximate fair value. The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows. For time deposits and borrowed funds, the fair value is estimated by discounting estimated future cash flows using currently offered rates. For deposit liabilities payable on demand, the fair value is estimated by discounting estimated future cash flows using a regulatory borrowing rate most closely associated with maturity date ranges that were established using Hudson City's history and regulatory guidelines. There is no material difference between the fair value and the committed amounts of our off-balance commitments.

      Other important elements which are not deemed to be financial assets or liabilities and therefore, not considered in these estimates include the value of Hudson City's retail branch delivery system, its existing core deposit base and banking premises and equipment.

      The estimated fair value of Hudson City's financial instruments at December 31 are summarized as follows:


                                                         2001                     2000
                                                         ----                     ----
                                                                                      ESTIMATED
                                                CARRYING     ESTIMATED    CARRYING       FAIR
                                                 AMOUNT     FAIR VALUE     AMOUNT        VALUE
                                                 ------     ----------     ------        -----
                                                                  (IN THOUSANDS)
             ASSETS:
Cash and due from banks ....................   $   84,214   $   84,214   $   65,411   $   65,411
Federal funds sold .........................       17,600       17,600      121,700      121,700
Investment securities held to maturity .....        1,441        1,474        1,481        1,496
Investment securities available for sale ...      167,427      167,427      876,667      876,667
Federal Home Loan Bank of New York stock ...       81,149       81,149       73,629       73,629
Mortgage-backed securities held to maturity     4,478,488    4,530,692    3,262,035    3,287,504
Mortgage-backed securities available for sale     530,690      530,690           --           --
Loans, net .................................    5,932,101    6,009,269    4,841,041    4,842,116
           LIABILITIES:
Deposits ...................................    7,912,762    7,730,213    6,604,121    6,427,886
Borrowed funds .............................    2,150,000    2,185,594    1,250,000    1,276,840

                   Notes to Consolidated Financial Statements

14.      REGULATORY CAPITAL

         Deposits at Hudson City Savings are insured up to standard limits of coverage provided by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). Hudson City Savings is a New Jersey state chartered savings bank and is subject to comprehensive regulation, supervision and periodic examinations by the FDIC and by the New Jersey State Department of Banking .

         FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2001, Hudson City Savings was required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted average assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0 %, respectively.

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

         Management believes that, as of December 31, 2001, Hudson City Savings meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized Hudson City Savings as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed Hudson City Savings' capital classification.

                   Notes to Consolidated Financial Statements

         The following is a summary of Hudson City Savings' actual capital amounts and ratios as of December 31, 2001 and 2000, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:

                                                                                            FDIC REQUIREMENTS
                                                                     ---------------------------------------------------------------
                                                                           MINIMUM CAPITAL                 FOR CLASSIFICATION AS
                                          BANK ACTUAL                         ADEQUACY                        WELL-CAPITALIZED
                                  ----------------------------       ----------------------------       ----------------------------
                                     AMOUNT           RATIO             AMOUNT           RATIO             AMOUNT           RATIO
                                  --------------    ----------       --------------    ----------       --------------    ----------
                                                                        (DOLLARS IN THOUSANDS)
DECEMBER 31, 2001

Leverage (Tier 1) capital...      $    1,182,130       10.64%        $       444,566      4.00%         $     555,707        5.00%
Risk-based capital:
       Tier 1...................       1,182,130       31.32                 150,964      4.00                226,446        6.00
       Total....................       1,206,140       31.96                 301,927      8.00                377,409       10.00

DECEMBER 31, 2000

Leverage (Tier 1) capital...      $    1,263,703       14.16%        $       356,932      4.00%         $     446,165        5.00%
Risk-based capital:
       Tier 1...................       1,263,703       42.32                 119,434      4.00                179,151        6.00
       Total....................       1,285,847       43.06                 238,869      8.00                298,586       10.00


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

         The following table shows Hudson City Bancorp's leverage capital ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31, 2001 and 2000:

                                                                                    FEDERAL RESERVE BANK REQUIREMENTS
                                                                     ---------------------------------------------------------------
                                                                           MINIMUM CAPITAL                 FOR CLASSIFICATION AS
                                        BANCORP ACTUAL                        ADEQUACY                        WELL-CAPITALIZED
                                  ----------------------------       ----------------------------       ----------------------------
                                     AMOUNT           RATIO             AMOUNT           RATIO             AMOUNT           RATIO
                                  --------------    ----------       --------------    ----------       --------------    ----------
                                                                        (DOLLARS IN THOUSANDS)
DECEMBER 31, 2001

Leverage (Tier 1) capital...      $    1,284,009       11.55%        $      444,585        4.00%         $     555,731        5.00%
Risk-based capital:
       Tier 1...................       1,284,009       34.02                150,964        4.00                226,446        6.00
       Total....................       1,308,019       34.66                301,929        8.00                377,411       10.00

DECEMBER 31, 2000

Leverage (Tier 1) capital...      $    1,467,666       16.45%        $      356,932        4.00%         $     446,165        5.00%
Risk-based capital:
       Tier 1...................       1,467,666       49.15                119,434        4.00                179,151        6.00
       Total....................       1,489,810       49.90                238,868        8.00                298,585       10.00

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

         At December 31, 2001, Hudson City Savings had fixed and variable rate first mortgage loan commitments to extend credit of approximately $299,776,000 and $15,034,000, respectively, commitments to purchase loans of $101,155,000, and unused home equity and overdraft lines of credit of approximately $73,217,000. No commitments are included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                                DECEMBER 31,            DECEMBER 31,
                                                                   2001                   2000
                                                                -----------             -----------
                                                                         (IN THOUSANDS)
ASSETS:
Cash and due from bank................................          $   47,152              $  148,634
Investment in subsidiary..............................           1,186,857               1,260,606
ESOP loan receivable..................................              54,741                  55,321
Other assets..........................................                  14                      81
                                                                ----------              ----------
        Total Assets..................................          $1,288,764              $1,464,642
                                                                ==========              ==========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accrued expenses......................................          $       28              $       73
Total stockholder's equity............................           1,288,736               1,464,569
                                                                ----------              ----------
        Total Liabilities and Stockholder's Equity....          $1,288,764              $1,464,642
                                                                ==========              ==========

                   Notes to Consolidated Financial Statements

                              STATEMENTS OF INCOME

                                                                                                           DATE OF
                                                                                                        REORGANIZATION
                                                          YEAR ENDED               YEAR ENDED          (JULY 13, 1999)
                                                          DECEMBER 31,            DECEMBER 31,          TO DECEMBER 31,
                                                             2001                     2000                  1999
                                                           ---------               ---------              ---------
                                                                                (IN THOUSANDS)
Income:
        Dividends received from subsidiary.......          $ 219,846               $  33,358              $   5,782
        Interest on ESOP loan receivable.........              4,276                   3,848                    404
        Interest on deposit with subsidiary......              1,059                   3,621                  1,257
                                                           ---------               ---------              ---------

             Total income........................            225,181                  40,827                  7,443

Expenses.........................................                613                     899                    127
                                                           ---------               ---------              ---------

        Income before income tax expense
             and (excess of distribution
             over earnings)/equity in
             undistributed earnings of
             subsidiary..........................            224,568                  39,928                  7,316

Income tax expense...............................              1,712                   2,400                    565
                                                           ---------               ---------              ---------

        Income before (excess of distribution
             over earnings)/equity in
             undistributed earnings of
             subsidiary..........................            222,856                  37,528                  6,751

(Excess of distribution over earnings)/
        equity in undistributed earnings
        of subsidiary............................            (88,307)                 77,298                 48,089
                                                           ---------               ---------              ---------

        Net Income...............................          $ 134,549               $ 114,826              $  54,840
                                                           =========               =========              =========

                   Notes to Consolidated Financial Statements

                            STATEMENTS OF CASH FLOWS

                                                                                                                        DATE OF
                                                                                                                    REORGANIZATION
                                                                        YEAR ENDED               YEAR ENDED          (JULY 13, 1999)
                                                                       DECEMBER 31,             DECEMBER 31,         TO DECEMBER 31,
                                                                           2001                    2000                   1999
                                                                         ---------               ---------              ----------
                                                                                             (IN THOUSANDS)
Cash Flows from Operating Activities:
      Net income................................................         $ 134,549               $ 114,826              $  54,840
      Adjustments to reconcile net income
      to cash provided by operating activities:
            Excess of distribution over earnings/(equity in
                 undistributed earnings) of subsidiary..........            88,307                 (77,298)               (48,089)
            Decrease (increase) in other assets.................                67                     (81)                    --
            (Decrease) increase in accrued expenses.............               (45)                   (535)                   608
                                                                         ---------               ---------              ----------

Net Cash Provided by Operating Activities.......................           222,878                  36,912                  7,359
                                                                         ---------               ---------              ----------

Cash Flows from Investing Activities:
      Loan to ESOP..............................................                --                 (35,244)               (23,402)
      Investment in subsidiary..................................                --                      --               (263,820)
      Principal collected on ESOP loan..........................               580                   1,802                  1,523
                                                                         ---------               ---------              ----------

Net Cash Provided (Used) in Investing Activities................               580                 (33,442)              (285,699)
                                                                         ---------               ---------              ----------

Cash Flows from Financing Activities:
      Proceeds from the issuance of common stock................                --                      --                527,641
      Purchase of treasury stock................................          (278,458)                (65,456)                    --
      Exercise of stock options.................................             1,981                     348                     --
      Cash dividends paid to unallocated ESOP shares............            (1,921)                 (1,241)                    --
      Cash dividends paid.......................................           (46,542)                (32,006)                (5,782)
                                                                         ---------               ---------              ----------

Net Cash (Used) Provided by Financing Activities................          (324,940)                (98,355)               521,859
                                                                         ---------               ---------              ----------

Net (Decrease) Increase in Cash Due from Bank...................          (101,482)                (94,885)               243,519

Cash Due from Bank at Beginning of Year.........................           148,634                 243,519                     --
                                                                         ---------               ---------              ----------

Cash Due from Bank at End of Year...............................         $  47,152               $ 148,634              $ 243,519
                                                                         =========               =========              =========

                   Notes to Consolidated Financial Statements

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following tables are a summary of certain quarterly financial data for the years ended December 31, 2001 and 2000.

                                                                        2001 QUARTER ENDED
                                             --------------------------------------------------------------------------
                                             MARCH 31              JUNE 30             SEPTEMBER 30           DECEMBER 31
                                             --------              --------              --------              --------
                                                             (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Interest income........................      $167,301              $167,627              $173,897              $181,673
Interest expense.......................       100,508                99,897               102,111               100,911
                                             --------              --------              --------              --------

      Net interest income..............        66,793                67,730                71,786                80,762
Provision for loan losses..............           450                   450                   450                   525
                                             --------              --------              --------              --------

      Net interest income after
          provision for loan losses....        66,343                67,280                71,336                80,237

Non-interest income....................         1,052                 1,220                 1,214                 1,208
Non-interest expense...................        19,722                20,518                21,137                20,447
                                             --------              --------              --------              --------

      Income before income
          tax expense..................        47,673                47,982                51,413                60,998
Income tax expense.....................        16,996                17,061                17,886                21,574
                                             --------              --------              --------              --------

      Net income.......................      $ 30,677              $ 30,921              $ 33,527              $ 39,424
                                             ========              ========              ========              ========


Basic earnings per share...............      $   0.30              $   0.32              $   0.35              $   0.42
                                             ========              ========              ========              ========

Diluted earnings per share.............      $   0.29              $   0.31              $   0.34              $   0.41
                                             ========              ========              ========              ========

                                                                         2000 QUARTER ENDED
                                             --------------------------------------------------------------------------
                                             MARCH 31              JUNE 30             SEPTEMBER 30           DECEMBER 31
                                             --------              --------              --------              --------
                                                             (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Interest income........................      $144,057              $150,382              $156,526              $163,076
Interest expense.......................        80,685                86,898                93,165                99,291
                                             --------              --------              --------              --------

      Net interest income..............        63,372                63,484                63,361                63,785
Provision for loan losses..............           600                   600                   480                   450
                                             --------              --------              --------              --------

      Net interest income after
          provision for loan losses....        62,772                62,884                62,881                63,335

Non-interest income....................         1,100                 1,186                 1,176                 1,079
Non-interest expense...................        18,864                19,973                19,617                20,543
                                             --------              --------              --------              --------

      Income before income
          tax expense..................        45,008                44,097                44,440                43,871
Income tax expense.....................        16,702                15,149                15,362                15,377
                                             --------              --------              --------              --------

      Net income.......................      $ 28,306              $ 28,948              $ 29,078              $ 28,494
                                             ========              ========              ========              ========


Basic earnings per share...............      $   0.25              $   0.26              $   0.27              $   0.27
                                             ========              ========              ========              ========

Diluted earnings per share.............      $   0.25              $   0.26              $   0.26              $   0.26
                                             ========              ========              ========              ========

                   Notes to Consolidated Financial Statements

18.  EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                              -----------------------------------------------------------------------------------------------------
                                             2001                              2000                              1999 (1)
                              --------------------------------    -------------------------------     -----------------------------
                                                         PER                                PER                               PER
                                                        SHARE                              SHARE                             SHARE
                                INCOME        SHARES    AMOUNT     INCOME      SHARES      AMOUNT      INCOME     SHARES     AMOUNT
                              ---------      --------   ------    ---------   -------      ------     --------    -------    ------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income..................  $ 134,549                           $ 114,826                           $ 54,840
                              =========                           =========                           ========
Basic earnings per share:
     Income available to
     common stockholders....  $ 134,549        97,931   $ 1.37    $ 114,826   109,507      $ 1.05 $     54,840    114,767    $ 0.47
                                                        ======                             ======                            ======

Effect of dilutive common
     stock equivalents......         --         1,563                    --       462                       --         --
                              ---------      --------             ---------   -------                 --------    -------

Diluted earnings per share:
     Income available to
     common stockholders....  $ 134,549        99,494   $ 1.35    $ 114,826   109,969      $ 1.04     $ 54,840    114,767    $ 0.47
                              =========      ========   ======    =========   =======      ======     ========    =======    ======

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

                   Notes to Consolidated Financial Statements

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information regarding directors and executive officers of the Company is presented under the headings "Proposal 1 - Election of Directors-General," "-Who Our Directors Are," "-Our Directors Backgrounds," "-Nominees for Election as Directors," "-Continuing Directors," "-Meetings of the Board of Directors and Its Committees," "-Executive Officers," "-Director Compensation," "-Executive Officer Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 10, 2002, which will be filed with the SEC within 120 days from December 31, 2001, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information regarding executive compensation is presented under the headings "Election of Directors-Director Compensation," " -Executive Officer Compensation," "-Summary Compensation Table," "Employment Agreements," "Change of Control Agreements," and "Benefit Plans" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held May 10, 2002, which will be filed with the SEC within 120 days from December 31, 2001, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management is presented under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held May 10, 2002, which will be filed with the SEC within 120 days from December 31, 2001, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions is presented under the heading "Certain Transactions with Members of our Board of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 10, 2002, which will be filed with the SEC within 120 days from December 31, 2001, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      List of Documents Filed as Part of this Annual Report on Form
                  10-K

                  (1) The following consolidated financial statements are in Item 8 of this annual report:

                  Consolidated Financial Statements as of December 31, 2001, 2000 and 1999

                  -        Independent Auditors' Report

                  - Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

                  - Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

                  - Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

                  - Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                  -        Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

         (b) Reports on Form 8-K. During the last quarter of 2001, no reports on Form 8-K were required to be filed and as such, none were filed.

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

10.16             Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan
                  (2)

10.17             Amendment No. 1 to the Employee Stock Ownership Plan of Hudson
                  City Savings Bank (3)

10.18             Amendment No. 1 to the Profit Incentive Bonus Plan of Hudson
                  City Savings Bank (3)

10.19             Amendment No. 2 to the Profit Incentive Bonus Plan of Hudson
                  City Savings Bank (3)

10.20             Employment Agreement by and among Hudson City Savings Bank,
                  Hudson City Bancorp, Inc. and Leonard S. Guldelski (4)

10.21             Employment Agreement by and among Hudson City Savings Bank,
                  Hudson City Bancorp, Inc. and Denis J. Salamone (4)

10.22             Hudson City Bancorp, Inc. Denis J. Salamone Restricted Stock
                  Award Plan (4)

10.23             Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan
                  (4)

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on March 25, 2002.

                            Hudson City Bancorp, Inc.

                         By: /s/ Ronald E. Hermance, Jr.
                             ---------------------------
                             Ronald E. Hermance, Jr.
                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                                                TITLE                                                  DATE

/s/ Leonard S. Gudelski                    Director, Chairman of the Board                                     March 25, 2002
-----------------------------
Leonard S. Gudelski


/s/ Ronald E. Hermance, Jr.                Director, President and Chief Executive Officer                     March 25, 2002
-----------------------------              (principal executive officer)
Ronald E. Hermance, Jr.


/s/ Denis J. Salamone                      Director, Senior Executive Vice President and                       March 25, 2002
-----------------------------              Chief Operating Officer (principal financial and
Denis J. Salamone                          accounting officer)


/s/ Verne S. Atwater                       Director                                                            March 25, 2002
-----------------------------
Verne S. Atwater


/s/ Michael W. Azzara                      Director                                                            March 25, 2002
-----------------------------
Michael W. Azzara


/s/ John D. Birchby                        Director                                                            March 25, 2002
-----------------------------
John D. Birchby


/s/ Kenneth L. Birchby                     Director                                                            March 25, 2002
-----------------------------
Kenneth L. Birchby


/s/ Victoria H. Bruni                      Director                                                            March 25, 2002
-----------------------------
Victoria H. Bruni


/s/ William J. Cosgrove                    Director                                                            March 25, 2002
-----------------------------
William J. Cosgrove


/s/ Andrew J. Egner, Jr.                   Director                                                            March 25, 2002
-----------------------------
Andrew J. Egner, Jr.


/s/ John W. Klie                           Director                                                            March 25, 2002
-----------------------------
John W. Klie


/s/ Donald O. Quest                        Director                                                            March 25, 2002
-----------------------------
Donald O. Quest


/s/ Joseph G. Sponholz                     Director                                                            March 25, 2002
-----------------------------
Joseph G. Sponholz


/s/ Arthur V. Wynne, Jr.                   Director                                                            March 25, 2002
-----------------------------
Arthur V. Wynne, Jr.