Form 10-Q
period 2002-03-31
HUDSON CITY BANCORP INC
filed 2002-05-15
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    MARCH 31, 2002
                                   --------------

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

                                  (201) 967-1900
                                  -------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      As of May 7, 2002, the registrant had 196,958,408 shares of common stock, $0.01 par value, outstanding after having been adjusted to reflect a 100 percent stock dividend declared on April 16, 2002 on its common stock, having the effect of a two-for-one stock split. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant's mutual holding company, and 74,381,808 shares were held by the public and directors, officers and employees of the registrant.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                               Contents of Report

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I - FINANCIAL INFORMATION

         Item 1. - Financial Statements

              Consolidated Statements of Financial Condition -
              March 31, 2002 (Unaudited) and December 31, 2001 .................  3

              Consolidated Statements of Income (Unaudited) - For the three months ended March 31, 2002 and 2001 .............................  4

              Consolidated Statements of Cash Flows (Unaudited) - For the
              three months ended March 31, 2002 and 2001 .......................  5

              Notes to Consolidated Financial Statements .......................  6

         Item 2. - Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...................................  9

         Item 3. - Quantitative and Qualitative Disclosures About Market Risk... 20


PART II - OTHER INFORMATION

         Item 1. - Legal Proceedings ........................................... 23

         Item 2. - Changes in Securities and Use of Proceeds ................... 23

         Item 3. - Defaults Upon Senior Securities ............................. 23

         Item 4. - Submission of Matters to a Vote of Security Holders ......... 23

         Item 5. - Other Information ........................................... 23

         Item 6. - Exhibits and Reports on Form 8-K ............................ 23


SIGNATURES ..................................................................... 24

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

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         MARCH 31,     DECEMBER 31,
                                                                           2002           2001
                                                                           ----           ----
                                                                        (UNAUDITED)
                                                                             (IN THOUSANDS)
ASSETS
Cash and due from banks ............................................   $     82,829    $     84,214
Federal funds sold .................................................         62,700          17,600
                                                                       ------------    ------------
             Total cash and cash equivalents .......................        145,529         101,814
Investment securities held to maturity, market value of $1,455 at
      March 31, 2002 and $1,474 at December 31, 2001 ...............          1,441           1,441
Investment securities available for sale, at market value ..........        190,907         167,427
Federal Home Loan Bank of New York stock ...........................         90,000          81,149
Mortgage-backed securities held to maturity, market value of
      $4,643,598 at March 31, 2002 and $4,530,692 at December
      31, 2001 .....................................................      4,600,112       4,478,488
Mortgage-backed securities available for sale, at market value .....        741,293         530,690
Loans ..............................................................      6,416,264       5,968,171
      Less:
          Deferred loan fees .......................................         10,713          12,060
          Allowance for loan losses ................................         24,533          24,010
                                                                       ------------    ------------
             Net loans .............................................      6,381,018       5,932,101
Foreclosed real estate, net ........................................            566             250
Accrued income receivable ..........................................         64,020          61,808
Banking premises and equipment, net ................................         34,347          31,363
Other assets .......................................................         46,244          40,237
                                                                       ------------    ------------
             Total Assets ..........................................   $ 12,295,477    $ 11,426,768
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Interest-bearing .............................................   $  7,869,656    $  7,537,103
      Noninterest-bearing ..........................................        381,724         375,659
                                                                       ------------    ------------
             Total deposits ........................................      8,251,380       7,912,762
Borrowed funds .....................................................      2,650,000       2,150,000
Accrued expenses and other liabilities .............................         97,534          75,270
                                                                       ------------    ------------
             Total liabilities .....................................     10,998,914      10,138,032
                                                                       ------------    ------------
Common stock, $0.01 par value, 800,000,000 shares authorized;
        231,276,600 shares issued, 197,083,820 shares outstanding at
        March 31, 2002, 198,317,400 shares outstanding at December
        31, 2001 (notes 1 and 4) ...................................          2,313           2,313
Additional paid-in capital .........................................        526,487         526,855
Retained earnings (notes 1 and 4) ..................................      1,200,363       1,171,007
Treasury stock, at cost; 34,192,780 shares at March 31, 2002
  and 32,959,200 shares at December 31, 2001 .......................       (360,428)       (340,716)
Unallocated common stock held by the employee stock ownership plan..        (52,945)        (53,435)
Unearned common stock held by the recognition and retention plan....        (20,158)        (22,132)
Accumulated other comprehensive income, net of tax .................            931           4,844
                                                                       ------------    ------------
             Total stockholders' equity ............................      1,296,563       1,288,736
                                                                       ------------    ------------
             Total Liabilities and Stockholders' Equity ............   $ 12,295,477    $ 11,426,768
                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                             ---------------
                                                                          2002            2001
                                                                          ----            ----
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Interest and Dividend Income:
      Interest and fees on first mortgage loans ....................   $    105,557   $     88,711
      Interest and fees on consumer and other loans ................          2,608          3,007
      Interest on mortgage-backed securities held to maturity ......         68,995         59,849
      Interest on mortgage-backed securities available for sale ....          7,446             --
      Interest on investment securities held to maturity:
          Taxable ..................................................             17             17
          Exempt from federal taxes ................................              6              6
      Interest and dividends on investment securities available
          for sale-taxable .........................................          2,571         12,692
      Dividends on Federal Home Loan Bank of New York stock ........            909          1,292
      Interest on federal funds sold ...............................            480          1,727
                                                                       ------------   ------------
             Total interest and dividend income ....................        188,589        167,301
                                                                       ------------   ------------

Interest Expense:
      Interest on deposits .........................................         67,538         79,882
      Interest on borrowed funds ...................................         29,660         20,626
                                                                       ------------   ------------
             Total interest expense ................................         97,198        100,508
                                                                       ------------   ------------
                 Net interest income ...............................         91,391         66,793
Provision for Loan Losses ..........................................            525            450
                                                                       ------------   ------------
                 Net interest income after provision for loan losses         90,866         66,343
                                                                       ------------   ------------
Non-Interest Income:
      Service charges and other income .............................          1,172          1,052
                                                                       ------------   ------------
             Total non-interest income .............................          1,172          1,052
                                                                       ------------   ------------
Non-Interest Expense:
      Salaries and employee benefits ...............................         16,186         12,941
      Net occupancy expense ........................................          3,573          3,463
      Federal deposit insurance assessment .........................            342            329
      Computer and related services ................................            310            250
      Other expenses ...............................................          3,758          2,739
                                                                       ------------   ------------
             Total non-interest expense ............................         24,169         19,722
                                                                       ------------   ------------
                 Income before income tax expense ..................         67,869         47,673
Income Tax Expense .................................................         24,283         16,996
                                                                       ------------   ------------
                 Net income ........................................   $     43,586   $     30,677
                                                                       ============   ============
Basic Earnings Per Share (notes 1 and 4) ...........................   $       0.23   $       0.15
                                                                       ============   ============
Diluted Earnings Per Share (notes 1 and 4) .........................   $       0.23   $       0.15
                                                                       ============   ============
Weighted Average Number of Common Shares Outstanding:
                 Basic .............................................    187,119,312    207,966,548
                 Diluted ...........................................    191,955,218    210,807,416

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FOR THE THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                             ---------------
                                                                                           2002          2001
                                                                                           ----          ----
                                                                                             (IN THOUSANDS)
Cash Flows from Operating Activities:
        Net income ...................................................................   $  43,586    $  30,677
        Adjustments to reconcile net income to net cash provided
        by operating activities:
              Depreciation, accretion and amortization expense .......................       2,542          526
              Provision for loan losses ..............................................         525          450
              Allocation of stock for employee benefit plans .........................       3,104        1,884
              Net proceeds from sale of foreclosed real estate .......................         (26)         258
              (Increase) decrease in accrued interest receivable .....................      (2,212)       3,872
              (Increase) decrease in other assets ....................................      (3,609)       3,803
              Increase in accrued expenses and other liabilities .....................      22,264       15,650
                                                                                         ---------    ---------
Net Cash Provided by Operating Activities ............................................      66,174       57,120
                                                                                         ---------    ---------
Cash Flows from Investing Activities:
        Net increase in loans ........................................................      (5,668)     (82,327)
        Purchases of loans ...........................................................    (443,254)    (102,663)
        Principal collection of mortgage-backed securities held to maturity ..........     454,390      268,275
        Purchases of mortgage-backed securities held to maturity .....................    (577,949)    (582,713)
        Principal collection of mortgage-backed securities available for sale ........      32,618           --
        Purchases of mortgage-backed securities available for sale ...................    (247,009)          --
        Proceeds from maturities and calls of investment securities available for sale      25,000      320,907
        Purchases of investment securities available for sale ........................     (51,514)          --
        Purchases of Federal Home Loan Bank of New York stock ........................      (8,851)      (7,520)
        Purchases of premises and equipment, net .....................................      (3,890)        (277)
                                                                                         ---------    ---------
Net Cash Used in Investment Activities ...............................................    (826,127)    (186,318)
                                                                                         ---------    ---------
Cash Flows from Financing Activities:
        Net increase in deposits .....................................................     338,618      145,624
        Proceeds from borrowed funds .................................................     500,000      300,000
        Principal payments on borrowed funds .........................................          --     (100,000)
        Dividends paid ...............................................................     (14,230)     (10,601)
        Purchases of stock by the recognition and retention plan .....................          --         (293)
        Purchases of treasury stock ..................................................     (22,758)    (149,214)
        Exercise of stock options ....................................................       2,038          943
                                                                                         ---------    ---------
Net Cash Provided by Financing Activities ............................................     803,668      186,459
                                                                                         ---------    ---------
Net Increase in Cash and Cash Equivalents ............................................      43,715       57,261
Cash and Cash Equivalents at Beginning of Period .....................................     101,814      187,111
                                                                                         ---------    ---------
Cash and Cash Equivalents at End of Period ...........................................   $ 145,529    $ 244,372
                                                                                         =========    =========
Supplemental Disclosures:
        Interest paid ................................................................   $  94,865    $  97,308
                                                                                         =========    =========
        Income taxes paid ............................................................   $   3,094    $      --
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

      In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002.

      Capital accounts, share and per share data included in the consolidated financial statements and the notes thereto, have been retroactively adjusted to reflect the 100 percent common stock dividend declared on April 16, 2002, having the effect of a two-for-one stock split.

      Certain information and note disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp's audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp's December 31, 2001 Annual Report on Form 10-K.

      Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $290,000 and $517,000 for the three month periods ended March 31, 2002 and 2001, respectively, did not result in cash receipts or cash payments.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

2. - COMPREHENSIVE INCOME

      Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized holding gains and losses on securities available for sale, net of tax.

      Total comprehensive income during the periods indicated is as follows.

                                                     FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                       ---------------
                                                       2002       2001
                                                       ----       ----
                                                        (IN THOUSANDS)
Net income .......................................   $ 43,586    $30,677
Other comprehensive income:
      Unrealized holding (loss) gain on securities
          available for sale, net of tax .........     (3,913)     2,806
                                                     --------    -------
Total comprehensive income .......................   $ 39,673    $33,483
                                                     ========    =======

3. - EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                        -------------------------------------------------------------------------------
                                                       2002                                      2001
                                        -----------------------------------      --------------------------------------
                                                                    PER                                         PER
                                                                   SHARE                                       SHARE
                                         INCOME     SHARES         AMOUNT         INCOME         SHARES        AMOUNT
                                         ------     ------         ------         ------         ------        ------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income .......................      $  43,586                                $ 30,677
                                        =========                                ========
Basic earnings per share:
        Income available to
        common stockholders ......      $  43,586   187,119       $    0.23      $ 30,677       207,967      $     0.15
                                                                  =========                                  ==========
Effect of dilutive common
        stock equivalents ........              -     4,836                             -         2,840
                                        ---------   -------                      --------       -------
Diluted earnings per share:
        Income available to
        common stockholders ......      $  43,586   191,955       $    0.23      $ 30,677       210,807      $     0.15
                                        =========   =======       =========      ========       =======      ==========

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

4. - SUBSEQUENT EVENTS

      On April 16, 2002, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of sixteen cents ($0.16) per common share outstanding. The dividend is payable on June 3, 2002 to stockholders of record at the close of business on May 10, 2002.

      The Board of Directors of Hudson City Bancorp also declared, on April 16, 2002, a 100 percent stock dividend on its common stock, having the effect of a two-for-one stock split. Stockholders of record on May 24, 2002 will receive one additional share of common stock for every share of common stock held on that date. The stock dividend will be paid on June 17, 2002, at which time certificates for the new shares will be distributed to stockholders. The effect of the 100% stock dividend has been retroactively reflected in the presentation of these consolidated financial statements and notes thereto. The $0.16 per common share cash dividend, payable on June 3, 2002, will be paid only on the shares outstanding before the stock dividend.

5. - RECENT ACCOUNTING PRONOUNCEMENTS

      On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that, after December 31, 2001, goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

      We were required to adopt SFAS No. 142 effective January 1, 2002. We currently have no recorded goodwill or intangible assets and the initial adoption of SFAS No. 142 did not have a significant impact on our consolidated financial statements.

      On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on our consolidated financial statements.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

      During the first three months of 2002, we continued to grow our operating subsidiary, Hudson City Savings Bank, primarily through our core investments of residential mortgage loans and mortgage-backed securities. Customer deposits and long-term borrowings funded the growth. The low short-term interest rate environment and steep yield curve, which began in 2001 and has continued through the first three months of 2002, have improved our interest rate spread, contributing to increased net interest income.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

      Our total assets increased $868.7 million, or 7.6%, to $12.30 billion at March 31, 2002 from $11.43 billion at December 31, 2001. This increase was generally reflected in increases in mortgage loans and mortgage-backed securities.

      Loans increased $448.1 million, or 7.5%, to $6.42 billion at March 31, 2002 from $5.97 billion at December 31, 2001. For the three-month period ended March 31, 2002, we originated and purchased first mortgage loans of approximately $546.6 million and $443.2 million, respectively, compared with $229.1 million and $102.7 million, respectively, for the corresponding 2001 period. These originations and purchases were concentrated in one-to four-family residential mortgage loans. Along with increased mortgage loan purchases as part of our growth strategy, the low market interest rate environment in 2001 and the first three months of 2002, which caused increased prepayments and loan refinancings, has accelerated our loan originations. Purchased loans are subject to comprehensive due diligence procedures, which include substantially the same underwriting standards used in our own loan origination process. Loan packages purchased include mortgage loans primarily in the Northeastern quadrant of the United States.

      Mortgage-backed securities increased $332.2 million, or 6.6%, to $5.34 billion at March 31, 2002 from $5.01 billion at December 31, 2001, including a $210.6 million increase in mortgage-backed securities available for sale. Increased mortgage-backed securities purchases were also due to the low market interest rate environment during 2001 and the first three months of 2002, which caused increased prepayments and loan refinancings. Investment securities available for sale increased $23.5 million, or 14.0%, to $190.9 million at March 31, 2002 from $167.4 million at December 31, 2001. These above increases in interest-earning assets reflected our continued emphasis on the origination and purchase of one-to four-family mortgage loans supplemented by the purchase of mortgage-backed securities.

      Federal funds sold increased $45.1 million to $62.7 million at March 31, 2002 from $17.6 million at December 31, 2001 primarily due to excess liquidity received late in the period having been temporarily invested. Federal Home Loan Bank of New York ("FHLB") stock increased $8.9 million to $90.0 million at March 31, 2002, which was the amount of stock we were required by the FHLB to hold.

      At March 31, 2002, total liabilities were $11.00 billion, an increase of 8.5%, or $860.9 million, compared with $10.14 billion at December 31, 2001. Borrowed funds increased $500.0 million, or 23.3%, to $2.65 billion at March 31, 2002 from $2.15 billion at December 31, 2001. Borrowed funds were comprised of $1.55 billion of securities sold under agreements to repurchase and $1.10 billion of

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Federal Home Loan Bank advances. Advances from the FHLB utilize our mortgage portfolio as collateral. The additional borrowed funds were primarily used to fund asset growth consistent with our capital management strategy. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread. Our borrowed funds consisted primarily of 10-year terms with one-time call options, generally from 3 to 5 years from the borrowing date. The use of longer-term borrowed funds has allowed us to better manage our interest rate risk by matching our longer-term assets with longer-term liabilities. Borrowing longer-term in this low interest rate environment should also allow us to better control interest expense in future periods.

      Total deposits increased $338.6 million, or 4.3%, to $8.25 billion at March 31, 2002 from $7.91 billion at December 31, 2001. Interest-bearing deposits increased $332.6 million, or 4.4%, to $7.87 billion at March 31, 2002 from $7.54 billion at December 31, 2001. The increase in interest-bearing deposits was primarily due to a $219.7 million, or 3.6%, increase in time deposits to $6.32 billion from $6.10 billion at December 31, 2001. Additionally, regular savings deposits increased $44.4 million, or 5.5%, to $858.8 million and money market deposits increased $68.3 million, or 13.2%, to $585.0 million at March 31, 2002. The increase in total deposits was primarily used to fund our planned asset growth. We believe the increase in interest-bearing deposits was due, in part, to our consistent offering of competitive rates on our time deposit products and to the slow economic environment, where cautious investors may have become wary of the equity markets.

      Accrued expenses and other liabilities increased $22.2 million, or 29.5%, to $97.5 million at March 31, 2002 from $75.3 million at December 31, 2001. Increased accrued expenses were primarily due to increased accrued income taxes payable, due to the timing of the estimated first quarter payment, and an increase in accrued interest payable because of the growth in our borrowed funds.

      Total stockholders' equity increased $7.8 million, or 0.6%, to $1.30 billion at March 31, 2002 from $1.29 billion at December 31, 2001. The increase was primarily due to $43.6 million of net income for the first three months of 2002, offset by the $14.2 million cash dividend to common stockholders and the $22.8 million used to repurchase 1,527,000 dividend-adjusted shares of our common stock. As of March 31, 2002, there remains approximately 8.0 million dividend-adjusted shares of common stock authorized to be purchased under our current stock repurchase program. Stockholders' equity also increased $2.0 million due to the exercise of 293,420 dividend-adjusted stock options during the first quarter of 2002. A decline in accumulated other comprehensive income, net of tax, decreased stockholders' equity $3.9 million. This decrease was due to a decrease in the market values of our investment securities and mortgage-backed securities available for sale, which resulted from a slight increase in certain interest rates during 2002 from their recent historical lows.

      At March 31, 2002, the ratio of total stockholders' equity to total assets was 10.55% compared with 11.28% at December 31, 2001. For the three-month period ended March 31, 2002, the ratio of average stockholders' equity to average assets was 10.87% compared with 13.05% for the year ended December 31, 2001. The decrease in these ratios was primarily due to the growth in assets outpacing the increase in stockholders' equity. Stockholders' equity per common share, retroactively adjusted to reflect the 100 percent stock dividend declared on April 16, 2002, was $6.95 and $6.87 at March 31, 2002 and December 31, 2001,
respectively.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001

      Average Balance Sheets. The table on the following page presents certain information regarding Hudson City Bancorp's financial condition and net interest income for the three-month periods ended March 31, 2002 and 2001. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earnings assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------------------------------------------------------
                                                                         2002                                 2001
                                                         ------------------------------------   ------------------------------------
                                                                                        AVERAGE                              AVERAGE
                                                           AVERAGE                       YIELD/  AVERAGE                      YIELD/
                                                           BALANCE        INTEREST       COST    BALANCE         INTEREST      COST
                                                           -------        --------       ----    -------         --------      ----
                                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earnings assets:
       First mortgage loans, net (1) ..................  $ 5,996,018     $  105,557      7.04%  $4,751,156      $   88,711     7.47%
       Consumer and other loans .......................      144,704          2,608      7.21      150,952           3,007     7.97
       Federal funds sold .............................      125,141            480      1.56      132,458           1,727     5.29
       Mortgage-backed securities at amortized cost ...    5,138,997         76,441      5.95    3,413,288          59,849     7.01
       Federal Home Loan Bank stock ...................       82,841            909      4.39       74,130           1,292     6.97
       Investment securities at amortized cost ........      174,255          2,594      5.95      818,268          12,715     6.22
                                                         -----------     ----------             ----------      ----------
             Total interest-earning assets ............   11,661,956        188,589      6.47    9,340,252         167,301     7.17
                                                                         ----------                             ----------
Noninterest-earnings assets ...........................      238,200                               182,755
                                                         -----------                            ----------
             Total Assets .............................  $11,900,156                            $9,523,007
                                                         ===========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
       Savings accounts ...............................  $   832,464          4,257      2.07   $  756,788           4,321     2.32
       Interest-bearing demand accounts ...............      101,499            347      1.39       93,858             373     1.61
       Money market accounts ..........................      546,823          2,857      2.12      446,995           2,636     2.39
       Time deposits ..................................    6,250,378         60,077      3.90    5,009,819          72,552     5.87
                                                         -----------     ----------             ----------      ----------
             Total interest-bearing deposits ..........    7,731,164         67,538      3.54    6,307,460          79,882     5.14
       Borrowed funds .................................    2,396,666         29,660      5.02    1,380,556          20,626     6.06
                                                         -----------     ----------             ----------      ----------
             Total interest-bearing liabilities .......   10,127,830         97,198      3.89    7,688,016         100,508     5.30
                                                         -----------     ----------             ----------      ----------

Noninterest-bearing liabilities:
       Noninterest-bearing deposits ...................      382,210                               327,820
       Other noninterest-bearing liabilities ..........       97,044                                80,456
                                                         -----------                            ----------
             Total noninterest-bearing liabilities ....      479,254                               408,276
                                                         -----------                            ----------

       Total liabilities ..............................   10,607,084                             8,096,292
       Stockholders' equity ...........................    1,293,072                             1,426,715
                                                         -----------                            ----------
             Total Liabilities and Stockholders' Equity  $11,900,156                            $9,523,007
                                                         ===========                            ==========

Net interest income/net interest rate spread (2) ......                 $    91,391      2.58%                  $   66,793     1.87%
                                                                         ==========                             ==========

Net interest-earning assets/net interest margin (3) ...  $ 1,534,126                     3.09%  $1,652,236                     2.80%
                                                         ===========                            ==========

Ratio of interest-earning assets to
       Interest-bearing liabilities ...................                                  1.15x                                 1.21x

-----------------------------------------
(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3) Determined by dividing annualized net interest income by total average interest-earning assets.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

      General. Net income was $43.6 million for the three-month period ended March 31, 2002, an increase of $12.9 million, or 42.0%, compared with net income of $30.7 million for the corresponding prior year period. Both basic and diluted earnings per common share, retroactively adjusted to reflect the 100 percent stock dividend declared on April 16, 2002, were $0.23 and $0.15 for the quarters ended March 31, 2002 and 2001, respectively. For the quarter, our annualized return on average equity was 13.48% compared with 8.60% for the three-month period ended March 31, 2001. Our annualized return on average assets for the quarter was 1.47% compared with 1.29% for the quarter ended March 31, 2001. These increases reflected our improved profitability during the low interest rate environment experienced during 2001 and the first three months of 2002.

      During 2001, the Federal Open Market Committee reduced the federal funds rate on eleven successive occasions by a total of 475 basis points. These reductions, along with the economic recession experienced during 2001, have created a significantly different interest rate environment than that which existed at the beginning of 2001. General market interest rates, particularly on short-term maturities, decreased during 2001 as the overall yield curve steepened. The Federal Open Market Committee has neither reduced nor increased the federal funds rate in 2002. However, certain market interest rates have slightly increased in 2002 from their recent historical lows. A decreasing rate environment can be beneficial to our net interest income as our interest-bearing liabilities generally reprice faster than our interest-earning assets. A steepening yield curve is where the spread between long-term interest rates and short-term interest rates widens. A steep yield curve can also be beneficial to our net interest income as our interest-bearing liabilities generally price off short-term market rates while our mortgage loan products, particularly those with initial terms to maturity or repricing greater than one year, generally price off long-term market rates. In the low interest rate environment that continued through the first quarter of 2002, our annualized net interest rate spread increased 71 basis points to 2.58% from 1.87% for the first quarter 2001.

      Interest and Dividend Income. Total interest and dividend income increased $21.3 million, or 12.7%, to $188.6 million for the three-month period ended March 31, 2002 compared with $167.3 million for the corresponding 2001 period. The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $2.32 billion, or 24.8%, to $11.66 billion for the three-month period ended March 31, 2002 compared with $9.34 billion for the three-month period ended March 31, 2001. This increase was primarily attributable to a $1.25 billion, or 26.3%, increase in the average balance of first mortgage loans, net to $6.00 billion for the three-month period ended March 31, 2002 compared with $4.75 billion for the corresponding 2001 period. The average balance of mortgage-backed securities increased $1.73 billion, or 50.7%, to $5.14 billion for the three-month period ended March 31, 2002 compared with $3.41 billion for the corresponding 2001 period. These increases were offset in part by a decrease in the average balance of investment securities for the three-month period ended March 31, 2002 of $644.0 million, or 78.7%, to $174.3 million from $818.3 million for the corresponding 2001 period.

      The above increases in the average balances of interest-earning assets reflected internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans, while purchasing mortgage-backed securities to supplement loan originations/purchases, and assist in the management of interest rate risk. The growth in the average balance of mortgage-backed securities and the decline in the average balance of investment securities reflected, in part, the calls of investment securities during 2001 due to the low interest rate environment and the reinvestment of the proceeds of those calls in mortgage-backed securities. The growth in the average balance of mortgage-backed securities also reflected the investment of additional funds in mortgage-backed securities, which

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

supplemented loan originations and purchases. The increase in the average balance of FHLB stock of $8.7 million reflected the increase in the amount of FHLB stock required to be held by us.

      The impact on interest income due to the growth in the average balance of interest-earning assets, was partially offset by a 70 basis point decrease in the annualized average yield on interest-earning assets to 6.47% for the quarter ended March 31, 2002 from 7.17% for the quarter ended March 31, 2001. The annualized average yield on first mortgage loans, net decreased 43 basis points to 7.04% for the quarter, from 7.47% for the corresponding 2001 period. The annualized average yield on mortgage-backed securities decreased 106 basis points to 5.95% for the three-month period ended March 31, 2002 from 7.01% for the corresponding 2001 period.

      The decrease in the annualized average yield on first mortgage loans reflected the large volume of loan originations and purchases during the low interest rate environment of 2001 and the first quarter of 2002. The decrease in the annualized average yield on mortgage-backed securities reflected the large volume of purchases, and the downward repricing of our variable-rate securities, during the low interest rate environment of 2001 and the first quarter of 2002. If market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits, which have limited the extent our variable-rate securities may adjust in a year.

      Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, decreased $3.3 million, or 3.3%, to $97.2 million for the three-month period ended March 31, 2002 from $100.5 million for the three-month period ended March 31, 2001. Interest expense on borrowed funds increased $9.1 million, or 44.2%, to $29.7 million for the three-month period ended March 31, 2002 from $20.6 million for the corresponding 2001 period, while interest expense on deposits decreased $12.4 million, or 15.5%, to $67.5 million from $79.9 million for the corresponding 2001 period.

      The decrease in total interest expense was attributable to a 141 basis point decrease in the annualized average cost of interest-bearing liabilities to 3.89% for the quarter ended March 31, 2002 from 5.30% for the corresponding 2001 period. The impact on total interest expense due to the decrease in the annualized average cost of interest-bearing liabilities was offset, in part, by an increase in the average balance of interest-bearing liabilities of $2.44 billion, or 31.7%, to $10.13 billion from $7.69 billion for the March 31, 2001 quarter.

      The increase in interest expense on borrowed funds was primarily due to a $1.02 billion, or 73.9%, increase in the average balance of borrowed funds to $2.40 billion for the three-month period ended March 31, 2002 from $1.38 billion for the corresponding 2001 period. The impact on interest expense on borrowed funds due to the increase in the average balance of borrowed funds was offset, in part, by a 104 basis point decrease in the annualized average cost of borrowed funds to 5.02% for the first quarter of 2002 from 6.06% for the first quarter of 2001.

      The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management and growth strategies. The use of longer-term borrowed funds has allowed us to better manage our interest rate risk by matching longer-term assets with longer-term liabilities. Borrowing long-term in this low interest rate environment should also allow us to better control interest expense in future periods. The decrease in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment during 2001 and the first

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

quarter of 2002. It also reflected the maturing of higher costing short-term borrowed funds and the subsequent refinancing with longer-term maturities during the low interest rate environment of 2001.

      The $12.4 million decrease in interest expense on deposits was primarily due to a 160 basis point decrease in the annualized average cost of interest-bearing deposits to 3.54% for the three-month period ended March 31, 2002 from 5.14% during the corresponding 2001 period. The decrease in the annualized average cost of interest-bearing deposits was primarily due to a 197 basis point decrease in the annualized average cost of our time deposits to 3.90% for the first quarter of 2002 from 5.87% for the first quarter of 2001. The decrease in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2001 and the first quarter of 2002.

      The impact on interest expense on deposits due to the decrease in the annualized average cost of interest-bearing deposits was offset, in part, by a $1.42 billion, or 22.5%, increase in the average balance of interest-bearing deposits to $7.73 billion for the three-month period ended March 31, 2002 from $6.31 billion for the corresponding 2001 period. The increase in the average balance of interest-bearing deposits occurred primarily in the average balance of time deposits, which increased $1.24 billion, or 24.8%, to $6.25 billion for the first quarter of 2002 from $5.01 billion for the first quarter of 2001. We believe the increase in interest-bearing deposits was due, in part, to our consistent offering of competitive rates on our time deposit products and to the slow economic environment, where cautious investors may have become wary of the equity markets.

      Net Interest Income. Net interest income increased $24.6 million, or 36.8%, to $91.4 million for the three-month period ended March 31, 2002 compared with $66.8 million for the three-month period ended March 31, 2001. This increase primarily reflected our planned balance sheet growth, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the improved net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, increased 71 basis points to 2.58% for the three-month period ended March 31, 2002 from 1.87% for the corresponding 2001 period. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, increased 29 basis points to 3.09% for the three-month period ended March 31, 2002 from 2.80% for the corresponding 2001 period. The increases in these ratios were primarily due to the low interest rate environment experienced during 2001 and the first quarter of 2002, and the fact that our interest-bearing liabilities repriced faster than our interest-earning assets in the lower interest rate environment.

      Provision for Loan Losses. Our provision for loan losses for the quarter ended March 31, 2002 was $525,000, an increase of $75,000, or 16.7%, compared with $450,000 for the quarter ended March 31, 2001. Net charge-offs for the first quarter of 2002 were $2,000 compared with net charge-offs of $6,000 for the first quarter of 2001. As a result, the allowance for loan losses increased $500,000, or 2.1%, to $24.5 million at March 31, 2002 from $24.0 million at December 31, 2001. The increase in the allowance for loan losses, through the provision for loan losses, reflected the overall growth of the loan portfolio, the level of delinquent and non-performing loans and the slow economic conditions during the first quarter of 2002.

      Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $2.3 million, or 14.7%, to $17.9 million at March 31, 2002 from $15.6 million at December 31, 2001. The increase in non-performing loans was primarily in our purchased loan portfolio, which we believe is due to the slow economic conditions during the first quarter of 2002. At March 31,

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

2002, the ratio of non-performing loans to total loans was 0.28% compared with 0.26% at December 31, 2001. The ratio of the allowance for loan losses to non-performing loans was 136.99% at March 31, 2002 compared with 153.44% at December 31, 2001. The ratio of the allowance for loan losses to total loans was 0.38% at March 31, 2002 compared with 0.40% at December 31, 2001.

      Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgement and short-term change.

      Non-Interest Income. Total non-interest income, consisting primarily of service fees, was $1.2 million and $1.1 million, respectively, for the three-month periods ended March 31, 2002 and 2001.

      Non-Interest Expense. Total non-interest expense increased $4.5 million, or 22.8%, to $24.2 million for the quarter ended March 31, 2002 from $19.7 million for the quarter ended March 31, 2001. The increase was primarily due to an increase in salaries and employee benefits of $3.3 million, or 25.6%, to $16.2 million from $12.9 million for the corresponding 2001 period. The increase in salaries and employee benefits reflected routine salary increases and increases in stock-related compensation plans, some of which are based on the market price of our common stock in accordance with the provisions of Statement of Position 93-6, "Employer Accounting for Employee Stock Ownership Plans." Other expenses increased $1.1 million, or 40.7%, to $3.8 million for the three-month period ended March 31, 2002 compared with $2.7 million for the corresponding 2001 period, primarily due to increases in expenses related to a greater volume of loan production.

      Our efficiency ratio, determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 26.11% for the first quarter of 2002 compared with 29.07% for the first quarter of 2001. Our ratio of annualized non-interest expense to average assets for the first quarter of 2002 was 0.81% compared with 0.83% for the first quarter of 2001. The decrease in these ratios reflected our efforts to control non-interest expense while growing assets consistent with our capital management strategy.

      Income Taxes. Income tax expense increased $7.3 million, or 42.9%, to $24.3 million for the three-month period ended March 31, 2002 from $17.0 million for the corresponding 2001 period. This increase was primarily due to the $20.2 million increase in income before income tax expense. Our effective tax rate for the first quarter of 2002 was 35.78% compared with 35.65% for the first quarter of 2001.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

      The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are scheduled amortization and prepayments of loan principal and mortgage-backed securities, deposits, borrowed funds, maturities and calls of investment securities and funds provided by our operations. Our membership in the FHLB provides us access to additional sources of borrowed funds, which is generally limited to twenty times the amount of FHLB stock owned.

      Scheduled loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. As mortgage interest rates decline, customer-refinancing activity tends to accelerate causing an increase in cash flow from both our mortgage loan and mortgage-backed security portfolios. If our pricing is competitive, the demand for mortgage originations also accelerates. When mortgage rates increase, the opposite effect tends to occur and our loan origination and purchase activity becomes increasingly dependent on the strength of our residential real estate market, home purchase and new construction activity.

      Principal repayments on loans were $556.1 million during the first three months of 2002 compared with $160.6 million for the corresponding 2001 period. Principal payments received on mortgage-backed securities totaled $487.0 million during the first three months of 2002 compared to $268.3 million during the corresponding 2001 period. The increase in payments on loans and mortgage-backed securities reflected the low market interest rate environment during 2001 and the first quarter of 2002, which caused an increase in prepayment activity when compared with the prior corresponding periods. It also reflected the growth in those portfolios, thus a larger base from which to receive payments. Maturities and calls of investment securities totaled $25.0 million during the first three months of 2002 compared with maturities and calls of $320.9 million during the corresponding 2001 period. The higher amount of calls during the first three months of 2001 was due to the low interest rate environment that began early in 2001 and the large balance of callable investment securities held at the beginning of 2001 compared with the amount of callable investment securities held at the beginning of 2002.

      For the three-month periods ended March 31, 2002 and 2001, we borrowed funds of $500.0 million and $300.0 million, respectively. The $500.0 million of new long-term borrowings in 2002 was through the use of FHLB advances, which utilizes our mortgage portfolio as collateral. These new borrowed funds consisted of 10-year terms with one-time call options of 4 and 5 years from the borrowing date. Borrowings with the FHLB are generally limited to twenty times the amount of FHLB stock owned. There were no principal payments on borrowed funds during the first three months of 2002, but there were $100.0 million of principal payments during the corresponding 2001 period.

      The $500.0 million increase in borrowed funds during the first three months of 2002 funded asset growth and generated additional earnings through a positive interest rate spread. The use of longer-term borrowed funds has allowed us to better manage our interest rate risk by matching longer-term assets with longer-term liabilities. Borrowing long-term funds in this low interest rate environment should also allow us to better control interest expense in future periods. There are no borrowed funds scheduled to mature within one year at March 31, 2002.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

      Total deposits increased $338.6 million during the first three months of 2002 compared with an increase of $145.6 million during the first three months of 2001. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, and other factors. We believe the increase in interest-bearing deposits was due, in part, to our consistent offering of competitive rates on our time deposit products and to the slow economic environment where cautious investors may have become wary of the equity markets. Time deposit accounts scheduled to mature within one year were $5.71 billion at March 31, 2002. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

      Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. We originated and purchased total loans of approximately $561.3 million and $443.3 million, respectively, during the first three months of 2002 compared with $243.8 million and $102.7 million, respectively, during the corresponding 2001 period. The increase was primarily due to the low market interest rate environment during 2001 and the first quarter of 2002, which caused an increase in prepayments and loan refinancings. Additionally, to supplement our loan originations, we purchased a higher volume of first mortgage loans than in previous periods. Refinancing of existing first mortgage loans, included in total originations, during the first quarter of 2002 amounted to $192.7 million.

      Purchases of mortgage-backed securities during the first three months of 2002 were $825.0 million compared with $582.7 million during the first three months of 2001. The increase in purchases of mortgage-backed securities was related to the increase in prepayment activity due to the low market interest rate environment during 2001 and the first quarter of 2002. During the first quarter of 2002, we purchased $51.5 million of investment securities. There were no such purchases of investment securities during the first quarter of 2001. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During the first three months of 2002, we purchased $8.9 million of FHLB common stock compared with purchases of $7.5 million during the first three months of 2001. The first quarter 2002 purchase brings our total investment in FHLB stock to $90.0 million, the amount we are currently required to hold.

      Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first three months of 2002, we purchased 1,527,000 dividend-adjusted shares of our common stock at an aggregate cost of $22.8 million. During the first three months of 2001, we purchased 14.8 million dividend-adjusted shares of our common stock at an aggregate cost of $149.2 million. At March 31, 2002, there were approximately 8.0 million dividend-adjusted shares remaining to be repurchased under the existing stock repurchase program.

      At March 31, 2002, Hudson City Savings had outstanding loan commitments to borrowers of approximately $216.7 million, commitments to purchase loans of approximately $149.9 million and available home equity and overdraft lines of credit of approximately $77.8 million. We anticipate we will have sufficient funds available to meet our current commitments in the normal course of business.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

      Cash dividends declared and paid during the first three months of 2002 were $14.2 million compared with $10.6 million during the first three months of 2001. The dividend pay-out ratio for the three month periods ended March 31, 2002 and 2001 was 31.91% and 33.33%, respectively. On April 16, 2002, the Board of Directors declared a quarterly cash dividend of sixteen cents ($0.16) per common share ($0.08 per common share adjusted for the 100% stock dividend). The dividend is payable on June 3, 2002 to stockholders of record at the close of business on May 10, 2002. We anticipate we will have sufficient funds available to meet our dividend payment obligation.

      The Board of Directors of Hudson City Bancorp also declared, on April 16, 2002, a 100 percent stock dividend on its common stock having the effect of a two-for-one stock split. Stockholders of record on May 24, 2002 will receive one additional share of common stock for every share of common stock held on that date. The stock dividend will be paid on June 17, 2002, at which time certificates for the new shares will be distributed to stockholders. The effect of the 100% stock dividend has been retroactively reflected in the accompanying consolidated financial statements and notes thereto. The $0.16 per share cash dividend, payable on June 3, 2002, will be paid only on the shares outstanding before the stock dividend.

      We opened one new branch during the first quarter of 2002 in Midland Park, NJ. We also purchased, for future use, an office building near our corporate headquarters at a cost of approximately $2.8 million. We do not anticipate any other material capital expenditures nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

      At March 31, 2002, we exceeded each of the applicable regulatory capital requirements of the Federal Reserve Bank and the Federal Deposit Insurance Corporation. The following table presents the regulatory ratios of Hudson City Savings Bank and Hudson City Bancorp.

                                                                          REGULATORY REQUIREMENTS
                                                            -------------------------------------------------------
                                       ACTUAL AT                  MINIMUM CAPITAL             CLASSIFICATION AS
                                     MARCH 31, 2002                 ADEQUACY                   WELL-CAPITALIZED
                             --------------------------     -------------------------     -------------------------
                                 AMOUNT           RATIO        AMOUNT           RATIO        AMOUNT           RATIO
                             -------------        -----     ------------        -----     ------------        -----
                                                               (DOLLARS IN THOUSANDS)
Bank
Leverage (Tier 1)
      capital..........      $   1,190,029        10.00%    $    475,810         4.00%    $    594,762         5.00%
Risk-based capital:
      Tier 1...........          1,190,029        29.15          163,287         4.00          244,930         6.00
      Total............          1,214,562        29.75          326,574         8.00          408,217        10.00

Bancorp
Leverage (Tier 1)
      capital..........      $   1,295,749        10.89%    $    475,818         4.00%    $    594,772         5.00%
Risk-based capital:
      Tier 1...........          1,295,749        31.74          163,288         4.00          244,933         6.00
      Total............          1,320,282        32.34          326,577         8.00          408,221        10.00

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosure about market risk is presented as of December 31, 2001 in Hudson City Bancorp's Annual Report on Form 10-K. The following is an update of the discussion provided therein.

      General. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, substantially located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2002 and did not have any such hedging transactions in place at March 31, 2002. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

      Interest Rate Risk Compliance. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2001. The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2002. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

                                                                            PRESENT VALUE OF EQUITY
                                                                             AS PERCENT OF PRESENT
                                 PRESENT VALUE OF EQUITY                        VALUE OF ASSETS
                       -------------------------------------------          -----------------------
       CHANGE IN          DOLLAR           DOLLAR           PERCENT           PRESENT       PERCENT
     INTEREST RATES       AMOUNT           CHANGE           CHANGE          VALUE RATIO     CHANGE
     --------------    ------------     ------------        -------         -----------     -------
     (BASIS POINTS)                 (DOLLARS IN THOUSANDS)
           200         $  1,004,719     $   (579,871)       (36.59)%            8.74%       (31.61)%
           150            1,155,660         (428,930)       (27.07)             9.86        (22.85)
           100            1,301,147         (283,443)       (17.89)            10.90        (14.71)
            50            1,442,205         (142,385)        (8.99)            11.86         (7.20)
             0            1,584,590                -          -                12.78          -
           (50)           1,653,623           69,033          4.36             13.16          2.97
          (100)           1,669,128           84,538          5.34             13.18          3.13
          (150)           1,592,661            8,071          0.51             12.52         (2.03)
          (200)           1,489,527          (95,063)        (6.00)            11.68         (8.61)

      At December 31, 2001, the percent change in the present value of equity in the 200 basis point increase scenario was negative 35.67% and in the 200 basis point decrease scenario it was negative 5.70% compared with the table above. The overall decrease in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios was primarily due to the growth of our fixed-rate mortgage loan and mortgage-backed security portfolios.

      Our current policy sets a maximum percent change in the present value of equity at 55% from the current, or zero basis point scenario, present value of equity, given an instantaneous and parallel increase or decrease of 200 basis points. Due to our high level of present value of equity as a percent of the

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

present value of assets in the zero basis point scenario, the maximum percent change was increased in 2002 to 55% from 40% at year end to allow for more flexibility in managing our asset/liability mix.

      GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2002, which we anticipate to reprice or mature in each of the future time periods shown. We have excluded non-accrual loans of $8,782,000 from the table. The cumulative one-year gap as a percent of total assets was negative 13.4% at March 31, 2002 compared with negative 14.3% at December 31, 2001. The decrease in our negative one-year gap position was primarily due to the overall growth in our assets during the first three months of 2002 and the continued use of longer-term borrowed funds as a funding source, creating a more positive asset/liability mix.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                                     AT MARCH 31, 2002
                                                   ------------------------------------------------------------------------------
                                                                    MORE THAN       MORE THAN       MORE THAN      MORE THAN
                                                    SIX MONTHS    SIX MONTHS TO    ONE YEAR TO     TWO YEARS TO  THREE YEARS TO
                                                     OR LESS         ONE YEAR       TWO YEARS      THREE YEARS     FIVE YEARS
                                                   -----------     -----------     -----------     -----------     ----------
                                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
         First mortgage loans ..................   $   716,637     $   708,862     $ 1,014,651     $   836,674     $  806,915
         Consumer and other loans ..............        32,163             620           2,473           4,856         14,339
         Federal funds sold ....................        62,700              --              --              --             --
         Mortgage-backed securities ............     1,280,012       1,485,644         828,340         437,610        330,609
         FHLB  stock ...........................        90,000              --              --              --             --
         Investment securities .................        10,651              --             147             100            281
                                                   -----------     -----------     -----------     -----------     ----------
              Total interest-earning assets ....     2,192,163       2,195,126       1,845,611       1,279,240      1,152,144
                                                   -----------     -----------     -----------     -----------     ----------

Interest-bearing liabilities:
         Savings accounts ......................        22,359          24,251         213,741         256,489        170,993
         Interest-bearing demand accounts ......         2,555           2,555          25,553          30,663         20,442
         Money market accounts .................       133,672         133,673         146,261         149,058         11,189
         Time deposits .........................     4,156,386       1,555,536         506,271          67,674         37,711
         Borrowed funds ........................            --              --          50,000          50,000        200,000
                                                   -----------     -----------     -----------     -----------     ----------
              Total interest-bearing liabilities     4,314,972       1,716,015         941,826         553,884        440,335
                                                   -----------     -----------     -----------     -----------     ----------

Interest rate sensitivity gap ..................   $(2,122,809)    $   479,111     $   903,785     $   725,356     $  711,809
                                                   ===========     ===========     ===========     ===========     ==========

Cumulative interest rate sensitivity
         gap ...................................   $(2,122,809)    $(1,643,698)    $  (739,913)    $   (14,557)    $  697,252
                                                   ===========     ===========     ===========     ===========     ==========

Cumulative interest rate sensitivity gap
         as a percent of total assets ..........        (17.26)%        (13.37)%         (6.02)%        (0.12)%          5.67%

Cumulative interest-earning assets
         as a percent of interest-bearing
         liabilities ...........................         50.80%          72.75%          89.39%          99.81%        108.75%

                                                        AT MARCH 31, 2002
                                                   --------------------------
                                                    MORE THAN
                                                    FIVE YEARS      TOTAL
                                                   ----------    -----------
                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
         First mortgage loans ..................   $2,182,638    $ 6,266,377
         Consumer and other loans ..............       86,654        141,105
         Federal funds sold ....................           --         62,700
         Mortgage-backed securities ............      979,190      5,341,405
         FHLB  stock ...........................           --         90,000
         Investment securities .................      181,169        192,348
                                                   ----------    -----------
              Total interest-earning assets ....    3,429,651     12,093,935
                                                   ----------    -----------

Interest-bearing liabilities:
         Savings accounts ......................      170,993        858,826
         Interest-bearing demand accounts ......       20,442        102,210
         Money market accounts .................       11,189        585,042
         Time deposits .........................           --      6,323,578
         Borrowed funds ........................    2,350,000      2,650,000
                                                   ----------    -----------
              Total interest-bearing liabilities    2,552,624     10,519,656
                                                   ----------    -----------

Interest rate sensitivity gap ..................   $  877,027    $ 1,574,279
                                                   ==========    ===========

Cumulative interest rate sensitivity
         gap ...................................   $1,574,279
                                                   ==========

Cumulative interest rate sensitivity gap
         as a percent of total assets ..........        12.80%

Cumulative interest-earning assets
         as a percent of interest-bearing
         liabilities ...........................       114.97%

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

Item 2. - Changes in Securities and Use of Proceeds
      Not applicable.

Item 3. - Defaults Upon Senior Securities
      Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders
      No matter was submitted during the quarter ended March 31, 2002 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

Item 5. - Other Information
      Not applicable.

Item 6. - Exhibits and Reports on Form 8-K
      (a) Not applicable
      (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hudson City Bancorp, Inc.




Date:      May 10, 2002          By:     /s/  Ronald E. Hermance, Jr.
                                         ----------------------------
                                         Ronald E. Hermance, Jr.
                                         President and Chief Executive Officer
                                         (principal executive officer)




Date:      May 10, 2002          By:     /s/  Denis J. Salamone
                                         ----------------------
                                         Denis J. Salamone
                                         Senior Executive Vice President and
                                         Chief Operating Officer
                                         (principal financial and accounting
                                         officer)