Form 10-Q
period 2002-06-30
HUDSON CITY BANCORP INC
filed 2002-08-12
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   JUNE 30, 2002


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

                                 Yes [X] No [ ]


      As of August 7, 2002, the registrant had 193,461,458 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant's mutual holding company, and 70,884,858 shares were held by the public and directors, officers and employees of the registrant.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                               Contents of Report

                                                                                Page
PART I - FINANCIAL INFORMATION                                                 Number
                                                                               ------
        Item 1. - Financial Statements

               Consolidated Statements of Financial Condition -
               June 30, 2002 (Unaudited) and December 31, 2001 .............      3

               Consolidated Statements of Income (Unaudited) - For the three
               and six months ended June 30, 2002 and 2001 .................      4

               Consolidated Statements of Cash Flows (Unaudited) - For the
               six months ended June 30, 2002 and 2001 .....................      5

               Notes to Consolidated Financial Statements ..................      6

        Item 2. - Management's Discussion and Analysis of Financial
        Condition and Results of Operations ................................     10

        Item 3. - Quantitative and Qualitative Disclosures About Market Risk     26

PART II - OTHER INFORMATION

        Item 1. - Legal Proceedings ........................................     29

        Item 2. - Changes in Securities and Use of Proceeds ................     29

        Item 3. - Defaults Upon Senior Securities ..........................     29

        Item 4. - Submission of Matters to a Vote of Security Holders ......     29

        Item 5. - Other Information ........................................     30

        Item 6. - Exhibits and Reports on Form 8-K .........................     30

SIGNATURES .................................................................     31

EXHIBIT ....................................................................     32


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

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      JUNE 30,         DECEMBER 31,
                                                                                        2002               2001
                                                                                    ------------       ------------
                                                                                     (UNAUDITED)
                                                                                             (IN THOUSANDS)
ASSETS
Cash and due from banks ......................................................      $     97,967       $     84,214
Federal funds sold ...........................................................            40,200             17,600
                                                                                    ------------       ------------
                     Total cash and cash equivalents .........................           138,167            101,814

Investment securities held to maturity, market value of $1,458 at
         June 30, 2002 and $1,474 at December 31, 2001 .......................             1,406              1,441

Investment securities available for sale, at market value ....................           265,760            167,427

Federal Home Loan Bank of New York stock .....................................           105,000             81,149

Mortgage-backed securities held to maturity, market value of $4,677,036
         at June 30, 2002 and $4,530,692 at December 31, 2001 ................         4,576,004          4,478,488

Mortgage-backed securities available for sale, at market value ...............           942,318            530,690

Loans ........................................................................         6,704,937          5,968,171
         Less:
               Deferred loan fees ............................................            10,556             12,060
               Allowance for loan losses .....................................            25,055             24,010
                                                                                    ------------       ------------
                     Net loans ...............................................         6,669,326          5,932,101

Foreclosed real estate, net ..................................................             1,038                250
Accrued interest receivable ..................................................            68,895             61,808
Banking premises and equipment, net ..........................................            33,970             31,363
Other assets .................................................................            40,680             40,237
                                                                                    ------------       ------------
                     Total Assets ............................................      $ 12,842,564       $ 11,426,768
                                                                                    ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
         Interest-bearing ....................................................      $  8,134,494       $  7,537,103
         Noninterest-bearing .................................................           402,790            375,659
                                                                                    ------------       ------------
                     Total deposits ..........................................         8,537,284          7,912,762

Borrowed funds ...............................................................         2,950,000          2,150,000

Accrued expenses and other liabilities .......................................            82,166             75,270
                                                                                    ------------       ------------
                     Total liabilities .......................................        11,569,450         10,138,032
                                                                                    ------------       ------------
Common stock, $0.01 par value, 800,000,000 shares authorized; 231,276,600 shares issued, 194,032,908 shares outstanding at June 30, 2002,
         198,317,400 shares outstanding at December 31, 2001 (note 1) ........             2,313              2,313

Additional paid-in capital ...................................................           525,934            526,855

Retained earnings (notes 1 and 4) ............................................         1,233,422          1,171,007

Treasury stock, at cost; 37,243,692 shares at June 30, 2002 and
         32,959,200 shares at December 31, 2001 ..............................          (423,099)          (340,716)

Unallocated common stock held by the employee stock ownership plan ...........           (52,455)           (53,435)

Unearned common stock held by the recognition and retention plan .............           (20,269)           (22,132)

Accumulated other comprehensive income, net of tax ...........................             7,268              4,844
                                                                                    ------------       ------------
                     Total stockholders' equity ..............................         1,273,114          1,288,736
                                                                                    ------------       ------------
                     Total Liabilities and Stockholders' Equity ..............      $ 12,842,564       $ 11,426,768
                                                                                    ============       ============

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                                     ---------------------------   ---------------------------
                                                                         2002           2001           2002           2001
                                                                     ------------   ------------   ------------   ------------
                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Interest and Dividend Income:
       Interest and fees on first mortgage loans .................   $    111,237   $     92,220   $    216,794   $    180,931
       Interest and fees on consumer and other loans .............          2,559          3,040          5,167          6,047
       Interest on mortgage-backed securities held to maturity ...         68,410         63,447        137,405        123,296
       Interest on mortgage-backed securities available for sale .          9,842            526         17,288            526
       Interest on investment securities held to maturity:
            Taxable ..............................................             17             17             34             34
            Exempt from federal taxes ............................              5              6             11             12
       Interest on investment securities available
            for sale-taxable .....................................          3,024          5,804          5,595         18,496
       Dividends on Federal Home Loan Bank
            of New York stock ....................................            962          1,179          1,871          2,471
       Interest on federal funds sold ............................            431          1,388            911          3,115
                                                                     ------------   ------------   ------------   ------------
                 Total interest and dividend income ..............        196,487        167,627        385,076        334,928
                                                                     ------------   ------------   ------------   ------------
Interest Expense:
       Interest on deposits ......................................         64,678         77,378        132,216        157,260
       Interest on borrowed funds ................................         34,437         22,519         64,097         43,145
                                                                     ------------   ------------   ------------   ------------
                 Total interest expense ..........................         99,115         99,897        196,313        200,405
                                                                     ------------   ------------   ------------   ------------
                     Net interest income .........................         97,372         67,730        188,763        134,523

Provision for Loan Losses ........................................            525            450          1,050            900
                                                                     ------------   ------------   ------------   ------------
                     Net interest income after provision
                          for loan losses ........................         96,847         67,280        187,713        133,623
                                                                     ------------   ------------   ------------   ------------
Non-Interest Income:
       Service charges and other income ..........................          1,256          1,220          2,428          2,272
                                                                     ------------   ------------   ------------   ------------
                 Total non-interest income .......................          1,256          1,220          2,428          2,272
                                                                     ------------   ------------   ------------   ------------
Non-Interest Expense:
       Salaries and employee benefits ............................         14,996         12,882         31,182         25,823
       Net occupancy expense .....................................          3,419          3,345          6,992          6,808
       Federal deposit insurance assessment ......................            352            317            694            646
       Computer and related services .............................            297            230            607            480
       Other expense .............................................          4,005          3,744          7,763          6,483
                                                                     ------------   ------------   ------------   ------------
                 Total non-interest expense ......................         23,069         20,518         47,238         40,240
                                                                     ------------   ------------   ------------   ------------
                     Income before income tax expense ............         75,034         47,982        142,903         95,655

Income Tax Expense ...............................................         26,860         17,061         51,143         34,057
                                                                     ============   ============   ============   ============
                     Net income ..................................   $     48,174   $     30,921   $     91,760   $     61,598
                                                                     ============   ============   ============   ============
Basic Earnings Per Share .........................................   $       0.26   $       0.16   $       0.49   $       0.31
                                                                     ============   ============   ============   ============

Diluted Earnings Per Share .......................................   $       0.25   $       0.16   $       0.48   $       0.30
                                                                     ============   ============   ============   ============

Weighted Average Number of Common Shares Outstanding:
                     Basic .......................................    186,085,877    195,861,934    186,599,740    201,880,800
                     Diluted .....................................    191,585,334    198,784,984    191,559,145    204,599,944


See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   FOR THE SIX MONTHS
                                                                                                     ENDED JUNE 30,
                                                                                             -------------------------------
                                                                                                 2002               2001
                                                                                             ------------       ------------
                                                                                                      (IN THOUSANDS)
Cash Flows from Operating Activities:
         Net income ...................................................................      $     91,760       $     61,598
         Adjustments to reconcile net income to net cash provided
         by operating activities:
                Depreciation, accretion and amortization expense ......................             6,036              1,558
                Provision for loan losses .............................................             1,050                900
                Allocation of stock for employee benefit plans ........................             6,112              4,022
                Deferred tax expense ..................................................            (1,141)            (1,795)
                Net proceeds from sale of foreclosed real estate ......................                59                364
                (Increase) decrease in accrued interest receivable ....................            (7,087)             3,664
                Decrease in other assets ..............................................               456              3,167
                Increase in accrued expenses and other liabilities ....................             6,896              6,918
                                                                                             ------------       ------------
Net Cash Provided by Operating Activities .............................................           104,141             80,396
                                                                                             ------------       ------------
Cash Flows from Investing Activities:
         Net increase in loans ........................................................           (60,490)          (257,156)
         Purchases of loans ...........................................................          (677,452)          (257,533)
         Principal collection of mortgage-backed securities held to maturity ..........           815,261            726,979
         Purchases of mortgage-backed securities held to maturity .....................          (917,009)        (1,425,606)
         Principal collection of mortgage-backed securities available for sale ........            77,962              2,495
         Purchases of mortgage-backed securities available for sale ...................          (488,419)          (150,867)
         Proceeds from maturities and calls of investment securities held to maturity .                35                 35
         Proceeds from maturities and calls of investment securities available for sale            25,651            640,602
         Purchases of investment securities available for sale ........................          (122,390)                --
         Purchases of Federal Home Loan Bank of New York stock ........................           (23,851)            (7,520)
         Purchases of premises and equipment, net .....................................            (4,447)              (844)
                                                                                             ------------       ------------
Net Cash Used in Investment Activities ................................................        (1,375,149)          (729,415)
                                                                                             ------------       ------------
Cash Flows from Financing Activities:
         Net increase in deposits .....................................................           624,522            307,018
         Proceeds from borrowed funds .................................................           800,000            750,000
         Principal payments on borrowed funds .........................................                --           (250,000)
         Dividends paid ...............................................................           (30,588)           (21,574)
         Purchases of stock by the recognition and retention plan .....................            (1,854)            (1,163)
         Purchases of treasury stock ..................................................           (89,281)          (198,413)
         Exercise of stock options ....................................................             4,562              1,507
                                                                                             ------------       ------------
Net Cash Provided by Financing Activities .............................................         1,307,361            587,375
                                                                                             ------------       ------------
Net Increase (Decrease) in Cash and Cash Equivalents ..................................            36,353            (61,644)

Cash and Cash Equivalents at Beginning of Period ......................................           101,814            187,111
                                                                                             ------------       ------------
Cash and Cash Equivalents at End of Period ............................................      $    138,167       $    125,467
                                                                                             ============       ============
Supplemental Disclosures:
         Interest paid ................................................................      $    190,719       $    197,296
                                                                                             ============       ============
         Income taxes paid ............................................................      $     50,449       $     31,591
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

      In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002.

      Capital accounts, share and per share data included in the consolidated financial statements and the notes thereto, and all such data at period-end dates and for periods prior to June 30, 2002, have been retroactively adjusted to reflect the 100 percent common stock dividend declared on April 16, 2002, having the effect of a two-for-one stock split. The 100% stock dividend was paid on June 17, 2002 to shareholders of record as of May 24, 2002.

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

      Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $847,000 and $747,000 for the six-month periods ended June 30, 2002 and 2001, respectively, did not result in cash receipts or cash payments.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


2. - COMPREHENSIVE INCOME

      Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized holding gains and losses on securities available for sale, net of tax.

      Total comprehensive income during the periods indicated is as follows.

                                                 FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                    ENDED JUNE 30,              ENDED JUNE 30,
                                                ----------------------      ----------------------
                                                  2002          2001          2002           2001
                                                --------      --------      --------      --------
                                                                  (IN THOUSANDS)
Net income ...............................      $ 48,174      $ 30,921      $ 91,760      $ 61,598
Other comprehensive income:
     Unrealized holding gain on securities
        available for sale, net of tax ...         6,337           709         2,424         3,515
                                                --------      --------      --------      --------

Total comprehensive income ...............      $ 54,511      $ 31,630      $ 94,184      $ 65,113
                                                ========      ========      ========      ========


3. - EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                 -----------------------------------------------------------------------------
                                                 2002                                      2001
                                 ------------------------------------      -----------------------------------
                                                               PER                                       PER
                                                              SHARE                                     SHARE
                                  INCOME        SHARES        AMOUNT        INCOME        SHARES       AMOUNT
                                 --------      --------      --------      --------      --------      -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income ................      $ 48,174                                  $ 30,921
                                 ========                                  ========
Basic earnings per share:
      Income available to
      common stockholders .      $ 48,174       186,086      $   0.26      $ 30,921       195,862      $  0.16
                                                             ========                                  =======
Effect of dilutive common
      stock equivalents ...            --         5,499                          --         2,923
                                 --------      --------                    --------      --------
Diluted earnings per share:
      Income available to
      common stockholders .      $ 48,174       191,585      $   0.25      $ 30,921       198,785      $  0.16
                                 ========      ========      ========      ========      ========      =======

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------
                                                   2002                                         2001
                                 ---------------------------------------      ---------------------------------------
                                                                  PER                                          PER
                                                                 SHARE                                        SHARE
                                  INCOME          SHARES         AMOUNT         INCOME         SHARES         AMOUNT
                                 ---------      ---------      ---------      ---------      ---------      ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income ................      $  91,760                                    $  61,598
                                 =========                                    =========
Basic earnings per share:
      Income available to
      common stockholders .      $  91,760        186,600      $    0.49      $  61,598        201,881      $    0.31
                                                               =========                                    =========
Effect of dilutive common
      stock equivalents ...             --          4,959                            --          2,719
                                 ---------      ---------                     ---------      ---------
Diluted earnings per share:
      Income available to
      common stockholders .      $  91,760        191,559      $    0.48      $  61,598        204,600      $    0.30
                                 =========      =========      =========      =========      =========      =========


4. - SUBSEQUENT EVENT

      On July 16, 2002, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of nine cents ($0.09) per common share outstanding. The dividend is payable on September 3, 2002 to stockholders of record at the close of business on August 9, 2002.

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

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under change conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on our consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

      During the first six months of 2002, we continued to grow our operating subsidiary, Hudson City Savings Bank, primarily through our core investments of residential mortgage loans and mortgage-backed securities. Customer deposits and long-term borrowings funded the growth. The decline in short-term interest rates and the steepening of the yield curve, which occurred in 2001, resulted in a low interest rate environment that has continued through the first six months of 2002. This environment has improved our interest rate spread, contributing to increased net interest income.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

      Our total assets increased $1.41 billion, or 12.3%, to $12.84 billion at June 30, 2002 from $11.43 billion at December 31, 2001. This increase was generally reflected in increases in mortgage loans and mortgage-backed securities.

      Loans increased $736.8 million, or 12.3%, to $6.70 billion at June 30, 2002 from $5.97 billion at December 31, 2001. For the six-month period ended June 30, 2002, we originated and purchased first mortgage loans of approximately $974.3 million and $677.5 million, respectively, compared with $718.6 million and $257.5 million, respectively, for the corresponding 2001 period. These originations and purchases were concentrated in one-to four-family residential mortgage loans. The purchases were made pursuant to our wholesale loan purchase program established to supplement our retail loan originations. Along with increased mortgage loan purchases as part of our growth strategy, the low market interest rate environment in 2001 and the first six months of 2002, which caused increased prepayments and loan refinancings, has accelerated our loan originations. Purchased loans are subject to comprehensive due diligence procedures, which include substantially the same underwriting standards used in our own loan origination process. Loan packages purchased include mortgage loans secured by properties located primarily in the Northeastern quadrant of the United States.

      In 2002, due to the relatively low interest rate environment, approximately $283 million of our loan originations were the result of refinancing of our existing mortgage loans. These refinancings of existing loans are included in total loan originations. Last year we began to allow certain customers to modify their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to a low interest rate environment. In general, all terms and conditions of the existing mortgage loan remain the same except the adjustment of the interest rate to the currently offered fixed-rate product with a similar term to maturity. Modifications of existing mortgage loans during the first six months of 2002 amounted to approximately $112 million. This total is not included in total loan originations.

      Mortgage-backed securities increased $509.1 million, or 10.2%, to $5.52 billion at June 30, 2002 from $5.01 billion at December 31, 2001, including a $411.6 million increase in mortgage-backed securities available for sale. In addition to purchases of mortgage-backed securities as part of our growth strategy, purchases of mortgage-backed securities also increased due to the low market interest rate environment during 2001 and the first six months of 2002, which caused increased prepayments and loan refinancings. Investment securities available for sale increased $98.4 million, or 58.8%, to $265.8 million at June 30, 2002 from $167.4 million at December 31, 2001. These increases in interest-earning assets

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


reflected our continued emphasis on the origination and purchase of one-to four-family mortgage loans supplemented by the purchase of mortgage-backed securities and investment securities using excess cash flows.

      Cash and due from banks increased $13.8 million to $98.0 million at June 30, 2002 from $84.2 million at December 31, 2001. Federal funds sold increased $22.6 million to $40.2 million at June 30, 2002 from $17.6 million at December 31, 2001. These increases in cash and cash equivalents were primarily due to the overall growth in assets and excess liquidity received late in the period having been temporarily invested in federal funds sold. Federal Home Loan Bank of New York ("FHLB") stock increased $23.9 million, or 29.5%, to $105.0 million at June 30, 2002, which was the amount of stock we were required by the FHLB to hold.

      At June 30, 2002, total liabilities were $11.57 billion, an increase of 14.1%, or $1.43 billion, compared with $10.14 billion at December 31, 2001. Borrowed funds increased $800.0 million, or 37.2%, to $2.95 billion at June 30, 2002 from $2.15 billion at December 31, 2001. The additional borrowed funds were primarily used to fund asset growth consistent with our capital management strategy. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread. Borrowed funds were comprised of $1.85 billion of securities sold under agreements to repurchase and $1.10 billion of Federal Home Loan Bank advances. Securities pledged as collateral against our securities sold under agreements to repurchase had a market value at June 30, 2002 of approximately $2.03 billion. Advances from the FHLB utilize our mortgage portfolio as collateral. Our borrowed funds consisted primarily of 10-year terms with one-time call options, generally from 3 to 5 years from the borrowing date. The use of long-term borrowed funds has allowed us to better manage our interest rate risk by matching our long-term assets with long-term liabilities. Borrowing long-term in this low interest rate environment should also allow us to better control interest expense in future periods.

      Total deposits increased $624.5 million, or 7.9%, to $8.54 billion at June 30, 2002 from $7.91 billion at December 31, 2001. Interest-bearing deposits increased $597.4 million, or 7.9%, to $8.13 billion at June 30, 2002 from $7.54 billion at December 31, 2001. The increase in interest-bearing deposits was due, in part, to a $290.0 million, or 4.8%, increase in time deposits to $6.39 billion at June 30, 2002 from $6.10 billion at December 31, 2001. Included in the growth of interest-bearing deposits was growth in interest-bearing demand accounts of $155.8 million due to the introduction during the second quarter of our interest-bearing High Value Checking account. Additionally, regular savings deposits increased $69.3 million, or 8.5%, to $883.7 million and money market deposits increased $85.4 million, or 16.5%, to $602.1 million at June 30, 2002. Non-interest bearing deposits increased $27.1 million, or 7.2%, to $402.8 million at June 30, 2002 from $375.7 million at December 31, 2001. The increase in total deposits was primarily used to fund our planned asset growth. We believe the increase in interest-bearing deposits was due, in part, to our consistent offering of competitive rates on our time deposit products, promotions for our High Value Checking account and cash inflows due to the current volatility in the equity markets.

      Accrued expenses and other liabilities increased $6.9 million, or 9.2%, to $82.2 million at June 30, 2002 from $75.3 million at December 31, 2001 primarily due to an increase in accrued interest payable because of the growth in our borrowed funds.

      Total stockholders' equity decreased $15.6 million, or 1.2%, to $1.27 billion at June 30, 2002 from $1.29 billion at December 31, 2001. The decrease was primarily the result of repurchases of 4,940,772 shares of our common stock at an aggregate cost of $89.3 million and cash dividends declared

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


and paid to common stockholders of $30.6 million. As of June 30, 2002, there remain 4,622,496 shares authorized to be purchased under our current stock repurchase program. Partially offsetting these uses of stockholders' equity was net income of $91.8 million, an increase of $2.4 million in accumulated other comprehensive income, net of tax, and $4.6 million due to the exercise of 656,280 stock options. The increase in accumulated other comprehensive income was due to the increase in the market value of our securities portfolios due to the lower interest rate environment and the growth in our mortgage-backed securities available for sale.

      At June 30, 2002, the ratio of total stockholders' equity to total assets was 9.91% compared with 11.28% at December 31, 2001. For the six-month period ended June 30, 2002, the ratio of average stockholders' equity to average assets was 10.60% compared with 13.05% for the year ended December 31, 2001. The decrease in these ratios was primarily due to planned asset growth and the decrease in stockholders' equity as discussed above. Stockholders' equity per common share was $6.93 and $6.87 at June 30, 2002 and December 31, 2001, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND
2001

      Average Balance Sheets. The tables on the following pages present certain information regarding Hudson City Bancorp's financial condition and net interest income for the three-month and six-month periods ended June 30, 2002 and 2001. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q


                                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------------------------------------------------------
                                                                     2002                                     2001
                                                      ----------------------------------        ---------------------------------
                                                                                 AVERAGE                                   AVERAGE
                                                       AVERAGE                    YIELD/         AVERAGE                    YIELD/
                                                       BALANCE       INTEREST     COST           BALANCE        INTEREST     COST
                                                      -----------   -----------  -------        -----------    -----------   ----
                                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earnings assets:

     First mortgage loans, net(1) .................   $ 6,365,109   $   111,237    6.99%        $ 5,011,716    $    92,220   7.36%
     Consumer and other loans .....................       141,714         2,559    7.22             155,095          3,040   7.84
     Federal funds sold ...........................       104,744           431    1.65             129,900          1,388   4.29
     Mortgage-backed securities at amortized cost .     5,392,992        78,252    5.80           3,843,488         63,973   6.66
     Federal Home Loan Bank stock .................        96,429           962    3.99              81,149          1,179   5.81
     Investment securities at amortized cost ......       204,279         3,046    5.96             367,400          5,827   6.34
                                                      -----------   -----------                 -----------    -----------
         Total interest-earning assets ............    12,305,267       196,487    6.39           9,588,748        167,627   6.99
                                                                    -----------                                -----------

Noninterest-earnings assets .......................       238,597                                   196,650
                                                      -----------                               -----------
         Total Assets .............................   $12,543,864                               $ 9,785,398
                                                      -----------                               -----------


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:

     Savings accounts .............................   $   873,548         4,517    2.07         $   767,155          4,431   2.32
     Interest-bearing demand accounts .............       160,584           795    1.99              92,639            379   1.64
     Money market accounts ........................       592,340         3,098    2.10             450,265          2,675   2.38
     Time deposits ................................     6,347,142        56,268    3.56           5,131,784         69,893   5.46
                                                      -----------   -----------                 -----------    -----------
         Total interest-bearing deposits ..........     7,973,614        64,678    3.25           6,441,843         77,378   4.82
     Borrowed funds ...............................     2,778,571        34,437    4.97           1,575,824         22,519   5.73
                                                      -----------   -----------                 -----------    -----------
         Total interest-bearing liabilities .......    10,752,185        99,115    3.70           8,017,667         99,897   5.00
                                                      -----------   -----------                 -----------    -----------

Noninterest-bearing liabilities:
     Noninterest-bearing deposits .................       390,988                                   357,618
     Other noninterest-bearing liabilities ........       101,597                                    83,104
                                                      -----------                               -----------
         Total noninterest-bearing liabilities ....       492,585                                   440,722
                                                      -----------                               -----------

     Total liabilities ............................    11,244,770                                 8,458,389
     Stockholders' equity .........................     1,299,094                                 1,327,009
                                                      -----------                               -----------
         Total Liabilities and Stockholders' Equity   $12,543,864                               $ 9,785,398
                                                      -----------                               -----------

Net interest income/net interest rate spread (2) ..                 $    97,372    2.69%                       $    67,730   1.99%
                                                                    -----------                                -----------

Net interest-earning assets/net interest margin (3)   $ 1,553,082                  3.16%        $ 1,571,081                  2.81%
                                                      -----------                               -----------
Ratio of interest-earning assets to
     interest-bearing liabilities .................                                1.14x                                     1.20x

--------------

(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3) Determined by dividing annualized net interest income by total average interest-earning assets.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q


                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------------------------------------------
                                                                              2002                               2001
                                                               ---------------------------------    --------------------------------
                                                                                          AVERAGE/                           AVERAGE
                                                                AVERAGE                    YIELD      AVERAGE                 YIELD/
                                                                BALANCE       INTEREST     COST       BALANCE      INTEREST    COST
                                                               -----------   -----------  -------   -----------   -----------  ----
                                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earnings assets:

              First mortgage loans, net(1) .................   $ 6,181,584   $   216,794   7.01%    $ 4,882,155   $   180,931  7.41%
              Consumer and other loans .....................       143,201         5,167   7.22         153,035         6,047  7.90
              Federal funds sold ...........................       114,886           911   1.60         131,172         3,115  4.79
              Mortgage-backed securities at amortized cost .     5,266,696       154,693   5.87       3,629,578       123,822  6.82
              Federal Home Loan Bank stock .................        89,672         1,871   4.17          77,659         2,471  6.36
              Investment securities at amortized cost ......       189,350         5,640   5.96         591,589        18,542  6.27
                                                               -----------   -----------            -----------    ----------
                  Total interest-earning assets ............    11,985,389       385,076   6.43       9,465,188       334,928  7.08
                                                                             -----------                           ----------

         Noninterest-earnings assets .......................       238,400                              189,717
                                                               -----------                          -----------
                  Total Assets .............................   $12,223,789                          $ 9,654,905
                                                               ===========                          ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY:
         Interest-bearing liabilities:

              Savings accounts .............................   $   853,119         8,774   2.07     $   762,000         8,752  2.32
              Interest-bearing demand accounts .............       131,205         1,142   1.76          93,245           752  1.63
              Money market accounts ........................       569,708         5,955   2.11         448,639         5,311  2.39
              Time deposits ................................     6,299,028       116,345   3.72       5,071,138       142,445  5.66
                                                               -----------   -----------            -----------   -----------
                  Total interest-bearing deposits ..........     7,853,060       132,216   3.40       6,375,022       157,260  4.97
              Borrowed funds ...............................     2,588,674        64,097   4.99       1,478,729        43,145  5.88
                                                               -----------   -----------            -----------   -----------
                  Total interest-bearing liabilities .......    10,441,734       196,313   3.79       7,853,751       200,405  5.15
                                                               -----------   -----------            -----------   -----------

         Noninterest-bearing liabilities:
              Noninterest-bearing deposits .................       386,623                              342,800
              Other noninterest-bearing liabilities ........        99,332                               81,769
                                                               -----------                          -----------
                  Total noninterest-bearing liabilities ....       485,955                              424,569
                                                               -----------                          -----------
              Total liabilities ............................    10,927,689                            8,278,320
              Stockholders' equity .........................     1,296,100                            1,376,585
                                                               -----------                          -----------
                  Total Liabilities and Stockholders' Equity   $12,223,789                          $ 9,654,905
                                                               ===========                          ===========

         Net interest income/net interest rate spread (2) ..                 $   188,763   2.64%                  $   134,523  1.93%
                                                                             -----------                          -----------

         Net interest-earning assets/net interest margin (3)   $ 1,543,655                 3.12%    $ 1,611,437                2.81%
                                                               -----------                          -----------
         Ratio of interest-earning assets to
              interest-bearing liabilities .................                               1.15x                               1.21x

--------------

(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3) Determined by dividing annualized net interest income by total average interest-earning assets.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


         General. Net income was $48.2 million for the three-month period ended June 30, 2002, an increase of $17.3 million, or 56.0%, compared with net income of $30.9 million for the corresponding prior year period. Basic and diluted earnings per common share were $0.26 and $0.25, respectively, for the quarter ended June 30, 2002 compared with basic and diluted earnings per share of $0.16 for the quarter ended June 30, 2001. For the quarter ended June 30, 2002 our annualized return on average stockholders' equity was 14.83% compared with 9.32% for the quarter ended June 30, 2001. Our annualized return on average assets for the second quarter of 2002 was 1.54% compared with 1.26% for the second quarter of 2001. These increases reflected our improved profitability due to the declining interest rate environment experienced during 2001 and the resulting low interest rate environment that has continued through the first six months of 2002.

         During 2001, the Federal Open Market Committee reduced the federal funds rate on eleven successive occasions by a total of 475 basis points. These reductions, along with the economic recession experienced during 2001, have created a significantly different interest rate environment than that which existed at the beginning of 2001. General market interest rates, particularly on short-term maturities, decreased during 2001 as the overall yield curve steepened. The Federal Open Market Committee has neither reduced nor increased the federal funds rate in 2002 and the overall interest rate structure and yield curve have remained relatively stable during the first six months of this year. A decreasing rate environment can be beneficial to our net interest income as our interest-bearing liabilities generally reprice faster than our interest-earning assets. A steepening yield curve is where the spread between long-term interest rates and short-term interest rates widens. A steep yield curve can also be beneficial to our net interest income as our interest-bearing liabilities generally are priced based on short-term market rates while our mortgage loan products, particularly those with initial terms to maturity or repricing greater than one year, generally are priced based on long-term market rates. In the low interest rate environment that continued through the first six months of 2002, our annualized net interest rate spread increased 70 basis points to 2.69% for the second quarter of 2002 from 1.99% for the second quarter of 2001.

         Interest and Dividend Income. Total interest and dividend income increased $28.9 million, or 17.2%, to $196.5 million for the three-month period ended June 30, 2002 compared with $167.6 million for the corresponding 2001 period. The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $2.72 billion, or 28.4%, to $12.31 billion for the three-month period ended June 30, 2002 compared with $9.59 billion for the three-month period ended June 30, 2001. This increase was due in part to a $1.35 billion, or 26.9%, increase in the average balance of first mortgage loans, net to $6.36 billion for the three-month period ended June 30, 2002 compared with $5.01 billion for the corresponding 2001 period. The average balance of mortgage-backed securities increased $1.55 billion, or 40.4%, to $5.39 billion for the three-month period ended June 30, 2002 compared with $3.84 billion for the corresponding 2001 period. These increases were offset in part by a decrease in the average balance of investment securities for the three-month period ended June 30, 2002 of $163.1 million, or 44.4%, to $204.3 million from $367.4 million for the corresponding 2001 period.

         The above increases in the average balances of first mortgage loans and mortgage-backed securities reflected internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans, while purchasing mortgage-backed securities to supplement loan originations and purchases, and assist in the management of interest rate risk. The growth in the average balance of mortgage-backed securities and the decline in the average balance of investment securities reflected, in part, the calls of investment securities during 2001 due to the low interest rate environment and the reinvestment of the proceeds of those calls in mortgage-backed securities. The growth in the average balance of mortgage-backed securities also reflected the investment of excess cash flows into

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


mortgage-backed securities, which supplemented loan originations and purchases. Although the increase in the average balance of loans was somewhat less than the increase in the average balance of mortgage-backed securities, the impact of the loan growth was more significant in terms of interest income because our first mortgage loans are generally higher yielding assets than our mortgage-backed securities. The increase in the average balance of FHLB stock of $15.3 million reflected the increase in the amount of FHLB stock required to be held by us.

         The impact on interest income due to the growth in the average balance of interest-earning assets, was partially offset by a 60 basis point decrease in the annualized average yield on interest-earning assets to 6.39% for the quarter ended June 30, 2002 from 6.99% for the quarter ended June 30, 2001. The annualized average yield on first mortgage loans, net decreased 37 basis points to 6.99% for the second quarter of 2002, from 7.36% for the corresponding 2001 period. The annualized average yield on mortgage-backed securities decreased 86 basis points to 5.80% for the second quarter of 2002 from 6.66% for the corresponding 2001 period.

         The decrease in the annualized average yield on first mortgage loans reflected the large volume of loan originations and purchases during the low interest rate environment of 2001 and the first six months of 2002. The decrease in the annualized average yield on mortgage-backed securities reflected the large volume of purchases, and the downward repricing of our variable-rate securities, during the low interest rate environment of 2001 and the first six months of 2002. If market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits, which have limited the extent our variable-rate securities may have adjusted in prior periods.

         Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, decreased $0.8 million, or 0.8%, to $99.1 million for the three-month period ended June 30, 2002 from $99.9 million for the three-month period ended June 30, 2001. Interest expense on borrowed funds increased $11.9 million, or 52.9%, to $34.4 million for the second quarter of 2002 from $22.5 million for the corresponding 2001 period, while interest expense on deposits decreased $12.7 million, or 16.4%, to $64.7 million for the second quarter of 2002 from $77.4 million for the corresponding 2001 period. The slight decrease in total interest expense reflected the impact of a 130 basis point decrease in the annualized average cost of interest-bearing liabilities to 3.70% for the quarter ended June 30, 2002 from 5.00% for the corresponding 2001 period, offset by an increase in the average balance of interest-bearing liabilities of $2.73 billion, or 34.0%, to $10.75 billion for the quarter ended June 30, 2002 from $8.02 billion for the quarter ended June 30, 2001.

         The increase in interest expense on borrowed funds was primarily due to a $1.20 billion, or 75.9%, increase in the average balance of borrowed funds to $2.78 billion for the three-month period ended June 30, 2002 from $1.58 billion for the corresponding 2001 period. The impact on interest expense on borrowed funds due to the increase in the average balance of borrowed funds was offset, in part, by a 76 basis point decrease in the annualized average cost of borrowed funds to 4.97% for the second quarter of 2002 from 5.73% for the second quarter of 2001.

         The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management and growth strategies. The use of long-term borrowed funds has allowed us to better manage our interest rate risk by matching long-term assets with long-term liabilities. Borrowing long-term in the prevailing low interest rate environment should also allow us to better control interest expense in future periods. The decrease in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2001 and

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


the first six months of 2002. It also reflected the maturing of higher costing short-term borrowed funds and the subsequent refinancing with long-term borrowings during the low interest rate environment of 2001.

         The $12.7 million decrease in interest expense on deposits was primarily due to a 157 basis point decrease in the annualized average cost of interest-bearing deposits to 3.25% for the three-month period ended June 30, 2002 from 4.82% during the corresponding 2001 period. The decrease in the annualized average cost of interest-bearing deposits was primarily due to a 190 basis point decrease in the annualized average cost of our time deposits to 3.56% for the second quarter of 2002 from 5.46% for the second quarter of 2001. The annualized average cost of interest-bearing demand accounts increased due to the introduction during the second quarter of 2002 of our 3% interest-bearing High Value Checking account. The decrease in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2001 and the first six months of 2002. The impact on the annualized average cost of interest-bearing liabilities due to decreases in interest rates may not be as favorable in future periods as short-term market rates have stabilized during 2002.

         The impact on interest expense on deposits due to the decrease in the annualized average cost of interest-bearing deposits was offset, in part, by a $1.53 billion, or 23.8%, increase in the average balance of interest-bearing deposits to $7.97 billion for the three-month period ended June 30, 2002 from $6.44 billion for the corresponding 2001 period. The increase in the average balance of interest-bearing deposits occurred primarily in the average balance of time deposits, which increased $1.22 billion, or 23.8%, to $6.35 billion for the second quarter of 2002 from $5.13 billion for the second quarter of 2001. When comparing the second quarter of 2002 to the second quarter of 2001, the average balance of money market accounts increased $142.0 million, the average balance of savings accounts increased $106.3 million, and the average balance of interest-bearing demand deposits, including our new interest-bearing High Value Checking account, increased $68.0 million. We believe the increase in interest-bearing deposits was due, in part, to our consistent offering of competitive rates on our time deposit products, promotions for our High Value Checking account and to cash inflows due to the current volatility in the equity markets.

         Net Interest Income. Net interest income increased $29.7 million, or 43.9%, to $97.4 million for the three-month period ended June 30, 2002 compared with $67.7 million for the three-month period ended June 30, 2001. This increase primarily reflected our planned balance sheet growth, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the improved net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, increased 70 basis points to 2.69% for the three-month period ended June 30, 2002 from 1.99% for the corresponding 2001 period. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, increased 35 basis points to 3.16% for the three-month period ended June 30, 2002 from 2.81% for the corresponding 2001 period. The increases in these ratios were primarily due to the declining interest rate environment experienced during 2001 and the resulting low interest rate environment that has continued through the first six months of 2002, and the fact that our interest-bearing liabilities repriced faster than our interest-earning assets in the declining interest rate environment.

         Provision for Loan Losses. Our provision for loan losses for the quarter ended June 30, 2002 was $525,000, an increase of $75,000, or 16.7%, compared with $450,000 for the quarter ended June 30, 2001. Net charge-offs for the first six months of 2002 were $5,000 compared with net charge-offs of

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


$8,000 for the first six months of 2001. The allowance for loan losses increased $1.1 million, or 4.6%, to $25.1 million at June 30, 2002 from $24.0 million at December 31, 2001. The increase in the allowance for loan losses, through the provision for loan losses, reflected the overall growth of the loan portfolio, the level of delinquent and non-performing loans and the slow economic conditions during the first six months of 2002.

         Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $2.0 million, or 12.8%, to $17.6 million at June 30, 2002 from $15.6 million at December 31, 2001. The increase in the dollar amount of our non-performing loans, which was primarily in our purchased loan portfolio, was due to the overall growth of loans and slow economic conditions during the first six months of 2002. The ratio of non-performing loans to total loans was 0.26% at June 30, 2002 and December 31, 2001. The ratio of the allowance for loan losses to non-performing loans was 142.28% at June 30, 2002 compared with 153.44% at December 31, 2001. The ratio of the allowance for loan losses to total loans was 0.37% at June 30, 2002 compared with 0.40% at December 31, 2001. The decrease in the ratio of the allowance for loan losses to non-performing loans and the decrease in the ratio of the allowance for loan losses to total loans was due to the allowance for loan losses, through the provision for loan losses, growing at a lesser rate than the percentage growth in non-performing loans and total loans due to low net charge-offs.

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

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, was $1.3 million and $1.2 million, respectively, for the three-month periods ended June 30, 2002 and 2001.

         Non-Interest Expense. Total non-interest expense increased $2.6 million, or 12.7%, to $23.1 million for the quarter ended June 30, 2002 from $20.5 million for the quarter ended June 30, 2001. The increase was primarily due to an increase in salaries and employee benefits of $2.1 million, or 16.3%, to $15.0 million for the second quarter of 2002 from $12.9 million for the corresponding 2001 period. The increase in salaries and employee benefits reflected routine salary increases and senior level promotions, increases in stock-related compensation plans and increases in pension expense. Certain of the stock-related plans are based on the average market price of our common stock in accordance with the provisions of Statement of Position 93-6, "Employer Accounting for Employee Stock Ownership Plans." Other expenses increased $0.3 million primarily due to increases in expenses related to new marketing initiatives.

         Our efficiency ratio, determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 23.39% for the second quarter of 2002 compared with 29.76% for the second quarter of 2001. Our ratio of annualized non-interest expense to average assets for the second quarter of 2002 was 0.74% compared with 0.84% for the second quarter of 2001.

         Income Taxes. Income tax expense increased $9.8 million, or 57.3%, to $26.9 million for the three-month period ended June 30, 2002 from $17.1 million for the corresponding 2001 period. This increase was primarily due to the $27.0 million increase in income before income tax expense. Our

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


effective tax rate for the second quarter of 2002 was 35.80% compared with 35.56% for the second quarter of 2001.

         In July 2002, the New Jersey State Legislature passed the Business Tax Reform Act. We estimate that this new legislation, which is retroactive to January 1, 2002, will increase our annual effective tax rate to approximately 37.3% for 2002. The "catch-up" adjustment in income tax expense for the first six months of 2002 will be included in the quarter ending September 30, 2002 as required by accounting principles generally accepted in the United States of America. Due to this accounting treatment, our effective tax rate for the third quarter of 2002 will be slightly higher than the overall effective tax rate for the year 2002.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         General. Net income was $91.8 million for the six-month period ended June 30, 2002, an increase of $30.2 million, or 49.0%, compared with net income of $61.6 million for the corresponding prior year period. Basic and diluted earnings per common share were $0.49 and $0.48, respectively, for the six-month period ended June 30, 2002 compared with basic and diluted earnings per share of $0.31 and $0.30, respectively, for the six-month period ended June 30, 2001. For the six-month period ended June 30, 2002 our annualized return on average stockholders' equity was 14.16% compared with 8.95% for the six-month period ended June 30, 2001. Our annualized return on average assets for the first six months of 2002 was 1.50% compared with 1.28% for the first six months of 2001. These increases reflected our improved profitability due to the declining interest rate environment experienced during 2001 and the resulting low interest rate environment that has continued through the first six months of 2002.

         During 2001, the Federal Open Market Committee reduced the federal funds rate on eleven successive occasions by a total of 475 basis points. These reductions, along with the economic recession experienced during 2001, have created a significantly different interest rate environment than that which existed at the beginning of 2001. General market interest rates, particularly on short-term maturities, decreased during 2001 as the overall yield curve steepened. The Federal Open Market Committee has neither reduced nor increased the federal funds rate in 2002 and the overall interest rate structure and yield curve have remained relatively stable during the first six months of this year. A decreasing rate environment can be beneficial to our net interest income as our interest-bearing liabilities generally reprice faster than our interest-earning assets. A steepening yield curve is where the spread between long-term interest rates and short-term interest rates widens. A steep yield curve can also be beneficial to our net interest income as our interest-bearing liabilities generally are priced based on short-term market rates while our mortgage loan products, particularly those with initial terms to maturity or repricing greater than one year, generally are priced based on long-term market rates. In the low interest rate environment that continued through the first six months of 2002, our annualized net interest rate spread increased 71 basis points to 2.64% for the first six months of 2002 from 1.93% for the first six months 2001.

         Interest and Dividend Income. Total interest and dividend income increased $50.2 million, or 15.0%, to $385.1 million for the six-month period ended June 30, 2002 compared with $334.9 million for the corresponding 2001 period. The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $2.52 billion, or 26.6%, to $11.99 billion for the six-month period ended June 30, 2002 compared with $9.47 billion for the six-month period ended June 30, 2001. This increase was due in part to a $1.30 billion, or 26.6%, increase in the average balance of first mortgage loans, net to $6.18 billion for the six-month period ended June 30, 2002 compared with $4.88

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


billion for the corresponding 2001 period. The average balance of mortgage-backed securities increased $1.64 billion, or 45.2%, to $5.27 billion for the six-month period ended June 30, 2002 compared with $3.63 billion for the corresponding 2001 period. These increases were offset in part by a decrease in the average balance of investment securities for the six-month period ended June 30, 2002 of $402.2 million, or 68.0%, to $189.4 million from $591.6 million for the corresponding 2001 period.

         The above increases in the average balances of first mortgage loans and mortgage-backed securities reflected internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans, while purchasing mortgage-backed securities to supplement loan originations and purchases, and assist in the management of interest rate risk. The growth in the average balance of mortgage-backed securities and the decline in the average balance of investment securities reflected, in part, the calls of investment securities during 2001 due to the low interest rate environment and the reinvestment of the proceeds of those calls in mortgage-backed securities. The growth in the average balance of mortgage-backed securities also reflected the investment of excess cash flows into mortgage-backed securities, which supplemented loan originations and purchases. Although the increase in the average balance of loans was somewhat less than the increase in the average balance of mortgage-backed securities, the impact of the loan growth was more significant in terms of interest income because our first mortgage loans are generally higher yielding assets than our mortgage-backed securities. The increase in the average balance of FHLB stock of $12.0 million reflected the increase in the amount of FHLB stock required to be held by us.

         The impact on interest income due to the growth in the average balance of interest-earning assets, was partially offset by a 65 basis point decrease in the annualized average yield on interest-earning assets to 6.43% for the six-month period ended June 30, 2002 from 7.08% for the six-month period ended June 30, 2001. The annualized average yield on first mortgage loans, net decreased 40 basis points to 7.01% for the six-month period ended June 30, 2002 from 7.41% for the corresponding 2001 period. The annualized average yield on mortgage-backed securities decreased 95 basis points to 5.87% for the six-month period ended June 30, 2002 from 6.82% for the corresponding 2001 period.

         The decrease in the annualized average yield on first mortgage loans reflected the large volume of loan originations and purchases during the low interest rate environment of 2001 and the first six months of 2002. The decrease in the annualized average yield on mortgage-backed securities reflected the large volume of purchases, and the downward repricing of our variable-rate securities, during the low interest rate environment of 2001 and the first six months of 2002. If market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits, which have limited the extent our variable-rate securities may have adjusted in prior periods.

         Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, decreased $4.1 million, or 2.0%, to $196.3 million for the six-month period ended June 30, 2002 from $200.4 million for the six-month period ended June 30, 2001. Interest expense on borrowed funds increased $21.0 million, or 48.7%, to $64.1 million for the six-month period ended June 30, 2002 from $43.1 million for the corresponding 2001 period, while interest expense on deposits decreased $25.1 million, or 16.0%, to $132.2 million for the six-month period ended June 30, 2002 from $157.3 million for the corresponding 2001 period. The decrease in total interest expense reflected the impact of a 136 basis point decrease in the annualized average cost of interest-bearing liabilities to 3.79% for the six-month period ended June 30, 2002 from 5.15% for the corresponding 2001 period, offset by an increase in the average balance of interest-bearing liabilities of $2.59 billion, or 33.0%, to $10.44 billion

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


for the six-month period ended June 30, 2002 from $7.85 billion for the six-month period ended June 30, 2001.

         The increase in interest expense on borrowed funds was primarily due to a $1.11 billion, or 75.0%, increase in the average balance of borrowed funds to $2.59 billion for the six-month period ended June 30, 2002 from $1.48 billion for the corresponding 2001 period. The impact on interest expense on borrowed funds due to the increase in the average balance of borrowed funds was offset, in part, by a 89 basis point decrease in the annualized average cost of borrowed funds to 4.99% for the first six months of 2002 from 5.88% for the first six months of 2001.

         The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management and growth strategies. The use of long-term borrowed funds has allowed us to better manage our interest rate risk by matching long-term assets with long-term liabilities. Borrowing long-term in the prevailing interest rate environment should also allow us to better control interest expense in future periods. The decrease in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2001 and the first six months of 2002. It also reflected the maturing of higher costing short-term borrowed funds and the subsequent refinancing with long-term borrowings during the low interest rate environment of 2001.

         The $25.1 million decrease in interest expense on deposits was primarily due to a 157 basis point decrease in the annualized average cost of interest-bearing deposits to 3.40% for the six-month period ended June 30, 2002 from 4.97% during the corresponding 2001 period. The decrease in the annualized average cost of interest-bearing deposits was primarily due to a 194 basis point decrease in the annualized average cost of our time deposits to 3.72% for the first six months of 2002 from 5.66% for the first six months of 2001. The annualized average cost of interest-bearing demand accounts increased due to the introduction during the second quarter of 2002 of our 3% interest-bearing High Value Checking account. The decrease in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2001 and the first six months of 2002. The impact on the annualized average cost of interest-bearing liabilities due to decreases in interest rates may not be as favorable in future periods as short-term market rates have stabilized during 2002.

         The impact on interest expense on deposits due to the decrease in the annualized average cost of interest-bearing deposits was offset, in part, by a $1.47 billion, or 23.0%, increase in the average balance of interest-bearing deposits to $7.85 billion for the six-month period ended June 30, 2002 from $6.38 billion for the corresponding 2001 period. The increase in the average balance of interest-bearing deposits occurred primarily in the average balance of time deposits, which increased $1.23 billion, or 24.3%, to $6.30 billion for the first six months of 2002 from $5.07 billion for the first six months of 2001. When comparing the first six months of 2002 to the first six months of 2001, the average balance of money market accounts increased $121.1 million, the average balance of savings accounts increased $91.1 million, and the average balance of interest-bearing demand deposits, including our new interest-bearing High Value Checking account, increased $38.0 million. We believe the increase in interest-bearing deposits was due, in part, to our consistent offering of competitive rates on our time deposit products, promotions for our High Value Checking account and to cash inflows due to the current volatility in the equity markets.

         Net Interest Income. Net interest income increased $54.3 million, or 40.4%, to $188.8 million for the six-month period

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


ended June 30, 2002 compared with $134.5 million for the six-month period ended June 30, 2001. This increase primarily reflected our planned balance sheet growth, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the improved net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, increased 71 basis points to 2.64% for the six-month period ended June 30, 2002 from 1.93% for the corresponding 2001 period. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, increased 31 basis points to 3.12% for the six-month period ended June 30, 2002 from 2.81% for the corresponding 2001 period. The increases in these ratios were primarily due to the declining interest rate environment experienced during 2001 and the resulting low interest rate environment that has continued through the first six months of 2002, and the fact that our interest-bearing liabilities repriced faster than our interest-earning assets in the declining interest rate environment.

         Provision for Loan Losses. Our provision for loan losses for the six-month period ended June 30, 2002 was $1.05 million, an increase of $150,000, or 16.7%, compared with $900,000 for the six-month period ended June 30, 2001. Net charge-offs for the first six months of 2002 were $5,000 compared with net charge-offs of $8,000 for the first six months of 2001. The increase in the allowance for loan losses, through the provision for loan losses, reflected the overall growth of the loan portfolio, the level of delinquent and non-performing loans and the slow economic conditions during the first six months of 2002.

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

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, was $2.4 million and $2.3 million, respectively, for the six-month periods ended June 30, 2002 and 2001.

         Non-Interest Expense. Total non-interest expense increased $7.0 million, or 17.4%, to $47.2 million for the six-month period ended June 30, 2002 from $40.2 million for the six-month period ended June 30, 2001. The increase was primarily due to an increase in salaries and employee benefits of $5.4 million, or 20.9%, to $31.2 million for the six-month period ended June 30, 2002 from $25.8 million for the corresponding 2001 period. The increase in salaries and employee benefits reflected routine salary increases and senior level promotions, increases in stock-related compensation plans and increases in pension expense. Certain of the stock-related plans are based on the average market price of our common stock in accordance with the provisions of Statement of Position 93-6, "Employer Accounting for Employee Stock Ownership Plans." Other expenses increased $1.3 million, or 20.0%, to $7.8 million for the six-month period ended June 30, 2002 compared with $6.5 million for the corresponding 2001 period, primarily due to increases in expenses related to a greater volume of loan production and new marketing initiatives.

         Our efficiency ratio, determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 24.71% for the first six months of 2002 compared with 29.42% for the first six months of 2001. Our ratio of annualized non-interest expense to average assets for the first six months of 2002 was 0.77% compared with 0.83% for the first six months of 2001.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


         Income Taxes. Income tax expense increased $17.0 million, or 49.9%, to $51.1 million for the six-month period ended June 30, 2002 from $34.1 million for the corresponding 2001 period. This increase was primarily due to the $47.2 million increase in income before income tax expense. Our effective tax rate for the first six months of 2002 was 35.79% compared with 35.60% for the first six months of 2001.

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

         Principal repayments on loans were $947.0 million during the first six months of 2002 compared with $492.0 million for the corresponding 2001 period. Principal payments received on mortgage-backed securities totaled $893.2 million during the first six months of 2002 compared to $729.5 million during the corresponding 2001 period. The increase in payments on loans and mortgage-backed securities reflected the low market interest rate environment during 2001 and the first six months of 2002, which caused an increase in prepayment activity when compared with the prior corresponding periods. The increase also reflected the growth in those portfolios, thus a larger base from which to receive payments. Maturities and calls of investment securities totaled $25.7 million during the first six months of 2002 compared with maturities and calls of $640.6 million during the corresponding 2001 period. The higher amount of calls during the first six months of 2001 was due to the declining interest rate environment that began early in 2001 and the large balance of callable investment securities held at the beginning of 2001 compared with the amount of callable investment securities held at the beginning of 2002.

         For the six-month periods ended June 30, 2002 and 2001, we borrowed funds of $800.0 million and $750.0 million, respectively. The $800.0 million of new long-term borrowed funds consisted of 10-year terms with one-time call options of between 3 and 5 years from the borrowing date. There were no principal payments on borrowed funds during the first six months of 2002, but there were $250.0 million of principal payments during the corresponding 2001 period.

         The $800.0 million increase in borrowed funds during the first six months of 2002 funded asset growth and generated additional earnings through a positive interest rate spread. The use of long-term

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


borrowed funds has allowed us to better manage our interest rate risk by matching long-term assets with long-term liabilities. Borrowing long-term funds in this low interest rate environment should also allow us to better control interest expense in future periods. At June 30, 2002, there were $50.0 million of borrowed funds scheduled to mature within one year.

         Total deposits increased $624.5 million during the first six months of 2002 compared with an increase of $307.0 million during the first six months of 2001. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, and other factors. We believe the increase in interest-bearing deposits was due, in part, to our consistent offering of competitive rates on our time deposit products, promotions for our high Value Checking account and to cash inflows due to the current volatility in the equity markets. Time deposit accounts scheduled to mature within one year were $5.82 billion at June 30, 2002. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

         Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. We originated and purchased total loans of approximately $1.01 billion and $677.5 million, respectively, during the first six months of 2002 compared with $751.6 million and $257.5 million, respectively, during the corresponding 2001 period. The increase was primarily due to the low market interest rate environment during 2001 and the first six months of 2002, which caused an increase in prepayments and loan refinancings. Additionally, to supplement our loan originations, we purchased a higher volume of first mortgage loans than in previous periods.

         Purchases of mortgage-backed securities during the first six months of 2002 were $1.41 billion compared with $1.58 billion during the first six months of 2001. The volume of purchases of mortgage-backed securities was related to the increase in prepayment activity due to the low market interest rate environment during 2001 and the first six months of 2002 and the growth strategies employed by us during these periods. The slight decrease in mortgage-backed securities purchases is due to the large volume of purchases during the first six months of 2001 due to the calls of investment securities during that period. During the first six months of 2002, we purchased $122.4 million of investment securities. There were no such purchases of investment securities during the first six months of 2001. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During the first six months of 2002, we purchased $23.9 million of FHLB common stock compared with purchases of $7.5 million during the first six months of 2001. The purchases in 2002 bring our total investment in FHLB stock to $105.0 million, the amount we are currently required to hold.

         During the first six months of 2002, our recognition and retention plan purchased 100,580 shares of common stock at an aggregate cost of $1.9 million. 167,900 shares were awarded to plan participants during the first six months of 2002. As of June 30, 2002 we had 65,316 shares purchased and unallocated for the recognition and retention plan.

         Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first six months of 2002, we purchased 4,940,772 dividend-adjusted shares of our common stock at an aggregate cost of $89.3 million. During the first six months of 2001, we purchased

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


19,460,200 million dividend-adjusted shares of our common stock at an aggregate cost of $198.4 million. At June 30, 2002, there were 4,622,496 shares remaining to be repurchased under the existing stock repurchase program.

         At June 30, 2002, Hudson City Savings had outstanding loan commitments to borrowers of approximately $186.9 million, commitments to purchase loans of approximately $142.1 million and available home equity and overdraft lines of credit of approximately $79.3 million. We anticipate we will have sufficient funds available to meet our current commitments in the normal course of business.

         Cash dividends declared and paid during the first six months of 2002 were $30.6 million compared with $21.6 million during the first six months of 2001. The dividend pay-out ratio for the six-month periods ended June 30, 2002 and 2001 was 31.63% and 34.43%, respectively. On July 16, 2002, the Board of Directors declared a quarterly cash dividend of nine cents ($0.09) per common share. The dividend is payable on September 3, 2002 to stockholders of record at the close of business on August 9, 2002. We anticipate we will have sufficient funds available to meet our dividend payment obligation.

         We opened one new branch during the first six months of 2002 in Midland Park, NJ. We also purchased, for future use, an office building near our corporate headquarters at a cost of approximately $2.8 million. We do not anticipate any other material capital expenditures nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

         At June 30, 2002, we exceeded each of the applicable regulatory capital requirements of the Federal Reserve Bank and the Federal Deposit Insurance Corporation. The following table presents the regulatory ratios of Hudson City Savings Bank and Hudson City Bancorp.



                                                                          REGULATORY REQUIREMENTS
                                                           -------------------------------------------------------
                                   ACTUAL AT                   MINIMUM CAPITAL                CLASSIFICATION AS
                                 JUNE 30, 2002                    ADEQUACY                    WELL-CAPITALIZED
                           -----------------------         -----------------------         -----------------------
                             AMOUNT          RATIO           AMOUNT          RATIO           AMOUNT          RATIO
                             ------          -----           ------          -----           ------          -----
                                                            (DOLLARS IN THOUSANDS)
Bank
Leverage (Tier 1)
       Capital ....        $1,196,471         9.54%        $  501,732         4.00%        $  627,165         5.00%


Risk-based capital:
       Tier 1 .....         1,196,471        27.98            171,042         4.00            256,563         6.00
       Total ......         1,221,526        28.57            342,084         8.00            427,605        10.00


Bancorp
Leverage (Tier 1)
       Capital ....        $1,265,963        10.09%        $  501,755         4.00%        $  627,193         5.00%


Risk-based capital:
       Tier 1 .....         1,265,963        29.61            171,043         4.00            256,564         6.00
       Total ......         1,291,018        30.19            342,086         8.00            427,607        10.00

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


CRITICAL ACCOUNTING POLICIES

         Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2001, included in our Annual Report on Form 10-K for the year ended December 31, 2001, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and this report, contains a summary of our significant account policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

         Quantitative and qualitative disclosure about market risk is presented as of December 31, 2001 in Hudson City Bancorp's Annual Report on Form 10-K. The following is an update of the discussion provided therein.

         General. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, substantially located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2002 and did not have any such hedging transactions in place at June 30, 2002. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

         Interest Rate Risk Compliance. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2001. The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2002. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

                                                                                              PRESENT VALUE OF EQUITY
                                                                                               AS PERCENT OF PRESENT
                                           PRESENT VALUE OF EQUITY                                VALUE OF ASSETS
                              --------------------------------------------------            ----------------------------
          CHANGE IN              DOLLAR               DOLLAR              PERCENT             PRESENT            PERCENT
        INTEREST RATES           AMOUNT               CHANGE              CHANGE            VALUE RATIO          CHANGE
        --------------        -------------        ------------           -------           -----------          -------
        (BASIS POINTS)                            (DOLLARS IN THOUSANDS)

              200             $   1,046,225        $   (572,146)          (35.35)%              8.61%            (30.40)%
              150                 1,218,839            (399,532)          (24.69)               9.83             (20.53)
              100                 1,364,860            (253,511)          (15.66)              10.80             (12.69)
               50                 1,511,732            (106,639)           (6.59)              11.74              (5.09)
                0                 1,618,371                   -                -               12.37                  -
              (50)                1,617,557                (814)           (0.05)              12.26              (0.89)
             (100)                1,515,326            (103,045)           (6.37)              11.46              (7.36)
             (150)                1,431,448            (186,923)          (11.55)              10.77             (12.93)
             (200)                1,327,638            (290,733)          (17.96)               9.94             (19.64)

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


         At December 31, 2001, the percent change in the present value of equity in the 200 basis point increase scenario was negative 35.67% and in the 100 basis point decrease scenario it was positive 3.16% compared with the table above. The overall decrease in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios were primarily due to the growth of our fixed-rate mortgage loan and mortgage-backed security portfolios. The overall decrease in the present value of equity and the percent change in the present value of equity in the decreasing rate scenarios were primarily due to the growth of our fixed-rate borrowed funds in this low interest rate environment. We believe the 150 and 200 basis point decrease scenarios presented above, may not be meaningful given the prevailing low market interest rate environment.

         Our current policy sets a maximum percent change in the present value of equity at 55% from the current, or zero basis point scenario, present value of equity, given an instantaneous and parallel increase or decrease of 200 basis points. Due to our high level of present value of equity as a percent of the present value of assets in the zero basis point scenario, the maximum percent change was increased in 2002 to 55% from 40% at year end to allow for more flexibility in managing our asset/liability mix.

         GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002, which we anticipate to reprice or mature in each of the future time periods shown. We have excluded non-accrual loans of $8,073,000 from the table. The interest-bearing High Value Checking account, introduced during the second quarter of 2002, is reported in the interest-bearing demand totals using decay rates of: 12.5% in less than six months, 12.5% in six months to one year, 25% in one year to two years, 25% in two years to three years and 25% in three years to five years. These initial decay rates are based on our initial assessment of the volatility of the product given its current interest rate in relation to the overall market interest rate environment. These initial decay rates will be monitored closely and adjusted as required in future periods.

         The cumulative one-year gap as a percent of total assets was negative 13.4% at June 30, 2002 compared with negative 14.3% at December 31, 2001. The decrease in our negative one-year gap position was primarily due to the overall growth in our assets during the first six months of 2002 and the continued use of long-term borrowed funds as a funding source, creating a more positive asset/liability mix.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q


                                                                       AT JUNE 30, 2002
                                     -----------------------------------------------------------------------------------------------
                                                                                   MORE THAN    MORE THAN
                                                     MORE THAN      MORE THAN      TWO YEARS   THREE YEARS
                                      SIX MONTHS    SIX MONTHS     ONE YEAR TO     TO THREE      TO FIVE     MORE THAN
                                       OR LESS      TO ONE YEAR     TWO YEARS       YEARS         YEARS      FIVE YEARS    TOTAL
                                     -----------    -----------    -----------    -----------  -----------  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
      First mortgage loans ........  $   741,341    $   733,441    $ 1,064,696    $   862,915  $   844,647  $ 2,308,179  $ 6,555,219
      Consumer and other loans ....       33,662            659          2,574          4,150       14,589       86,011      141,645
      Federal funds sold ..........       40,200             --             --             --           --           --       40,200
      Mortgage-backed securities ..    1,324,516      1,527,020        847,285        455,634      343,682    1,020,185    5,518,322
      FHLB  stock .................      105,000             --             --             --           --           --      105,000
      Investment securities .......       10,000            146             --            230          170      256,620      267,166
                                       ---------      ---------      ---------      ---------    ---------    ---------   ----------
         Total interest-earning
           assets . ...............    2,254,719      2,261,266      1,914,555      1,322,929    1,203,088    3,670,995   12,627,552
                                       ---------      ---------      ---------      ---------    ---------    ---------   ----------
Interest-bearing liabilities:
      Savings accounts ............       26,314         22,246        219,777        263,733      175,822      175,822      883,714
      Interest-bearing demand
               accounts .                 21,946         21,948         63,702         68,653       58,751       19,806      254,806
      Money market accounts .......      136,047        136,048        150,520        153,735       12,864       12,864      602,078
      Time deposits ...............    4,593,860      1,229,884        460,974         63,045       46,133           --    6,393,896
      Borrowed funds ..............           --         50,000         50,000             --      200,000    2,650,000    2,950,000
                                       ---------      ---------      ---------      ---------    ---------    ---------   ----------
         Total interest-bearing
         liabilities ..............    4,778,167      1,460,126        944,973        549,166      493,570    2,858,492   11,084,494
                                       ---------      ---------      ---------      ---------    ---------    ---------   ----------

Interest rate sensitivity gap .....  $(2,523,448)   $   801,140    $   969,582    $   773,763  $   709,518  $   812,503  $ 1,543,058
                                       =========      =========      =========      =========    =========    =========   ==========


Cumulative interest rate
               sensitivity Gap ....  $(2,523,448)   $(1,722,308)   $  (752,726)   $    21,037  $   730,555  $ 1,543,058
                                       =========      =========      =========      =========    =========    =========


Cumulative interest rate
         sensitivity gap as a
         percent of total assets ..      (19.65)%       (13.41)%        (5.86)%        0.16%        5.69%       12.02%

Cumulative interest-earning assets
         as a percent of
         interest-bearing
         liabilities ..............        47.19%         72.39%         89.52%       100.27%      108.88%      113.92%

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

Item 2. - Changes in Securities and Use of Proceeds
         Not applicable.

Item 3. - Defaults Upon Senior Securities
         Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

         On May 10, 2002, the annual meeting of stockholders of Hudson City Bancorp, Inc. was held to consider and vote on certain matters. The results are indicated below.

         Proposal 1 - Election of four directors for terms of three years each.

         Votes cast for Verne S. Atwater:

                     For:                   93,018,820
                     Withheld:                 168,564

         Votes cast for Ronald E. Hermance, Jr.:

                     For:                   93,077,786
                     Withheld:                 109,598

         Votes cast for John W. Klie:

                     For:                   93,018,980
                     Withheld:                 168,404

         Votes cast for Arthur V. Wynne, Jr.:

                     For:                   93,077,223
                     Withheld:                 110,161

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


Proposal 2 - Ratification of the appointment of KPMG LLP as Hudson City Bancorp's independent auditors for the year ending December 31, 2002.

                   For:                     92,901,444
                   Against:                    105,695
                   Abstain:                    180,245

There were no broker held non-voted shares represented at the meeting with respect to the above matters.

Item 5. - Other Information
         Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibit 99.1: Statement furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

         (b) Hudson City Bancorp, Inc. filed two reports on Form 8-K during the second quarter of 2002. The first was filed April 16, 2002 describing the 100% stock dividend, having the effect of a two-for-one stock split, declared by the Company. The filing contained, as an exhibit, the press release dated April 16, 2002 describing the stock dividend and first quarter 2002 earnings.

             The second report on Form 8-K was filed May 10, 2002 regarding the "State of the Company" presentation that was made during the Annual Meeting of Shareholders of Hudson City Bancorp. The filing contained, as an exhibit, the text of the slides used during this presentation.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Hudson City Bancorp, Inc.



Date:  August 9, 2002                     By: /s/  Ronald E. Hermance, Jr.
                                              -------------------------------
                                              Ronald E. Hermance, Jr.
                                              President and Chief Executive
                                              Officer (principal executive
                                              officer)



Date:  August 9, 2002                     By: /s/  Denis J. Salamone
                                              -------------------------------
                                              Denis J. Salamone
                                              Senior Executive Vice President
                                              and Chief Operating Officer
                                              (principal financial and
                                              accounting officer)