Form 10-Q
period 2002-09-30
HUDSON CITY BANCORP INC
filed 2002-11-14
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: SEPTEMBER 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________


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

                                  (201)967-1900
                           --------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  [ X ]          No  [   ]


         As of November 8, 2002, the registrant had 192,472,258 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant's mutual holding company, and 69,895,658 shares were held by the public and directors, officers and employees of the registrant.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                               Contents of Report

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I -  FINANCIAL INFORMATION
          Item 1. - Financial Statements

                    Consolidated Statements of Financial Condition -
                    September 30, 2002 (Unaudited) and December 31, 2001 .....................       3

                    Consolidated Statements of Income (Unaudited) - For the three and nine
                    months ended September 30, 2002 and 2001 .................................       4

                    Consolidated Statements of Cash Flows (Unaudited) - For the nine months
                    ended September 30, 2002 and 2001 ........................................       5

                    Notes to Consolidated Financial Statements ...............................       6

          Item 2. - Management's Discussion and Analysis of Financial Condition and Results of
          Operations .........................................................................      10

          Item 3. - Quantitative and Qualitative Disclosures About Market Risk ...............      27

          Item 4. - Controls and Procedures ..................................................      31

PART II - OTHER INFORMATION

          Item 1. - Legal Proceedings ........................................................      32

          Item 2. - Changes in Securities and Use of Proceeds ................................      32

          Item 3. - Defaults Upon Senior Securities ..........................................      32

          Item 4. - Submission of Matters to a Vote of Security Holders ......................      32

          Item 5. - Other Information ........................................................      32

          Item 6. - Exhibits and Reports on Form 8-K .........................................      32


SIGNATURES ...................................................................................      33

CERTIFICATION OF DISCLOSURE OF RONALD E. HERMANCE, JR ........................................      34

CERTIFICATION OF DISCLOSURE OF DENIS J. SALAMONE .............................................      35

EXHIBIT

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

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                       2002               2001
                                                                                  ------------       ------------
                                                                                   (UNAUDITED)
                                                                                          (IN THOUSANDS)
ASSETS
Cash and due from banks ....................................................      $    125,553       $     84,214
Federal funds sold .........................................................            51,000             17,600
                                                                                  ------------       ------------
                Total cash and cash equivalents ............................           176,553            101,814
Investment securities held to maturity, market value of $1,511 at
       September 30, 2002 and $1,474 at December 31, 2001 ..................             1,406              1,441

Investment securities available for sale, at market value ..................           540,867            167,427
Federal Home Loan Bank of New York stock ...................................           107,500             81,149
Mortgage-backed securities held to maturity, market value of $4,533,614
       at September 30, 2002 and $4,530,692 at December 31, 2001 ...........         4,444,229          4,478,488
Mortgage-backed securities available for sale, at market value .............         1,094,646            530,690
Loans ......................................................................         6,723,973          5,968,171
       Less:
           Deferred loan fees ..............................................            11,118             12,060
           Allowance for loan losses .......................................            25,279             24,010
                                                                                  ------------       ------------
                Net loans ..................................................         6,687,576          5,932,101
Foreclosed real estate, net ................................................             1,212                250
Accrued interest receivable ................................................            67,758             61,808
Banking premises and equipment, net ........................................            33,515             31,363
Other assets ...............................................................            39,864             40,237
                                                                                  ------------       ------------
                Total Assets ...............................................      $ 13,195,126       $ 11,426,768
                                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Interest-bearing ....................................................      $  8,412,637       $  7,537,103
       Noninterest-bearing .................................................           407,699            375,659
                                                                                  ------------       ------------
                Total deposits .............................................         8,820,336          7,912,762

Borrowed funds .............................................................         3,000,000          2,150,000

Accrued expenses and other liabilities .....................................            81,775             75,270
                                                                                  ------------       ------------
                Total liabilities ..........................................        11,902,111         10,138,032
                                                                                  ------------       ------------

Common stock, $0.01 par value, 800,000,000 shares authorized; 231,276,600 shares issued, 193,061,458 shares outstanding at September  30, 2002,
       198,317,400 shares outstanding at December 31, 2001 (note 1) ........             2,313              2,313

Additional paid-in capital .................................................           526,108            526,855

Retained earnings (notes 1 and 4) ..........................................         1,266,354          1,171,007

Treasury stock, at cost; 38,215,142 shares at September 30, 2002 and
       32,959,200 shares at December 31, 2001 ..............................          (440,564)          (340,716)

Unallocated common stock held by the employee stock ownership plan .........           (51,965)           (53,435)

Unearned common stock held by the recognition and retention plan ...........           (18,079)           (22,132)

Accumulated other comprehensive income, net of tax .........................             8,848              4,844
                                                                                  ------------       ------------
                Total stockholders' equity .................................         1,293,015          1,288,736
                                                                                  ------------       ------------
                Total Liabilities and Stockholders' Equity .................      $ 13,195,126       $ 11,426,768
                                                                                  ============       ============

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                               -----------------------------     -----------------------------
                                                                   2002             2001             2002             2001
                                                               ------------     ------------     ------------     ------------
                                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
Interest and Dividend Income:
      Interest and fees on first mortgage loans ..........     $    114,128     $     98,368     $    330,922     $    279,299
      Interest and fees on consumer and other loans ......            2,526            3,013            7,693            9,060
      Interest on mortgage-backed securities held to
        maturity .........................................           64,925           63,740          202,330          187,036
      Interest on mortgage-backed securities available for
        sale .............................................           11,520            2,762           28,808            3,288
      Interest on investment securities held to maturity:
          Taxable ........................................               17               18               51               52
          Exempt from federal taxes ......................                5                5               16               17
      Interest on investment securities available
           for sale-taxable ..............................            5,456            3,476           11,051           21,972
      Dividends on Federal Home Loan Bank
           of New York stock .............................              916            1,102            2,787            3,573
      Interest on federal funds sold .....................              845            1,413            1,756            4,528
                                                               ------------     ------------     ------------     ------------
             Total interest and dividend income ..........          200,338          173,897          585,414          508,825
                                                               ------------     ------------     ------------     ------------
Interest Expense:
      Interest on deposits ...............................           63,619           75,630          195,835          232,890
      Interest on borrowed funds .........................           36,815           26,481          100,912           69,626
                                                               ------------     ------------     ------------     ------------
             Total interest expense ......................          100,434          102,111          296,747          302,516
                                                               ------------     ------------     ------------     ------------
                Net interest income ......................           99,904           71,786          288,667          206,309
Provision for Loan Losses ................................              225              450            1,275            1,350
                Net interest income after provision            ------------     ------------     ------------     ------------
                     for loan losses .....................           99,679           71,336          287,392          204,959
                                                               ------------     ------------     ------------     ------------
Non-Interest Income:
      Service charges and other income ...................            1,366            1,214            3,794            3,486
                                                               ------------     ------------     ------------     ------------
             Total non-interest income ...................            1,366            1,214            3,794            3,486
                                                               ------------     ------------     ------------     ------------
Non-Interest Expense:
      Salaries and employee benefits .....................           14,313           13,425           45,495           39,248
      Net occupancy expense ..............................            3,427            3,588           10,419           10,396
      Federal deposit insurance assessment ...............              357              320            1,051              966
      Computer and related services ......................              284              300              891              780
      Other expense ......................................            4,582            3,504           12,345            9,987
                                                               ------------     ------------     ------------     ------------
             Total non-interest expense ..................           22,963           21,137           70,201           61,377
                                                               ------------     ------------     ------------     ------------
                Income before income tax expense .........           78,082           51,413          220,985          147,068
Income Tax Expense .......................................           28,464           17,886           79,607           51,943
                                                               ------------     ------------     ------------     ------------
                Net income ...............................     $     49,618     $     33,527     $    141,378     $     95,125
                                                               ============     ============     ============     ============
Basic Earnings Per Share .................................     $       0.27     $       0.18     $       0.76     $       0.48
                                                               ============     ============     ============     ============
Diluted Earnings Per Share ...............................     $       0.26     $       0.17     $       0.74     $       0.47
                                                               ============     ============     ============     ============

Weighted Average Number of Common Shares Outstanding:
                Basic ....................................      183,669,980      191,473,584      185,612,422      198,373,608
                Diluted ..................................      189,016,698      195,237,766      191,077,444      201,487,294


See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FOR THE NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         2002             2001
                                                                                     -----------      -----------
                                                                                             (IN THOUSANDS)
Cash Flows from Operating Activities:
       Net income ..............................................................     $   141,378      $    95,125
       Adjustments to reconcile net income to net cash provided
       by operating activities:
             Depreciation, accretion and amortization expense ..................           9,412            3,145
             Provision for loan losses .........................................           1,275            1,350
             Allocation of stock for employee benefit plans ....................           9,424            6,399
             Deferred tax benefit ..............................................          (2,363)          (1,794)
             Net proceeds from sale of foreclosed real estate ..................             120              488
             Increase in accrued interest receivable ...........................          (5,950)          (1,174)
             Decrease in other assets ..........................................           2,248            4,035
             Increase in accrued expenses and other liabilities ................           6,505           29,624
                                                                                     -----------      -----------
Net Cash Provided by Operating Activities ......................................         162,049          137,198
                                                                                     -----------      -----------

Cash Flows from Investing Activities:
       Originations of loans ...................................................      (1,394,695)      (1,197,681)
       Purchases of loans ......................................................        (955,276)        (518,053)
       Payments on loans .......................................................       1,594,322          831,466
       Principal collection of mortgage-backed securities held to maturity .....       1,271,971        1,144,731
       Purchases of mortgage-backed securities held to maturity ................      (1,244,612)      (2,150,140)
       Principal collection of mortgage-backed securities available for sale ...         156,712           12,205
       Purchases of mortgage-backed securities available for sale ..............        (715,223)        (304,767)
       Proceeds from maturities and calls of investment securities held
         to maturity ...........................................................              35               40
       Proceeds from maturities and calls of investment securities available
         for sale ..............................................................         124,460          832,461
       Purchases of investment securities available for sale ...................        (498,802)         (91,624)
       Purchases of Federal Home Loan Bank of New York stock ...................         (26,351)          (7,520)
       Purchases of premises and equipment, net ................................          (4,932)          (2,578)
                                                                                     -----------      -----------
Net Cash Used in Investment Activities .........................................      (1,692,391)      (1,451,460)
                                                                                     -----------      -----------

Cash Flows from Financing Activities:
       Net increase in deposits ................................................         907,574          838,205
       Proceeds from borrowed funds ............................................         850,000        1,150,000
       Principal payments on borrowed funds ....................................              --         (400,000)
       Cash dividends paid .....................................................         (47,997)         (33,166)
       Purchases of stock by the recognition and retention plan ................          (1,854)          (1,163)
       Purchases of treasury stock .............................................        (107,915)        (258,473)
       Exercise of stock options ...............................................           5,273            1,662
                                                                                     -----------      -----------
Net Cash Provided by Financing Activities ......................................       1,605,081        1,297,065
                                                                                     -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents ...........................          74,739          (17,197)

Cash and Cash Equivalents at Beginning of Period ...............................         101,814          187,111
                                                                                     -----------      -----------

Cash and Cash Equivalents at End of Period .....................................     $   176,553      $   169,914
                                                                                     ===========      ===========

Supplemental Disclosures:
       Interest paid ...........................................................     $   292,478      $   296,335
                                                                                     ===========      ===========
       Income taxes paid .......................................................     $    81,477      $    31,651
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

         In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002.

         Capital accounts, share and per share data included in the consolidated financial statements and the notes thereto, and all such data at period-end dates and for periods prior to September 30, 2002, have been retroactively adjusted to reflect the 100 percent common stock dividend declared on April 16, 2002, having the effect of a two-for-one stock split. The 100% stock dividend was paid on June 17, 2002 to shareholders of record as of May 24, 2002.

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

         Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $1.1 million and $747,000 for the nine-month periods ended September 30, 2002 and 2001, respectively, did not result in cash receipts or cash payments.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

2. - COMPREHENSIVE INCOME

         Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized holding gains and losses on securities available for sale, net of tax.

         Total comprehensive income during the periods indicated is as follows.

                                                FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                               ---------------------     ---------------------
                                                 2002         2001         2002         2001
                                               --------     --------     --------     --------
                                                                 (IN THOUSANDS)
Net income ...............................     $ 49,618     $ 33,527     $141,378     $ 95,125
Other comprehensive income:
     Unrealized holding gain on securities
         available for sale, net of tax ..        1,580        3,325        4,004        6,840
                                               --------     --------     --------     --------
Total comprehensive income ...............     $ 51,198     $ 36,852     $145,382     $101,965
                                               ========     ========     ========     ========


3. - EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 ----------------------------------------------------------------------------
                                                 2002                                     2001
                                 ------------------------------------    ------------------------------------
                                                               PER                                      PER
                                                              SHARE                                    SHARE
                                  INCOME        SHARES        AMOUNT      INCOME        SHARES         AMOUNT
                                 --------      -------      ---------    --------      --------        ------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income ..................    $ 49,618                                $ 33,527
                                 ========                                ========

Basic earnings per share:
       Income available to
       common stockholders ..    $ 49,618      183,670      $ 0.27       $ 33,527       191,474        $ 0.18
                                                            ======                                     ======

Effect of dilutive common
       stock equivalents ....          --        5,347                         --         3,764
                                 --------     --------                   --------      --------

Diluted earnings per share:
       Income available to
       common stockholders ..    $ 49,618      189,017      $ 0.26       $ 33,527       195,238        $ 0.17
                                 ========     ========      ======       ========      ========        ======

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 ----------------------------------------------------------------------------
                                                 2002                                     2001
                                 ------------------------------------    ------------------------------------
                                                               PER                                      PER
                                                              SHARE                                    SHARE
                                  INCOME        SHARES        AMOUNT      INCOME        SHARES         AMOUNT
                                 --------      -------      ---------    --------      --------        ------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income...................    $141,378                                $ 95,125
                                 ========                                ========

Basic earnings per share:
       Income available to
       common stockholders..   $   141,378     185,612      $ 0.76       $ 95,125       198,374        $ 0.48
                                                            ======                                     ======

Effect of dilutive common
       stock equivalents.....          --        5,465                         --         3,113
                                 --------     --------                   --------      --------

Diluted earnings per share:
       Income available to
       common stockholders...    $141,378      191,077      $ 0.74       $ 95,125       201,487        $ 0.47
                                 ========     ========      ======       ========      ========        ======


4. - SUBSEQUENT EVENT

         On October 15, 2002, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of ten cents ($0.10) per common share outstanding. The dividend is payable on December 2, 2002 to stockholders of record at the close of business on November 8, 2002.


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

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9." This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The provision of SFAS No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

         SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of SFAS No. 147 are effective October 1, 2002. This Statement will not have any impact on our consolidated financial statements.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         During the first nine months of 2002, we continued to grow our operating subsidiary, Hudson City Savings Bank, primarily through our core investments of residential mortgage loans and mortgage-backed securities. Customer deposits and long-term borrowings funded the growth. In 2001, general market interest rates, particularly on short-term maturities, declined. The low short-term interest rate environment has remained relatively stable through the first nine months of 2002. Long-term market interest rates have continued to decline in 2002, thus flattening the market yield curve. Due to the low interest rate environment and our ability to grow our business with low costing interest-bearing liabilities, we have been able to increase our net interest income, interest rate spread and net interest margin during 2002.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

         Our total assets increased $1.77 billion, or 15.5%, to $13.20 billion at September 30, 2002 from $11.43 billion at December 31, 2001. This increase was generally reflected in increases in our primary investments of mortgage loans and mortgage-backed securities.

         Loans increased $755.8 million, or 12.7%, to $6.72 billion at September 30, 2002 from $5.97 billion at December 31, 2001. For the nine-month period ended September 30, 2002, we originated and purchased first mortgage loans of approximately $1.35 billion and $955.3 million, respectively, compared with $1.15 billion and $518.1 million, respectively, for the corresponding 2001 period. These originations and purchases were concentrated in one-to four-family mortgage loans and were primarily fixed-rate loans. Along with increased mortgage loan purchases as part of our growth strategy, the low market interest rate environment, which caused increased prepayments and loan refinancings, has accelerated our loan originations and purchases. The purchases were made pursuant to our wholesale loan purchase program established to supplement our retail loan originations. Purchased loans are subject to due diligence procedures, which include substantially the same underwriting standards used in our own loan origination process. Loan packages purchased include mortgage loans secured by properties located primarily in the northeastern quadrant of the United States. At September 30, 2002, fixed-rate mortgage loans accounted for 82.3% of our first mortgage loan portfolio compared with 72.2% at December 31, 2001. This percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice to the current market rate as would variable-rate loans.

         In 2002, due to the low interest rate environment, approximately $345 million of our loan originations were the result of refinancing of our existing mortgage loans. These refinancings of existing loans are included in total loan originations. Last year we began to allow certain customers to modify, for a fee, their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to a low interest rate environment. In general, all terms and conditions of the existing mortgage loan remain the same except the adjustment of the interest rate to the currently offered fixed-rate product with a similar term to maturity or to a reduced term at the request of the borrower. Modifications of existing mortgage loans during the first nine months of 2002 amounted to approximately $339 million. This total is not included in total loan originations.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         Mortgage-backed securities increased $529.7 million, or 10.6%, to $5.54 billion at September 30, 2002 from $5.01 billion at December 31, 2001, including a $564.0 million increase in mortgage-backed securities available for sale. In addition to purchases of mortgage-backed securities as part of our growth strategy, purchases also increased due to the low market interest rate environment during 2001 and the first nine months of 2002, which caused increased prepayments. Investment securities available for sale increased $373.5 million to $540.9 million at September 30, 2002 from $167.4 million at December 31, 2001. These increases in interest-earning assets reflected our continued emphasis on the origination and purchase of one-to four-family mortgage loans supplemented by the purchase of mortgage-backed securities and investment securities using excess cash flows.

         Cash and due from banks increased $41.4 million to $125.6 million at September 30, 2002 from $84.2 million at December 31, 2001. Federal funds sold increased $33.4 million to $51.0 million at September 30, 2002 from $17.6 million at December 31, 2001. These increases in cash and cash equivalents were primarily due to the overall growth in assets, increased levels of cash flows due to mortgage-related prepayments and excess liquidity received late in the period having been temporarily invested in federal funds sold. Federal Home Loan Bank of New York ("FHLB") stock increased $26.4 million, or 32.6%, to $107.5 million at September 30, 2002, which was the amount of stock we were required by the FHLB to hold. The growth in accrued interest receivable of $6.0 million to $67.8 million at September 30, 2002 was primarily due to the growth of our interest-earning assets.

         At September 30, 2002, total liabilities were $11.90 billion, an increase of 17.4%, or $1.76 billion, compared with $10.14 billion at December 31, 2001. Borrowed funds increased $850.0 million, or 39.5%, to $3.00 billion at September 30, 2002 from $2.15 billion at December 31, 2001. The additional borrowed funds were primarily used to fund asset growth consistent with our capital management strategy. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread. Borrowed funds were comprised of $1.85 billion of securities sold under agreements to repurchase and $1.15 billion of Federal Home Loan Bank advances. Securities pledged as collateral against our securities sold under agreements to repurchase had a market value at September 30, 2002 of approximately $1.92 billion. Advances from the FHLB utilize our mortgage portfolio as collateral. Our increase in borrowed funds consisted primarily of 10-year terms to maturity with one-time call options, generally from 3 to 5 years from the borrowing date. The use of long-term borrowed funds has allowed us to better manage our interest rate risk by matching our long-term assets with long-term liabilities. Borrowing long-term in this low interest rate environment should also allow us to better control interest expense in future periods.

         Total deposits increased $907.6 million, or 11.5%, to $8.82 billion at September 30, 2002 from $7.91 billion at December 31, 2001. Interest-bearing deposits increased $875.5 million, or 11.6%, to $8.41 billion at September 30, 2002 from $7.54 billion at December 31, 2001. The increase in interest-bearing deposits was due, in part, to growth in interest-bearing demand accounts of $467.9 million due to the introduction during the second quarter of our interest-bearing High Value Checking account. The growth was also due to a $231.3 million, or 3.8%, increase in time deposits to $6.34 billion at September 30, 2002 from $6.10 billion at December 31, 2001. Additionally, regular savings deposits increased $71.8 million, or 8.8%, to $886.2 million and money market deposits increased $104.5 million, or 20.2%, to $621.2 million at September 30, 2002. Non-interest bearing deposits increased $32.0 million, or 8.5%, to $407.7 million at September 30, 2002 from $375.7 million at December 31, 2001. The increase in total deposits was primarily used to fund our planned asset growth. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our time deposit, regular

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

savings and money market products, promotions for our High Value Checking account and volatility in the equity markets.

         Accrued expenses and other liabilities increased $6.5 million, or 8.6%, to $81.8 million at September 30, 2002 from $75.3 million at December 31, 2001 primarily due to an increase in accrued interest payable because of the growth in our borrowed funds.

         Total stockholders' equity increased $4.3 million, or 0.3%, to $1.29 billion at September 30, 2002. The increase was primarily the result of net income of $141.4 million, an increase of $4.0 million in accumulated other comprehensive income, net of tax, and $5.3 million due to the exercise of 758,530 stock options. The increase in accumulated other comprehensive income was primarily due to the growth in our portfolio of mortgage-backed securities available for sale. Partially offsetting these increases in stockholders' equity were repurchases of 6,014,472 shares of our common stock at an aggregate cost of $107.9 million and cash dividends declared and paid to common stockholders of $48.0 million. As of September 30, 2002, there remain 3,548,796 shares authorized to be purchased under our current stock repurchase program.

         At September 30, 2002, the ratio of total stockholders' equity to total assets was 9.80% compared with 11.28% at December 31, 2001. For the nine-month period ended September 30, 2002, the ratio of average stockholders' equity to average assets was 10.35% compared with 13.05% for the year ended December 31, 2001. The decrease in these ratios was primarily due to planned asset growth and the slower percentage growth in stockholders' equity as discussed above. Stockholders' equity per common share was $7.06 and $6.87 at September 30, 2002 and December 31, 2001, respectively.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Average Balance Sheets. The tables on the following pages present certain information regarding Hudson City Bancorp's financial condition and net interest income for the three-month and nine-month periods ended September 30, 2002 and 2001. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------------------------------------------------------
                                                                        2002                                      2001
                                                       -------------------------------------    ------------------------------------
                                                                                     AVERAGE                                 AVERAGE
                                                          AVERAGE                     YIELD/      AVERAGE                     YIELD/
                                                          BALANCE       INTEREST       COST       BALANCE       INTEREST       COST
                                                       ------------    -----------   -------    -----------    ----------    -------
                                                                                     (DOLLARS IN THOUSANDS)
                                                                                         (UNAUDITED)
ASSETS:
Interest-earnings assets:
     First mortgage loans, net (1) ................    $ 6,518,075     $   114,128      7.00%   $ 5,389,938    $    98,368     7.30%
     Consumer and other loans .....................        139,774           2,526      7.23        156,107          3,013     7.72
     Federal funds sold ...........................        192,035             845      1.75        171,914          1,413     3.26
     Mortgage-backed securities at amortized cost .      5,456,206          76,445      5.60      4,200,747         66,502     6.33
     Federal Home Loan Bank stock .................        105,326             916      3.48         81,149          1,102     5.43
     Investment securities at amortized cost ......        356,973           5,478      6.14        219,008          3,499     6.39
                                                       -----------     -----------              -----------    -----------
         Total interest-earning assets ............     12,768,389         200,338      6.28     10,218,863        173,897     6.81
                                                                       -----------                             -----------

Noninterest-earnings assets .......................        273,914                                  218,586
                                                       -----------                              -----------
         Total Assets .............................    $13,042,303                              $10,437,449
                                                       ===========                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings accounts .............................    $   885,006           4,400      1.97    $   783,382          4,573     2.32
     Interest-bearing demand accounts .............        412,888           2,706      2.60         94,178            390     1.64
     Money market accounts ........................        607,543           2,988      1.95        467,730          2,794     2.37
     Time deposits ................................      6,396,600          53,525      3.32      5,435,907         67,873     4.95
                                                       -----------     -----------              -----------    -----------
         Total interest-bearing deposits ..........      8,302,037          63,619      3.04      6,781,197         75,630     4.42
     Borrowed funds ...............................      2,956,522          36,815      4.94      1,909,239         26,481     5.50
                                                       -----------     -----------              -----------    -----------
         Total interest-bearing liabilities .......     11,258,559         100,434      3.54      8,690,436        102,111     4.66
                                                       -----------     -----------              -----------    -----------

Noninterest-bearing liabilities:
     Noninterest-bearing deposits .................        392,180                                  359,085
     Other noninterest-bearing liabilities ........        103,141                                   91,606
                                                       -----------                              -----------
         Total noninterest-bearing liabilities ....        495,321                                  450,691
                                                       -----------                              -----------

     Total liabilities ............................     11,753,880                                9,141,127
     Stockholders' equity .........................      1,288,423                                1,296,322
                                                       -----------                              -----------
         Total Liabilities and Stockholders' Equity    $13,042,303                              $10,437,449
                                                       ===========                              ===========

Net interest income/net interest rate spread (2) ..                    $    99,904      2.74%                  $    71,786     2.15%
                                                                       ===========                             ===========

Net interest-earning assets/net interest margin (3)    $ 1,509,830                      3.16%   $ 1,528,427                    2.84%
                                                       ===========                              ===========

Ratio of interest-earning assets to
     interest-bearing liabilities .................                                     1.13x                                  1.18x


-------
(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3) Determined by dividing annualized net interest income by total average interest-earning assets.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------------------------------------------------------
                                                                        2002                                      2001
                                                       -------------------------------------    ------------------------------------
                                                                                     AVERAGE                                 AVERAGE
                                                          AVERAGE                     YIELD/      AVERAGE                     YIELD/
                                                          BALANCE       INTEREST       COST       BALANCE       INTEREST       COST
                                                       ------------    -----------   -------    -----------    ----------    -------
                                                                                     (DOLLARS IN THOUSANDS)
                                                                                         (UNAUDITED)
ASSETS:
Interest-earnings assets:
     First mortgage loans, net (1) ................    $ 6,295,605     $   330,922     7.01%    $ 5,053,276    $   279,299     7.37%
     Consumer and other loans .....................        142,045           7,693     7.22         154,071          9,060     7.84
     Federal funds sold ...........................        140,885           1,756     1.67         144,902          4,528     4.18
     Mortgage-backed securities at amortized cost .      5,330,562         231,138     5.78       3,822,060        190,324     6.64
     Federal Home Loan Bank stock .................         94,948           2,787     3.91          78,835          3,573     6.04
     Investment securities at amortized cost ......        245,837          11,118     6.03         466,030         22,041     6.31
                                                       -----------     -----------              -----------    -----------
         Total interest-earning assets ............     12,249,882         585,414     6.37       9,719,174        508,825     6.98
                                                                       -----------                             -----------

Noninterest-earnings assets .......................        250,322                                  199,455
                                                       -----------                              -----------
         Total Assets .............................    $12,500,204                              $ 9,918,629
                                                       ===========                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings accounts .............................    $   863,865          13,174     2.04     $   769,206         13,325     2.32
     Interest-bearing demand accounts .............        226,131           3,848     2.28          93,560          1,142     1.63
     Money market accounts ........................        582,458           8,943     2.05         455,073          8,105     2.38
     Time deposits ................................      6,331,909         169,870     3.59       5,194,064        210,318     5.41
                                                       -----------     -----------              -----------    -----------
         Total interest-bearing deposits ..........      8,004,363         195,835     3.27       6,511,903        232,890     4.78
     Borrowed funds ...............................      2,712,637         100,912     4.97       1,623,810         69,626     5.73
                                                       -----------     -----------              -----------    -----------
         Total interest-bearing liabilities .......     10,717,000         296,747     3.70       8,135,713        302,516     4.97
                                                       -----------     -----------              -----------    -----------

Noninterest-bearing liabilities:
     Noninterest-bearing deposits .................        388,495                                  348,287
     Other noninterest-bearing liabilities ........        101,196                                   85,092
                                                       -----------                              -----------
         Total noninterest-bearing liabilities ....        489,691                                  433,379
                                                       -----------                              -----------

     Total liabilities ............................     11,206,691                                8,569,092
     Stockholders' equity .........................      1,293,513                                1,349,537
                                                       -----------                              -----------
         Total Liabilities and Stockholders' Equity    $12,500,204                              $ 9,918,629
                                                       ===========                              ===========

Net interest income/net interest rate spread (2) ..                    $   288,667     2.67%                   $   206,309     2.01%
                                                                       ===========                             ===========

Net interest-earning assets/net interest margin (3)    $ 1,532,882                     3.13%    $ 1,583,461                    2.82%
                                                       ===========                              ===========

Ratio of interest-earning assets to
     interest-bearing liabilities .................                                    1.14x                                   1.19x

--------
(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3) Determined by dividing annualized net interest income by total average interest-earning assets.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         General. Net income was $49.6 million for the three-month period ended September 30, 2002, an increase of $16.1 million, or 48.1%, compared with net income of $33.5 million for the corresponding prior year period. Basic and diluted earnings per common share were $0.27 and $0.26, respectively, for the quarter ended September 30, 2002 compared with basic and diluted earnings per share of $0.18 and $0.17, respectively, for the quarter ended September 30, 2001. For the quarter ended September 30, 2002 our annualized return on average stockholders' equity was 15.40% compared with 10.35% for the quarter ended September 30, 2001. Our annualized return on average assets for the third quarter of 2002 was 1.52% compared with 1.28% for the third quarter of 2001. These increases reflected our improved profitability due to the low interest rate environment and our ability to grow our business with low costing interest-bearing liabilities.

         During 2001, the Federal Open Market Committee reduced the federal funds rate on eleven successive occasions by a total of 475 basis points. These reductions, along with the economic recession experienced during 2001, created a significantly different interest rate environment than that which existed at the beginning of 2001. General market interest rates, particularly on short-term maturities, decreased during 2001 as the overall yield curve steepened. The Federal Open Market Committee neither reduced nor increased the federal funds rate during the first nine months of 2002. During that time, the short-term interest rate structure remained relatively stable. However, during 2002, long-term market interest rates have declined further, thus flattening the market yield curve. On November 6, 2002, the Federal Open Market Committee reduced the federal funds rate by 50 basis points.

         A decreasing general market interest rate environment can be beneficial to our net interest income as our interest-bearing liabilities generally reprice faster than our interest-earning assets. A steepening yield curve is where the spread between long-term interest rates and short-term interest rates widens. A steep yield curve can also be beneficial to our net interest income as our interest-bearing liabilities generally are priced based on short-term market rates while our mortgage loan products, particularly those with initial terms to maturity or repricing greater than one year, generally are priced based on long-term market rates. Conversely, a flat yield curve may have an adverse impact on our net interest income as the interest rate spread between our interest-earning assets and interest-bearing liabilities decreases. The current market yield curve and the increased prepayment activity on our mortgage-related assets, due to the historically low market interest rates, may have an adverse impact on our future net interest income and net interest rate spread.

         Interest and Dividend Income. Total interest and dividend income increased $26.4 million, or 15.2%, to $200.3 million for the three-month period ended September 30, 2002 compared with $173.9 million for the corresponding 2001 period. The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $2.55 billion, or 25.0%, to $12.77 billion for the three-month period ended September 30, 2002 compared with $10.22 billion for the three-month period ended September 30, 2001. This increase was due in part to a $1.13 billion, or 21.0%, increase in the average balance of first mortgage loans, net to $6.52 billion for the three-month period ended September 30, 2002 compared with $5.39 billion for the corresponding 2001 period. The average balance of mortgage-backed securities increased $1.26 billion, or 30.0%, to $5.46 billion for the three-month period ended September 30, 2002 compared with $4.20 billion for the corresponding 2001 period. The average balance of investment securities increased $138.0 million, or 63.0%, to $357.0 million for the three-month period ended September 30, 2002 compared with $219.0 million for the corresponding 2001 period. The increase in the average balance of FHLB stock of $24.2 million reflected the increase in the amount of FHLB stock required to be held by us.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         The above increases in the average balances of first mortgage loans and mortgage-backed securities reflected internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans, while purchasing mortgage-backed securities and investment securities to supplement loan originations and purchases, and assist in the management of interest rate risk. The growth in the average balance of mortgage-backed and investment securities reflected the investment of excess cash flows, due to the increased prepayment activity on our mortgage-related assets, into these securities. Although the increase in the average balance of loans was somewhat less than the increase in the average balance of mortgage-backed securities, the impact of the loan growth was more significant in terms of interest income because our first mortgage loans are generally higher yielding assets than our mortgage-backed securities.

         The impact on interest income due to the growth in the average balance of interest-earning assets, was partially offset by a 53 basis point decrease in the annualized average yield on interest-earning assets to 6.28% for the quarter ended September 30, 2002 from 6.81% for the quarter ended September 30, 2001. The annualized average yield on first mortgage loans, net decreased 30 basis points to 7.00% for the third quarter of 2002 from 7.30% for the corresponding 2001 period. The annualized average yield on mortgage-backed securities decreased 73 basis points to 5.60% for the third quarter of 2002 from 6.33% for the corresponding 2001 period.

         The decrease in the annualized average yield on first mortgage loans reflected the large volume of loan originations, purchases and modifications during the low interest rate environment of 2001 and the first nine months of 2002. The decrease in the annualized average yield on mortgage-backed securities reflected the large volume of purchases, and the downward repricing of our variable-rate securities, during the low interest rate environment of 2001 and the first nine months of 2002. The larger decrease in the annualized average yield on mortgage-backed securities compared with mortgage loans was due to the larger increase in the average balance of mortgage-backed securities in this low rate environment and the greater percentage of variable-rate securities in the mortgage-backed security portfolio. If market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits, which have limited the extent our variable-rate securities may have adjusted in prior periods.

         Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, decreased $1.7 million, or 1.7%, to $100.4 million for the three-month period ended September 30, 2002 from $102.1 million for the three-month period ended September 30, 2001. Interest expense on borrowed funds increased $10.3 million, or 38.9%, to $36.8 million for the third quarter of 2002 from $26.5 million for the corresponding 2001 period, while interest expense on deposits decreased $12.0 million, or 15.9%, to $63.6 million for the third quarter of 2002 from $75.6 million for the corresponding 2001 period. The slight decrease in total interest expense reflected the impact of a 112 basis point decrease in the annualized average cost of interest-bearing liabilities to 3.54% for the quarter ended September 30, 2002 from 4.66% for the corresponding 2001 period. This decrease was offset by an increase in the average balance of interest-bearing liabilities of $2.57 billion, or 29.6%, to $11.26 billion for the quarter ended September 30, 2002 from $8.69 billion for the quarter ended September 30, 2001.

         The increase in interest expense on borrowed funds was primarily due to a $1.05 billion, or 55.0%, increase in the average balance of borrowed funds to $2.96 billion for the three-month period ended September 30, 2002 from $1.91 billion for the corresponding 2001 period. The impact on interest expense on borrowed funds due to the increase in the average balance of borrowed funds was offset, in

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

part, by a 56 basis point decrease in the annualized average cost of borrowed funds to 4.94% for the third quarter of 2002 from 5.50% for the third quarter of 2001.

         The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management and growth strategies. The use of long-term borrowed funds has allowed us to better manage our interest rate risk by matching long-term assets with long-term liabilities. Borrowing long-term in the prevailing low interest rate environment should also allow us to better control interest expense in future periods. The decrease in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2001 and the first nine months of 2002.

         The $12.0 million decrease in interest expense on deposits was primarily due to a 138 basis point decrease in the annualized average cost of interest-bearing deposits to 3.04% for the three-month period ended September 30, 2002 from 4.42% during the corresponding 2001 period. The decrease in the annualized average cost of interest-bearing deposits was primarily due to a 163 basis point decrease in the annualized average cost of our time deposits to 3.32% for the third quarter of 2002 from 4.95% for the third quarter of 2001. The annualized average cost of interest-bearing demand accounts increased 96 basis points due to the introduction during the second quarter of 2002 of our High Value Checking account. The overall decrease in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2001 and the first nine months of 2002. The impact on the annualized average cost of interest-bearing liabilities due to further decreases in interest rates may not be as favorable in future periods.

         The impact on interest expense on deposits due to the decrease in the annualized average cost of interest-bearing deposits was offset, in part, by a $1.52 billion, or 22.4%, increase in the average balance of interest-bearing deposits to $8.30 billion for the three-month period ended September 30, 2002 from $6.78 billion for the corresponding 2001 period. The increase in the average balance of interest-bearing deposits occurred primarily in the average balance of time deposits, which increased $960.7 million, or 17.7%, to $6.40 billion for the third quarter of 2002 from $5.44 billion for the third quarter of 2001. When comparing the third quarter of 2002 to the third quarter of 2001, the average balance of interest-bearing demand deposits, including our new High Value Checking account, increased $318.7 million, the average balance of money market accounts increased $139.8 million and the average balance of savings accounts increased $101.6 million. We believe the increase in interest-bearing deposits was due, in part, to our consistent offering of competitive rates on our time deposit, regular savings and money market products, promotions for our High Value Checking account and to the volatility in the equity markets.

         Net Interest Income. Net interest income increased $28.1 million, or 39.1%, to $99.9 million for the three-month period ended September 30, 2002 compared with $71.8 million for the three-month period ended September 30, 2001. This increase primarily reflected our planned balance sheet growth, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the improved net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, increased 59 basis points to 2.74% for the three-month period ended September 30, 2002 from 2.15% for the corresponding 2001 period. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, increased 32 basis points to 3.16% for the three-month period ended September 30, 2002 from 2.84% for the corresponding 2001 period.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         These increases reflected our improved profitability due to the declining interest rate environment experienced during 2001 and the first nine months of 2002, the fact that our interest-bearing liabilities repriced faster than our interest-earning assets in the declining interest rate environment and our ability to grow our business with low costing interest-bearing liabilities during this period. The larger increase in our net interest spread compared with the increase in our net interest margin reflected the use of investable funds to purchase treasury stock.

         Provision for Loan Losses. Our provision for loan losses for the quarter ended September 30, 2002 was $225,000, a decrease of $225,000, or 50.0%, compared with $450,000 for the quarter ended September 30, 2001. Net charge-offs for the first nine months of 2002 were $5,000 compared with net charge-offs of $6,000 for the first nine months of 2001. The decrease in the provision reflected our recent low charge-off history in the current slow economy given the relative stability of the housing market. The allowance for loan losses increased $1.3 million, or 5.4%, to $25.3 million at September 30, 2002 from $24.0 million at December 31, 2001. The increase in the allowance for loan losses, through the provision for loan losses, reflected the overall growth of the loan portfolio and the level of delinquent and non-performing loans.

         Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $2.0 million, or 12.8%, to $17.6 million at September 30, 2002 from $15.6 million at December 31, 2001. The increase in the dollar amount of our non-performing loans, which was primarily in our purchased loan portfolio, was due to the overall growth of loans and slow economic conditions during the first nine months of 2002. The ratio of non-performing loans to total loans was 0.26% at September 30, 2002 and December 31, 2001. The ratio of the allowance for loan losses to non-performing loans was 143.23% at September 30, 2002 compared with 153.44% at December 31, 2001. The ratio of the allowance for loan losses to total loans was 0.38% at September 30, 2002 compared with 0.40% at December 31, 2001.

         Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgement and short-term change.
See "Critical Accounting Policies."

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, was $1.4 million and $1.2 million, respectively, for the three-month periods ended September 30, 2002 and 2001.

         Non-Interest Expense. Total non-interest expense increased $1.9 million, or 9.0%, to $23.0 million for the quarter ended September 30, 2002 from $21.1 million for the quarter ended September 30, 2001. The increase was due, in part, to an increase in salaries and employee benefits of $0.9 million, or 6.7%, to $14.3 million for the third quarter of 2002 from $13.4 million for the corresponding 2001 period. The increase in salaries and employee benefits reflected routine salary increases, senior level promotions, increases in stock-related compensation expense and increases in pension expense. The expense related to certain of the stock-related plans is based on the average market price of our common stock in accordance with the provisions of Statement of Position 93-6, "Employer Accounting for Employee Stock Ownership Plans." The increase in our stock price has resulted in an increase in stock-related compensation expense. Other expenses increased $1.1 million, or 31.4%, to $4.6 million for the three-month period ended September 30, 2002 compared with $3.5 million for the corresponding 2001 period.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

This increase was due, in part, to expenses related to new marketing initiatives and accelerated recognition of stock-related expense due to the passing of one of our directors.

         Our efficiency ratio, determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 22.68% for the third quarter of 2002 compared with 28.95% for the third quarter of 2001. Our ratio of annualized non-interest expense to average assets for the third quarter of 2002 was 0.70% compared with 0.81% for the third quarter of 2001.

         Income Taxes. Income tax expense increased $10.6 million, or 59.2%, to $28.5 million for the three-month period ended September 30, 2002 from $17.9 million for the corresponding 2001 period. This increase was primarily due to the $26.7 million, or 51.9%, increase in income before income tax expense and changes to the New Jersey corporate business tax code. Our effective tax rate for the third quarter of 2002 was 36.45% compared with 34.79% for the third quarter of 2001.

         In July 2002, the New Jersey State Legislature passed the Business Tax Reform Act. This new legislation, which is retroactive to January 1, 2002, has increased our annual effective tax rate to approximately 36.8%. As required by generally accepted accounting principles, income tax expense in the third quarter of 2002 included both the retroactive adjustment for the first six months of this year plus the amount for the third quarter. This increase in New Jersey income tax expense, due to the Business Tax Reform Act, for the nine months ended September 30, 2002 approximated $3.3 million, net of Federal income tax benefit. We also recorded in this quarter an adjustment to our net deferred tax asset, which resulted in a reduction of income tax expense of approximately $1.2 million due to the increase in our overall statutory tax rate.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         General. Net income was $141.4 million for the nine-month period ended September 30, 2002, an increase of $46.3 million, or 48.7%, compared with net income of $95.1 million for the corresponding prior year period. Basic and diluted earnings per common share were $0.76 and $0.74, respectively, for the nine-month period ended September 30, 2002 compared with basic and diluted earnings per share of $0.48 and $0.47, respectively, for the nine-month period ended September 30, 2001. For the nine-month period ended September 30, 2002 our annualized return on average stockholders' equity was 14.57% compared with 9.40% for the nine-month period ended September 30, 2001. Our annualized return on average assets for the first nine months of 2002 was 1.51% compared with 1.28% for the first nine months of 2001. These increases reflected our improved profitability due to the low interest rate environment and our ability to grow our business with low costing interest-bearing liabilities.

         During 2001, the Federal Open Market Committee reduced the federal funds rate on eleven successive occasions by a total of 475 basis points. These reductions, along with the economic recession experienced during 2001, created a significantly different interest rate environment than that which existed at the beginning of 2001. General market interest rates, particularly on short-term maturities, decreased during 2001 as the overall yield curve steepened. The Federal Open Market Committee neither reduced nor increased the federal funds rate during the first nine months of 2002. During that time, the short-term interest rate structure remained relatively stable. However, during 2002, long-term market

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

interest rates have declined further, thus flattening the market yield curve. On November 6, 2002, the Federal Open Market Committee reduced the federal funds rate by 50 basis points.

         A decreasing general market interest rate environment can be beneficial to our net interest income as our interest-bearing liabilities generally reprice faster than our interest-earning assets. A steepening yield curve is where the spread between long-term interest rates and short-term interest rates widens. A steep yield curve can also be beneficial to our net interest income as our interest-bearing liabilities generally are priced based on short-term market rates while our mortgage loan products, particularly those with initial terms to maturity or repricing greater than one year, generally are priced based on long-term market rates. Conversely, a flat yield curve may have an adverse impact on our net interest income as the interest rate spread between our interest-earning assets and interest-bearing liabilities decreases. The current market yield curve and the increased prepayment activity on our mortgage-related assets, due to the historically low market interest rates, may have an adverse impact on our future net interest income and net interest rate spread.

         Interest and Dividend Income. Total interest and dividend income increased $76.6 million, or 15.1%, to $585.4 million for the nine-month period ended September 30, 2002 compared with $508.8 million for the corresponding 2001 period. The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $2.53 billion, or 26.0%, to $12.25 billion for the nine-month period ended September 30, 2002 compared with $9.72 billion for the nine-month period ended September 30, 2001. This increase was due in part to a $1.24 billion, or 24.6%, increase in the average balance of first mortgage loans, net to $6.29 billion for the nine-month period ended September 30, 2002 compared with $5.05 billion for the corresponding 2001 period. The average balance of mortgage-backed securities increased $1.51 billion, or 39.5%, to $5.33 billion for the nine-month period ended September 30, 2002 compared with $3.82 billion for the corresponding 2001 period. These increases were offset in part by a decrease in the average balance of investment securities for the nine-month period ended September 30, 2002 of $220.2 million, or 47.3%, to $245.8 million from $466.0 million for the corresponding 2001 period. The increase in the average balance of FHLB stock of $16.1 million reflected the increase in the amount of FHLB stock required to be held by us.

         The above increases in the average balances of first mortgage loans and mortgage-backed securities reflected internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans, while purchasing mortgage-backed securities to supplement loan originations and purchases, and assist in the management of interest rate risk. The growth in the average balance of mortgage-backed securities and the decline in the average balance of investment securities reflected, in part, the calls of investment securities during 2001 due to the low interest rate environment and the reinvestment of the proceeds of those calls in mortgage-backed securities. The growth in the average balance of mortgage-backed securities also reflected the investment of excess cash flows, due to the increased prepayment activity on our mortgage-related assets, into mortgage-backed securities. Although the increase in the average balance of loans was somewhat less than the increase in the average balance of mortgage-backed securities, the impact of the loan growth was more significant in terms of interest income because our first mortgage loans are generally higher yielding assets than our mortgage-backed securities.

         The impact on interest income due to the growth in the average balance of interest-earning assets, was partially offset by a 61 basis point decrease in the annualized average yield on interest-earning assets to 6.37% for the nine-month period ended September 30, 2002 from 6.98% for the nine-month period ended September 30, 2001. The annualized average yield on first mortgage loans, net decreased 36 basis

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

points to 7.01% for the nine-month period ended September 30, 2002 from 7.37% for the corresponding 2001 period. The annualized average yield on mortgage-backed securities decreased 86 basis points to 5.78% for the nine-month period ended September 30, 2002 from 6.64% for the corresponding 2001 period.

         The decrease in the annualized average yield on first mortgage loans reflected the large volume of loan originations, purchases and modifications during the low interest rate environment of 2001 and the first nine months of 2002. The decrease in the annualized average yield on mortgage-backed securities reflected the large volume of purchases, and the downward repricing of our variable-rate securities, during the low interest rate environment of 2001 and the first nine months of 2002. The larger decrease in the annualized average yield on mortgage-backed securities compared with mortgage loans was due to the larger increase in the average balance of mortgage-backed securities in this low rate environment and the greater percentage of variable-rate securities in the mortgage-backed security portfolio. If market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits, which have limited the extent our variable-rate securities may have adjusted in prior periods.

         Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, decreased $5.8 million, or 1.9%, to $296.7 million for the nine-month period ended September 30, 2002 from $302.5 million for the nine-month period ended September 30, 2001. Interest expense on borrowed funds increased $31.3 million, or 45.0%, to $100.9 million for the nine-month period ended September 30, 2002 from $69.6 million for the corresponding 2001 period. Interest expense on deposits decreased $37.1 million, or 15.9%, to $195.8 million for the nine-month period ended September 30, 2002 from $232.9 million for the corresponding 2001 period. The decrease in total interest expense reflected the impact of a 127 basis point decrease in the annualized average cost of interest-bearing liabilities to 3.70% for the nine-month period ended September 30, 2002 from 4.97% for the corresponding 2001 period. The decrease to interest expense was offset, in part, by an increase in the average balance of interest-bearing liabilities of $2.58 billion, or 31.7%, to $10.72 billion for the nine-month period ended September 30, 2002 from $8.14 billion for the nine-month period ended September 30, 2001.

         The increase in interest expense on borrowed funds was primarily due to a $1.09 billion, or 67.3%, increase in the average balance of borrowed funds to $2.71 billion for the nine-month period ended September 30, 2002 from $1.62 billion for the corresponding 2001 period. The impact on interest expense on borrowed funds due to the increase in the average balance of borrowed funds was offset, in part, by a 76 basis point decrease in the annualized average cost of borrowed funds to 4.97% for the first nine months of 2002 from 5.73% for the first nine months of 2001.

         The use of borrowed funds has accelerated over the past year to fund asset growth consistent with our capital management and growth strategies. The use of long-term borrowed funds has allowed us to better manage our interest rate risk by matching long-term assets with long-term liabilities. Borrowing long-term in the prevailing interest rate environment should also allow us to better control interest expense in future periods. The decrease in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2001 and the first nine months of 2002. It also reflected the maturing of higher costing short-term borrowed funds and the subsequent refinancing with long-term borrowings during the low interest rate environment of 2001.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         The $37.1 million decrease in interest expense on deposits was primarily due to a 151 basis point decrease in the annualized average cost of interest-bearing deposits to 3.27% for the nine-month period ended September 30, 2002 from 4.78% during the corresponding 2001 period. The decrease in the annualized average cost of interest-bearing deposits was primarily due to a 182 basis point decrease in the annualized average cost of our time deposits to 3.59% for the first nine months of 2002 from 5.41% for the first nine months of 2001. The annualized average cost of interest-bearing demand accounts increased 65 basis points due to the introduction during the second quarter of 2002 of our High Value Checking account. The decrease in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2001 and the first nine months of 2002. The impact on the annualized average cost of interest-bearing liabilities due to further decreases in interest rates may not be as favorable in future periods.

         The impact on interest expense on deposits due to the decrease in the annualized average cost of interest-bearing deposits was offset, in part, by a $1.49 billion, or 22.9%, increase in the average balance of interest-bearing deposits to $8.00 billion for the nine-month period ended September 30, 2002 from $6.51 billion for the corresponding 2001 period. The increase in the average balance of interest-bearing deposits occurred primarily in the average balance of time deposits, which increased $1.14 billion, or 22.0%, to $6.33 billion for the first nine months of 2002 from $5.19 billion for the first nine months of 2001. When comparing the first nine months of 2002 to the first nine months of 2001, the average balance of interest-bearing demand deposits, including our new High Value Checking account, increased $132.5 million, the average balance of money market accounts increased $127.4 million and the average balance of savings accounts increased $94.7 million. We believe the increase in interest-bearing deposits was due, in part, to our consistent offering of competitive rates on our time deposit, regular savings and money market products, promotions for our High Value Checking account and to the volatility in the equity markets.

         Net Interest Income. Net interest income increased $82.4 million, or 39.9%, to $288.7 million for the nine-month period ended September 30, 2002 compared with $206.3 million for the nine-month period ended September 30, 2001. This increase primarily reflected our planned balance sheet growth, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the improved net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, increased 66 basis points to 2.67% for the nine-month period ended September 30, 2002 from 2.01% for the corresponding 2001 period. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, increased 31 basis points to 3.13% for the nine-month period ended September 30, 2002 from 2.82% for the corresponding 2001 period.

         These increases reflected our improved profitability due to the declining interest rate environment experienced during 2001 and the first nine months of 2002, the fact that our interest-bearing liabilities repriced faster than our interest-earning assets in the declining interest rate environment and our ability to grow our business with low costing interest-bearing liabilities during this period. The larger increase in our net interest spread compared with the increase in our net interest margin reflected the use of investable funds to purchase treasury stock.

         Provision for Loan Losses. Our provision for loan losses for the nine-month period ended September 30, 2002 was $1.3 million, a decrease of $75,000, or 5.4%, compared with $1.4 million for the nine-month period ended September 30, 2001. Net charge-offs for the first nine months of 2002 were

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

$5,000 compared with net charge-offs of $6,000 for the first nine months of 2001. The decrease in the provision reflected our recent low charge-off history in the current slow economy given the relative stability of the housing market. The increase in the allowance for loan losses, through the provision for loan losses, reflected the overall growth of the loan portfolio and the level of delinquent and non-performing loans.

         Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgement and short-term change.
See "Critical Accounting Policies."

         Non-Interest Income. Total non-interest income, consisting primarily of service fees, was $3.8 million and $3.5 million, respectively, for the nine-month periods ended September 30, 2002 and 2001.

         Non-Interest Expense. Total non-interest expense increased $8.8 million, or 14.3%, to $70.2 million for the nine-month period ended September 30, 2002 from $61.4 million for the nine-month period ended September 30, 2001. The increase was primarily due to an increase in salaries and employee benefits of $6.3 million, or 16.1%, to $45.5 million for the nine-month period ended September 30, 2002 from $39.2 million for the corresponding 2001 period. The increase in salaries and employee benefits reflected routine salary increases, senior level promotions, increases in stock-related compensation expense and increases in pension expense. The expense of certain of the stock-related plans is based on the average market price of our common stock in accordance with the provisions of Statement of Position 93-6, "Employer Accounting for Employee Stock Ownership Plans." The increase in our stock price has resulted in an increase in stock-related compensation expense. Other expenses increased $2.3 million, or 23.0%, to $12.3 million for the nine-month period ended September 30, 2002 compared with $10.0 million for the corresponding 2001 period. This increase was due, in part, to expenses related to new marketing initiatives and accelerated recognition of stock-related expense due to the passing of one of our directors.

         Our efficiency ratio, determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 24.00% for the first nine months of 2002 compared with 29.26% for the first nine months of 2001. Our ratio of annualized non-interest expense to average assets for the first nine months of 2002 was 0.75% compared with 0.83% for the first nine months of 2001.

         Income Taxes. Income tax expense increased $27.7 million, or 53.4%, to $79.6 million for the nine-month period ended September 30, 2002 from $51.9 million for the corresponding 2001 period. This increase was primarily due to the $73.9 million, or 50.2% increase in income before income tax expense and changes to the New Jersey corporate business tax code. Our effective tax rate for the first nine months of 2002 was 36.02% compared with 35.32% for the first nine months of 2001.

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

         Scheduled loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. As mortgage interest rates decline, customer-prepayment activity tends to accelerate causing an increase in cash flow from both our mortgage loan and mortgage-backed security portfolios. If our pricing is competitive, the demand for mortgage originations also accelerates. When mortgage rates increase, the opposite effect tends to occur and our loan origination and purchase activity becomes increasingly dependent on the strength of our residential real estate market, home purchase and new construction activity.

         Principal repayments on loans were $1.59 billion during the first nine months of 2002 compared with $831.5 million for the corresponding 2001 period. Principal payments received on mortgage-backed securities totaled $1.43 billion during the first nine months of 2002 compared to $1.16 billion during the corresponding 2001 period. The increase in payments on loans and mortgage-backed securities reflected the low market interest rate environment during 2001 and the first nine months of 2002, which caused an increase in prepayment activity when compared with the prior corresponding periods. The increase also reflected the growth in those portfolios, thus a larger base from which to receive payments. Maturities and calls of investment securities totaled $124.5 million during the first nine months of 2002 compared with maturities and calls of $832.5 million during the corresponding 2001 period. The higher amount of calls during the first nine months of 2001 was due to the declining interest rate environment that began early in 2001 and the large balance of callable investment securities held at the beginning of 2001 compared with the amount of callable investment securities held at the beginning of 2002.

         For the nine-month periods ended September 30, 2002 and 2001, we borrowed funds of $850.0 million and $1.15 billion, respectively. The $850.0 million of new long-term borrowed funds consisted of 10-year terms with one-time call options of between 3 and 5 years from the borrowing date. There were no principal payments on borrowed funds during the first nine months of 2002, but there were $400.0 million of principal payments during the corresponding 2001 period.

         The $850.0 million increase in borrowed funds during the first nine months of 2002 funded asset growth and generated additional earnings through a positive interest rate spread. The use of long-term borrowed funds has allowed us to better manage our interest rate risk by matching long-term assets with long-term liabilities. Borrowing long-term funds in this low interest rate environment should also allow us to better control interest expense in future periods. At September 30, 2002, there were $50.0 million of borrowed funds scheduled to mature within one year.

         Total deposits increased $907.6 million during the first nine months of 2002 compared with an increase of $838.2 million during the first nine months of 2001. Deposit flows are affected by the level of

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

market interest rates, the interest rates and products offered by competitors, and other factors. We believe the increase in interest-bearing deposits was due, in part, to our consistent offering of competitive rates on our time deposit, regular savings and money market products, promotions for our High Value Checking account and to cash inflows due to the volatility in the equity markets. Time deposit accounts scheduled to mature within one year were $5.60 billion at September 30, 2002. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

         Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. We originated and purchased total loans of approximately $1.39 billion and $955.3 million, respectively, during the first nine months of 2002 compared with $1.20 billion and $518.1 million, respectively, during the corresponding 2001 period. The increase was primarily due to planned balance sheet growth and the low market interest rate environment during 2001 and the first nine months of 2002, which caused an increase in prepayments and loan refinancings. Additionally, to supplement our loan originations, we purchased a higher volume of first mortgage loans than in previous periods.

         Purchases of mortgage-backed securities during the first nine months of 2002 were $1.96 billion compared with $2.45 billion during the first nine months of 2001. The volume of purchases of mortgage-backed securities was related to the increase in prepayment activity due to the low market interest rate environment during 2001 and the first nine months of 2002 and the growth strategies employed by us during these periods. The decrease in mortgage-backed securities purchases, year-to-year, is due to the large volume of purchases during the first nine months of 2001 due to the calls of investment securities during that period. With excess cash flow, during the first nine months of 2002, we purchased $498.8 million of investment securities compared with purchases of $91.6 million during the first nine months of 2001. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During the first nine months of 2002, we purchased $26.4 million of FHLB common stock compared with purchases of $7.5 million during the first nine months of 2001. The purchases in 2002 bring our total investment in FHLB stock to $107.5 million, the amount we are currently required to hold.

         During the first nine months of 2002, our recognition and retention plan purchased 100,580 dividend-adjusted shares of common stock at an aggregate cost of $1.9 million. 167,900 shares were awarded to plan participants during the first nine months of 2002. As of September 30, 2002 we had 65,316 shares purchased and unallocated for the recognition and retention plan.

         Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first nine months of 2002, we purchased 6,014,472 dividend-adjusted shares of our common stock at an aggregate cost of $107.9 million. During the first nine months of 2001, we purchased 24,284,600 million dividend-adjusted shares of our common stock at an aggregate cost of $258.5 million. At September 30, 2002, there were 3,548,796 shares remaining to be repurchased under the existing stock repurchase program.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

         At September 30, 2002, Hudson City Savings had outstanding loan commitments to borrowers of approximately $242.8 million, commitments to purchase loans of approximately $473.2 million and available home equity and overdraft lines of credit of approximately $81.5 million. We anticipate we will have sufficient funds available to meet our current commitments in the normal course of business.

         Cash dividends declared and paid during the first nine months of 2002 were $48.0 million compared with $33.2 million during the first nine months of 2001. The dividend pay-out ratio for the nine-month periods ended September 30, 2002 and 2001 was 32.24% and 34.38%, respectively. On October 15, 2002, the Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per common share. The dividend is payable on December 2, 2002 to stockholders of record at the close of business on November 8, 2002. We anticipate we will have sufficient funds available to meet our dividend payment obligation.

         We opened one new branch during the first nine months of 2002 in Midland Park, NJ. We also purchased, for future use, an office building near our corporate headquarters at a cost of approximately $2.8 million. We do not anticipate any other material capital expenditures nor do we have any balloon or other payments due on any long-term obligations or any significant off-balance sheet items other than the commitments and unused lines of credit noted above.

         At September 30, 2002, we exceeded each of the applicable regulatory capital requirements of the Federal Reserve Bank and the Federal Deposit Insurance Corporation. The following table presents the regulatory ratios of Hudson City Savings Bank and Hudson City Bancorp.

                                                              REGULATORY REQUIREMENTS
                                                  ----------------------------------------------
                               ACTUAL AT             MINIMUM CAPITAL         CLASSIFICATION AS
                          SEPTEMBER 30, 2002            ADEQUACY             WELL-CAPITALIZED
                        ---------------------     ---------------------    ---------------------
                           AMOUNT       RATIO        AMOUNT       RATIO      AMOUNT        RATIO
                        ----------     ------     ----------     ------    ----------     ------
                                                  (DOLLARS IN THOUSANDS)
Bank
Leverage (Tier 1)
       Capital ....     $1,201,895      9.22%     $  521,369     4.00%     $  651,712      5.00%
Risk-based capital:
       Tier 1 .....      1,201,895     27.63         173,971     4.00         260,957      6.00
       Total ......      1,227,174     28.22         347,943     8.00         434,929     10.00

Bancorp
Leverage (Tier 1)
       Capital ....     $1,284,284      9.85%     $  521,401     4.00%     $  651,751      5.00%
Risk-based capital:
       Tier 1 .....      1,284,284     29.53         173,973     4.00         260,959      6.00
       Total ......      1,309,563     30.11         347,945     8.00         434,932     10.00

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


CRITICAL ACCOUNTING POLICIES

         Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2001, included in our Annual Report on Form 10-K for the year ended December 31, 2001, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002, June 30, 2002 and this report, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

         The determination of the amount of the allowance for loan losses, and the related provision for loan losses, is based on such factors as loan loss experience, known and inherent risks in the loan portfolio, the estimated value of the underlying collateral, current economic and real estate market trends, loan portfolio growth and other factors which may warrant recognition. Hudson City's objective is to maintain an allowance at a level sufficient to cover specifically identifiable loan losses, as well as estimated losses inherent in the loan portfolio that are probable but not specifically identifiable. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

         Quantitative and qualitative disclosure about market risk is presented as of December 31, 2001 in Hudson City Bancorp's Annual Report on Form 10-K. The following is an update of the discussion provided therein.

         General. As a financial institution, our primary component of market risk is interest rate volatility. The higher volume of prepayments on our mortgage-related assets, due to the historically low market interest rate environment, and the reinvestment of these assets at the current interest rates is currently a significant component of interest rate risk. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, substantially located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2002 and did not have any such hedging transactions in place at September 30, 2002. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


         Interest Rate Risk Compliance. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2001. The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2002. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

                                                                                      PRESENT VALUE OF EQUITY
                                                                                       AS PERCENT OF PRESENT
                                         PRESENT VALUE OF EQUITY                         VALUE OF ASSETS
                             -----------------------------------------------      ----------------------------
      CHANGE IN                 DOLLAR          DOLLAR              PERCENT           PRESENT         PERCENT
    INTEREST RATES              AMOUNT          CHANGE              CHANGE         VALUE RATIO        CHANGE
-----------------------      ------------     -----------          ---------       -----------       ---------
    (BASIS POINTS)                       (DOLLARS IN THOUSANDS)
          200                $ 1,164,890       $ (293,164)          (20.11)%            9.14%          (15.53)%
          150                  1,317,568         (140,486)           (9.64)            10.13            (6.38)
          100                  1,458,661              607             0.04             11.04             2.03
           50                  1,502,443           44,389             3.04             11.23             3.79
            0                  1,458,054                -             -                10.82             -
          (50)                 1,363,858          (94,196)           (6.46)            10.08            (6.84)
         (100)                 1,272,168         (185,886)          (12.75)             9.35           (13.59)
         (150)                 1,183,978         (274,076)          (18.80)             8.65           (20.06)
         (200)                 1,090,297         (367,757)          (25.22)             7.91           (26.89)

         At December 31, 2001, the percent change in the present value of equity in the 200 basis point increase scenario was negative 35.67% and in the 100 basis point decrease scenario it was positive 3.16% compared with the table above. The overall decrease in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios were primarily due to the growth of our fixed-rate mortgage loan and mortgage-backed security portfolios. The change in the negative present value of equity position at September 30, 2002 compared with December 31, 2001 was due to the higher prepayment assumptions used in the September 30, 2002 analysis due to the low market interest rate. The overall decrease in the present value of equity and the percent change in the present value of equity in the decreasing rate scenarios were primarily due to the growth of our fixed-rate borrowed funds in this low interest rate environment. We believe the 150 and 200 basis point decrease scenarios presented above may not be meaningful given the prevailing low market interest rate environment.

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

         GAP Analysis. The table that follows presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2002, which we anticipate to reprice or mature in each of the future time periods shown. We have excluded non-accrual loans of $5,971,000 from the table. Based on recent experience, for the September 30, 2002 gap analysis, the annual prepayment rate on mortgage loans and mortgage-backed securities has been increased to 30%, for those products repricing or maturing after one year, from an annual prepayment rate of 20% and 25%, respectively, at December 31, 2001. This increase was due to the high volume of prepayment on our mortgage-related assets due to the historically low market interest rate environment.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

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

         The cumulative one-year gap as a percent of total assets was negative 5.0% at September 30, 2002 compared with negative 14.3% at December 31, 2001. The decrease in our negative one-year gap position was primarily due to the overall growth in our assets during the first nine months of 2002, the continued use of long-term borrowed funds as a funding source, creating a more positive asset/liability mix and the increase in the prepayment rate for our mortgage-related assets. Had the current 30% annual prepayment rate been used for the December 31, 2001 gap analysis, the cumulative one-year gap as a percent of total assets would have been negative 8.0%.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                          AT SEPTEMBER 30, 2002
                                       ---------------------------------------------------------------------------------------------
                                                                                MORE THAN     MORE THAN
                                                     MORE THAN     MORE THAN    TWO YEARS    THREE YEARS
                                       SIX MONTHS    SIX MONTHS   ONE YEAR TO   TO THREE       TO FIVE      MORE THAN
                                        OR LESS     TO ONE YEAR    TWO YEARS      YEARS         YEARS       FIVE YEARS       TOTAL
                                      -----------   -----------   -----------  -----------   -----------   -----------   -----------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
  First mortgage loans .............  $ 1,042,037   $ 1,071,456   $ 1,383,258  $   966,081   $   838,614   $ 1,280,149   $ 6,581,595
  Consumer and other loans .........       35,280           816         2,788        3,197        14,795        79,531       136,407
  Federal funds sold ...............       51,000            --            --           --            --            --        51,000
  Mortgage-backed securities .......    1,437,421     1,627,573       900,097      473,266       332,979       767,539     5,538,875
  FHLB  stock ......................      107,500            --            --           --            --            --       107,500
  Investment securities ............       64,367           148            --          280           162       477,316       542,273
                                      -----------   -----------   -----------  -----------   -----------   -----------   -----------
    Total interest-earning assets ..    2,737,605     2,699,993     2,286,143    1,442,824     1,186,550     2,604,535    12,957,650
                                      -----------   -----------   -----------  -----------   -----------   -----------   -----------

Interest-bearing liabilities:
  Savings accounts .................       27,729        22,482       219,984      263,981       175,988       175,988       886,152
  Interest-bearing demand accounts .       61,926        61,926       142,528      147,197       137,859        18,676       570,112
  Money market accounts ............      138,466       138,466       155,294      159,034        14,958        14,958       621,176
  Time deposits ....................    3,964,307     1,637,673       607,616       62,426        63,175            --     6,335,197
  Borrowed funds ...................           --        50,000        50,000       50,000       150,000     2,700,000     3,000,000
                                      -----------   -----------   -----------  -----------   -----------   -----------   -----------
    Total interest-bearing
    liabilities ....................    4,192,428     1,910,547     1,175,422      682,638       541,980     2,909,622    11,412,637
                                      -----------   -----------   -----------  -----------   -----------   -----------   -----------

Interest rate sensitivity gap ......  $(1,454,823)  $   789,446   $ 1,110,721  $   760,186   $   644,570   $  (305,087)  $ 1,545,013
                                      ===========   ===========   ===========  ===========   ===========   ===========   ===========

Cumulative interest rate
  sensitivity Gap ..................  $(1,454,823)  $  (665,377)  $   445,344  $ 1,205,530   $ 1,850,100   $ 1,545,013
                                      ===========   ===========   ===========  ===========   ===========   ===========

Cumulative interest rate
  sensitivity gap as a percent
  of total assets ..................      (11.03)%       (5.04)%        3.38%        9.14%        14.02%        11.71%

Cumulative interest-earning
  assets as a percent of
  interest-bearing liabilities .....       65.30%         89.10%      106.12%      115.14%       121.76%       113.54%

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Item 4. - Controls and Procedures

         Ronald E. Hermance, Jr., our President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of October 10, 2002. Based upon their evaluation, they each found that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There were no significant changes in our disclosure controls and procedures or internal controls for financial reporting or other factors that could significantly affect those controls subsequent to October 10, 2002, and we identified no significant deficiencies or material weaknesses requiring corrective action with respect to those controls.

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


Item 4. - Submission of Matters to a Vote of Security Holders

     No matter was submitted during the quarter ended September 30, 2002 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

Item 5. - Other Information

     Not applicable.


Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibit 99.1: Statement furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Hudson City Bancorp, Inc.




Date: November 12, 2002                By: /s/ Ronald E. Hermance, Jr.
                                           -------------------------------------
                                           Ronald E. Hermance, Jr.
                                           President and Chief Executive Officer
                                           (principal executive officer)




Date: November 12, 2002                By: /s/ Denis J. Salamone
                                           -------------------------------------
                                           Denis J. Salamone
                                           Senior Executive Vice President and
                                           Chief Operating Officer
                                           (principal financial and
                                           accounting officer)

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                           CERTIFICATION OF DISCLOSURE


I, Ronald E. Hermance, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hudson City Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                By: /s/ Ronald E. Hermance, Jr.
                                           -------------------------------------
                                           Ronald E. Hermance, Jr.
                                           President and Chief Executive Officer

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                           CERTIFICATION OF DISCLOSURE

I, Denis J. Salamone, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hudson City Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                By: /s/ Denis J. Salamone
                                           -------------------------------------
                                           Denis J. Salamone
                                           Senior Executive Vice President
                                           and Chief Operating Officer