Form 10-K
period 2002-12-31
HUDSON CITY BANCORP INC
filed 2003-03-26
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: DECEMBER 31, 2002

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

                              Yes  [X]   No  [ ]

         As of March 7, 2003, the registrant had 231,276,600 shares of common stock, $0.01 par value, issued and 192,191,522 shares outstanding. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant's mutual holding company, and 69,614,922 shares were held by the public and directors, officers and employees of the registrant. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 7, 2003 was $1,082,544,000. This figure was based on the closing price by the Nasdaq National Market for a share of the registrant's common stock, which was $19.11 as reported in the Wall Street Journal on March 10, 2003.

         Documents Incorporated by Reference: Portions of the definitive Proxy Statement dated April 2, 2003 in connection with the Annual Meeting of Stockholders to be held on May 2, 2003 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about April 2, 2003, are incorporated by reference into Part III.

                            HUDSON CITY BANCORP, INC.
                         2002 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I
          Item 1           Business....................................................................      2
          Item 2           Properties..................................................................     45
          Item 3           Legal Proceedings...........................................................     46
          Item 4           Submission of Matters to a Vote of Security Holders.........................     46

PART II
          Item 5           Market for Registrant's Common Equity and Related Stockholder Matters.......     47
          Item 6           Selected Financial Data.....................................................     48
          Item 7           Management's Discussion and Analysis of Financial Condition and Results
                           Of Operations...............................................................     50
          Item 7a          Quantitative and Qualitative Disclosures About Market Risk..................     77
          Item 8           Financial Statements and Supplementary Data.................................     78
          Item 9           Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure........................................................    111

PART III
          Item 10          Directors and Executive Officers of the Company.............................    112
          Item 11          Executive Compensation......................................................    112
          Item 12          Security Ownership of Certain Beneficial Owners and Management..............    112
          Item 13          Certain Relationships and Related Transactions..............................    113
          Item 14          Controls and Procedures.....................................................    114
          Item 15          Principal Accountant Fees and Services......................................    114

PART IV
          Item 16          Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    115

SIGNATURES.............................................................................................    119

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         This Annual Report on Form 10-K contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in economic and market conditions, changes in legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Hudson City Bancorp's interest rate spread or other income anticipated from operations and investments. As used in this Form 10-K, "we" and "us" and "our" refer to Hudson City Bancorp, Inc. and its consolidated subsidiary, Hudson City Savings Bank, depending on the context.

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

         In 1999, Hudson City Savings converted and reorganized from a New Jersey chartered mutual savings bank into a two-tiered mutual savings bank holding company structure and became a wholly-owned subsidiary of Hudson City Bancorp. Hudson City Bancorp sold 47% of the then outstanding shares of its common stock to the public at $10.00 per share and received net proceeds of $527.6 million. Hudson City Bancorp contributed 50% of the net proceeds from the initial public offering to Hudson City Savings. Hudson City Bancorp issued 53% of the then outstanding shares of its common stock to Hudson City, MHC. At December 31, 2002, as a result of stock repurchases, Hudson City, MHC owned 63.85% of Hudson City Bancorp.

         As part of our reorganization in structure, Hudson City Savings organized Hudson City, MHC as a New Jersey chartered mutual savings bank holding company which is registered as a bank holding company with the FRB. Hudson City, MHC's principal assets are the shares of common stock of Hudson City Bancorp it received in the reorganization, the $200,000 it received as its initial capitalization and the cash dividends it receives on the shares of Hudson City Bancorp common stock it owns. Hudson City, MHC does not engage in any business activity other than its investment in a majority of the common stock of Hudson City Bancorp and the management of any cash dividends received from Hudson City Bancorp. Federal and state law and regulations require that as long as Hudson City, MHC is in existence it must own a majority of Hudson City Bancorp's common stock.

         Hudson City Savings is a New Jersey chartered stock savings bank, serving the customers of New Jersey since 1868. We are the largest savings bank by asset size headquartered in New Jersey. Our deposits are insured by the Federal Deposit Insurance Corporation ("FDIC.") We are examined and regulated by the Department of Banking and Insurance of the State of New Jersey and the FDIC.

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

AVAILABLE INFORMATION

         Hudson City Bancorp, Inc.'s periodic and current reports, and any amendments thereto, are made available free of charge on our website, www.hcbk.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Such reports are also available on the Securities and Exchange Commission's website at www.sec.gov.

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

         Our market areas provide distinct differences in demographics and economic characteristics. The northern New Jersey market (including Bergen, Essex, Hudson, Middlesex, Morris, Passaic, Union and Warren Counties) represents the greatest concentration of population, deposits and income in the State. The combination of these counties represents more than half of the entire New Jersey population and more than half of New Jersey households. The northern New Jersey market also represents the greatest concentration of Hudson City Savings retail operations - both lending and deposit gathering - and based on its high level of economic activity, we believe that the northern New Jersey market provides significant opportunities for future growth. The New Jersey shore market (including Atlantic, Monmouth and Ocean counties) represents a strong concentration of population and income, and is an increasingly popular resort and retirement economy - providing healthy opportunities for deposit growth and residential lending. The southwestern New Jersey market (including Burlington, Camden and Gloucester counties) consists of communities adjacent to the Philadelphia metropolitan area and represents the smallest concentration of deposits for Hudson City Savings.

         Our future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment within the State of New Jersey. The slower economic conditions experienced during 2002, characterized by higher unemployment and a declining equity market, did not impact our recent loan demand or growth opportunities, but have moderately affected our loan delinquencies. We believe that we have developed lending products and marketing strategies to address the diverse credit-related needs of the residents in our market area.

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

LENDING ACTIVITIES

         Loan Portfolio Composition. Our loan portfolio primarily consists of one- to four-family residential first mortgage loans. To a lesser degree, the loan portfolio includes consumer and other loans, which primarily consist of home equity credit lines and fixed-rate second mortgage loans. We have not originated commercial real estate loans or loans secured by multi-family residences since the early 1980's and we do not originate construction loans. We stopped originating commercial/industrial business loans in 1993, although we have the legal authority to make such loans. From time to time, we purchase participation interests in multi-family and commercial first mortgage loans, and commercial loans through community-based organizations. These loans amounted to $2.6 million at December 31, 2002.

         At December 31, 2002, we had total loans of $6.97 billion, of which $6.84 billion, or 98.2%, were first mortgage loans. Of residential mortgage loans outstanding at that date, 86.5% were fixed-rate mortgage loans and 13.5% were variable-rate, or ARM, loans. At December 31, 2002, consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $128.2 million, or 1.8%, of total loans. We also offer guaranteed student loans through the Student Loan Marketing Association ("SallieMae") "Loan Referral Program."

         Our loans are subject to federal and state laws and regulations. The interest rates we charge on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the FRB, legislative tax policies and governmental budgetary matters.

         The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

                                                             AT DECEMBER 31,
                                -------------------------------------------------------------------------------
                                           2002                       2001                        2000
                                ------------------------   ------------------------    ------------------------
                                                PERCENT                    PERCENT                      PERCENT
                                   AMOUNT      OF TOTAL       AMOUNT       OF TOTAL       AMOUNT       OF TOTAL
                                ------------   ---------   ------------   ---------    -------------   --------
                                                            (DOLLARS IN THOUSANDS)
FIRST MORTGAGE LOANS:
     One- to four-family.....   $  6,708,806       96.25%  $  5,664,973       94.93%   $   4,607,891      94.56%
     FHA/VA..................        131,209        1.88        151,203        2.53          112,937       2.32
     Multi-family and
         commercial..........          2,668        0.04          2,548        0.04            2,380       0.05
                                ------------   ---------   ------------   ---------    -------------   --------
         Total first mortgage
            loans............      6,842,683       98.17      5,818,724       97.50        4,723,208      96.93
                                ------------   ---------   ------------   ---------    -------------   --------

CONSUMER AND OTHER LOANS:
     Fixed-rate second
         mortgages...........         93,691        1.34        115,244        1.93          118,319       2.43
     Home equity credit
         lines...............         33,543        0.48         32,715        0.55           29,119       0.60
     Other...................            983        0.01          1,488        0.02            2,094       0.04
                                ------------   ---------   ------------   ---------    -------------   --------

         Total consumer and
            other loans......        128,217        1.83        149,447        2.50          149,532       3.07
                                ------------   ---------   ------------   ---------    -------------   --------

            Total loans......      6,970,900      100.00%     5,968,171      100.00%       4,872,740     100.00%
                                               =========                  =========                    ========
LESS:
     Deferred loan fees......         13,508                     12,060                        9,555
     Allowance for loan
         losses..............         25,501                     24,010                       22,144
                                ------------               ------------                -------------
         Net loans...........   $  6,931,891               $  5,932,101                $   4,841,041
                                ============               ============                =============

                                                  AT DECEMBER 31,
                               ---------------------------------------------------
                                          1999                       1998
                               ------------------------   ------------------------
                                               PERCENT                    PERCENT
                                  AMOUNT      OF TOTAL       AMOUNT      OF TOTAL
                               ------------   ---------   ------------   ---------
                                            (DOLLARS IN THOUSANDS)
FIRST MORTGAGE LOANS:
     One- to four-family.....  $  4,126,153       95.82%  $  3,516,947       96.10%
     FHA/VA..................        66,150        1.54         52,958        1.45
     Multi-family and
         commercial..........         2,131        0.05          2,911        0.08
                               ------------   ---------   ------------   ---------
         Total first mortgage
            loans............     4,194,434       97.41      3,572,816       97.63
                               ------------   ---------   ------------   ---------

CONSUMER AND OTHER LOANS:
     Fixed-rate second
         mortgages...........        82,913        1.93         56,118        1.53
     Home equity credit
         lines...............        26,321        0.61         28,045        0.77
     Other...................         2,207        0.05          2,428        0.07
                               ------------   ---------   ------------   ---------

         Total consumer and
            other loans......       111,441        2.59         86,591        2.37
                               ------------   ---------   ------------   ---------

            Total loans......     4,305,875      100.00%     3,659,407      100.00%
                                              =========                  =========
LESS:
     Deferred loan fees......        10,631                     11,146
     Allowance for loan
         losses..............        20,010                     17,712
                               ------------               ------------
         Net loans...........  $  4,275,234               $  3,630,549
                               ============               ============

         Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2002. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $2.53 billion for 2002, $1.28 billion for 2001 and $475.9 million for 2000.

                                                          AT DECEMBER 31, 2002
                                              ---------------------------------------------
                                                  FIRST         CONSUMER
                                                MORTGAGE          AND
                                                  LOANS        OTHER LOANS       TOTAL
                                              -------------   ------------   --------------
                                                             (IN THOUSANDS)
AMOUNTS DUE:
      One year or less.....................   $       1,373   $        851   $        2,224
                                              -------------   ------------   --------------

      After one year:
          One to three years...............           4,166          5,447            9,613
          Three to five years..............          40,233         13,505           53,738
          Five to ten years................         296,047         34,259          330,306
          Ten to twenty years..............       1,492,492         74,155        1,566,647
          Over twenty years................       5,008,372              -        5,008,372
                                              -------------   ------------   --------------

             Total due after one year......       6,841,310        127,366        6,968,676
                                              -------------   ------------   --------------

             Total loans...................   $   6,842,683   $    128,217        6,970,900
                                              =============   ============

LESS:
      Deferred loan fees...................                                          13,508
      Allowance for loan losses............                                          25,501
                                                                             --------------

             Net loans.....................                                  $    6,931,891
                                                                             ==============

         The following table presents, as of December 31, 2002, the dollar amount of all loans due after December 31, 2003, and whether these loans have fixed interest rates or adjustable interest rates.

                                                    DUE AFTER DECEMBER 31, 2003
                                               -------------------------------------
                                                  FIXED      ADJUSTABLE     TOTAL
                                               -----------   ----------  -----------
                                                           (IN THOUSANDS)
First mortgage loans.......................    $ 5,921,536   $  919,774  $ 6,841,310
Consumer and other loans...................         93,324       34,042      127,366
                                               -----------   ----------  -----------

          Total loans due after one year...    $ 6,014,860   $  953,816  $ 6,968,676
                                               ===========   ==========  ===========

         The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------------
                                                            2002        2001         2000
                                                        -----------  -----------  -----------
                                                                   (IN THOUSANDS)
TOTAL LOANS:
      Balance outstanding at beginning of period....    $ 5,968,171   $4,872,740  $ 4,305,875
                                                        -----------  -----------  -----------

ORIGINATIONS:
      First mortgage loans..........................      1,840,857    1,523,192      895,074
      Consumer and other loans......................         66,441       64,238       73,799
                                                        -----------  -----------  -----------

          Total originations........................      1,907,298    1,587,430      968,873
                                                        -----------  -----------  -----------

PURCHASES:
      One- to four-family first mortgage loans......      1,684,368      794,881       55,372
      FHA/VA first mortgage loans...................         32,819       62,356       54,931
      Other first mortgage loans....................            219          401          430
                                                        -----------  -----------  -----------

          Total purchases...........................      1,717,406      857,638      110,733
                                                        -----------  -----------  -----------

LESS:
      Principal payments:
          First mortgage loans......................      2,533,047    1,281,989      475,905
          Consumer and other loans..................         87,671       64,323       35,447
                                                        -----------  -----------  -----------

             Total principal payments...............      2,620,718    1,346,312      511,352
                                                        -----------  -----------  -----------

      Transfers to foreclosed real estate...........          1,257          747        1,126
      Loan sales....................................              -        2,578          263
                                                        -----------  -----------  -----------

          Balance outstanding at end of period......    $ 6,970,900  $ 5,968,171  $ 4,872,740
                                                        ===========  ===========  ===========

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

         Late in 2000, we established a wholesale loan purchase program designed principally to supplement our retail loan origination production, which is currently being done solely within the state of New Jersey. The purchase of whole loans enables us to diversify assets outside our local market area, thus providing a safeguard against economic trends that might affect one particular area of the nation. Through this program, we expect to obtain assets with a relatively low overhead cost, minimize related servicing costs, and supplement loan demand in our local lending areas. We have developed written standard operating guidelines relating to the purchasing of these assets. These guidelines include the evaluation and approval process of the various sellers, primarily large national mortgage loan seller/servicers, from whom we choose to buy whole loans, the types of whole loans, acceptable property locations and maximum interest rate variances. The purchasing agreements, as established with each servicer/seller, contain parameters as to the loans that can be included in each package. These parameters, such as maximum loan size and maximum loan-to-value ratio, conform to parameters utilized by us to originate mortgage loans. Purchased loan packages are subject to internal due diligence procedures, which may include review of individual loan files. This review subjects the purchased loan file to substantially the same underwriting standards used in our own loan origination process. Loan packages purchased include mortgage loans secured by properties located primarily in the east coast corridor states between Boston and Washington, D.C., and in Michigan and Illinois.

         The servicing of purchased loans are governed by the servicing agreement entered into with each servicer. Oversight of the servicer is maintained by us through review of all reports, remittances and non-performing loan ratios with appropriate further action taken as required. These operating guidelines should provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. We purchased first mortgage loans of $1.72 billion in 2002. The average size of our one-to-four family mortgage loans purchased during 2002 was approximately $408,000.

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

         We currently offer loans that conform to underwriting standards that are based on standards specified by FannieMae ("conforming loans"), non-conforming loans, and loans processed as limited documentation loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities up to 30 years. The non-conforming loans generally follow FannieMae guidelines except for the loan amount. FannieMae guidelines limit loans to $322,700; our non-conforming loans may exceed such limits. The average size of our one- to four-family mortgage loans originated in 2002 was approximately $292,000. The overall average size of our one- to four-family first mortgage loans was approximately $212,000 at December 31, 2002. We are an approved seller/servicer for FannieMae and an approved servicer for FreddieMac. We generally hold loans for our portfolio but have, from time to time, sold loans in the secondary market.

         Our originations of first mortgage loans amounted to $1.84 billion in 2002, $1.52 billion in 2001 and $895.1 million in 2000. In 2002 and 2001, a significant number of our first mortgage loan originations were the result of refinancing of our existing loans due to the relatively low interest rate levels during those times. In 2000, with relatively higher interest rates, refinancing of existing mortgages were lower. Total refinancing of our existing first mortgage loans were as follows:

                                        PERCENT OF
                                      FIRST MORTGAGE
                     AMOUNT         LOAN ORIGINATIONS
                 -------------     -------------------
                 (IN MILLIONS)
2002........     $  496.8                  27.0%
2001........        272.4                  17.9
2000........         20.1                   2.2

         In April 2001, we began to allow certain customers to modify their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to a low interest rate environment. The modification allows adjustment of the existing interest rate to the currently offered fixed interest rate product with a similar or reduced term, for a fee, after past payment performance is reviewed. In general, all other terms and conditions of the existing mortgage remain the same. In 2002 and 2001, we modified $866.3 and $169.5 million of existing mortgage loans, respectively.

         We offer a variety of variable-rate and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. Except for loans to low- and moderate-income home mortgage applicants, described below, loans on owner-occupied one- to four-family homes of up to $500,000 are subject to a maximum loan-to-value ratio of 80%. However, we make loans in amounts up to $400,000 with a 95% loan-to-value ratio and loans in excess of $400,000 and less than $500,000 with a 90% loan-to-value ratio if the borrower obtains private mortgage insurance. Loan-to-value ratios of 80% or less are also required for one- to four-family loans in excess of $500,000 and less than $750,000. Loans in excess of $750,000 and up to $1,000,000 are subject to a maximum 70% loan-to-value ratio. Loan-to-value ratios of 60% or less are required for one- to four-family loans in excess of $1,000,000 and less than $1,500,000.

         We currently offer fixed-rate mortgage loans in amounts generally up to $1.5 million with a maximum term of 30 years secured by one- to four-family residences. We price our interest rates on fixed-rate loans to be competitive in light of market conditions.

         We currently offer a variety of ARM loans secured by one- to four-family residential properties that initially adjust after one year, five years or ten years, in amounts generally up to $1.5 million. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that we currently originate have a maximum 30-year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year ("constant treasury maturity index") and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. In the current rate environment, where the yield curve is relatively steep, the ARM loans we offer have initial interest rates above the fully indexed rate. The loans originated with initial interest rates above the fully indexed rate may reprice down at their initial interest reset date, which could adversely effect our net interest income. As of December 31, 2002, the initial offered rate on these loans was 113 to 175 basis points above the current fully indexed rate. We originated $168.5 million of one- to four-family ARM loans in 2002. At December 31, 2002, 13.5% of our one- to four-family mortgage loans consisted of ARM loans.

         The retention of ARM loans helps reduce exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise, which increases the potential for default. The marketability of the underlying property also may be adversely affected. In order to minimize risks, we evaluate borrowers of one-year ARM loans based on their ability to repay the loans at the higher of the initial interest rate or the fully indexed rate. All other loan products are evaluated at the offered rate. In an effort to further reduce interest rate risk, we have not in the past, nor do we currently, originate ARM loans which provide for negative amortization of principal.

         In addition to our full documentation loan program, we process some loans as limited documentation loans. We have originated these loans for over 10 years. Loans eligible for limited documentation processing are ARM loans and 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 75% of the lower of the appraised value or purchase price of the property. The maximum loan amount for limited documentation loans is $500,000. We do not charge borrowers additional fees for limited documentation loans. We require applicants for limited documentation loans to complete a FreddieMac/FannieMae loan application and request income, assets and credit history information from the borrower. Additionally, we obtain credit reports from outside vendors on all borrowers. We also look at other information to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although relatively minor delinquencies which are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income, asset information and other information where we believe circumstances warrant.

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

         In addition to our standard mortgage and consumer credit products, since 1992, we have developed mortgage programs designed to address the credit needs of low- and moderate-income home mortgage applicants, first-time home buyers and low- and moderate-income home improvement loan applicants. We define low- and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income in the county where the subject property is located. Our low- and moderate-income home improvement loans are discussed under "-- Consumer Loans." Among the features of the low- and moderate-income home mortgage and first-time home buyer's programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For instance, certain of these programs currently provide for loans with up to 95% loan-to-value ratios and rates which are 25 to 50 basis points lower than our traditional mortgage loans. In 2002, we provided $86.1 million in mortgage loans to home buyers under these programs.

         Consumer Loans. At December 31, 2002, $128.2 million, or 1.8%, of our total loans consisted of consumer and other loans, primarily home equity credit lines and fixed-rate second mortgage loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. Consumer loans also carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

         We offer fixed-rate second mortgage loans in amounts up to $200,000 secured by owner-occupied one- to four-family residences located in the state of New Jersey for terms of up to 20 years. At December 31, 2002 these loans totaled $93.7 million, or 1.3% of total loans. Interest rates on fixed-rate second mortgage loans are periodically set by our Consumer Loan Department based on market conditions. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property.

         We also offer fixed-rate second mortgage loans to low- and moderate-income borrowers in amounts up to $20,000. The borrower must use a portion of the loan proceeds for home improvements or the satisfaction of an existing obligation. The underwriting standards under this program are similar to those for standard second mortgage loans, except that the combined maximum loan-to-value ratio is 90%.

         Our home equity credit line loans, which totaled $33.5 million, or 0.5% of total loans at December 31, 2002, are adjustable-rate loans secured by a second mortgage on owner-occupied one- to four-family residences located in the State of New Jersey. Current interest rates on home equity credit lines are based on the "prime rate" as published in the "Money Rates" section of The Wall Street Journal (the "Index") subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100 whichever is greater. The maximum credit line available is $200,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.

         Other loans totaled $983,000 at December 31, 2002 and consisted of collateralized passbook loans, overdraft protection loans, automobile loans, unsecured personal loans and commercial loans made to community-based organizations. We no longer originate student loans, but offer guaranteed student loans through the SallieMae "Loan Referral Program."

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

         The collection procedures for consumer and other loans include our sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel in our Consumer Loan Collection Department review loans 60 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may refer the matter to our legal counsel for further collection effort or charge-off the loan. Loans we deem to be uncollectible are proposed for charge-off by our Collection Department. Charge-offs of consumer loans require the approval of our Consumer Loan Officer and either the Senior Vice President-Lending, our Chief Executive Officer or Chief Operating Officer.

         Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate.

         At December 31, 2002, 2001 and 2000, loans delinquent 60 days to 89 days and 90 days or more were as follows:

                                                    2002                                          2001
                                     -------------------------------------------    -----------------------------------------
                                          60-89 DAYS           90 DAYS OR MORE           60-89 DAYS         90 DAYS OR MORE
                                     -------------------     -------------------    -------------------   -------------------
                                               PRINCIPAL               PRINCIPAL              PRINCIPAL             PRINCIPAL
                                    NO. OF      BALANCE      NO. OF     BALANCE     NO. OF     BALANCE    NO. OF     BALANCE
                                     LOANS     OF LOANS       LOANS    OF LOANS      LOANS    OF LOANS     LOANS    OF LOANS
                                    ------     ---------     ------    ---------    ------    ---------   ------    ---------
                                                                                                  (DOLLARS IN THOUSANDS)
One- to four-family
    first mortgages...........          46     $   6,701         62    $  10,670        58    $   7,289       72    $  10,556
FHA/VA first mortgages........          27         2,591         77        9,506        36        2,402       55        5,007
Consumer and other loans......           3            10          2           19         -            -        3           85
                                    ------     ---------     ------    ---------    ------    ---------   ------    ---------

Total delinquent loans
    (60 days and over)........          76     $   9,302        141    $  20,195        94    $   9,691      130    $  15,648
                                    ======     =========     ======    =========    ======    =========   ======    =========

Delinquent loans (60 days
    and over) to total loans..                      0.13%                   0.29%                  0.16%                 0.26%

                                                    2000
                                 -------------------------------------------
                                      60-89 DAYS           90 DAYS OR MORE
                                 -------------------     -------------------
                                           PRINCIPAL               PRINCIPAL
                                NO. OF      BALANCE      NO. OF     BALANCE
                                 LOANS     OF LOANS       LOANS    OF LOANS
                                ------     ---------     ------    ---------
                                           (DOLLARS IN THOUSANDS)
One- to four-family
    first mortgages...........      53     $   5,552         89    $  11,004
FHA/VA first mortgages........      28         1,544         36        1,941
Consumer and other loans......       4            10          2           30
                                ------     ---------    -------    ---------

Total delinquent loans
    (60 days and over)........      85     $   7,106        127    $  12,975
                                ======     =========    =======    =========

Delinquent loans (60 days
    and over) to total loans..                  0.15%                   0.27%

         Non-performing assets, which include foreclosed real estate, net, non-accrual loans and accruing loans delinquent 90 days or more, increased $5.6 million, or 35.2%, to $21.5 million at December 31, 2002 from $15.9 million at December 31, 2001 primarily due to the growth of the loan portfolio and the slower economy during 2002, which was characterized by higher unemployment. The increase in accruing loans delinquent 90 days or more was primarily due to the increase in delinquencies in our purchased FHA/VA loan portfolio of $4.5 million. The accrual of income on FHA/VA loans is generally not discontinued as they are guaranteed by a federal agency. Our $20.2 million in loans delinquent 90 days or more at December 31, 2002 were comprised primarily of 139 one- to four-family first mortgage loans (including FHA/VA first mortgage loans). At December 31, 2002, our largest loan delinquent 90 days or more had a balance of $484,000.

         The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

                                                                       AT DECEMBER 31,
                                                    --------------------------------------------------------
                                                      2002        2001         2000       1999        1998
                                                    ---------   ---------   ---------   --------   ---------
                                                                                   (DOLLARS IN THOUSANDS)
Non-accrual first mortgage loans.................   $   6,053   $   8,177   $  10,422   $ 11,301   $  13,212
Non-accrual consumer and other loans.............          19          85          30          2           4
Accruing loans delinquent 90 days or more........      14,123       7,386       2,523      2,724       2,123
                                                    ---------   ---------   ---------   --------   ---------

      Total non-performing loans.................      20,195      15,648      12,975     14,027      15,339

Foreclosed real estate, net......................       1,276         250         438        367       1,026
                                                    ---------   ---------   ---------   --------   ---------

      Total non-performing assets................   $  21,471   $  15,898   $  13,413   $ 14,394   $  16,365
                                                    =========   =========   =========   ========   =========

Non-performing loans to total loans..............        0.29%       0.26%       0.27%      0.33%       0.42%
Non-performing assets to total assets............        0.15        0.14        0.14       0.17        0.21

         The total amount of interest income received during the year on non-accrual loans outstanding at December 31, 2002, 2001 and 2000 amounted to $109,000, $154,000 and $179,000, respectively. Additional interest income totaling $319,000, $483,000 and $652,000 on non-accrual loans would have been recognized in 2002, 2001 and 2000, respectively, if interest on all such loans had been recorded based upon original contract terms. We are not committed to lend additional funds to borrowers on non-accrual status.

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

         We define the population of impaired loans to be all non-accrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. We had no loans classified as impaired at December 31, 2002 and 2001. In addition, at December 31, 2002 and 2001, we had no loans classified as troubled debt restructurings, as defined in SFAS No. 15.

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

         Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

                                                         AT OR FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                               2002           2001         2000         1999         1998
                                           -----------     ----------   ----------   ---------    ----------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period..........   $    24,010     $   22,144   $   20,010   $  17,712    $  15,625
                                           -----------     ----------   ----------   ---------    ---------

Provision for loan losses...............         1,500          1,875        2,130       2,350        2,400
                                           -----------     ----------   ----------   ---------    ---------

Charge-offs:
      First mortgage loans..............            (3)            (6)         (18)        (64)        (283)
      Consumer and other loans..........           (10)           (14)           -          (9)         (53)
                                           -----------     ----------   ----------   ---------    ---------

          Total charge-offs.............           (13)           (20)         (18)        (73)        (336)

Recoveries..............................             4             11           22          21           23
                                           -----------     ----------   ----------   ---------    ---------

      Net (charge-offs) recoveries.....             (9)            (9)           4         (52)        (313)
                                           -----------     ----------   ----------   ---------    ---------

Balance at end of period................   $    25,501     $   24,010   $   22,144   $  20,010    $  17,712
                                           ===========     ==========   ==========   =========    =========

Net charge-offs to average loans........             -%             -%           -%      0.001%        0.01%
Allowance for loan losses to
      total loans.......................          0.37           0.40         0.45        0.46         0.48
Allowance for loan losses to
      non-performing loans..............        126.27         153.44       170.67      142.65       115.47

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

         Our primary lending emphasis is the origination of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we had a loan concentration in residential first mortgage loans at December 31, 2002, the majority of which are secured by real property located in New Jersey. Of residential first mortgage loans outstanding at December 31, 2002, 13.5%, or $921.4 million, were adjustable-rate mortgages. The ability of borrowers to make payments on their adjustable-rate mortgages may decrease if interest rates rise.

         Based on the composition of our loan portfolio and the growth in our loan portfolio over the past five years, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a further decline in the economy, generally, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses. Accordingly, we have maintained our provision for loan losses at the current level to primarily address the actual growth in our loan portfolio. We consider it important to maintain the ratio of our allowance for loan losses to total loans within an acceptable range. At December 31, 2002, the allowance for loan losses as a percentage of total loans was 0.37% compared with 0.48% at December 31, 1998. Because of the primary emphasis of our lending practices and the current market conditions, we consider 0.37% to be within an acceptable range. Furthermore, the increase in the allowance for loan losses each year from 1998 to 2002 reflected the continued growth in the loan portfolio, the relatively low levels of loan charge-offs, the stability in the real estate market during those years and the resulting stability in our overall loan quality.

         Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgement and short-term change.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Years Ended December 31, 2002 and 2001-- Provision for Loan Losses."

         The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at December 31, 2002, 2001, 2000, 1999, and 1998.

                                                                       AT DECEMBER 31,
                                  -------------------------------------------------------------------------------------------
                                            2002                            2001                            2000
                                  --------------------------      ---------------------------      --------------------------
                                                  PERCENTAGE                      PERCENTAGE                      PERCENTAGE
                                                 OF LOANS IN                      OF LOANS IN                     OF LOANS IN
                                                   CATEGORY                        CATEGORY                        CATEGORY
                                                   TO TOTAL                        TO TOTAL                        TO TOTAL
                                    AMOUNT          LOANS           AMOUNT           LOANS           AMOUNT          LOANS
                                  ---------      -----------      ---------       -----------      ---------      -----------
                                                                     (DOLLARS IN THOUSANDS)
First mortgage loans:
    One- to four-family
        conventional..........    $  23,040            96.25%     $  18,114             94.93%     $  13,628            94.56%
    Other first mortgages.....           26             1.92             28              2.57             24             2.37
                                  ---------      -----------      ---------       -----------      ---------      -----------

        Total first mortgage
            loans.............       23,066            98.17         18,142             97.50         13,652            96.93

Consumer and other loans......        1,097             1.83          1,247              2.50          1,233             3.07

Unallocated...................        1,338                -          4,621                 -          7,259                -
                                  ---------      -----------      ---------       -----------      ---------      -----------
    Total allowance for
        loan losses...........    $  25,501           100.00%     $  24,010            100.00%     $  22,144           100.00%
                                  =========      ===========      =========       ===========      =========      ===========

                                                        AT DECEMBER 31,
                                  -----------------------------------------------------------
                                            1999                            1998
                                  --------------------------      ---------------------------
                                                  PERCENTAGE                      PERCENTAGE
                                                 OF LOANS IN                      OF LOANS IN
                                                   CATEGORY                        CATEGORY
                                                   TO TOTAL                        TO TOTAL
                                    AMOUNT          LOANS           AMOUNT           LOANS
                                  ---------      -----------      ---------       -----------
                                                   (DOLLARS IN THOUSANDS)
First mortgage loans:
    One- to four-family
        conventional..........    $  12,340            95.82%     $  11,168             96.10%
    Other first mortgages.....           21             1.59             29              1.53
                                  ---------      -----------      ---------       -----------

        Total first mortgage
            loans.............       12,361            97.41         11,197             97.63

Consumer and other loans......          957             2.59            656              2.37

Unallocated...................        6,692                -          5,859                 -
                                  ---------      -----------      ---------       -----------
    Total allowance for
        loan losses...........    $  20,010           100.00%     $  17,712            100.00%
                                  =========      ===========      =========       ===========

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

         Our investment policy currently does not authorize participation in hedging programs, options or futures transactions or interest rate swaps and also prohibits the purchase of non-investment grade bonds. In the future we may amend our policy to allow us to engage in hedging transactions. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council ("FFIEC") considers to be an unsuitable investment practice. In addition, the policy provides that we shall attempt to maintain primary liquidity, which consists of investments in cash, cash in banks, money market investments, securities with remaining maturities of less than five years and GNMA mortgage-backed securities classified as available for sale, in an amount equal to 4% of total deposits and short-term borrowings. At December 31, 2002, our primary liquidity ratio was 18.1%. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-backed securities, see "-- Carrying Values, Yields and Maturities."

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

         At December 31, 2002, mortgage-backed securities classified as held to maturity totaled $4.73 billion, or 33.5% of total assets, while $1.39 billion, or 9.8% of total assets, were classified as available for sale. At December 31, 2002, the mortgage-backed securities portfolio had a weighted average rate of 5.72% and a market value of approximately $6.22 billion. Of the mortgage-backed securities we held at December 31, 2002, $3.72 billion, or 60.7% of total mortgage-backed securities, had fixed rates and $2.41 billion, or 39.3% of total mortgage-backed securities, had adjustable-rates. Mortgage-backed securities at

December 31, 2002 included real estate mortgage investment conduits ("REMICs"), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations ("CMOs"). The volume of our mortgage-backed security purchases increased during 2002, compared to 2001, due to the lower interest rate environment which caused an increase in prepayment activity.

         Of the mortgage-backed securities purchased in 2002, $1.44 billion were REMICs. The REMIC purchases in 2002 had fixed interest rates and generally had shorter average lives compared with alternate mortgage-backed security investments available at the time of purchase. Our REMICs have fixed coupon rates ranging from 5.00% to 6.50% and a weighted average rate of 6.16% at December 31, 2002. At December 31, 2002, REMICs totaled $2.27 billion, which constituted 37.1% of the mortgage-backed securities portfolio. Our REMICs had an expected average life of 1.36 years at December 31, 2002. Purchases of mortgage-backed securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and are used to collateralize certain borrowings. In general, mortgage-backed securities issued or guaranteed by GNMA, FannieMae and FreddieMac are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk-weighting assigned to most non-securitized residential mortgage loans.

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

         The following table presents our investment securities activity for the periods indicated.

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                       2002           2001           2000
                                                     ---------      ---------      ---------
                                                                 (IN THOUSANDS)
INVESTMENT SECURITIES:
Carrying value at beginning of period ............   $ 168,868      $ 878,148      $ 813,437
                                                     ---------      ---------      ---------

Purchases:
           Held to maturity ......................           -              -            252
           Available for sale ....................     598,358        130,430         25,000
           Equity securities .....................         189         10,000              -
Calls:
           Held to maturity ......................         (35)           (40)          (150)
           Available for sale ....................    (202,687)      (855,614)          (211)
Maturities:
           Available for sale ....................        (651)             -           (325)
Sales:
           Available for sale ....................      (9,919)             -              -
Premium amortization and discount accretion, net..        (346)             -             39
Change in unrealized gain or loss ................       8,561          5,944         40,106
                                                     ---------      ---------      ---------

Net increase (decrease) in investment securities..     393,470       (709,280)        64,711
                                                     ---------      ---------      ---------

Carrying value at end of period ..................   $ 562,338      $ 168,868      $ 878,148
                                                     =========      =========      =========

         The following table presents our mortgage-backed securities activity for the periods indicated.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                        2002             2001             2000
                                                     -----------      -----------      -----------
                                                                    (IN THOUSANDS)
MORTGAGE-BACKED SECURITIES:
Carrying value at beginning of period ............   $ 5,009,178      $ 3,262,035      $ 3,097,072
                                                     -----------      -----------      -----------

Purchases:
         Held to maturity ........................     2,400,445        2,804,215          862,546
         Available for sale ......................     1,168,106          560,228                -
Principal payments:
         Held to maturity ........................    (2,133,902)      (1,584,372)        (693,241)
         Available for sale ......................      (250,244)         (35,996)               -
Sales:
         Available for sale ......................       (76,683)               -                -
Premium amortization and discount accretion, net..       (13,542)          (3,797)          (4,342)
Change in unrealized gain or loss ................        22,803            6,865                -
                                                     -----------      -----------      -----------

Net increase in mortgage-backed securities .......     1,116,983        1,747,143          164,963
                                                     -----------      -----------      -----------

Carrying value at end of period ..................   $ 6,126,161      $ 5,009,178      $ 3,262,035
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

                                                                         AT DECEMBER 31,
                                          ------------------------------------------------------------------------------
                                                          2002                                      2001
                                          -------------------------------------   --------------------------------------
                                           CARRYING    PERCENT OF       FAIR       CARRYING     PERCENT OF      FAIR
                                             VALUE      TOTAL (1)       VALUE       VALUE        TOTAL (1)      VALUE
                                          ----------   ----------    ----------   -----------   ----------    ----------
                                                                      (DOLLARS IN THOUSANDS)
MONEY MARKET INVESTMENTS:
  Federal funds sold..................    $   87,700       100.00%   $   87,700   $    17,600       100.00%   $   17,600
                                          ==========   ==========    ==========   ===========   ==========    ==========

INVESTMENT SECURITIES:
    HELD TO MATURITY:
    Municipal bonds...................    $    1,406         0.25%   $    1,497   $     1,441         0.85%   $    1,474
                                          ----------   ----------    ----------   -----------   ----------    ----------

    AVAILABLE FOR SALE:
    United States government
        agencies......................       549,505        97.72       549,505       156,408        92.62       156,408
    Corporate bonds...................           334         0.06           334         1,044         0.62         1,044
    Equity securities.................        11,093         1.97        11,093         9,975         5.91         9,975
                                          ----------   ----------    ----------   -----------   ----------    ----------

    Total available for sale..........       560,932        99.75       560,932       167,427        99.15       167,427
                                          ----------   ----------    ----------   -----------   ----------    ----------

    Total investment securities.......    $  562,338       100.00%   $  562,429   $   168,868       100.00%   $  168,901
                                          ==========   ==========    ==========   ===========   ==========    ==========

MORTGAGE-BACKED SECURITIES:
    BY ISSUER:
    HELD TO MATURITY:
    GNMA pass-through certificates....    $1,059,848        17.30%   $1,088,541   $ 1,704,584        34.03%   $1,730,296
    FNMA pass-through certificates....     1,186,247        19.36     1,221,835       642,457        12.83       656,063
    FHLMC pass-through certificates...       213,686         3.49       219,564       139,149         2.78       142,856
    FHLMC, FNMA and
        GNMA REMICs...................     2,274,485        37.13     2,298,999     1,992,298        39.77     2,001,477
                                          ----------   ----------    ----------   -----------   ----------    ----------

    Total held to maturity............     4,734,266        77.28     4,828,939     4,478,488        89.41     4,530,692

    AVAILABLE FOR SALE:
    GNMA pass-through certificates....     1,391,895        22.72     1,391,895       530,690        10.59       530,690
                                          ----------   ----------    ----------   -----------   ----------    ----------

    Total mortgage-backed securities..    $6,126,161       100.00%   $6,220,834   $ 5,009,178       100.00%   $5,061,382
                                          ==========   ==========    ==========   ===========   ==========    ==========

    BY COUPON TYPE:
    Adjustable-rate...................    $2,409,746        39.34%   $2,433,191   $ 2,131,492        42.55%   $2,151,018
    Fixed-rate .......................     3,716,415        60.66     3,787,643     2,877,686        57.45     2,910,364
                                          ----------   ----------    ----------   -----------   ----------    ----------

    Total mortgage-backed securities..    $6,126,161       100.00%   $6,220,834   $ 5,009,178       100.00%   $5,061,382
                                          ==========   ==========    ==========   ===========   ==========    ==========

TOTAL INVESTMENT PORTFOLIO............    $6,776,199                 $6,870,963   $ 5,195,646                 $5,247,883
                                          ==========                 ==========   ===========                 ==========

                                                   AT DECEMBER 31,
                                          -------------------------------------
                                                           2000
                                          -------------------------------------
                                           CARRYING    PERCENT OF      FAIR
                                             VALUE      TOTAL (1)      VALUE
                                          ----------   ----------    ----------
                                                  (DOLLARS IN THOUSANDS)
MONEY MARKET INVESTMENTS:
    Federal funds sold................    $  121,700       100.00%   $  121,700
                                          ==========   ==========    ==========

INVESTMENT SECURITIES:
    HELD TO MATURITY:
    Municipal bonds ..................    $    1,481         0.17%   $    1,496
                                          ----------   ----------    ----------

    AVAILABLE FOR SALE:
    United States government
        agencies .....................       875,202        99.66       875,202
    Corporate bonds ..................         1,465         0.17         1,465
    Equity securities ................             -            -             -
                                          ----------   ----------    ----------

    Total available for sale..........       876,667        99.83       876,667
                                          ----------   ----------    ----------

    Total investment securities.......    $  878,148       100.00%   $  878,163
                                          ==========   ==========    ==========

MORTGAGE-BACKED SECURITIES:
    BY ISSUER:
    HELD TO MATURITY:
    GNMA pass-through certificates....    $2,457,168        75.32%   $2,474,259
    FNMA pass-through certificates....       635,691        19.49       641,715
    FHLMC pass-through certificates...       161,684         4.96       164,099
    FHLMC, FNMA and
        GNMA REMICs...................         7,492         0.23         7,431
                                          ----------   ----------    ----------

    Total held to maturity............     3,262,035       100.00     3,287,504

    AVAILABLE FOR SALE:
    GNMA pass-through certificates....             -            -             -
                                          ----------   ----------    ----------

    Total mortgage-backed securities..    $3,262,035       100.00%   $3,287,504
                                          ==========   ==========    ==========

    BY COUPON TYPE:
    Adjustable-rate...................    $2,391,200        73.30%   $2,401,842
    Fixed-rate........................       870,835        26.70       885,662
                                          ----------   ----------    ----------

    Total mortgage-backed securities..    $3,262,035       100.00%   $3,287,504
                                          ==========   ==========    ==========

TOTAL INVESTMENT PORTFOLIO............    $4,261,883                 $4,287,367
                                          ==========                 ==========

-----------------------------------
(1)  Based on carrying value for each investment type.

         Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2002. Mortgage-backed securities are presented by issuer and by coupon type. Equity securities have been excluded from this table.

                                                                            AT DECEMBER 31, 2002
                                            -----------------------------------------------------------------------------------
                                                                             MORE THAN ONE YEAR           MORE THAN FIVE YEARS
                                                ONE YEAR OR LESS                TO FIVE YEARS                 TO TEN YEARS
                                            -----------------------        ----------------------        ----------------------
                                                           WEIGHTED                      WEIGHTED                      WEIGHTED
                                             CARRYING       AVERAGE        CARRYING       AVERAGE        CARRYING       AVERAGE
                                               VALUE         RATE           VALUE          RATE            VALUE         RATE
                                            ----------    ---------        --------      --------        --------      --------
                                                                           (DOLLARS IN THOUSANDS)
MONEY MARKET INVESTMENTS:
     Federal funds sold................     $   87,700      1.25%         $        -          -%        $        -          -%
                                            ==========                    ==========                    ==========

INVESTMENT SECURITIES:
     HELD TO MATURITY:
     Municipal bonds...................     $        -         -          $      250       5.98         $      600       6.50
                                            ----------                    ----------                    ----------

     AVAILABLE FOR SALE:
     United States government
        agencies.......................              -         -                   -          -             91,367       6.08
     Corporate bonds...................            148      3.48                 162       5.29                 24       3.79
                                            ----------                    ----------                    ----------

     Total available for sale..........            148      3.48                 162       5.29             91,391       6.08
                                            ----------                    ----------                    ----------

     Total investment securities.......     $      148      3.48          $      412       5.71         $   91,991       6.08
                                            ==========                    ==========                    ==========

MORTGAGE-BACKED SECURITIES:
     BY ISSUER:
     HELD TO MATURITY:
     GNMA pass-through certificates....     $       11      7.04          $    3,803       8.05         $    5,201       8.97
     FNMA pass-through certificates....              -         -               6,513       7.09             54,623       6.68
     FHLMC pass-through certificates...             58      9.41               1,626       9.34             23,141       7.30
     FHLMC, FNMA and
         GNMA REMICs...................              -         -                   -          -                  -          -
                                            ----------                    ----------                    ----------

     Total held to maturity............             69      9.03              11,942       7.71             82,965       7.00

     AVAILABLE FOR SALE:
     GNMA pass-through certificates....              -         -                   -          -                  -          -
                                            ----------                    ----------                    ----------
     Total mortgage-backed securities..     $       69      9.03          $   11,942       7.71         $   82,965       7.00
                                            ==========                    ==========                    ==========
     BY COUPON TYPE:
     Adjustable-rate...................     $        -         -          $      146       5.93         $        -          -
     Fixed-rate........................             69      9.03              11,796       7.73             82,965       7.00
                                            ----------                    ----------                    ----------

     Total mortgage-backed securities..     $       69      9.03          $   11,942       7.71         $   82,965       7.00
                                            ==========                    ==========                    ==========
TOTAL INVESTMENT PORTFOLIO.............     $   87,917      1.26          $   12,354       7.64         $  174,956       6.52
                                            ==========                    ==========                    ==========

                                                              AT DECEMBER 31, 2002
                                            ------------------------------------------------------
                                               MORE THAN TEN YEARS                   TOTAL
                                             ----------------------         ----------------------
                                                           WEIGHTED                       WEIGHTED
                                             CARRYING       AVERAGE         CARRYING       AVERAGE
                                              VALUE          RATE             VALUE         RATE
                                             --------      --------         --------      --------
                                                             (DOLLARS IN THOUSANDS)
MONEY MARKET INVESTMENTS:
     Federal funds sold................     $        -          -%         $   87,700       1.25%
                                            ==========                     ==========

INVESTMENT SECURITIES:
     HELD TO MATURITY:
     Municipal bonds...................     $      556       6.18          $    1,406       6.28
                                            ----------                     ----------

     AVAILABLE FOR SALE:
     United States government
        agencies.......................        458,138       6.27             549,505       6.24
     Corporate bonds...................             --         --                 334       4.38
                                            ----------                     ----------

     Total available for sale..........        458,138       6.27             549,839       6.24
                                            ----------                     ----------

     Total investment securities.......     $  458,694       6.27          $  551,245       6.24
                                            ==========                     ==========

MORTGAGE-BACKED SECURITIES:
     BY ISSUER:
     HELD TO MATURITY:
     GNMA pass-through certificates....     $1,050,833       5.52          $1,059,848       5.55
     FNMA pass-through certificates....      1,125,111       5.99           1,186,247       6.03
     FHLMC pass-through certificates...        188,861       5.75             213,686       5.95
     FHLMC, FNMA and
         GNMA REMICs...................      2,274,485       6.16           2,274,485       6.16
                                            ----------                     ----------

     Total held to maturity............      4,639,290       5.96           4,734,266       5.98

     AVAILABLE FOR SALE:
     GNMA pass-through certificates....      1,391,895       4.83           1,391,895       4.83
                                            ----------                     ----------
     Total mortgage-backed securities..     $6,031,185       5.70          $6,126,161       5.72
                                            ==========                     ==========
     BY COUPON TYPE:
     Adjustable-rate...................     $2,409,600       5.07          $2,409,746       5.07
     Fixed-rate........................      3,621,585       6.12           3,716,415       6.14
                                            ----------                     ----------

     Total mortgage-backed securities..     $6,031,185       5.70          $6,126,161       5.72
                                            ==========                     ==========
TOTAL INVESTMENT PORTFOLIO.............     $6,489,879       5.74          $6,765,106       5.71
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

         Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings deposits, NOW accounts, checking accounts, money market accounts and time deposits. We also offer IRA accounts and qualified retirement plans.

         In April 2002, we introduced our interest-bearing High Value Checking account, which we view as an attractive alternative to cash management accounts offered by brokerage firms. This account offers unlimited checking, on-line banking and debit card availability as part of the product, and pays an interest rate generally above competitive market rates. We attracted over $925 million in deposits into this account during the nine months of 2002 that this product was offered.

         Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from market areas surrounding our offices. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits. We believe the increase in the interest-bearing deposits in 2002 was due primarily to our consistent offering of competitive rates on our deposit products, the introduction of our interest-bearing High Value Checking account and an overall decrease in investor confidence in the equity markets.

         When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular savings deposits, money market accounts and noninterest-bearing transaction accounts) represented 20.9% of total deposits on December 31, 2002. At December 31, 2002, time deposits with remaining terms to maturity of less than one year amounted to $5.12 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Analysis of Net Interest Income" for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2002, 2001 and 2000.

         The following table presents our deposit activity for the periods indicated:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------------
                                               2002           2001          2000
                                           -----------    -----------    -----------
                                                    (DOLLARS IN THOUSANDS)
Total deposits at beginning of period...   $ 7,912,762    $ 6,604,121    $ 6,688,044
Net deposits ...........................       970,092      1,001,634       (394,436)
Interest credited, net penalties .......       255,775        307,007        310,513
                                           -----------    -----------    -----------

Total deposits at end of period ........   $ 9,138,629    $ 7,912,762    $ 6,604,121
                                           ===========    ===========    ===========

Net increase (decrease) ................   $ 1,225,867    $ 1,308,641    $   (83,923)
                                           ===========    ===========    ===========

Percent increase (decrease) ............         15.49%         19.82%         (1.25)%

         At December 31, 2002, we had $968.0 million in time deposits with balances of $100,000 and over maturing as follows:

           MATURITY PERIOD                    AMOUNT
---------------------------------------   --------------
                                          (IN THOUSANDS)
Three months or less ..................      $369,148
Over three months through six months...       224,063
Over six months through 12 months......       211,986
Over 12 months ........................       162,786
                                             --------

               Total ..................      $967,983
                                             ========

         The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

                                                                AT DECEMBER 31,
                                    ------------------------------------------------------------------
                                                   2002                             2001
                                    ---------------------------------  -------------------------------
                                                             WEIGHTED                          WEIGHTED
                                                  PERCENT    AVERAGE                PERCENT    AVERAGE
                                                  OF TOTAL   NOMINAL                OF TOTAL   NOMINAL
                                      AMOUNT      DEPOSITS     RATE      AMOUNT     DEPOSITS     RATE
                                    ----------    --------   --------  ----------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Savings ..........................  $  892,678       9.77%    1.61%    $  814,367    10.29%      2.05%
Interest-bearing demand ..........   1,040,614      11.39     2.80        102,185     1.29       1.24
Money market .....................     629,042       6.88     1.56        516,700     6.53       2.12
Noninterest-bearing demand .......     388,465       4.25        -        375,659     4.75          -
                                    ----------    -------              ----------   ------

    Total ........................   2,950,799      32.29     1.81      1,808,911    22.86       1.60
                                    ----------    -------              ----------   ------

Time deposits:
    Time deposits $100,000
       and over ..................     967,983      10.59     2.83        923,830    11.68       4.07

    Time deposits less than
       $100,000 with original
       maturities of:

       Three months or less.......     619,953       6.78     2.10        709,409     8.97       3.33

       Over three months to
          twelve months ..........   1,668,926      18.26     2.54      2,114,885    26.73       4.03
       Over twelve months
          to twenty-four months...   1,723,400      18.86     3.03      1,382,543    17.47       4.37
       Over twenty-four months
          to thirty-six months....     456,832       5.00     3.79        324,533     4.10       5.22
       Over thirty-six months
          to forty-eight months...      73,431       0.80     4.16         56,831     0.72       5.04
       Over forty-eight months
          to sixty months.........      15,419       0.17     4.19          8,878     0.11       4.60
       Over sixty months..........      37,018       0.41     4.33         15,891     0.20       4.88
       IRA and Keogh
          accounts ...............     624,868       6.84     3.28        567,051     7.16       4.59
                                    ----------    -------              ----------   ------

       Total time deposits........   6,187,830      67.71     2.88      6,103,851    77.14       4.16
                                    ----------    -------              ----------   ------

       Total deposits ............  $9,138,629     100.00%    2.53     $7,912,762   100.00%      3.57
                                    ==========    =======              ==========   ======

                                               AT DECEMBER 31,
                                    -----------------------------------
                                                   2000
                                    ---------------------------------
                                                             WEIGHTED
                                                  PERCENT    AVERAGE
                                                  OF TOTAL   NOMINAL
                                     AMOUNT       DEPOSITS     RATE
                                    ----------    --------   --------
                                         (DOLLARS IN THOUSANDS)
Savings ..........................  $  757,607      11.47%     2.29%
Interest-bearing demand ..........      96,611       1.46      1.49
Money market .....................     448,860       6.80      2.40
Noninterest-bearing demand .......     332,177       5.03         -
                                    ----------     ------

    Total ........................   1,635,255      24.76      1.81
                                    ----------     ------

Time deposits:
    Time deposits $100,000
       and over ..................     600,605       9.09      5.99

    Time deposits less than
       $100,000 with original
       maturities of:

       Three months or less.......     567,746       8.60      6.06
       Over three months to
          twelve months ..........   1,929,952      29.22      6.11
       Over twelve months to
          twenty-four months......   1,049,847      15.90      5.56
       Over twenty-four months
          to thirty-six months....     263,955       4.00      5.82
       Over thirty-six months to
          forty-eight months .....      31,350       0.47      5.53
       Over forty-eight months
          to sixty months.........       2,989       0.05      5.29
       Over sixty months..........      11,547       0.17      5.11
       IRA and Keogh
          accounts ...............     510,875       7.74      5.84
                                    ----------     ------

       Total time deposits........   4,968,866      75.24      5.92
                                    ----------     ------

       Total deposits ............  $6,604,121     100.00%     4.90
                                    ==========     ======

         The following table presents, by rate category, the amount of our time deposit accounts outstanding at December 31, 2002, 2001 and 2000.

                                   AT DECEMBER 31,
                        ------------------------------------
                           2002         2001         2000
                        ----------   ----------   ----------
                                   (IN THOUSANDS)
TIME DEPOSIT ACCOUNTS:
   2.00% or less.....   $  205,817   $        -   $        -
   2.01% to 2.50%....    1,767,200        1,441        1,479
   2.51% to 3.00%....    2,185,898            -            -
   3.01% to 3.50%....    1,236,782    1,670,805            -
   3.51% to 4.00%....      324,299    1,022,767            -
   4.01% to 4.50%....      161,592    1,149,054            -
   Over 4.50%........      306,242    2,259,784    4,967,387
                        ----------   ----------   ----------

        Total........   $6,187,830   $6,103,851   $4,968,866
                        ==========   ==========   ==========

         The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2002.

                                               PERIOD TO MATURITY FROM DECEMBER 31, 2002
                            ------------------------------------------------------------------------------
                               WITHIN    OVER THREE    OVER SIX   OVER ONE   OVER TWO   OVER
                               THREE       TO SIX     MONTHS TO    TO TWO    TO THREE   THREE
                               MONTHS      MONTHS      ONE YEAR     YEARS     YEARS     YEARS      TOTAL
                            -----------  ----------  -----------  ---------  --------  -------  ----------
                                                          (IN THOUSANDS)
TIME DEPOSIT ACCOUNTS:
    2.00% or less.........  $   192,355  $   11,106  $       962  $   1,394  $      -  $     -  $  205,817
    2.01% to 2.50%........      729,907     582,639      444,433     10,221         -        -   1,767,200
    2.51% to 3.00%........      840,795     377,013      595,461    372,279       350        -   2,185,898
    3.01% to 3.50%........      194,489     417,328      273,615    322,921    28,045      384   1,236,782
    3.51% to 4.00%........          141      53,425       48,961    152,646    29,191   39,935     324,299
    4.01% to 4.50%........       72,117       8,705       30,136      7,995     1,599   41,040     161,592
    Over 4.50%............       85,819      75,480       82,706     48,436     9,828    3,973     306,242
                            -----------  ----------  -----------  ---------  --------  -------  ----------

       Total..............  $ 2,115,623  $1,525,696  $ 1,476,274  $ 915,892  $ 69,013  $85,332  $6,187,830
                            ===========  ==========  ===========  =========  ========  =======  ==========

         Borrowings. Hudson City enters into sales of securities under agreements to repurchase with selected brokers and the Federal Home Loan Bank of New York ("FHLB"). These agreements are recorded as financing transactions as Hudson City maintains effective control over the transferred securities. The dollar amount of the securities underlying the agreements continues to be carried in Hudson City's securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition.

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

         Borrowed funds at December 31 are summarized as follows:

                                                                  2002                            2001
                                                        --------------------------     --------------------------
                                                                          WEIGHTED                       WEIGHTED
                                                                           AVERAGE                        AVERAGE
                                                        PRINCIPAL           RATE       PRINCIPAL           RATE
                                                        ---------         --------     ---------         --------
                                                                          (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase:
       FHLB ...................................        $1,000,000           4.90%     $  700,000           5.22%
       Other brokers ..........................           850,000           5.05         850,000           5.17
                                                       ----------                     ----------

            Total securities sold under
                 agreements to repurchase .....         1,850,000           4.97       1,550,000           5.19

Advances from the FHLB ........................         1,750,000           3.92         600,000           4.48
                                                       ----------                     ----------

                  Total borrowed funds ........        $3,600,000           4.46      $2,150,000           4.99
                                                       ==========                     ==========

         At December 31, 2002, borrowed funds had scheduled maturities and potential call dates as follows:

                        BORROWINGS BY SCHEDULED                    BORROWINGS BY NEXT
                             MATURITY DATE                         POTENTIAL CALL DATE
                      ---------------------------                ------------------------
                                         WEIGHTED                                  WEIGHTED
                                          AVERAGE                                   AVERAGE
    YEAR              PRINCIPAL            RATE                  PRINCIPAL           RATE
    ----              ---------          --------                ---------         --------
2003.........         $   50,000            4.73%               $   550,000          5.61%
2004.........             50,000            5.00                    550,000          4.66
2005.........             50,000            4.35                    825,000          4.10
2006.........                  -            -                       875,000          4.30
2007.........                  -            -                       800,000          4.09
2009.........            200,000            5.71                          -             -
2010.........            350,000            5.58                          -             -
2011.........          1,200,000            4.71                          -             -
2012.........          1,700,000            3.89                          -             -
                      ----------                                -----------
    Total....         $3,600,000            4.46                $ 3,600,000          4.46
                      ==========                                ===========

         The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, the average balances and the maximum outstanding at any month-end at or for the years ended December 31, 2002 and 2001 are as follows:

                                                             AT OR FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                           ----------------------------
                                                              2002              2001
                                                           ----------        ----------
                                                                  (In thousands)
Amortized cost of collateral:
        United States government agency securities..       $  108,245        $   75,012
        Mortgage-backed securities .................        1,071,529         1,237,740
        REMICs .....................................          730,353           315,193
                                                           ----------        ----------
             Total amortized cost of collateral.....       $1,910,127        $1,627,945
                                                           ==========        ==========

Fair value of collateral:
        United States government agency securities..       $  110,471        $   75,864
        Mortgage-backed securities .................        1,101,884         1,253,531
        REMICs .....................................          747,425           321,140
                                                           ----------        ----------
             Total fair value of collateral ........       $1,959,780        $1,650,535
                                                           ==========        ==========

Average balance of outstanding repurchase
        agreements during the year .................       $1,734,384        $1,594,521
                                                           ==========        ==========

Maximum balance of outstanding repurchase
        agreements at any month-end during the year        $1,850,000        $1,550,000
                                                           ==========        ==========

The average balance of our advances from the FHLB during 2002 was $1.12 billion and the maximum FHLB advances outstanding during 2002 was $1.75 billion.

SUBSIDIARIES

         Hudson City Savings has one wholly owned and consolidated subsidiary:
HudCiti Service Corporation. HudCiti Service Corporation, which qualifies as a New Jersey investment company, has one wholly owned and consolidated subsidiary:
Hudson City Preferred Funding Corp. Hudson City Preferred Funding qualifies as a real estate investment trust, pursuant to the Internal Revenue Code of 1986, as amended, and had $5.22 billion of mortgage loans outstanding at December 31, 2002.

PERSONNEL

         As of December 31, 2002, we had 966 full-time employees and 90 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

FEDERAL BANKING REGULATION

         Capital Requirements. FDIC regulations require BIF-insured banks, such as Hudson City Savings, to maintain minimum levels of capital. The FDIC regulations define two Tiers, or classes, of capital. Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the net unrealized appreciation or depreciation, net of tax, from available for sale securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities. The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. Allowance for possible loan losses included in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

         The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, and that are not experiencing or anticipating significant growth, of a ratio of Tier 1 capital to total average assets of not less than 3%. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. The FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

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

         The FDIC adopted a regulation, effective April 1, 2002, establishing minimum regulatory capital requirements for equity investments in non-financial companies. The regulation applies a series of marginal capital charges that range from 8% to 25% depending upon the size of the aggregate equity investment portfolio of the banking organization relative to its Tier 1 capital. The capital charge would be applied by making a deduction, which would be based on the adjusted carrying value of the equity investment from the organization's Tier 1 capital. This new capital requirement has not had a material adverse effect upon our operations. However, we will have to take this requirement into consideration should we, at some point in the future, decide to invest in non-financial companies.

         The following table shows Hudson City Savings Bank's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31:

                                                                      FDIC REQUIREMENTS
                                                         -------------------------------------------
                                                          MINIMUM CAPITAL      FOR CLASSIFICATION AS
                                    BANK ACTUAL               ADEQUACY            WELL-CAPITALIZED
                              -----------------------    ------------------    --------------------
                                AMOUNT        RATIO        AMOUNT     RATIO      AMOUNT       RATIO
                              ----------    ---------    ----------   -----    ---------      -----
                                                      (DOLLARS IN THOUSANDS)
DECEMBER 31, 2002
Leverage (Tier 1) capital..   $1,206,754       8.85%     $ 545,340    4.00%    $ 681,675       5.00%
Risk-based capital:
       Tier 1 .............    1,206,754      26.26        183,816    4.00       275,724       6.00
       Total ..............    1,232,255      26.81        367,632    8.00       459,540      10.00

DECEMBER 31, 2001
Leverage (Tier 1) capital..   $1,182,130      10.64%     $ 444,566    4.00%    $ 555,707       5.00%
Risk-based capital:
       Tier 1 .............    1,182,130      31.32        150,964    4.00       226,446       6.00
       Total ..............    1,206,140      31.96        301,927    8.00       377,409      10.00

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

Hudson City Savings received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Hudson City Savings' Tier 1 capital or the maximum permissible amount specified by the New Jersey Banking Act. Section 24 also provides an exception for majority-owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank under
Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

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

         The Gramm-Leach Bliley Act ("Gramm-Leach") permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, Gramm-Leach permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank's total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary's risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary's assets with the bank's and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under Gramm-Leach; otherwise, Gramm-Leach will preempt all state laws regarding the permissibility of certain activities for state-chartered banks if such state law is in conflict with the provisions of Gramm-Leach (with the exception of certain insurance activities), regardless of whether the state law would authorize broader or more restrictive activities. Although Hudson City Savings meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

         Federal Home Loan Bank System. Hudson City Savings is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances. Hudson City Savings, as a member of the FHLB of New York, is currently required to purchase and hold shares of capital stock in the FHLB of New York in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets; or (iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB as of December 31, 2002. Hudson City Savings is in compliance with these requirements. Pursuant to regulations promulgated by the FHFB, as required by Gramm-Leach, the FHLB of New York has adopted a capital plan, which is expected to become effective during the second half of 2003, that will change the foregoing minimum stock ownership requirements for FHLB of New York stock. Under the new capital plan each member of the FHLB of New York must maintain a minimum investment in FHLB of New York stock in an amount equal to the sum of (i) the greater of $1,000 or 0.20% of the member's mortgage-related assets and (ii) 4.50% of the dollar amount of any outstanding advances under such member's Advances, Collateral Pledge and Security Agreement with the FHLB of New York.

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

         Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the bank regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created:
"well-capitalized," "adequately
capitalized," "undercapitalized," significantly undercapitalized" and "critically capitalized." The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

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

         Insurance Activities. The federal banking agencies have adopted regulations prohibiting depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

         Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period. The three capital categories are (1) well-capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well-capitalized, adequately capitalized or undercapitalized, using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor).

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

         Under the Deposit Insurance Funds Act of 1996 ("Funds Act"), the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Hudson City Savings. Our total expense in 2002 for the assessment for deposit insurance and the FICO payments was $1,415,000.

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

         Transactions with Affiliates of Hudson City Savings. Hudson City Savings is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act ("FRA"), and the regulations of the FRB promulgated thereunder. These provisions, among other things, prohibit or limit a savings banks from extending credit to, or entering into certain transactions with, its affiliates (which for Hudson City Savings would include Hudson City Bancorp and Hudson City, MHC) and principal stockholders, directors and executive officers of Hudson City Savings.

         Effective April 1, 2003, the Federal Reserve Board ("FRB"), is rescinding its interpretations of Sections 23A and 23B of the FRA and is replacing these interpretations with Regulation W. Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

         Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, will become subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

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

         Section 402 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Hudson City Savings, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

         Privacy Standards. Hudson City Bancorp and Hudson City Savings are subject to FDIC regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require Hudson City Bancorp and Hudson City Savings to disclose their privacy policy, including identifying with whom they share "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

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

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), any insured depository institution, including Hudson City Savings, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for branch relocations, additional branches and acquisitions.

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

         The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. Hudson City Savings has received a "satisfactory" rating in its most recent CRA examination. The federal banking agencies adopted regulations implementing the requirements under Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. Hudson City Savings has no such agreements in place at this time.

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

FEDERAL RESERVE SYSTEM

         Under FRB regulations, Hudson City Savings is required to maintain non-interest earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.1 million or less (subject to adjustment by the FRB) and an initial reserve of $1.083 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a FRB or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings' interest earning assets.

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

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002. Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator. Hudson City Savings is in compliance with the FDIC's anti-money laundering regulations.

         - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the FDIC and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers generally. A financial institution's program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as through driver's licenses, passports, credit reports and other similar means.

         - Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Interim rules under Section 312 were issued by the Treasury Department on July 23, 2002. The interim rules state that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank's overall assessment of the risk posed by the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts that present a high risk of money laundering.

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

         Compliance with the regulations adopted under the USA PATRIOT Act is not expected to have a material adverse effect on Hudson City Bancorp or Hudson City Savings.

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

         Gramm-Leach expands the range of permitted activities of certain bank holding companies to include the offering of virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order to engage in these new activities, a bank holding company must qualify and register with the FRB as a financial holding company. To qualify as a financial holding company, a bank holding company must file a certification with the FRB electing to become a financial holding company, must demonstrate that each of its bank subsidiaries is well-capitalized and well-managed and must have received a rating of "satisfactory" or better at its most recent examination under the Community Reinvestment Act of 1977. Certain of the additional activities authorized under Gramm-Leach may also be undertaken by a financial subsidiary of a bank. Under Gramm-Leach, a functional system of regulation will apply to financial holding companies under which banking activities will be regulated by the federal banking regulators, securities activities will be regulated by the federal securities regulators, and insurance activities will be subject to regulation by the appropriate state insurance authorities.

         Although Hudson City Bancorp currently meets all standards required for qualification as a financial holding company, it has not yet determined whether it will seek to qualify as, or engage in any of the additional activities authorized for, a financial holding company. At this time, Hudson City Bancorp has no plans to utilize any of the expanded powers permitted by Gramm-Leach.

         Acquisition and Sale of Control. Under the federal Change in Bank Control Act ("CBCA"), any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Hudson City Bancorp's common stock will be required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of Hudson City Bancorp. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by Hudson City Bancorp and Hudson City Savings, and the antitrust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of Hudson City Bancorp within the meaning of the BHCA. Control generally is defined under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of Hudson City Bancorp or the ability to control in any manner the election of a majority of Hudson City Bancorp's directors.

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

         The following table shows Hudson City Bancorp's leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31:

                                                                                  FEDERAL RESERVE BANK REQUIREMENTS
                                                                     ----------------------------------------------------------
                                                                           MINIMUM CAPITAL              FOR CLASSIFICATION AS
                                        BANCORP ACTUAL                        ADEQUACY                     WELL-CAPITALIZED
                                  ---------------------------        -------------------------         ------------------------
                                      AMOUNT          RATIO              AMOUNT        RATIO             AMOUNT         RATIO
                                  --------------     --------        --------------   --------         ------------    --------
                                                                        (DOLLARS IN THOUSANDS)
DECEMBER 31, 2002
Leverage (Tier 1) capital.......  $    1,291,910         9.48%       $      545,367       4.00%        $    681,709        5.00%
Risk-based capital:
       Tier 1...................       1,291,910        28.11               183,819       4.00              275,728        6.00
       Total....................       1,317,411        28.67               367,637       8.00              459,546       10.00

DECEMBER 31, 2001
Leverage (Tier 1) capital.......  $    1,284,009        11.55%       $      444,585       4.00%        $    555,731        5.00%
Risk-based capital:
       Tier 1...................       1,284,009        34.02               150,964       4.00              226,446        6.00
       Total....................       1,308,019        34.66               301,929       8.00              377,411       10.00

         As the table shows, Hudson City Bancorp exceeded the minimum capital adequacy requirements at the date indicated.

         A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well-capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company examination by the FRB, and that is not the subject of any unresolved supervisory issues.

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

         Dividend Waivers By Hudson City, MHC. It has been the policy of a number of mutual holding companies to waive the receipt of dividends declared by its savings institution subsidiary. In connection with its approval of the reorganization the FRB required that Hudson City, MHC obtain the prior approval of the FRB before Hudson City, MHC may waive any dividends from Hudson City Bancorp. As of the date hereof, we are not aware that the FRB has given its approval to any waiver of dividends by any mutual holding company that has requested such approval, and we have been informally advised by the staff of the FRB that the FRB will not approve any such request.

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

DELAWARE CORPORATION LAW

         Hudson City Bancorp is incorporated under the laws of the State of Delaware, and is therefore subject to regulation by the State of Delaware. In addition, the rights of Hudson City Bancorp's shareholders are governed by the Delaware General Corporation Law.

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

STATE

         New Jersey State Taxation. Hudson City Savings files New Jersey Corporate Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. In July of 2002, the State of New Jersey enacted legislation retroactive to January 1, 2002, which impacts Hudson City Savings. The tax rate has been increased from 3% to 9%. The State also introduced a new tax, the Alternative Minimum Assessment ("AMA"), which for Hudson City Savings is based on New Jersey gross receipts. Hudson City Savings, under the new legislation, must calculate its corporate business tax and the AMA, then pay the higher amount. In future years, if the corporate business tax is greater than the AMA paid in prior years, Hudson City Savings may apply the prepaid AMA against its corporate business taxes (up to 50% of the corporate business tax, subject to certain limitations). Hudson City Savings is not currently under audit with respect to its New Jersey income tax returns and Hudson City Savings' state tax returns have not been audited for the past five years.

         Hudson City Bancorp is required to file a New Jersey income tax return and will generally be subject to a state income tax at a 9% rate. However, if Hudson City Bancorp meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.6%. The new tax legislation increased the income tax rate for qualifying New Jersey investment companies from 2.25% to 3.6%. Further, investment companies are not subject to the AMA. If Hudson City Bancorp does not qualify as an investment company, it would be subject to taxation at the higher of the 9% corporate business rate on taxable income or the AMA.

         Delaware State Taxation. As a Delaware holding company not earning income in Delaware, Hudson City Bancorp is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES

         During 2002, we conducted our business through our executive office, our operations center and 81 branch offices. At December 31, 2002, we owned 29 of our locations and leased the remaining 54. Our lease arrangements are typically long-term arrangements with third-parties that generally contain several options to renew at the expiration date of the lease.

         For additional information regarding our lease obligations, see Note 7 of Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data."

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the quarter ended December 31, 2002 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On July 13, 1999, Hudson City Bancorp, Inc. common stock commenced trading on the Nasdaq National Market under the symbol "HCBK." The table below shows the reported high and low sales prices of the common stock during the periods indicated. Certain share, per share and dividend information reflects the 100% stock dividend that was effective June 17, 2002.

                                        SALES PRICE                      DIVIDEND INFORMATION
                                 -------------------------      -----------------------------------
                                                                  AMOUNT
                                    HIGH            LOW          PER SHARE         DATE OF PAYMENT
                                 ----------     ----------      ----------       ------------------
2001
        First quarter........    $    10.19     $     8.72      $    0.050       March 1, 2001

        Second quarter.......         11.57           9.66           0.055       June 1, 2001

        Third quarter........         13.22          10.71           0.060       September 4, 2001

        Fourth quarter.......         13.28          11.00           0.070       December 3, 2001

2002
        First quarter........         16.30          12.95           0.075       March 1, 2002

        Second quarter.......         21.50          15.70           0.080       June 3, 2002

        Third quarter........         19.75          13.34           0.090       September 3, 2002

        Fourth quarter.......         20.00          15.67           0.100       December 2, 2002

         On January 14, 2003, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of eleven cents ($0.11) per common share outstanding that was paid on March 3, 2003 to stockholders of record as of the close of business on February 7, 2003. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.

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

         As of March 7, 2003, there were approximately 17,800 holders of record of Hudson City Bancorp common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The summary information presented below under "Selected Financial Condition Data," "Selected Operating Data" and "Selected Financial Ratios and Other Data" at or for each of the years presented is derived in part from the audited financial statements of Hudson City Bancorp and Hudson City Savings. The following information is only a summary and you should read it in conjunction with our audited consolidated financial statements in Item 8 of this document. Certain share, per share and dividend information reflects the 100% stock dividend that was effective June 17, 2002.

                                                                                        AT DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                            2002           2001              2000            1999          1998
                                                        ------------   ------------       -----------    ------------   -----------
                                                                                    (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
     Total assets....................................   $ 14,144,604   $ 11,426,768       $ 9,380,373    $  8,518,865   $ 7,752,260

     Loans...........................................      6,970,900      5,968,171         4,872,740       4,305,875     3,659,407

     Federal Home Loan Bank of New York stock........        137,500         81,149            73,629               -             -

     Investment securities available for sale........        560,932        167,427           876,667         812,058       785,031

     Mortgage-backed securities held to maturity.....      4,734,266      4,478,488         3,262,035       3,097,072     3,070,931

     Mortgage-backed securities available for sale...      1,391,895        530,690                 -               -             -

     Total cash and cash equivalents.................        240,796        101,814           187,111         200,839       156,875

     Foreclosed real estate, net.....................          1,276            250               438             367         1,026

     Total deposits..................................      9,138,629      7,912,762         6,604,121       6,688,044     6,807,339

     Total borrowed funds............................      3,600,000      2,150,000         1,250,000         300,000             -

     Total stockholders' equity......................      1,316,083      1,288,736         1,464,569       1,479,040       900,606

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                            2002           2001              2000            1999          1998
                                                        ------------   ------------       -----------    ------------   -----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Total interest and dividend income...................   $    784,217   $    690,498       $   614,041    $    536,081   $   520,791
Total interest expense...............................        395,774        403,427           360,039         298,832       311,084
                                                        ------------   ------------       -----------    ------------   -----------
     Net interest income.............................        388,443        287,071           254,002         237,249       209,707

Provision for loan losses............................          1,500          1,875             2,130           2,350         2,400
                                                        ------------   ------------       -----------    ------------   -----------

     Net interest income after provision
         for loan losses.............................        386,943        285,196           251,872         234,899       207,307
                                                        ------------   ------------       -----------    ------------   -----------

Non-interest income:
     Service charges and other income................          5,947          4,694             4,541           4,752         4,930
     Gains (losses)  on securities
         transactions, net.....                                2,066              -                 -              (7)           24
                                                        ------------   ------------       -----------    ------------   -----------

         Total non-interest income...................          8,013          4,694             4,541           4,745         4,954
                                                        ------------   ------------       -----------    ------------   -----------

         Total non-interest expense..................         93,541         81,824            78,997          68,408        63,492
                                                        ------------   ------------       -----------    ------------   -----------

Income before income tax expense.....................        301,415        208,066           177,416         171,236       148,769

         Income tax expense..........................        109,382         73,517            62,590          63,850        55,500
                                                        ------------   ------------       -----------    ------------   -----------

Net income...........................................   $    192,033   $    134,549       $   114,826    $    107,386   $    93,269
                                                        ============   ============       ===========    ============   ===========

Basic earnings per share (1).........................   $       1.04   $       0.69       $      0.52    $       0.24   $         -
                                                        ============   ============       ===========    ============   ===========

Diluted earnings per share (1).......................   $       1.01   $       0.68       $      0.52    $       0.24   $         -
                                                        ============   ============       ===========    ============   ===========

-----------------------------
(1) The 1999 earnings per share data is from the date of reorganization (July 13, 1999).

                                                                            At or for the Year Ended December 31,
                                                        ---------------------------------------------------------------------------
                                                            2002           2001               2000           1999           1998
                                                        ------------   ------------       -----------    ------------   -----------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS:
Return on average assets.............................           1.50%          1.32%             1.29%           1.32%         1.24%

Return on average stockholders' equity...............          14.84          10.09              7.87            9.05         10.90

Net interest rate spread (1).........................           2.66           2.12              1.91            2.18          2.16

Net interest margin (2)..............................           3.10           2.87              2.90            2.98          2.85

Non-interest expense to average assets...............           0.73           0.80              0.89            0.84          0.84

Efficiency ratio (3).................................          23.72          28.04             30.55           28.27         29.58

Dividend pay-out ratio (4)...........................          33.17          34.06             27.88           10.42             -

Cash dividends paid per common share (4).............   $      0.345   $      0.235       $     0.145    $      0.025   $         -

Average interest-earning assets to
     average interest-bearing liabilities............           1.14x          1.19x             1.24x           1.21x         1.16x

CAPITAL RATIOS:
Average stockholders' equity to average assets.......          10.12%         13.05%            16.35%          14.60%        11.35%

Stockholders' equity to assets.......................           9.30          11.28             15.61           17.36         11.62

Stockholders' equity per common share................   $       7.22   $       6.87       $      6.89    $       6.50   $         -

REGULATORY CAPITAL RATIOS:
BANK:
Leverage capital.....................................           8.85%         10.64%            14.16%          15.27%        11.93%

Total risk-based capital.............................          26.81          31.96             43.06           47.16         39.23

BANCORP:
Leverage capital.....................................           9.48%         11.55%            16.45%          18.54%            -%

Total risk-based capital.............................          28.67          34.66             49.90           57.06             -

ASSET QUALITY RATIOS:
Non-performing loans to total loans..................           0.29%          0.26%             0.27%           0.33%         0.42%

Non-performing assets to total assets................           0.15           0.14              0.14            0.17          0.21

Allowance for loan losses to non-performing loans....         126.27         153.44            170.67          142.65        115.47

Allowance for loan losses to total loans.............           0.37           0.40              0.45            0.46          0.48

OTHER DATA:
Weighted average number of common
    shares outstanding:
         basic.......................................    184,928,344    195,862,296       219,014,380     229,534,662             -

         diluted.....................................    190,005,378    198,987,520       219,937,552     229,534,662             -

Number of deposit accounts...........................        503,998        495,871           463,369         470,815       484,991

Branches.............................................             81             80                79              75            75

----------------------------------
(1) Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(2) Determined by dividing net interest income by average total interest-earning assets.

(3) Determined by dividing total non-interest expense by the sum of net interest income and total non-interest income (adjusted to exclude net gains (losses) on securities transactions of $2,066,000 for 2002, $0 for 2001, $0 for 2000, $(7,000) for 1999, and $24,000 for 1998.)

(4)  The 1999 data is from the date of reorganization (July 13, 1999).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis should be read in conjunction with Hudson City Bancorp's Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in Item 8, and the other statistical data provided elsewhere in this document.

GENERAL

         Our results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing demand deposits and borrowed funds. Our results of operations are also affected by our provision for loan losses, non-interest income, and non-interest expense. Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest income generally consists of service charges and fees and may include gains on the disposition of assets.

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

MUTUAL HOLDING COMPANY STRUCTURE

         In 1999, Hudson City Savings converted and reorganized from a New Jersey chartered mutual savings bank into a two-tiered mutual savings bank holding company structure and became a wholly-owned subsidiary of Hudson City Bancorp. Hudson City Bancorp sold 47% of the then outstanding shares of its common stock to the public at $10.00 per share and received net proceeds of $527.6 million. Hudson City Bancorp contributed 50% of the net proceeds from the initial public offering to Hudson City Savings. Hudson City Bancorp issued 53% of the then outstanding shares of its common stock to Hudson City, MHC. At December 31, 2002, as a result of stock repurchases, Hudson City, MHC owned 63.85% of Hudson City Bancorp.

GROWTH INITIATIVES

         In accordance with our business plan, we have developed and employed several initiatives, including a program to purchase whole mortgage loans and the introduction of our interest-bearing High Value Checking account, to effectively and prudently utilize our capital through internally generated growth. During 2002, these initiatives helped us to increase our core investments in mortgage-related assets, increase our deposit customer base and grow our assets by 23.8%, or over $2.7 billion. We expect to continue to grow through internal expansion using borrowed funds to supplement our deposit initiatives as a funding source, as well as by adding new branch offices, a strategy that has been successful for us in the past.

MANAGEMENT OF INTEREST RATE RISK

         As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity.

         A decreasing interest rate environment, such as experienced during 2001 and 2002, can be beneficial to our net interest income as our interest-bearing liabilities generally reprice faster than our interest-earning assets. A steepening yield curve, where the spread between long-term interest rates and short-term interest rates widens, can also be beneficial to our net interest income as our interest-bearing liabilities generally price off short-term market rates while our mortgage loan products, particularly those with initial terms to maturity or repricing greater than one year, generally price off long-term market rates. Conversely, a narrowing or flattening yield curve may have an adverse impact on our net interest income as the interest rate spread between our interest-earning assets and interest-bearing liabilities decreases.

         Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our mortgage-related assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. The historically low market interest rates experienced during 2001 and 2002 increased prepayment activity on our mortgage-related assets, which may have an adverse impact on our net interest income and interest rate spread in future periods.

         General market interest rates declined during 2001 and 2002, reflecting reductions of rates by the Federal Open Market Committee ("FOMC") of the Federal Reserve Bank. The overall market yield curve steepened during 2001 as interest rates on short-term maturities declined faster than the interest rates on long-term maturities. Market interest rates on short-term maturities remained relatively stable through the first nine months of 2002, then declined slightly due to a further FOMC rate reduction in the fourth quarter of 2002. Long-term market interest rates continued to steadily decline in 2002, thus narrowing the overall market yield curve. In the interest rate environment experienced in 2002, our net interest rate spread increased 54 basis points to 2.66% from 2.12% for 2001. It has been because of our ability to grow our business with low cost interest-bearing liabilities that we have been able to increase our net interest income during 2002. However, the current narrower yield curve may have an adverse impact on our future net interest income and net interest rate spread.

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

         Historically, our lending activities have emphasized one- to four-family first and second mortgage loans. We believe that the frequent repricing of adjustable-rate mortgage loans and adjustable-rate securities, which reduces the exposure to interest rate fluctuations, would benefit our long-term profitability. However, the prevailing interest rate environment in recent years has resulted in increased demand for fixed-rate first mortgage loans. The result has been an increase in the proportion of fixed-rate loans in our portfolio. This may have an adverse impact on our net interest income, particularly in a rising interest rate environment.

         The purchase of real estate mortgage investment conduits ("REMIC") to supplement our purchases of adjustable-rate mortgage-backed securities has given us additional interest rate risk protection. At the date of purchase, these REMIC securities generally had shorter weighted-average lives than traditional mortgage-backed security purchases due to their prepayment schedules. However, since the REMIC purchases have fixed interest rates, the weighted-average life will vary with changes in market interest rates.

         Our primary source of funds has been deposits, consisting primarily of time deposits, which have substantially shorter terms to maturity than the loan portfolio. We use securities sold under agreements to repurchase and FHLB advances as additional sources of funds. These borrowings are generally long-term, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk. Certain of these borrowings have call options that could shorten their maturities in a rising interest rate environment.

         Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Instead, our real estate loan portfolio, primarily located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2002 and did not have any such hedging transactions in place at December 31, 2002. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

         Gap Analysis. The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate-sensitive" and by monitoring a financial institution's interest rate sensitivity "gap." An asset or liability is said to be "interest rate-sensitive" within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.

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

         The following table, referred to as the gap table, presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which we anticipate to reprice or mature in each of the future time periods shown. Except as stated below, we determined the amounts of assets and liabilities shown which reprice or mature during a particular period in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability. The information presented in the gap table is also based on the following assumptions:

         - we assumed an annual prepayment rate of 30.0% for mortgage loans repricing or maturing after one year;

         - we assumed an annual prepayment rate of 30.0% for mortgage-backed securities repricing or maturing after one year;

         - we reported savings accounts that had no stated maturity using decay rates of: 2.5% in less than six months, 2.5% in six months to one year, 25% in one year to two years, 30% in two years to three years, 20% in three years to five years, and 20% in over five years;

         - we reported the $943.2 million balance in our High Value Checking account, which is a component of interest-bearing demand accounts, that had no stated maturity using decay rates of : 12.5% in less than six months, 12.5% in six months to one year, 25% in one to two years, 25% in two to three years, and 25% in three years to five years;

         - we reported the $97.4 million balance in our traditional NOW accounts, which is a component of interest-bearing demand accounts, that had no stated maturity using decay rates of: 2.5% in less than six months, 2.5% in six months to one year, 25% in one year to two years, 30% in two years to three years, 20% in three years to five years, and 20% in over five years;

         - we reported money market accounts using decay rates of: 25% in less than six months, 25% in six months to one year, 25% in one year to two years, and 25% in two years to three years.

In 2001, prepayment assumptions on mortgage loans and mortgage-backed securities were 20.0% and 25.0%, respectively. The change in the prepayment assumptions for 2002 was due to the increase in prepayments experienced during the year on these investments resulting from the lower interest rate environment.

         Our determination of deposit decay rates is based on regulatory guidance, as modified by our historical experience. The initial decay rates on our High Value Checking account are based on our initial assessment of the volatility of the product given its current interest rate in relation to the overall market interest rate environment. The initial decay rates will be monitored closely and adjusted as required in future periods. Deposit decay rates, prepayment rates and anticipated bond or borrowing calls can have a significant impact on the estimated interest sensitivity gap. While we believe that our assumptions are reasonable, they may not be indicative of actual future deposit decay activity, mortgage and mortgage-backed securities prepayments, and the actual timing of calls of federal agency bonds or borrowed funds. We have excluded non-accrual loans totaling $6,072,000 from the table.

         As indicated in the gap table at December 31, 2002, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $15.4 million compared with $1.63 billion at December 31, 2001. This represented a cumulative one-year interest rate sensitivity gap as a percent of total assets of negative 0.1% at December 31, 2002 compared with negative 14.3% at December 31, 2001. However, if current mortgage loan and mortgage-backed security prepayment assumptions were used at December 31, 2001, and all other assumptions remained the same for that analysis, the cumulative interest sensitivity gap as a percentage of total assets would have been approximately negative 8.0%. The ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year was 99.7% at December 31, 2002 compared with 71.9% at December 31, 2001.

         The change in these ratios, year-to-year, was primarily due to the accelerated prepayment assumptions for mortgage loans and mortgage-backed securities used during the current lower interest rate environment and the overall growth in our assets during 2002. The change also reflected the growth of borrowed funds in the current year with maturities in excess of one year, the shift of time deposit maturities to over one year due to pricing strategies, and the growth of our High Value Checking account, which we estimate to have a decay rate in excess of one year of 75%.

                                                                                      AT DECEMBER 31, 2002
                                                        ---------------------------------------------------------------------------
                                                                                                           MORE THAN     MORE THAN
                                                                         MORE THAN         MORE THAN       TWO YEARS    THREE YEARS
                                                         SIX MONTHS     SIX MONTHS        ONE YEAR TO      TO THREE       TO FIVE
                                                           OR LESS      TO ONE YEAR        TWO YEARS         YEARS         YEARS
                                                        ------------   ------------       -----------    ------------   -----------
                                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
      First mortgage loans..........................    $  1,078,715   $  1,102,401       $ 1,430,295    $    999,696   $   832,239
      Consumer and other loans......................          33,597            743             2,534           2,833        13,508
      Federal funds sold............................          87,700              -                -                -             -
      Mortgage-backed securities....................       1,564,766      1,698,446         1,120,637         523,608       372,733
      FHLB stock....................................         137,500              -                -                -             -
      Investment securities.........................          11,241              -               100             180           132
                                                        ------------   ------------       ----------     ------------   -----------
         Total interest-earning assets..............       2,913,519      2,801,590         2,553,566       1,526,317     1,218,612
                                                        ------------   ------------       ----------     ------------   -----------
Interest-bearing liabilities:
      Savings accounts..............................          22,987         23,640           222,645         267,174       178,116
      Interest-bearing demand accounts..............         120,335        120,335           260,153         265,025       255,282
      Money market accounts.........................         137,829        137,830           157,261         161,578        17,272
      Time deposits.................................       3,641,319      1,476,274           915,892          69,013        85,332
      Borrowed funds................................          50,000              -            50,000          50,000             -
                                                        ------------   ------------       -----------    ------------   -----------
         Total interest-bearing liabilities.........       3,972,470      1,758,079         1,605,951         812,790       536,002
                                                        ------------   ------------       -----------    ------------   -----------

Interest rate sensitivity gap.......................    $ (1,058,951)  $  1,043,511       $   947,615    $    713,527   $   682,610
                                                        ============   ============       ===========    ============   ===========
Cumulative interest rate sensitivity gap............    $ (1,058,951)  $    (15,440)      $   932,175    $  1,645,702   $ 2,328,312
                                                        ============   ============       ===========    ============   ===========

Cumulative interest rate sensitivity gap
      as a percent of total assets..................          (7.49)%         (0.11)%            6.59%          11.63%        16.46%

Cumulative interest-earning assets
      as a percent of interest-bearing liabilities..           73.34%         99.73%             112.71%       120.19%       126.81%

                                                           AT DECEMBER 31, 2002
                                                        ---------------------------
                                                         MORE THAN
                                                         FIVE YEARS        TOTAL
                                                        ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
      First mortgage loans..........................    $  1,393,284   $  6,836,630
      Consumer and other loans......................          74,983        128,198
      Federal funds sold............................               -         87,700
      Mortgage-backed securities....................         845,971      6,126,161
      FHLB stock....................................               -        137,500
      Investment securities.........................         550,685        562,338
                                                        ------------   ------------
         Total interest-earning assets..............       2,864,923     13,878,527
                                                        ------------   ------------
Interest-bearing liabilities:
      Savings accounts..............................         178,116        892,678
      Interest-bearing demand accounts..............          19,484      1,040,614
      Money market accounts.........................          17,272        629,042
      Time deposits.................................               -      6,187,830
      Borrowed funds................................       3,450,000      3,600,000
                                                        ------------   ------------
         Total interest-bearing liabilities.........       3,664,872     12,350,164
                                                        ------------   ------------

Interest rate sensitivity gap.......................    $   (799,949)  $  1,528,363
                                                        ============   ============
Cumulative interest rate sensitivity gap............    $  1,528,363
                                                        ============

Cumulative interest rate sensitivity gap
      as a percent of total assets..................           10.81%

Cumulative interest-earning assets
      as a percent of interest-bearing liabilities..          112.38%

         The methods used in the gap table are inherently imprecise. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans and mortgage-backed securities, have features that limit changes in interest rates on a short-term basis and over the life of the loan. If interest rates change, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable-rate loans may decrease if interest rates increase.

         Present Value of Equity. In addition to the gap analysis, we also use a simulation model to monitor interest rate risk. This model reports the present value of equity in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. The present value of equity is the difference between the estimated fair value of interest rate-sensitive assets and liabilities. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed-rate, adjustable-rate, caps, floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed-rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.

         Our policy sets a maximum percentage change in the present value of equity of 55% from the current, or zero basis point, present value of equity, given an instantaneous and parallel increase or decrease of 200 basis points. Although the percent change in the present value of equity at December 31, 2002 was within the December 31, 2001 maximum percent change limit of 40%, the maximum percent change was increased in 2002 to 55% to allow for more flexibility in managing our asset/liability mix.

         The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2002. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

                                                                                            PRESENT VALUE OF EQUITY
                                                                                             AS PERCENT OF PRESENT
                                   PRESENT VALUE OF EQUITY                                      VALUE OF ASSETS
                       ------------------------------------------------------          --------------------------------
  CHANGE IN                 DOLLAR             DOLLAR                 PERCENT          PRESENT VALUE          PERCENT
INTEREST RATES              AMOUNT             CHANGE                 CHANGE               RATIO              CHANGE
--------------         ----------------     -------------            --------          -------------         ----------
(BASIS POINTS)                             (DOLLARS IN THOUSANDS)
      200              $      1,074,506     $   (284,364)            (20.93)%               7.91%             (16.03)%
      150                     1,217,874         (140,996)            (10.38)                8.79               (6.69)
      100                     1,350,015           (8,855)             (0.65)                9.58                1.70
       50                     1,392,313           33,443               2.46                 9.74                3.40
        0                     1,358,870                -                  -                 9.42                   -
      (50)                    1,280,274          (78,596)             (5.78)                8.83               (6.26)
     (100)                    1,187,129         (171,741)            (12.64)                8.14              (13.59)
     (150)                    1,094,206         (264,664)            (19.48)                7.45              (20.91)
     (200)                      970,332         (388,538)            (28.59)                6.56              (30.36)

         At December 31, 2001, the percent change in the present value of equity in the 200 basis point increase scenario was negative 35.67% and in the 100 basis point decrease scenario it was positive 3.16% compared with the table above. The decreases in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios in the December 31, 2002 analysis were primarily due to the growth of our fixed-rate mortgage loans and mortgage-backed securities. Generally, these assets will not reprice in a rising rate environment. The overall decrease in the present value of equity and the percent change in the present value of equity in the decreasing rate scenarios in the December 31, 2002 analysis was primarily due to the growth of our fixed-rate borrowed funds in this low interest rate environment. Fixed-rate borrowed funds, even those with call options, generally do not reprice in a decreasing rate environment. We believe the 150 and 200 basis point decrease scenarios presented above may not be meaningful given the prevailing low market interest rate environment.

         As in the case of the gap table, the methods we used in the previous table are also inherently imprecise. This type of modeling requires that we make assumptions that may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we assume the composition of the interest rate-sensitive assets and liabilities will remain constant over the period being measured and that all interest rate shocks will be uniformly reflected across the yield curve, regardless of the duration to maturity or repricing. The table assumes that we will take no action in response to the changes in interest rates. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and, therefore, cannot be determined with precision. Accordingly, although the present value of equity model may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our present value of equity.

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

         Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for 2002, 2001 and 2000. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------------
                                                                    2002                                        2001
                                                        -------------------------------------    -----------------------------------
                                                                                     AVERAGE                                 AVERAGE
                                                           AVERAGE                    YIELD/        AVERAGE                   YIELD/
                                                           BALANCE       INTEREST      COST         BALANCE      INTEREST      COST
                                                        ------------    ----------  ---------    -------------  -----------  -------
                                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNINGS ASSETS:
     First mortgage loans, net (1).................     $  6,352,764    $  440,073     6.93%     $   5,204,953  $   381,135    7.32%
     Consumer and other loans......................          139,432        10,027     7.19            153,978       11,959    7.77
     Federal funds sold............................          153,773         2,427     1.58            153,495        5,436    3.54
     Mortgage-backed securities,
        at amortized cost..........................        5,461,673       307,743     5.63          4,036,100      262,914    6.51
     Federal Home Loan Bank stock..................          101,591         5,002     4.92             79,418        4,536    5.71
     Investment securities at amortized cost.......          315,153        18,945     6.01            389,472       24,518    6.30
                                                        ------------    ----------               -------------   ----------
        Total interest-earning assets..............       12,524,386       784,217     6.26         10,017,416      690,498    6.89
NONINTEREST-EARNING ASSETS.........................          263,718    ----------                     203,567   ----------
                                                        ------------                             -------------
            TOTAL ASSETS...........................     $ 12,788,104                             $  10,220,983
                                                        ============                             =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
     Savings accounts..............................     $    869,823        17,212     1.98      $     776,388       17,497    2.25
     Interest-bearing demand accounts..............          370,843         9,450     2.55             94,197        1,486    1.58
     Money market accounts.........................          593,021        11,697     1.97            465,021       10,731    2.31
     Time deposits.................................        6,311,562       217,416     3.44          5,381,517      277,293    5.15
                                                        ------------    ----------               -------------   ----------
         Total deposits............................        8,145,249       255,775     3.14          6,717,123      307,007    4.57
     Borrowed funds................................        2,854,658       139,999     4.90          1,731,918       96,420    5.57
                                                        ------------    ----------               -------------   ----------
         Total interest-bearing liabilities........       10,999,907       395,774     3.60          8,449,041      403,427    4.77
                                                        ------------    ----------               -------------   ----------
NONINTEREST-BEARING LIABILITIES:
     Noninterest-bearing deposits..................          391,865                                   351,970
     Other noninterest-bearing liabilities.........          102,001                                    86,494
                                                        ------------                             -------------
         Total noninterest-bearing liabilities.....          493,866                                   438,464
                                                        ------------                             -------------
            Total liabilities......................       11,493,773                                 8,887,505
            Stockholders' equity...................        1,294,331                                 1,333,478
                                                        ------------                             -------------
            TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY.............................     $ 12,788,104                             $  10,220,983
                                                        ============                             =============
Net interest income................................                     $  388,443                              $   287,071
                                                                        ==========                               ==========
Net interest rate spread (2).......................                                    2.66%                                   2.12%
Net interest-earning assets........................     $  1,524,479                             $   1,568,375
                                                        ============                             =============
Net interest margin (3)............................                                    3.10%                                   2.87%

Ratio of interest-earning assets to
     interest-bearing liabilities..................                                    1.14x                                   1.19x

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                        ----------------------------------
                                                                        2000
                                                        ----------------------------------
                                                                                   AVERAGE
                                                          AVERAGE                   YIELD/
                                                          BALANCE       INTEREST     COST
                                                        ------------   ---------   -------
                                                              (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNINGS ASSETS:
     First mortgage loans, net (1).................     $  4,456,451   $ 327,458      7.35%
     Consumer and other loans......................          130,806      10,640      8.13
     Federal funds sold............................           80,449       4,972      6.18
     Mortgage-backed securities,
        at amortized cost..........................        3,196,889     214,435      6.71
     Federal Home Loan Bank stock..................           23,955       1,698      7.09
     Investment securities at amortized cost.......          882,166      54,838      6.22
                                                        ------------   ---------
         Total interest-earning assets.............        8,770,716     614,041      7.00
NONINTEREST-EARNING ASSETS.........................          152,583
                                                        ------------   ---------
            TOTAL ASSETS...........................     $  8,923,299
                                                        ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
     Savings accounts..............................     $    782,125      19,143      2.45
     Interest-bearing demand accounts..............           95,385       1,819      1.91
     Money market accounts.........................          463,818      11,909      2.57
     Time deposits.................................        4,932,154     277,642      5.63
                                                        ------------   ---------
         Total deposits............................        6,273,482     310,513      4.95
     Borrowed funds................................          797,966      49,526      6.21
                                                        ------------   ---------
         Total interest-bearing liabilities........        7,071,448     360,039      5.09
                                                        ------------   ---------
NONINTEREST-BEARING LIABILITIES:
     Noninterest-bearing deposits..................          319,499
     Other noninterest-bearing liabilities.........           73,025
                                                        ------------
         Total noninterest-bearing liabilities.....          392,524
                                                        ------------
            Total liabilities......................        7,463,972
            Stockholders' equity...................        1,459,327
                                                        ------------
            TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY.............................     $  8,923,299
                                                        ============
Net interest income................................                    $ 254,002
                                                                       =========
Net interest rate spread (2).......................                                   1.91%
Net interest-earning assets........................     $  1,699,268
                                                        ============
Net interest margin (3)............................                                   2.90%
Ratio of interest-earning assets to
     interest-bearing liabilities..................                                   1.24x

----------------------------------------------
(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

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

                                                         2002 COMPARED TO 2001                       2001 COMPARED TO 2000
                                               ------------------------------------------   ---------------------------------------
                                                        INCREASE (DECREASE) DUE TO                INCREASE (DECREASE) DUE TO
                                               ------------------------------------------   ---------------------------------------
                                                  VOLUME          RATE            NET         VOLUME          RATE           NET
                                               ------------   ------------    -----------   -----------   -----------    ----------
                                                                           (IN THOUSANDS)
INTEREST-EARNING ASSETS:
     First mortgage loans, net..............   $     80,168   $    (21,230)   $    58,938   $    55,014   $    (1,337)   $   53,677
     Consumer and other loans...............         (1,079)          (853)        (1,932)        1,809          (490)        1,319
     Federal funds sold.....................             10         (3,019)        (3,009)        3,204        (2,740)          464
     Mortgage-backed securities.............         83,795        (38,966)        44,829        55,020        (6,541)       48,479
     Federal Home Loan Bank stock...........          1,150           (684)           466         3,228          (390)        2,838
     Investment securities..................         (4,490)        (1,083)        (5,573)      (31,017)          697       (30,320)
                                               ------------   ------------    -----------   -----------   -----------    ----------

         Total..............................        159,554        (65,835)        93,719        87,258       (10,801)       76,457
                                               ------------   ------------    -----------   -----------   -----------    ----------
INTEREST-BEARING LIABILITIES:
     Savings accounts.......................          1,956         (2,241)          (285)         (136)       (1,510)       (1,646)
     Interest-bearing demand accounts.......          6,587          1,377          7,964           (23)         (310)         (333)
     Money market accounts..................          2,690         (1,724)           966            31        (1,209)       (1,178)
     Time deposits..........................         42,506       (102,383)       (59,877)       24,279       (24,628)         (349)
     Borrowed funds.........................         56,334        (12,755)        43,579        52,486        (5,592)       46,894
                                               ------------   ------------    -----------   -----------   -----------    ----------

         Total..............................        110,073       (117,726)        (7,653)       76,637       (33,249)       43,388
                                               ------------   ------------    -----------   -----------   -----------    ----------

         Net change in net interest income..   $     49,481   $     51,891    $   101,372   $    10,621   $    22,448    $   33,069
                                               ============   ============    ===========   ===========   ===========    ==========

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND DECEMBER 31, 2001

         During the year ended December 31, 2002, we continued to grow our operating subsidiary, Hudson City Savings Bank, primarily through our core investments of residential mortgage loans and mortgage-backed securities. Customer deposits and long-term borrowings funded the growth. As a result, our total assets increased $2.72 billion, or 23.8%, to $14.14 billion at December 31, 2002 from $11.42 billion at December 31, 2001.

         Loans increased $1.00 billion, or 16.8%, to $6.97 billion at December 31, 2002 from $5.97 billion at December 31, 2001. For the year ended December 31, 2002, we originated first mortgage loans of $1.84 billion and purchased first mortgage loans of $1.72 billion, compared with $1.52 billion and $857.6 million, respectively, for the corresponding 2001 period. These first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans and were primarily fixed-rate loans. At December 31, 2002, fixed-rate mortgage loans accounted for 86.5% of our first mortgage loan portfolio compared with 72.2% at December 31, 2001. This percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice as would adjustable-rate loans. The increase in loan originations and purchases reflected the low long-term market interest rate environment experienced in 2002, which caused increases in loan prepayments and refinancings. The increase in mortgage loan purchases also reflected our internal growth strategy.

         The loan purchases were made pursuant to our wholesale loan purchase program established to supplement our retail loan originations. The purchasing agreements, as established with each seller/servicer, contain parameters as to the loans that can be included in each package. These parameters, such as maximum loan size and maximum loan-to-value ratio, conform to parameters utilized by us to originate mortgage loans. Purchased loan packages are subject to internal due diligence procedures that may include review of individual loan files. This review subjects the purchased loan file to substantially the same underwriting standards used in our own loan origination process. Loan packages purchased include mortgage loans secured by properties located primarily in the east coast corridor states between Boston and Washington D.C., and in Michigan and Illinois.

         In 2002, due to the low long-term interest rate environment, approximately $496.8 million of our loan originations were the result of refinancing of our existing mortgage loans. These refinancings of existing loans are included in total loan originations. Last year we began to allow certain customers to modify, for a fee, their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to lower interest rates. In general, all terms and conditions of the existing mortgage loan remain the same except the adjustment of the interest rate to the currently offered fixed-rate product with a similar term to maturity or to a reduced term at the request of the borrower. Approximately $866.3 million of existing mortgage loans were modified during the year ended December 31, 2002. This total is not included in total loan originations.

         Mortgage-backed securities increased $1.12 billion, or 22.4%, to $6.13 billion at December 31, 2002 from $5.01 billion at December 31, 2001. This increase includes a $861.2 million increase in mortgage-backed securities available for sale. In addition to purchases of mortgage-backed securities as part of our internal growth strategy, purchases also increased due to the low market interest rate environment experienced during 2002, which caused increased prepayment activity. Investment securities available for sale increased $393.5 million to $560.9 million at December 31, 2002 from $167.4 million at December 31, 2001. The increase in investment securities primarily reflected the investment of part of the excess cash flows from mortgage-related prepayment activity. These increases in interest-earning assets reflected our continued emphasis on the origination and purchase of one-to four-family mortgage loans as our primary growth strategy, supplemented by the purchase of mortgage-backed securities and investment securities to help manage interest rate risk.

         Cash and due from banks increased $68.9 million to $153.1 million at December 31, 2002 from $84.2 million at December 31, 2001. Of the cash and due from banks balance at December 31, 2002, $54.5 million was held at the Federal Home Loan Bank. This balance receives interest credits equivalent to the current federal funds overnight borrowing rate. Federal funds sold increased $70.1 million to $87.7 million at December 31, 2002 from $17.6 million at December 31, 2001. These increases in cash and cash equivalents were primarily due to the overall growth in assets, increased levels of cash flows due to mortgage-related prepayment activity and excess liquidity received late in the period having been temporarily invested in federal funds sold. FHLB stock increased $56.4 million, or 69.5%, to $137.5 million at December 31, 2002, which was the amount of stock we were required by the FHLB to hold. The growth in accrued interest receivable of $7.4 million to $69.2 million at December 31, 2002 was primarily due to the growth of our interest-earning assets.

         At December 31, 2002, total liabilities were $12.83 billion, an increase of 26.5%, or $2.69 billion, compared with $10.14 billion at December 31, 2001. Borrowed funds increased $1.45 billion, or 67.4%, to $3.60 billion at December 31, 2002 from $2.15 billion at December 31, 2001. The additional borrowed funds were primarily used to fund asset growth consistent with our capital management strategy. Funding asset growth with borrowed funds generated additional earnings through a positive interest rate spread. Borrowed funds were comprised of $1.85 billion of securities sold under agreements to repurchase and $1.75 billion of Federal Home Loan Bank advances. Securities pledged as collateral against our securities sold under agreements to repurchase had a market value at December 31, 2002 of approximately $1.96 billion. Advances from the FHLB utilize our mortgage portfolio as collateral. Our increase in borrowed funds consisted primarily of 10-year terms to maturity with call options starting from 3 to 5 years from the borrowing date. The use of long-term borrowed funds has allowed us to better manage our interest rate risk by matching our long-term assets with long-term liabilities. Borrowing long-term in this low interest rate environment should also allow us to better manage interest expense in future periods.

         Total deposits increased $1.23 billion, or 15.5%, to $9.14 billion at December 31, 2002 from $7.91 billion at December 31, 2001. Interest-bearing deposits increased $1.21 billion, or 16.0%, to $8.75 billion at December 31, 2002 from $7.54 billion at December 31, 2001. The increase in interest-bearing deposits was primarily due to growth in interest-bearing demand accounts of $938.4 million due to the introduction of our interest-bearing High Value Checking account. The balance in the High Value Checking account at December 31, 2002 was $943.2 million. In April 2002, we introduced our interest-bearing High Value Checking account, which we view as an attractive alternative to cash management accounts offered by brokerage firms. This account offers unlimited checking, on-line banking and debit card availability as part of the product, and pays an interest rate generally above market competitive rates.

         The growth in interest-bearing deposits was also due to a $112.3 million, or 21.7% increase in money market deposits to $629.0 million, an $84.0 million, or 1.4%, increase in time deposits to $6.19 billion, and a $78.3 million, or 9.6%, increase in regular savings deposits to $892.7 million at December 31, 2002. Non-interest bearing deposits increased $12.8 million, or 3.4%, to $388.5 million at December 31, 2002 from $375.7 million at December 31, 2001. The increase in total deposits was primarily used to fund our planned asset growth. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, the introduction of our interest-bearing High Value Checking account and an overall decrease in investor confidence in the equity markets.

         Accrued expenses and other liabilities increased $14.6 million, or 19.4%, to $89.9 million at December 31, 2002 from $75.3 million at December 31, 2001 primarily due to an increase in accrued interest payable because of the growth in our borrowed funds and an increase in our accrued income tax payable due to timing of tax payments.

         Total stockholders' equity increased $27.3 million, or 2.1%, to $1.32 billion at December 31, 2002 from $1.29 billion at December 31, 2001. The increase was primarily the result of net income of $192.0 million, an increase of $19.4 million in accumulated other comprehensive income, net of tax, an increase of $9.9 million due to the exercise of 1,410,330 stock options, and an increase of $12.5 million due to the allocation of stock-related employee benefit plans. The increase in accumulated other comprehensive income was primarily due to the growth in our portfolio of mortgage-backed securities available for sale and increases in the value of our investment securities available for sale. Partially offsetting these increases in stockholders' equity were repurchases of 7,754,472 shares of our common stock at an aggregate cost of $140.2 million and cash dividends declared and paid to common stockholders of $64.5 million. As of December 31, 2002, there remained 1,808,796 shares authorized to be purchased under our current stock repurchase program.

         At December 31, 2002, the ratio of total stockholders' equity to total assets was 9.30% compared with 11.28% at December 31, 2001. For the year ended December 31, 2002, the ratio of average stockholders' equity to average assets was 10.12% compared with 13.05% for the year ended December 31, 2001. The decrease in these ratios was primarily due to our capital management strategy of planned internal asset growth, and a slower percentage growth in stockholders' equity as compared to the percentage growth in assets due to payment of cash dividends and stock repurchases. Stockholders' equity per common share was $7.22 and $6.87 at December 31, 2002 and December 31, 2001, respectively.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

         General. Net income was $192.0 million for the year ended December 31, 2002, an increase of $57.5 million, or 42.8%, compared with net income of $134.5 million for the year ended December 31, 2001. Basic and diluted earnings per common share were $1.04 and $1.01, respectively, for the year ended December 31, 2002 compared with basic and diluted earnings per share of $0.69 and $0.68, respectively, for the year ended December 31, 2001. For the year ended December 31, 2002 our return on average stockholders' equity was 14.84% compared with 10.09% for the year ended December 31, 2001. Our return on average assets for the year ended December 31, 2002 was 1.50% compared with 1.32% for the year ended December 31, 2001. These increases reflected our improved profitability due to increased interest rate spreads that we experienced in the low interest rate environment and our ability to grow our business with low cost interest-bearing liabilities.

         Interest and Dividend Income. Total interest and dividend income increased $93.7 million, or 13.6%, to $784.2 million for the year ended December 31, 2002 compared with $690.5 million for the year ended December 31, 2001. The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $2.50 billion, or 25.0%, to $12.52 billion for the year ended December 31, 2002 compared with $10.02 billion for the year ended December 31, 2001. This increase was due in part to a $1.15 billion, or 22.1%, increase in the average balance of first mortgage loans, net to $6.35 billion for the year ended December 31, 2002 compared with $5.20 billion for 2001. The average balance of mortgage-backed securities increased $1.42 billion, or 35.1%, to $5.46 billion for the year ended December 31, 2002 compared with $4.04 billion for 2001. These increases were slightly offset by a decrease in the average balance of investment securities for the year ended December 31, 2002 of $74.3 million, or 19.1%, to $315.2 million from $389.5 million for 2001. The increase in the average balance of FHLB stock of $22.2 million reflected the increase in the amount of FHLB stock required to be held by us.

         The above increases in the average balances of first mortgage loans and mortgage-backed securities reflected internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans as our primary growth strategy, while purchasing mortgage-backed securities to supplement loan originations and purchases, and assist in the management of interest rate risk. The growth in the average balance of mortgage-backed securities also reflected the investment of excess cash flows, due to the increased prepayment activity on our mortgage-related assets, into mortgage-backed securities. Although the increase in the average balance of loans was somewhat less than the increase in the average balance of mortgage-backed securities, the impact of the loan growth was more significant in terms of interest income because our first mortgage loans are generally higher yielding assets than our mortgage-backed securities.

         The impact on interest income due to the growth in the average balance of interest-earning assets, was partially offset by a 63 basis point decrease in the average yield on interest-earning assets to 6.26% for the year ended December 31, 2002 from 6.89% for the year ended December 31, 2001. The average yield on first mortgage loans, net decreased 39 basis points to 6.93% for the year ended December 31, 2002 from 7.32% for 2001. The average yield on mortgage-backed securities decreased 88 basis points to 5.63% for the year ended December 31, 2002 from 6.51% for 2001.

         The decrease in the average yield on first mortgage loans reflected the large volume of loan originations, purchases and modifications during the low interest rate environment of 2001 and 2002. The decrease in the average yield on mortgage-backed securities reflected the large volume of purchases and the downward repricing of our adjustable-rate securities during the low interest rate environment of 2001 and 2002. The larger decrease in the average yield on mortgage-backed securities compared with mortgage loans was due to the larger increase in the average balance of mortgage-backed securities in this low rate environment and the greater percentage of adjustable-rate securities in the mortgage-backed security portfolio as compared to our mortgage loan portfolio. If market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits that are part of the terms of the security, which have limited the extent our adjustable-rate securities may have adjusted in prior periods.

         Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, decreased $7.6 million, or 1.9%, to $395.8 million for the year ended December 31, 2002 from $403.4 million for the year ended December 31, 2001, notwithstanding an overall increase in interest-bearing liabilities. Interest expense on borrowed funds increased $43.6 million, or 45.2%, to $140.0 million for the year ended December 31, 2002 from $96.4 million for 2001. Interest expense on deposits decreased $51.2 million, or 16.7%, to $255.8 million for the year ended December 31, 2002 from $307.0 million for 2001. The decrease in total interest expense reflected the impact of a 117 basis point decrease in the average cost of interest-bearing liabilities to 3.60% for the year ended December 31, 2002 from 4.77% for 2001. The decrease in interest expense was offset, in part, by an increase in the average balance of interest-bearing liabilities of $2.55 billion, or 30.2%, to $11.00 billion for the year ended December 31, 2002 from $8.45 billion for the year ended December 31, 2001.

         The increase in interest expense on borrowed funds was primarily due to a $1.12 billion, or 64.7%, increase in the average balance of borrowed funds to $2.85 billion for the year ended December 31, 2002 from $1.73 billion for 2001. The impact on interest expense on borrowed funds due to the increase in the average balance of borrowed funds was offset, in part, by a 67 basis point decrease in the average cost of borrowed funds to 4.90% for the year ended December 31, 2002 from 5.57% for 2001.

         The growth of borrowed funds has been used to fund internal asset growth consistent with our capital management and growth strategies. The funds borrowed during 2002 had 10-year terms to maturity with call options starting 3 to 5 years from the borrowing date. Although these borrowings generally had higher costs than short-term borrowings, the use of long-term borrowed funds has allowed us to better manage our interest rate risk by matching long-term assets with long-term liabilities. Borrowing long-term in the prevailing interest rate environment should also allow us to better manage interest expense in future periods. The decrease in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2001 and 2002 and the restructuring of certain of our borrowed funds to obtain lower interest rates.

         The $51.2 million decrease in interest expense on deposits was primarily due to a 143 basis point decrease in the average cost of interest-bearing deposits to 3.14% for the year ended December 31, 2002 from 4.57% for 2001. The decrease in the average cost of interest-bearing deposits was primarily due to a 171 basis point decrease in the average cost of our time deposits to 3.44% for 2002 from 5.15% for 2001. The average cost of regular savings accounts decreased 27 basis points to 1.98% for 2002 and the average cost of money market deposits decreased 34 basis points to 1.97% for 2002. Partially offsetting these decreases, the average cost of interest-bearing demand accounts increased 97 basis points to 2.55% for 2002 from 1.58% for 2001 due to the introduction during the second quarter of 2002 of our High Value Checking account. The decrease in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2001 and 2002. The impact on the average cost of interest-bearing liabilities due to possible further decreases in market interest rates may not be as favorable in future periods as short-term market rates are currently at historically low levels.

         The impact on interest expense on deposits due to the decrease in the average cost of interest-bearing deposits was offset, in part, by a $1.43 billion, or 21.3%, increase in the average balance of interest-bearing deposits to $8.15 billion for the year ended December 31, 2002 from $6.72 billion for 2001. The average balance of time deposits increased $930.0 million, or 17.3%, to $6.31 billion for 2002 from $5.38 billion for 2001. The average balance of interest-bearing demand accounts increased $276.6 million to $370.8 million for 2002 from $94.2 million for 2001 due to the introduction of our High Value Checking account in the second quarter of 2002. The average balance of money market accounts increased $128.0 million to $593.0 million for 2002 from $465.0 million for 2001 and the average balance of regular savings accounts increased $93.4 million to $869.8 million for 2002 from $776.4 million for 2001. We believe the increase in the interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, the introduction of our interest-bearing High Value Checking account and an overall decrease in investor confidence in the equity markets.

         Net Interest Income. Net interest income increased $101.3 million, or 35.3%, to $388.4 million for the year ended December 31, 2002 compared with $287.1 million for the year ended December 31, 2001. This increase primarily reflected our planned balance sheet growth, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the improved net interest rate spread earned on this growth. Our net interest rate spread, the difference between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, increased 54 basis points to 2.66% for the year ended December 31, 2002 from 2.12% for 2001. Our net interest margin, represented by net interest income divided by average total interest-earning assets, increased 23 basis points to 3.10% for the year December 31, 2002 from 2.87% for 2001.

         These increases reflected our improved profitability due to the declining interest rate environment experienced during 2001 and 2002, the fact that our interest-bearing liabilities repriced faster than our interest-earning assets in the declining interest rate environment and our ability to grow our business with low cost interest-bearing liabilities during this period. The larger increase in our net interest spread compared with the increase in our net interest margin reflected the use of investable funds to purchase treasury stock. However, during 2002, long-term interest rates generally declined, while short-term interest rates remained relatively stable, thus narrowing the yield curve. The narrower yield curve and the increased prepayment activity on our mortgage-related assets, due to the historically low market interest rates, may have a negative impact on our net interest income, net interest rate spread and net interest margin in future periods.

         Provision for Loan Losses. Our provision for loan losses for the year December 31, 2002 was $1.5 million, a decrease of $0.4 million, or 21.1%, compared with $1.9 million for the year ended December 31, 2001. Net charge-offs for the year ended December 31, 2002 were $9,000 compared with net charge-offs of $9,000 for 2001. The decrease in the provision reflected our recent low charge-off history given the relative stability of the housing market. The allowance for loan losses increased $1.5 million, or 6.3%, to $25.5 million at December 31, 2002 from $24.0 million at December 31, 2001. The increase in the allowance for loan losses, through the provision for loan losses, reflected the overall growth of the loan portfolio and the level of delinquent and non-performing loans.

         Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $4.6 million, or 29.5%, to $20.2 million at December 31, 2002 from $15.6 million at December 31, 2001. The increase in the dollar amount of our non-performing loans, which was primarily due to an increase of our non-performing purchased FHA/VA loan portfolio of $4.5 million, was due to the slow economic conditions during 2002, characterized by higher unemployment. The ratio of non-performing loans to total loans was 0.29% at December 31, 2002 compared with 0.26% at December 31, 2001. The ratio of the allowance for loan losses to non-performing loans was 126.27% at December 31, 2002 compared with 153.44% at December 31, 2001. The ratio of the allowance for loan losses to total loans was 0.37% at December 31, 2002 compared with 0.40% at December 31, 2001.

         Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See "Critical Accounting Policies."

         Non-Interest Income. Total non-interest income, consisting generally of service charges and fees on customer accounts, was $8.0 million and $4.7 million, respectively, for the years ended December 31, 2002 and 2001. The increase in service fees and other income of $1.2 million was primarily due to a $760,000 gain on the sale of a commercial property not deemed to be a strategic part of our business plan.

         The $2.1 million gain on securities transactions, net, which occurred in the fourth quarter of 2002, resulted from an opportunity to restructure certain assets and liabilities to allow us to be better positioned for future changes in interest rates. The cash flow of $88.7 million from the sale of the securities was reinvested in higher yielding securities at a slightly longer duration. To match this duration extension, we restructured certain of our borrowed funds to extend their maturity and lower the contract rate.

         Non-Interest Expense. Total non-interest expense increased $11.7 million, or 14.3%, to $93.5 million for the year ended December 31, 2002 from $81.8 million for the year ended December 31, 2001. The increase was primarily due to an increase in salaries and employee benefits of $8.4 million, or 16.1%, to $60.7 million for the year ended December 31, 2002 from $52.3 million for 2001. The increase in salaries and employee benefits reflected routine salary increases, senior level promotions, increases in stock-related compensation expense and increases in pension expense. The expense of certain of the stock-related plans is based on the average market price of our common stock in accordance with the provisions of Statement of Position 93-6, "Employer Accounting for Employee Stock Ownership Plans." The increase in our stock price has resulted in a $3.7 million increase in stock-related compensation expense. Other expenses increased $3.2 million, or 24.4%, to $16.3 million for the year ended December 31, 2002 compared with $13.1 million for 2001. This increase was due, in part, to expenses related to new marketing initiatives and accelerated recognition of stock-related expense due to the passing of one of our directors.

         Our efficiency ratio, determined by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gains on securities transactions, was 23.72% for the year ended December 31, 2002 compared with 28.04% for the year ended December 31, 2001. Our ratio of non-interest expense to average assets for the year ended December 31, 2002 was 0.73% compared with 0.80% for the year ended December 31, 2001.

         Income Taxes. Income tax expense increased $35.9 million, or 48.8%, to $109.4 million for the year ended December 31, 2002 from $73.5 million for the year ended December 31, 2001. This increase was primarily due to the $93.3 million, or 44.8% increase in income before income tax expense and changes to the New Jersey corporate business tax code. In July 2002, the New Jersey State Legislature passed the Business Tax Reform Act. This new legislation, which was retroactive to January 1, 2002, has increased our annual effective tax rate to approximately 36.5%. The overall change in income tax expense, due to the new state tax structure, was approximately $2.9 million. Our effective tax rate for 2002 was 36.29% compared with 35.33% for 2001.

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

         Mortgage-backed securities increased $1.75 billion, or 53.6%, to $5.01 billion at December 31, 2001 from $3.26 billion at December 31, 2000. Investment securities available for sale decreased $709.2 million, or 80.9%, to $167.5 million at December 31, 2001 from $876.7 million at December 31, 2000. The increase in mortgage-backed securities, a part of our growth strategy, was also due to the reinvestment of $855.7 million of calls of investment securities into adjustable-rate or higher yielding fixed-rate mortgage-backed securities during 2001. The large amount of calls of investment securities was due to the lower interest rate environment that existed during 2001. These increases in interest-earning assets continue to reflect our emphasis on the origination and purchase of one- to four-family mortgage loans supplemented by the purchase of mortgage-backed securities as part of our growth strategy. We began classifying certain mortgage-backed security purchases as available for sale during 2001 to maintain internal liquidity requirements.

         Federal funds sold decreased $104.1 million, or 85.5%, to $17.6 million at December 31, 2001 from $121.7 million at December 31, 2000. The higher levels of federal funds sold at December 31, 2000 resulted from calls of investment securities, the proceeds from which had not yet been fully invested at year end. FHLB stock increased $7.5 million to $81.1 million at December 31, 2001, which was the amount of stock we were required to hold.

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

         Accrued expenses and other liabilities increased $13.6 million, or 22.0%, to $75.3 million at December 31, 2001 from $61.7 million at December 31, 2000. This increase was primarily due to an increase in accrued interest payable because of the growth of our borrowed funds and an increase in accrued expenses related to certain employee benefit plans, primarily postretirement benefits.

         Total stockholders' equity decreased $175.8 million, or 12.0%, to $1.29 billion at December 31, 2001 from $1.46 billion at December 31, 2000. Hudson City repurchased 25,966,800 dividend-adjusted shares of our common stock during 2001, which decreased stockholders' equity by $278.5 million. As of December 31, 2001, there were 9,563,268 dividend-adjusted shares authorized to be purchased under our current stock repurchase program. Offsetting the effect of repurchases on stockholders' equity was net income of $134.5 million for the year ended December 31, 2001 and an increase in accumulated other comprehensive income, net of tax, of $7.9 million. This increase was due to increases in the market values of our investment securities available for sale due to the lower interest rate environment. Stockholders' equity was also decreased during 2001 by the declarations of cash dividends to common stockholders totaling $46.5 million and the purchase of 374,836 dividend-adjusted shares of common stock for the recognition and retention plans at an aggregate cost of $4.2 million. The exercise of 285,600 dividend-adjusted options during 2001 increased stockholders' equity by $2.0 million.

         At December 31, 2001, the ratio of total stockholders' equity to total assets was 11.28% compared with 15.61% at December 31, 2000. For the year ended December 31, 2001, the ratio of average stockholders' equity to average assets was 13.05% compared with 16.35% for the year ended December 31, 2000. Stockholders' equity per common share was $6.87 at December 31, 2001 compared with $6.89 at December 31, 2000. The decrease in these ratios was primarily due to the decrease in stockholders' equity and the growth in assets as discussed above.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000

         General. Net income was $134.5 million for the year ended December 31, 2001, an increase of $19.7 million, or 17.2%, from net income of $114.8 million for the year ended December 31, 2000. Basic and diluted earnings per common share were $0.69 and $0.68, respectively, for 2001 compared with basic and diluted earnings per common share of $0.52 for 2000. Our return on average stockholders' equity and return on average assets for 2001 was 10.09% and 1.32%, respectively, compared with 7.87% and 1.29%, respectively, for 2000. The increase in the return on average stockholders' equity reflected the growth in net income and the decrease in stockholders' equity.

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

         The above increases in the average balances of interest-earning assets reflected internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans and consumer and other loans, while purchasing mortgage-backed securities to supplement loan originations and manage interest rate risk. The increase in the average balance of first mortgage loans also reflected the program we established late in 2000 to supplement our loan originations by purchasing a higher volume of first mortgage loans than in previous periods. The growth in the average balance of mortgage-backed securities and the decline in the average balance of investment securities reflected the calls of investment securities during 2001 due to the lower interest rate environment. The growth in the average balance of mortgage-backed securities was also due to the investment of other funds in mortage-backed securities as part of our capital management strategy. The increase in the average balance of federal funds sold reflected the initial investment of the proceeds of the calls of investment securities, and the initial investment of the large volume of mortgage loan and mortgage-backed security prepayments. These funds were subsequently invested in adjustable-rate or higher yielding fixed-rate mortgage-backed securities or mortgage loans. The increase in the average balance of FHLB stock reflected the increase in the amount of FHLB stock required to be held by us based on our asset size.

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

         The increase in total interest expense was attributable to an increase in the average balance of total interest-bearing liabilities of $1.38 billion, or 19.5%, to $8.45 billion for the year ended December 31, 2001 compared with $7.07 billion for the year ended December 31, 2000. The increase in the average balance of total interest-bearing liabilities primarily resulted from an increase in the average balance of borrowed funds of $934.0 million, or 117.0%, to $1.73 billion for 2001 compared with $798.0 million for 2000. The use of borrowed funds has accelerated over the past year to fund asset growth. The increase also reflected our decision to assist in managing our interest rate risk by using long-term borrowings to match our long-term assets.

         The average balance of interest-bearing deposits increased $443.6 million, or 7.1%, to $6.72 billion for 2001 compared with $6.27 billion for 2000. The increase in the average balance of interest-bearing deposits was attributable to an increase in the average balance of time deposits of $449.4 million, or 9.1%, to $5.38 billion for 2001 compared with $4.93 billion for 2000. We believe the overall increase in total interest-bearing deposits was due in part to the volatility in the equity markets, our offering competitive rates on our time deposit products and deposit movement among financial institutions due to consolidation within our industry.

         The increase in interest expense due to the growth of total interest-bearing liabilities was partially offset by a 32 basis point decrease in the average cost of total interest-bearing liabilities to 4.77% for the year ended December 31, 2001 from 5.09% for the year ended December 31, 2000. The average cost of total interest-bearing deposits decreased 38 basis points to 4.57% for 2001 compared with 4.95% for 2000. Within the interest-bearing deposit mix, the average cost of time deposits decreased 48 basis points to 5.15% for 2001 compared with 5.63% for 2000. The decrease in the average cost of interest-bearing deposits reflected the lower market interest rate environment in 2001.

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

         Net Interest Income. Net interest income increased $33.1 million, or 13.0%, to $287.1 million for the year ended December 31, 2001 compared with $254.0 million for the year ended December 31, 2000. This increase primarily reflected increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the average yield on average total interest-earning assets and the average cost of average total interest-bearing liabilities, increased 21 basis points to 2.12% for the year ended December 31, 2001 compared with 1.91% for the corresponding 2000 period. The increase in the net interest spread was primarily due to the lower interest rate environment experienced during 2001 and the fact that our interest-bearing liabilities repriced faster than our interest-earning assets.

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

         Principal repayments on loans were $2.63 billion during 2002 compared with $1.35 billion for 2001. Principal payments received on mortgage-backed securities totaled $2.38 billion during 2002 compared to $1.62 billion during 2001. The increase in payments on loans and mortgage-backed securities reflected the low market interest rate environment during 2001 and 2002, which caused an increase in prepayment activity when compared with the prior period. The increase also reflected the growth in those portfolios, thus a larger base from which to receive payments. Maturities and calls of investment securities totaled $203.4 million during 2002 compared with maturities and calls of $855.7 million during 2001. The higher amount of calls during 2001 was due to the declining interest rate environment that began early in 2001 and the larger balance of callable investment securities held at the beginning of 2001 compared with the amount of callable investment securities held at the beginning of 2002.

         For the years ended December 31, 2002 and 2001, we borrowed funds of $1.45 billion and $1.55 billion, respectively. The $1.45 billion of new long-term borrowed funds in 2002 consisted primarily of borrowings with 10-year terms to maturity with call options starting from 3 to 5 years from the borrowing date. There were no principal payments on borrowed funds during 2002, but there were $650.0 million of principal payments during 2001.

         The $1.45 billion increase in borrowed funds during 2002 funded planned internal asset growth and generated additional earnings through a positive interest rate spread. The use of long-term borrowed funds has allowed us to better manage our interest rate risk by matching long-term assets with long-term liabilities. Borrowing long-term funds in this low interest rate environment should also allow us to better control interest expense in future periods. At December 31, 2002, there were $50.0 million of borrowed funds scheduled to mature within one year.

         Total deposits increased $1.23 billion during 2002 compared with an increase of $1.31 billion during 2001. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, the introduction of our interest-bearing High Value Checking account and an overall decrease in investor confidence in the equity markets. Time deposit accounts scheduled to mature within one year were $5.12 billion at December 31, 2002. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

         Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and to a lesser extent, the purchase of investment securities. We originated and purchased total loans of approximately $1.91 billion and $1.72 billion, respectively, during 2002 compared with $1.59 billion and $857.6 million, respectively, during 2001. The increase was primarily due to planned balance sheet growth and the low market interest rate environment during 2001 and 2002, which caused an increase in prepayment and loan refinancing activity. Additionally, to supplement our loan originations, we purchased a higher volume of first mortgage loans than in previous periods.

         Purchases of mortgage-backed securities during 2002 were $3.57 billion compared with $3.36 billion during 2001. Of the mortgage-backed securities purchased in 2002, $1.44 billion were real estate mortgage investment conduits ("REMIC") compared with $2.17 billion purchased in 2001. The REMIC purchases in 2002 and 2001 had fixed interest rates and generally had shorter average lives compared with alternate mortgage-backed security investments available at the time of purchase. Generally, these purchases experienced faster prepayment speeds during 2002 than other mortgage-backed securities. The volume of purchases of mortgage-backed securities was related to the increase in prepayment activity due to the low market interest rate environment during 2001 and 2002 and the internal growth strategies employed by us during these periods.

         During 2002, we purchased $598.5 million of investment securities compared with purchases of $140.4 million during 2001. These purchases were made with excess cash flows from payments on our mortgage-related assets. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During 2002, we purchased $56.4 million of FHLB common stock compared with purchases of $7.5 million during 2001. The purchases in 2002 bring our total investment in FHLB stock to $137.5 million, the amount we are currently required to hold.

         On April 16, 2002, a 100 percent stock dividend was declared, having the effect of a two-for-one stock split. Stockholders of record on May 24, 2002 received one additional share of common stock for every share of common stock held on that date. The stock dividend was paid on June 17, 2002. The effect of the 100% stock dividend has been retroactively reflected in the presentation of this document.

         During 2002, our recognition and retention plan purchased 100,580 dividend-adjusted shares of common stock at an aggregate cost of $1.9 million. 167,900 shares were awarded to plan participants during 2002. As of December 31, 2002 we had 65,316 shares purchased and unallocated for the recognition and retention plan.

         Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During 2002, we purchased 7,754,472 dividend-adjusted shares of our common stock at an aggregate cost of $140.2 million. During 2001, we purchased 25,966,800 dividend-adjusted shares of our common stock at an aggregate cost of $278.5 million. At December 31, 2002, there were 1,808,796 shares remaining to be repurchased under the existing stock repurchase program.

         At December 31, 2002, Hudson City Savings had outstanding loan commitments to borrowers of approximately $213.0 million, commitments to purchase loans of approximately $261.6 million, commitments to purchase mortgage-backed securities of $263.2 million and available home equity and overdraft lines of credit of approximately $83.3 million. We anticipate we will have sufficient funds available to meet our current commitments in the normal course of business.

         Cash dividends declared and paid during 2002 were $64.5 million compared with $46.5 million during 2001. The dividend pay-out ratio for the years ended December 31, 2002 and 2001 was 33.17% and 34.06%, respectively. On January 14, 2003, the Board of Directors declared a quarterly cash dividend of eleven cents ($0.11) per common share. The dividend was paid on March 3, 2003 to stockholders of record at the close of business on February 7, 2003.

         We opened one new branch during 2002 in Midland Park, NJ. We also purchased, for future use, an office building near our corporate headquarters at a cost of approximately $2.8 million. We do not anticipate any other material capital expenditures nor do we have any balloon or other payments due on any long-term obligations or any significant off-balance sheet items other than the commitments and unused lines of credit noted above.

         At December 31, 2002, Hudson City Bancorp and Hudson City Savings exceeded all regulatory capital requirements. Hudson City Bancorp's leverage capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio were 9.48%, 28.11% and 28.67%, respectively. Hudson City Savings' leverage capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio were 8.85%, 26.26% and 26.81%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under change conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on our consolidated financial statements.

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

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9." This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

         SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of SFAS No. 147 are effective October 1, 2002. This Statement did not have any impact on our consolidated financial statements.

         In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. We have adopted the expanded disclosure provisions of this statement effective December 31, 2002.

IMPACT OF INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements of Hudson City Bancorp have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

CRITICAL ACCOUNTING POLICIES

         Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2002, included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for the year ended December 31, 2002, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

         Allowance for Loan Losses. The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States of America, under which we are required to maintain adequate allowances for loan losses. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

         Our primary lending emphasis is the origination of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we had a loan concentration in residential first mortgage loans at December 31, 2002, the majority of which are secured by real property located in New Jersey.

         Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a further decline in the economy, generally, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We have maintained our provision for loan losses at the current level to primarily address the actual growth in our loan portfolio.

         Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Years Ended December 31, 2002 and 2001 -- Provision for Loan Losses."

         Asset Impairment Judgments. Certain of our assets are carried in our consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of various assets. In addition to our impairment analyses related to loans discussed above, another significant impairment analysis relates to the value of other than temporary declines in the value of our securities.

         Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in stockholders' equity. The securities which we have the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security through a valuation allowance. The market values of our securities are significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decrease; as interest rates fall, the market value of fixed-rate securities will increase. Estimated fair values for securities are based on published or securities dealers' market values.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Hudson City Bancorp, Inc.:

         We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                 /s/ KPMG LLP

January 14, 2003
Short Hills, New Jersey

                    Hudson City Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition

                                                                                     DECEMBER 31,          DECEMBER 31,
                                                                                         2002                  2001
                                                                                    --------------        --------------
                                                                                               (IN THOUSANDS)
Assets:
Cash and due from banks (note 3) ...............................................    $      153,096        $       84,214
Federal funds sold .............................................................            87,700                17,600
                                                                                    --------------        --------------
                Total cash and cash equivalents ................................           240,796               101,814

Investment securities held to maturity, market value of $ 1,497 at
       December 31, 2002 and $1,474 at December 31, 2001 (note 4) ..............             1,406                 1,441
Investment securities available for sale, at market value (notes 4 and
   9) ..........................................................................           560,932               167,427

Federal Home Loan Bank of New York stock .......................................           137,500                81,149

Mortgage-backed securities held to maturity, market value of $ 4,828,939 at
       December 31, 2002 and $4,530,692 at December 31, 2001
       (notes 5 and 9) .........................................................         4,734,266             4,478,488

Mortgage-backed securities available for sale, at market value
       (notes 5 and 9) .........................................................         1,391,895               530,690

Loans (note 6) .................................................................         6,970,900             5,968,171
       Less:
           Deferred loan fees ..................................................            13,508                12,060
           Allowance for loan losses (note 6) ..................................            25,501                24,010
                                                                                    --------------        --------------
                Net loans ......................................................         6,931,891             5,932,101

Foreclosed real estate, net ....................................................             1,276                   250
Accrued interest receivable ....................................................            69,248                61,808
Banking premises and equipment, net (note 7) ...................................            32,732                31,363
Other assets (notes 10 and 11) .................................................            42,662                40,237
                                                                                    --------------        --------------

                Total Assets ...................................................    $   14,144,604        $   11,426,768
                                                                                    ==============        ==============

Liabilities and Stockholders' Equity:
Deposits (note 8):
       Interest-bearing ........................................................    $    8,750,164        $    7,537,103
       Noninterest-bearing .....................................................           388,465               375,659
                                                                                    --------------        --------------
                Total deposits .................................................         9,138,629             7,912,762
Borrowed funds (note 9) ........................................................         3,600,000             2,150,000
Accrued expenses and other liabilities (notes 10 and 11) .......................            89,892                75,270
                                                                                    --------------        --------------
                Total liabilities ..............................................        12,828,521            10,138,032
                                                                                    --------------        --------------

Common stock, $0.01 par value, 800,000,000 shares authorized; 231,276,600 shares issued, 191,973,258 shares outstanding at December 31, 2002,
       198,317,400 shares issued and outstanding at December 31, 2001 ..........             2,313                 2,313
Additional paid-in capital .....................................................           530,496               527,724
Retained earnings (notes 11 and 13) ............................................         1,291,960             1,170,138
Treasury stock, at cost; 39,303,342 shares at December 31, 2002 and
       32,959,200 shares at December 31, 2001 ..................................          (465,249)             (340,716)
Unallocated common stock held by the employee stock
       ownership plan (note 10) ................................................           (51,474)              (53,435)
Unearned common stock held by the recognition and
       retention plan (note 10) ................................................           (16,253)              (22,132)
Accumulated other comprehensive income, net of tax .............................            24,290                 4,844
                                                                                    --------------        --------------
                Total stockholders' equity .....................................         1,316,083             1,288,736
                                                                                    --------------        --------------
                Commitments and contingencies (notes 7 and 14)
                      Total Liabilities and Stockholders' Equity ...............    $   14,144,604        $   11,426,768
                                                                                    ==============        ==============

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                   2002         2001         2000
                                                                                ----------   ----------   ----------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and Dividend Income:
      Interest and fees on first mortgage loans (note 6) ...........            $  440,073   $  381,135   $  327,458
      Interest and fees on consumer and other loans ................                10,027       11,959       10,640
      Interest on mortgage-backed securities held to maturity ......               265,144      254,610      214,435
      Interest on mortgage-backed securities available for sale ....                42,599        8,304            -
      Interest on investment securities held to maturity (note 4):
          Taxable ..................................................                    68           68           67
          Exempt from federal taxes ................................                    21           23           26
      Interest and dividends on investment securities
             available for sale - taxable (note 4) .................                18,856       24,427       54,745
      Dividends on Federal Home Loan Bank of New York stock ........                 5,002        4,536        1,698
      Interest on federal funds sold ...............................                 2,427        5,436        4,972
                                                                                ----------   ----------   ----------

             Total interest and dividend income ....................               784,217      690,498      614,041
                                                                                ----------   ----------   ----------

Interest Expense:
      Interest on deposits (note 8) ................................               255,775      307,007      310,513
      Interest on borrowed funds (note 9) ..........................               139,999       96,420       49,526
                                                                                ----------   ----------   ----------

             Total interest expense ................................               395,774      403,427      360,039
                                                                                ----------   ----------   ----------

                 Net interest income ...............................               388,443      287,071      254,002

Provision for Loan Losses (note 6) .................................                 1,500        1,875        2,130
                                                                                ----------   ----------   ----------
                 Net interest income after provision for loan losses               386,943      285,196      251,872
                                                                                ----------   ----------   ----------

Non-interest Income:
      Service charges and other income .............................                 5,947        4,694        4,541
      Gains on securities transactions, net (notes 4 and 5) ........                 2,066            -            -
                                                                                ----------   ----------   ----------
             Total non-interest income .............................                 8,013        4,694        4,541
                                                                                ----------   ----------   ----------

Non-interest Expense:
      Salaries and employee benefits (note 10) .....................                60,731       52,307       49,871
      Net occupancy expense (note 7) ...............................                13,888       14,088       13,678
      Federal deposit insurance assessment .........................                 1,415        1,292        1,414
      Computer and related services ................................                 1,213        1,055          806
      Other expense ................................................                16,294       13,082       13,228
                                                                                ----------   ----------   ----------
             Total non-interest expense ............................                93,541       81,824       78,997
                                                                                ----------   ----------   ----------

                 Income before income tax expense ..................               301,415      208,066      177,416
Income Tax Expense (note 11) .......................................               109,382       73,517       62,590
                                                                                ----------   ----------   ----------

                 Net income ........................................            $  192,033   $  134,549   $  114,826
                                                                                ==========   ==========   ==========

Basic earnings per share  (note 17) ................................            $     1.04   $     0.69   $     0.52
                                                                                ==========   ==========   ==========

Diluted earnings per share  (note 17) ..............................            $     1.01   $     0.68   $     0.52
                                                                                ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity

                                                                                                    UNALLOCATED      UNEARNED
                                                                     ADDITIONAL                        COMMON         COMMON
                                                         COMMON       PAID-IN       RETAINED         STOCK HELD     STOCK HELD
                                                         STOCK        CAPITAL       EARNINGS         BY THE ESOP    BY THE RRP
                                                      ------------  ------------  ------------      ------------    ----------
                                                                                  (IN THOUSANDS)
Balance at December 31, 1999 ....................     $      2,313  $    526,619  $  1,000,180      $    (22,109)   $        -
    Comprehensive income:
       Net income ...............................                -             -       114,826                 -             -
       Other comprehensive income:
         Unrealized holding gains arising during
            period (net of tax of $15,240).......                -             -             -                 -             -
       Total comprehensive income ...............
    Declaration of dividends ($0.145 per share)..                -             -       (32,006)                -             -
    Purchase of ESOP stock ......................                -             -             -           (35,244)            -
    Allocation of ESOP stock ....................                -           419             -             1,957             -
    Purchase of RRP stock .......................                -             -             -                 -       (28,638)
    Vesting of RRP stock ........................                -          (223)            -                 -         4,680
    Purchase of treasury stock ..................                -             -             -                 -             -
    Exercise of stock options ...................                -             -           (97)                -             -
                                                      ------------  ------------  ------------      ------------    ----------
Balance at December 31, 2000 ....................            2,313       526,815     1,082,903           (55,396)      (23,958)
    Comprehensive income:
       Net income ...............................                -             -       134,549                 -             -
       Other comprehensive income :
         Unrealized holding gains arising during
            period (net of tax of $4,868).......                 -             -             -                 -             -
       Total comprehensive income ...............
    Declaration of dividends ($0.235 per share)..                -             -       (46,542)                -             -
    Allocation of ESOP stock ....................                -         1,277             -             1,961             -
    Purchase of RRP stock .......................                -             -             -                 -        (4,184)
    Vesting of RRP stock ........................                -          (368)            -                 -         6,010
    Purchase of treasury stock ..................                -             -             -                 -             -
    Exercise of stock options ...................                -             -          (772)                -             -
                                                      ------------  ------------  ------------      -------------   ----------
Balance at December 31, 2001 ....................            2,313       527,724     1,170,138           (53,435)      (22,132)
    Comprehensive income:
       Net income ...............................                -             -       192,033                 -             -
       Other comprehensive income:
         Unrealized holding gains arising during
            period (net of tax of $11,918).......                -             -             -                 -             -
       Total comprehensive income ...............                -
    Declaration of dividends ($0.345 per share)..                -             -       (64,504)                -             -
    Allocation of ESOP stock ....................                -         3,144             -             1,961             -
    Purchase of RRP stock .......................                -             -             -                 -        (1,854)
    Vesting of RRP stock ........................                -          (372)            -                 -         7,733
    Purchase of treasury stock ..................                -             -             -                 -             -
    Exercise of stock options ...................                -             -        (5,707)                -             -
                                                      ------------  ------------  ------------      ------------    ----------
Balance at December 31, 2002 ....................     $      2,313  $    530,496  $  1,291,960      $    (51,474)   $  (16,253)
                                                      ============  ============  ============      ============    ==========

                                                                        ACCUMULATED
                                                                           OTHER            TOTAL
                                                      TREASURY         COMPREHENSIVE     STOCKHOLDERS'
                                                        STOCK          INCOME (LOSS)        EQUITY
                                                     ----------        -------------     -------------
                                                                       (IN THOUSANDS)
Balance at December 31, 1999 ....................    $        -         $    (27,963)    $  1,479,040
                                                                                         ------------
    Comprehensive income:
       Net income ...............................             -                    -          114,826
       Other comprehensive income:
         Unrealized holding gains arising during
            period (net of tax of $15,240).......             -               24,866           24,866
                                                                                         ------------
       Total comprehensive income ...............                                             139,692
                                                                                         ------------
    Declaration of dividends ($0.145 per share)..             -                    -          (32,006)
    Purchase of ESOP stock ......................             -                    -          (35,244)
    Allocation of ESOP stock ....................             -                    -            2,376
    Purchase of RRP stock .......................             -                    -          (28,638)
    Vesting of RRP stock ........................             -                    -            4,457
    Purchase of treasury stock ..................       (65,456)                   -          (65,456)
    Exercise of stock options ...................           445                    -              348
                                                     ----------         ------------     ------------
Balance at December 31, 2000 ....................       (65,011)              (3,097)       1,464,569
                                                                                         ------------
    Comprehensive income:
       Net income ...............................             -                    -          134,549
       Other comprehensive income :
         Unrealized holding gains arising during
            period (net of tax of $4,868)........             -                7,941            7,941
                                                                                         ------------
       Total comprehensive income ...............                                             142,490
                                                                                         ------------
    Declaration of dividends ($0.235 per share)..             -                    -          (46,542)
    Allocation of ESOP stock ....................             -                    -            3,238
    Purchase of RRP stock .......................             -                    -           (4,184)
    Vesting of RRP stock ........................             -                    -            5,642
    Purchase of treasury stock ..................      (278,458)                   -         (278,458)
    Exercise of stock options ...................         2,753                    -            1,981
                                                     ----------         ------------     ------------
Balance at December 31, 2001 ....................      (340,716)               4,844        1,288,736
                                                                                         ------------
    Comprehensive income:
       Net income ...............................             -                    -          192,033
       Other comprehensive income:
         Unrealized holding gains arising during
            period (net of tax of $11,918).......             -               19,446           19,446
                                                                                         ------------
       Total comprehensive income ...............                                             211,479
                                                                                         ------------
    Declaration of dividends ($0.345 per share)..             -                    -          (64,504)
    Allocation of ESOP stock ....................             -                    -            5,105
    Purchase of RRP stock .......................             -                    -           (1,854)
    Vesting of RRP stock ........................             -                    -            7,361
    Purchase of treasury stock ..................      (140,173)                   -         (140,173)
    Exercise of stock options ...................        15,640                    -            9,933
                                                     ----------         ------------     ------------
Balance at December 31, 2002 ....................    $ (465,249)        $     24,290     $  1,316,083
                                                     ==========         ============     ============

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                              2002          2001           2000
                                                                                           ----------    ----------     ----------
                                                                                                       (IN THOUSANDS)
Cash Flows from Operating Activities:
       Net income......................................................................    $  192,033    $  134,549     $  114,826
       Adjustments to reconcile net income to net cash provided
       by operating activities:
            Depreciation, accretion and amortization expense ..........................        14,269         5,167          5,755
            Provision for loan losses .................................................         1,500         1,875          2,130
            Gains on net securities transactions ......................................        (2,066)            -              -
            Allocation of stock for employee benefit plans ............................        12,466         8,880          6,833
            Deferred tax benefit ......................................................        (4,756)       (2,857)        (5,174)
            Net proceeds from sale of foreclosed real estate ..........................           231           940          1,048
            (Increase) decrease in accrued interest receivable ........................        (7,440)          452        (10,290)
            (Increase) decrease in other assets .......................................        (9,587)        2,154         (5,722)
            Increase in accrued expenses and other liabilities ........................        14,622        13,587          9,902
                                                                                           ----------    ----------     ----------
Net Cash Provided by Operating Activities .............................................       211,272       164,747        119,308
                                                                                           ----------    ----------     ----------
Cash Flows from Investing Activities:
       Originations of loans ..........................................................    (1,907,298)   (1,587,430)      (968,873)
       Purchases of loans .............................................................    (1,717,406)     (857,638)      (110,733)
       Payments on loans ..............................................................     2,625,551     1,353,923        512,697
       Principal collection of mortgage-backed securities held to maturity ............     2,133,902     1,584,372        693,241
       Purchases of mortgage-backed securities held to maturity .......................    (2,400,445)   (2,804,215)      (862,546)
       Principal collection of mortgage-backed securities available for sale ..........       250,244        35,996              -
       Proceeds from sales of mortgage-backed securities available for sale ...........        78,164             -              -
       Purchases of mortgage-backed securities available for sale .....................    (1,168,106)     (560,228)             -
       Proceeds from maturities and calls of investment securities held to maturity ...            35            40            150
       Purchases of investment securities held to maturity ............................             -             -           (252)
       Proceeds from maturities and calls of investment securities available for sale..       203,338       855,614            536
       Proceeds from sales of investment securities available for sale ................        10,504             -              -
       Purchases of investment securities available for sale ..........................      (598,547)     (140,430)       (25,000)
       Purchases of Federal Home Loan Bank of New York stock ..........................       (56,351)       (7,520)       (73,629)
       Purchases of premises and equipment, net .......................................        (5,144)       (3,966)        (3,708)
                                                                                           ----------    ----------     ----------
Net Cash Used in Investment Activities ................................................    (2,551,559)   (2,131,482)      (838,117)
                                                                                           ----------    ----------     ----------
Cash Flows from Financing Activities:
       Net increase (decrease) in deposits ............................................     1,225,867     1,308,641        (83,923)
       Proceeds from borrowed funds ...................................................     1,450,000     1,550,000      2,450,000
       Principal payments on borrowed funds ...........................................             -      (650,000)    (1,500,000)
       Dividends paid .................................................................       (64,504)      (46,542)       (32,006)
       Purchases of stock by the ESOP .................................................             -             -        (35,244)
       Purchases of stock by the RRP ..................................................        (1,854)       (4,184)       (28,638)
       Purchases of treasury stock ....................................................      (140,173)     (278,458)       (65,456)
       Exercise of stock options ......................................................         9,933         1,981            348
                                                                                           ----------    ----------     ----------
Net Cash Provided by Financing Activities .............................................     2,479,269     1,881,438        705,081
                                                                                           ----------    ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents ..................................       138,982       (85,297)       (13,728)
Cash and Cash Equivalents at Beginning of Period ......................................       101,814       187,111        200,839
                                                                                           ----------    ----------     ----------
Cash and Cash Equivalents at End of Period.............................................    $  240,796    $  101,814     $  187,111
                                                                                           ==========    ==========     ==========
Supplemental Disclosures:
       Interest paid...................................................................    $  390,038    $  399,401     $  354,987
                                                                                           ==========    ==========     ==========
       Income taxes paid...............................................................    $  111,219    $   70,205     $   75,017
                                                                                           ==========    ==========     ==========

See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a) BASIS OF PRESENTATION

         The following are the significant accounting and reporting policies applied by Hudson City Bancorp, Inc. ("Hudson City Bancorp") and its wholly-owned subsidiary Hudson City Savings Bank ("Hudson City Savings") in the preparation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. Certain dollar and share amounts previously reported have been reclassified to conform to the current year's presentation. As used in these consolidated financial statements, "Hudson City" refers to Hudson City Bancorp, Inc. and its consolidated subsidiary, depending on the context.

         Hudson City Bancorp is a Delaware corporation organized in March 1999 by Hudson City Savings in connection with the conversion and reorganization of Hudson City Savings from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure, referred to as the Reorganization.

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

         Transfers of loans to foreclosed real estate of $1,257,000, $747,000 and $1,126,000 for the years ended December 31, 2002, 2001 and 2000, respectively, did not result in cash receipts or cash payments.

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

         Mortgage-backed securities are classified as either held to maturity or available for sale. Mortgage-backed securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, using a method that approximates level yield. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income, which is included in stockholders' equity. Realized gains and losses are recognized when securities are sold using the specific identification method. The estimated fair market value of these securities is determined by use of quoted market prices.

         f) LOANS

         Loans are stated at their principal amounts outstanding. Interest income on loans is accrued and credited to income as earned. Net loan origination fees are deferred and amortized to interest income over the life of the loan as an adjustment to the loan's yield, using the level yield method. Purchased loans are stated at their principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, using a method that approximates level yield.

         The accrual of income on loans that do not carry private mortgage insurance or are not guaranteed by a federal agency is generally discontinued when interest or principal payments are 90-days in arrears or when the timely collection of such income is doubtful. Loans on which the accrual of income has been discontinued are designated as non-accrual loans and outstanding interest previously credited is reversed. It is recognized subsequently in the period collected only when the ultimate collection of principal is no longer in doubt. A non-accrual loan is returned to accrual status when factors indicating doubtful collection no longer exist.

         Hudson City defines the population of impaired loans to be all non-accrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. There were no loans classified as impaired at December 31, 2002 and 2001.

         g) ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is a valuation account established through a provision for loan losses charged to income. Losses on loans are charged against the allowance when management believes the collection of the principal is unlikely. Subsequent recoveries, if any, are generally credited to the

                   Notes to Consolidated Financial Statements

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

                   Notes to Consolidated Financial Statements

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

         The Hudson City stock option plans and the recognition and retention plans ("RRP") are accounted for in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. Accordingly, no compensation expense has been recognized for the stock option plans. The fair value pro forma disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" are included in Note 10 - Employee Benefit Plans. Expense for the RRP in the amount of the fair value of the common stock at the date of grant is recognized ratably over the vesting period. Unvested and unallocated RRP shares are recorded as a reduction of stockholders' equity at cost.

         Had expense for Hudson City's stock option plans been determined based on the fair value at the grant date for our stock options consistent with the method of SFAS No. 123, our net income and earnings per share for all expenses related to stock options and stocks granted in our recognition and retention plans would have been reduced to the pro forma amounts that follow:

                                                                        2002          2001           2000
                                                                    ------------  -------------  -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported .................................           $    192,033  $     134,549   $    114,826
Add: expense recognized for the recognition and
          retention plans, net of related tax effect ....                  4,690          3,648          2,885
Less: total stock option and recognition and
          retention plans expense, determined under the
          fair value method, net of related tax effect ..                  7,038          5,845          4,913
                                                                    ------------  -------------  -------------

Pro forma net income ....................................           $    189,685  $     132,352  $     112,798
                                                                    ============  =============  =============

Basic earnings per share:              As reported ......           $       1.04  $        0.69  $        0.52
                                       Pro forma ........                   1.03           0.68           0.52

Diluted earnings per share:            As reported ......           $       1.01  $        0.68  $        0.52
                                       Pro forma ........                   1.00           0.67           0.52

                   Notes to Consolidated Financial Statements

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

         Hudson City has also obtained advances from the FHLB, which are generally secured by a blanket lien against our mortgage portfolio. Total borrowings with the FHLB are generally limited to twenty times the amount of FHLB stock owned or the fair value of our mortgage portfolio, whichever is greater.

         s) EARNINGS PER SHARE

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

         In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding includes all 122,576,600 shares issued to Hudson City, MHC. Also included are the ESOP shares previously allocated to participants and shares committed to be released for allocation to participants and the RRP shares which have vested or have been allocated to participants. ESOP and RRP shares that have been purchased but have not been committed to be released have not been considered in computing basic and diluted earnings per share.

2. STOCKHOLDERS' EQUITY

         Upon completion of the Reorganization, a "liquidation account" was established in an amount equal to the total equity of Hudson City Savings as of the latest practicable date prior to the Reorganization. The liquidation account was established to provide a limited priority claim to the assets of Hudson City Savings to "eligible account holders" and "supplemental eligible account holders", as defined, who continue to maintain deposits in Hudson City Savings after the Reorganization. In the unlikely event of a complete liquidation of Hudson City Savings, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank's common stock. This distribution would be based upon each eligible account holder's and supplemental account holder's proportionate share of the then total remaining qualifying deposits.

                   Notes to Consolidated Financial Statements

3. RESTRICTIONS ON CASH AND DUE FROM BANKS

         Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on deposits. The average amount of the reserves on deposit for the years ended December 31, 2002 and 2001 was approximately $8,456,000 and $2,104,000, respectively.

4. INVESTMENT SECURITIES

         The amortized cost and estimated fair market value of investment securities at December 31 are as follows:

                                                              GROSS         GROSS        ESTIMATED
                                               AMORTIZED    UNREALIZED    UNREALIZED    FAIR MARKET
                                                 COST         GAINS         LOSSES        VALUE
                                              ----------    ----------   -----------    -----------
                                                                 (IN THOUSANDS)
2002
HELD TO MATURITY:
Municipal bonds .................             $    1,406    $       91   $         -    $    1,497
                                              ==========    ==========   ===========    ==========

AVAILABLE FOR SALE:
United States government agencies             $  540,893    $    8,612   $         -    $  549,505
Corporate bonds .................                    341             -            (7)          334
Equity securities ...............                 10,189           904             -        11,093
                                              ----------    ----------   -----------    ----------
      Total available for sale ..             $  551,423    $    9,516   $        (7)   $  560,932
                                              ==========    ==========   ===========    ==========

2001
HELD TO MATURITY:
Municipal bonds .................             $    1,441    $       33   $         -    $    1,474
                                              ==========    ==========   ===========    ==========

AVAILABLE FOR SALE:
United States government agencies             $  155,430    $    1,417   $      (439)   $  156,408
Corporate bonds .................                  1,049             2            (7)        1,044
Equity securities ...............                 10,000             -           (25)        9,975
                                              ----------    ----------   -----------    ----------
      Total available for sale ..             $  166,479    $    1,419   $      (471)   $  167,427
                                              ==========    ==========   ===========    ==========

                   Notes to Consolidated Financial Statements

         The amortized cost and estimated fair market value of investment securities held to maturity and investment securities available for sale at December 31, 2002, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

                                                             ESTIMATED
                                                  AMORTIZED  FAIR MARKET
                                                    COST       VALUE
                                                -----------  ----------
                                                     (IN THOUSANDS)
             HELD TO MATURITY
Due after one year through five years            $      250  $      262
Due after five years through ten years                  600         631
Due after ten years ..................                  556         604
                                                 ----------  ----------

        Total held to maturity .......           $    1,406  $    1,497
                                                 ==========  ==========

            AVAILABLE FOR SALE
Due in one year or less ..............           $      150  $      148
Due after one year through five years                   167         162
Due after five years through ten years               89,587      91,391
Due after ten years ..................              451,330     458,138
                                                 ----------  ----------

        Total available for sale .....           $  541,234  $  549,839
                                                 ==========  ==========

         Interest and dividend income for the years ended December 31, 2002, 2001 and 2000 consists of the following:

                                                        2002        2001        2000
                                                      ---------   ---------   ---------
                                                               (IN THOUSANDS)
United States government agencies ........            $  18,258   $  24,252   $  54,637
Municipal bonds ..........................                   89          91          93
Corporate bonds ..........................                   30          78         108
Equity securities ........................                  568          97           -
                                                      ---------   ---------   ---------

        Total interest and dividend income            $  18,945   $  24,518   $  54,838
                                                      =========   =========   =========

         Gross realized gains on sales of investment securities available for sale during 2002 were $585,000. There were no gains or losses from investment securities transactions during 2001 and 2000.

         The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $10,966,000 and $16,421,000 at December 31, 2002 and 2001, respectively.

                   Notes to Consolidated Financial Statements

5. MORTGAGE-BACKED SECURITIES

         The amortized cost and estimated fair market value of mortgage-backed securities at December 31 are as follows:

                                                                              GROSS               GROSS                ESTIMATED
                                                        AMORTIZED           UNREALIZED          UNREALIZED            FAIR MARKET
                                                           COST               GAINS               LOSSES                 VALUE
                                                      ------------        --------------      --------------        ---------------
                                                                                     (IN THOUSANDS)
2002
HELD TO MATURITY:
GNMA pass-through certificates.................       $  1,059,848        $       28,693      $            -        $     1,088,541
FNMA pass-through certificates.................          1,186,247                35,588                   -              1,221,835
FHLMC pass-through certificates................            213,686                 5,887                  (9)               219,564
FHLMC, FNMA and GNMA-REMICs....................          2,274,485                24,707                (193)             2,298,999
                                                      ------------        --------------      --------------        ---------------
      Total held to maturity...................       $  4,734,266        $       94,875      $         (202)       $     4,828,939
                                                      ============        ==============      ==============        ===============
AVAILABLE FOR SALE:
      GNMA pass-through certificates...........       $  1,362,227        $       29,668      $            -        $     1,391,895
                                                      ============        ==============      ==============        ===============
2001
HELD TO MATURITY:
GNMA pass-through certificates.................       $  1,704,584        $       25,712      $            -        $     1,730,296
FNMA pass-through certificates.................            642,457                13,621                 (15)               656,063
FHLMC pass-through certificates................            139,149                 3,707                   -                142,856
FHLMC and FNMA- REMICs.........................          1,992,298                10,300              (1,121)             2,001,477
                                                      ------------        --------------      --------------        ---------------
      Total held to maturity...................       $  4,478,488        $       53,340      $       (1,136)       $     4,530,692
                                                      ============        ==============      ==============        ===============
AVAILABLE FOR SALE:
      GNMA pass-through certificates...........       $    523,825        $        6,865      $            -        $       530,690
                                                      ============        ==============      ==============        ===============

         Gross realized gains on sales of mortgage-backed securities available for sale during 2002 were $1,481,000. There were no gains or losses from mortgage-backed securities transactions during 2001 and 2000.

                   Notes to Consolidated Financial Statements

6.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans at December 31 are summarized as follows:

                                                    2002                2001
                                                 ----------          ----------
                                                         (IN THOUSANDS)
First mortgage loans:
         One-to four-family ................     $6,708,806          $5,664,973
         FHA/VA ............................        131,209             151,203
         Multi-family and commercial .......          2,668               2,548
                                                 ----------          ----------

              Total first mortgage loans ...      6,842,683           5,818,724
                                                 ----------          ----------

 Consumer and other loans:
         Fixed-rate second mortgages .......         93,691             115,244
         Home equity credit lines ..........         33,543              32,715
         Other .............................            983               1,488
                                                 ----------          ----------

              Total consumer and other loans        128,217             149,447
                                                 ----------          ----------

                   Total loans .............     $6,970,900          $5,968,171
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

         The following is a comparative summary of loans on which the accrual of income has been discontinued and loans which are contractually past due 90 days or more but have not been classified non- accrual at December 31:

                                                    2002                2001
                                                 ----------          -----------
                                                         (IN THOUSANDS)
Non-accrual loans...........................     $    6,072          $    8,262
Accruing loans delinquent 90 days or more...         14,123               7,386
                                                 ----------          ----------

        Total non-performing loans..........     $   20,195          $   15,648
                                                 ==========          ==========

         The total amount of interest income received during the year on non-accrual loans outstanding at December 31, 2002, 2001 and 2000 amounted to $109,000, $154,000 and $179,000, respectively. Additional interest income totaling $319,000, $483,000, and $652,000 on non-accrual loans would have been recognized in 2002, 2001 and 2000, respectively, if interest on all such loans had been recorded based upon original contract terms. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

                   Notes to Consolidated Financial Statements

         An analysis of the allowance for loan losses at December 31 follows:

                                                    2002                 2001               2000
                                                 ----------          ------------        -----------
                                                                    (IN THOUSANDS)
Balance at beginning of year...............      $   24,010          $    22,144        $    20,010
                                                 ----------          -----------        -----------
        Charge-offs........................             (13)                 (20)               (18)
        Recoveries.........................               4                   11                 22
                                                 ----------          -----------        -----------
             Net (charge-offs) recoveries..              (9)                  (9)                 4
                                                 ----------          -----------        -----------
             Provision for loan losses.....           1,500                1,875              2,130
                                                 ----------          -----------        -----------
                  Balance at end of year...      $   25,501          $    24,010        $    22,144
                                                 ==========          ===========        ===========

7.  BANKING PREMISES AND EQUIPMENT, NET

         A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

                                                              2002                 2001
                                                           ----------           ----------
                                                                    (IN THOUSANDS)
Land.................................................      $    5,353           $    4,740
Buildings............................................          33,972               31,208
Leasehold improvements...............................          12,507               12,139
Furniture, fixtures and equipment....................          36,851               36,110
                                                           ----------           ----------
          Total acquisition value....................          88,683               84,197
Accumulated depreciation and amortization............         (55,951)             (52,834)
                                                           ----------           ----------
          Total banking premises and equipment, net..      $   32,732           $   31,363
                                                           ==========           ==========

         Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $3,775,000, $3,912,000 and $3,599,000 in 2002, 2001 and 2000, respectively.

                   Notes to Consolidated Financial Statements

         Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

         YEAR                    AMOUNT
------------------------       ----------
                              (IN THOUSANDS)
2003...................        $    3,088
2004...................             2,900
2005...................             2,486
2006...................             2,065
2007...................             1,795
Thereafter.............             4,341
                               ----------
        Total..........        $   16,675
                               ==========

         Net occupancy expense included gross rental expense for certain bank premises of $3,531,000 in 2002, $3,459,000 in 2001 and $3,286,000 in 2000, and
rental income of $861,000, $620,000 and $569,000 for the respective years.

8.  DEPOSITS

         Deposits at December 31 are summarized as follows:

                                                     2002                               2001
                                        -----------------------------     -----------------------------
                                            BALANCE         PERCENT           BALANCE          PERCENT
                                        --------------    -----------     -------------      ----------
                                                             (DOLLARS IN THOUSANDS)
Savings........................         $      892,678          9.77%     $     814,367           10.29%
Noninterest-bearing demand.....                388,465          4.25            375,659            4.75
Interest-bearing demand........              1,040,614         11.39            102,185            1.29
Money market...................                629,042          6.88            516,700            6.53
Time deposits..................              6,187,830         67.71          6,103,851           77.14
                                        --------------    ----------      -------------      ----------
          Total deposits.......         $    9,138,629        100.00%     $   7,912,762          100.00%
                                        ==============    ==========      =============      ==========

         Time deposits $100,000 and over amounted to $967,983,000 and $923,830,000 at December 31, 2002 and 2001, respectively. Interest expense on time deposits $100,000 and over for the years ended December 31, 2002, 2001 and 2000 was $27,399,000, $34,202,000 and $29,671,000, respectively. Included in noninterest-bearing demand accounts are mortgage escrow deposits of $47,730,000 and $48,917,000 at December 31, 2002 and 2001, respectively.

                   Notes to Consolidated Financial Statements

         Scheduled maturities of time deposits are as follows:

         YEAR                     AMOUNT
------------------------       ------------
                              (IN THOUSANDS)
2003...................        $  5,117,593
2004...................             915,892
2005...................              69,013
2006...................              22,888
2007...................              62,444
                               ------------
        Total..........        $  6,187,830
                               ============

9.  BORROWED FUNDS

         Borrowed funds at December 31 are summarized as follows:

                                                                  2002                                   2001
                                                      ------------------------------        -----------------------------
                                                                          WEIGHTED                              WEIGHTED
                                                                          AVERAGE                               AVERAGE
                                                        PRINCIPAL          RATE              PRINCIPAL            RATE
                                                      --------------   -----------          ------------      -----------
                                                                            (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase:
       FHLB......................................     $  1,000,000           4.90%          $    700,000         5.22%
       Other brokers.............................          850,000           5.05                850,000         5.17
                                                      ------------                          ------------
            Total securities sold under
                 agreements to repurchase........        1,850,000           4.97              1,550,000         5.19

Advances from the FHLB...........................        1,750,000           3.92                600,000         4.48
                                                      ------------                          ------------

                  Total borrowed funds...........     $  3,600,000           4.46           $  2,150,000         4.99
                                                      ============                          ============

         At December 31, 2002, borrowed funds had scheduled maturities and potential call dates as follows:

                          BORROWINGS BY SCHEDULED                     BORROWINGS BY NEXT
                              MATURITY DATE                          POTENTIAL CALL DATE
                     -------------------------------           -------------------------------
                                          WEIGHTED                                  WEIGHTED
                                          AVERAGE                                   AVERAGE
      YEAR             PRINCIPAL            RATE                 PRINCIPAL           RATE
-----------------    -------------      ------------           -------------     -------------
2003.............    $      50,000          4.73%              $     550,000         5.61%
2004.............           50,000          5.00                     550,000         4.66
2005.............           50,000          4.35                     825,000         4.10
2006.............                -             -                     875,000         4.30
2007.............                -             -                     800,000         4.09
2009.............          200,000          5.71                           -            -
2010.............          350,000          5.58                           -            -
2011.............        1,200,000          4.71                           -            -
2012.............        1,700,000          3.89                           -            -
                     -------------                             -------------
        Total...     $   3,600,000          4.46               $   3,600,000         4.46
                     =============                             =============

                   Notes to Consolidated Financial Statements

         The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, the average balances and the maximum outstanding at any month-end at or for the years ended December 31, 2002 and 2001 are as follows:

                                                               2002                 2001
                                                           -------------        -------------
                                                                      (IN THOUSANDS)
Amortized cost of collateral:
        United States government agency securities...      $     108,245        $      75,012
        Mortgage-backed securities...................          1,071,529            1,237,740
        REMICs.......................................            730,353              315,193
                                                           -------------        -------------
             Total amortized cost of collateral......      $   1,910,127        $   1,627,945
                                                           =============        =============
Fair value of collateral:
        United States government agency securities...      $     110,471        $      75,864
        Mortgage-backed securities...................          1,101,884            1,253,531
        REMICs.......................................            747,425              321,140
                                                           -------------        -------------
             Total fair value of collateral..........      $   1,959,780        $   1,650,535
                                                           =============        =============
Average balance of outstanding repurchase
        agreements during the year...................      $   1,734,384        $   1,594,521
                                                           =============        =============
Maximum balance of outstanding repurchase
        agreements at any month-end during the year        $   1,850,000        $   1,550,000
                                                           =============        =============

The average balance of our advances from the FHLB during 2002 was $1.12 billion and the maximum FHLB advances outstanding during 2002 was $1.75 billion.

10.  EMPLOYEE BENEFIT PLANS

         a)  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

         Non-contributory retirement and postretirement plans are maintained to cover all employees, including retired employees, who have met the eligibility requirements of the plans. Benefits under the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and compensation. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and had a benefit obligation of $3,983,000 at December 31, 2002 and $3,628,000 at December 31, 2001. Certain
health care and life insurance benefits are provided to eligible retired employees ("other benefits"). Participants generally become eligible for retiree health care and life insurance benefits after ten years of service.

                   Notes to Consolidated Financial Statements

         The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

                                                                   RETIREMENT PLANS                         OTHER BENEFITS
                                                           ----------------------------------      --------------------------------
                                                               2002                 2001               2002                2001
                                                          --------------        -------------      -------------       ------------
                                                                                        (IN THOUSANDS)
Change in Benefit Obligation:
       Benefit obligation at beginning of year.........   $       58,749        $      55,306      $      29,788       $     32,028
       Service cost....................................            2,351                2,135              1,393              1,409
       Interest cost...................................            4,187                4,007              1,883              1,929
       Participant contributions.......................                -                    -                 21                 16
       Actuarial loss (gain)...........................            3,547                 (941)            (2,412)            (5,205)
       Benefits paid...................................           (1,700)              (1,758)              (638)              (389)
                                                          --------------        -------------      -------------       ------------
       Benefit obligation at end of year...............           67,134               58,749             30,035             29,788
                                                          --------------        -------------      -------------       ------------
Change in Plan Assets:
       Fair value of plan assets at beginning of year..           67,148               71,080                  -                  -
       Actual loss on plan assets......................           (6,349)              (2,177)                 -                  -
       Employer contribution...........................                3                    3                617                373
       Participant contributions.......................                -                    -                 21                 16
       Benefits paid...................................           (1,700)              (1,758)              (638)              (389)
                                                          --------------        -------------      -------------       ------------
       Fair value of plan assets at end of year........           59,102               67,148                  -                  -
                                                          --------------        -------------      -------------       ------------
            Funded Status..............................           (8,032)               8,399            (30,035)           (29,788)
       Unrecognized prior service cost.................              (16)                 (31)                 -                  -
       Unrecognized net actuarial loss (gain)..........           13,978               (1,836)            (9,999)            (8,086)
                                                          --------------        -------------      -------------       ------------
            Prepaid (accrued) benefit cost.............   $        5,930        $       6,532      $     (40,034)      $    (37,874)
                                                          ==============        =============      =============       ============

         Net periodic benefit (income) cost at December 31 included the following components:

                                                        RETIREMENT PLANS                              OTHER BENEFITS
                                            ---------------------------------------     ----------------------------------------
                                              2002           2001           2000           2002          2001           2000
                                           ----------     ----------     ----------     ----------    -----------    -----------
                                                                              (IN THOUSANDS)
Service cost.............................  $    2,351     $    2,135     $    1,995     $    1,393    $     1,409    $     1,524
Interest cost............................       4,187          4,007          3,822          1,883          1,929          2,192
Expected return on assets................      (5,950)        (6,307)        (6,545)             -              -              -
Amortization of:
     Net loss (gain).....................          33           (239)          (912)          (499)          (359)           (76)
     Unrecognized prior service cost.....         (16)            13             13              -              -              -
     Unrecognized remaining net assets...           -           (399)          (399)             -              -              -
                                           ----------     ----------     ----------     ----------    -----------    -----------
         Net periodic benefit (income)
         cost............................  $      605     $     (790)    $   (2,026)    $    2,777    $     2,979    $     3,640
                                           ==========     ==========     ==========     ==========    ===========    ===========

         The following are the weighted average assumptions used in accounting for the benefit plans at December 31:

                                           RETIREMENT PLANS                 OTHER BENEFITS
                                      ---------------------------    ---------------------------
                                          2002           2001            2002            2001
                                      -----------    ------------    -----------     -----------
Discount rate...................          6.50%          7.25%          6.50%           7.25%
Expected return on assets.......          9.00           9.00              -               -
Rate of compensation increase...          5.00           6.00              -               -

                   Notes to Consolidated Financial Statements

         The assumed health care cost trend rate used to measure the expected cost of other benefits for 2002 was 7.50%. The rate was assumed to decrease gradually to 5.00% for 2007 and remain at that level thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

                                                       1% INCREASE               1% DECREASE
                                                      --------------            -------------
                                                                   (IN THOUSANDS)
Effect on total service cost and interest cost...     $      689                $       (561)
Effect on other benefit obligations..............          5,308                      (4,452)

         b)  EMPLOYEE STOCK OWNERSHIP PLAN

         The ESOP is a tax-qualified plan designed to invest primarily in Hudson City common stock that provides employees with the opportunity to receive a Hudson City-funded retirement benefit based primarily on the value of Hudson City common stock. The ESOP was authorized to purchase, and did purchase, 8,696,000 shares of Hudson City common stock at an average price of $6.74 per share with a loan from Hudson City Bancorp. The outstanding loan principal at December 31, 2002 was $54.1 million. Those shares were pledged as collateral for the loan and are released from the pledge for allocation to participants as loan payments are made.

         At December 31, 2002, shares allocated to participants were 1,014,533. For the plan year ending September 30, 2003, there are 289,866 shares that are committed to be released and will be allocated to participants at the end of the plan year. Unallocated ESOP shares held in suspense totaled 7,681,467 at December 31, 2002 and had a fair market value of $143.1 million. ESOP compensation expense for the years ended December 31, 2002, 2001 and 2000 was $5,105,000, $3,238,000 and $2,376,000, respectively.

         The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan's benefit formula. The supplemental payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP's loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan. Compensation expense related to this plan amounted to $2,250,000 in 2002, $1,406,000 in 2001 and $1,959,000 in 2000.

         c)  RECOGNITION AND RETENTION PLANS

         The purpose of the RRP is to promote the growth and profitability of Hudson City Bancorp by providing directors, officers and employees with an equity interest in Hudson City Bancorp as an incentive to achieve corporate goals. The RRP have invested money primarily in shares of Hudson City common stock that were used to make restricted stock awards. The RRP were authorized, in the aggregate, to purchase not more than 4,548,000 shares of common stock, and have purchased 4,407,616 shares on the open market at an average price of $7.87 per share.

                   Notes to Consolidated Financial Statements

         As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2002, common stock that had not been awarded totaled 205,700 shares. Expense attributable to the RRP amounted to $7,362,000 for the year 2002, $5,641,000 for 2001 and $4,457,000 for 2000.

         A summary of the status of the granted, but unvested shares under the RRP as of December 31, and changes during those years, is presented below:

                                                               RESTRICTED STOCK AWARDS
                                             ----------------     -----------------     -----------------
                                                   2002                 2001                  2000
                                             ----------------     -----------------     -----------------
Outstanding at beginning of year....                3,341,560             3,903,200                     -
       Granted......................                  167,900               242,200             3,932,200
       Vested.......................                 (947,940)             (803,840)              (29,000)
                                             ----------------     -----------------     -----------------
Outstanding at end of year..........                2,561,520             3,341,560             3,903,200
                                             ================     =================     =================

         d)  STOCK OPTION PLANS

         Each stock option granted entitles the holder to purchase one share of Hudson City's common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options granted generally vest over a five year period from the date of grant and will expire no later than 10 years following the grant date. Under the Hudson City stock option plans, 11,190,000 shares of Hudson City Bancorp, Inc. common stock have been reserved for issuance. Directors and employees have been granted 10,026,000 stock options.

                   Notes to Consolidated Financial Statements

         A summary of the status of the granted, but unexercised stock options as of December 31, and changes during those years, is presented below:

                                              2002                              2001                                2000
                                  -----------------------------    -------------------------------     -----------------------------
                                                     WEIGHTED                           WEIGHTED                          WEIGHTED
                                     NUMBER OF        AVERAGE         NUMBER OF          AVERAGE          NUMBER OF        AVERAGE
                                       STOCK         EXERCISE           STOCK           EXERCISE            STOCK         EXERCISE
                                      OPTIONS          PRICE           OPTIONS           PRICE             OPTIONS         PRICE
                                  --------------   -------------   ---------------   -------------     --------------   ------------
Outstanding at beginning
  of year....................          9,214,400   $       7.208         8,908,000   $       6.938                  -   $          -
       Granted...............            426,000          15.887           606,000          11.051          8,994,000          6.938
       Exercised.............         (1,410,330)          7.043          (285,600)          6.938            (50,000)         6.938
       Forfeited.............                  -               -           (14,000)          6.938            (36,000)         6.938
                                  --------------                   ---------------                     --------------
Outstanding at end of year...          8,230,070           7.685         9,214,400           7.208          8,908,000          6.938
                                  ==============                   ===============                     ==============

         The following table summarizes information about our stock options outstanding at December 31, 2002:

                                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      -------------------------------------------------         -----------------------------
                                           WEIGHTED
                                           AVERAGE          WEIGHTED                                WEIGHTED
                          NUMBER          REMAINING          AVERAGE                NUMBER           AVERAGE
  EXERCISE              OF OPTIONS       CONTRACTUAL        EXERCISE             OF OPTIONS         EXERCISE
   PRICE               OUTSTANDING          LIFE              PRICE              EXERCISABLE         PRICE
------------          -------------     -------------      ----------           -------------      ----------
$    6.938                7,236,470        7 years         $    6.938               2,114,870      $    6.938
     9.938                  110,000        8 years              9.938                  18,800           9.938
    10.925                  137,600        8 years             10.925                       -               -
    11.515                  320,000        8 years             11.515                  64,000          11.515
    13.495                  186,000        9 years             13.495                       -               -
    17.740                  240,000        9 years             17.740                       -               -
                      -------------                                             -------------
     7.685                8,230,070                             7.685               2,197,670           7.096
                      =============                                             =============

                   Notes to Consolidated Financial Statements

         Hudson City Bancorp applies APB 25 and related Interpretations in accounting for the stock option plans. Accordingly, no compensation expense has been recognized in 2002, 2001 or 2000. Had compensation expense for Hudson City's stock option plans been determined based on the fair value at the grant date for our stock options consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          2002            2001               2000
                                                      ------------     -----------       ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:                   As reported.........    $   192,033      $   134,549       $    114,826
                              Pro forma...........        189,685          132,352            112,798
Basic earnings per share:     As reported.........           1.04             0.69               0.52
                              Pro forma...........           1.03             0.68               0.52
Diluted earnings per share:   As reported.........           1.01             0.68               0.52
                              Pro forma...........           1.00             0.67               0.52

         The fair value of the option grants was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

                                 FOR THE YEAR ENDED DECEMBER 31,
                            ----------------------------------------
                                2002           2001           2000
                            ------------    -----------    ---------
Expected dividend yield          1.34%          2.39%         1.44%
Expected volatility ......      17.94          21.35         16.25
Risk-free interest rate          4.40           3.96          6.53
Expected option life .....      5 years        5 years       5 years

         e)  INCENTIVE PLANS

         A tax-deferred profit incentive bonus savings plan is maintained based on Hudson City's profitability. All employees are eligible after one year of employment and the attainment of age 21. The expense was $1,230,000, $1,145,000 and $1,095,000 in 2002, 2001 and 2000, respectively.

         Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria. Participants can elect cash payment or elect to defer the award until retirement. The expense related to these plans was $2,462,000 in 2002, $2,489,000 in 2001 and $2,407,000 in 2000.

                   Notes to Consolidated Financial Statements

11.  INCOME TAXES

         Income tax expense (benefit) for each of the years in the three-year period ended December 31, 2002 is summarized as follows:

                                                     2002         2001         2000
                                                     ----         ----         ----
                                                             (IN THOUSANDS)
FEDERAL:
--------
Current .......................................   $ 108,916    $  76,264    $  67,197
Deferred ......................................      (3,007)      (2,857)      (4,759)
                                                  ---------    ---------    ---------
        Total federal .........................     105,909       73,407       62,438
                                                  ---------    ---------    ---------
STATE:
------
Current .......................................       5,222          110          567
Deferred ......................................      (1,749)          --         (415)
                                                  ---------    ---------    ---------
        Total state ...........................       3,473          110          152
                                                  ---------    ---------    ---------
        Total income tax expense ..............   $ 109,382    $  73,517    $  62,590
                                                  =========    =========    =========

         Not included in the above table is deferred income tax expense of $11,918,000, $4,868,000 and $15,240,000 for 2002 , 2001 and 2000, respectively, which represents the deferred income tax expense on the net unrealized gains of securities available for sale.

         The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

                                                                2002          2001          2000
                                                                ----          ----          ----
                                                                     (DOLLARS IN THOUSANDS)
Income before income tax expense .........................   $ 301,415     $ 208,066     $ 177,416
Statutory income tax rate ................................          35%           35%           35%
                                                             ---------     ---------     ---------

Computed expected income tax expense .....................     105,495        72,823        62,096
State income taxes, net of federal income tax benefit ....       2,257            72            99
Tax-exempt interest ......................................        (106)         (111)         (111)
ESOP fair market value adjustment ........................       1,100           447           304
Other, net ...............................................         636           286           202
                                                             ---------     ---------     ---------

        Income tax expense ...............................   $ 109,382     $  73,517     $  62,590
                                                             =========     =========     =========

                   Notes to Consolidated Financial Statements

         The net deferred tax asset at December 31 consists of the following:

                                                                   2002      2001
                                                                   ----      ----
                                                                   (IN THOUSANDS)
Deferred tax asset:
    Discount accretion .......................................   $    55   $   702
    Deferred loan origination fees ...........................       304       935
    Postretirement benefits ..................................    16,353    14,312
    Book loan loss reserve ...................................     9,426     9,124
    Mortgage premium amortization ............................     5,898     4,481
    Non-accrual interest income ..............................       210       266
    Non-qualified benefit plans ..............................     5,294     4,147
    Other ....................................................     5,301     4,206
                                                                 -------   -------
                                                                  42,841    38,173
                                                                 -------   -------

Deferred tax liability:
    Tax bad debt reserve .....................................     2,236     4,159
    Net unrealized gain on securities available for sale......    14,887     2,969
    Retirement plan ..........................................     4,048     3,860
    Deferred REIT dividend ...................................     1,133        --
    Other ....................................................     2,249     1,735
                                                                 -------   -------
                                                                  24,553    12,723
                                                                 -------   -------
             Net deferred tax asset ..........................   $18,288   $25,450
                                                                =======   =======

         The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management's opinion, in view of Hudson City's previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 2002 and 2001.

         At December 31, 2002 and 2001, the bad debt reserve for federal income tax reporting purposes was approximately $54,500,000 and $62,000,000, respectively. Retained earnings at December 31, 2002 and 2001 included approximately $49,000,000 for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for tax purposes. Under SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                   Notes to Consolidated Financial Statements

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

         The estimated fair value of Hudson City's financial instruments at December 31 are summarized as follows:

                                                                2002                             2001
                                                    ---------------------------       ---------------------------
                                                     CARRYING         ESTIMATED        CARRYING         ESTIMATED
                                                      AMOUNT         FAIR VALUE         AMOUNT         FAIR VALUE
                                                    ----------       ----------       ----------       ----------
                                                                           (IN THOUSANDS)
                     ASSETS:
Cash and due from banks ........................    $  153,096       $  153,096       $   84,214       $   84,214
Federal funds sold .............................        87,700           87,700           17,600           17,600
Investment securities held to maturity .........         1,406            1,497            1,441            1,474
Investment securities available for sale .......       560,932          560,932          167,427          167,427
Federal Home Loan Bank of New York stock .......       137,500          137,500           81,149           81,149
Mortgage-backed securities held to maturity ....     4,734,266        4,828,939        4,478,488        4,530,692
Mortgage-backed securities available for sale ..     1,391,895        1,391,895          530,690          530,690
Loans, net .....................................     6,931,891        7,131,594        5,932,101        6,009,269

                   LIABILITIES:
Deposits ....................................        9,138,629        9,022,750        7,912,762        7,730,213
Borrowed funds ..............................        3,600,000        3,952,900        2,150,000        2,185,594

13. REGULATORY CAPITAL

         Deposits at Hudson City Savings are insured up to standard limits of coverage provided by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). Hudson City Savings is a New Jersey state-chartered savings bank and is subject to comprehensive regulation, supervision and periodic examinations by the FDIC and by the New Jersey State Department of Banking.

         FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2002, Hudson City Savings was required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted average assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0 %, respectively.

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

                   Notes to Consolidated Financial Statements

Generally, an institution is considered well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

         The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk-weightings and other factors.

         Management believes that, as of December 31, 2002, Hudson City Savings meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized Hudson City Savings as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed Hudson City Savings' capital classification.

         The following is a summary of Hudson City Savings' actual capital amounts and ratios as of December 31, 2002 and 2001, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:

                                                                                            FDIC REQUIREMENTS
                                                                        ---------------------------------------------------------
                                                                           MINIMUM CAPITAL                 FOR CLASSIFICATION AS
                                          BANK ACTUAL                         ADEQUACY                        WELL-CAPITALIZED
                                     ----------------------             ----------------------             ----------------------
                                     AMOUNT           RATIO             AMOUNT           RATIO             AMOUNT           RATIO
                                     ------           -----             ------           -----             ------           -----
                                                                        (DOLLARS IN THOUSANDS)
DECEMBER 31, 2002
-----------------
Leverage (Tier 1) capital          $1,206,754          8.85%          $  545,340         4.00%           $  681,675          5.00%
Risk-based capital:
       Tier 1 ..............        1,206,754         26.26              183,816         4.00               275,724          6.00
       Total ...............        1,232,255         26.81              367,632         8.00               459,540         10.00

DECEMBER 31, 2001
-----------------
Leverage (Tier 1) capital          $1,182,130         10.64%          $  444,566         4.00%           $  555,707          5.00%
Risk-based capital:
       Tier 1 ..............        1,182,130         31.32              150,964         4.00               226,446          6.00
       Total ...............        1,206,140         31.96              301,927         8.00               377,409         10.00

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

                   Notes to Consolidated Financial Statements

         The following table shows Hudson City Bancorp's leverage capital ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31, 2002 and 2001:

                                                                                FEDERAL RESERVE BANK REQUIREMENTS
                                                                 ---------------------------------------------------------
                                                                    MINIMUM CAPITAL                 FOR CLASSIFICATION AS
                                        BANCORP ACTUAL                 ADEQUACY                        WELL-CAPITALIZED
                                     ----------------------      ----------------------             ----------------------
                                     AMOUNT           RATIO      AMOUNT           RATIO             AMOUNT           RATIO
                                     ------           -----      ------           -----             ------           -----
                                                                 (DOLLARS IN THOUSANDS)
DECEMBER 31, 2002
Leverage (Tier 1) capital          $1,291,910         9.48%    $  545,367         4.00%           $  681,709         5.00%
Risk-based capital:
       Tier 1 ..............        1,291,910        28.11        183,819         4.00               275,728         6.00
       Total ...............        1,317,411        28.67        367,637         8.00               459,546        10.00

DECEMBER 31, 2001
Leverage (Tier 1) capital          $1,284,009        11.55%    $  444,585         4.00%           $  555,731         5.00%
Risk-based capital:
       Tier 1 ..............        1,284,009        34.02        150,964         4.00               226,446         6.00
       Total ...............        1,308,019        34.66        301,929         8.00               377,411        10.00


14. OFF-BALANCE SHEET RISK AND CONTINGENCIES

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

         At December 31, 2002, Hudson City Savings had fixed- and variable-rate first mortgage loan commitments to extend credit of approximately $174,103,000 and $38,917,000, respectively, commitments to purchase loans of $261,554,000, commitments to purchase mortgage-backed securities of $263,200,000 and unused home equity and overdraft lines of credit of approximately $83,291,000. No commitments are included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.

         In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the consolidated financial statements of Hudson City will not be materially affected as a result of such legal proceedings.

                   Notes to Consolidated Financial Statements

15.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

         The following condensed financial statements for Hudson City Bancorp, Inc. (parent company only) reflect Hudson City Bancorp's investment in its wholly-owned subsidiary, Hudson City Savings Bank, using the equity method of accounting.

                        STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,  DECEMBER 31,
                                                                  2002          2001
                                                              ------------  ------------
                                                                    (IN THOUSANDS)
ASSETS:
-------
Cash and due from bank .....................................   $    31,037    $    47,152
Investment in subsidiary ...................................     1,230,927      1,186,857
ESOP loan receivable .......................................        54,115         54,741
Other assets ...............................................            62             14
                                                               -----------    -----------
        Total Assets .......................................   $ 1,316,141    $ 1,288,764
                                                               ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY:
-------------------------------------
Accrued expenses ...........................................   $        58    $        28
Total stockholder's equity .................................     1,316,083      1,288,736
                                                               -----------    -----------
        Total Liabilities and Stockholder's Equity .........   $ 1,316,141    $ 1,288,764
                                                               ===========    ===========

                   Notes to Consolidated Financial Statements

                              STATEMENTS OF INCOME

                                                               YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001           2000
                                                              ------------   ------------   ------------
                                                                            (IN THOUSANDS)
Income:
        Dividends received from subsidiary .................   $  178,223     $  219,846     $   33,358
        Interest on ESOP loan receivable ...................        4,230          4,276          3,848
        Interest on deposit with subsidiary ................          657          1,059          3,621
                                                               ----------     ----------     ----------

             Total income ..................................      183,110        225,181         40,827

Expenses ...................................................          844            613            899
                                                               ----------     ----------     ----------
        Income before income tax expense
             and equity in undistributed
             earnings/ (excess of distribution
             over earnings) of
             subsidiary ....................................      182,266        224,568         39,928

Income tax expense .........................................        1,524          1,712          2,400
                                                               ----------     ----------     ----------
        Income before equity in undistributed
              earnings/ (excess of distribution
             over earnings) of
             subsidiary ....................................      180,742        222,856         37,528

Equity in undistributed earnings/
        (excess of distribution over earnings)
        of subsidiary ......................................       11,291        (88,307)        77,298
                                                               ----------     ----------     ----------

        Net Income .........................................   $  192,033     $  134,549     $  114,826
                                                               ==========     ==========     ==========

                   Notes to Consolidated Financial Statements

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001           2000
                                                              ------------   ------------   ------------
                                                                            (IN THOUSANDS)
Cash Flows from Operating Activities:
      Net income ...........................................   $  192,033     $  134,549     $  114,826
      Adjustments to reconcile net income
      to cash provided by operating activities:
            (Equity in undistributed earnings)/ excess of
                 distribution over earnings of subsidiary ..      (11,291)        88,307        (77,298)
            (Increase) decrease in other assets ............          (28)            67            (81)
            Increase (decrease) in accrued expenses ........           30            (45)          (535)
                                                               ----------     ----------     ----------

Net Cash Provided by Operating Activities ..................      180,744        222,878         36,912
                                                               ----------     ----------     ----------

Cash Flows from Investing Activities:
      Loan to ESOP .........................................            -              -        (35,244)
      Principal collected on ESOP loan .....................          626            580          1,802
                                                               ----------     ----------     ----------

Net Cash Provided (Used) in Investing Activities ...........          626            580        (33,442)
                                                               ----------     ----------     ----------

Cash Flows from Financing Activities:
      Purchase of treasury stock ...........................     (140,173)      (278,458)       (65,456)
      Exercise of stock options ............................        9,933          1,981            348
      Cash dividends paid to unallocated ESOP shares .......       (2,741)        (1,921)        (1,241)
      Cash dividends paid ..................................      (64,504)       (46,542)       (32,006)
                                                               ----------     ----------     ----------

Net Cash Used by Financing Activities ......................     (197,485)      (324,940)       (98,355)
                                                               ----------     ----------     ----------

Net Decrease in Cash Due from Bank .........................      (16,115)      (101,482)       (94,885)

Cash Due from Bank at Beginning of Year ....................       47,152        148,634        243,519
                                                               ----------     ----------     ----------

Cash Due from Bank at End of Year ..........................   $   31,037     $   47,152     $  148,634
                                                               ==========     ==========     ==========

                   Notes to Consolidated Financial Statements

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following tables are a summary of certain quarterly financial data for the years ended December 31, 2002 and 2001.

                                                                               2002 QUARTER ENDED
                                                              ----------------------------------------------------
                                                               MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                              ----------   ----------   ------------   -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income ............................................  $  188,589   $  196,487    $  200,338    $  198,803
Interest expense ...........................................      97,198       99,115       100,434        99,027
                                                              ----------   ----------    ----------    ----------
      Net interest income ..................................      91,391       97,372        99,904        99,776
Provision for loan losses ..................................         525          525           225           225
                                                              ----------   ----------    ----------    ----------
      Net interest income after
          provision for loan losses ........................      90,866       96,847        99,679        99,551

Non-interest income ........................................       1,172        1,256         1,366         4,219
Non-interest expense .......................................      24,169       23,069        22,963        23,340
                                                              ----------   ----------    ----------    ----------
      Income before income
          tax expense ......................................      67,869       75,034        78,082        80,430
Income tax expense .........................................      24,283       26,860        28,464        29,775
                                                              ----------   ----------    ----------    ----------
      Net income ...........................................  $   43,586   $   48,174    $   49,618    $   50,655
                                                              ==========   ==========    ==========    ==========

Basic earnings per share ...................................  $     0.23   $     0.26    $     0.27    $     0.28
                                                              ==========   ==========    ==========    ==========
Diluted earnings per share .................................  $     0.23   $     0.25    $     0.26    $     0.27
                                                              ==========   ==========    ==========    ==========

                                                                               2001 QUARTER ENDED
                                                              ----------------------------------------------------
                                                               MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                              ----------   ----------   ------------   -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income ............................................  $  167,301   $  167,627    $  173,897    $  181,673
Interest expense ...........................................     100,508       99,897       102,111       100,911
                                                              ----------   ----------    ----------    ----------
      Net interest income ..................................      66,793       67,730        71,786        80,762
Provision for loan losses ..................................         450          450           450           525
                                                              ----------   ----------    ----------    ----------
      Net interest income after
          provision for loan losses ........................      66,343       67,280        71,336        80,237

Non-interest income ........................................       1,052        1,220         1,214         1,208
Non-interest expense .......................................      19,722       20,518        21,137        20,447
                                                              ----------   ----------    ----------    ----------

      Income before income
          tax expense ......................................      47,673       47,982        51,413        60,998
Income tax expense .........................................      16,996       17,061        17,886        21,574
                                                              ----------   ----------    ----------    ----------
      Net income ...........................................  $   30,677   $   30,921    $   33,527    $   39,424
                                                              ==========   ==========    ==========    ==========

Basic earnings per share ...................................  $     0.15   $     0.16    $     0.18    $     0.21
                                                              ==========   ==========    ==========    ==========
Diluted earnings per share .................................  $     0.15   $     0.16    $     0.17    $     0.21
                                                              ==========   ==========    ==========    ==========

                   Notes to Consolidated Financial Statements

17.  EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------
                                                     2002                        2001                        2000
                                          --------------------------  --------------------------  --------------------------
                                                               PER                         PER                         PER
                                                              SHARE                       SHARE                       SHARE
                                           INCOME    SHARES   AMOUNT   INCOME    SHARES   AMOUNT   INCOME    SHARES   AMOUNT
                                          ---------  -------  ------  ---------  -------  ------  ---------  -------  ------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income............................    $ 192,033                   $ 134,549                   $ 114,826
                                          =========                   =========                   =========
Basic earnings per share:
     Income available to
     common stockholders..............    $ 192,033  184,928  $ 1.04  $ 134,549  195,862  $ 0.69  $ 114,826  219,014  $ 0.52
                                                              ======                      ======                      ======
Effect of dilutive common
     stock equivalents................            -    5,077                  -    3,126                  -      924
                                          ---------  -------          ---------  -------          ---------  -------
Diluted earnings per share:
     Income available to
     common stockholders..............    $ 192,033  190,005  $ 1.01  $ 134,549  198,988  $ 0.68  $ 114,826  219,938  $ 0.52
                                          =========  =======  ======  =========  =======  ======  =========  =======  ======

18.  RECENT ACCOUNTING PRONOUNCEMENTS

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

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9." This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS

                   Notes to Consolidated Financial Statements

No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

         SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of SFAS No. 147 are effective October 1, 2002. This Statement did not have any impact on our consolidated financial statements.

         In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. We have adopted the expanded disclosure provisions of this statement effective December 31, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information regarding directors and executive officers of the Company is presented under the headings "Proposal 1 - Election of Directors-General," "-Who Our Directors Are," "-Our Directors Backgrounds," "-Nominees for Election as Directors," "-Continuing Directors," "-Meetings of the Board of Directors and Its Committees," "-Executive Officers," "-Director Compensation," "-Executive Officer Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 2, 2003, which will be filed with the SEC on or about April 2, 2003, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information regarding executive compensation is presented under the headings "Election of Directors-Director Compensation," " -Executive Officer Compensation," "-Summary Compensation Table," "Employment Agreements," "Change of Control Agreements," and "Benefit Plans" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held May 2, 2003, which will be filed with the SEC on or about April 2, 2003, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management is presented under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held May 2, 2003, which will be filed with the SEC on or about April 2, 2003, and is incorporated herein by reference.

The following table presents the equity compensation plan information as of December 31, 2002.

                                   EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------------------
                                                                                              NUMBER OF
                                                                                              SECURITIES
                                                                                              REMAINING
                                                                                         AVAILABLE FOR FUTURE
                                                    NUMBER OF                             ISSUANCE UNDER
                                                 SECURITIES TO BE                             EQUITY
                                                    ISSUED UPON      WEIGHTED-AVERAGE    COMPENSATION PLANS
                                                    EXERCISE OF      EXERCISE PRICE OF       (EXCLUDING
                                                    OUTSTANDING         OUTSTANDING          SECURITIES
                                                 OPTIONS, WARRANTS   OPTIONS, WARRANTS   REFLECTED IN COLUMN
                                                    AND RIGHTS          AND RIGHTS               (a))
                PLAN CATEGORY                           (a)                 (b)                (c) (1)
----------------------------------------------   -----------------   -----------------   --------------------
Equity compensation plans
          approved by security holders .......       7,910,070            $ 7.530             1,369,700

Equity compensation plans not
          approved by security holders .......         320,000             11.515                     -
                                                     ---------                                ---------

Total ........................................       8,230,070              7.685             1,369,700
                                                     =========                                =========

----------------------------------------------

(1) Of such 1,369,700 shares, 205,700 remain available for future restricted stock awards under Hudson City Bancorp's 2000 Recognition and Retention Plan. Hudson City's practice is to purchase outstanding common stock to satisfy its obligations for restricted stock awards.

         The Hudson City Bancorp, Inc. Denis J. Salamone Restricted Stock Award Plan and the Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan were adopted in fiscal year 2001. Pursuant to the Denis J. Salamone Restricted Stock Award Plan, Mr. Salamone was granted a restrictive stock award of 200,000 shares, which vest at the rate of 40,000 shares per year beginning April 20, 2002, with accelerated vesting in cases of death, disability, retirement or change of control in Hudson City Bancorp. Pursuant to the Denis J. Salamone Stock Option Plan, Mr. Salamone was granted an option to purchase 320,000 shares, which become exercisable at the rate of 64,000 shares per year beginning January 13, 2002. These awards were granted as a recruitment incentive to induce Mr. Salamone to leave his prior position and join Hudson City. In 2001, Hudson City purchased outstanding common stock to meet its obligations under Mr. Salamone's restricted stock award.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions is presented under the heading "Certain Transactions with Members of our Board of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 2, 2003, which will be filed with the SEC on or about April 2, 2003, and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

         Ronald E. Hermance, Jr., our President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of January 14, 2003. Based upon their evaluation, they each found that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There were no significant changes in our disclosure controls and procedures or internal controls for financial reporting or other factors that could significantly affect those controls subsequent to January 14, 2003, and we identified no significant deficiencies or material weaknesses requiring corrective action with respect to those controls.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding principal accountant fees and services is presented under the heading "Proposal 2 - Ratification of Appointment of Independent Auditors" in Hudson City Bancorp's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 2, 2003, which will be filed with the SEC on or about April 2, 2003 and is incorporated herein by reference.

                                     PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  List of Documents Filed as Part of this Annual Report on Form 10-K

          (1) The following consolidated financial statements are in Item 8 of this annual report:

         Consolidated Financial Statements as of December 31, 2002, 2001 and
         2000

         -   Independent Auditors' Report

         -   Consolidated Statements of Financial Condition as of December
                      31, 2002 and 2001

         -   Consolidated Statements of Income for the years ended December
                      31, 2002, 2001 and 2000

         -   Consolidated Statements of Changes in Stockholders' Equity for
                      the years ended December 31, 2002, 2001 and 2000

         -   Consolidated Statements of Cash Flows for the years ended
                      December 31, 2002, 2001 and 2000

         -   Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

     (b) Reports on Form 8-K. During the last quarter of 2002, no reports on Form 8-K were required to be filed and as such, none were filed.

     (c)  Exhibits Required by Item 601 of Regulation S-K

EXHIBIT                                         DESCRIPTION
 2.1           Amended and Restated Plan of Reorganization and Stock Issuance of Hudson City Savings Bank (1)
 3.1           Certificate of Incorporation of Hudson City Bancorp, Inc. (1)
 3.2           Amended and Restated Bylaws of Hudson City Bancorp, Inc. (2)
 4.1           Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)
 4.2           Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)
 4.3           Form of Stock Certificate of Hudson City Bancorp, Inc. (1)
 10.1          Employee Stock Ownership Plan of Hudson City Savings Bank (1)
 10.2          Profit Incentive Bonus Plan of Hudson City Savings Bank (1)
 10.3          Supplementary Savings Plan of Hudson City Savings Bank (1)
 10.4          Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)
 10.5          Form of Employment Agreement by and among Hudson City Savings Bank and Hudson City Bancorp,
               Inc. and certain officers (1)
 10.6          Form of One-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City
               Bancorp, Inc. and certain officers (1)
 10.7          Form of Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City
               Bancorp, Inc. and certain officers (1)
 10.8          Severance Pay Plan of Hudson City Savings Bank (1)
 10.9          ESOP Restoration Plan of Hudson City Savings Bank (1)
 10.10         Hudson City Savings Bank Outside Directors Consultation Plan (1)
 10.11         Hudson City Savings Bank Supplemental Executive Retirement Plan (1)
 10.12         Hudson City Savings Bank Annual Incentive Plan (1)
 10.13         Hudson City Savings Bank Long-Term Incentive Plan (1)
 10.14         Form of Postretirement Death Benefit for Senior Officers (1)
 10.15         Hudson City Bancorp, Inc. 2000 Stock Option Plan (3)
 10.16         Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan (3)
 10.17         Amendment No. 1 to the Employee Stock Ownership Plan of Hudson City Savings Bank (4)
 10.18         Amendment No. 1 to the Profit Incentive Bonus Plan of Hudson City Savings Bank (4)
 10.19         Amendment No. 2 to the Profit Incentive Bonus Plan of Hudson City Savings Bank (4)
 10.20         Employment Agreement by and among Hudson City Savings Bank, Hudson City Bancorp, Inc.
               and Leonard S. Gudelski (5)
 10.21         Employment Agreement by and among Hudson City Savings Bank, Hudson City Bancorp, Inc.
               and Denis J. Salamone (5)
 10.22         Hudson City Bancorp, Inc. Denis J. Salamone Restricted Stock Award Plan (5)
 10.23         Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan (5)
 11.1          Statement Re: Computation of Per Share Earnings
 21.1          Subsidiaries of Hudson City Bancorp, Inc.
 23.1          Consent of KPMG LLP (6)

-----------------------

(1) Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.

(2) Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2003.

(3) Incorporated herein by reference to the Exhibits to the Registrant's Registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.

(4) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

(5) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

(6) Submitted only with filing in electronic format.

                           CERTIFICATION OF DISCLOSURE

I, Ronald E. Hermance, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Hudson City Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 20, 2003        By: /s/ Ronald E. Hermance, Jr.
                                         -------------------------------------
                                         Ronald E. Hermance, Jr.
                                         President and Chief Executive Officer

                           CERTIFICATION OF DISCLOSURE

I, Denis J. Salamone, certify that:

1. I have reviewed this annual report on Form 10-K of Hudson City Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 20, 2003        By: /s/ Denis J. Salamone
                                         -------------------------------------
                                         Denis J. Salamone
                                         Senior Executive Vice President
                                         and Chief Operating Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on March 20, 2003.

                            Hudson City Bancorp, Inc.

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

                 NAME                                 TITLE                                           DATE
/s/ Leonard S. Gudelski                    Director, Chairman of the Board                       March 20, 2003
-------------------------------------
Leonard S. Gudelski

/s/ Ronald E. Hermance, Jr.                Director, President and Chief Executive Officer       March 20, 2003
-------------------------------------

Ronald E. Hermance, Jr.                    (principal executive officer)

/s/ Denis J. Salamone                      Director, Senior Executive Vice President and         March 20, 2003
-------------------------------------

Denis J. Salamone                          Chief Operating Officer (principal financial and
                                           accounting officer)

/s/ Verne S. Atwater                       Director                                              March 20, 2003
-------------------------------------
Verne S. Atwater

/s/ Michael W. Azzara                      Director                                              March 20, 2003
-------------------------------------
Michael W. Azzara

/s/ William G. Bardel                      Director                                              March 20, 2003
-------------------------------------
William G. Bardel

/s/ John D. Birchby                        Director                                              March 20, 2003
-------------------------------------
John D. Birchby

/s/ Kenneth L. Birchby                     Director                                              March 20, 2003
-------------------------------------
Kenneth L. Birchby

/s/ Victoria H. Bruni                      Director                                              March 20, 2003
-------------------------------------
Victoria H. Bruni

/s/ William J. Cosgrove                    Director                                              March 20, 2003
-------------------------------------
William J. Cosgrove

/s/ Andrew J. Egner, Jr.                   Director                                              March 20, 2003
-------------------------------------
Andrew J. Egner, Jr.

/s/ John W. Klie                           Director                                              March 20, 2003
-------------------------------------
John W. Klie

/s/ Donald O. Quest                        Director                                              March 20, 2003
-------------------------------------
Donald O. Quest

/s/ Joseph G. Sponholz                     Director                                              March 20, 2003
-------------------------------------
Joseph G. Sponholz