Form 10-Q
period 2003-03-31
HUDSON CITY BANCORP INC
filed 2003-05-15
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2003



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _____________________


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

                                 Yes X     No


      As of May 7, 2003, the registrant had 191,922,522 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant's mutual holding company, and 69,345,922 shares were held by the public and directors, officers and employees of the registrant.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                               Contents of Report

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I - FINANCIAL INFORMATION

      Item 1. - Financial Statements

           Consolidated Statements of Financial Condition -
           March 31, 2003 (Unaudited) and December 31, 2002 ..............................         3

           Consolidated Statements of Income (Unaudited) - For the three months ended
           March 31, 2003 and 2002 .......................................................         4

           Consolidated Statements of Cash Flows (Unaudited) - For the  three months
           ended March 31, 2003 and 2002 .................................................         5

           Notes to Consolidated Financial Statements ....................................         6

      Item 2. - Management's Discussion and Analysis of Financial Condition and Results of
      Operations .........................................................................        10

      Item 3. - Quantitative and Qualitative Disclosures About Market Risk ...............        22

      Item 4. - Controls and Procedures ..................................................        25

PART II - OTHER INFORMATION

      Item 1. - Legal Proceedings ........................................................        25

      Item 2. - Changes in Securities and Use of Proceeds ................................        25

      Item 3. - Defaults Upon Senior Securities ..........................................        25

      Item 4. - Submission of Matters to a Vote of Security Holders ......................        25

      Item 5. - Other Information ........................................................        25

      Item 6. - Exhibits and Reports on Form 8-K .........................................        26


SIGNATURES ...............................................................................        27

CERTIFICATION OF DISCLOSURE OF RONALD E. HERMANCE, JR ....................................        28

CERTIFICATION OF DISCLOSURE OF DENIS J. SALAMONE .........................................        29

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

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         MARCH 31,            DECEMBER 31,
                                                                                           2003                   2002
                                                                                        ------------         ------------
                                                                                       (UNAUDITED)
                                                                                                 (IN THOUSANDS)
ASSETS
Cash and due from banks ........................................................        $    148,595         $    153,096
Federal funds sold .............................................................             123,700               87,700
                                                                                        ------------         ------------
                Total cash and cash equivalents ................................             272,295              240,796

Investment securities held to maturity, market value of $1,493 at
       March 31, 2003 and $1,497 at December 31, 2002 ..........................               1,406                1,406

Investment securities available for sale, at market value ......................           1,520,558              560,932

Federal Home Loan Bank of New York stock .......................................             150,000              137,500

Mortgage-backed securities held to maturity, market value of $4,845,453
       at March 31, 2003 and $4,828,939 at December 31, 2002 ...................           4,773,705            4,734,266

Mortgage-backed securities available for sale, at market value .................           1,189,850            1,391,895

Loans ..........................................................................           6,906,237            6,970,900
       Less:
           Deferred loan fees ..................................................              13,515               13,508
           Allowance for loan losses ...........................................              25,724               25,501
                                                                                        ------------         ------------
                Net loans ......................................................           6,866,998            6,931,891

Foreclosed real estate, net ....................................................               2,226                1,276
Accrued income receivable ......................................................              68,547               69,248
Banking premises and equipment, net ............................................              30,465               32,732
Other assets ...................................................................              37,455               42,662
                                                                                        ------------         ------------
                Total Assets ...................................................        $ 14,913,505         $ 14,144,604
                                                                                        ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:

       Interest-bearing ........................................................        $  9,216,178         $  8,750,164
       Noninterest-bearing .....................................................             395,505              388,465
                                                                                        ------------         ------------
                Total deposits .................................................           9,611,683            9,138,629

Borrowed funds .................................................................           3,850,000            3,600,000

Accrued expenses and other liabilities .........................................             118,430               89,892
                                                                                        ------------         ------------
                Total liabilities ..............................................          13,580,113           12,828,521
                                                                                        ------------         ------------

Common stock, $0.01 par value, 800,000,000 shares authorized; 231,276,600 shares issued, 191,839,122 shares outstanding at March 31, 2003,
       191,973,258 shares outstanding at December 31, 2002 .....................               2,313                2,313

Additional paid-in capital .....................................................             531,301              530,496

Retained earnings ..............................................................           1,320,000            1,291,960

Treasury stock, at cost; 39,437,478 shares at March 31, 2003 and
       39,303,342 shares at December 31, 2002 ..................................            (473,455)            (465,249)

Unallocated common stock held by the employee stock ownership plan .............             (50,984)             (51,474)

Unearned common stock held by the recognition and retention plan ...............             (14,568)             (16,253)

Accumulated other comprehensive income, net of tax .............................              18,785               24,290
                                                                                        ------------         ------------
                Total stockholders' equity .....................................           1,333,392            1,316,083
                                                                                        ------------         ------------
                Total Liabilities and Stockholders' Equity .....................        $ 14,913,505         $ 14,144,604
                                                                                        ============         ============

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                        --------------------------------
                                                                            2003                2002
                                                                        ------------        ------------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
Interest and Dividend Income:
       Interest and fees on first mortgage loans ...............        $    106,709        $    105,557
       Interest and fees on consumer and other loans ...........               2,125               2,608
       Interest on mortgage-backed securities held to maturity .              61,075              68,995
       Interest on mortgage-backed securities available for sale              14,399               7,446
       Interest on investment securities held to maturity:
            Taxable ............................................                  17                  17
            Exempt from federal taxes ..........................                   5                   6
       Interest and dividends on investment securities available
            for sale-taxable ...................................              11,690               2,571
       Dividends on Federal Home Loan Bank of New York stock ...               1,990                 909
       Interest on federal funds sold ..........................                 526                 480
                                                                        ------------        ------------
                Total interest and dividend income .............             198,536             188,589
                                                                        ------------        ------------
Interest Expense:
       Interest on deposits ....................................              55,684              67,538
       Interest on borrowed funds ..............................              40,270              29,660
                                                                        ------------        ------------
                Total interest expense .........................              95,954              97,198
                                                                        ------------        ------------
                    Net interest income ........................             102,582              91,391
Provision for Loan Losses ......................................                 225                 525
                                                                        ------------        ------------
                    Net interest income after provision for loan
                    losses......................................             102,357              90,866
                                                                        ------------        ------------

Non-Interest Income:
       Service charges and other income ........................               1,302               1,172
       Gains on securities transactions, net ...................               4,171                  --
                                                                        ------------        ------------
                Total non-interest income ......................               5,473               1,172
                                                                        ------------        ------------

Non-Interest Expense:
       Compensation and employee benefits ......................              16,916              16,186
       Net occupancy expense ...................................               3,863               3,573
       Federal deposit insurance assessment ....................                 378                 342
       Computer and related services ...........................                 335                 310
       Other expenses ..........................................               4,030               3,758
                                                                        ------------        ------------
                Total non-interest expense .....................              25,522              24,169
                                                                        ------------        ------------
                    Income before income tax expense ...........              82,308              67,869

Income Tax Expense .............................................              30,107              24,283
                                                                        ------------        ------------
                    Net income .................................        $     52,201        $     43,586
                                                                        ============        ============
Basic Earnings Per Share .......................................        $       0.29        $       0.23
                                                                        ============        ============
Diluted Earnings Per Share .....................................        $       0.28        $       0.23
                                                                        ============        ============
Weighted Average Number of Common Shares Outstanding:
                    Basic ......................................         182,764,282         187,119,312

                    Diluted ....................................         187,557,530         191,955,218

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                        -------------------------------
                                                                                            2003                2002
                                                                                        -----------         -----------
                                                                                                 (IN THOUSANDS)
Cash Flows from Operating Activities:
       Net income ..............................................................        $    52,201         $    43,586
       Adjustments to reconcile net income to net cash provided
       by operating activities:
             Depreciation, accretion and amortization expense ..................              9,952               2,542
             Provision for loan losses .........................................                225                 525
             Gains on securities transactions, net .............................             (4,171)                 --
             Allocation of stock for employee benefit plans ....................              2,980               3,104
             Net proceeds from sale of foreclosed real estate ..................                221                 (26)
             Decrease (increase) in accrued interest receivable ................                701              (2,212)
             Decrease (increase) in other assets ...............................              7,973              (3,609)
             Increase in accrued expenses and other liabilities ................             28,538              22,264
                                                                                        -----------         -----------
Net Cash Provided by Operating Activities ......................................             98,620              66,174
                                                                                        -----------         -----------
Cash Flows from Investing Activities:
       Originations of loans ...................................................           (405,288)           (561,334)
       Purchases of loans ......................................................           (418,033)           (443,254)
       Payments on loans .......................................................            884,417             555,666
       Principal collection of mortgage-backed securities held to maturity .....            840,582             454,390
       Purchases of mortgage-backed securities held to maturity ................           (884,988)           (577,949)
       Principal collection of mortgage-backed securities available for sale ...            116,388              32,618
       Proceeds from sales of mortgage-backed securities available for sale ....            196,467                  --
       Purchases of mortgage-backed securities available for sale ..............           (116,379)           (247,009)
       Proceeds from maturities and calls of investment securities available for
       sale.....................................................................            134,200              25,000
       Purchases of investment securities available for sale ...................         (1,093,208)            (51,514)
       Purchases of Federal Home Loan Bank of New York stock ...................            (12,500)             (8,851)
       Sales (purchases) of premises and equipment, net ........................              1,386              (3,890)
                                                                                        -----------         -----------
Net Cash Used in Investment Activities .........................................           (756,956)           (826,127)
                                                                                        -----------         -----------
Cash Flows from Financing Activities:
       Net increase in deposits ................................................            473,054             338,618
       Proceeds from borrowed funds ............................................            250,000             500,000
       Dividends paid ..........................................................            (21,168)            (14,230)
       Purchases of treasury stock .............................................            (17,514)            (22,758)
       Exercise of stock options ...............................................              5,463               2,038
                                                                                        -----------         -----------
Net Cash Provided by Financing Activities ......................................            689,835             803,668
                                                                                        -----------         -----------
Net Increase in Cash and Cash Equivalents ......................................             31,499              43,715

Cash and Cash Equivalents at Beginning of Period ...............................            240,796             101,814
                                                                                        -----------         -----------
Cash and Cash Equivalents at End of Period .....................................        $   272,295         $   145,529
                                                                                        ===========         ===========
Supplemental Disclosures:
       Interest paid ...........................................................        $    96,106         $    94,865
                                                                                        ===========         ===========
       Income taxes paid .......................................................        $        --         $     3,094
                                                                                        ===========         ===========

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

1. - BASIS OF PRESENTATION

Hudson City Bancorp, Inc. is a Delaware corporation organized in 1999 by Hudson City Savings Bank in connection with the conversion and reorganization of Hudson City Savings from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure.

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

Certain information and note disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp's audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp's December 31, 2002 Annual Report on Form 10-K.

STATEMENTS OF CASH FLOW. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $1,171,000 and $290,000 for the three month periods ended March 31, 2003 and 2002, respectively, did not result in cash receipts or cash payments.

STOCK OPTION PLANS' FAIR VALUE DISCLOSURE. The Hudson City stock option plans and the recognition and retention plans ("RRP") are accounted for in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. Accordingly, no compensation expense has been recognized for the stock option plans. Expense for the RRP in the amount of the fair value of the common stock at the date of grant is recognized ratably over the vesting period.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

Had expense for Hudson City's stock option plans been determined based on the fair value at the grant date for our stock options consistent with the method of SFAS No. 123, our net income and earnings per share for all expenses related to stock options and stocks granted in our recognition and retention plans would have been reduced to the pro forma amounts that follow.

                                                                  FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                         ------------------------------------
                                                           2003                        2002
                                                         --------                    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported .........................        $ 52,201                    $ 43,586
Add: expense recognized for the recognition and
       retention plans, net of related tax effect           1,006                       1,283
Less: total stock option and recognition and
       retention plans expense, determined under
       the fair value method, net of
       related tax effect .......................          (1,613)                     (1,847)
                                                         --------                    --------
Pro forma net income ............................        $ 51,594                    $ 43,022
                                                         ========                    ========
Basic earnings per share:        As reported ....            0.29                        0.23
                                 Pro forma ......            0.28                        0.23

Diluted earnings per share:      As reported                 0.28                        0.23
                                 Pro forma ......            0.28                        0.22


The fair value of the option grants was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                  ------------------------------------
                                   2003                       2002
                                  ------                     ------
Expected dividend yield            2.24%                       1.48%
Expected volatility ...           24.71                       20.54
Risk-free interest rate            2.98                        4.23
Expected option life ..            5 years                     5 years

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

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                  -------------------------
                                                    2003             2002
                                                  --------         --------
                                                       (IN THOUSANDS)
Net income ...............................        $ 52,201         $ 43,586
Other comprehensive income:
     Unrealized holding loss on securities
         available for sale (net of tax of
         $(2,098) for 2003 and $(2,398)
         for 2002) .......................          (3,038)          (3,913)
     Reclassification adjustment for gains
         in net income (net of tax of
         $(1,704)) .......................          (2,467)              --
                                                  --------         --------
Total comprehensive income ...............        $ 46,696         $ 39,673
                                                  ========         ========

3. - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                    -----------------------------------------------------------------------------------------
                                                    2003                                               2002
                                    ----------------------------------------     --------------------------------------------
                                                                      PER                                               PER
                                                                     SHARE                                             SHARE
                                     INCOME          SHARES          AMOUNT       INCOME          SHARES               AMOUNT
                                    --------         -------        --------     --------         -------              ------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income .................        $ 52,201                                     $ 43,586
                                    ========                                     ========
Basic earnings per share:
       Income available to
       common stockholders .        $ 52,201         182,764        $   0.29     $ 43,586         187,119              $ 0.23
                                                                    ========                                           ======
Effect of dilutive common
       stock equivalents ...              --           4,794                           --           4,836
                                    --------         -------                     --------         -------
Diluted earnings per share:
       Income available to
       common stockholders .        $ 52,201         187,558        $   0.28     $ 43,586         191,955              $ 0.23
                                    ========         =======        ========     ========         =======              ======

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

4. - SUBSEQUENT EVENT

On April 15, 2003, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of twelve cents ($0.12) per common share outstanding. The dividend is payable on June 2, 2003 to stockholders of record at the close of business on May 9, 2003.

5. - RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. We have adopted the expanded disclosure provisions of this statement effective December 31, 2002 and have included the pro forma disclosures provisions in this quarterly report on Form 10-Q.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement of Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The interpretation also requires the recognition, at estimated fair value, of a liability by the guarantor at the inception of certain guarantees issued or modified after December 31, 2002. This interpretation is not expected to have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation provides guidance on the identification of entities controlled through means other than voting rights. The Interpretation specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether or not to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. This interpretation is not expected to have a material impact on our consolidated financial statements.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

During the three-month period ended March 31, 2003, we grew our operating subsidiary, Hudson City Savings Bank, primarily through purchases of investment securities available for sale. The high level of prepayment activity on our mortgage-related assets, due to the historically low levels of interest rates, resulted in a decrease in our core investments of residential mortgage loans and mortgage-backed securities. The increase in assets, consistent with our growth strategies, was funded by customer deposits and borrowed funds. As a result, our total assets increased $768.9 million, or 5.4%, to $14.91 billion at March 31, 2003 from $14.14 billion at December 31, 2002.

Loans decreased $64.7 million, or 0.9%, to $6.91 billion at March 31, 2003 from $6.97 billion at December 31, 2002. For the three-month period ended March 31, 2003, we originated first mortgage loans of $387.6 million and purchased first mortgage loans of $418.0 million, compared with originations of $546.6 million and purchases of $443.3 million for the corresponding 2002 period. These first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans and were primarily fixed-rate loans. At March 31, 2003, fixed-rate mortgage loans accounted for 88.2% of our first mortgage loan portfolio compared with 86.5% at December 31, 2002. This percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice as would adjustable-rate loans. The decrease in loans reflected the high level of prepayment activity experienced during the first three months of 2003. The decrease in loan originations and loan purchases was due, in part, to the investing of certain of the proceeds from loan prepayments into investment securities available for sale in order to shorten the overall duration of our assets. In addition, certain of our customers took advantage of our loan modification program. These modifications were not reflected in loan origination totals.

The loan purchases were made pursuant to our wholesale loan purchase program established to supplement our retail loan originations. The purchasing agreements, as established with each seller/servicer, contain parameters as to the loans that can be included in each package. These parameters, such as maximum loan size and maximum loan-to-value ratio, conform to parameters generally utilized by us to originate mortgage loans. Purchased loan packages are subject to internal due diligence procedures that may include review of individual loan files. This review subjects the purchased loan file to substantially the same underwriting standards used in our own loan origination process. Loan packages purchased include mortgage loans secured by properties located primarily in the east coast corridor states between Massachusetts and Washington D.C., and in Michigan and Illinois.

During the first quarter of 2003, due to the low long-term interest rate environment, $137.1 million of our loan originations were the result of refinancing of our existing mortgage loans. The amount of refinancing of existing loans was included in total loan originations. We allow certain customers to modify, for a fee, their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to low long-term interest rates. In general, all terms and conditions of the existing mortgage loan remain the same except the adjustment of the interest rate to the currently offered fixed-rate product with a similar term to maturity or to a reduced term at the request of the borrower. Modifications of our existing mortgage loans during the first quarter of 2003 were approximately $371.2 million.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Mortgage-backed securities decreased $162.6 million, or 2.7%, to $5.96 billion at March 31, 2003 from $6.13 billion at December 31, 2002. This decrease reflected the high levels of prepayment activity on our mortgage-backed securities during the first quarter of 2003 due to the low long-term interest rate environment. The decrease also reflected the sales of approximately $192.3 million of available for sale mortgage-backed securities during the first three months of 2003. Investment securities available for sale increased $959.6 million, or 171.1%, to $1.52 billion at March 31, 2003 from $560.9 million at December 31, 2002. The increase in investment securities available for sale reflected the investment of the proceeds from the high level of prepayment activity on our mortgage-related assets into investment securities. The increase in investment securities also reflected our decision to shorten the overall duration of our assets by investing in callable government-sponsored agency securities with final maturities of five to seven years.

Federal funds sold increased $36.0 million, or 41.0%, to $123.7 million at March 31, 2003 from $87.7 million at December 31, 2002. This increase in federal funds sold was primarily due to increased levels of cash flows received late in the period having been temporarily invested in federal funds sold. Federal Home Loan Bank ("FHLB") stock increased $12.5 million, or 9.1%, to $150.0 million at March 31, 2003, which was the amount of stock we were required by the FHLB to hold.

Total liabilities increased $751.6 million, or 5.9%, to $13.58 billion at March 31, 2003 compared with $12.83 billion at December 31, 2002. Total deposits increased $473.1 million, or 5.2%, to $9.61 billion at March 31, 2003 from $9.14 billion at December 31, 2002. Interest-bearing deposits increased $466.0 million, or 5.3%, to $9.22 billion at March 31, 2003 from $8.75 billion at December 31, 2002. The increase in interest-bearing deposits was primarily due to an increase in interest-bearing demand accounts of $500.1 million, or 48.1%, to $1.54 billion at March 31, 2003. This increase was due to growth in our High Value Checking account. In April 2002, we introduced our interest-bearing High Value Checking account, which we view as an attractive alternative to cash management accounts offered by brokerage firms. This account offers unlimited checking, on-line banking and debit card availability as part of the product, and pays an interest rate generally above competitive market rates. The balance in the High Value Checking account at March 31, 2003 was $1.44 billion compared with $943.2 million at December 31, 2002.

The growth in interest-bearing deposits was also due to a $25.5 million, or 2.9%, increase in regular savings deposits to $918.2 million at March 31, 2003. These increases in interest-bearing deposits were partially offset by a $58.9 million, or 1.0%, decrease in time deposits to $6.13 billion at March 31, 2003. Non-interest bearing deposits increased $7.0 million, or 1.8%, to $395.5 million at March 31, 2003 from $388.5 million at December 31, 2002. The increase in total deposits was primarily used to fund our planned asset growth. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account.

Borrowed funds increased $250.0 million, or 6.9%, to $3.85 billion at March 31, 2003 from $3.60 billion at December 31, 2002. The additional borrowed funds were primarily used to fund asset growth consistent with our capital management strategy. Borrowed funds were comprised of $2.05 billion of securities sold under agreements to repurchase and $1.80 billion of FHLB advances. Securities pledged as collateral against our securities sold under agreements to repurchase had a market value at March 31, 2003 of approximately $2.03 billion. Advances from the FHLB utilize our mortgage portfolio as collateral. The increase in borrowed funds consisted of fixed maturities of three months or initial quarterly call options of three months from the date of borrowing. These short-term borrowed funds complement the $3.60 billion of previously existing long-term borrowings. During the first three months

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

of 2003, we also restructured certain of our borrowed funds, which resulted in the extension of the weighted-average maturity and lowered the contract interest rate.

Accrued expenses and other liabilities increased $28.5 million, or 31.7%, to $118.4 million at March 31, 2003 from $89.9 million at December 31, 2002 primarily due to an increase in accrued income tax payable caused by the timing of tax payments.

Total stockholders' equity increased $17.3 million, or 1.3%, to $1.33 billion at March 31, 2003 from $1.32 billion at December 31, 2002. The increase was primarily the result of net income for the three-month period ended March 31, 2003 of $52.2 million, an increase of $5.5 million due to the exercise of 783,464 stock options, and an increase of $3.0 million due to the allocation of stock-related employee benefit plans. Partially offsetting these increases in stockholders' equity were repurchases of 917,600 shares of our common stock at an aggregate cost of $17.5 million, cash dividends declared and paid to common stockholders of $21.2 million and a decrease in accumulated other comprehensive income of $5.5 million. The decrease in accumulated other comprehensive income was primarily due to the decrease in the overall market value of our mortgage-backed securities available for sale.

During the first quarter of 2003, the Board of Directors approved our fifth stock repurchase program. This program authorized the repurchase of up to 9,525,000 shares of common stock. As of March 31, 2003, there remained 10,416,196 shares authorized to be purchased under our previously existing program and this fifth stock repurchase program.

At March 31, 2003, the ratio of total stockholders' equity to total assets was 8.94% compared with 9.30% at December 31, 2002. For the three-month period ended March 31, 2003, the ratio of average stockholders' equity to average assets was 9.20% compared with 10.12% for the year ended December 31, 2002. The decrease in these ratios was primarily due to our capital management strategy of planned internal asset growth, and a slower percentage growth in stockholders' equity as compared to the percentage growth in assets due to payment of cash dividends and stock repurchases. Stockholders' equity per common share was $7.31 at March 31, 2003 compared with $7.22 at December 31, 2002.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
2002

AVERAGE BALANCE SHEETS. The table on the following page presents certain information regarding Hudson City Bancorp's financial condition and net interest income for the three-month periods ended March 31, 2003 and 2002. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earnings assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                -------------------------------------------------------------------
                                                                2003                               2002
                                                --------------------------------   --------------------------------
                                                                         AVERAGE                            AVERAGE
                                                  AVERAGE                YIELD/      AVERAGE                 YIELD/
                                                  BALANCE     INTEREST    COST       BALANCE     INTEREST    COST
                                                -----------   --------   -------   -----------   --------   -------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earnings assets:
    First mortgage loans, net (1)...........    $ 6,729,310   $106,709     6.34%   $ 5,996,018   $105,557     7.04%
    Consumer and other loans................        126,172      2,125     6.74        144,704      2,608     7.21
    Federal funds sold......................        185,053        526     1.15        125,141        480     1.56
    Mortgage-backed securities at amortized
     cost...................................      6,104,615     75,474     4.95      5,138,997     76,441     5.95
    Federal Home Loan Bank stock............        141,639      1,990     5.62         82,841        909     4.39
    Investment securities at amortized cost.        880,963     11,712     5.32        174,255      2,594     5.95
                                                -----------   --------             -----------   --------
       Total interest-earning assets........     14,167,752    198,536     5.61     11,661,956    188,589     6.47
                                                              --------                           --------

Noninterest-earnings assets.................        318,520                            238,200
                                                -----------                        -----------
       Total Assets.........................    $14,486,272                        $11,900,156
                                                ===========                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
    Savings accounts........................    $   905,571      3,229     1.45    $   832,464      4,257     2.07
    Interest-bearing demand accounts........      1,301,176      8,182     2.55        101,499        347     1.39
    Money market accounts...................        624,200      2,107     1.37        546,823      2,857     2.12
    Time deposits...........................      6,140,805     42,166     2.78      6,250,378     60,077     3.90
                                                -----------   --------             -----------   --------
       Total interest-bearing deposits......      8,971,752     55,684     2.52      7,731,164     67,538     3.54
    Borrowed funds..........................      3,682,778     40,270     4.43      2,396,666     29,660     5.02
                                                -----------   --------             -----------   --------
       Total interest-bearing liabilities...     12,654,530     95,954     3.08     10,127,830     97,198     3.89
                                                -----------   --------             -----------   --------

Noninterest-bearing liabilities:
    Noninterest-bearing deposits............        386,924                            382,210
    Other noninterest-bearing liabilities...        111,640                             97,044
                                                -----------                        -----------
       Total noninterest-bearing liabilities        498,564                            479,254
                                                -----------                        -----------

    Total liabilities.......................     13,153,094                         10,607,084
    Stockholders' equity....................      1,333,178                          1,293,072
                                                -----------                        -----------
       Total Liabilities and Stockholders'
        Equity..............................    $14,486,272                        $11,900,156
                                                ===========                        ===========

Net interest income/net interest rate
 spread (2).................................                  $102,582     2.53%                 $ 91,391     2.58%
                                                              ========                           ========

Net interest-earning assets/net interest
 margin (3).................................    $ 1,513,222                2.86%   $ 1,534,126                3.09%
                                                ===========                        ===========

Ratio of interest-earning assets to
    Interest-bearing liabilities............                               1.12x                              1.15x

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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


GENERAL. Net income was $52.2 million for the three-month period ended March 31, 2003, an increase of $8.6 million, or 19.7%, compared with net income of $43.6 million for the three-month period ended March 31, 2002. Basic and diluted earnings per common share were $0.29 and $0.28, respectively, for the first quarter of 2003 compared with basic and diluted earnings per share of $0.23 for the first quarter of 2002. For the three-month period ended March 31, 2003 our return on average stockholders' equity was 15.66% compared with 13.48% for the corresponding period in 2002. The increase in the return on average stockholders' equity was primarily due to the growth of our net income and a slower percentage growth in stockholders' equity as compared to the percentage growth in assets due to payment of cash dividends and stock repurchases. Our return on average assets for the three-month period ended March 31, 2003 was 1.44% compared with 1.47% for the corresponding period in 2002.

During the first three months of 2003, long-term interest rates generally declined, while short-term interest rates remained relatively stable, thus flattening the yield curve. A flatter yield curve occurs when the spread between long-term interest rates and short-term interest rate decreases. The rates on our interest-earning assets are generally based upon long-term interest rates whereas the rates paid on our interest-bearing liabilities are generally based upon short-term rates. The low long-term interest rate environment has caused an acceleration of mortgage-related asset prepayment activity, which accelerated the amortization of the net premium on these mortgage-related assets.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $9.9 million, or 5.2%, to $198.5 million for the three-month period ended March 31, 2003 compared with $188.6 million for the three-month period ended March 31, 2002. The increase in total interest income was primarily due to the average balance of total interest-earning assets increasing $2.51 billion, or 21.5%, to $14.17 billion for the three-month period ended March 31, 2003 compared with $11.66 billion for the corresponding period in 2002. This increase was due in part to a $733.3 million, or 12.2%, increase in the average balance of first mortgage loans, net to $6.73 billion for the three-month period ended March 31, 2003 compared with $6.00 billion for the corresponding period in 2002. The average balance of mortgage-backed securities increased $965.6 million, or 18.8%, to $6.10 billion for the first three months of 2003 compared with $5.14 billion for the first three months of 2002. The increase was also due in part to an increase in the average balance of investment securities of $706.7 million to $881.0 million for the first quarter of 2003 compared with $174.3 million for the corresponding quarter in 2002. The increase in the average balance of FHLB stock of $58.8 million reflected the increase in the amount of FHLB stock required to be held by us.

The above increases in the average balances of first mortgage loans and mortgage-backed securities reflected internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans as our primary growth strategy, while purchasing mortgage-backed securities to supplement loan originations and purchases, and assist in the management of interest rate risk. Although the increase in the average balance of loans was less than the increase in the average balance of mortgage-backed securities, the impact of the loan growth was more significant in terms of interest income because our first mortgage loans are generally higher yielding assets than our mortgage-backed securities. The growth in the average balance of investment securities reflected the investment of cash flows in the first quarter of 2003 into investment securities.

The impact on interest income due to the growth in the average balance of interest-earning assets was partially offset by an 86 basis point decrease in the annualized average yield on interest-earning assets to 5.61% for the three-month period ended March 31, 2003 from 6.47% for the three-month period ended March 31, 2002. The annualized average yield on first mortgage loans, net, decreased 70 basis points to

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


6.34% for the first quarter of 2003 from 7.04% for the first quarter of 2002. The annualized average yield on mortgage-backed securities decreased 100 basis points to 4.95% for the first three months of 2003 from 5.95% for the corresponding period in 2002. The annualized average yield on investment securities decreased 63 basis points to 5.32% for the three-month period ended March 31, 2003 from 5.95% for the corresponding period in 2002.

The decrease in the annualized average yield on first mortgage loans reflected the large volume of loan originations, purchases and modifications during the low long-term interest rate environment of 2002 and the first three months of 2003. The decrease in the annualized average yield on mortgage-backed securities reflected the large volume of purchases and the downward repricing of our adjustable-rate securities during the low interest rate environment of 2002 and the first three months of 2003. The larger decrease in the average yield on mortgage-backed securities compared with mortgage loans was due to the larger increase in the average balance of mortgage-backed securities in this low rate environment and the greater percentage of adjustable-rate securities in the mortgage-backed security portfolio as compared to our mortgage loan portfolio. The decrease in the annualized average yield on our mortgage-related assets also reflected a $4 million acceleration of the amortization of the net premium on these assets due to the high level of prepayment activity. If market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits that are part of the terms of the security, which have limited the extent our adjustable-rate securities may have adjusted in prior periods. The decrease in the annualized average yield on our investment securities reflected the large volume purchases made during the low interest rate environment of the first quarter of 2003.

INTEREST EXPENSE. Total interest expense, comprised of interest on deposits and interest on borrowed funds, decreased $1.2 million, or 1.2%, to $96.0 million for the three-month period ended March 31, 2003 from $97.2 million for the three-month period ended March 31, 2002, notwithstanding an overall increase in interest-bearing liabilities. Interest expense on borrowed funds increased $10.6 million, or 35.7%, to $40.3 million for the three-month period ended March 31, 2003 from $29.7 million for the corresponding period in 2002. Interest expense on deposits decreased $11.8 million, or 17.5%, to $55.7 million for the first quarter of 2003 from $67.5 million for the first quarter of 2002. The decrease in total interest expense reflected the impact of an 81 basis point decrease in the annualized average cost of interest-bearing liabilities to 3.08% for the three-month period ended March 31, 2003 from 3.89% for the three-month period ended March 31, 2002. The decrease in interest expense was offset, in part, by an increase in the average balance of interest-bearing liabilities of $2.52 billion, or 24.9%, to $12.65 billion for the three-month period ended March 31, 2003 from $10.13 billion for the corresponding period in 2002.

The increase in interest expense on borrowed funds was primarily due to a $1.28 billion, or 53.3%, increase in the average balance of borrowed funds to $3.68 billion for the first quarter of 2003 from $2.40 billion for the first quarter of 2002. The impact on interest expense on borrowed funds due to the increase in the average balance of borrowed funds was offset, in part, by a 59 basis point decrease in the annualized average cost of borrowed funds to 4.43% for the first three months of 2003 from 5.02% for the first three months 2002.

The growth of borrowed funds has been used to fund internal asset growth consistent with our capital management and growth strategies. The funds borrowed during the first three months of 2003 were short-term in nature, consisting of fixed maturities of three months or initial quarterly call options of three months from the date of borrowing. These short-term borrowed funds complement the $3.60 billion of existing long-term borrowings. The decrease in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2002

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

and the first three months of 2003. The decrease in the annualized average cost of borrowed funds also reflected the restructuring of certain of our borrowed funds during the first quarter of 2003, which resulted in the extension of the weighted-average maturity and lowered the contract rate.

The $11.8 million decrease in interest expense on deposits was primarily due to a 102 basis point decrease in the annualized average cost of interest-bearing deposits to 2.52% for the three-month period ended March 31, 2003 from 3.54% for the corresponding period in 2002. The decrease in the annualized average cost of interest-bearing deposits was primarily due to a 112 basis point decrease in the annualized average cost of our time deposits to 2.78% for the first quarter of 2003 from 3.90% for the first quarter of 2002. The annualized average cost of regular savings accounts decreased 62 basis points to 1.45% for the first three months of 2003. The annualized average cost of money market deposits decreased 75 basis points to 1.37% for the first quarter of 2003. Partially offsetting these decreases, the annualized average cost of interest-bearing demand accounts increased 116 basis points to 2.55% for the three-month period ended March 31, 2003 from 1.39% for the corresponding period in 2002, due to the introduction during the second quarter of 2002 of our High Value Checking account. The decrease in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2002 and the first three months of 2003. The impact on the average cost of interest-bearing liabilities due to possible further decreases in market interest rates may not be as favorable in future periods as short-term market rates are currently at historically low levels.

The impact on interest expense on deposits due to the decrease in the annualized average cost of interest-bearing deposits was offset, in part, by a $1.24 billion, or 16.0%, increase in the average balance of interest-bearing deposits to $8.97 billion for the three-month period ended March 31, 2003 from $7.73 billion for the three-month period ended March 31, 2002. The average balance of interest-bearing demand accounts increased $1.20 billion to $1.30 billion for the first quarter of 2003 from $101.5 million for the corresponding period in 2002. The average balance of time deposits decreased $109.6 million, or 1.8%, to $6.14 billion for the first quarter of 2003 from $6.25 billion for the first quarter of 2002. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account.

NET INTEREST INCOME. Net interest income increased $11.2 million, or 12.3%, to $102.6 million for the three-month period ended March 31, 2003 compared with $91.4 million for the three-month period ended March 31, 2002. This increase primarily reflected our planned balance sheet growth, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, decreased 5 basis points to 2.53% for the first quarter of 2003 from 2.58% for the first quarter of 2002. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 23 basis points to 2.86% for the first quarter of 2003 from 3.09% for the first quarter of 2002.

These decreases reflected the larger decrease in our annualized yield on interest-earning assets compared with the decrease in the annualized cost of interest-bearing liabilities due to the continued decline in long-term market interest rates during 2002 and the first quarter of 2003. The decrease also reflected the increased amortization of the net premium on our mortgage loans and mortgage-backed securities due to the high level of prepayment activity on these mortgage-related assets. The larger decrease in our net

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

interest margin compared with the decrease in our net interest rate spread reflected the use of investable funds to purchase treasury stock.

PROVISION FOR LOAN LOSSES. Our provision for loan losses for the three-month period ended March 31, 2003 was $225,000, a decrease of $300,000, or 57.1%, compared with $525,000 for the three-month period ended March 31, 2002. Net charge-offs were $2,000 for the first quarter of 2003 and 2002. The decrease in the provision reflected our recent low charge-off history given the relative stability of the housing market. The allowance for loan losses increased $0.2 million, or 0.8%, to $25.7 million at March 31, 2003 from $25.5 million at December 31, 2002.

Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, decreased $0.1 million, or 0.5%, to $20.1 million at March 31, 2003 from $20.2 million at December 31, 2002. The ratio of non-performing loans to total loans was 0.29% at March 31, 2003 and December 31, 2002. The ratio of the allowance for loan losses to non-performing loans was 127.85% at March 31, 2002 compared with 126.27% at December 31, 2002. The ratio of the allowance for loan losses to total loans was 0.37% at March 31, 2003 and December 31, 2002.

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

NON-INTEREST INCOME. Total non-interest income increased $4.3 million to $5.5 million for the first quarter of 2003 from $1.2 million for the first quarter of 2002. Service charges and other income, which generally consist of service charges and fees on deposit accounts, were $1.3 million for the first three months of 2003 compared with $1.2 million for the corresponding period in 2002.

The $4.2 million gain on securities transactions, net, in the first quarter of 2003, resulted from an opportunity to realize gains from the sale of certain available for sale mortgage-backed securities prior to an interest rate change which could have had an adverse impact on their fair market value. The cash flow of $196.5 million from the sale of the securities was reinvested in higher yielding fixed rate investment securities.

NON-INTEREST EXPENSE. Total non-interest expense increased $1.3 million, or 5.4%, to $25.5 million for the three-month period ended March 31, 2003 from $24.2 million for the three-month period ended March 31, 2002. The increase was primarily due to an increase in compensation and employee benefits of $0.7 million, or 4.3%, to $16.9 million for the first quarter of 2003 from $16.2 million for the first quarter of 2002. The increase in compensation and employee benefits reflected routine salary increases, increases in stock-related compensation expense and increases in pension expense. The increases experienced in the average market price of our common stock have resulted in an increase in our stock-related compensation expense.

Our efficiency ratio, determined by dividing non-interest expense by the sum of net interest income and non-interest income was 23.62% for the three-month period ended March 31, 2003 compared with 26.11% for the corresponding period in 2002. Our ratio of annualized non-interest expense to average assets for the first quarter of 2003 was 0.70% compared with 0.81% for the first quarter of 2002.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


INCOME TAXES. Income tax expense increased $5.8 million, or 23.9%, to $30.1 million for the first three months of 2003 from $24.3 million for the first three months of 2002. This increase was primarily due to the $14.4 million, or 21.2%, increase in income before income tax expense and changes to the New Jersey corporate business tax code passed in July 2002, retroactive to January 2002. Our effective tax rate for the first quarter of 2003 was 36.58% compared with 35.78% for the first quarter of 2002.

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

Principal repayments on loans were $884.4 million during the three-month period ended March 31, 2003 compared with $555.7 million for three-month period ended March 31, 2002. Principal payments received on mortgage-backed securities totaled $957.0 million during the first quarter of 2003 compared to $487.0 million during the first quarter of 2002. The increase in payments on loans and mortgage-backed securities reflected the low market interest rate environment during 2002 and the first quarter of 2003, which caused an increase in prepayment activity during the first quarter of 2003 when compared with the corresponding 2002 period. Maturities and calls of investment securities totaled $134.2 million during the first three months of 2003 compared with maturities and calls of $25.0 million during the first three months of 2002. The higher amount of calls during 2003 was due to the continuing declining interest rate environment experienced during the first quarter of 2003 and the larger balance of callable investment securities held at the beginning of 2003 compared with the amount of callable investment securities held at the beginning of 2002.

For the three-month period ended March 31, 2003, we borrowed $250.0 million compared with $500.0 million during the three-month period ended March 31, 2002. The decrease in new borrowings was due to the larger growth of our interest-bearing deposits in the first quarter of 2003 than in the prior period. There were no principal payments on borrowed funds during the first quarter of 2003 or the first quarter of 2002. The funds borrowed during the first three months of 2003 were short-term in nature, consisting of fixed maturities of three months or initial quarterly call options of three months from the date of borrowing. At March 31, 2003, there were $100.0 million of borrowed funds scheduled to mature within one year.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

Total deposits increased $473.1 million during the first three months of 2003 compared with an increase of $338.6 million during the first three months of 2002. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account. Time deposit accounts scheduled to mature within one year were $5.00 billion at March 31, 2003. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $405.3 million during the first quarter of 2003 compared with $561.3 during the first quarter of 2002. We purchased total loans of $418.0 million during the first three months of 2003 compared with $443.3 million during the first three months of 2002. The decrease in loan originations and loans purchases was due, in part, to the investing of certain of the proceeds from loan prepayments into investment securities available for sale in order to shorten the overall duration of our assets.

Purchases of mortgage-backed securities during the first quarter of 2003 were $1.00 billion compared with $825.0 million during the first quarter of 2002. Of the mortgage-backed securities purchased in the first quarter of 2003, $353.8 million were real estate mortgage investment conduits ("REMIC"). The REMIC purchases in the first quarter of 2003 had fixed interest rates and generally had shorter average lives compared with alternate mortgage-backed security investments available at the time of purchase. The increase in purchases of mortgage-backed securities was related to the increase in prepayment activity due to the low market interest rate environment experienced during 2002 and the first quarter of 2003.

During the first quarter of 2003 we purchased $1.09 billion of investment securities compared with purchases of $51.5 million during the first quarter of 2002. These purchases were made with cash flows from payments on our mortgage-related assets to shorten the overall duration of our assets. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During the first quarter of 2003, we purchased $12.5 million of FHLB common stock compared with purchases of $8.9 million during the first quarter of 2002. The purchases during the first quarter of 2003 bring our total investment in FHLB stock to $150.0 million, the amount we are currently required to hold.

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first three months of 2003, we purchased 917,600 shares of our common stock at an aggregate cost of $17.5 million. During the first three months of 2002, we purchased 1,527,000 shares of our common stock at an aggregate cost of $22.8 million. At March 31, 2003, there were 10,416,916 shares remaining to be repurchased under the existing stock repurchase programs.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

At March 31, 2003, Hudson City Savings had outstanding loan commitments to borrowers of approximately $294.8 million, commitments to purchase loans of approximately $175.3 million, commitments to purchase mortgage-backed securities of $505.4 million and available home equity and overdraft lines of credit of approximately $85.9 million. We anticipate we will have sufficient funds available to meet our current commitments in the normal course of business.

Cash dividends declared and paid during the first quarter of 2003 were $21.2 million compared with $14.2 million during the first quarter of 2002. The dividend pay-out ratio for the first quarter of 2003 was 37.93% compared with 32.61% for the first quarter of 2002. On April 15, 2003, the Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on June 2, 2003 to stockholders of record at the close of business on May 9, 2003.

At March 31, 2003, we exceeded each of the applicable regulatory capital requirements of the Federal Reserve Bank and the Federal Deposit Insurance Corporation. The following table presents the regulatory ratios of Hudson City Savings Bank and Hudson City Bancorp.

                                                     REGULATORY REQUIREMENTS
                                              --------------------------------------
                             ACTUAL AT         MINIMUM CAPITAL     CLASSIFICATION AS
                          MARCH 31, 2003           ADEQUACY         WELL-CAPITALIZED
                       --------------------   ------------------   ------------------
                         AMOUNT      RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                       ----------   -------   --------   -------   --------   -------
                                           (DOLLARS IN THOUSANDS)
Bank
Leverage (Tier 1)
      Capital.......   $1,212,049      8.38%  $578,451      4.00%  $723,064     5.00%
Risk-based
capital:
      Tier 1........    1,212,049     25.32    191,515      4.00    287,272     6.00
      Total.........    1,237,773     25.85    383,029      8.00    478,787    10.00

Bancorp
Leverage (Tier 1)
      Capital.......   $1,314,724      9.09%  $578,482      4.00%  $723,102     5.00%
Risk-based
capital:
      Tier 1........    1,314,724     27.46    191,518      4.00    287,276     6.00
      Total.........    1,340,448     28.00    383,035      8.00    478,794    10.00

CRITICAL ACCOUNTING POLICIES

Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2002 of our Annual Report on Form 10-K for the year ended December 31, 2002, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States of America, under which we are required to

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


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

Our primary lending emphasis is the origination of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we had a loan concentration in residential first mortgage loans at March 31, 2003, the majority of which are secured by real property located in New Jersey.

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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2002 in Hudson City Bancorp's Annual Report on Form 10-K. The following is an update of the discussion provided therein.

GENERAL. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, substantially located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2003 and did not have any such hedging transactions in place at March 31, 2003. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

The lower long-term interest rate environment, the flatter yield curve, the increased prepayment activity on our mortgage-related assets and the growth of our fixed-rate investments may continue to have a negative impact on our net interest income, net interest rate spread and net interest margin in future periods.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

INTEREST RATE RISK COMPLIANCE. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2002. The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2003. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

                                                               PRESENT VALUE OF EQUITY
                                                                AS PERCENT OF PRESENT
                             PRESENT VALUE OF EQUITY                VALUE OF ASSETS
                       ------------------------------------    -----------------------
    CHANGE IN            DOLLAR        DOLLAR       PERCENT      PRESENT       PERCENT
  INTEREST RATES         AMOUNT        CHANGE       CHANGE     VALUE RATIO     CHANGE
-------------------    ----------    ----------    --------    -----------    --------
  (BASIS POINTS)                    (DOLLARS IN THOUSANDS)
           200         $  861,892    $ (467,863)    (35.18)%       6.11%       (30.33)%
           150          1,048,154      (281,601)    (21.18)        7.26        (17.22)
           100          1,199,745      (130,010)     (9.78)        8.16         (6.96)
            50          1,291,420       (38,335)     (2.88)        8.64         (1.48)
             0          1,329,755            --         --         8.77            --
           (50)         1,266,736       (63,019)     (4.74)        8.29         (5.47)
          (100)         1,157,734      (172,021)    (12.94)        7.54        (14.03)


The percent change in the present value of equity in the 200 basis point increase scenario was negative 35.18% at March 31, 2003 compared with negative 20.93% at December 31, 2002. This increase in the negative percent change in the present value of equity, and the overall decrease in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios was primarily due to the growth of our fixed-rate mortgage loan and mortgage-backed security portfolios. The percent change in the present value of equity in the 100 basis point decrease was negative 12.94% at March 31, 2003 compared with negative 12.64% at December 31, 2002. The overall decrease in the present value of equity and the percent change in the present value of equity in the decreasing rate scenarios was primarily due to the amount of our long-term fixed rate borrowed funds. Our current policy sets a maximum percent change in the present value of equity at 55% from the current, or zero basis point scenario, present value of equity, given an instantaneous and parallel increase or decrease of 200 basis points. We believe the 150 and 200 basis point decrease scenarios are not meaningful given the prevailing low market interest rate environment and accordingly are not presented in the table.

GAP ANALYSIS. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2003, which we anticipate to reprice or mature in each of the future time periods shown. We have excluded non-accrual loans of $4,621,000 from the table. The cumulative one-year gap as a percent of total assets was negative 0.85% at March 31, 2003 compared with negative 0.11% at December 31, 2002.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q


                                                                            AT MARCH 31, 2003
                                     --------------------------------------------------------------------------------------------
                                                                                 MORE THAN   MORE THAN
                                                   MORE THAN       MORE THAN     TWO YEARS  THREE YEARS
                                     SIX MONTHS    SIX MONTHS     ONE YEAR TO    TO THREE    TO FIVE     MORE THAN
                                       OR LESS     TO ONE YEAR    TWO YEARS       YEARS       YEARS      FIVE YEARS      TOTAL
                                    -----------    -----------    ----------   ----------   ----------   ----------   -----------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
 First mortgage loans ............  $ 1,083,405    $ 1,075,508    $1,409,599   $  990,246   $  812,699   $1,406,918   $ 6,778,375
 Consumer and other loans ........       32,083            535         2,372        2,333       13,775       72,143       123,241
 Federal funds sold ..............      123,700             --            --           --           --           --       123,700
 Mortgage-backed securities ......    1,550,964      1,625,480       917,184      561,718      402,139      906,070     5,963,555
 FHLB  stock .....................      150,000             --            --           --           --           --       150,000
 Investment securities ...........       11,719             --           100          130          108    1,509,907     1,521,964
                                    -----------    -----------    ----------   ----------   ----------   ----------   -----------
    Total interest-earning
     assets ......................    2,951,871      2,701,523     2,329,255    1,554,427    1,228,721    3,895,038    14,660,835
                                    -----------    -----------    ----------   ----------   ----------   ----------   -----------
Interest-bearing liabilities:
 Savings accounts ................       22,884         25,722       228,842      274,610      183,073      183,073       918,204
 Interest-bearing demand
  accounts .......................      183,008        183,011       385,182      389,972      380,392       19,160     1,540,725
 Money market accounts ...........      134,587        134,587       157,072      162,069       19,988       19,987       628,290
 Time deposits ...................    3,764,305      1,231,453       929,494       93,575      110,132           --     6,128,959
 Borrowed funds ..................      100,000             --        50,000      250,000           --    3,450,000     3,850,000
                                    -----------    -----------    ----------   ----------   ----------   ----------   -----------
    Total interest-bearing
     liabilities .................    4,204,784      1,574,773     1,750,590    1,170,226      693,585    3,672,220    13,066,178
                                    -----------    -----------    ----------   ----------   ----------   ----------   -----------

Interest rate sensitivity gap ....  $(1,252,913)   $ 1,126,750    $  578,665   $  384,201   $  535,136   $  222,818   $ 1,594,657
                                    ===========    ===========    ==========   ==========   ==========   ==========   ===========

Cumulative interest rate
      sensitivity Gap ............  $(1,252,913)   $  (126,163)   $  452,502   $  836,703   $1,371,839   $1,594,657
                                    ===========    ===========    ==========   ==========   ==========   ==========

Cumulative interest rate
      sensitivity gap as a
      percent of total assets ....        (8.40)%        (0.85)%        3.03%        5.61%        9.20%       10.69%

Cumulative interest-earning
      assets as a percent of
      interest-bearing liabilities        70.20%         97.82%       106.01%      109.62%      114.60%      112.20%

                           Hudson City Bancorp, Inc.
                                   Form 10-Q


ITEM 4. - CONTROLS AND PROCEDURES

Ronald E. Hermance, Jr., our President and Chief Executive Officer, and Denis J Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of April 15, 2003. Based upon their evaluation, they each found that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no significant changes in our disclosure controls and procedures or internal controls for financial reporting or other factors that could significantly affect those controls subsequent to April 15, 2003, and we identified no significant deficiencies or material weaknesses requiring corrective action with respect to those controls.

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


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended March 31, 2003 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

ITEM 5. - OTHER INFORMATION

Not applicable.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99.1: Statement furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b) Hudson City Bancorp, Inc. filed two Current Reports on Form 8-K during the quarter ended March 31, 2003 detailed as follows.

    1. On January 27, 2003, a Form 8-K was filed to announce the adoption of the amended and restated bylaws of Hudson City Bancorp, Inc. A copy of the amended and restated bylaws was filed as an exhibit.

    2. On March 17, 2003, a Form 8-K was filed to announce the appointment of William G. Bardel to the Board of Directors to each of Hudson City Bancorp, Inc., its principal operating subsidiary Hudson City Savings Bank, and its holding company Hudson City, MHC. The appointment was effective March 6, 2003.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Hudson City Bancorp, Inc.

Date:  May 12, 2003                By:  /s/  Ronald E. Hermance, Jr.
                                        -------------------------------------
                                        Ronald E. Hermance, Jr.
                                        President and Chief Executive Officer
                                        (principal executive officer)




Date:  May 12, 2003                By:  /s/  Denis J. Salamone
                                        -------------------------------------
                                        Denis J. Salamone
                                        Senior Executive Vice President and
                                        Chief Operating Officer
                                        (principal financial and accounting
                                        officer)

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

Date:  May 12, 2003                 By:  /s/ Ronald E. Hermance, Jr.
                                         -------------------------------------
                                         Ronald E. Hermance, Jr.
                                         President and Chief Executive Officer

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

Date:  May 12, 2003                        By:  /s/ Denis J. Salamone
                                                --------------------------------
                                                Denis J. Salamone
                                                Senior Executive Vice President
                                                and Chief Operating Officer