Form 10-Q
period 2003-06-30
HUDSON CITY BANCORP INC
filed 2003-08-14
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   JUNE 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


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


                              Yes   /X/    No   / /


         As of August 6, 2003, the registrant had 191,358,522 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant's mutual holding company, and 68,781,922 shares were held by the public and directors, officers and employees of the registrant.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                               Contents of Report


                                                                                            Page
PART I - FINANCIAL INFORMATION                                                             Number
                                                                                           ------
    Item 1. - Financial Statements

             Consolidated Statements of Financial Condition -
             June 30, 2003 (Unaudited) and December 31, 2002 ...........................      3

             Consolidated Statements of Income (Unaudited) - For the three and six
             months ended June 30, 2003 and 2002 .......................................      4

             Consolidated Statements of Cash Flows (Unaudited) - For the six months
             ended June 30, 2003 and 2002 ..............................................      5

             Notes to Consolidated Financial Statements ................................      6

    Item 2. - Management's Discussion and Analysis of Financial Condition and Results of
    Operations .........................................................................     11

    Item 3. - Quantitative and Qualitative Disclosures About Market Risk ...............     29

    Item 4. - Controls and Procedures ..................................................     32

PART II - OTHER INFORMATION

    Item 1. - Legal Proceedings ........................................................     32

    Item 2. - Changes in Securities and Use of Proceeds ................................     32

    Item 3. - Defaults Upon Senior Securities ..........................................     32

    Item 4. - Submission of Matters to a Vote of Security Holders ......................     32

    Item 5. - Other Information ........................................................     33

    Item 6. - Exhibits and Reports on Form 8-K .........................................     34


SIGNATURES .............................................................................     35

CERTIFICATION OF DISCLOSURE OF RONALD E. HERMANCE, JR ..................................     36

CERTIFICATION OF DISCLOSURE OF DENIS J. SALAMONE .......................................     37

EXHIBIT 32.1 ...........................................................................     38

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

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         2003              2002
                                                                                     ------------      ------------
                                                                                       (UNAUDITED)
                                                                                              (IN THOUSANDS)
ASSETS
Cash and due from banks ........................................................     $    173,115      $    153,096
Federal funds sold .............................................................           43,800            87,700
                                                                                     ------------      ------------
                Total cash and cash equivalents ................................          216,915           240,796
Investment securities held to maturity, market value of $1,470 at
       June 30, 2003 and $1,497 at December 31, 2002 ...........................            1,371             1,406
Investment securities available for sale, at market value ......................        1,923,965           560,932
Federal Home Loan Bank of New York stock .......................................          160,000           137,500
Mortgage-backed securities held to maturity, market value of $4,827,004
       at June 30, 2003 and $4,828,939 at December 31, 2002 ....................        4,763,019         4,734,266
Mortgage-backed securities available for sale, at market value .................        1,415,399         1,391,895
Loans ..........................................................................        6,872,206         6,970,900
       Less:
           Deferred loan fees ..................................................           16,949            13,508
           Allowance for loan losses ...........................................           25,920            25,501
                                                                                     ------------      ------------
                Net loans ......................................................        6,829,337         6,931,891
Foreclosed real estate, net ....................................................            2,833             1,276
Accrued interest receivable ....................................................           77,613            69,248
Banking premises and equipment, net ............................................           30,752            32,732
Other assets ...................................................................           35,127            42,662
                                                                                     ------------      ------------
                Total Assets ...................................................     $ 15,456,331      $ 14,144,604
                                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Interest-bearing ........................................................     $  9,540,244      $  8,750,164
       Noninterest-bearing .....................................................          425,900           388,465
                                                                                     ------------      ------------
                Total deposits .................................................        9,966,144         9,138,629
Borrowed funds .................................................................        4,050,000         3,600,000
Accrued expenses and other liabilities .........................................           85,648            89,892
                                                                                     ------------      ------------
                Total liabilities ..............................................       14,101,792        12,828,521
                                                                                     ------------      ------------
Common stock, $0.01 par value, 800,000,000 shares authorized; 231,276,600 shares issued, 191,449,772 shares outstanding at June 30, 2003,
       191,973,258 shares outstanding at December 31, 2002 .....................            2,313             2,313
Additional paid-in capital .....................................................          532,464           530,496
Retained earnings ..............................................................        1,348,189         1,291,960
Treasury stock, at cost; 39,826,828 shares at June 30, 2003 and
       39,303,342 shares at December 31, 2002 ..................................         (487,569)         (465,249)
Unallocated common stock held by the employee stock ownership plan .............          (50,494)          (51,474)
Unearned common stock held by the recognition and retention plan ...............          (12,866)          (16,253)
Accumulated other comprehensive income, net of tax .............................           22,502            24,290
                                                                                     ------------      ------------
                Total stockholders' equity .....................................        1,354,539         1,316,083
                                                                                     ------------      ------------
                Total Liabilities and Stockholders' Equity .....................     $ 15,456,331      $ 14,144,604
                                                                                     ============      ============


See accompanying notes to consolidated financial statements.

                     HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                    FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,                    ENDED JUNE 30,
                                                                -----------------------------     -----------------------------
                                                                    2003             2002             2003             2002
                                                                ------------     ------------     ------------     ------------
                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Interest and Dividend Income:
      Interest and fees on first mortgage loans ...........     $    100,818     $    111,237     $    207,527     $    216,794
      Interest and fees on consumer and other loans .......            2,087            2,559            4,212            5,167
      Interest on mortgage-backed securities held to
      maturity ............................................           54,723           68,410          115,798          137,405
      Interest on mortgage-backed securities available for
      sale ................................................           11,625            9,842           26,024           17,288
      Interest on investment securities held to maturity:
          Taxable .........................................               17               17               34               34
          Exempt from federal taxes .......................                5                5               10               11
      Interest and dividend income on investment securities
           available for sale-taxable .....................           20,755            3,024           32,445            5,595
      Dividends on Federal Home Loan Bank
           of New York stock ..............................            2,069              962            4,059            1,871
      Interest on federal funds sold ......................              557              431            1,083              911
                                                                ------------     ------------     ------------     ------------
             Total interest and dividend income ...........          192,656          196,487          391,192          385,076
                                                                ------------     ------------     ------------     ------------
Interest Expense:
      Interest on deposits ................................           53,676           64,678          109,360          132,216
      Interest on borrowed funds ..........................           40,916           34,437           81,186           64,097
                                                                ------------     ------------     ------------     ------------
             Total interest expense .......................           94,592           99,115          190,546          196,313
                                                                ------------     ------------     ------------     ------------
                Net interest income .......................           98,064           97,372          200,646          188,763
Provision for Loan Losses .................................              225              525              450            1,050
                                                                ------------     ------------     ------------     ------------
                Net interest income after provision
                     for loan losses ......................           97,839           96,847          200,196          187,713
                                                                ------------     ------------     ------------     ------------
Non-Interest Income:
      Service charges and other income ....................            1,309            1,256            2,611            2,428
      Gains on securities transactions, net ...............            8,628               --           12,799               --
                                                                ------------     ------------     ------------     ------------
             Total non-interest income ....................            9,937            1,256           15,410            2,428
                                                                ------------     ------------     ------------     ------------
Non-Interest Expense:
      Compensation and employee benefits ..................           16,281           14,996           33,197           31,182
      Net occupancy expense ...............................            3,580            3,419            7,443            6,992
      Federal deposit insurance assessment ................              385              352              763              694
      Computer and related services .......................              346              297              681              607
      Other expense .......................................            4,320            4,005            8,350            7,763
                                                                ------------     ------------     ------------     ------------
             Total non-interest expense ...................           24,912           23,069           50,434           47,238
                                                                ------------     ------------     ------------     ------------
                Income before income tax expense ..........           82,864           75,034          165,172          142,903
Income Tax Expense ........................................           30,318           26,860           60,425           51,143
                                                                ------------     ------------     ------------     ------------
                Net income ................................     $     52,546     $     48,174     $    104,747     $     91,760
                                                                ============     ============     ============     ============
Basic Earnings Per Share ..................................     $       0.29     $       0.26     $       0.57     $       0.49
                                                                ============     ============     ============     ============
Diluted Earnings Per Share ................................     $       0.28     $       0.25     $       0.56     $       0.48
                                                                ============     ============     ============     ============

Weighted Average Number of Common Shares Outstanding:
                Basic .....................................      182,660,915      186,085,877      182,712,314      186,599,740
                Diluted ...................................      187,810,046      191,585,334      187,623,655      191,559,145


See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             FOR THE SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                        ----------------------------
                                                                                           2003             2002
                                                                                        -----------      -----------
                                                                                                (IN THOUSANDS)
Cash Flows from Operating Activities:
       Net income .................................................................     $   104,747      $    91,760
       Adjustments to reconcile net income to net cash provided
       by operating activities:
             Depreciation, accretion and amortization expense .....................          23,720            6,036
             Provision for loan losses ............................................             450            1,050
             Gains on securities transactions, net ................................         (12,799)              --
             Allocation of stock for employee benefit plans .......................           6,335            6,112
             Deferred tax benefit .................................................              --           (1,141)
             Net proceeds from sale of foreclosed real estate .....................             954               59
             Increase in accrued interest receivable ..............................          (8,365)          (7,087)
             Decrease in other assets .............................................           8,662              456
             (Decrease) increase in accrued expenses and other liabilities ........          (4,244)           6,896
                                                                                        -----------      -----------
Net Cash Provided by Operating Activities .........................................         119,460          104,141
                                                                                        -----------      -----------
Cash Flows from Investing Activities:
       Originations of loans ......................................................        (987,854)      (1,007,523)
       Purchases of loans .........................................................        (851,388)        (677,452)
       Payments on loans ..........................................................       1,934,639          947,033
       Principal collection of mortgage-backed securities held to maturity ........       1,850,827          815,261
       Purchases of mortgage-backed securities held to maturity ...................      (1,893,818)        (917,009)
       Principal collection of mortgage-backed securities available for sale ......         237,582           77,962
       Proceeds from sales of mortgage-backed securities available for sale .......         604,113               --
       Purchases of mortgage-backed securities available for sale .................        (857,878)        (488,419)
       Proceeds from maturities and calls of investment securities held to maturity              35               35
       Proceeds from maturities and calls of investment securities available for
       sale .......................................................................         838,485           25,651
       Purchases of investment securities available for sale ......................      (2,200,725)        (122,390)
       Purchases of Federal Home Loan Bank of New York stock ......................         (22,500)         (23,851)
       Sales (purchases) of premises and equipment, net ...........................             244           (4,447)
                                                                                        -----------      -----------
Net Cash Used in Investment Activities ............................................      (1,348,238)      (1,375,149)
                                                                                        -----------      -----------
Cash Flows from Financing Activities:
       Net increase in deposits ...................................................         827,515          624,522
       Proceeds from borrowed funds ...............................................         550,000          800,000
       Principal payments on borrowed funds .......................................        (100,000)              --
       Dividends paid .............................................................         (44,199)         (30,588)
       Purchases of stock by the RRP ..............................................              --           (1,854)
       Purchases of treasury stock ................................................         (36,937)         (89,281)
       Exercise of stock options ..................................................           8,518            4,562
                                                                                        -----------      -----------
Net Cash Provided by Financing Activities .........................................       1,204,897        1,307,361
                                                                                        -----------      -----------
Net (Decrease) Increase in Cash and Cash Equivalents ..............................         (23,881)          36,353
Cash and Cash Equivalents at Beginning of Period ..................................         240,796          101,814
                                                                                        -----------      -----------
Cash and Cash Equivalents at End of Period ........................................     $   216,915      $   138,167
                                                                                        ===========      ===========
Supplemental Disclosures:
       Interest paid ..............................................................     $   190,871      $   190,719
                                                                                        ===========      ===========
       Income taxes paid ..........................................................     $    66,721      $    50,449
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

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

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


STATEMENTS OF CASH FLOW. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $2,596,000 and $847,000 for the six month periods ended June 30, 2003 and 2002, respectively, did not result in cash receipts or cash payments.


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

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


Had expense for Hudson City's stock option plans been determined based on the fair value at the grant date for our stock options consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts that follow.

                                                              FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                            --------------------------
                                                              2003             2002
                                                            ----------      ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income, as reported .........................           $   52,546      $   48,174
Add: expense recognized for the recognition and
       retention plans, net of related tax effect                1,033           1,051
Less: total stock option and recognition and
       retention plans expense, determined under
       the fair value method, net of
       related tax effect .......................               (1,640)         (1,643)
                                                            ----------      ----------

Pro forma net income ............................           $   51,939      $   47,582
                                                            ==========      ==========

Basic earnings per share:    As reported ........           $     0.29      $     0.26
                             Pro forma ..........                 0.28            0.26

Diluted earnings per share:  As reported ........           $     0.28      $     0.25
                             Pro forma ..........                 0.28            0.25


                                                                  FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,
                                                                 ---------------------
                                                                 2003             2002
                                                                 ----             ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income, as reported..............................           $104,747        $ 91,760
Add: expense recognized for the recognition and
       retention plans, net of related tax effect....              2,040           2,334
Less: total stock option and recognition and
       retention plans expense, determined under
       the fair value method, net of
       related tax effect............................             (3,253)         (3,517)
                                                                --------        --------
Pro forma net income.................................           $103,534        $ 90,577
                                                                ========        ========
Basic earnings per share:    As reported.............           $   0.57        $   0.49
                             Pro forma...............               0.57            0.49

Diluted earnings per share:  As reported.............           $   0.56        $   0.48
                             Pro forma...............               0.55            0.47

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


The fair value of the option grants, for those grants issued during the following periods, was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

                                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                             -------------------------------------------
                                                      2003               2002
                                                     -------            -------

Expected dividend yield ..................              2.24%              1.34%
Expected volatility ......................             24.71              17.94
Risk-free interest rate ..................              2.98               4.40
Expected option life .....................           5 years            5 years



2. - COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized holding gains and losses on securities available for sale, net of tax. Total comprehensive income during the periods indicated is as follows.

                                                           FOR THE THREE MONTHS
                                                              ENDED JUNE 30,
                                                            ------------------
                                                            2003          2002
                                                            ----          ----
                                                              (IN THOUSANDS)

Net income ..........................................     $ 52,546      $ 48,174
Other comprehensive income:
     Unrealized holding gain on securities
         available for sale, net of tax of $6,091
         for 2003 and $3,967 for 2002 ...............        8,820         6,337
     Reclassification adjustment for gains
         in net income, net of tax of ($3,525) ......       (5,103)           --
                                                          --------      --------

Total comprehensive income ..........................     $ 56,263      $ 54,511
                                                          ========      ========




                                                           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                          --------------------
                                                          2003            2002
                                                          ----            ----
                                                             (IN THOUSANDS)

Net income ........................................     $ 104,747      $  91,760
Other comprehensive income:
     Unrealized holding gain on securities
         available for sale, net of tax of $3,994
         for 2003 and $1,517 for 2002 .............         5,783          2,424
     Reclassification adjustment for gains
         in net income, net of tax of ($5,228) ....        (7,571)            --
                                                        ---------      ---------

Total comprehensive income ........................     $ 102,959      $  94,184
                                                        =========      =========

                   Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements



3. - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                                   FOR THE THREE MONTHS ENDED JUNE 30,
                                 --------------------------------------------------------------------
                                                2003                                2002
                                 -------------------------------      -------------------------------
                                                            PER                                PER
                                                           SHARE                               SHARE
                                  INCOME       SHARES     AMOUNT      INCOME       SHARES     AMOUNT
                                  ------       ------     ------      ------       ------     ------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income .................     $ 52,546                            $ 48,174
                                 ========                           =========

Basic earnings per share:
       Income available to
       common stockholders .     $ 52,546      182,661     $0.29     $ 48,174      186,086     $ 0.26
                                                           =====                               ======
Effect of dilutive common
       stock equivalents ...           --        5,149                     --        5,499
                                 --------     --------               --------     --------
Diluted earnings per share:
       Income available to
       common stockholders .     $ 52,546      187,810     $0.28     $ 48,174      191,585     $ 0.25
                                 ========     ========     =====     ========     ========     ======


                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                 --------------------------------------------------------------------
                                                2003                                2002
                                 -------------------------------      -------------------------------
                                                            PER                                PER
                                                           SHARE                              SHARE
                                  INCOME       SHARES     AMOUNT      INCOME       SHARES     AMOUNT
                                  ------       ------     ------      ------       ------     ------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income.....................  $104,747                           $  91,760
                                 ========                           =========
Basic earnings per share:
       Income available to
       common stockholders..     $104,747      182,712     $0.57    $  91,760     186,600      $0.49
                                                           =====                               ======
Effect of dilutive common
       stock equivalents........       --        4,912                     --        4,959
                                 --------     --------               --------     --------

Diluted earnings per share:
       Income available to
       common stockholders..     $104,747     187,624      $0.56     $ 91,760      191,559     $ 0.48
                                 ========     ========     =====     ========     ========     ======



4. - SUBSEQUENT EVENT

On July 15, 2003, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of fourteen cents ($0.14) per common share outstanding. The dividend is payable on September 2, 2003 to stockholders of record at the close of business on August 8, 2003.

                   Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


5. - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement of Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The interpretation also requires the recognition, at estimated fair value, of a liability by the guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. This interpretation is not expected to have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and should generally be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 33 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires issuers of certain financial instruments, falling within the scope of SFAS No. 150, with characteristics of both liabilities and equity to be classified and measured as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the first six months of 2003 we have continued to experience the low market interest rate environment that began in 2002. The market yield curve flattened during this period, as long-term interest rates generally declined, while short-term interest rates remained relatively stable, despite the 25 basis point decrease in the federal funds target rate that occurred late in the second quarter of 2003. A flatter yield curve occurs when the spread between long-term interest rates and short-term interest rates decreases. The flattening of the yield curve has had an adverse impact on our earnings as the rates on our interest-earning assets are generally based upon long-term interest rates while the rates paid on our interest-bearing liabilities are generally based upon short-term rates. During July 2003, there was an increase in the long-term interest rates, which caused a steepening of the yield curve. An increase in long-term market rates and a steepening of the yield curve could have a positive impact on our earnings in future periods as the prepayment activity on our mortgage-related assets should slow.

The low long-term interest rate environment has caused an acceleration of prepayments on our mortgage-backed securities, and an acceleration of prepayments, loan refinancings and modifications on our mortgage loans during the first six months of 2003. This acceleration of the prepayment activity has caused an acceleration of the amortization of the net premium on these mortgage-related assets. The reinvestment of the proceeds from the accelerated prepayment activity at the current lower interest rates, the reset of the contract interest rate caused by loan refinancings and modifications, and the acceleration of the amortization of the net premium have resulted in the narrowing of our interest rate spread and net interest margin, and a reduction in the growth of our net interest income.

This same low interest rate environment has also afforded us the opportunity to realize gains on certain of our mortgage-backed securities available for sale. The low market interest rates caused increases in the fair market value of the variable-rate portion of our mortgage-backed securities portfolio, as these variable-rate securities had annual rate change limits. We sold certain of these securities prior to interest rate changes, such as the long-term rate increase seen in July 2003, which have adversely affected their fair market value. The cash flows from the sales of these securities were reinvested in fixed-rate securities with shorter maturities.

In this interest rate environment, we continued to grow our balance sheet consistent with the capital management and growth strategies we have employed during recent periods. We have been able to continue to report strong earnings due to our long-term investment objectives and the relatively low cost financing available. Our balance sheet growth, primarily reflected in the growth of fixed-rate callable government-sponsored agency securities, was funded primarily by customer deposits and, to a lesser extent, by borrowed funds, despite the high level of prepayment activity on our mortgage-related assets, which was due to the historically low levels of interest rates. Our core investments of residential mortgage loans and mortgage-backed securities were relatively stable during the first six months of 2003, due to our continued strong levels of loan originations, loan purchases, and purchases of mortgage-backed securities.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

During the six-month period ended June 30, 2003, we grew our operating subsidiary, Hudson City Savings Bank, primarily through purchases of fixed-rate callable government-sponsored agency securities, which we classified as available for sale. The increase in assets, which was consistent with our growth strategies, was funded by customer deposits and borrowed funds. As a result, our total assets increased $1.32 billion, or 9.3%, to $15.46 billion at June 30, 2003 from $14.14 billion at December 31, 2002.

Loans decreased $98.7 million, or 1.4%, to $6.87 billion at June 30, 2003 from $6.97 billion at December 31, 2002. For the six-month period ended June 30, 2003, we originated first mortgage loans of $940.9 million and purchased first mortgage loans of $851.4 million, compared with originations of $974.3 million and purchases of $677.5 million for the corresponding 2002 period. These first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans and were primarily fixed-rate loans. At June 30, 2003, fixed-rate mortgage loans accounted for 89.6% of our first mortgage loan portfolio compared with 86.5% at December 31, 2002. This percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice as would adjustable-rate loans. The decrease in loans reflected the high level of prepayment activity experienced during the first six months of 2003. The decrease in loan originations was due, in part, to certain of our customers taking advantage of our loan modification program. These loan modifications were not reflected in loan origination totals.

During the first six months of 2003, due to the low long-term interest rate environment, $255.7 million of our loan originations were the result of refinancing of our existing mortgage loans. The amount of refinancing of existing mortgage loans was included in total loan originations. We allow certain customers to modify, for a fee, their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to low long-term interest rates. In general, all terms and conditions of the existing mortgage loan remain the same except the adjustment of the interest rate to the currently offered fixed-rate product with a similar term to maturity or to a reduced term at the request of the borrower. Modifications of our existing mortgage loans during the first six months of 2003 were approximately $878.8 million.

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

Mortgage-backed securities increased $52.3 million, or 0.9%, to $6.18 billion at June 30, 2003 from $6.13 billion at December 31, 2002. This slight increase was in spite of the high levels of prepayment activity and sales of approximately $591.3 million on our mortgage-backed securities during the first six months of 2003. Investment securities available for sale increased $1.36 billion to $1.92 billion at June 30, 2003 from $560.9 million at December 31, 2002. The increase in investment securities available for sale primarily reflected the investment of part of the proceeds from the high level of prepayment activity on

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


our mortgage-related assets into investment securities. The increase in investment securities also reflected our decision to shorten the overall weighted-average life of our assets by investing in callable government-sponsored agency securities with initial call dates of three months to one year. Federal Home Loan Bank ("FHLB") stock increased $22.5 million, or 16.4%, to $160.0 million at June 30, 2003, which was the amount of stock we were required by the FHLB to hold.

Total liabilities increased $1.27 billion, or 9.9%, to $14.10 billion at June 30, 2003 compared with $12.83 billion at December 31, 2002. Total deposits increased $827.5 million, or 9.1%, to $9.97 billion at June 30, 2003 from $9.14 billion at December 31, 2002. Interest-bearing deposits increased $790.1 million, or 9.0%, to $9.54 billion at June 30, 2003 from $8.75 billion at December 31, 2002. The increase in interest-bearing deposits was primarily due to an increase in interest-bearing demand accounts of $915.2 million, or 88.0%, to $1.96 billion at June 30, 2003. This increase was due to growth in our High Value Checking account. In April 2002, we introduced our interest-bearing High Value Checking account, which we view as an attractive alternative to cash management accounts offered by brokerage firms. This account offers unlimited checking, on-line banking and debit card availability as part of the product, and pays an interest rate generally above competitive market rates. The balance in the High Value Checking account at June 30, 2003 was $1.86 billion compared with $943.2 million at December 31, 2002.

The growth in interest-bearing deposits was also due to a $39.4 million, or 4.4%, increase in regular savings deposits to $932.1 million at June 30, 2003. These increases in interest-bearing deposits were partially offset by a $158.3 million, or 2.6%, decrease in time deposits to $6.03 billion at June 30, 2003. Non-interest bearing deposits increased $37.4 million, or 9.6%, to $425.9 million at June 30, 2003 from $388.5 million at December 31, 2002. The increase in total deposits was primarily used to fund our planned asset growth. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account.

Borrowed funds increased $450.0 million, or 12.5%, to $4.05 billion at June 30, 2003 from $3.60 billion at December 31, 2002. The additional borrowed funds were primarily used to fund asset growth consistent with our capital management strategy. Borrowed funds were comprised of $2.30 billion of securities sold under agreements to repurchase and $1.75 billion of FHLB advances. Securities pledged as collateral against our securities sold under agreements to repurchase had a market value at June 30, 2003 of approximately $2.18 billion. Advances from the FHLB utilize our mortgage portfolio as collateral. The $550.0 million in new borrowings had initial call dates of three months to two years from the date of borrowing. These short- and intermediate-term borrowed funds complement the $3.60 billion of previously existing long-term borrowings. During the first six months of 2003, we also restructured certain of our borrowed funds, which resulted in the extension of the weighted-average maturity and lowered the contract interest rate.

Total stockholders' equity increased $38.5 million, or 2.9%, to $1.35 billion at June 30, 2003 from $1.32 billion at December 31, 2002. The increase was primarily the result of net income for the six-month period ended June 30, 2003 of $104.7 million, an increase of $8.5 million due to the exercise of approximately 1.2 million stock options, and an increase of $6.3 million due to the allocation of stock-related employee benefit plans. Partially offsetting these increases in stockholders' equity were repurchases of approximately 1.7 million shares of our common stock at an aggregate cost of $36.9 million, cash dividends declared and paid to common stockholders of $44.2 million and a decrease in accumulated other comprehensive income of $1.8 million. The decrease in accumulated other

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


comprehensive income was primarily due to the decrease in the overall market value of our mortgage-backed securities available for sale, primarily due to sales of these securities.

At June 30, 2003, the ratio of total stockholders' equity to total assets was 8.76% compared with 9.30% at December 31, 2002. For the six-month period ended June 30, 2003, the ratio of average stockholders' equity to average assets was 9.03% compared with 10.12% for the year ended December 31, 2002. The decrease in these ratios was primarily due to our capital management strategy of planned asset growth, and a slower percentage growth in stockholders' equity as compared to the percentage growth in assets, due to payment of cash dividends and stock repurchases. Stockholders' equity per common share was $7.43 at June 30, 2003 compared with $7.22 at December 31, 2002.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND
2002

AVERAGE BALANCE SHEETS. The tables on the following pages present certain information regarding Hudson City Bancorp's financial condition and net interest income for the three- and six-month periods ended June 30, 2003 and 2002. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                                                                              FOR THE THREE MONTHS ENDED JUNE 30,
                                                        ----------------------------------------------------------------------------
                                                                        2003                                     2002
                                                        ---------------------------------       ------------------------------------
                                                                                  AVERAGE                                    AVERAGE
                                                        AVERAGE                    YIELD/       AVERAGE                       YIELD/
                                                        BALANCE        INTEREST    COST         BALANCE         INTEREST       COST
                                                        -------        --------    ----         -------         --------       ----
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
     First mortgage loans, net (1) ................    $ 6,655,193   $   100,818    6.06%     $ 6,365,109      $   111,237     6.99%
     Consumer and other loans .....................        125,952         2,087    6.63          141,714            2,559     7.22
     Federal funds sold ...........................        192,270           557    1.16          104,744              431     1.65
     Mortgage-backed securities at amortized cost .      6,013,907        66,348    4.41        5,392,992           78,252     5.80
     Federal Home Loan Bank of New York stock .....        154,286         2,069    5.36           96,429              962     3.99
     Investment securities at amortized cost ......      1,729,827        20,777    4.80          204,279            3,046     5.96
                                                       -----------   -----------              -----------      -----------
         Total interest-earning assets ............     14,871,435       192,656    5.18       12,305,267          196,487     6.39
                                                                     -----------                               -----------
Noninterest-earning assets ........................        319,918                                238,597
                                                       -----------                            -----------
         Total Assets .............................    $15,191,353                            $12,543,864
                                                       ===========                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings accounts .............................    $   926,094         2,749    1.19      $   873,548            4,517     2.07
     Interest-bearing demand accounts .............      1,761,527        10,027    2.28          160,584              795     1.99
     Money market accounts ........................        622,462         1,755    1.13          592,340            3,098     2.10
     Time deposits ................................      6,081,111        39,145    2.58        6,347,142           56,268     3.56
                                                       -----------   -----------              -----------      -----------
         Total interest-bearing deposits ..........      9,391,194        53,676    2.29        7,973,614           64,678     3.25
     Borrowed funds ...............................      3,928,846        40,916    4.18        2,778,571           34,437     4.97
                                                       -----------   -----------              -----------      -----------
         Total interest-bearing liabilities .......     13,320,040        94,592    2.85       10,752,185           99,115     3.70
                                                       -----------   -----------              -----------      -----------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits .................        408,359                                390,988
     Other noninterest-bearing liabilities ........        117,187                                101,597
                                                       -----------                            -----------
         Total noninterest-bearing liabilities ....        525,546                                492,585
                                                       -----------                            -----------
     Total liabilities ............................     13,845,586                             11,244,770
     Stockholders' equity .........................      1,345,767                              1,299,094
                                                       -----------                            -----------
         Total Liabilities and Stockholders' Equity    $15,191,353                            $12,543,864
                                                       ===========                            ===========

Net interest income/net interest rate spread (2) ..                  $    98,064    2.33%                      $    97,372     2.69%
                                                                     ===========                               ===========
Net interest-earning assets/net interest margin (3)    $ 1,551,395                  2.63%     $ 1,553,082                      3.16%
                                                       ===========                            ===========
Ratio of interest-earning assets to
     interest-bearing liabilities .................                                 1.12x                                      1.14x

-------------------

(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3) Determined by dividing annualized net interest income by total average interest-earning assets.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                                        -------------------------------------------------------------------------
                                                                         2003                                    2002
                                                        ---------------------------------         -------------------------------
                                                                                    AVERAGE                                 AVERAGE
                                                        AVERAGE                     YIELD/        AVERAGE                    YIELD/
                                                        BALANCE         INTEREST     COST         BALANCE      INTEREST      COST
                                                        -------         --------     ----         -------      --------      ----
                                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
     First mortgage loans, net (1) ................     $ 6,692,047   $   207,527     6.20%     $ 6,181,584   $   216,794     7.01%
     Consumer and other loans .....................         126,062         4,212     6.68          143,201         5,167     7.22
     Federal funds sold ...........................         188,682         1,083     1.16          114,886           911     1.60
     Mortgage-backed securities at amortized cost .       6,059,010       141,822     4.68        5,266,696       154,693     5.87
     Federal Home Loan Bank of New York stock .....         147,997         4,059     5.49           89,672         1,871     4.17
     Investment securities at amortized cost ......       1,307,739        32,489     4.97          189,350         5,640     5.96
                                                        -----------   -----------               -----------   -----------
         Total interest-earning assets ............      14,521,537       391,192     5.39       11,985,389       385,076     6.43
                                                                      -----------                             -----------
Noninterest-earning assets ........................         319,223                                 238,400
                                                        -----------                             -----------
         Total Assets .............................     $14,840,760                             $12,223,789
                                                        ===========                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings accounts .............................     $   915,890         5,978     1.32      $   853,119         8,774     2.07
     Interest-bearing demand accounts .............       1,532,623        18,209     2.40          131,205         1,142     1.76
     Money market accounts ........................         623,325         3,862     1.25          569,708         5,955     2.11
     Time deposits ................................       6,110,793        81,311     2.68        6,299,028       116,345     3.72
                                                        -----------   -----------               -----------   -----------
         Total interest-bearing deposits ..........       9,182,631       109,360     2.40        7,853,060       132,216     3.40
     Borrowed funds ...............................       3,806,491        81,186     4.30        2,588,674        64,097     4.99
                                                        -----------   -----------               -----------   -----------
         Total interest-bearing liabilities .......      12,989,122       190,546     2.96       10,441,734       196,313     3.79
                                                        -----------   -----------               -----------   -----------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits .................         397,701                                 386,623
     Other noninterest-bearing liabilities ........         114,429                                  99,332
                                                        -----------                             -----------
         Total noninterest-bearing liabilities ....         512,130                                 485,955
                                                        -----------                             -----------
     Total liabilities ............................      13,501,252                              10,927,689
     Stockholders' equity .........................       1,339,508                               1,296,100
                                                        -----------                             -----------
         Total Liabilities and Stockholders' Equity     $14,840,760                             $12,223,789
                                                        ===========                             ===========

Net interest income/net interest rate spread (2) ..                   $   200,646     2.43%                   $   188,763     2.64%
                                                                      ===========                             ===========

Net interest-earning assets/net interest margin (3)     $ 1,532,415                   2.74%     $ 1,543,655                   3.12%
                                                        ===========                             ===========
Ratio of interest-earning assets to
     interest-bearing liabilities .................                                   1.12x                                   1.15x

------------------

(1) Amount is net of deferred loan fees and allowance for loan loss and includes non-performing loans.

(2) Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3) Determined by dividing annualized net interest income by total average interest-earning assets.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


GENERAL. Net income was $52.5 million for the three-month period ended June 30, 2003, an increase of $4.3 million, or 8.9%, compared with net income of $48.2 million for the three-month period ended June 30, 2002. Basic and diluted earnings per common share were $0.29 and $0.28, respectively, for the second quarter of 2003 compared with basic and diluted earnings per share of $0.26 and $0.25, respectively, for the second quarter of 2002. For the three-month period ended June 30, 2003 our annualized return on average stockholders' equity was 15.62% compared with 14.83% for the corresponding period in 2002. The increase in the return on average stockholders' equity was primarily due to the growth of our net income and a slower percentage growth in stockholders' equity as compared to the percentage growth in assets due to payment of cash dividends and stock repurchases. Our annualized return on average assets for the three-month period ended June 30, 2003 was 1.38% compared with 1.54% for the corresponding period in 2002. The decrease in the return on average assets was primarily due to the lower net interest margin due to the low interest rate environment.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income decreased $3.8 million, or 1.9%, to $192.7 million for the three-month period ended June 30, 2003 compared with $196.5 million for the three-month period ended June 30, 2002. The decrease in total interest and dividend income was primarily due a 121 basis point decrease in the annualized average yield on interest-earning assets to 5.18% for the three-month period ended June 30, 2003 from 6.39% for the three-month period ended June 30, 2002, reflecting yield declines to varying degrees in all asset categories.

The 93 basis point decrease in the annualized average yield on first mortgage loans reflected the large volume of loan originations, purchases and modifications during the low long-term interest rate environment of 2002 and the first six months of 2003. The 139 basis point decrease in the annualized average yield on mortgage-backed securities reflected the large volume of purchases and the downward repricing of our adjustable-rate securities during the low interest rate environment of 2002 and the first six months of 2003. The larger decrease in the average yield on mortgage-backed securities compared with mortgage loans was due to the larger increase in the average balance of mortgage-backed securities in this low rate environment and the greater percentage of adjustable-rate securities in the mortgage-backed security portfolio as compared to our mortgage loan portfolio. The decrease in the annualized average yield on our mortgage-related assets also reflected the acceleration of the amortization of the net premium on these assets. If market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits that are part of the terms of the security, which have limited the extent our adjustable-rate securities may have adjusted in prior periods. The 116 basis point decrease in the annualized average yield on our investment securities reflected the large volume of purchases made during the low interest rate environment of the first six months of 2003.

The impact on interest and dividend income from the above decreases in the annualized weighted-average yield on our interest-earning assets were partially off-set by an increase in the average balance of total interest-earning assets of $2.56 billion, or 20.8%, to $14.87 billion for the three-month period ended June 30, 2003 compared with $12.31 billion for the corresponding period in 2002. This increase was due in part to a $290.1 million, or 4.6%, increase in the average balance of first mortgage loans, net to $6.66 billion for the three-month period ended June 30, 2003 compared with $6.37 billion for the corresponding period in 2002. The average balance of mortgage-backed securities increased $620.9 million, or 11.5%, to $6.01 billion for the second quarter of 2003 compared with $5.39 billion for the second quarter of 2002. The increase in interest-earning assets was also due to an increase in the average balance of investment securities of $1.53 billion to $1.73 billion for the second quarter of 2003 compared with $204.3 million for the corresponding quarter in 2002. The increase in the average balance of FHLB stock of $57.9 million reflected the increase in the amount of FHLB stock required to be held by us.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


The growth in the average balance of investment securities reflected the decision to shorten the overall weighted-average life of our assets by investing in callable securities with initial call dates of three months to one year. The increase in the average balances of first mortgage loans and mortgage-backed securities reflected internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans as our primary growth strategy, while purchasing mortgage-backed securities to supplement loan originations and purchases, and assist in the management of interest rate risk. Although the increase in the average balance of loans was less than the increase in the average balance of mortgage-backed securities, the impact of the loan growth was more significant in terms of interest income because our first mortgage loans are generally higher yielding assets than our mortgage-backed securities.

INTEREST EXPENSE. Total interest expense, comprised of interest on deposits and interest on borrowed funds, decreased $4.5 million, or 4.5%, to $94.6 million for the three-month period ended June 30, 2003 from $99.1 million for the three-month period ended June 30, 2002, notwithstanding an overall increase in interest-bearing liabilities. Interest expense on borrowed funds increased $6.5 million, or 18.9%, to $40.9 million for the three-month period ended June 30, 2003 from $34.4 million for the corresponding period in 2002. Interest expense on deposits decreased $11.0 million, or 17.0%, to $53.7 million for the second quarter of 2003 from $64.7 million for the second quarter of 2002. The decrease in total interest expense reflected the impact of an 85 basis point decrease in the annualized average cost of total interest-bearing liabilities to 2.85% for the three-month period ended June 30, 2003 from 3.70% for the three-month period ended June 30, 2002. The decrease in interest expense was offset, in part, by an increase in the average balance of total interest-bearing liabilities of $2.57 billion, or 23.9%, to $13.32 billion for the three-month period ended June 30, 2003 from $10.75 billion for the corresponding period in 2002.

The increase in interest expense on borrowed funds was primarily due to a $1.15 billion, or 41.4%, increase in the average balance of borrowed funds to $3.93 billion for the second quarter of 2003 from $2.78 billion for the second quarter of 2002. The impact on interest expense on borrowed funds due to the increase in the average balance of borrowed funds was offset, in part, by a 79 basis point decrease in the annualized average cost of borrowed funds to 4.18% for the second quarter of 2003 from 4.97% for the second quarter of 2002.

The growth of borrowed funds has been used to fund internal asset growth consistent with our capital management and growth strategies. The funds borrowed during the first six months of 2003 had initial reprice dates of three months to two years from the date of borrowing. These short- and intermediate-term borrowed funds complement the $3.60 billion of previously existing long-term borrowings. The decrease in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2002 and the first six months of 2003. The decrease in the annualized average cost of borrowed funds also reflected the restructuring of certain of our borrowed funds during the first six months of 2003, which resulted in the extension of the weighted-average maturity and lowered the contract rates.

The $11.0 million decrease in interest expense on deposits was primarily due to a 96 basis point decrease in the annualized average cost of interest-bearing deposits to 2.29% for the three-month period ended June 30, 2003 from 3.25% for the corresponding period in 2002. The decrease in the annualized average cost of interest-bearing deposits was primarily due to a 98 basis point decrease in the annualized average cost of our time deposits to 2.58% for the second quarter of 2003 from 3.56% for the second quarter of 2002. The annualized average cost of regular savings accounts decreased 88 basis points to 1.19% for the

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


second quarter of 2003. The annualized average cost of money market deposits decreased 97 basis points to 1.13% for the second quarter of 2003. Partially offsetting these decreases, the annualized average cost of interest-bearing demand accounts increased 29 basis points to 2.28% for the three-month period ended June 30, 2003 from 1.99% for the corresponding period in 2002, due to the introduction during the second quarter of 2002 of our High Value Checking account. The decrease in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2002 and the first six months of 2003. The impact on the average cost of interest-bearing liabilities due to possible further decreases in market interest rates may not be as favorable in future periods since short-term market rates are currently at historically low levels.

The impact on interest expense on deposits due to the decrease in the annualized average cost of interest-bearing deposits was offset, in part, by a $1.42 billion, or 17.8%, increase in the average balance of interest-bearing deposits to $9.39 billion for the three-month period ended June 30, 2003 from $7.97 billion for the three-month period ended June 30, 2002. The average balance of interest-bearing demand accounts increased $1.60 billion to $1.76 billion for the second quarter of 2003 from $160.6 million for the corresponding period in 2002. The average balance of time deposits decreased $266.0 million, or 4.2%, to $6.08 billion for the second quarter of 2003 from $6.35 billion for the second quarter of 2002. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account.

NET INTEREST INCOME. Net interest income increased $0.7 million, or 0.7%, to $98.1 million for the three-month period ended June 30, 2003 compared with $97.4 million for the three-month period ended June 30, 2002. This increase primarily reflected our planned balance sheet growth, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, decreased 36 basis points to 2.33% for the second quarter of 2003 from 2.69% for the second quarter of 2002. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 53 basis points to 2.63% for the second quarter of 2003 from 3.16% for the second quarter of 2002.

These decreases reflected the larger decrease in our annualized yield on interest-earning assets compared with the decrease in the annualized cost of interest-bearing liabilities due to the continued decline in long-term market interest rates during 2002 and the first six months of 2003. The decrease also reflected the increased amortization of the net premium on our mortgage loans and mortgage-backed securities due to the high level of prepayment activity on these mortgage-related assets. The larger decrease in our net interest margin compared with the decrease in our net interest rate spread reflected the use of investable funds to purchase treasury stock.

PROVISION FOR LOAN LOSSES. Our provision for loan losses for the three-month period ended June 30, 2003 was $225,000, a decrease of $300,000, or 57.1%, compared with $525,000 for the three-month period ended June 30, 2002. Net charge-offs were $31,000 for the first six months of 2003 compared with net charge-offs of $5,000 for the first six months of 2002. The decrease in the provision reflected our recent low charge-off history given the relative stability of the housing market. The allowance for loan losses increased $0.4 million, or 1.6%, to $25.9 million at June 30, 2003 from $25.5 million at December 31, 2002.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $2.6 million, or 12.9%, to $22.8 million at June 30, 2003 from $20.2 million at December 31, 2002. This increase was primarily reflected in our purchased conventional loan portfolio. The ratio of non-performing loans to total loans was 0.33% at June 30, 2003 compared with 0.29% at December 31, 2002. The ratio of the allowance for loan losses to total non-performing loans was 113.49% at June 30, 2003 compared with 126.27% at December 31, 2002. The ratio of the allowance for loan losses to total loans was 0.38% at June 30, 2003 compared with 0.37% at December 31, 2002.

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

NON-INTEREST INCOME. Total non-interest income increased $8.6 million to $9.9 million for the second quarter of 2003 from $1.3 million for the second quarter of 2002. Service charges and other income, which generally consist of service charges and fees on deposit accounts, were $1.3 million for the second quarter of 2003 and 2002.

The $8.6 million gain on securities transactions, net, in the second quarter of 2003, resulted from an opportunity to realize gains from the sale of certain available for sale mortgage-backed securities prior to an interest rate change which would have had an adverse impact on their fair market value, as interest rates have since increased. The cash flow of $407.6 million from the sale of the securities was reinvested in fixed-rate investment securities with shorter maturities.

NON-INTEREST EXPENSE. Total non-interest expense increased $1.8 million, or 7.8%, to $24.9 million for the three-month period ended June 30, 2003 from $23.1 million for the three-month period ended June 30, 2002. The increase was primarily due to an increase in compensation and employee benefits of $1.3 million, or 8.7%, to $16.3 million for the second quarter of 2003 from $15.0 million for the second quarter of 2002. The increase in compensation and employee benefits reflected routine salary increases, increases in stock-related compensation expense and increases in pension expense. The increases experienced in the average market price of our common stock have resulted in an increase in our stock-related compensation expense.

Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income was 23.07% for the three-month period ended June 30, 2003 compared with 23.39% for the corresponding period in 2002. Our ratio of annualized non-interest expense to total average assets for the second quarter of 2003 was 0.66% compared with 0.74% for the second quarter of 2002.

INCOME TAXES. Income tax expense increased $3.4 million, or 12.6%, to $30.3 million for the second quarter of 2003 from $26.9 million for the second quarter of 2002. This increase was primarily due to the $7.9 million, or 10.5%, increase in income before income tax expense and changes to the New Jersey corporate business tax code passed in July 2002, retroactive to January 2002. Our effective tax rate for the second quarter of 2003 was 36.59% compared with 35.80% for the second quarter of 2002.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

GENERAL. Net income was $104.7 million for the six-month period ended June 30, 2003, an increase of $12.9 million, or 14.1%, compared with net income of $91.8 million for the six-month period ended June 30, 2002. Basic and diluted earnings per common share were $0.57 and $0.56, respectively, for the first six months of 2003 compared with basic and diluted earnings per share of $0.49 and $0.48, respectively, for the first six months of 2002. For the six-month period ended June 30, 2003 our annualized return on average stockholders' equity was 15.64% compared with 14.16% for the corresponding period in 2002. The increase in the return on average stockholders' equity was primarily due to the growth of our net income and a slower percentage growth in stockholders' equity as compared to the percentage growth in assets due to payment of cash dividends and stock repurchases. Our annualized return on average assets for the six-month period ended June 30, 2003 was 1.41% compared with 1.50% for the corresponding period in 2002. The decrease in the return on average assets was primarily due to the lower net interest margin due to the low interest rate environment.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $6.1 million, or 1.6%, to $391.2 million for the six-month period ended June 30, 2003 compared with $385.1 million for the six-month period ended June 30, 2002. The increase in total interest and dividend income was primarily due to the average balance of total interest-earning assets increasing $2.53 billion, or 21.1%, to $14.52 billion for the six-month period ended June 30, 2003 compared with $11.99 billion for the corresponding period in 2002. This increase was due in part to a $510.5 million, or 8.3%, increase in the average balance of first mortgage loans, net to $6.69 billion for the six-month period ended June 30, 2003 compared with $6.18 billion for the corresponding period in 2002. The average balance of mortgage-backed securities increased $792.3 million, or 15.0%, to $6.06 billion for the first six months of 2003 compared with $5.27 billion for the first six months of 2002. The increase in interest-earning assets was also due in part to an increase in the average balance of investment securities of $1.12 billion to $1.31 billion for the first six months of 2003 compared with $189.4 million for the corresponding quarter in 2002. The increase in the average balance of FHLB stock of $58.3 million reflected the increase in the amount of FHLB stock required to be held by us.

The above increases in the average balances of first mortgage loans and mortgage-backed securities reflected internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans as our primary growth strategy, while purchasing mortgage-backed securities to supplement loan originations and purchases, and assist in the management of interest rate risk. Although the increase in the average balance of loans was less than the increase in the average balance of mortgage-backed securities, the impact of the loan growth was more significant in terms of interest income because our first mortgage loans are generally higher yielding assets than our mortgage-backed securities. The growth in the average balance of investment securities reflected the investment of cash flows in the first six months of 2003 into investment securities.

The impact on interest income due to the growth in the average balance of interest-earning assets was partially offset by a 104 basis point decrease in the annualized weighted-average yield on interest-earning assets to 5.39% for the six-month period ended June 30, 2003 from 6.43% for the six-month period ended June 30, 2002, reflecting yield decreases to varying degrees in all asset categories. The 81 basis point decrease in the annualized average yield on first mortgage loans reflected the large volume of loan originations, purchases and modifications during the low long-term interest rate environment of 2002 and the first six months of 2003. The 119 basis point decrease in the annualized average yield on mortgage-backed securities reflected the large volume of purchases and the downward repricing of our adjustable-

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


rate securities during the low interest rate environment of 2002 and the first six months of 2003. The larger decrease in the average yield on mortgage-backed securities compared with mortgage loans was due to the larger increase in the average balance of mortgage-backed securities in this low interest rate environment and the greater percentage of adjustable-rate securities in the mortgage-backed security portfolio as compared to our mortgage loan portfolio. The decrease in the annualized average yield on our mortgage-related assets also reflected the acceleration of the amortization of the net premium on these assets due to the high level of prepayment activity. If market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits that are part of the terms of the security, which have limited the extent our adjustable-rate securities may have adjusted in prior periods. The 99 basis point decrease in the annualized average yield on our investment securities reflected the large volume purchases made during the low interest rate environment of the first six months of 2003.

INTEREST EXPENSE. Total interest expense, comprised of interest on deposits and interest on borrowed funds, decreased $5.8 million, or 3.0%, to $190.5 million for the six-month period ended June 30, 2003 from $196.3 million for the six-month period ended June 30, 2002, notwithstanding an overall increase in average interest-bearing liabilities. Interest expense on borrowed funds increased $17.1 million, or 26.7%, to $81.2 million for the six-month period ended June 30, 2003 from $64.1 million for the corresponding period in 2002. Interest expense on deposits decreased $22.8 million, or 17.2%, to $109.4 million for the first six months of 2003 from $132.2 million for the first six months of 2002. The decrease in total interest expense reflected the impact of an 83 basis point decrease in the annualized average cost of total interest-bearing liabilities to 2.96% for the six-month period ended June 30, 2003 from 3.79% for the six-month period ended June 30, 2002. The decrease in interest expense due to the lower annualized cost was offset, in part, by an increase in the average balance of total interest-bearing liabilities of $2.55 billion, or 24.4%, to $12.99 billion for the six-month period ended June 30, 2003 from $10.44 billion for the corresponding period in 2002.

The increase in interest expense on borrowed funds was primarily due to a $1.22 billion, or 47.1%, increase in the average balance of borrowed funds to $3.81 billion for the first six months of 2003 from $2.59 billion for the first six months of 2002. The impact on interest expense on borrowed funds due to the increase in the average balance of borrowed funds was offset, in part, by a 69 basis point decrease in the annualized average cost of borrowed funds to 4.30% for the first six months of 2003 from 4.99% for the first six months 2002.

The growth of borrowed funds has been used to fund internal asset growth consistent with our capital management and growth strategies. The funds borrowed during the first six months of 2003 had initial reprice dates of three months to two years from the date of borrowing. These short- and intermediate-term borrowed funds complement the $3.60 billion of previously existing long-term borrowings. The decrease in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2002 and the first six months of 2003. The decrease in the annualized average cost of borrowed funds also reflected the restructuring of certain of our borrowed funds during the first six months of 2003, which resulted in the extension of the weighted-average maturity and lowered the contract rates.

The $22.8 million decrease in interest expense on deposits was primarily due to a 100 basis point decrease in the annualized average cost of interest-bearing deposits to 2.40% for the six-month period ended June 30, 2003 from 3.40% for the corresponding period in 2002. The decrease in the annualized average cost of interest-bearing deposits was primarily due to a 104 basis point decrease in the annualized average cost

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


of our time deposits to 2.68% for the first six months of 2003 from 3.72% for the first six months of 2002. The annualized average cost of regular savings accounts decreased 75 basis points to 1.32% for the first six months of 2003. The annualized average cost of money market deposits decreased 86 basis points to 1.25% for the first six months of 2003. Partially offsetting these decreases, the annualized average cost of interest-bearing demand accounts increased 64 basis points to 2.40% for the six-month period ended June 30, 2003 from 1.76% for the corresponding period in 2002, due to the introduction during the second quarter of 2002 of our High Value Checking account. The decrease in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2002 and the first six months of 2003. The impact on the average cost of interest-bearing liabilities due to possible further decreases in market interest rates may not be as favorable in future periods as short-term market rates are currently at historically low levels.

The impact on interest expense on deposits due to the decrease in the annualized average cost of interest-bearing deposits was offset, in part, by a $1.33 billion, or 16.9%, increase in the average balance of interest-bearing deposits to $9.18 billion for the six-month period ended June 30, 2003 from $7.85 billion for the six-month period ended June 30, 2002. The average balance of interest-bearing demand accounts increased $1.40 billion to $1.53 billion for the first six months of 2003 from $131.2 million for the corresponding period in 2002. The average balance of time deposits decreased $188.2 million, or 3.0%, to $6.11 billion for the first six months of 2003 from $6.30 billion for the first six months of 2002. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account.

NET INTEREST INCOME. Net interest income increased $11.8 million, or 6.2%, to $200.6 million for the six-month period ended June 30, 2003 compared with $188.8 million for the six-month period ended June 30, 2002. This increase primarily reflected our planned balance sheet growth, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, decreased 21 basis points to 2.43% for the first six months of 2003 from 2.64% for the first six months of 2002. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 38 basis points to 2.74% for the first six months of 2003 from 3.12% for the first six months of 2002.

These decreases reflected the larger decrease in our annualized yield on interest-earning assets compared with the decrease in the annualized cost of interest-bearing liabilities due to the continued decline in long-term market interest rates during 2002 and the first six months of 2003. The decrease also reflected the increased amortization of the net premium on our mortgage loans and mortgage-backed securities due to the high level of prepayment activity on these mortgage-related assets. The larger decrease in our net interest margin compared with the decrease in our net interest rate spread reflected the use of investable funds to purchase treasury stock.

PROVISION FOR LOAN LOSSES. Our provision for loan losses for the six-month period ended June 30, 2003 was $450,000, a decrease of $600,000, or 57.1%, compared with $1.05 million for the six-month period ended June 30, 2002. The decrease in the provision reflected our recent low charge-off history given the relative stability of the housing market.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


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

NON-INTEREST INCOME. Total non-interest income increased $13.0 million to $15.4 million for the first six months of 2003 from $2.4 million for the first six months of 2002. Service charges and other income, which generally consist of service charges and fees on deposit accounts, were $2.6 million for the first six months of 2003 compared with $2.4 million for the corresponding period in 2002.

The $12.8 million gain on securities transactions, net, in the first six months of 2003, resulted from an opportunity to realize gains from the sale of certain available for sale mortgage-backed securities prior to an interest rate change which would have had an adverse impact on their fair market value, as interest rates have since increased. The cash flow of $604.1 million from the sale of the securities was reinvested in fixed-rate investment securities with shorter maturities.

NON-INTEREST EXPENSE. Total non-interest expense increased $3.2 million, or 6.8%, to $50.4 million for the six-month period ended June 30, 2003 from $47.2 million for the six-month period ended June 30, 2002. The increase was primarily due to an increase in compensation and employee benefits of $2.0 million, or 6.4%, to $33.2 million for the first six months of 2003 from $31.2 million for the first six months of 2002. The increase in compensation and employee benefits reflected routine salary increases, increases in stock-related compensation expense and increases in pension expense. The increases experienced in the average market price of our common stock have resulted in an increase in our stock-related compensation expense.

Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income was 23.34% for the six-month period ended June 30, 2003 compared with 24.71% for the corresponding period in 2002. Our ratio of annualized non-interest expense to average total assets for the first six months of 2003 was 0.68% compared with 0.77% for the first six months of 2002.

INCOME TAXES. Income tax expense increased $9.3 million, or 18.2%, to $60.4 million for the first six months of 2003 from $51.1 million for the first six months of 2002. This increase was primarily due to the $22.3 million, or 15.6%, increase in income before income tax expense and changes to the New Jersey corporate business tax code passed in July 2002, retroactive to January 2002. Our effective tax rate for the first six months of 2003 was 36.58% compared with 35.79% for the first six months of 2002.


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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


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

Principal repayments on loans were $1.93 billion during the six-month period ended June 30, 2003 compared with $947.0 million for six-month period ended June 30, 2002. Principal payments received on mortgage-backed securities totaled $2.09 billion during the first six months of 2003 compared to $893.2 million during the first six months of 2002. The increase in payments on loans and mortgage-backed securities reflected the low market interest rate environment during 2002 and the first six months of 2003, which caused an increase in prepayment activity. Maturities and calls of investment securities totaled $838.5 million during the first six months of 2003 compared with maturities and calls of $25.7 million during the first six months of 2002. The higher amount of calls during 2003 was due to the continuing declining interest rate environment experienced during the first six months of 2003 and the larger balance of callable investment securities held at the beginning of 2003 compared with the amount of callable investment securities held at the beginning of 2002.

Total deposits increased $827.5 million during the first six months of 2003 compared with an increase of $624.5 million during the first six months of 2002. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account. Time deposit accounts scheduled to mature within one year were $4.85 billion at June 30, 2003. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

For the six-month period ended June 30, 2003, we borrowed $550.0 million compared with $800.0 million during the six-month period ended June 30, 2002. The decrease in new borrowings was due to the larger growth of our interest-bearing deposits in the first six months of 2003 than in the prior period. Principal payments on borrowed funds during the first six months of 2003 were $100.0 million. There were no principal payments on borrowed funds during the first six months of 2002. The funds borrowed during the first six months of 2003 had initial call dates of three months to two years from the date of borrowing. These short- and intermediate-term borrowed funds complement the $3.60 billion of previously existing long-term borrowings. At June 30, 2003, there were $50.0 million of borrowed funds scheduled to mature within one year.

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $987.9 million during the first six months of 2003 compared with $1.01 billion during the first six months of 2002. We purchased total loans of $851.4 million during the first six months of 2003 compared with $677.5 million during the first six months of

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


2002. The decrease in loan originations was due, in part, to certain of our customers taking advantage of our loan modification program. These loan modifications were not reflected in loan origination totals.

Purchases of mortgage-backed securities during the first six months of 2003 were $2.75 billion compared with $1.41 billion during the first six months of 2002. Of the mortgage-backed securities purchased in the first six months of 2003, $1.38 billion were real estate mortgage investment conduits ("REMIC"). The REMIC purchases in the first six months of 2003 had fixed interest rates and generally had shorter average lives compared with alternate mortgage-backed security investments available at the time of purchase. Of the mortgage-backed securities purchased in the first six months of 2003, $857.9 million were classified as available for sale. Of these available for sale purchases, $741.5 million had fixed interest rates. The increase in purchases of mortgage-backed securities was related to the increase in prepayment activity due to the low market interest rate environment experienced during 2002 and the first six months of 2003.

During the first six months of 2003 we purchased $2.20 billion of investment securities compared with purchases of $122.4 million during the first six months of 2002. These purchases were made with cash flows from payments on our mortgage-related assets to shorten the overall weighted-average life of our assets. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During the first six months of 2003, we purchased $22.5 million of FHLB common stock compared with purchases of $23.9 million during the first six months of 2002. The purchases during the first six months of 2003 bring our total investment in FHLB stock to $160.0 million, the amount we are currently required to hold.

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first six months of 2003, we purchased 1,746,500 shares of our common stock at an aggregate cost of $36.9 million. During the first six months of 2002, we purchased 4,940,772 shares of our common stock at an aggregate cost of $89.3 million. During the first quarter of 2003, the Board of Directors approved our fifth stock repurchase program. This program authorized the repurchase of up to 9,525,000 shares of common stock. At June 30, 2003, there were 9,587,296 shares remaining to be repurchased under the existing stock repurchase programs.

At June 30, 2003, Hudson City Savings had outstanding loan commitments to borrowers of approximately $265.2 million, commitments to purchase loans of approximately $476.1 million, commitments to purchase mortgage-backed securities of $294.3 million and available home equity and overdraft lines of credit of approximately $88.4 million. We anticipate we will have sufficient funds available to meet our current commitments in the normal course of business.

Cash dividends declared and paid during the first six months of 2003 were $44.2 million compared with $30.6 million during the first six months of 2002. The dividend pay-out ratio for the first six months of 2003 was 40.35% compared with 31.63% for the first six months of 2002. On July 15, 2003, the Board of Directors declared a quarterly cash dividend of fourteen cents ($0.14) per common share. The dividend is payable on September 2, 2003 to stockholders of record at the close of business on August 8, 2003.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


At June 30, 2003, we exceeded each of the applicable regulatory capital requirements of the Federal Reserve Bank and the Federal Deposit Insurance Corporation. The following table presents the regulatory ratios of Hudson City Savings Bank and Hudson City Bancorp.

                                                               REGULATORY REQUIREMENTS
                                                   --------------------------------------------

                             ACTUAL AT                MINIMUM CAPITAL         CLASSIFICATION AS
                           JUNE 30, 2003                 ADEQUACY             WELL-CAPITALIZED
                         -------------------       -------------------       ------------------
                         AMOUNT        RATIO       AMOUNT        RATIO       AMOUNT       RATIO
                         ------        -----       ------        -----       ------       -----
                                                 (DOLLARS IN THOUSANDS)
Bank
Leverage (Tier 1)
       Capital ....     $1,216,891      8.02%     $  606,868      4.00%    $  758,585      5.00%
Risk-based capital:
       Tier 1 .....      1,216,891     24.20         201,102      4.00        301,653      6.00
       Total ......      1,242,811     24.72         402,204      8.00        502,755     10.00

Bancorp
Leverage (Tier 1)
       Capital ....     $1,332,154      8.78%     $  606,901      4.00%    $  758,626      5.00%
Risk-based capital:
       Tier 1 .....      1,332,154     26.50         201,105      4.00        301,658      6.00
       Total ......      1,358,074     27.01         402,210      8.00        502,763     10.00


CRITICAL ACCOUNTING POLICIES

Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2002 in our Annual Report on Form 10-K for the year ended December 31, 2002, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


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

Our primary lending emphasis is the origination of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we had a loan concentration in residential first mortgage loans at June 30, 2003, the majority of which are secured by real property located in New Jersey.

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

GENERAL. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, substantially located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2003 and did not have any such hedging transactions in place at June 30, 2003. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

The lower long-term interest rate environment, the flatter yield curve, the increased prepayment activity on our mortgage-related assets and the growth of our fixed-rate investments may continue to have a negative impact on our net interest income, net interest rate spread and net interest margin in future periods.

INTEREST RATE RISK COMPLIANCE. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2002. The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2003. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.


                                                                                              PRESENT VALUE OF EQUITY
                                                                                               AS PERCENT OF PRESENT
                                           PRESENT VALUE OF EQUITY                                VALUE OF ASSETS
                           ---------------------------------------------------------     ----------------------------------
      CHANGE IN                 DOLLAR               DOLLAR             PERCENT             PRESENT            PERCENT
    INTEREST RATES              AMOUNT               CHANGE              CHANGE           VALUE RATIO           CHANGE
-----------------------    -----------------    -----------------    ---------------     --------------     ---------------
    (BASIS POINTS)                            (DOLLARS IN THOUSANDS)

              200                $  815,971           $(500,391)          (38.01)%               5.59%           (33.29)%
              150                 1,023,626            (292,736)          (22.24)                6.87            (18.02)
              100                 1,138,471            (177,891)          (13.51)                7.50            (10.50)
               50                 1,281,507             (34,855)           (2.65)                8.26             (1.43)
                0                 1,316,362                   -             -                    8.38              -
              (50)                1,207,323            (109,039)           (8.28)                7.64             (8.83)
             (100)                1,081,085            (235,277)          (17.87)                6.81            (18.74)


The percent change in the present value of equity in the 200 basis point increase scenario was negative 38.01% at June 30, 2003 compared with negative 20.93% at December 31, 2002. This increase in the negative percent change in the present value of equity, and the overall decrease in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios was primarily due to the growth of our fixed-rate mortgage loans, the growth of our fixed-rate securities, and the callable borrowings made in this current low market interest rate environment. The percent change in the present value of equity in the 100 basis point decrease was negative 17.87% at June 30, 2003 compared with negative 12.64% at December 31, 2002. The overall decrease in the present value of equity and the percent change in the present value of equity in the decreasing rate scenarios was

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


primarily due to the amount of our long-term fixed rate borrowed funds. Our current policy sets a maximum percent change in the present value of equity at 55% from the current, or zero basis point scenario, present value of equity, given an instantaneous and parallel increase or decrease of 200 basis points. We believe the 150 and 200 basis point decrease scenarios are not meaningful given the prevailing low market interest rate environment and accordingly are not presented in the table.

GAP ANALYSIS. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2003, which we anticipate to reprice or mature in each of the future time periods shown. The prepayment speeds on our mortgage loans and mortgage-backed securities, and the decay rates applied to our non-maturity deposits are the same as those reported in our Annual Report on Form 10-K for the year ended December 31, 2002. At June 30, 2003, we have reported no callable bonds or callable borrowings at their call date. We have excluded non-accrual loans of $6,205,000 from the table.

The cumulative one-year gap as a percent of total assets was negative 2.57% at June 30, 2003 compared with negative 0.11% at December 31, 2002. This increase in the negative cumulative one-year gap primarily reflects the reporting, at their maturity date, of the $1.36 billion growth of our callable investment securities.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                                                                              AT JUNE 30, 2003
                                    --------------------------------------------------------------------------------------------
                                                                                MORE THAN    MORE THAN
                                                  MORE THAN     MORE THAN       TWO YEARS   THREE YEARS
                                    SIX MONTHS   SIX MONTHS    ONE YEAR TO       TO THREE       TO        MORE THAN
                                     OR LESS     TO ONE YEAR    TWO YEARS         YEARS      FIVE YEARS   FIVE YEARS      TOTAL
                                     -------     -----------    ---------         -----      ----------   ----------      -----
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
      First mortgage loans .......  $ 1,073,188  $ 1,065,754    $ 1,395,978   $   985,234    $   801,783  $ 1,415,883  $ 6,737,820
      Consumer and other loans ...       31,275          512          2,019         2,253         14,613       77,509      128,181
      Federal funds sold .........       43,800           --             --            --             --           --       43,800
      Mortgage-backed securities .    1,428,896    1,466,336        985,273       690,175        495,114    1,112,624    6,178,418
      FHLB  stock ................      160,000           --             --            --             --           --      160,000
      Investment securities ......       10,615           --            195            --            110    1,914,416    1,925,336
                                    -----------  -----------    -----------   -----------    -----------  -----------  -----------
         Total interest-
           earning assets ........    2,747,774    2,532,602      2,383,465     1,677,662      1,311,620    4,520,432   15,173,555
                                    -----------  -----------    -----------   -----------    -----------  -----------  -----------

Interest-bearing liabilities:
      Savings accounts ...........       23,459       27,474        231,893       278,272        185,515      185,515      932,128
      Interest-bearing demand
        accounts .................      234,750      234,752        488,943       493,802        484,083       19,439    1,955,769
      Money market accounts ......      130,479      130,480        155,710       161,318         22,427       22,427      622,841
      Time deposits ..............    3,413,425    1,433,007        925,344       119,300        138,430           --    6,029,506
      Borrowed funds .............           --       50,000             --       450,000             --    3,550,000    4,050,000
                                    -----------  -----------    -----------   -----------    -----------  -----------  -----------
         Total interest-bearing ..    3,802,113    1,875,713      1,801,890     1,502,692        830,455    3,777,381   13,590,244
         liabilities                -----------  -----------    -----------   -----------    -----------  -----------  -----------



Interest rate sensitivity gap ....  $(1,054,339) $   656,889    $   581,575   $   174,970    $   481,165  $   743,051  $ 1,583,311
                                    ===========  ===========    ===========   ===========    ===========  ===========  ===========


Cumulative interest rate
   sensitivity Gap ...............  $(1,054,339) $  (397,450)   $   184,125   $   359,095    $   840,260  $ 1,583,311
                                    ===========  ===========    ===========   ===========    ===========  ===========


Cumulative interest rate
      sensitivity gap
      as a percent of
      total assets ...............       (6.82)%      (2.57)%        1.19%         2.32%          5.44%       10.24%

Cumulative interest-earning
      assets as a percent
      of interest-bearing
      liabilities ................        72.27%       93.00%      102.46%       104.00%        108.56%      111.65%

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


ITEM 4. - CONTROLS AND PROCEDURES

Ronald E. Hermance, Jr., our President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended) as of June 30, 2003. Based upon their evaluation, they each found that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 2003, the annual meeting of stockholders of Hudson City Bancorp, Inc. was held to consider and vote on certain matters. The results are indicated below.

         Proposal 1 - Election of five directors for terms of three years each.

         Votes cast for Michael W. Azzara:

For:                                       179,399,921
Withheld:                                    1,437,139

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


Votes cast for John D. Birchby:

  For:                                     179,458,174
  Withheld:                                  1,378,886

Votes cast for Victoria H. Bruni:

  For:                                     179,420,115
  Withheld:                                  1,416,945

Votes cast for Andrew J. Egner, Jr.:

  For:                                     180,299,028
  Withheld:                                    538,032

Votes cast for Leonard S. Gudelski:

  For:                                     180,406,675
  Withheld:                                    430,385

Proposal 2 - Ratification of the appointment of KPMG LLP as Hudson City Bancorp's independent auditors for the year ending December 31, 2003.

  For:                                     179,303,972
  Against:                                   1,095,922
  Abstain:                                     437,166

There were no broker held non-voted shares represented at the meeting with respect to the above matters.


ITEM 5. - OTHER INFORMATION

Not applicable.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    Exhibit Number                  Exhibit
    --------------                  -------
         31.1                 Certifications of Chief Executive Officer

         31.2                 Certifications of Chief Financial Officer

         32.1                 Written Statement of Chief Executive Officer and
                              Chief Financial Officer furnished pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002,
                              18 U.S.C. Section 1350. *

-------------------------------------------------------------------------------
* Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.


(b) Hudson City Bancorp, Inc. filed two Current Reports on Form 8-K during the quarter ended June 30, 2003 detailed as follows.

      1. On April 17, 2003, a Form 8-K was filed following the issuance of a press release announcing first quarter financial results for the period ended March 31, 2003. A copy of the press release was filed as an exhibit.

      2. On May 6, 2003, a Form 8-K was filed regarding the "State of the Company" presentation that was made during the Annual Meeting of Shareholders of Hudson City Bancorp. The filing contained, as an exhibit, the text of the slides used during this presentation.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Hudson City Bancorp, Inc.




Date: August 12, 2003              By:  /s/ Ronald E. Hermance, Jr.
                                        ----------------------------------------
                                        Ronald E. Hermance, Jr.
                                        President and Chief Executive Officer
                                        (principal executive officer)




Date: August 12, 2003              By:  /s/ Denis J. Salamone
                                        ----------------------------------------
                                        Denis J. Salamone
                                        Senior Executive Vice President and
                                        Chief Operating Officer
                                        (principal financial and accounting
                                        officer)