Form 10-Q
period 2003-09-30
HUDSON CITY BANCORP INC
filed 2003-11-13
CIK 921847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________

                         Commission File Number: 0-26001

                            HUDSON CITY BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        22-3640393
           --------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

          West 80 Century Road
           Paramus, New Jersey                                07652
          --------------------                                -----
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

                                 Yes [X] No [ ]

         As of November 7, 2003, the registrant had 190,794,197 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant's mutual holding company, and 68,217,597 shares were held by the public and directors, officers and employees of the registrant.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                               Contents of Report

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I - FINANCIAL INFORMATION

              Item 1. - Financial Statements

                       Consolidated Statements of Financial Condition -
                       September 30, 2003 (Unaudited) and December 31, 2002 ......................       3

                       Consolidated Statements of Income (Unaudited) - For the three and nine
                       months ended September 30, 2003 and 2002 ..................................       4

                       Consolidated Statements of Cash Flows (Unaudited) - For the nine months
                       ended September 30, 2003 and 2002 .........................................       5

                       Notes to Consolidated Financial Statements ................................       6

              Item 2. - Management's Discussion and Analysis of Financial Condition and Results of
              Operations .........................................................................      12

              Item 3. - Quantitative and Qualitative Disclosures About Market Risk ...............      30

              Item 4. - Controls and Procedures ..................................................      33

PART II - OTHER INFORMATION

              Item 1. - Legal Proceedings ........................................................      33

              Item 2. - Changes in Securities and Use of Proceeds ................................      33

              Item 3. - Defaults Upon Senior Securities ..........................................      33

              Item 4. - Submission of Matters to a Vote of Security Holders ......................      33

              Item 5. - Other Information ........................................................      33

              Item 6. - Exhibits and Reports on Form 8-K .........................................      34

SIGNATURES .......................................................................................      35

CERTIFICATION OF DISCLOSURE OF RONALD E. HERMANCE, JR ............................................      36

CERTIFICATION OF DISCLOSURE OF DENIS J. SALAMONE .................................................      37

EXHIBIT 32.1 .....................................................................................      38

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

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                                            2003                 2002
                                                                                        -------------        ------------
                                                                                         (UNAUDITED)
                                                                                                 (IN THOUSANDS)
ASSETS

Cash and due from banks ........................................................        $    117,346         $    153,096
Federal funds sold .............................................................              45,500               87,700
                                                                                        ------------         ------------
                Total cash and cash equivalents ................................             162,846              240,796

Investment securities held to maturity, market value of $1,459 at
       September 30, 2003 and $1,497 at December 31, 2002 ......................               1,371                1,406

Investment securities available for sale, at market value ......................           2,190,366              560,932

Federal Home Loan Bank of New York stock .......................................             167,500              137,500

Mortgage-backed securities held to maturity, market value of $4,716,474
       at September 30, 2003 and $4,828,939 at December 31, 2002 ...............           4,716,212            4,734,266

Mortgage-backed securities available for sale, at market value .................           1,076,088            1,391,895

Loans ..........................................................................           7,467,450            6,970,900
       Less:
           Deferred loan fees ..................................................              16,149               13,508
           Allowance for loan losses ...........................................              26,099               25,501
                                                                                        ------------         ------------
                Net loans ......................................................           7,425,202            6,931,891

Foreclosed real estate, net ....................................................               2,057                1,276
Accrued interest receivable ....................................................              72,360               69,248
Banking premises and equipment, net ............................................              31,019               32,732
Other assets ...................................................................              53,388               42,662
                                                                                        ------------         ------------

                Total Assets ...................................................        $ 15,898,409         $ 14,144,604
                                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Interest-bearing ........................................................        $  9,786,992         $  8,750,164
       Noninterest-bearing .....................................................             461,072              388,465
                                                                                        ------------         ------------
                Total deposits .................................................          10,248,064            9,138,629

Borrowed funds .................................................................           4,200,000            3,600,000

Accrued expenses and other liabilities .........................................              97,122               89,892
                                                                                        ------------         ------------
                Total liabilities ..............................................          14,545,186           12,828,521
                                                                                        ------------         ------------

Common stock, $0.01 par value, 800,000,000 shares authorized; 231,276,600 shares issued, 191,236,522 shares outstanding at September 30, 2003,
       191,973,258 shares outstanding at December 31, 2002 .....................               2,313                2,313

Additional paid-in capital .....................................................             533,938              530,496

Retained earnings ..............................................................           1,372,063            1,291,960

Treasury stock, at cost; 40,040,078 shares at September 30, 2003 and
       39,303,342 shares at December 31, 2002 ..................................            (495,451)            (465,249)

Unallocated common stock held by the employee stock ownership plan .............             (50,004)             (51,474)

Unearned common stock held by the recognition and retention plan ...............             (11,165)             (16,253)

Accumulated other comprehensive income, net of tax .............................               1,529               24,290
                                                                                        ------------         ------------
                Total stockholders' equity .....................................           1,353,223            1,316,083
                                                                                        ------------         ------------

                Total Liabilities and Stockholders' Equity .....................        $ 15,898,409         $ 14,144,604
                                                                                        ============         ============

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                              ----------------------------   -----------------------------
                                                                  2003            2002           2003            2002
                                                              ------------    ------------   ------------    -------------
                                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
Interest and Dividend Income:
      Interest and fees on first mortgage loans ...........   $     96,950    $    114,128   $    304,477     $    330,922
      Interest and fees on consumer and other loans .......          2,084           2,526          6,296            7,693
      Interest on mortgage-backed securities held to
      maturity ............................................         51,554          64,925        167,352          202,330
      Interest on mortgage-backed securities available for
      sale ................................................         12,857          11,520         38,881           28,808
      Interest on investment securities held to maturity:
          Taxable .........................................             14              17             48               51
          Exempt from federal taxes .......................              7               5             17               16
      Interest and dividend income on investment securities
           available for sale-taxable .....................         22,360           5,456         54,805           11,051
      Dividends on Federal Home Loan Bank
           of New York stock ..............................            340             916          4,399            2,787
      Interest on federal funds sold ......................            519             845          1,602            1,756
                                                              ------------    ------------   ------------     ------------
             Total interest and dividend income ...........        186,685         200,338        577,877          585,414
                                                              ------------    ------------   ------------     ------------

Interest Expense:
      Interest on deposits ................................         50,444          63,619        159,804          195,835
      Interest on borrowed funds ..........................         41,552          36,815        122,738          100,912
                                                              ------------    ------------   ------------     ------------
             Total interest expense .......................         91,996         100,434        282,542          296,747
                                                              ------------    ------------   ------------     ------------

                Net interest income .......................         94,689          99,904        295,335          288,667

Provision for Loan Losses .................................            225             225            675            1,275
                                                              ------------    ------------   ------------     ------------

                Net interest income after provision
                     for loan losses ......................         94,464          99,679        294,660          287,392
                                                              ------------    ------------   ------------     ------------

Non-Interest Income:
      Service charges and other income ....................          1,681           1,366          4,292            3,794
      Gains on securities transactions, net ...............          7,750               -         20,549                -
                                                              ------------    ------------   ------------     ------------
             Total non-interest income ....................          9,431           1,366         24,841            3,794
                                                              ------------    ------------   ------------     ------------

Non-Interest Expense:
      Compensation and employee benefits ..................         17,598          14,313         50,795           45,495
      Net occupancy expense ...............................          3,770           3,427         11,213           10,419
      Federal deposit insurance assessment ................            402             357          1,165            1,051
      Computer and related services .......................            509             284          1,190              891
      Other expense .......................................          3,332           4,582         11,682           12,345
                                                              ------------    ------------   ------------     ------------
             Total non-interest expense ...................         25,611          22,963         76,045           70,201
                                                              ------------    ------------   ------------     ------------

                Income before income tax expense ..........         78,284          78,082        243,456          220,985

Income Tax Expense ........................................         28,021          28,464         88,446           79,607
                                                              ------------    ------------   ------------     ------------

                Net income ................................   $     50,263    $     49,618   $    155,010     $    141,378
                                                              ============    ============   ============     ============

Basic Earnings Per Share ..................................   $       0.28    $       0.27   $       0.85     $       0.76
                                                              ============    ============   ============     ============

Diluted Earnings Per Share ................................   $       0.27    $       0.26   $       0.83     $       0.74
                                                              ============    ============   ============     ============

Weighted Average Number of Common Shares Outstanding:
                Basic .....................................    182,576,472     183,669,980    182,666,536      185,612,422
                Diluted ...................................    187,918,359     189,016,698    187,675,640      191,077,444

See accompanying notes to consolidated financial statements.

                    HUDSON CITY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 FOR THE NINE MONTHS
                                                                                                 ENDED SEPTEMBER 30,
                                                                                           -------------------------------
                                                                                               2003                2002
                                                                                           -----------         -----------
                                                                                                    (IN THOUSANDS)
Cash Flows from Operating Activities:
       Net income .................................................................        $   155,010         $   141,378
       Adjustments to reconcile net income to net cash provided
       by operating activities:
             Depreciation, accretion and amortization expense .....................             35,857               9,412
             Provision for loan losses ............................................                675               1,275
             Gains on securities transactions, net ................................            (20,549)                 --
             Allocation of stock for employee benefit plans .......................             10,000               9,424
             Deferred tax benefit .................................................                 --              (2,363)
             Net proceeds from sale of foreclosed real estate .....................              2,089                 120
             Increase in accrued interest receivable ..............................             (3,112)             (5,950)
             Decrease in other assets .............................................              5,967               2,248
             Increase in accrued expenses and other liabilities ...................              7,230               6,505
                                                                                           -----------         -----------
Net Cash Provided by Operating Activities .........................................            193,167             162,049
                                                                                           -----------         -----------

Cash Flows from Investing Activities:
       Originations of loans ......................................................         (1,855,221)         (1,394,695)
       Purchases of loans .........................................................         (1,794,287)           (955,276)
       Payments on loans ..........................................................          3,147,106           1,594,322
       Principal collection of mortgage-backed securities held to maturity ........          2,958,240           1,271,971
       Proceeds from sales of mortgage-backed securities held to maturity .........             54,549                  --
       Purchases of mortgage-backed securities held to maturity ...................         (3,014,172)         (1,244,612)
       Principal collection of mortgage-backed securities available for sale ......            356,531             156,712
       Proceeds from sales of mortgage-backed securities available for sale .......            943,614                  --
       Purchases of mortgage-backed securities available for sale .................           (995,172)           (715,223)
       Proceeds from maturities and calls of investment securities held to maturity                 35                  35
       Proceeds from maturities and calls of investment securities available for
       sale .......................................................................          1,247,217             124,460
       Proceeds from sales of investment securities available for sale ............             50,531                  --
       Purchases of investment securities available for sale ......................         (2,940,682)           (498,802)
       Purchases of Federal Home Loan Bank of New York stock ......................            (30,000)            (26,351)
       Purchases of premises and equipment, net ...................................               (870)             (4,932)
                                                                                           -----------         -----------
Net Cash Used in Investment Activities ............................................         (1,872,581)         (1,692,391)
                                                                                           -----------         -----------
Cash Flows from Financing Activities:
       Net increase in deposits ...................................................          1,109,435             907,574
       Proceeds from borrowed funds ...............................................            850,000             850,000
       Principal payments on borrowed funds .......................................           (250,000)                 --
       Dividends paid .............................................................            (70,984)            (47,997)
       Purchases of stock by the RRP ..............................................                 --              (1,854)
       Purchases of treasury stock ................................................            (46,436)           (107,915)
       Exercise of stock options ..................................................              9,449               5,273
                                                                                           -----------         -----------
Net Cash Provided by Financing Activities .........................................          1,601,464           1,605,081
                                                                                           -----------         -----------

Net (Decrease) Increase in Cash and Cash Equivalents ..............................            (77,950)             74,739

Cash and Cash Equivalents at Beginning of Period ..................................            240,796             101,814
                                                                                           -----------         -----------

Cash and Cash Equivalents at End of Period ........................................        $   162,846         $   176,553
                                                                                           ===========         ===========

Supplemental Disclosures:
       Interest paid ..............................................................        $   282,223         $   292,478
                                                                                           ===========         ===========

       Income taxes paid ..........................................................        $    89,596         $    81,477
                                                                                           ===========         ===========

See accompanying notes to consolidated financial statements.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

1. - BASIS OF PRESENTATION

Hudson City Bancorp, Inc. is a Delaware corporation organized in 1999 by Hudson City Savings Bank in connection with the conversion and reorganization of Hudson City Savings from a mutual savings bank into a two-tiered mutual savings bank holding company structure.

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

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

STATEMENTS OF CASH FLOW. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $3.0 million and $1.1 million for the nine month periods ended September 30, 2003 and 2002, respectively, did not result in cash receipts or cash payments.

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

                                                             FOR THE THREE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                     -------------------------------------
                                                            2003                2002
                                                         ----------         ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported .........................        $   50,263         $   49,618
Add: expense recognized for the recognition and
    retention plans, net of related tax effect ..             1,046              1,283
Less: total stock option and recognition and
    retention plans expense, determined under
    the fair value method, net of
    related tax effect ..........................            (1,660)            (1,869)
                                                         ----------         ----------

Pro forma net income ............................        $   49,649         $   49,032
                                                         ==========         ==========

Basic earnings per share:     As reported .......        $     0.28         $     0.27
                              Pro forma .........              0.27               0.27

Diluted earnings per share:   As reported .......        $     0.27         $     0.26
                              Pro forma .........              0.26               0.26

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                      -------------------------------------
                                                             2003                2002
                                                         -----------         -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported ..........................      $   155,010         $   141,378
Add: expense recognized for the recognition and
     retention plans, net of related tax effect ..            3,085               3,617
Less: total stock option and recognition and
     retention plans expense, determined under
     the fair value method, net of
     related tax effect .........................             (4,912)             (5,386)
                                                         -----------         -----------

Pro forma net income ............................        $   153,183         $   139,609
                                                         ===========         ===========

Basic earnings per share:      As reported ........      $      0.85         $      0.76
                               Pro forma ..........             0.84                0.75

Diluted earnings per share:    As reported ........      $      0.83         $      0.74
                               Pro forma ..........             0.82                0.73

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

The fair value of the option grants, for those grants issued during the following periods, was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

                              FOR THE THREE AND NINE MONTHS
                                   ENDED SEPTEMBER 30,
                              -----------------------------
                                2003                  2002
                              --------              -------
Expected dividend yield ..     2.24%                 1.34%
Expected volatility ......    24.71                 17.94
Risk-free interest rate ..     2.98                  4.40
Expected option life .....    5 years               5 years

2. - COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized holding gains and losses on securities available for sale, net of tax. Total comprehensive income during the periods indicated is as follows.

                                                                     FOR THE THREE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                -----------------------------
                                                                  2003                 2002
                                                                --------             --------
                                                                       (IN THOUSANDS)
Net income .........................................            $ 50,263             $ 49,618
Other comprehensive income:
     Unrealized holding (loss)gain on securities
         available for sale, net of tax of $(11,319)
         for 2003 and $1,091 for 2002 ..............             (16,389)               1,580
     Reclassification adjustment for gains
         in net income, net of tax of ($3,166) .....              (4,584)                  --
                                                                --------             --------

Total comprehensive income .........................            $ 29,290             $ 51,198
                                                                ========             ========

                                                                     FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                -----------------------------
                                                                  2003                 2002
                                                                --------             --------
                                                                       (IN THOUSANDS)

Net income .........................................            $155,010             $141,378
Other comprehensive income:
     Unrealized holding (loss)gain on securities
         available for sale, net of tax of $(7,325)
         for 2003 and $2,765 for 2002 ..............             (10,606)               4,004
     Reclassification adjustment for gains
         in net income, net of tax of ($8,394)......             (12,155)                  --
                                                                --------             --------
Total comprehensive income .........................            $132,249             $145,382
                                                                ========             ========

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

3. - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                        -----------------------------------------------------------
                                                    2003                           2002
                                        ----------------------------    ---------------------------
                                                               PER                             PER
                                                              SHARE                          SHARE
                                         INCOME     SHARES    AMOUNT     INCOME     SHARES   AMOUNT
                                        --------   --------   ------    --------   -------   ------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income ..................           $ 50,263                        $ 49,618
                                        ========                        ========

Basic earnings per share:
       Income available to
       common stockholders ..           $ 50,263    182,576   $ 0.28    $ 49,618   183,670   $ 0.27
                                                              ======                         ======

Effect of dilutive common
       stock equivalents ....                 --      5,342                   --     5,347
                                        --------   --------             --------   -------

Diluted earnings per share:
       Income available to
       common stockholders ..           $ 50,263    187,918   $ 0.27    $ 49,618   189,017   $ 0.26
                                        ========   ========   ======    ========   =======   ======

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        -----------------------------------------------------------
                                                    2003                           2002
                                        ----------------------------    ---------------------------
                                                               PER                             PER
                                                              SHARE                          SHARE
                                         INCOME     SHARES    AMOUNT     INCOME     SHARES   AMOUNT
                                        --------   --------   ------    --------   -------   ------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income ..................           $155,010                        $141,378
                                        ========                        ========

Basic earnings per share:
       Income available to
       common stockholders ..           $155,010    182,667   $ 0.85    $141,378   185,612   $ 0.76
                                                              ======                         ======

Effect of dilutive common
       stock equivalents ....                 --      5,009                   --     5,465
                                        --------   --------             --------   -------

Diluted earnings per share:
       Income available to
       common stockholders ..           $155,010    187,676   $ 0.83    $141,378   191,077   $ 0.74
                                        ========   ========   ======    ========   =======   ======

4. - SUBSEQUENT EVENTS

On October 16, 2003, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of fifteen cents ($0.15) per common share outstanding. The dividend is payable on December 1, 2003 to stockholders of record at the close of business on November 7, 2003.

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

On October 16, 2003, the Board of Directors of Hudson City Savings Bank, the wholly owned banking subsidiary of Hudson City Bancorp, authorized the filing of an application with the Office of Thrift Supervision ("OTS") to convert to a federally chartered savings bank. This application was filed October 17, 2003. Under this new charter, the OTS would become the sole regulator of the Bank and would regulate Hudson City Bancorp and Hudson City, MHC as savings association holding companies.

5. - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement of Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The interpretation also requires the recognition, at estimated fair value, of a liability by the guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on our consolidated financial statements.

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

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), issued in January 2003, applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN 46

                    Hudson City Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

On October 9, 2003, the effective date was deferred until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of FIN 46 did not impact the Company's consolidated financial statements.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the first nine months of 2003 we have continued to experience the low market interest rate environment that began in 2002, despite a modest increase in long-term interest rates during the third quarter of 2003. The market interest rate yield curve, though remaining relatively steep, flattened during this nine-month period, as long-term interest rates generally declined, while short-term interest rates remained relatively stable. A flatter yield curve occurs when the spread between long-term interest rates and short-term interest rates decreases. The flattening of the yield curve has had an adverse impact on our earnings as the rates on our interest-earning assets are generally based upon long-term interest rates while the rates paid on our interest-bearing liabilities are generally based upon short-term rates. The impact on our interest income due to rate decreases is generally felt in later periods than the impact on our interest expense because our interest-earning assets generally price off long-term interest rates while our interest-bearing liabilities generally price off short-term interest rates. During July 2003, there was a modest increase in the long-term interest rates, which caused a steepening of the yield curve. An increase in long-term market rates and a steepening of the yield curve could have a positive impact on our earnings in future periods as the prepayment activity on our mortgage-related assets should slow and our interest rate spread should improve.

The low long-term interest rate environment has caused an acceleration of prepayments on our mortgage-backed securities, and an acceleration of prepayments, loan refinancings and modifications on our mortgage loans during the first nine months of 2003. The higher level of prepayment activity has caused an acceleration of the amortization of the net premium on these mortgage-related assets. The reinvestment of the proceeds from the accelerated prepayment activity at the prevailing lower interest rates, the reset of the contract interest rate caused by loan refinancings and modifications, the acceleration of the amortization of the net premium, and the timing of the impact on earnings of the market rate changes have resulted in the narrowing of our interest rate spread and net interest margin, and a reduction in the growth of our net interest income.

This same low interest rate environment has also afforded us the opportunity to realize gains on certain of our mortgage-backed and investment securities prior to interest rate changes, such as the long-term rate increase seen in July 2003, which may have adversely affected their fair market value. The low market interest rates caused increases in the fair market value of the variable-rate portion of our mortgage-backed securities portfolio, as these variable-rate securities had annual rate change limits. The sale of securities from the held-to-maturity portfolio resulted from the disposition of seasoned amortizing securities with remaining principal of less than fifteen percent of acquisition value as allowed under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cash flows from the sales of these securities were reinvested in fixed-rate securities.

During the third quarter of 2003, we continued to grow our balance sheet consistent with the capital management and growth strategies we have employed during recent periods. We have been able to continue to report strong earnings due to our long-term investment objectives and the relatively low cost financing available. Our balance sheet growth, primarily due to increases in fixed-rate callable government-sponsored agency securities and first mortgage loans, was funded principally by customer deposits and, to a lesser extent, by borrowed funds. The growth in our core investment of residential first mortgage loans was due to our continued strong levels of loan originations and loan purchases, despite the high level of prepayment activity.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

During the nine-month period ended September 30, 2003, our total assets increased $1.76 billion, or 12.4%, to $15.90 billion at September 30, 2003 from $14.14 billion at December 31, 2002. Loans increased $496.6 million, or 7.1%, to $7.47 billion at September 30, 2003 from $6.97 billion at December 31, 2002. The increase in loans reflected our continued emphasis on the origination and purchase of one- to four-family first mortgage loans, consistent with our capital management and growth strategies. For the nine-month period ended September 30, 2003, we originated first mortgage loans of $1.77 billion and purchased first mortgage loans of $1.79 billion, compared with originations of $1.35 billion and purchases of $955.3 million for the corresponding 2002 period. These first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans and were primarily fixed-rate loans. At September 30, 2003, fixed-rate mortgage loans accounted for 91.3% of our first mortgage loan portfolio compared with 86.5% at December 31, 2002. This percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice as would adjustable-rate loans. The strong levels of loan originations and purchases during the first nine months of 2003 reflected the continuation of the impact of the low interest rate environment.

During the first nine months of 2003, due to the low long-term interest rate environment, $419.3 million of our loan originations were the result of refinancing of our existing mortgage loans. The amount of refinancing of existing mortgage loans was included in total loan originations. We allow certain customers to modify, for a fee, their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to low long-term interest rates. In general, all terms and conditions of the existing mortgage loan remain the same except the adjustment of the interest rate to the currently offered fixed-rate product with a similar term to maturity or to a reduced term at the request of the borrower. Modifications of our existing mortgage loans during the first nine months of 2003 were approximately $1.43 billion. These loan modifications were not reflected in loan origination totals.

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

Mortgage-backed securities decreased $333.9 million, or 5.4%, to $5.79 billion at September 30, 2003 from $6.13 billion at December 31, 2002. This decrease was primarily due to the high level of prepayment activity and sales of approximately $998.2 million of our mortgage-backed securities during the first nine months of 2003. Investment securities available for sale increased $1.63 billion to $2.19 billion at September 30, 2003 from $560.9 million at December 31, 2002. The increase in investment securities available for sale primarily reflected the investment of part of the proceeds from the high level of prepayment activity on our mortgage-related assets into investment securities. The increase in investment securities also reflected our decision to shorten the overall weighted-average life of our assets by investing in callable government-sponsored agency securities with initial call dates of three months to one year. Federal Home Loan Bank ("FHLB") stock increased $30.0 million, or 21.8%, to $167.5 million at September 30, 2003, which was the amount of stock we were required by the FHLB to hold.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q

Total liabilities increased $1.72 billion, or 13.4%, to $14.55 billion at September 30, 2003 compared with $12.83 billion at December 31, 2002. Total deposits increased $1.11 billion, or 12.1%, to $10.25 billion at September 30, 2003 from $9.14 billion at December 31, 2002. Interest-bearing deposits increased $1.04 billion, or 11.9%, to $9.79 billion at September 30, 2003 from $8.75 billion at December 31, 2002. The increase in interest-bearing deposits was primarily due to an increase in interest-bearing demand accounts of $1.35 billion, or 129.8%, to $2.39 billion at September 30, 2003. This increase was due to growth in our High Value Checking account. In April 2002, we introduced our interest-bearing High Value Checking account, which we view as an attractive alternative to cash management accounts offered by brokerage firms. This account offers unlimited checking, no charge on-line banking, no charge bill payment and debit card availability as part of the product, and pays an interest rate generally above competitive market rates. The balance in the High Value Checking account at September 30, 2003 was $2.29 billion compared with $943.2 million at December 31, 2002.

The growth in interest-bearing deposits was also due to a $47.7 million, or 5.3%, increase in regular savings deposits to $940.4 million at September 30, 2003. These increases in interest-bearing deposits were partially offset by a $357.7 million, or 5.8%, decrease in time deposits to $5.83 billion at September 30, 2003. Non-interest bearing deposits increased $72.6 million, or 18.7%, to $461.1 million at September 30, 2003 from $388.5 million at December 31, 2002. The increase in total deposits was primarily used to fund our planned asset growth. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account. Although our time deposit rates are competitive, we believe the decrease in time deposits was due, in part, to transfers to our High Value Checking account. The increase in non-interest bearing deposits primarily reflected increases in official bank checks due to our high volume of first mortgage loan originations.

Borrowed funds increased $600.0 million, or 16.7%, to $4.20 billion at September 30, 2003 from $3.60 billion at December 31, 2002. The additional borrowed funds were primarily used to fund asset growth consistent with our capital management strategy. Borrowed funds were comprised of $2.25 billion of securities sold under agreements to repurchase and $1.95 billion of FHLB advances. Securities pledged as collateral against our securities sold under agreements to repurchase had a market value at September 30, 2003 of approximately $2.20 billion. Advances from the FHLB utilize our mortgage portfolio as collateral. The $850.0 million in new borrowings had initial call dates of three months to two years from the date of borrowing. These short- and intermediate-term borrowed funds complement the $3.60 billion of previously existing long-term borrowings. During the first nine months of 2003, we also restructured certain of our borrowed funds, which resulted in the extension of the weighted-average maturity and lowered the contract interest rate.

Total stockholders' equity increased $37.1 million, or 2.8%, to $1.35 billion at September 30, 2003 from $1.32 billion at December 31, 2002. The increase was primarily the result of net income for the nine-month period ended September 30, 2003 of $155.0 million, an increase of $9.4 million due to the exercise of approximately 1.4 million stock options, and an increase of $10.0 million due to the allocation of stock-related employee benefit plans. Partially offsetting these increases in stockholders' equity were repurchases of approximately 2.1 million shares of our common stock at an aggregate cost of $46.4 million, cash dividends declared and paid to common stockholders of $71.0 million and a decrease in accumulated other comprehensive income of $22.8 million. The decrease in accumulated other comprehensive income was primarily due to the decrease in the overall market value of our investment and mortgage-backed securities available for sale.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q

At September 30, 2003, the ratio of total stockholders' equity to total assets was 8.51% compared with 9.30% at December 31, 2002. For the nine-month period ended September 30, 2003, the ratio of average stockholders' equity to average assets was 8.90% compared with 10.12% for the year ended December 31, 2002. The decrease in these ratios was primarily due to our capital management strategy of planned asset growth, and a slower percentage growth in stockholders' equity as compared to the percentage growth in assets, due to payment of cash dividends and stock repurchases. Stockholders' equity per common share was $7.42 at September 30, 2003 compared with $7.22 at December 31, 2002.

AVERAGE BALANCE SHEETS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The tables on the following pages present certain information regarding Hudson City Bancorp's financial condition and net interest income for the three- and nine-month periods ended September 30, 2003 and 2002. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees and net premium amortization that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q

                                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------------
                                                                    2003                                 2002
                                                      ---------------------------------   -----------------------------------
                                                                                AVERAGE                               AVERAGE
                                                        AVERAGE                  YIELD/     AVERAGE                   YIELD/
                                                        BALANCE      INTEREST    COST       BALANCE       INTEREST     COST
                                                      -----------  -----------  -------   -----------   -----------   -------
                                                                               (DOLLARS IN THOUSANDS)
                                                                                     (UNAUDITED)
ASSETS:
Interest-earnings assets:
   First mortgage loans, net (1) ..................   $ 6,735,892  $    96,950   5.76%    $ 6,518,075   $   114,128    7.00%
   Consumer and other loans .......................       130,102        2,084   6.41         139,774         2,526    7.23
   Federal funds sold .............................       220,115          519   0.94         192,035           845    1.75
   Mortgage-backed securities at amortized cost ...     6,071,404       64,411   4.24       5,456,206        76,445    5.60
   Federal Home Loan Bank of New York stock .......       163,777          340   0.83         105,326           916    3.48
   Investment securities at amortized cost ........     2,035,486       22,381   4.40         356,973         5,478    6.14
                                                      -----------  -----------            -----------   -----------
       Total interest-earning assets ..............    15,356,776      186,685   4.86      12,768,389       200,338    6.28
                                                                   -----------                          -----------

Noninterest-earnings assets ........................      356,828                             273,914
                                                      -----------                         -----------
       Total Assets ...............................   $15,713,604                         $13,042,303
                                                      ===========                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Savings accounts ...............................   $   937,147        2,353   1.00     $   885,006         4,400    1.97
   Interest-bearing demand accounts ...............     2,198,166       11,536   2.08         412,888         2,706    2.60
   Money market accounts ..........................       624,892        1,498   0.95         607,543         2,988    1.95
   Time deposits ..................................     5,923,580       35,057   2.35       6,396,600        53,525    3.32
                                                      -----------  -----------            -----------   -----------
       Total interest-bearing deposits ............     9,683,785       50,444   2.07       8,302,037        63,619    3.04
   Borrowed funds .................................     4,121,739       41,552   4.00       2,956,522        36,815    4.94
                                                      -----------  -----------            -----------   -----------
     Total interest-bearing liabilities ...........    13,805,524       91,996   2.64      11,258,559       100,434    3.54
                                                      -----------  -----------            -----------   -----------

Noninterest-bearing liabilities:
   Noninterest-bearing deposits ...................       433,480                             392,180
   Other noninterest-bearing liabilities ..........       110,725                             103,141
                                                      -----------                         -----------
     Total noninterest-bearing liabilities ........       544,205                             495,321
                                                      -----------                         -----------

   Total liabilities ..............................    14,349,729                          11,753,880
   Stockholders' equity ...........................     1,363,875                           1,288,423
                                                      -----------                         -----------
     Total Liabilities and Stockholders' Equity ...   $15,713,604                         $13,042,303
                                                      ===========                         ===========

Net interest income/net interest rate spread (2) ....                $    94,689   2.22%                  $    99,904    2.74%
                                                                   ===========                          ===========

Net interest-earning assets/net interest
     margin (3) ...................................   $ 1,551,252                2.49%    $ 1,509,830                  3.16%
                                                      ===========                         ===========

Ratio of interest-earning assets to
   interest-bearing liabilities ...................                              1.11x                                 1.13x

-----------------------

(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3) Determined by dividing annualized net interest income by total average interest-earning assets.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q

                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------------
                                                                    2003                                 2002
                                                      ---------------------------------   -----------------------------------
                                                                                AVERAGE                               AVERAGE
                                                        AVERAGE                 YIELD/      AVERAGE                   YIELD/
                                                        BALANCE      INTEREST    COST       BALANCE       INTEREST     COST
                                                      -----------  -----------  -------   -----------   -----------   -------
                                                                               (DOLLARS IN THOUSANDS)
                                                                                     (UNAUDITED)
ASSETS:
Interest-earnings assets:
    First mortgage loans, net (1) .................   $ 6,706,822  $   304,477   6.05%    $ 6,295,605   $   330,922    7.01%
    Consumer and other loans ......................       127,423        6,296   6.59         142,045         7,693    7.22
    Federal funds sold ............................       199,275        1,602   1.07         140,885         1,756    1.67
    Mortgage-backed securities at amortized cost ..     6,063,186      206,233   4.54       5,330,562       231,138    5.78
    Federal Home Loan Bank of New York stock ......       153,315        4,399   3.83          94,948         2,787    3.91
    Investment securities at amortized cost .......     1,552,987       54,870   4.71         245,837        11,118    6.03
                                                      -----------  -----------            -----------   -----------
        Total interest-earning assets .............    14,803,008      577,877   5.21      12,249,882       585,414    6.37
                                                                   -----------                          -----------

Noninterest-earnings assets ........................      331,895                             250,322
                                                      -----------                         -----------
        Total Assets ..............................   $15,134,903                         $12,500,204
                                                      ===========                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
    Savings accounts ..............................   $   923,054        8,331   1.21     $   863,865        13,174    2.04
    Interest-bearing demand accounts ..............     1,756,908       29,745   2.26         226,131         3,848    2.28
    Money market accounts .........................       623,853        5,360   1.15         582,458         8,943    2.05
    Time deposits .................................     6,047,703      116,368   2.57       6,331,909       169,870    3.59
                                                      -----------  -----------            -----------   -----------
        Total interest-bearing deposits ...........     9,351,518      159,804   2.28       8,004,363       195,835    3.27
    Borrowed funds ................................     3,912,729      122,738   4.19       2,712,637       100,912    4.97
                                                      -----------  -----------            -----------   -----------
        Total interest-bearing liabilities ........    13,264,247      282,542   2.85      10,717,000       296,747    3.70
                                                      -----------  -----------            -----------   -----------

Noninterest-bearing liabilities:
    Noninterest-bearing deposits ..................       409,759                             388,495
    Other noninterest-bearing liabilities .........       113,179                             101,196
                                                      -----------                         -----------
        Total noninterest-bearing liabilities .....       522,938                             489,691
                                                      -----------                         -----------

    Total liabilities .............................    13,787,185                          11,206,691
    Stockholders' equity ..........................     1,347,718                           1,293,513
                                                      -----------                         -----------
      Total Liabilities and Stockholders' Equity ..   $15,134,903                         $12,500,204
                                                      ===========                         ===========

Net interest income/net interest rate spread (2) ...                $   295,335   2.36%                  $   288,667    2.67%
                                                                   ===========                          ===========

Net interest-earning assets/net interest
      margin (3) ..................................   $ 1,538,761                2.65%    $ 1,532,882                  3.13%
                                                      ===========                         ===========

Ratio of interest-earning assets to
    interest-bearing liabilities ..................                              1.12x                                 1.14x

---------------------------------

(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3) Determined by dividing annualized net interest income by total average interest-earning assets.

                           Hudson City Bancorp, Inc.
                                   Form 10-Q

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

GENERAL. Net income was $50.3 million for the three-month period ended September 30, 2003, an increase of $700,000, or 1.4%, compared with net income of $49.6 million for the three-month period ended September 30, 2002. Basic and diluted earnings per common share were $0.28 and $0.27, respectively, for the third quarter of 2003 compared with basic and diluted earnings per share of $0.27 and $0.26, respectively, for the third quarter of 2002. For the three-month period ended September 30, 2003 our annualized return on average stockholders' equity was 14.74% compared with 15.40% for the corresponding period in 2002. Our annualized return on average assets for the three-month period ended September 30, 2003 was 1.28% compared with 1.52% for the corresponding period in 2002. The decrease in these ratios was primarily due to the lower net interest margin due to the low interest rate environment. The decline in the annualized return on average assets also reflected our overall balance sheet growth.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income decreased $13.6 million, or 6.8%, to $186.7 million for the three-month period ended September 30, 2003 compared with $200.3 million for the three-month period ended September 30, 2002. The decrease in total interest and dividend income was primarily due a 142 basis point decrease in the annualized average yield on interest-earning assets to 4.86% for the three-month period ended September 30, 2003 from 6.28% for the three-month period ended September 30, 2002, reflecting yield declines to varying degrees in all asset categories.

The 124 basis point decrease in the annualized average yield on first mortgage loans reflected the large volume of loan originations, purchases and modifications during the low long-term interest rate environment of 2002 and the first nine months of 2003. The 136 basis point decrease in the annualized average yield on mortgage-backed securities reflected the significant turnover in the portfolio and the downward repricing of our adjustable-rate securities during the low interest rate environment of 2002 and the first nine months of 2003. If short-term market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits that are part of the terms of the securities, which have limited the extent our adjustable-rate securities may have adjusted in prior periods. The decrease in the annualized average yield on our mortgage-related assets also reflected the acceleration of the amortization of the net premium on these assets. The 174 basis point decrease in the annualized average yield on our investment securities reflected the large volume of purchases made during the low interest rate environment of 2003. The decrease in dividend income from FHLB stock, and the resulting low annualized weighted average yield, was due to the recent announcement by the FHLB that it was not paying its dividend. We do not anticipate reporting FHLB dividend income in the fourth quarter of 2003 due to this announcement.

The impact on interest and dividend income from the above decreases in the annualized weighted-average yield on our interest-earning assets was partially off-set by an increase in the average balance of total interest-earning assets of $2.59 billion, or 20.3%, to $15.36 billion for the three-month period ended September 30, 2003 compared with $12.77 billion for the corresponding period in 2002. This increase was due in part to a $217.8 million, or 3.3%, increase in the average balance of first mortgage loans, net to $6.74 billion for the three-month period ended September 30, 2003 compared with $6.52 billion for the corresponding period in 2002. The average balance of mortgage-backed securities increased $615.2 million, or 11.3%, to $6.07 billion for the third quarter of 2003 compared with $5.46 billion for the third quarter of 2002. The increase in interest-earning assets was also due to an increase in the average balance of investment securities of $1.68 billion to $2.04 billion for the third quarter of 2003 compared with

                           Hudson City Bancorp, Inc.
                                   Form 10-Q

$357.0 million for the corresponding quarter in 2002. The increase in the average balance of FHLB stock of $58.5 million reflected the increase in the amount of FHLB stock we are required to hold.

The growth in the average balance of investment securities reflected the investment of certain of the proceeds from the high level of prepayment activity on our mortgage-related assets into investment securities, and the decision to shorten the overall weighted-average life of our assets by investing in callable securities with initial call dates of three months to one year. The increase in the average balance of first mortgage loans and mortgage-backed securities reflected internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans as our primary growth strategy, while purchasing mortgage-backed securities to supplement loan originations and purchases, and assist in the management of interest rate risk.

INTEREST EXPENSE. Total interest expense, comprised of interest on deposits and interest on borrowed funds, decreased $8.4 million, or 8.4%, to $92.0 million for the three-month period ended September 30, 2003 from $100.4 million for the three-month period ended September 30, 2002, notwithstanding an overall increase in interest-bearing liabilities. Interest expense on borrowed funds increased $4.8 million, or 13.0%, to $41.6 million for the three-month period ended September 30, 2003 from $36.8 million for the corresponding period in 2002. Interest expense on deposits decreased $13.2 million, or 20.8%, to $50.4 million for the third quarter of 2003 from $63.6 million for the third quarter of 2002. The decrease in total interest expense reflected the impact of a 90 basis point decrease in the annualized average cost of total interest-bearing liabilities to 2.64% for the three-month period ended September 30, 2003 from 3.54% for the three-month period ended September 30, 2002. The impact of the decline in the annualized average cost of funds was offset, in part, by an increase in the average balance of total interest-bearing liabilities of $2.55 billion, or 22.6%, to $13.81 billion for the three-month period ended September 30, 2003 from $11.26 billion for the corresponding period in 2002.

The increase in interest expense on borrowed funds was primarily due to a $1.16 billion, or 39.2%, increase in the average balance of borrowed funds to $4.12 billion for the third quarter of 2003 from $2.96 billion for the third quarter of 2002. The impact on interest expense on borrowed funds due to the increase in the average balance of borrowed funds was offset, in part, by a 94 basis point decrease in the annualized average cost of borrowed funds to 4.00% for the third quarter of 2003 from 4.94% for the third quarter of 2002.

The increase in borrowed funds has been used to fund asset growth consistent with our capital management and growth strategies. The funds borrowed during the first nine months of 2003 had initial reprice dates of three months to two years from the date of borrowing. These short- and intermediate-term borrowed funds complement the $3.60 billion of previously existing long-term borrowings. The decrease in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2002 and the first nine months of 2003. The decrease in the annualized average cost of borrowed funds also reflected the restructuring of certain of our borrowed funds during the first nine months of 2003, which resulted in the extension of the weighted-average maturity and lowered the contract rates.

The $13.2 million decrease in interest expense on deposits was primarily due to a 97 basis point decrease in the annualized average cost of interest-bearing deposits to 2.07% for the three-month period ended September 30, 2003 from 3.04% for the corresponding period in 2002. The decrease in the annualized average cost of interest-bearing deposits reflected a 97 basis point decrease in the annualized average cost of our time deposits, a 97 basis point decrease in the annualized average cost of savings accounts, a 100

                           Hudson City Bancorp, Inc.
                                   Form 10-Q

basis point decrease in the annualized average cost of money market deposits, and a 52 basis point decrease in the annualized average cost of interest-bearing demand accounts. These decreases reflected the low interest rate environment experienced during 2002 and the first nine months of 2003. The impact on the average cost of interest-bearing liabilities due to possible further decreases in market interest rates may not be as favorable in future periods since short-term market rates are currently at historically low levels.

The impact on interest expense on deposits due to the decrease in the annualized average cost of interest-bearing deposits was offset, in part, by a $1.38 billion, or 16.6%, increase in the average balance of interest-bearing deposits to $9.68 billion for the three-month period ended September 30, 2003 from $8.30 billion for the three-month period ended September 30, 2002, primarily due to our offering of competitive rates on our deposit products. The average balance of interest-bearing demand accounts increased $1.79 billion to $2.20 billion for the third quarter of 2003 from $412.9 million for the corresponding period in 2002, primarily reflecting growth in our interest-bearing High Value Checking account. Although our time deposit rates are competitive, we believe the $473.0 million decrease in the average balance of time deposits primarily reflected transfers to our High Value Checking account.

NET INTEREST INCOME. Net interest income decreased $5.2 million, or 5.2% to $94.7 million for the three-month period ended September 30, 2003 compared with $99.9 million for the three-month period ended September 30, 2002. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, decreased 52 basis points to 2.22% for the third quarter of 2003 from 2.74% for the third quarter of 2002. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 67 basis points to 2.49% for the third quarter of 2003 from 3.16% for the third quarter of 2002.

These decreases reflected the larger decrease in the annualized yield on interest-earning assets compared with the decrease in the annualized cost of interest-bearing liabilities due to the continued decline in long-term market interest rates during 2002 and the first nine months of 2003 and the timing of the impact on earnings of the market rate changes. The decrease also reflected the increased amortization of the net premium on our mortgage loans and mortgage-backed securities due to the high level of prepayment activity on these mortgage-related assets.

PROVISION FOR LOAN LOSSES. Our provision for loan losses for the three-month periods ended September 30, 2003 and 2002 was $225,000. Net charge-offs were $77,000 for the first nine months of 2003 compared with net charge-offs of $5,000 for the first nine months of 2002. The allowance for loan losses increased $600,000, or 2.4%, to $26.1 million at September 30, 2003 from $25.5 million at December 31, 2002.

Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $2.4 million, or 11.9%, to $22.6 million at September 30, 2003 from $20.2 million at December 31, 2002. This increase was primarily reflected in our purchased conventional loan portfolio. The ratio of non-performing loans to total loans was 0.30% at September 30, 2003 compared with 0.29% at December 31, 2002. The ratio of the allowance for loan losses to total non-performing loans was 115.71% at September 30, 2003 compared with 126.27% at December 31, 2002. The ratio of the allowance for loan losses to total loans was 0.35% at September 30, 2003 compared with 0.37% at December 31, 2002.

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

NON-INTEREST INCOME. Total non-interest income increased $8.0 million to $9.4 million for the third quarter of 2003 from $1.4 million for the third quarter of 2002, primarily reflecting gains on securities transactions, net during that period. Service charges and other income, which generally consist of service charges and fees on deposit accounts, was $1.7 million for the third quarter of 2003 compared with $1.4 million for the third quarter of 2002.

The $7.8 million gain on securities transactions, net, in the third quarter of 2003, resulted from an opportunity to realize gains from the sale of certain mortgage-backed and investment securities prior to an interest rate change which would have had an adverse impact on their fair market value, as interest rates have since increased. The gain also reflected the disposition of certain of our held to maturity mortgage-backed securities whose amortized principal was less than fifteen percent of the purchased principal, as allowed under SFAS No. 115. The cash flow of $444.6 million from the sale of the securities was generally reinvested in fixed-rate investment securities.

NON-INTEREST EXPENSE. Total non-interest expense increased $2.6 million, or 11.3%, to $25.6 million for the three-month period ended September 30, 2003 from $23.0 million for the three-month period ended September 30, 2002. The increase was primarily due to an increase in compensation and employee benefits of $3.3 million, or 23.1%, to $17.6 million for the third quarter of 2003 from $14.3 million for the third quarter of 2002. The increase in compensation and employee benefits reflected routine salary increases, increases in stock-related compensation expense and increases in pension expense. The increases in our stock-related compensation expense are due to increases in the average market price of our common stock.

Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income was 24.60% for the three-month period ended September 30, 2003 compared with 22.68% for the corresponding period in 2002. The increase in this ratio primarily reflects the decrease in our net interest income. Our ratio of annualized non-interest expense to total average assets for the third quarter of 2003 was 0.65% compared with 0.70% for the third quarter of 2002.

INCOME TAXES. Income tax expense decreased $500,000, or 1.8%, to $28.0 million for the third quarter of 2003 from $28.5 million for the third quarter of 2002. This decrease reflected the additional income tax expense in the third quarter of 2002 due to changes to the New Jersey corporate business tax code passed in July 2002 and made retroactive to January 2002, and the resulting catch-up of tax expense for the first six months of 2002. Our effective tax rate for the third quarter of 2003 was 35.79% compared with 36.45% for the third quarter of 2002.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

GENERAL. Net income was $155.0 million for the nine-month period ended September 30, 2003, an increase of $13.6 million, or 9.6%, compared with net income of $141.4 million for the nine-month period ended September 30, 2002. Basic and diluted earnings per common share were $0.85 and $0.83, respectively, for the first nine months of 2003 compared with basic and diluted earnings per share of $0.76 and $0.74, respectively, for the first nine months of 2002. For the nine-month period ended September 30, 2003 our annualized return on average stockholders' equity was 15.34% compared with 14.57% for the corresponding period in 2002. The increase in the return on average stockholders' equity was primarily due to the growth of our net income and a slower percentage growth in stockholders' equity as compared to the percentage growth in assets due to payment of cash dividends and stock repurchases. Our annualized return on average assets for the nine-month period ended September 30, 2003 was 1.37% compared with 1.51% for the corresponding period in 2002. The decrease in the return on average assets was primarily due to the lower net interest margin due to the low interest rate environment. The decline in the annualized return on average assets also reflected our overall balance sheet growth.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income decreased $7.5 million, or 1.3%, to $577.9 million for the nine-month period ended September 30, 2003 compared with $585.4 million for the nine-month period ended September 30, 2002. The decrease in total interest and dividend income was primarily due to a 116 basis point decrease in the annualized average yield on interest-earning assets to 5.21% for the nine-month period ended September 30, 2003 from 6.37% for the nine-month period ended September 30, 2002, reflecting yield declines to varying degrees in all asset categories.

The 96 basis point decrease in the annualized average yield on first mortgage loans reflected the large volume of loan originations, purchases and modifications during the low long-term interest rate environment of 2002 and the first nine months of 2003. The 124 basis point decrease in the annualized average yield on mortgage-backed securities reflected the significant turnover in the portfolio and the downward repricing of our adjustable-rate securities during the low interest rate environment of 2002 and the first nine months of 2003. If short-term market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits that are part of the terms of the securities, which have limited the extent our adjustable-rate securities may have adjusted in prior periods. The decrease in the annualized average yield on our mortgage-related assets also reflected the acceleration of the amortization of the net premium on these assets. The 132 basis point decrease in the annualized average yield on our investment securities reflected the large volume of purchases made during the low interest rate environment of 2003.

The impact on interest and dividend income from the above decreases in the annualized weighted-average yield on our interest-earning assets was partially off-set by an increase in the average balance of total interest-earning assets of $2.55 billion, or 20.8%, to $14.80 billion for the nine-month period ended September 30, 2003 compared with $12.25 billion for the corresponding period in 2002. This increase was due in part to a $411.2 million, or 6.5%, increase in the average balance of first mortgage loans, net to $6.71 billion for the nine-month period ended September 30, 2003 compared with $6.30 billion for the corresponding period in 2002. The average balance of mortgage-backed securities increased $732.6 million, or 13.7%, to $6.06 billion for the first nine months of 2003 compared with $5.33 billion for the first nine months of 2002. The increase in interest-earning assets was also due to an increase in the average balance of investment securities of $1.31 billion to $1.55 billion for the first nine months of 2003 compared with $245.8 million for the corresponding quarter in 2002. The increase in the average balance

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

of FHLB stock of $58.4 million reflected the increase in the amount of FHLB stock we are required to hold.

The growth in the average balance of investment securities reflected the investment of certain of the proceeds from the high level of prepayment activity on our mortgage-related assets into investment securities, and the decision to shorten the overall weighted-average life of our assets by investing in callable securities with initial call dates of three months to one year. The increase in the average balance of first mortgage loans and mortgage-backed securities reflected internal growth that was consistent with our capital management strategy to originate and purchase first mortgage loans as our primary growth strategy, while purchasing mortgage-backed securities to supplement loan originations and purchases, and assist in the management of interest rate risk.

INTEREST EXPENSE. Total interest expense, comprised of interest on deposits and interest on borrowed funds, decreased $14.2 million, or 4.8%, to $282.5 million for the nine-month period ended September 30, 2003 from $296.7 million for the nine-month period ended September 30, 2002, notwithstanding an overall increase in average interest-bearing liabilities. Interest expense on borrowed funds increased $21.8 million, or 21.6%, to $122.7 million for the nine-month period ended September 30, 2003 from $100.9 million for the corresponding period in 2002. Interest expense on deposits decreased $36.0 million, or 18.4%, to $159.8 million for the first nine months of 2003 from $195.8 million for the first nine months of 2002. The decrease in total interest expense reflected the impact of an 85 basis point decrease in the annualized average cost of total interest-bearing liabilities to 2.85% for the nine-month period ended September 30, 2003 from 3.70% for the nine-month period ended September 30, 2002. The impact of the decline in the annualized average cost of funds was offset, in part, by an increase in the average balance of total interest-bearing liabilities of $2.54 billion, or 23.7%, to $13.26 billion for the nine-month period ended September 30, 2003 from $10.72 billion for the corresponding period in 2002.

The increase in interest expense on borrowed funds was primarily due to a $1.20 billion, or 44.3%, increase in the average balance of borrowed funds to $3.91 billion for the first nine months of 2003 from $2.71 billion for the first nine months of 2002. The impact on interest expense on borrowed funds due to the increase in the average balance of borrowed funds was offset, in part, by a 78 basis point decrease in the annualized average cost of borrowed funds to 4.19% for the first nine months of 2003 from 4.97% for the first nine months 2002.

The increase in borrowed funds has been used to fund asset growth consistent with our capital management and growth strategies. The funds borrowed during the first nine months of 2003 had initial reprice dates of three months to two years from the date of borrowing. These short- and intermediate-term borrowed funds complement the $3.60 billion of previously existing long-term borrowings. The decrease in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2002 and the first nine months of 2003. The decrease in the annualized average cost of borrowed funds also reflected the restructuring of certain of our borrowed funds during the first nine months of 2003, which resulted in the extension of the weighted-average maturity and lowered the contract rates.

The $36.0 million decrease in interest expense on deposits was primarily due to a 99 basis point decrease in the annualized average cost of interest-bearing deposits to 2.28% for the nine-month period ended September 30, 2003 from 3.27% for the corresponding period in 2002. The decrease in the annualized average cost of interest-bearing deposits reflected a 102 basis point decrease in the annualized average cost of our time deposits, an 83 basis point decrease in the annualized average cost of savings accounts,

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

and a 90 basis point decrease in the annualized average cost of money market deposits. These decreases in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2002 and the first nine months of 2003. The impact on the average cost of interest-bearing liabilities due to possible further decreases in market interest rates may not be as favorable in future periods as short-term market rates are currently at historically low levels.

The impact on interest expense on deposits due to the decrease in the annualized average cost of interest-bearing deposits was offset, in part, by a $1.35 billion, or 16.9%, increase in the average balance of interest-bearing deposits to $9.35 billion for the nine-month period ended September 30, 2003 from $8.00 billion for the nine-month period ended September 30, 2002, primarily due to our consistent offering of competitive rates on our deposit products. The average balance of interest-bearing demand accounts increased $1.53 billion to $1.76 billion for the first nine months of 2003 primarily reflecting growth in our interest-bearing High Value Checking account. Although our time deposit rates are competitive, we believe the decrease of $284.2 million, or 4.5%, in the average balance of time deposits was primarily due to transfers to our High Value Checking account.

NET INTEREST INCOME. Net interest income increased $6.6 million, or 2.3%, to $295.3 million for the nine-month period ended September 30, 2003 compared with $288.7 million for the nine-month period ended September 30, 2002. This increase primarily reflected our planned balance sheet growth, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, decreased 31 basis points to 2.36% for the first nine months of 2003 from 2.67% for the first nine months of 2002. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 48 basis points to 2.65% for the first nine months of 2003 from 3.13% for the first nine months of 2002.

These decreases reflected the larger decrease in our annualized yield on interest-earning assets compared with the decrease in the annualized cost of interest-bearing liabilities due to the continued decline in long-term market interest rates during 2002 and the first nine months of 2003 and the timing of the impact on earnings of the market rate changes. The decrease also reflected the increased amortization of the net premium on our mortgage loans and mortgage-backed securities due to the high level of prepayment activity on these mortgage-related assets.

PROVISION FOR LOAN LOSSES. Our provision for loan losses for the nine-month period ended September 30, 2003 was $675,000, a decrease of $600,000, or 46.2%, compared with $1.3 million for the nine-month period ended September 30, 2002. The decrease in the provision reflected our low charge-off history given the relative stability of the housing market.

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

NON-INTEREST INCOME. Total non-interest income increased $21.0 million to $24.8 million for the first nine months of 2003 from $3.8 million for the first nine months of 2002, primarily reflecting gains on securities transactions, net during that period. Service charges and other income, which generally consist

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

of service charges and fees on deposit accounts, were $4.3 million for the first nine months of 2003 compared with $3.8 million for the corresponding period in 2002.

The $20.5 million gain on securities transactions, net, in the first nine months of 2003, resulted from an opportunity to realize gains from the sale of certain available for sale mortgage-backed and investment securities prior to an interest rate change which would have had an adverse impact on their fair market value, as interest rates have since increased. The gain also reflected the disposition of certain of our held to maturity mortgage-backed securities whose amortized principal was less than fifteen percent of the purchased principal, as allowed under SFAS No. 115. The cash flow of $1.05 billion from the sale of the securities was reinvested in fixed-rate investment securities.

NON-INTEREST EXPENSE. Total non-interest expense increased $5.8 million, or 8.3%, to $76.0 million for the nine-month period ended September 30, 2003 from $70.2 million for the nine-month period ended September 30, 2002. The increase was primarily due to an increase in compensation and employee benefits of $5.3 million, or 11.6%, to $50.8 million for the first nine months of 2003 from $45.5 million for the first nine months of 2002. The increase in compensation and employee benefits reflected routine salary increases, increases in stock-related compensation expense and increases in pension expense. The increases in our stock-related compensation expense are due to increases in the average market price of our common stock.

Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income was 23.75% for the nine-month period ended September 30, 2003 compared with 24.00% for the corresponding period in 2002. Our ratio of annualized non-interest expense to average total assets for the first nine months of 2003 was 0.67% compared with 0.75% for the first nine months of 2002.

INCOME TAXES. Income tax expense increased $8.8 million, or 11.1%, to $88.4 million for the first nine months of 2003 from $79.6 million for the first nine months of 2002, primarily due to the $22.5 million, or 10.2%, increase in income before income tax expense. Our effective tax rate for the first nine months of 2003 was 36.33% compared with 36.02% for the first nine months of 2002.

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

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

becomes increasingly dependent on the strength of our residential real estate market, home purchase and new construction activity.

Principal repayments on loans were $3.15 billion during the nine-month period ended September 30, 2003 compared with $1.59 billion for nine-month period ended September 30, 2002. Principal payments received on mortgage-backed securities totaled $3.31 billion during the first nine months of 2003 compared to $1.43 billion during the first nine months of 2002. The increase in payments on loans and mortgage-backed securities reflected the low market interest rate environment during 2002 and the first nine months of 2003, which caused an increase in prepayment activity. Maturities and calls of investment securities totaled $1.25 billion during the first nine months of 2003 compared with maturities and calls of $124.5 million during the first nine months of 2002. The higher amount of calls during 2003 was due to the continuing declining interest rate environment experienced during the first nine months of 2003 and the larger balance of callable investment securities held at the beginning of 2003 compared with the amount of callable investment securities held at the beginning of 2002.

Total deposits increased $1.11 billion during the first nine months of 2003 compared with an increase of $907.6 million during the first nine months of 2002. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account. Time deposit accounts scheduled to mature within one year were $4.69 billion at September 30, 2003. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Hudson City Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

For the nine-month periods ended September 30, 2003 and 2002 we borrowed $850.0 million. Principal payments on borrowed funds during the first nine months of 2003 were $250.0 million. There were no principal payments on borrowed funds during the first nine months of 2002. The funds borrowed during the first nine months of 2003 had initial call dates of three months to two years from the date of borrowing. These short- and intermediate-term borrowed funds complement the $3.60 billion of previously existing long-term borrowings. At September 30, 2003, there were $50.0 million of borrowed funds scheduled to mature within one year.

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $1.86 billion during the first nine months of 2003 compared with $1.39 billion during the first nine months of 2002. We purchased total loans of $1.79 billion during the first nine months of 2003 compared with $955.3 million during the first nine months of 2002. The increase in loan originations and purchases reflected the investment of the proceeds from the accelerated prepayment activity during the first nine months of 2003, due to the low interest rate environment. The increase also reflected the growth strategies we have employed during recent periods.

Purchases of mortgage-backed securities during the first nine months of 2003 were $4.01 billion compared with $1.96 billion during the first nine months of 2002. Of the mortgage-backed securities purchased in the first nine months of 2003, $1.58 billion were real estate mortgage investment conduits ("REMIC"). The REMIC purchases in the first nine months of 2003 had fixed interest rates and generally had shorter average lives compared with alternate mortgage-backed security investments available at the

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

time of purchase. Of the mortgage-backed securities purchased in the first nine months of 2003, $995.2 million were classified as available for sale. Of these available for sale purchases, $878.8 million had fixed interest rates. The increase in purchases of mortgage-backed securities was related to the increase in prepayment activity due to the low market interest rate environment experienced during 2002 and the first nine months of 2003.

During the first nine months of 2003 we purchased $2.94 billion of investment securities compared with purchases of $498.8 million during the first nine months of 2002. These purchases were made with cash flows from payments on our mortgage-related assets to shorten the overall weighted-average life of our assets. As part of the membership requirements of the FHLB, we are required to purchase a certain dollar amount of FHLB common stock. During the first nine months of 2003, we purchased $30.0 million of FHLB common stock compared with purchases of $26.4 million during the first nine months of 2002. The purchases during the first nine months of 2003 bring our total investment in FHLB stock to $167.5 million, the amount we are currently required to hold.

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first nine months of 2003, we purchased 2,091,400 shares of our common stock at an aggregate cost of $46.4 million. During the first quarter of 2003, the Board of Directors approved our fifth stock repurchase program. This program authorized the repurchase of up to 9,525,000 shares of common stock. At September 30, 2003, there were 9,242,396 shares remaining to be repurchased under the existing stock repurchase program.

At September 30, 2003, Hudson City Savings had outstanding loan commitments to borrowers of approximately $301.4 million, commitments to purchase loans of approximately $1.19 billion, commitments to purchase mortgage-backed securities of $153.6 million and available home equity and overdraft lines of credit of approximately $87.9 million. We anticipate we will have sufficient funds available to meet our current commitments in the normal course of business.

Cash dividends declared and paid during the first nine months of 2003 were $71.0 million compared with $48.0 million during the first nine months of 2002. The dividend pay-out ratio for the first nine months of 2003 was 43.53% compared with 32.24% for the first nine months of 2002. On October 16, 2003, the Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per common share. The dividend is payable on December 1, 2003 to stockholders of record at the close of business on November 7, 2003.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

At September 30, 2003, we exceeded each of the applicable regulatory capital requirements of the Federal Reserve Bank and the Federal Deposit Insurance Corporation. The following table presents the regulatory ratios of Hudson City Savings Bank and Hudson City Bancorp.

                                                                      REGULATORY REQUIREMENTS
                                                        --------------------------------------------------
                                   ACTUAL AT                MINIMUM CAPITAL           CLASSIFICATION AS
                               SEPTEMBER 30, 2003              ADEQUACY               WELL-CAPITALIZED
                            ------------------------    ------------------------   -----------------------
                              AMOUNT           RATIO      AMOUNT           RATIO     AMOUNT          RATIO
                            -----------        -----    ----------         -----   ----------        -----
                                                         (DOLLARS IN THOUSANDS)
Bank
Leverage (Tier 1)
       Capital .........    $ 1,219,141         7.77%   $  627,603         4.00%   $  784,504         5.00%
Risk-based capital:
       Tier 1 ..........      1,219,141        22.64       215,367         4.00       323,050         6.00
       Total ...........      1,245,240        23.13       430,734         8.00       538,417        10.00

Bancorp
Leverage (Tier 1)
       Capital .........    $ 1,351,811         8.62%   $  627,653         4.00%   $  784,567         5.00%
Risk-based capital:
       Tier 1 ..........      1,351,811        25.11       215,370         4.00       323,056         6.00
       Total ...........      1,377,910        25.59       430,741         8.00       538,426        10.00

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

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we had a loan concentration in residential first mortgage loans at September 30, 2003, the majority of which are secured by real property located in New Jersey.

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

GENERAL. As a financial institution, our primary component of market risk is interest rate volatility. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, substantially located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2003 and did not have any such hedging transactions in place at September 30, 2003. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

INTEREST RATE RISK COMPLIANCE. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2002. The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2003. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. We believe the 150 and 200 basis point decrease scenarios are not meaningful given the prevailing low market interest rate environment and accordingly they are not presented in the table.

                                                                       PRESENT VALUE OF EQUITY
                                                                        AS PERCENT OF PRESENT
                             PRESENT VALUE OF EQUITY                       VALUE OF ASSETS
                  -----------------------------------------------     --------------------------
  CHANGE IN          DOLLAR            DOLLAR             PERCENT       PRESENT          PERCENT
INTEREST RATES       AMOUNT            CHANGE              CHANGE     VALUE RATIO         CHANGE
--------------    -----------        ----------           -------     -----------        -------
(BASIS POINTS)                 (DOLLARS IN THOUSANDS)
          200     $   804,592        $ (923,040)          (53.43)%       5.54%           (48.56)%
          150       1,076,660          (650,972)          (37.68)        7.21            (33.05)
          100       1,350,452          (377,180)          (21.83)        8.82            (18.11)
           50       1,581,287          (146,345)           (8.47)       10.07             (6.50)
            0       1,727,632                 -                -        10.77                 -
          (50)      1,713,743           (13,889)           (0.80)       10.57             (1.86)
         (100)      1,594,789          (132,843)           (7.69)        9.78             (9.19)


The percent change in the present value of equity in the 200 basis point increase scenario was negative 53.43% at September 30, 2003 compared with negative 20.93% at December 31, 2002. This increase in the negative percent change in the present value of equity, and the overall decrease in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios was primarily due to the growth of our fixed-rate mortgage loans, the growth of our fixed-rate securities, and the fixed-rate callable borrowings made in this current low market interest rate environment. The percent change in the present value of equity in the 100 basis point decrease was negative 7.69% at September 30, 2003 compared with negative 12.64% at December 31, 2002. The overall decrease in the present value of equity and the percent change in the present value of equity in the decreasing rate scenarios was primarily due to the amount of our long-term fixed rate borrowed funds. Our current policy sets a maximum percent change in the present value of equity at 55% from the current, or zero basis point scenario, present value of equity, given an instantaneous and parallel increase or decrease of 200 basis points.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

GAP ANALYSIS. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2003, which we anticipate to reprice or mature in each of the future time periods shown. The prepayment speeds on our mortgage loans and mortgage-backed securities, and the decay rates applied to our non-maturity deposits, except our savings accounts and High Value Checking accounts, are the same as those reported in our Annual Report on Form 10-K for the year ended December 31, 2002. The decay rate on our savings accounts was adjusted as follows: 2.5% in less than six months, 2.5% in six months to one year, 5% in one year to two years, 5% in two years to three years, 10% in three years to five years, and 75% in over five years. The decay rate on our High Value Checking accounts was adjusted as follows: 2.5% in less than six months, 2.5% in six months to one year, 25% in one year to two years, 30% in two years to three years, 20% in three years to five years, and 20% in over five years. The adjustments in these decay rates reflected the current experience of growth in our savings and High Value Checking accounts. Also, the adjustment in the High Value Checking decay rate conforms it to the decay rate we use on other interest-bearing demand accounts. At September 30, 2003, we have reported no callable bonds or callable borrowings at their call date. We have excluded non-accrual loans of $5,411,000 from the table.

The cumulative one-year gap as a percent of total assets was negative 0.71% at September 30, 2003 compared with negative 0.11% at December 31, 2002. Had the adjusted decay rates been applied to our December 31, 2002 gap analysis, the cumulative one-year gap as a percent of total assets would have been positive 1.22%. This increase in the negative cumulative one-year gap primarily reflected the reporting, at their maturity date, of the growth of our callable investment securities.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                                                        AT SEPTEMBER 30, 2003
                                                 --------------------------------------------------------------------
                                                                                                     MORE THAN
                                                                  MORE THAN       MORE THAN          TWO YEARS
                                                  SIX MONTHS     SIX MONTHS      ONE YEAR TO         TO THREE
                                                   OR LESS       TO ONE YEAR      TWO YEARS            YEARS
                                                 -----------     -----------     -----------    ---------------------
                                                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
   First mortgage loans ....................     $ 1,144,062     $ 1,161,864     $ 1,518,205        $ 1,070,056
   Consumer and other loans ................          28,390             567           1,530              2,302
   Federal funds sold ......................          45,500               -               -                  -
   Mortgage-backed securities ..............       1,216,506       1,279,219         989,478            692,626
   FHLB stock ..............................         167,500               -               -                  -
   Investment securities ...................          10,567               -             195                  -
                                                 -----------     -----------     -----------        -----------
      Total interest-earning assets ........       2,612,525       2,441,650       2,509,408          1,764,984
                                                 -----------     -----------     -----------        -----------
Interest-bearing liabilities:
   Savings accounts ........................          28,983          23,830          46,716             46,716
   Interest-bearing demand accounts ........          59,728          59,728         597,286            716,743
   Money market accounts ...................         127,912         127,912         156,828            163,256
   Time deposits ...........................       3,089,573       1,599,119         848,304            126,078
   Borrowed funds ..........................               -          50,000               -            450,000
                                                 -----------     -----------     -----------        -----------
      Total interest-bearing liabilities ...       3,306,196       1,860,589       1,649,134          1,502,793
                                                 -----------     -----------     -----------        -----------

Interest rate sensitivity gap ..............     $  (693,671)    $   581,061     $   860,274        $   262,191
                                                 ===========     ===========     ===========        ===========

Cumulative interest rate sensitivity
   Gap .....................................     $  (693,671)    $  (112,610)    $   747,664        $ 1,009,855
                                                 ===========     ===========     ===========        ===========

Cumulative interest rate sensitivity gap
   as a percent of total assets ............           (4.36)%         (0.71)%          4.70%              6.35%

Cumulative interest-earning assets
   as a percent of interest-bearing
   liabilities .............................           79.02%          97.82%         110.97%            112.14%

                                                         AT SEPTEMBER 30, 2003
                                                 -----------------------------------------
                                                  MORE THAN
                                                 THREE YEARS
                                                   TO FIVE       MORE THAN
                                                    YEARS        FIVE YEARS       TOTAL
                                                 -----------    -----------    -----------

Interest-earning assets:
   First mortgage loans ....................     $   862,081    $ 1,573,279    $ 7,329,547
   Consumer and other loans ................          17,215         82,488        132,492
   Federal funds sold ......................               -              -         45,500
   Mortgage-backed securities ..............         496,164      1,118,307      5,792,300
   FHLB stock ..............................               -              -        167,500
   Investment securities ...................             106      2,180,869      2,191,737
                                                 -----------    -----------    -----------
      Total interest-earning assets ........       1,375,566      4,954,943     15,659,076
                                                 -----------    -----------    -----------

Interest-bearing liabilities:
   Savings accounts ........................          93,432        700,739        940,416
   Interest-bearing demand accounts ........         477,829        477,830      2,389,144
   Money market accounts ...................          25,703         25,704        627,315
   Time deposits ...........................         167,043              -      5,830,117
   Borrowed funds ..........................          50,000      3,650,000      4,200,000
                                                 -----------    -----------    -----------
      Total interest-bearing liabilities ...         814,007      4,854,273     13,986,992
                                                 -----------    -----------    -----------

Interest rate sensitivity gap ..............     $   561,559    $   100,670    $ 1,672,084
                                                 ===========    ===========    ===========
Cumulative interest rate sensitivity
   Gap .....................................     $ 1,571,414    $ 1,672,084
                                                 ===========    ===========

Cumulative interest rate sensitivity gap
   as a percent of total assets ............            9.88%         10.52%

Cumulative interest-earning assets
   as a percent of interest-bearing
   liabilities .............................          117.21%        111.95%

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

ITEM 4. - CONTROLS AND PROCEDURES

Ronald E. Hermance, Jr., our President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2003. Based upon their evaluation, they each found that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended September 30, 2003 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

ITEM 5. - OTHER INFORMATION

Not applicable.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number                            Exhibit
--------------    --------------------------------------------------------------
     31.1         Certifications of Chief Executive Officer

     31.2         Certifications of Chief Financial Officer

     32.1         Written Statement of Chief Executive Officer and Chief
                  Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

-------------------
*   Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of
    Section 18 of the Exchange Act or otherwise subject to the liability of that section.

(b) Hudson City Bancorp, Inc. filed one Current Report on Form 8-K during the quarter ended September 30, 2003 detailed as follows.

         1. On July 15, 2003, a Form 8-K was filed following the issuance of a press release announcing second quarter financial results for the period ended June 30, 2003. A copy of the press release was filed as an exhibit.

                            Hudson City Bancorp, Inc.
                                    Form 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hudson City Bancorp, Inc.

Date: November 10, 2003        By: /s/ Ronald E. Hermance, Jr.
                                  ---------------------------------------
                                    Ronald E. Hermance, Jr.
                                    President and Chief Executive Officer
                                    (principal executive officer)

Date: November 10, 2003        By: /s/ Denis J. Salamone
                                   ---------------------------------------------
                                    Denis J. Salamone
                                    Senior Executive Vice President and
                                    Chief Operating Officer
                                    (principal financial and accounting officer)