Form 10-K
period 2003-12-31
HUDSON CITY BANCORP INC
filed 2004-03-15
CIK 921847

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2003

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________________ to _________________

Commission File Number: 0-26001

Hudson City Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3640393

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

West 80 Century Road
Paramus, New Jersey	07652

(Address of Principal Executive Offices)	(Zip Code)

(201)967-1900

(Registrant’s telephone number, including area code)

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

Yes ☒             No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.

Yes ☐             No ☒

     As of February 26, 2004, the registrant had 231,276,600 shares of common stock, $0.01 par value, issued and 189,607,711 shares outstanding. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant’s mutual holding company, and 67,031,111 shares were held by the public and directors, officers and employees of the registrant. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was $1,382,445,000. This figure was based on the closing price by the Nasdaq National Market for a share of the registrant’s common stock, which was $25.50 as reported in the Wall Street Journal on July 1, 2003.

     Documents Incorporated by Reference: Portions of the definitive Proxy Statement dated April 21, 2004 in connection with the Annual Meeting of Stockholders to be held on May 21, 2004 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about April 21, 2004, are incorporated by reference into Part III.

Hudson City Bancorp, Inc.
2003 Annual Report on Form 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in economic and market conditions, changes in legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Hudson City Bancorp’s interest rate spread or other income anticipated from operations and investments. As used in this Form 10-K, “we” and “us” and “our” refer to Hudson City Bancorp, Inc. and its consolidated subsidiary, Hudson City Savings Bank, depending on the context.

PART I

Item 1. Business.

Hudson City Bancorp is a Delaware corporation organized in 1999 and serves as the holding company of its only subsidiary, Hudson City Savings. A majority of the outstanding shares of Hudson City Bancorp’s common stock are owned by Hudson City, MHC. Hudson City Bancorp’s executive offices are located at West 80 Century Road, Paramus, New Jersey 07652 and our telephone number is (201) 967-1900.

In 1999, Hudson City Savings converted and reorganized from a New Jersey chartered mutual savings bank into a two-tiered mutual savings bank holding company structure and became a wholly-owned subsidiary of Hudson City Bancorp. Hudson City Bancorp sold 47% of the then outstanding shares of its common stock to the public at $10.00 per share and received net proceeds of $527.6 million. Hudson City Bancorp contributed 50% of the net proceeds from the initial public offering to Hudson City Savings. Hudson City Bancorp issued 53% of the then outstanding shares of its common stock to Hudson City, MHC. At December 31, 2003, as a result of stock repurchases, Hudson City, MHC owned 64.57% of Hudson City Bancorp.

As part of our reorganization in structure, Hudson City Savings organized Hudson City, MHC as a bank holding company whose principal assets are the shares of common stock of Hudson City Bancorp it received in the reorganization and the cash dividends it receives on the shares of Hudson City Bancorp common stock it owns. Hudson City, MHC does not engage in any business activity other than its investment in a majority of the common stock of Hudson City Bancorp and the management of any cash dividends received from Hudson City Bancorp. Federal and state law and regulations require that as long as Hudson City, MHC is in existence it must own a majority of Hudson City Bancorp’s common stock.

In the fourth quarter of 2003, Hudson City Savings applied for and was granted approval to convert from a New Jersey chartered savings bank to a federally chartered savings bank. The conversion to a federal charter was effective January 1, 2004. Under this new charter, Hudson City Savings, Hudson City Bancorp and Hudson City, MHC will be subject to supervision and examination by the Office of Thrift Supervision (“OTS.”) Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC.”)

Hudson City Savings is a federally chartered stock savings bank, which has served the customers of New Jersey since 1868. We are a community and customer-oriented retail savings bank offering traditional deposit products, residential real estate mortgage loans and consumer loans. In addition, we purchase mortgages, mortgage-backed securities, securities issued by the U.S. government and agencies and other investments permitted by applicable laws and regulations. Except for community-related investments, we have not recently originated or invested in commercial real estate loans, loans secured by multi-family residences or commercial/industrial business loans, although we have the legal authority to make such loans. We retain substantially all of the loans we originate.

Hudson City Savings’ revenues are derived principally from interest on our mortgage loans and mortgage-backed securities and interest and dividends on our investment securities. Our primary sources of funds are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. We are the largest savings bank by asset size headquartered in New Jersey.

Available Information

Hudson City Bancorp, Inc.’s periodic and current reports, and any amendments thereto, are made available free of charge on our website, www.hcbk.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Such reports are also available on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Market Area

We conduct our operations out of our executive office in Paramus, Bergen County, New Jersey, and 81 branches located in 14 counties throughout the State of New Jersey: Atlantic, Bergen, Burlington, Camden, Essex, Gloucester, Hudson, Middlesex, Monmouth, Morris, Ocean, Passaic, Union and Warren. We operate in three primary markets: northern New Jersey, the New Jersey shore, and southwestern New Jersey in the suburbs of Philadelphia. Overall, the counties in which we operate reflect approximately 80% of the entire population of New Jersey, providing us with access to a large base of potential customers. We intend to increase market area by opening new branch offices, and have filed for and received regulatory approval for the opening of four offices, including one office in Suffolk County, New York, which area has similar demographic and economic characteristics to the markets we currently serve. The conversion to a federal charter gives us greater flexibility to expand our branch network into markets outside New Jersey.

Our market areas provide distinct differences in demographics and economic characteristics. The northern New Jersey market (including Bergen, Essex, Hudson, Middlesex, Morris, Passaic, Union and Warren Counties) represents the greatest concentration of population, deposits and income in the State. The combination of these counties represents more than half of the entire New Jersey population and more than half of New Jersey households. The northern New Jersey market also represents the greatest concentration of Hudson City Savings retail operations – both lending and deposit gathering – and based on its high level of economic activity, we believe that the northern New Jersey market provides significant opportunities for future growth. The New Jersey shore market (including Atlantic, Monmouth and Ocean counties) represents a strong concentration of population and income, and is an increasingly popular resort and retirement economy – providing healthy opportunities for deposit growth and residential lending. The southwestern New Jersey market (including Burlington, Camden and Gloucester counties) consists of communities adjacent to the Philadelphia metropolitan area and represents the smallest concentration of deposits for Hudson City Savings.

Our future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment within and around the State of New Jersey. We expect to continue to grow through internal expansion primarily through the origination and purchase of mortgage loans, while purchasing mortgage-backed securities and investment securities as a supplement to our mortgage loans. We believe that we have developed lending products and marketing strategies to address the diverse credit-related needs of the residents in our market area. We intend the primary funding for our growth to be customer deposits, using borrowed funds to supplement our deposit initiatives as a funding source. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices.

Competition

We face intense competition both in making loans and attracting deposits. New Jersey has a high concentration of financial institutions, many of which are branches of large money center and regional banks which have resulted from the consolidation of the banking industry in New Jersey and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide such as trust services or investment services. Customers who seek “one stop shopping” may be drawn to these institutions.

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

Lending Activities

Loan Portfolio Composition. Our loan portfolio primarily consists of one- to four-family residential first mortgage loans. To a lesser degree, the loan portfolio includes consumer and other loans, which primarily consist of fixed-rate second mortgage loans and home equity credit lines. We have not originated commercial real estate loans or loans secured by multi-family residences since the early 1980’s and we do not originate construction loans. We stopped originating commercial/industrial business loans in 1993, although we have the legal authority to make such loans. From time to time, we purchase participation interests in multi-family and commercial first mortgage loans, and commercial loans through community-based organizations. These loans amounted to $2.8 million at December 31, 2003.

At December 31, 2003, we had total loans of $8.80 billion, of which $8.67 billion, or 98.5%, were first mortgage loans. Of residential mortgage loans outstanding at that date, 90.9% were fixed-rate mortgage loans and 9.1% were variable-rate, or ARM, loans. At December 31, 2003, consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $134.3 million, or 1.5%, of total loans. We also offer guaranteed student loans through the Student Loan Marketing Association, commonly known as SallieMae, “Loan Referral Program.”

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
					(Dollars in thousands)
First mortgage loans:
One- to four-family	$8,567,442	97.32%	$6,708,806	96.25%	$5,664,973	94.93%	$4,607,891	94.56%	$4,126,153	95.82%
FHA/VA	98,502	1.12	131,209	1.88	151,203	2.53	112,937	2.32	66,150	1.54
Multi-family and commercial	2,843	0.03	2,668	0.04	2,548	0.04	2,380	0.05	2,131	0.05

Total first mortgage loans	8,668,787	98.47	6,842,683	98.17	5,818,724	97.50	4,723,208	96.93	4,194,434	97.41

Consumer and other loans:
Fixed-rate second mortgages	105,361	1.20	93,691	1.34	115,244	1.93	118,319	2.43	82,913	1.93
Home equity credit lines	28,217	0.32	33,543	0.48	32,715	0.55	29,119	0.60	26,321	0.61
Other	701	0.01	983	0.01	1,488	0.02	2,094	0.04	2,207	0.05

Total consumer and other loans	134,279	1.53	128,217	1.83	149,447	2.50	149,532	3.07	111,441	2.59

Total loans	8,803,066	100.00%	6,970,900	100.00%	5,968,171	100.00%	4,872,740	100.00%	4,305,875	100.00%

Less:
Deferred loan fees	10,255		13,508		12,060		9,555		10,631
Allowance for loan losses	26,547		25,501		24,010		22,144		20,010

Net loans	$8,766,264		$6,931,891		$5,932,101		$4,841,041		$4,275,234

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2003. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $3.53 billion for 2003, $2.53 billion for 2002 and $1.28 billion for 2001.

	At December 31, 2003
	First	Consumer
	Mortgage	and
	Loans	Other Loans	Total
		(In thousands)
Amounts Due:
One year or less	$366	$690	$1,056

After one year:
One to three years	4,817	3,731	8,548
Three to five years	69,028	16,275	85,303
Five to ten years	258,608	35,145	293,753
Ten to twenty years	2,055,311	78,438	2,133,749
Over twenty years	6,280,657	—	6,280,657

Total due after one year	8,668,421	133,589	8,802,010

Total loans	$8,668,787	$134,279	8,803,066

Less:
Deferred loan fees			10,255
Allowance for loan losses			26,547

Net loans			$8,766,264

The following table presents, as of December 31, 2003, the dollar amount of all loans due after December 31, 2004, and whether these loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2004
	Fixed	Adjustable	Total
		(In thousands)
First mortgage loans	$7,882,044	$786,377	$8,668,421
Consumer and other loans	105,048	28,541	133,589

Total loans due after one year	$7,987,092	$814,918	$8,802,010

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

	For the Year Ended December 31,
	2003	2002	2001
		(In thousands)
Total loans:
Balance outstanding at beginning of period	$6,970,900	$5,968,171	$4,872,740

Originations:
First mortgage loans	2,168,148	1,840,857	1,523,192
Consumer and other loans	103,000	66,441	64,238

Total originations	2,271,148	1,907,298	1,587,430

Purchases:
One- to four-family first mortgage loans	3,168,892	1,684,368	794,881
FHA/VA first mortgage loans	36,064	32,819	62,356
Other first mortgage loans	293	219	401

Total purchases	3,205,249	1,717,406	857,638

Less:
Principal payments:
First mortgage loans	3,530,205	2,531,976	1,282,290
Consumer and other loans	96,938	87,671	64,323

Total principal payments	3,627,143	2,619,647	1,346,613

Premium amortization and discount accretion, net	14,094	1,071	(301)
Transfers to foreclosed real estate	2,994	1,257	747
Loan sales	—	—	2,578

Balance outstanding at end of period	$8,803,066	$6,970,900	$5,968,171

Residential Mortgage Lending. Our primary lending emphasis is the origination and purchase of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not offer loans secured by cooperative apartment units or interests therein. Since the early 1980’s, we have originated and purchased substantially all of our one- to four-family first mortgage loans for retention in our portfolio.

Our wholesale loan purchase program is designed principally to supplement our retail loan origination production, which is currently being done solely within the state of New Jersey. The purchase of whole loans enables us to diversify assets outside our local market area, thus providing a safeguard against economic trends that might affect one particular area of the nation. Through this program, we expect to obtain assets with a relatively low overhead cost, minimize related servicing costs, and supplement loan demand in our local lending areas. We have developed written standard operating guidelines relating to the purchasing of these assets. These guidelines include the evaluation and approval process of the various sellers, primarily large national mortgage loan seller/servicers, from whom we choose to buy whole loans, the types of whole loans, acceptable property locations and maximum interest rate variances.

The purchasing agreements, as established with each servicer/seller, contain parameters as to the loans that can be included in each package. These parameters, such as maximum loan size and maximum loan-to-value ratio, generally conform to parameters utilized by us to originate mortgage loans. Purchased loan packages are subject to internal due diligence procedures, which may include review of individual loan files. This review subjects the purchased loan file to substantially the same underwriting standards used in our own loan origination process. Loan packages purchased include mortgage loans secured by properties located primarily in the east coast corridor states between Massachusetts and North Carolina, and in Michigan and Illinois.

The servicing of purchased loans are governed by the servicing agreement entered into with each servicer. Oversight of the servicer is maintained by us through review of all reports, remittances and non-performing loan ratios with appropriate further action taken as required. These operating guidelines should provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. We purchased first mortgage loans of $3.21 billion in 2003, $1.72 billion in 2002 and $857.6 million in 2001. The average size of our one-to-four family mortgage loans purchased during 2003 was approximately $440,000.

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

We currently offer loans that conform to underwriting standards that are based on standards specified by FannieMae (“conforming loans”), non-conforming loans, loans processed as limited documentation loans and, to a limited extent, no income or asset verification loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities up to 30 years. The non-conforming loans generally follow FannieMae guidelines, except for the loan amount. FannieMae guidelines limit loans to $333,700; our non-conforming loans generally exceed such limits. The average size of our one- to four-family mortgage loans originated in 2003 was approximately $286,000. The overall average size of our one- to four-family first mortgage loans was approximately $257,000 at December 31, 2003. We are an approved seller/servicer for FannieMae and an approved servicer for FreddieMac. We generally hold loans for our portfolio but have, from time to time, sold loans in the secondary market.

Our originations of first mortgage loans amounted to $2.17 billion in 2003, $1.84 billion in 2002 and $1.52 billion in 2001. During these years, a significant number of our first mortgage loan originations were the result of refinancing of existing loans due to the relatively low interest rate levels. Total refinancing of our existing first mortgage loans were as follows:

		Percent of
		First Mortgage
	Amount	Loan Originations
	(In thousands)
2003	$530,408	24.5%
2002	496,772	27.0
2001	272,382	17.9

In 2001, we began to allow certain customers to modify their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to a low interest rate environment. The modification allows adjustment of the existing interest rate to the currently offered fixed interest rate product with a similar or reduced term, for a fee, after past payment performance is reviewed. In general, all other terms and conditions of the existing mortgage remain the same. Modifications of existing mortgage loans were as follows:

Mortgage Loans
Modified
(In thousands)
2003	$1,458,836
2002	866,298
2001	169,457

We offer a variety of variable-rate and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. Except for loans to low- and moderate-income home mortgage applicants, described below, loans on owner-occupied one- to four-family homes of up to $750,000 are subject to a maximum loan-to-value ratio of 80%. However, we make loans in amounts up to $400,000 with a 95% loan-to-value ratio and loans in excess of $400,000 and less than $500,000 with a 90% loan-to-value ratio if the borrower obtains private mortgage insurance. Under certain circumstances, where the Bank deems appropriate, we will originate a first and second mortgage, up to a combined loan amount of $500,000, where the combined loan-to-value ratio is 90%. Under these circumstances, we will waive the private mortgage insurance requirements and receive a higher interest rate on the second mortgage loan than we would receive on a regular second mortgage loan. Loans in excess of $750,000 and up to $1,000,000 are subject to a maximum 70% loan-to-value ratio. Loan-to-value ratios of 60% or less are required for one- to four-family loans in excess of $1,000,000 and less than $1,500,000.

We currently offer fixed-rate mortgage loans in amounts generally up to $1.5 million with a maximum term of 30 years secured by one- to four-family residences. We price our interest rates on fixed-rate loans to be competitive in light of market conditions.

We currently offer a variety of ARM loans secured by one- to four-family residential properties that initially adjust after five years or ten years, in amounts generally up to $1.5 million. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that we currently originate have a maximum 30-year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant treasury maturity index”) and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. In the current rate environment, where the yield curve is relatively steep, the ARM loans we offer have initial interest rates above the fully indexed rate. The loans originated with initial interest rates above the fully indexed rate may reprice down at their initial interest reset date, which could adversely affect our net interest income. As of December 31, 2003, the initial offered rate on these loans was 88 to 138 basis points above the current fully indexed rate. We originated $356.8 million of one- to four-family ARM loans in 2003. At December 31, 2003, 9.1% of our one- to four-family mortgage loans consisted of ARM loans.

The retention of ARM loans helps reduce exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise, which increases the potential for default. The marketability of the underlying property also may be adversely affected. In order to minimize risks, we evaluate borrowers of ARM loans based on their ability to repay the loans at the higher of the initial interest rate or the fully indexed rate. In an effort to further reduce interest rate risk, we have not in the past, nor do we currently, originate ARM loans which provide for negative amortization of principal.

In addition to our full documentation loan program, we process some loans as limited documentation loans. We have originated these types of loans for over 10 years. Loans eligible for limited documentation processing are ARM loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 75% of the lower of the appraised value or purchase price of the property. The maximum loan amount for limited documentation loans is $500,000. We do not charge borrowers additional fees for limited documentation loans. We require applicants for limited documentation loans to complete a FreddieMac/FannieMae loan application and request income, assets and credit history information from the borrower. Additionally, we obtain credit reports from outside vendors on all borrowers. We also look at other information to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although relatively minor delinquencies which are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income, asset information and other information where we believe circumstances warrant. We recently began to allow certain borrowers to obtain mortgage loans without verification of income or assets. These loans are subject to somewhat higher interest rates than our regular products, and are limited to a maximum loan-to-value ratio of 65%.

Limited documentation and no verification loans involve higher risks compared to loans with full documentation, as there is a greater opportunity for borrowers to falsify their income and ability to service their debt. We believe these programs have not had a material adverse effect on our asset quality. See “— Asset Quality.” Unseasoned limited documentation and no verification loans are not readily salable in the secondary market as whole loans. In addition, these loans may not readily be pooled or securitized. We do not believe that an inability to sell such loans will have a material adverse impact on our liquidity needs, because internally generated sources of liquidity are expected to be sufficient to meet our liquidity needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “— Sources of Funds.”

In addition to our standard mortgage and consumer credit products, since 1992, we have developed mortgage programs designed to address the credit needs of low- and moderate-income home mortgage applicants, first-time home buyers and low- and moderate-income home improvement loan applicants. We define low- and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income of the Metropolitan Statistical Area in the county where the subject property is located. Our low- and moderate-income home improvement loans are discussed under “— Consumer Loans.” Among the features of the low- and moderate-income home mortgage and first-time home buyer’s programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For instance, certain of these programs currently provide for loans with up to 95% loan-to-value ratios and rates which are 25 to 50 basis points lower than our traditional mortgage loans. In 2003, we provided $59.0 million in mortgage loans to homebuyers under these programs.

Consumer Loans. At December 31, 2003, $134.3 million, or 1.5%, of our total loans consisted of consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. Consumer loans generally carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

We offer fixed-rate second mortgage loans in amounts up to $200,000 secured by owner-occupied one- to four-family residences located in the state of New Jersey for terms of up to 20 years. At December 31, 2003 these loans totaled $105.4 million, or 1.2% of total loans. Interest rates on fixed-rate second mortgage loans are periodically set by our Consumer Loan Department based on market conditions. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property.

We also offer fixed-rate second mortgage loans to low- and moderate-income borrowers in amounts up to $20,000. The borrower must use a portion of the loan proceeds for home improvements or the satisfaction of an existing obligation. The underwriting standards under this program are similar to those for standard second mortgage loans, except that the combined maximum loan-to-value ratio is 90%.

Our home equity credit line loans, which totaled $28.2 million, or 0.3% of total loans at December 31, 2003, are adjustable-rate loans secured by a second mortgage on owner-occupied one- to four-family residences located in the State of New Jersey. Current interest rates on home equity credit lines are based on the “prime rate” as published in the “Money Rates” section of The Wall Street Journal (the “Index”) subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100 whichever is greater. The maximum credit line available is $200,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.

Other loans totaled $701,000 at December 31, 2003 and consisted of collateralized passbook loans, overdraft protection loans, automobile loans, unsecured personal loans and commercial loans made to community-based organizations. We no longer originate student loans, but offer guaranteed student loans through the SallieMae “Loan Referral Program.”

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

The following describes our current lending procedures. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and, except for loans originated as limited documentation or no income/no asset verification loans, we verify certain other information. If necessary, we obtain additional financial or credit-related information. We require an appraisal for all mortgage loans, except for some loans made to refinance existing mortgage loans. Appraisals may be performed by our in-house Appraisal Department or by licensed or certified third-party appraisal firms. Currently most appraisals are performed by third-party appraisers and are reviewed by our in-house Appraisal Department. We require title insurance on all mortgage loans, except for home equity credit lines and fixed-rate second mortgage loans. For these loans, we require a property search detailing the current chain of title. We require borrowers to obtain hazard insurance and we may require borrowers to obtain flood insurance prior to closing. We require borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, flood insurance and private mortgage insurance premiums, if required. In a limited number of instances, at the discretion of the Bank, we will waive the real estate tax escrow for the borrower, subject to an interest rate somewhat higher than our regular offered rate.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of owned properties, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our concentration on one- to four-family mortgage lending, our maintenance of sound credit standards for new loan originations and the relatively favorable real estate market conditions have resulted in relatively low delinquency ratios. These factors have helped strengthen our financial condition.

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

We send foreclosure notices when a loan is 90 days delinquent and we transfer the loan to the foreclosure/bankruptcy section for referral to legal counsel. We commence foreclosure proceedings if the loan is not brought current between the 90th and 120th day of delinquency unless specific limited circumstances warrant an exception. We hold property foreclosed upon as foreclosed real estate. We carry foreclosed real estate at the lower of fair market value less estimated selling costs, or at cost. If a foreclosure action is commenced and the loan is not brought current, paid in full or refinanced before the foreclosure sale, we either sell the real property securing the loan by a foreclosure sale, or sell the property as soon thereafter as practicable. The collection procedures for Federal Housing Administration (FHA) and Veterans’ Administration (VA) one- to four-family mortgage loans follow the collection guidelines outlined by those agencies.

We monitor delinquencies on our serviced loan portfolio, in aggregate, from reports sent to us by the servicers. Accounts in foreclosure or bankruptcy are individually monitored by direct contact with the appropriate servicer.

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

At December 31, 2003, 2002 and 2001, loans delinquent 60 days to 89 days and 90 days or more were as follows:

	2003				2002				2001
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
		Principal		Principal		Principal		Principal		Principal		Principal
	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
						(Dollars in thousands)
One- to four-family first mortgages	52	$8,974	58	$9,690	46	$6,701	62	$10,670	58	$7,289	72	$10,556
FHA/VA first mortgages	15	1,493	85	10,459	27	2,591	77	9,506	36	2,402	55	5,007
Consumer and other loans	1	4	3	102	3	10	2	19	—	—	3	85

Total delinquent loans (60 days and over)	68	$10,471	146	$20,251	76	$9,302	141	$20,195	94	$9,691	130	$15,648

Delinquent loans (60 days and over) to total loans		0.12%		0.23%		0.13%		0.29%		0.16%		0.26%

Non-performing assets, which include foreclosed real estate, net, non-accrual loans and accruing loans delinquent 90 days or more, were $21.3 million at December 31, 2003 compared with $21.5 million at December 31, 2002. Our $20.3 million in loans delinquent 90 days or more at December 31, 2003 were comprised primarily of 143 one- to four-family first mortgage loans (including FHA/VA first mortgage loans). At December 31, 2003, our largest loan delinquent 90 days or more had a balance of $486,000.

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

	At December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands)
Non-accrual first mortgage loans	$4,401	$6,053	$8,177	$10,422	$11,301
Non-accrual consumer and other loans	102	19	85	30	2
Accruing loans delinquent 90 days or more	15,748	14,123	7,386	2,523	2,724

Total non-performing loans	20,251	20,195	15,648	12,975	14,027
Foreclosed real estate, net	1,002	1,276	250	438	367

Total non-performing assets	$21,253	$21,471	$15,898	$13,413	$14,394

Non-performing loans to total loans	0.23%	0.29%	0.26%	0.27%	0.33%
Non-performing assets to total assets	0.12	0.15	0.14	0.14	0.17

The total amount of interest income received during the year on non-accrual loans outstanding at December 31, 2003, 2002 and 2001 amounted to $107,000, $109,000 and $154,000, respectively. Additional interest income totaling $186,000, $319,000 and $483,000 on non-accrual loans would have been recognized in 2003, 2002 and 2001, respectively, if interest on all such loans had been recorded based upon original contract terms. We are not committed to lend additional funds to borrowers on non-accrual status.

We define the population of impaired loans to be all non-accrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. We had no loans classified as impaired at December 31, 2003 and 2002. In addition, at December 31, 2003 and 2002, we had no loans classified as troubled debt restructurings, as defined in SFAS No. 15.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands)
Balance at beginning of period	$25,501	$24,010	$22,144	$20,010	$17,712

Provision for loan losses	900	1,500	1,875	2,130	2,350

Charge-offs:
First mortgage loans	(92)	(3)	(6)	(18)	(64)
Consumer and other loans	(4)	(10)	(14)	—	(9)

Total charge-offs	(96)	(13)	(20)	(18)	(73)
Recoveries	242	4	11	22	21

Net recoveries (charge-offs)	146	(9)	(9)	4	(52)

Balance at end of period	$26,547	$25,501	$24,010	$22,144	$20,010

Net charge-offs to average loans	—%	—%	—%	—%	0.001%
Allowance for loan losses to total loans	0.30	0.37	0.40	0.45	0.46
Allowance for loan losses to non-performing loans	131.09	126.27	153.44	170.67	142.65

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

Our primary lending emphasis is the origination of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we had a loan concentration in residential first mortgage loans at December 31, 2003, the majority of which are secured by real property located in New Jersey. Of residential first mortgage loans outstanding at December 31, 2003, 9.1%, or $786.4 million, were adjustable-rate mortgages. The ability of borrowers to make payments on their adjustable-rate mortgages may decrease if interest rates rise.

Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses and future levels of provisions. Accordingly, we have maintained our provision for loan losses at the current level to primarily address the actual growth in our loan portfolio. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio. At December 31, 2003, the allowance for loan losses as a percentage of total loans was 0.30%. Because of the primary emphasis of our lending practices and the current market conditions, we consider 0.30% to be at an acceptable level. Furthermore, the increase in the allowance for loan losses each year reflected the continued growth in the loan portfolio, the relatively low levels of loan charge-offs, the stability in the real estate market during those years and the resulting stability in our overall loan quality.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2003 and 2002— Provision for Loan Losses.”

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at December 31, 2003, 2002, 2001, 2000, and 1999.

	At December 31,
	2003		2002		2001		2000		1999
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
					(Dollars in thousands)
First mortgage loans:
One- to four-family conventional	$24,690	97.32%	$23,040	96.25%	$18,114	94.93%	$13,628	94.56%	$12,340	95.82%
Other first mortgages	28	1.15	26	1.92	28	2.57	24	2.37	21	1.59

Total first mortgage loans	24,718	98.47	23,066	98.17	18,142	97.50	13,652	96.93	12,361	97.41
Consumer and other loans	1,152	1.53	1,097	1.83	1,247	2.50	1,233	3.07	957	2.59
Unallocated	677	—	1,338	—	4,621	—	7,259	—	6,692	—

Total allowance for loan losses	$26,547	100.00%	$25,501	100.00%	$24,010	100.00%	$22,144	100.00%	$20,010	100.00%

Investment Activities

Investment Securities. The Board of Directors reviews and approves our investment policy on an annual basis. The Chief Executive Officer, Chief Operating Officer and Investment Officer, as authorized by the Board of Directors, implement this policy. The Board of Directors reviews our investment activity on a monthly basis.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. In establishing our investment strategies, we consider our interest rate sensitivity position, the types of securities to be held, liquidity and other factors. We have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds. During 2003 we purchased $3.09 billion of investment securities compared with $598.5 million during 2002. The increase reflected the investment of part of the cash flow from the high levels of prepayment activity on our mortgage-related assets into investment securities, and growth initiatives funded by customer deposits and borrowed funds. The purchases were callable government-sponsored agency securities and were classified as available for sale.

Our investment policy currently does not authorize participation in hedging programs, options or futures transactions or interest rate swaps and also prohibits the purchase of non-investment grade bonds. In the future we may amend our policy to allow us to engage in hedging transactions. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council (“FFIEC”) considers to be an unsuitable investment practice. In addition, the policy provides that we shall maintain primary liquidity, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to 4% of total deposits and short-term borrowings. At December 31, 2003, our primary liquidity ratio was 12.4%. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-backed securities, see “— Carrying Values, Yields and Maturities.”

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

At December 31, 2003, mortgage-backed securities classified as held to maturity totaled $4.29 billion, or 25.2% of total assets, while $1.13 billion, or 6.6% of total assets, were classified as available for sale. At December 31, 2003, the mortgage-backed securities portfolio had a weighted average rate of 4.96% and a market value of approximately $5.38 billion. Of the mortgage-backed securities we held at December 31,

2003, $4.46 billion, or 82.3% of total mortgage-backed securities, had fixed rates and $959.4 million, or 17.7% of total mortgage-backed securities, had adjustable-rates. Our mortgage-backed securities portfolio includes real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”). At December 31, 2003, we held $1.59 billion of REMICs, which constituted 29.2% of our mortgage-backed securities portfolio. These REMICs had an approximate market value of $1.54 billion at December 31, 2003. The REMICs have fixed coupon rates ranging from 4.50% to 6.50%, a weighted-average rate of 4.92%, and an expected average life of 3.56 years. All REMICs owned received principal and interest payments from the date of purchase.

The volume of our mortgage-backed security purchases increased to $4.53 billion during 2003 from $3.57 billion during 2002, due to the lower interest rate environment in 2003, which caused an increase in prepayment activity. Of the mortgage-backed securities purchased in 2003, $1.58 billion were REMICs. The REMIC purchases in 2003 had fixed interest rates and generally had shorter average lives compared with alternate mortgage-backed security investments available at the time of purchase. Purchases of mortgage-backed securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans.

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

The following table presents our investment securities activity for the periods indicated.

	For the Year Ended December 31,
	2003	2002	2001
		(In thousands)
Investment securities:
Carrying value at beginning of period	$562,338	$168,868	$878,148

Purchases:
Available for sale	3,089,474	598,358	130,430
Equity securities	—	189	10,000
Calls:
Held to maturity	(40)	(35)	(40)
Available for sale	(1,332,072)	(202,687)	(855,614)
Maturities:
Available for sale	(150)	(651)	—
Sales:
Available for sale	(50,000)	(9,919)	—
Equity securities	(20)	—	—
Premium amortization and discount accretion, net	(2,047)	(346)	—
Change in unrealized gain or loss	(22,305)	8,561	5,944

Net increase (decrease) in investment securities	1,682,840	393,470	(709,280)

Carrying value at end of period	$2,245,178	$562,338	$168,868

The following table presents our mortgage-backed securities activity for the periods indicated.

	For the Year Ended December 31,
	2003	2002	2001
		(In thousands)
Mortgage-backed securities:
Carrying value at beginning of period	$6,126,161	$5,009,178	$3,262,035

Purchases:
Held to maturity	3,038,153	2,400,445	2,804,215
Available for sale	1,489,154	1,168,106	560,228
Principal payments:
Held to maturity	(3,387,605)	(2,133,902)	(1,584,372)
Available for sale	(410,316)	(250,244)	(35,996)
Sales:
Held to maturity	(64,590)	—	—
Available for sale	(1,310,004)	(76,683)	—
Premium amortization and discount accretion, net	(31,307)	(13,542)	(3,797)
Change in unrealized gain or loss	(26,945)	22,803	6,865

Net (decrease)increase in mortgage-backed securities	(703,460)	1,116,983	1,747,143

Carrying value at end of period	$5,422,701	$6,126,161	$5,009,178

The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

	At December 31,
	2003			2002			2001
	Carrying	Percent of	Fair	Carrying	Percent of	Fair	Carrying	Percent of	Fair
	Value	Total (1)	Value	Value	Total (1)	Value	Value	Total (1)	Value
	(Dollars in thousands)
Money market investments:
Federal funds sold	$63,600	100.00%	$63,600	$87,700	100.00%	$87,700	$17,600	100.00%	$17,600

Investment securities:
Held to maturity:
Municipal bonds	$1,366	0.06%	$1,443	$1,406	0.25%	$1,497	$1,441	0.85%	$1,474

Available for sale:
United States government agencies	2,233,035	99.46	2,233,035	549,505	97.72	549,505	156,408	92.62	156,408
Corporate bonds	81	—	81	334	0.06	334	1,044	0.62	1,044
Equity securities	10,696	0.48	10,696	11,093	1.97	11,093	9,975	5.91	9,975

Total available for sale	2,243,812	99.94	2,243,812	560,932	99.75	560,932	167,427	99.15	167,427

Total investment securities	$2,245,178	100.00%	$2,245,255	$562,338	100.00%	$562,429	$168,868	100.00%	$168,901

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$616,618	11.37%	$626,239	$1,059,848	17.30%	$1,088,541	$1,704,584	34.03%	$1,730,296
FNMA pass-through certificates	1,650,544	30.44	1,652,854	1,186,247	19.36	1,221,835	642,457	12.83	656,063
FHLMC pass-through certificates	439,793	8.11	433,097	213,686	3.49	219,564	139,149	2.78	142,856
FHLMC, FNMA and GNMA REMICs	1,585,489	29.24	1,538,498	2,274,485	37.13	2,298,999	1,992,298	39.77	2,001,477

Total held to maturity	4,292,444	79.16	4,250,688	4,734,266	77.28	4,828,939	4,478,488	89.41	4,530,692

Available for sale:
GNMA pass-through certificates	336,458	6.20	336,458	1,391,895	22.72	1,391,895	530,690	10.59	530,690
FNMA pass-through certificates	493,383	9.10	493,383	—	—	—	—	—	—
FHLMC pass-through certificates	300,416	5.54	300,416	—	—	—	—	—	—

Total available for sale	1,130,257	20.84	1,130,257	1,391,895	22.72	1,391,895	530,690	10.59	530,690

Total mortgage-backed securities	$5,422,701	100.00%	$5,380,945	$6,126,161	100.00%	$6,220,834	$5,009,178	100.00%	$5,061,382

By coupon type:
Adjustable-rate	$959,445	17.69%	$967,477	$2,409,746	39.34%	$2,433,191	$2,131,492	42.55%	$2,151,018
Fixed-rate	4,463,256	82.31	4,413,468	3,716,415	60.66	3,787,643	2,877,686	57.45	2,910,364

Total mortgage-backed securities	$5,422,701	100.00%	$5,380,945	$6,126,161	100.00%	$6,220,834	$5,009,178	100.00%	$5,061,382

Total investment portfolio	$7,731,479		$7,689,800	$6,776,199		$6,870,963	$5,195,646		$5,247,883

(1)	Based on carrying value for each investment type.

Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2003. Mortgage-backed securities are presented by issuer and by coupon type. Equity securities have been excluded from this table.

	At December 31, 2003
			More Than One Year		More Than Five Years
	One Year or Less		to Five Years		to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate
					(Dollars in thousands)
Money market investments:
Federal funds sold	$63,600	1.00%	$—	—%	$—	—%	$—	—%	$63,600	1.00%

Investment securities:
Held to maturity:
Municipal bonds	$100	5.20	$110	6.50	$905	6.43	$251	6.02	$1,366	6.27

Available for sale:
United States government agencies	—	—	71,599	3.50	2,086,423	4.36	75,013	6.10	2,233,035	4.39
Corporate bonds	—	—	81	5.54	—	—	—	—	81	5.54

Total available for sale	—	—	71,680	3.50	2,086,423	4.36	75,013	6.10	2,233,116	4.39

Total investment securities	$100	5.20	$71,790	3.50	$2,087,328	4.36	$75,264	6.10	$2,234,482	4.39

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$—	—	$4,173	8.20	$1,830	9.84	$610,615	4.43	$616,618	4.47
FNMA pass-through certificates	—	—	17,175	6.68	8,204	6.71	1,625,165	5.30	1,650,544	5.32
FHLMC pass-through certificates	108	9.42	1,236	9.09	8,025	7.34	430,424	4.78	439,793	4.84
FHLMC, FNMA and GNMA REMICs	—	—	—	—	—	—	1,585,489	4.92	1,585,489	4.92

Total held to maturity	108	9.42	22,584	7.09	18,059	7.31	4,251,693	4.98	4,292,444	5.00

Available for sale:
GNMA pass-through certificates	—	—	—	—	—	—	336,458	3.91	336,458	3.91
FNMA pass-through certificates	—	—	—	—	—	—	493,383	5.00	493,383	5.00
FHLMC pass-through certificates	—	—	—	—	—	—	300,416	5.34	300,416	5.34

Total available for sale	—	—	—	—	—	—	1,130,257	4.77	1,130,257	4.77

Total mortgage-backed securities	$108	9.42	$22,584	7.09	$18,059	7.31	$5,381,950	4.94	$5,422,701	4.96

By coupon type:
Adjustable-rate	$—	—	$54	4.91	$—	—	$959,391	4.18	$959,445	4.18
Fixed-rate	108	9.42	22,530	7.10	18,059	7.31	4,422,559	5.10	4,463,256	5.12

Total mortgage-backed securities	$108	9.42	$22,584	7.09	$18,059	7.31	$5,381,950	4.94	$5,422,701	4.96

Total investment portfolio	$63,808	1.02	$94,374	4.36	$2,105,387	4.39	$5,457,214	4.96	$7,720,783	4.76

Sources of Funds

General. Deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer passbook and statement savings accounts, NOW accounts, checking accounts, money market accounts and time deposits. We also offer IRA accounts and qualified retirement plans.

We view our interest-bearing High Value Checking account as an attractive alternative to cash management accounts offered by brokerage firms. This account offers unlimited checking, no charge on-line banking, no charge bill payment and debit card availability as part of the product, and pays an interest rate generally above competitive market rates. The balance in the High Value Checking account at December 31, 2003 was $2.71 billion compared with $943.2 million at December 31, 2002.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from market areas surrounding our offices. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits. We believe the increase in the interest-bearing deposits in 2003 was due primarily to our consistent offering of competitive rates on our deposit products and the continued success of our interest-bearing High Value Checking account.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular savings deposits, money market accounts and noninterest-bearing transaction accounts) represented 18.8% of total deposits on December 31, 2003. At December 31, 2003, time deposits with remaining terms to maturity of less than one year amounted to $4.61 billion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2003, 2002 and 2001.

The following table presents our deposit activity for the periods indicated:

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Total deposits at beginning of period	$9,138,629	$7,912,762	$6,604,121
Net increase in deposits	1,105,812	970,092	1,001,634
Interest credited, net penalties	209,339	255,775	307,007

Total deposits at end of period	$10,453,780	$9,138,629	$7,912,762

Net increase	$1,315,151	$1,225,867	$1,308,641

Percent increase	14.39%	15.49%	19.82%

At December 31, 2003, we had $914.6 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$299,561
Over three months through six months	214,272
Over six months through 12 months	219,623
Over 12 months	181,183

Total	$914,639

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At December 31,
	2003			2002			2001
			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate
				(Dollars in thousands)
Savings	$945,595	9.05%	0.98%	$892,678	9.77%	1.61%	$814,367	10.29%	2.05%
Interest-bearing demand	2,808,901	26.87	2.09	1,040,614	11.39	2.80	102,185	1.29	1.24
Money market	623,811	5.97	0.96	629,042	6.88	1.56	516,700	6.53	2.12
Noninterest-bearing demand	396,495	3.79	—	388,465	4.25	—	375,659	4.75	—

Total	4,774,802	45.68	1.55	2,950,799	32.29	1.81	1,808,911	22.86	1.60

Time deposits:
Time deposits $100,000 and over	914,639	8.75	2.19	967,983	10.59	2.83	923,830	11.68	4.07
Time deposits less than $100,000 with original maturities of:
Three months or less	483,460	4.62	1.37	619,953	6.78	2.10	709,409	8.97	3.33
Over three months to twelve months	1,166,713	11.16	1.52	1,668,926	18.26	2.54	2,114,885	26.73	4.03
Over twelve months to twenty-four months	1,634,702	15.64	2.18	1,723,400	18.86	3.03	1,382,543	17.47	4.37
Over twenty-four months to thirty-six months	562,678	5.38	2.94	456,832	5.00	3.79	324,533	4.10	5.22
Over thirty-six months to forty-eight months	149,801	1.43	3.48	73,431	0.80	4.16	56,831	0.72	5.04
Over forty-eight months to sixty months	27,594	0.26	3.70	15,419	0.17	4.19	8,878	0.11	4.60
Over sixty months	70,850	0.68	3.79	37,018	0.41	4.33	15,891	0.20	4.88
IRA and Keogh accounts	668,541	6.40	2.57	624,868	6.84	3.28	567,051	7.16	4.59

Total time deposits	5,678,978	54.32	2.16	6,187,830	67.71	2.88	6,103,851	77.14	4.16

Total deposits	$10,453,780	100.00%	1.88	$9,138,629	100.00%	2.53	$7,912,762	100.00%	3.57

The following table presents, by rate category, the amount of our time deposit accounts outstanding at December 31, 2003, 2002 and 2001.

	At December 31,
	2003	2002	2001
		(In thousands)
Time deposit accounts:
1.50% or less	$1,917,721	$—	$—
1.51% to 2.00%	1,107,584	205,817	—
2.01% to 2.50%	968,757	1,767,200	1,441
2.51% to 3.00%	813,199	2,185,898	—
3.01% to 3.50%	501,926	1,236,782	1,670,805
Over 3.50%	369,791	792,133	4,431,605

Total	$5,678,978	$6,187,830	$6,103,851

The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2003.

	Period to Maturity from December 31, 2003
	Within	Over three	Over six	Over one	Over two	Over
	three	to six	months to	to two	to three	three
	months	months	one year	years	years	years	Total
			(In thousands)
Time deposit accounts:
1.50% or less	$1,109,083	$701,863	$106,775	$—	$—	$—	$1,917,721
1.51% to 2.00%	215,303	217,978	507,395	166,739	—	169	1,107,584
2.01% to 2.50%	215,229	115,581	332,843	303,130	1,888	86	968,757
2.51% to 3.00%	132,397	248,746	169,672	184,502	77,484	398	813,199
3.01% to 3.50%	89,997	29,586	209,007	49,886	35,266	88,184	501,926
Over 3.50%	69,944	67,403	72,371	40,820	22,466	96,787	369,791

Total	$1,831,953	$1,381,157	$1,398,063	$745,077	$137,104	$185,624	$5,678,978

Borrowings. Hudson City enters into sales of securities under agreements to repurchase with selected brokers and the Federal Home Loan Bank of New York (“FHLB”). These agreements are recorded as financing transactions as Hudson City maintains effective control over the transferred securities. The dollar amount of the securities underlying the agreements continues to be carried in Hudson City’s securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition.

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

Borrowed funds at December 31 are summarized as follows:

	2003		2002
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
		(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$1,250,000	4.00%	$1,000,000	4.90%
Other brokers	1,950,000	3.14	850,000	5.05

Total securities sold under agreements to repurchase	3,200,000	3.48	1,850,000	4.97
Advances from the FHLB	1,950,000	3.69	1,750,000	3.92

Total borrowed funds	$5,150,000	3.56	$3,600,000	4.46

At December 31, 2003, borrowed funds had scheduled maturities and potential call dates as indicated below. Substantially all of our borrowed funds are callable at the discretion of the issuer. These call features are generally quarterly, after an initial non-call period of three months to five years from the date of borrowing.

	Borrowings by Scheduled		Borrowings by Next
	Maturity Date		Potential Call Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)
2004	$50,000	5.00%	$1,400,000	2.93%
2005	—	—	1,625,000	3.64
2006	650,000	1.12	1,275,000	3.74
2007	—	—	800,000	4.09
2008	100,000	1.13	—	—
2010	300,000	5.68	50,000	5.27
2011	1,000,000	4.66	—	—
2012	1,500,000	4.06	—	—
2013	1,550,000	3.08	—	—

Total	$5,150,000	3.56	$5,150,000	3.56

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, the average balances and the maximum outstanding at any month-end at or for the years ended December 31, 2003 and 2002 are as follows:

	At or for the year ended
	December 31,
	2003	2002
	(In thousands)
Amortized cost of collateral:
United States government agency securities	$615,806	$108,245
Mortgage-backed securities	2,369,058	1,071,529
REMICs	495,074	730,353

Total amortized cost of collateral	$3,479,938	$1,910,127

Fair value of collateral:
United States government agency securities	$604,397	$110,471
Mortgage-backed securities	2,387,457	1,101,884
REMICs	478,192	747,425

Total fair value of collateral	$3,470,046	$1,959,780

Average balance of outstanding repurchase agreements during the year	$2,253,025	$1,734,384

Maximum balance of outstanding repurchase agreements at any month-end during the year	$3,200,000	$1,850,000

The average balance of our advances from the FHLB during 2003 was $1.84 billion and the maximum FHLB advances outstanding during 2003 was $2.05 billion.

Subsidiaries

Hudson City Savings has one wholly owned and consolidated subsidiary: HudCiti Service Corporation. HudCiti Service Corporation, which qualifies as a New Jersey investment company, has one wholly owned and consolidated subsidiary: Hudson City Preferred Funding Corp. Hudson City Preferred Funding qualifies as a real estate investment trust, pursuant to the Internal Revenue Code of 1986, as amended, and had $5.83 billion of mortgage loans outstanding at December 31, 2003.

In 2003, Hudson City Savings received regulatory approval to form an insurance subsidiary, HC Value Broker Services, Inc., whose primary operating activity will be the referral of insurance applications for savings bank life insurance. As of December 31, 2003, this insurance subsidiary was not yet in operation. Operations are expected to commence in the second quarter of 2004.

Personnel

As of December 31, 2003, we had 981 full-time employees and 99 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION OF HUDSON CITY SAVINGS BANK AND HUDSON CITY BANCORP

General

Hudson City Savings converted from a New Jersey chartered savings bank to a federally chartered savings bank effective January 1, 2004. Its deposit accounts continue to be insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Bank Insurance Fund (“BIF”). Under its new charter, Hudson City Savings is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (the “OTS”) as its chartering agency, and by the FDIC as the deposit insurer. Hudson City, MHC and Hudson City Bancorp became unitary savings and loan holding companies as result of Hudson City Savings’ charter conversion, and, therefore, Hudson City, MHC and Hudson City Bancorp are now regulated, examined and supervised by the OTS. Hudson City, MHC, as a New Jersey chartered mutual holding company, is also regulated by the New Jersey Department of Banking and Insurance (the “Department”) and is subject to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Department under the New Jersey Banking Act applicable to mutual holding companies. Each of Hudson City, MHC, Hudson City Bancorp and Hudson City Savings must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approval from the OTS prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS will conduct periodic examinations to assess Hudson City, MHC, Hudson City Bancorp and Hudson City Savings Bank’s compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on Hudson City, MHC, Hudson City Bancorp and Hudson City Savings and their operations and stockholders.

Federally Chartered Savings Bank Regulation

Activity Powers. Hudson City Savings derives its lending, investment and other activity powers primarily from the Home Owners’ Loan Act, as amended, commonly referred to as HOLA, and the regulations of the OTS thereunder. Under these laws and regulations, federal savings banks, including Hudson City Savings, generally may invest in:

♦	real estate mortgages;

♦	consumer and commercial loans;

♦	certain types of debt securities; and

♦	certain other assets.

Hudson City Savings may also establish service corporations that may engage in activities not otherwise permissible for Hudson City Savings, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Capital Requirements. The OTS capital regulations require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Hudson City Savings, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Hudson City Savings’ risk profile. Had these requirements been applicable to Hudson City Savings at December 31, 2003, Hudson City Savings would have exceeded each of its capital requirements as shown in the following table:

			Office of Thrift Supervision Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2003
Tangible capital	$1,234,212	7.24%	$255,588	1.50%	n/a	n/a
Core capital	1,234,212	7.24	681,569	4.00	$851,961	5.00%
Total risk-based capital	1,260,759	20.89	482,877	8.00	603,597	10.00

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, or IRR, concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the IRR component of the risk-based capital requirement. Pursuant to the amendment, the OTS will continue to monitor the IRR of individual institutions through the OTS requirements for IRR management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of IRR, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of IRR and the responsibility of boards of directors in that area.

The OTS continues to monitor the IRR of individual institutions through analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on Hudson City Savings.

Safety and Soundness Standards. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the OTS, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

In addition, the OTS adopted regulations to require a savings bank that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS. If, after being so notified, a savings bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If a savings bank fails to comply with such an order, the OTS may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the bank regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically capitalized.” The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OTS is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notices that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

(1)	an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized; and

(2)	the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2003, Hudson City Savings would have been considered “well capitalized” by the OTS if its charter conversion had been effective at that time.

Insurance Activities. Hudson City Savings is generally permitted to engage in certain activities through its subsidiaries. However, the federal banking agencies have adopted regulations prohibiting depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank of savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period. The three capital categories are (1) well-capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. The assessment rates for our BIF assessable deposits are zero basis points. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future.

Under the Deposit Insurance Funds Act of 1996 (“Funds Act”), the assessment base for the payments on the bonds (“FICO bonds”) issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Hudson City Savings. Our total expense in 2003 for the assessment for deposit insurance and the FICO payments was $1.6 million.

Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of Hudson City Savings does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates of Hudson City Savings. Hudson City Savings is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”), as well as additional limitations as may be adopted by the Director of the OTS. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates (which for Hudson City Savings would include Hudson City

Bancorp and Hudson City, MHC) and principal stockholders, directors and executive officers of Hudson City Savings.

Effective April 1, 2003, the Federal Reserve Board (“FRB”), rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. Regulation W made various changes to certain interpretations regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

The OTS issued a final rule effective as of October 6, 2003, which conforms the OTS’s regulations on transactions with affiliates to Regulation W. In addition, the rule implements additional restrictions imposed on savings banks under Section 11 of HOLA, including provisions prohibiting a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. The final rule also includes certain specific exemptions from these prohibitions. The FRB and the OTS expect each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the final OTS rule. Compliance with Regulation W and the OTS is not expected to have a material adverse effect on our business.

Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Hudson City Savings, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

Privacy Standards. Hudson City Savings is subject to OTS regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require Hudson City Savings to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require Hudson City Savings to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Hudson City Savings is required to provide its customers with the ability to “opt-out” of having Hudson City Savings share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on Hudson City Savings.

Hudson City Savings is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of Gramm-Leach. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by the OTS regulations, any federally chartered savings bank, including Hudson City Savings, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a federally chartered savings bank, to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

Current CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

♦	a lending test, to evaluate the institution’s record of making loans in its service areas;

♦	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

♦	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

The CRA also requires all institutions to make public disclosure of their CRA ratings. Hudson City Savings has received a “satisfactory” rating in its most recent CRA examination. The federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. Hudson City Savings has no such agreements in place at this time.

Loans to One Borrower. Under the HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Hudson City Savings is in compliance with applicable loans to one borrower limitations. At December 31, 2003, Hudson City Savings’ largest aggregate amount of loans to one borrower totaled $2.4 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Hudson City Savings.

Qualified Thrift Lender (“QTL”) Test. The HOLA requires federal savings banks to meet a QTL test. Under the QTL test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2003, Hudson City Savings maintained in excess of 90% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2003. Therefore, Hudson City Savings qualified under the QTL test.

A savings bank that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, if the institution does not requalify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible.

Limitation on Capital Distributions. The OTS regulations impose limitations upon certain capital distributions by federal savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash out merger and other distributions charged against capital.

The OTS regulates all capital distributions by Hudson City Savings directly or indirectly to Hudson City Bancorp, including dividend payments. As the subsidiary of a savings and loan holding company, Hudson City Savings currently must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Hudson City Savings must file an application to receive the approval of the OTS for a proposed capital distribution.

Hudson City Savings may not pay dividends to Hudson City Bancorp if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OTS notified Hudson City Savings Bank that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as Hudson City Savings is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by Hudson City Savings also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

In addition, Hudson City Savings may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below the amounts required for the liquidation account which was established as a result of Hudson City Savings’ conversion to mutual holding company form.

Liquidity. Hudson City Savings maintains sufficient liquidity to ensure its safe and sound operation, in accordance with OTS regulations.

Assessments. The OTS charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are based on three components: the size of the institution, on which the basic assessment is based; the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. Hudson City Savings’ conversion to a federal savings bank was effective January 1, 2004, and, therefore, Hudson City Savings did not pay any assessments in 2003.

Branching. The OTS regulations authorize federally chartered savings banks to branch nationwide to the extent allowed by federal statute. This permits federal savings and loan associations with interstate networks to more easily diversify their loan portfolios and lines of business geographically. OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Anti-Money Laundering and Customer Identification

Hudson City Savings is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Title III of the USA PATRIOT Act and the related OTS regulations impose the following requirements with respect to financial institutions:

♦	Establishment of anti-money laundering programs.

♦	Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

♦	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money-laundering.

♦	Prohibitions on correspondent accounts for foreign shelled banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

The OTS adopted interim final rules implementing the USA PATRIOT Act in 2002 and adopted final rules implementing the customer identification requirements on May 9, 2003. The final rule became effective June 9, 2003, however, financial institutions had until October 1, 2003 to come into compliance with such final rule. Compliance with the regulations adopted under the USA PATRIOT Act did not have a material adverse impact on the financial condition or results of operations of Hudson City Bancorp or Hudson City Savings.

Federal Home Loan Bank System

Hudson City Savings is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board, or FHFB. The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances. Hudson City Savings, as a member of the FHLB of New York, is currently required to purchase and hold shares of capital stock in the FHLB of New York in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; or (ii) 5%

(or such greater fraction as established by the FHLB) of its outstanding advances from the FHLB. Hudson City Savings is in compliance with these requirements. Pursuant to regulations promulgated by the FHFB, as required by Gramm-Leach, the FHLB of New York has adopted a capital plan that will change the foregoing minimum stock ownership requirements for FHLB of New York stock. Under the new capital plan, each member of the FHLB of New York must maintain a minimum investment in FHLB of New York stock in an amount equal to the sum of (i) the greater of $1,000 or 0.20% of the member’s mortgage-related assets and (ii) 4.50% of the dollar amount of any outstanding advances under such member’s Advances, Collateral Pledge and Security Agreement with the FHLB of New York. The FHLB of New York, however, has postponed the implementation of the new capital plan, and the new implementation date has not yet been determined.

Federal Reserve System

FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $6.6 million and $45.4 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings’ interest-earning assets. FHLB system members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Bank Holding Company Regulation

Hudson City, MHC and Hudson City Bancorp are unitary savings and loan holding companies within the meaning of the HOLA. As such, Hudson City, MHC and Hudson City Bancorp are registered with the OTS and are subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Hudson City, MHC, Hudson City Bancorp and their savings bank subsidiary. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

Gramm-Leach also restricts the powers of new unitary savings and loan holding companies. Under Gramm-Leach, all unitary savings and loan holding companies formed after May 4, 1999, such as Hudson City, MHC and Hudson City Bancorp, are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Accordingly, the powers of Hudson City, MHC and Hudson City Bancorp were not affected by the charter conversion of Hudson City Savings.

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

New Jersey Holding Company Regulation

General. Under the New Jersey Banking Act, Hudson City, MHC is regulated as a mutual savings bank holding company. Mutual savings bank holding companies that are not also bank holding companies, such as Hudson City, MHC, are not subject to the reporting and examination requirements of the New Jersey Banking Act and the regulations of the Department promulgated thereunder. However, Hudson City, MHC is subject to the provisions of the New Jersey Banking Act and the regulations thereunder that apply specifically to mutual savings bank holding companies. These provisions include the requirement for mutual savings bank holding companies to obtain the approval of the Department to merge with or into another holding company, to incorporate a new subsidiary savings bank, to convert itself into a capital stock savings bank holding company, or to acquire or be acquired by another bank or holding company. In addition, Hudson City, MHC is subject to the corporate governance provisions of the New Jersey Banking Act.

Federal Securities Law

Hudson City Bancorp’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, Hudson City Bancorp is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

Delaware Corporation Law

Hudson City Bancorp is incorporated under the laws of the State of Delaware, and is therefore subject to regulation by the State of Delaware. In addition, the rights of Hudson City Bancorp’s shareholders are governed by the Delaware General Corporation Law.

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

Bad Debt Reserves. Pursuant to the Small Business Job Protection Act of 1996, Hudson City Savings is no longer permitted to use the reserve method of accounting for bad debts, and is now recapturing (taking into income) over a multi-year period a portion of the balance of its tax bad debt reserve as of December 31, 1995. Since Hudson City Savings has already provided a deferred tax liability equal to the amount of such recapture, the recapture will not adversely impact Hudson City Savings’ financial condition or results of operations.

Distributions. To the extent that Hudson City Savings makes “non-dividend distributions” to stockholders, such distributions will be considered to result in distributions from Hudson City Savings’ unrecaptured tax bad debt reserve “base year reserve,” i.e., its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in Hudson City Savings’ taxable income. Non-dividend distributions include distributions in excess of Hudson City Savings’ current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Hudson City Savings’ current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in Hudson City Savings’ income.

The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of Hudson City Savings’ base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations, approximately one and one-half times the non-dividend distribution would be included in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate. Hudson City Savings does not intend to pay dividends that would result in the recapture of any portion of its bad debt reserve.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax (“AMT”) on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which Hudson City Savings currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, Hudson City Savings’ AMTI is increased by an amount equal to 75% of the amount by which Hudson City Savings’ adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses.)

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

State

New Jersey State Taxation. Hudson City Savings files New Jersey Corporate Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. In July of 2002, the State of New Jersey enacted legislation retroactive to January 1, 2002, which impacted Hudson City Savings as the tax rate was increased from 3% to 9%. The State also introduced a new tax, the Alternative Minimum Assessment (“AMA”), which for Hudson City Savings is based on New Jersey gross receipts. Hudson City Savings, under the new legislation, must calculate its corporate business tax and the AMA, then pay the higher amount. In future years, if the corporate business tax is greater than the AMA paid in prior years, Hudson City Savings may apply the prepaid AMA against its corporate business taxes (up to 50% of the corporate business tax, subject to certain limitations). Hudson City Savings is not currently under audit with respect to its New Jersey income tax returns and Hudson City Savings’ state tax returns have not been audited for the past five years.

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

Delaware State Taxation. As a Delaware holding company not earning income in Delaware, Hudson City Bancorp is exempt from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

Item 2. Properties.

During 2003, we conducted our business through our executive office, located in Paramus, NJ, our operations center, located in Glen Rock, NJ, and 81 branch offices. At December 31, 2003, we owned 29 of our locations and leased the remaining 54. Our lease arrangements are typically long-term arrangements with third-parties that generally contain several options to renew at the expiration date of the lease.

For additional information regarding our lease obligations, see Note 7 of Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data.”

Item 3. Legal Proceedings.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended December 31, 2003 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

On July 13, 1999, Hudson City Bancorp, Inc. common stock commenced trading on the Nasdaq National Market under the symbol “HCBK.” The table below shows the reported high and low sales prices of the common stock during the periods indicated. Certain share, per share and dividend information reflects the 100% stock dividend that was effective June 17, 2002.

	Sales Price		Dividend Information
			Amount
	High	Low	Per Share	Date of Payment
2002
First quarter	$16.30	$12.95	$0.075	March 1, 2002
Second quarter	21.50	15.70	0.08	June 3, 2002
Third quarter	19.75	13.34	0.09	September 3, 2002
Fourth quarter	20.00	15.67	0.10	December 2, 2002
2003
First quarter	20.45	18.55	0.11	March 3, 2003
Second quarter	26.45	20.05	0.12	June 2, 2003
Third quarter	30.96	25.36	0.14	September 2, 2003
Fourth quarter	38.48	30.68	0.15	December 1, 2003

On January 22, 2004, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of sixteen cents ($0.16) per common share outstanding that was paid on March 1, 2004 to stockholders of record as of the close of business on February 6, 2004. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.

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

As the principal asset of Hudson City Bancorp, Hudson City Savings will provide the principal source of funds for the payment of dividends by Hudson City Bancorp. Hudson City Savings is subject to certain restrictions that may limit its ability to pay us dividends. Hudson City Savings may not pay dividends to Hudson City Bancorp if paying such dividends would cause it to fail to meet capital requirements or cause its stockholders’ equity to be reduced below the amounts required for its liquidation account. See Note 2 of Notes to Consolidated Financial Statements in Item 8 of this report for a further discussion of the liquidation account.

As of February 26, 2004, there were approximately 17,069 holders of record of Hudson City Bancorp common stock.

The following table reports information regarding repurchases of our common stock during the fourth quarter of 2003 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1) (2)
October 1, 2003 – October 31, 2003	438,425	$32.23	438,425	8,803,971
November 1, 2003-November 30, 2003	177,550	34.37	177,550	8,626,421
December 1, 2003-December 31,2003	960,000	35.82	960,000	7,666,421

Total	1,575,975	34.66	1,575,975

(1)	On March 20, 2003, Hudson City Bancorp announced the adoption of its fifth Stock Repurchase Program, which authorized the purchase of up to 9,525,000 shares of common stock. This program has no expiration date and has 7,666,421 shares yet to be purchased as of December 31, 2003.

(2)	No repurchase plan or program has expired or been terminated during the quarter.

Item 6. Selected Financial Data

The summary information presented below under “Selected Financial Condition Data,” “Selected Operating Data” and “Selected Financial Ratios and Other Data” at or for each of the years presented is derived in part from the audited consolidated financial statements of Hudson City Bancorp and Hudson City Savings. The following information is only a summary and you should read it in conjunction with our audited consolidated financial statements in Item 8 of this document. Certain share, per share and dividend information reflects the 100% stock dividend that was effective June 17, 2002.

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Selected Financial Condition Data:
Total assets	$17,033,360	$14,144,604	$11,426,768	$9,380,373	$8,518,865
Loans	8,803,066	6,970,900	5,968,171	4,872,740	4,305,875
Federal Home Loan Bank of New York stock	164,850	137,500	81,149	73,629	—
Investment securities available for sale	2,243,812	560,932	167,427	876,667	812,058
Mortgage-backed securities held to maturity	4,292,444	4,734,266	4,478,488	3,262,035	3,097,072
Mortgage-backed securities available for sale	1,130,257	1,391,895	530,690	—	—
Total cash and cash equivalents	254,584	240,796	101,814	187,111	200,839
Foreclosed real estate, net	1,002	1,276	250	438	367
Total deposits	10,453,780	9,138,629	7,912,762	6,604,121	6,688,044
Total borrowed funds	5,150,000	3,600,000	2,150,000	1,250,000	300,000
Total stockholders’ equity	1,329,366	1,316,083	1,288,736	1,464,569	1,479,040

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Selected Operating Data:
Total interest and dividend income	$777,328	$784,217	$690,498	$614,041	$536,081
Total interest expense	376,354	395,774	403,427	360,039	298,832

Net interest income	400,974	388,443	287,071	254,002	237,249
Provision for loan losses	900	1,500	1,875	2,130	2,350

Net interest income after provision for loan losses	400,074	386,943	285,196	251,872	234,899

Non-interest income:
Service charges and other income	5,338	5,947	4,694	4,541	4,752
Gains (losses) on securities transactions, net	24,326	2,066	—	—	(7)

Total non-interest income	29,664	8,013	4,694	4,541	4,745

Total non-interest expense	102,527	93,541	81,824	78,997	68,408

Income before income tax expense	327,211	301,415	208,066	177,416	171,236
Income tax expense	119,801	109,382	73,517	62,590	63,850

Net income	$207,410	$192,033	$134,549	$114,826	$107,386

Basic earnings per share (1)	$1.14	$1.04	$0.69	$0.52	$0.24

Diluted earnings per share (1)	$1.11	$1.01	$0.68	$0.52	$0.24

(1)	The 1999 earnings per share data is from the date of reorganization (July 13, 1999).

	At or for the Year Ended December 31,
	2003		2002		2001		2000		1999
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	1.34%		1.50%		1.32%		1.29%		1.32%
Return on average stockholders’ equity	15.38		14.84		10.09		7.87		9.05
Net interest rate spread (1)	2.37		2.66		2.12		1.91		2.18
Net interest margin (2)	2.65		3.10		2.87		2.90		2.98
Non-interest expense to average assets	0.66		0.73		0.80		0.89		0.84
Efficiency ratio (3)	23.81		23.59		28.04		30.55		28.27
Dividend pay-out ratio (4)	45.61		33.17		34.06		27.88		10.42
Cash dividends paid per common share (4)	$0.52		$0.345		$0.235		$0.145		$0.025
Average interest-earning assets to average interest-bearing liabilities	1.11	x	1.14	x	1.19	x	1.24	x	1.21	x
Capital Ratios:
Average stockholders’ equity to average assets	8.73%		10.12%		13.05%		16.35%		14.60%
Stockholders’ equity to assets	7.80		9.30		11.28		15.61		17.36
Stockholders’ equity per common share	$7.33		$7.22		$6.87		$6.89		$6.50
Regulatory Capital Ratios (5):
Bank:
Leverage capital	7.52%		8.85%		10.64%		14.16%		15.27%
Total risk-based capital	20.89		26.81		31.96		43.06		47.16
Bancorp:
Leverage capital	8.14%		9.48%		11.55%		16.45%		18.54%
Total risk-based capital	22.56		28.67		34.66		49.90		57.06
Asset Quality Ratios:
Non-performing loans to total loans	0.23%		0.29%		0.26%		0.27%		0.33%
Non-performing assets to total assets	0.12		0.15		0.14		0.14		0.17
Allowance for loan losses to non-performing loans	131.09		126.27		153.44		170.67		142.65
Allowance for loan losses to total loans	0.30		0.37		0.40		0.45		0.46
Other Data:
Weighted average number of common shares outstanding:
basic	182,568,936		184,928,344		195,862,296		219,014,380		229,534,662
diluted	187,673,653		190,005,378		198,987,520		219,937,552		229,534,662
Number of deposit accounts	491,293		503,998		495,871		463,369		470,815
Branches	81		81		80		79		75

(1)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(2)	Determined by dividing net interest income by average total interest-earning assets.

(3)	Determined by dividing total non-interest expense by the sum of net interest income and total non-interest income.

(4)	The 1999 data is from the date of reorganization (July 13, 1999).

(5)	Ratios determined pursuant to FDIC regulations. As a converted institution, Hudson City Savings is subject to the capital requirements under OTS regulations. Hudson City Bancorp, as a savings and loan holding company, is no longer subject to regulatory capital requirements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with Hudson City Bancorp’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in Item 8, and the other statistical data provided elsewhere in this document.

Executive Summary

Our results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing demand deposits and borrowed funds. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Our results are also affected by the price of our stock, as the expense of certain of our employee stock compensation plans are related to the current price of our common stock.

We experienced a historically low interest rate environment during 2003. Market interest rates, which began to decline in 2001, continued to decrease during the first six months of 2003. In particular, long-term interest rates decreased while short-term interest rates remained relatively stable. This environment had an adverse impact on our earnings as the rates on our interest-earning assets are generally based upon long-term interest rates while the rates paid on our interest-bearing liabilities are generally based upon short-term rates.

During the third quarter of 2003 there was a modest increase in long-term interest rates, which, combined with the subsequent positive economic news, stabilized the interest rate environment, though we did experience a modest decrease in long-term rates during January 2004. This stabilized rate environment and increase in long-term interest rates helped improve our net interest rate margin and net interest rate spread in the fourth quarter of 2003 when compared to the prior quarters reported in 2003. If rates remain stable or long-term interest rates increase, we believe the resulting situation could have a positive impact on our earnings, net interest margin and net interest spread in 2004.

The low long-term interest rate environment caused an acceleration of prepayment activity on our mortgage-backed securities, and caused an acceleration of prepayment, refinancing and modification activity on our mortgage loans during the first nine months of 2003. The higher level of prepayment activity subsequently caused an acceleration of the amortization of the net premium on these mortgage-related assets, which had an adverse impact on our net interest income. The reinvestment of the proceeds from the accelerated prepayment activity at the prevailing lower interest rates and the decreased interest rates on our mortgage loans that were refinanced or modified contributed to the narrowing of our interest rate spread and net interest margin, and a reduction in the growth of our net interest income. The modest increase in long-term interest rates during the third quarter of 2003 caused a slowing of the prepayment, refinancing and modification activity on these assets during the fourth quarter of 2003. If the prepayment, refinancing and modification activity remains stable or continues to decline in 2004, and the amortization of the net premium on our mortgage-related assets also declines, we believe the resulting situation could have a positive impact on our earnings, net interest margin and net interest spread in 2004

This same low interest rate environment also afforded us the opportunity to realize gains on certain of our mortgage-backed and investment securities prior to interest rate changes, such as the long-term rate increase seen in July 2003, which would have adversely affected their fair market value. The low market interest rates caused increases in the fair market value of the variable-rate portion of our mortgage-backed securities portfolio, as these variable-rate securities had annual rate change limits. The cash flows from the sales of these securities were reinvested in fixed-rate securities.

During 2003, we continued to grow our balance sheet consistent with the capital management and growth strategies we employed during recent periods. Our balance sheet growth, primarily due to increases in fixed-rate callable government-sponsored agency securities and first mortgage loans, was funded principally by customer deposits and borrowed funds. The growth in our core investment of residential first mortgage loans was due to our continued strong levels of loan originations and loan purchases, despite their high level of prepayment activity. The growth in customer deposits was primarily due to the continued success of our interest-bearing High Value Checking account. Borrowed funds were increased to meet the goals of our growth strategies and to take advantage of the current low interest rate environment. During 2003, these initiatives helped us to increase our core investments in mortgage loans by 26.3%, increase our customer deposits by 14.3% and grow our total assets by 20.4%, or $2.89 billion. It was because of our ability to grow our business with low cost interest-bearing liabilities that we were able to increase our net interest income during 2003.

We expect to continue to grow through internal expansion primarily through the origination and purchase of mortgage loans, while purchasing mortgage-backed securities and investment securities as a supplement to our mortgage loans. The primary funding for our growth is expected to come from customer deposits, using borrowed funds to supplement our deposit initiatives as a funding source. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices. We have currently received approval for the opening of four new offices, including one in Suffolk County, New York, and intend to file for regulatory approval for at least five more during 2004. The conversion to a federal charter gives us greater flexibility to expand our branch network into markets outside New Jersey.

In the fourth quarter of 2003, Hudson City Savings applied for and was granted approval to convert from a New Jersey chartered savings bank to a federally chartered savings bank. The conversion to a federal charter was effective January 1, 2004. Under this new charter, Hudson City Savings, Hudson City Bancorp and Hudson City, MHC will be subject to supervision and examination by the Office of Thrift Supervision, or OTS. In the first quarter of 2004, we applied for and were granted approval to waive dividends payments to Hudson City, MHC, the holding company of Hudson City Bancorp. This dividend waiver will provide additional operating capital at Hudson City Bancorp.

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

The interest rate environment experienced during 2003, where long-term rates decreased and short-term rates remained relatively stable, had an adverse impact on our net interest income as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off long-term rates while our interest-bearing liabilities generally price off short-term rates. The rate changes experienced during 2003 generally flattened the yield curve, though the yield curve did remain relatively steep. The flattening yield curve, where the spread between long-term interest rates and short-term interest rates decreases, had an adverse impact on our net interest income, as the interest rate spread between our interest-earning assets and interest-bearing liabilities decreased. Additionally, the impact on our interest income due to interest rate changes is generally felt in later periods than the impact on our interest expense due to the timing of the recording on the balance sheet of our interest-earning assets and interest-bearing liabilities. The recording of interest-earning assets on the balance sheet generally lags the current market rate due to commitment periods of up to three months, while the recording of interest-bearing liabilities on the balance sheet generally times the current market. A steep yield curve, where the difference in interest rates is greater in the long-term time periods, could be beneficial to our net interest income as the interest rate spread between our originated interest-earning assets and interest-bearing liabilities would be larger.

Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our mortgage-related assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. The historically low market interest rates experienced during 2003 increased the prepayment activity on our mortgage-related assets, which had an adverse impact on our net interest income, interest rate spread and net interest margin. The rate increase experienced in the second half of 2003 slowed the prepayment activity on our mortgage-related assets. If the activity continues to decline or stabilizes, the resulting situation could have a positive impact on our net interest income in 2004.

The primary objectives of our interest rate risk management strategy are to:

•	evaluate the interest rate risk inherent in certain balance sheet accounts;

•	determine the appropriate level of interest rate risk given our business plan, the current business environment and our capital and liquidity requirements; and

•	manage interest rate risk in a manner consistent with the approved guidelines and policies set by our Board of Directors.

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

Historically, our lending activities have emphasized one- to four-family first and second mortgage loans. We believe that the frequent repricing of adjustable-rate mortgage loans and adjustable-rate securities, which reduces the exposure to interest rate fluctuations, would benefit our long-term profitability. However, the prevailing interest rate environment has resulted in increased demand for fixed-rate first mortgage loans. The result has been an increase in the proportion of fixed-rate loans in our portfolio. This may have an adverse impact on our net interest income, particularly in a rising interest rate environment.

The purchase of real estate mortgage investment conduits (“REMIC”) to supplement our purchases of adjustable-rate mortgage-backed securities has given us additional interest rate risk protection. At their date of purchase, these REMIC securities generally had shorter weighted-average lives than traditional mortgage-backed security purchases due to their prepayment schedules. However, since the REMIC purchases have fixed interest rates, the weighted-average life will vary with changes in market interest rates.

Our primary source of funds has been deposits, consisting primarily of time deposits and the interest-bearing High Value Checking demand account, which have substantially shorter terms to maturity than the loan portfolio. We use securities sold under agreements to repurchase and FHLB advances as additional sources of funds. These borrowings are generally long-term to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk. Certain of these borrowings have call options that could shorten their maturities in a changing interest rate environment.

Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Instead, our real estate loan portfolio, the majority of which is located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2003 and did not have any such hedging transactions in place at December 31, 2003. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

Gap Analysis. The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate-sensitive” and by monitoring a financial institution’s interest rate sensitivity “gap.” An asset or liability is said to be “interest rate-sensitive” within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.

A gap is considered positive when the amount of interest-earning assets maturing or repricing within a specific time period exceeds the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing within a specific time period exceeds the amount of interest-earning assets maturing or repricing within that same period. During a period of rising interest rates, a financial institution with a negative gap position would be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yields of its assets and thus a decrease in the institution’s net interest income. An institution with a positive gap position would be expected, absent the effect of other factors, to experience the opposite result. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to reduce net interest income.

The following table, referred to as the gap table, presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which we anticipate to reprice or mature in each of the future time periods shown. Except as stated below, we determined the amounts of assets and liabilities shown which reprice or mature during a particular period in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability. The information presented in the gap table is also based on the following assumptions:

•	we assumed an annual prepayment rate of 30.0% for mortgage loans repricing or maturing after one year;

•	we assumed an annual prepayment rate of 30.0% for mortgage-backed securities repricing or maturing after one year;

•	we reported savings accounts that had no stated maturity using decay rates of: 2.5% in less than six months, 2.5% in six months to one year, 5% in one year to two years, 5% in two years to three years, 10% in three years to five years, and 75% in over five years;

•	we reported interest-bearing demand accounts that had no stated maturity using decay rates of : 2.5% in less than six months, 2.5% in six months to one year, 10% in one to two years, 10% in two to three years, 20% in three years to five years, and 55% in over five years;

•	we reported money market accounts that had no stated maturity using decay rates of: 2.5% in less than six months, 2.5% in six months to one year, 10% in one to two years, 10% in two to three years, 20% in three years to five years, and 55% in over five years;

•	we assumed $50.0 million of callable federal agency securities, which are reported at maturity date, will be called in less than six months.

In 2002, the prepayment assumptions for both mortgage loans and mortgage-backed securities were 30.0%. We have maintained this level of prepayment assumptions on our mortgage-related assets, notwithstanding the slowing of prepayment activity in the fourth quarter of 2003, as market interest rates are still at historical low levels. We also believe the 30% prepayment assumption is supported by the fact that a significant portion of our portfolio is in the active New Jersey real estate market and is primarily over the conforming amount. We believe these loans will tend to prepay at higher levels than other types of loans.

Our determination of deposit decay rates is based on regulatory guidance, as modified by our historical experience. The change in decay rates from our 2002 gap analysis reflected the recent growth experience in our non-maturity deposits and the one-year experience of our portfolio. Had these decay rate assumptions used in the 2003 gap analysis been applied to the 2002 analysis, and all other assumptions remained the same, the cumulative one-year interest rate sensitivity gap as a percent of total assets would have been positive 2.95%.

Deposit decay rates, prepayment rates and anticipated calls of investment securities or borrowed funds can have a significant impact on the estimated interest sensitivity gap. While we believe that our assumptions are reasonable, they may not be indicative of actual future deposit decay activity, mortgage and mortgage-backed securities prepayments, and the actual timing of calls of federal agency bonds. We have excluded non-accrual mortgage loans totaling $4,401,000 and non-accrual other loans totaling $102,000 from the table.

As indicated in the gap table at December 31, 2003, our interest-bearing assets maturing or repricing within one year exceeded our interest-earning liabilities maturing or repricing within the same period by $434.3 million compared with our interest-bearing liabilities exceeding our interest-earning assets by $15.4 million at December 31, 2002. This represented a cumulative one-year interest rate sensitivity gap as a percent of total assets of positive 2.6% at December 31, 2003 compared with negative 0.1% at

December 31, 2002. The ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year was 108.9% at December 31, 2003 compared with 99.7% at December 31, 2002.

The change in these ratios, year-to-year, was partially due to the lengthening of the decay rate assumptions on our non-maturity deposits. The change also reflected the growth of borrowed funds in the current year with maturities in excess of one year, the shift of time deposit maturities to over one year due to pricing strategies, and the growth of our High Value Checking account, which we have estimated to have a decay rate in excess of one year of 95%.

	At December 31, 2003
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,343,426	$1,355,747	$1,799,108	$1,263,598	$1,104,432	$1,798,075	$8,664,386
Consumer and other loans	28,291	560	1,380	2,244	16,332	85,370	134,177
Federal funds sold	63,600	—	—	—	—	—	63,600
Mortgage-backed securities	1,150,167	1,148,744	937,539	656,431	473,790	1,056,030	5,422,701
FHLB stock	164,850	—	—	—	—	—	164,850
Investment securities	60,813	100	95	12	71,683	2,112,475	2,245,178

Total interest-earning assets	2,811,147	2,505,151	2,738,122	1,922,285	1,666,237	5,051,950	16,694,892

Interest-bearing liabilities:
Savings accounts	24,306	24,920	47,177	47,177	94,355	707,660	945,595
Interest-bearing demand accounts	70,223	70,223	280,890	280,890	561,780	1,544,895	2,808,901
Money market accounts	15,595	15,595	62,382	62,382	124,762	343,095	623,811
Time deposits	3,213,110	1,398,063	745,077	137,104	185,624	—	5,678,978
Borrowed funds	50,000	—	—	650,000	100,000	4,350,000	5,150,000

Total interest-bearing liabilities	3,373,234	1,508,801	1,135,526	1,177,553	1,066,521	6,945,650	15,207,285

Interest rate sensitivity gap	$(562,087)	$996,350	$1,602,596	$744,732	$599,716	$(1,893,700)	$1,487,607

Cumulative interest rate sensitivity gap	$(562,087)	$434,263	$2,036,859	$2,781,591	$3,381,307	$1,487,607

Cumulative interest rate sensitivity gap as a percent of total assets	(3.30)%	2.55%	11.96%	16.33%	19.85%	8.73%
Cumulative interest-earning assets as a percent of interest-bearing liabilities	83.34%	108.90%	133.85%	138.66%	140.93%	109.78%

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

Present Value of Equity. In addition to the gap analysis, we also use a simulation model to monitor interest rate risk. This model reports the present value of equity in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. The present value of equity is the difference between the estimated fair value of interest rate-sensitive assets and liabilities. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed-rate, adjustable-rate, caps, floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed-rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in the market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.

The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2003. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table. Our current policy sets a maximum percentage change in the present value of equity of 55% from the current, or zero basis point, present value of equity, given an instantaneous and parallel increase or decrease of 200 basis points. We feel this percent change is acceptable given the high equity ratios we currently report.

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
Change in	Dollar	Dollar	Percent	Present	Percent
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)	(Dollars in thousands)
200	$1,408,411	$(756,816)	(34.95)%	8.98%	(28.90)%
150	1,631,805	(533,422)	(24.64)	10.16	(19.56)
100	1,828,672	(336,555)	(15.54)	11.14	(11.80)
50	2,048,743	(116,484)	(5.38)	12.19	(3.48)
0	2,165,227	—	—	12.63	—
(50)	2,113,798	(51,429)	(2.38)	12.20	(3.40)
(100)	1,986,291	(178,936)	(8.26)	11.40	(9.74)

At December 31, 2002, the percent change in the present value of equity in the 200 basis point increase scenario was negative 20.93% and in the 100 basis point decrease scenario it was negative 12.64% compared with the table above. The decreases in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios in the December 31, 2003 analysis were primarily due to the high percentage of fixed-rate mortgage loans and mortgage-backed securities in our portfolio. Generally, these assets will not reprice in a rising rate environment. The decreases in the present value of equity and the percent change in the present value of equity in the decreasing rate scenarios in the December 31, 2003 analysis were primarily due to the growth of our fixed-rate borrowed funds and the growth in our interest-bearing High Value Checking account in this low interest rate environment. Fixed-rate borrowed funds, even those with call options, generally do not reprice in a decreasing rate environment. We believe the 150 and 200 basis point decrease scenarios may not be meaningful given the prevailing low market interest rate environment and are not presented in the table.

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

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for 2003, 2002 and 2001. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	For the Year Ended December 31,
	2003				2002
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$6,989,907	$414,417	5.93%		$6,352,764	$440,073	6.93%
Consumer and other loans	129,087	8,379	6.49		139,432	10,027	7.19
Federal funds sold	170,302	1,794	1.05		153,773	2,427	1.58
Mortgage-backed securities, at amortized cost	5,948,336	268,235	4.51		5,461,673	307,743	5.63
Federal Home Loan Bank stock	156,721	4,424	2.82		101,591	5,002	4.92
Investment securities at amortized cost	1,733,236	80,079	4.62		315,153	18,945	6.01

Total interest-earning assets	15,127,589	777,328	5.14		12,524,386	784,217	6.26

Noninterest-earning assets	325,230				263,718

Total assets	$15,452,819				$12,788,104

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings accounts	$927,191	10,680	1.15		$869,823	17,212	1.98
Interest-bearing demand accounts	1,971,581	43,516	2.21		370,843	9,450	2.55
Money market accounts	623,442	6,889	1.10		593,021	11,697	1.97
Time deposits	5,970,416	148,254	2.48		6,311,562	217,416	3.44

Total deposits	9,492,630	209,339	2.21		8,145,249	255,775	3.14
Borrowed funds	4,090,459	167,015	4.08		2,854,658	139,999	4.90

Total interest-bearing liabilities	13,583,089	376,354	2.77		10,999,907	395,774	3.60

Noninterest-bearing liabilities:
Noninterest-bearing deposits	409,220				391,865
Other noninterest-bearing liabilities	111,706				102,001

Total noninterest-bearing liabilities	520,926				493,866

Total liabilities	14,104,015				11,493,773
Stockholders’ equity	1,348,804				1,294,331

Total liabilities and stockholders’ equity	$15,452,819				$12,788,104

Net interest income		$400,974				$388,443

Net interest rate spread (2)			2.37%				2.66%
Net interest-earning assets	$1,544,500				$1,524,479

Net interest margin (3)			2.65%				3.10%
Ratio of interest-earning assets to interest-bearing liabilities			1.11	x			1.14	x

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Year Ended December 31,
	2001
			Average
	Average		Yield/
	Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$5,204,953	$381,135	7.32%
Consumer and other loans	153,978	11,959	7.77
Federal funds sold	153,495	5,436	3.54
Mortgage-backed securities, at amortized cost	4,036,100	262,914	6.51
Federal Home Loan Bank stock	79,418	4,536	5.71
Investment securities at amortized cost	389,472	24,518	6.30

Total interest-earning assets	10,017,416	690,498	6.89

Noninterest-earning assets	203,567

Total assets	$10,220,983

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings accounts	$776,388	17,497	2.25
Interest-bearing demand accounts	94,197	1,486	1.58
Money market accounts	465,021	10,731	2.31
Time deposits	5,381,517	277,293	5.15

Total deposits	6,717,123	307,007	4.57
Borrowed funds	1,731,918	96,420	5.57

Total interest-bearing liabilities	8,449,041	403,427	4.77

Noninterest-bearing liabilities:
Noninterest-bearing deposits	351,970
Other noninterest-bearing liabilities	86,494

Total noninterest-bearing liabilities	438,464

Total liabilities	8,887,505
Stockholders’ equity	1,333,478

Total liabilities and stockholders’ equity	$10,220,983

Net interest income		$287,071

Net interest rate spread (2)			2.12%
Net interest-earning assets	$1,568,375

Net interest margin (3)			2.87%
Ratio of interest-earning assets to interest-bearing liabilities			1.19	x

(1) Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2) Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(3) Determined by dividing net interest income by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the extent to which the changes in interest rates and the changes in volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

•	changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	changes attributable to changes in rate (changes in rate multiplied by prior volume); and

•	the net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2003 Compared to 2002			2002 Compared to 2001
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
First mortgage loans, net	$41,578	$(67,234)	$(25,656)	$80,168	$(21,230)	$58,938
Consumer and other loans	(713)	(935)	(1,648)	(1,079)	(853)	(1,932)
Federal funds sold	242	(875)	(633)	10	(3,019)	(3,009)
Mortgage-backed securities	25,625	(65,133)	(39,508)	83,795	(38,966)	44,829
Federal Home Loan Bank stock	2,064	(2,642)	(578)	1,150	(684)	466
Investment securities	66,479	(5,345)	61,134	(4,490)	(1,083)	(5,573)

Total	135,275	(142,164)	(6,889)	159,554	(65,835)	93,719

Interest-bearing liabilities:
Savings accounts	1,075	(7,607)	(6,532)	1,956	(2,241)	(285)
Interest-bearing demand accounts	35,492	(1,426)	34,066	6,587	1,377	7,964
Money market accounts	573	(5,381)	(4,808)	2,690	(1,724)	966
Time deposits	(11,222)	(57,940)	(69,162)	42,506	(102,383)	(59,877)
Borrowed funds	53,248	(26,232)	27,016	56,334	(12,755)	43,579

Total	79,166	(98,586)	(19,420)	110,073	(117,726)	(7,653)

Net change in net interest income	$56,109	$(43,578)	$12,531	$49,481	$51,891	$101,372

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

During 2003, our total assets increased $2.89 billion, or 20.4%, to $17.03 billion at December 31, 2003 from $14.14 billion at December 31, 2002. Loans increased $1.83 billion, or 26.3%, to $8.80 billion at December 31, 2003 from $6.97 billion at December 31, 2002. The increase in loans reflected a significant increase in our loan purchase activity as well as our continued focus on the origination of one- to four-family first mortgage loans, consistent with our growth strategies. For 2003, we originated first mortgage loans of $2.17 billion and purchased first mortgage loans of $3.21 billion, compared with originations of $1.84 billion and purchases of $1.72 billion for 2002. Loan purchases exceeded originations due to their availability in the high prepayment activity environment experienced during 2003 and the growth initiatives employed by us in recent periods. These first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans and were primarily fixed-rate loans. At December 31, 2003, fixed-rate mortgage loans accounted for 90.9% of our first mortgage loan portfolio compared with 86.5% at December 31, 2002. This percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice as would adjustable-rate loans. The strong levels of loan originations and purchases during 2003 reflected the continuation of the impact of the low interest rate environment.

During 2003, due to the low long-term interest rate environment, $530.4 million of our loan originations were the result of refinancing of our existing mortgage loans. The dollar amount of refinancing of existing mortgage loans was included in total loan originations. We allow certain customers to modify, for a fee, their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to low long-term interest rates. In general, all terms and conditions of the existing mortgage loan remain the same except the adjustment of the interest rate to the currently offered fixed-rate product with a similar term to maturity or to a reduced term at the request of the borrower. Modifications of our existing mortgage loans during the 2003 were approximately $1.46 billion. These loan modifications were not reflected in loan origination totals. We feel loan refinancing and modification activity are directly tied to the level of interest rates. As rates have increased in the second half of 2003 and have remained relatively stable since, we feel these amounts may not be as high in 2004.

The loan purchases were made pursuant to our wholesale loan purchase program established to supplement our retail loan originations. The purchasing agreements, as established with each seller/servicer, contain parameters as to the loans that can be included in each package. These parameters, such as maximum loan size and maximum loan-to-value ratio, conform to parameters generally utilized by us to originate mortgage loans. Purchased loan packages are subject to internal due diligence procedures that may include review of individual loan files. This review subjects the purchased loan file to substantially the same underwriting standards used in our own loan origination process. Loan packages purchased include mortgage loans secured by properties located primarily in the east coast corridor states between Massachusetts and North Carolina, and in Michigan and Illinois.

Investment securities available for sale increased $1.68 billion to $2.24 billion at December 31, 2003 from $560.9 million at December 31, 2002. The increase in investment securities available for sale primarily reflected the investment of part of the cash flow from the high levels of prepayment activity on our mortgage-related assets into investment securities. The increase in investment securities also reflected our decision to shorten the overall weighted-average life of our assets by investing in callable government-sponsored agency securities with initial call dates of three months to one year and terms to maturity of generally under ten years. Mortgage-backed securities decreased $703.5 million, or 11.5%, to $5.42 billion at December 31, 2003 from $6.13 billion at December 31, 2002. This decrease was primarily due to the high level of prepayment activity and sales of approximately $1.37 billion of our mortgage-backed securities during 2003.

The $27.4 million increase in Federal Home Loan Bank (“FHLB”) stock to $164.9 million at December 31, 2003, was due to the amount of stock we were required by the FHLB to hold. The $24.5 million increase in other assets was primarily due to an increase in our deferred tax asset calculations as required by generally accepted accounting principles.

Total liabilities increased $2.87 billion, or 22.4%, to $15.70 billion at December 31, 2003 compared with $12.83 billion at December 31, 2002. Total deposits increased $1.31 billion, or 14.3%, to $10.45 billion at December 31, 2003 from $9.14 billion at December 31, 2002. The increase in total deposits was primarily used to fund our growth initiatives. Interest-bearing deposits increased $1.31 billion primarily due to an increase of $1.77 billion in our interest-bearing High Value Checking account product. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account product. We view our interest-bearing High Value Checking account as an attractive alternative to cash management accounts offered by brokerage firms. This account offers unlimited checking, no charge on-line banking, no charge bill payment and debit card availability as part of the product, and pays an interest rate generally above competitive market rates. The balance in the High Value Checking account at December 31, 2003 was $2.71 billion compared with $943.2 million at December 31, 2002. This growth in interest-bearing deposits was partially offset by a $508.9 million decrease in time deposits. Although our time deposit rates are competitive, we believe the decrease in time deposits was due, in part, to transfers to our High Value Checking account.

Borrowed funds increased $1.55 billion, or 43.1%, to $5.15 billion at December 31, 2003 from $3.60 billion at December 31, 2002. The additional borrowed funds were primarily used to fund asset growth consistent with our capital management strategy. Borrowed funds were comprised of $3.20 billion of securities sold under agreements to repurchase and $1.95 billion of FHLB advances. Securities pledged as collateral against our securities sold under agreements to repurchase had a market value at December 31, 2003 of approximately $3.47 billion. Advances from the FHLB utilize our mortgage portfolio as collateral. The $2.03 billion in new borrowings had initial call dates of three months to three years from the date of borrowing. These short- and intermediate-term borrowed funds complement the $3.60 billion of previously existing long-term borrowings. During 2003 we also restructured certain of our borrowed funds, which resulted in the extension of the weighted-average maturity and lowered the contract interest rate.

Total stockholders’ equity increased $13.3 million, or 1.0%, to $1.33 billion at December 31, 2003 from $1.32 billion at December 31, 2002. The increase was primarily the result of net income for 2003 of $207.4 million, an increase of $11.0 million due to the exercise of approximately 1.5 million stock options, and an increase of $14.2 million due to the commitment of shares for our stock-related employee benefit plans. Partially offsetting these increases in stockholders’ equity were repurchases of approximately 3.7 million shares of our common stock at an aggregate cost of $101.1 million, cash dividends declared and paid to common stockholders of $95.6 million and a $30.2 million decrease in accumulated other comprehensive income due to the decrease in the overall market value of our investment and mortgage-backed securities available for sale, reflecting a generally lower interest rate environment.

At December 31, 2003, the ratio of total stockholders’ equity to total assets was 7.80% compared with 9.30% at December 31, 2002. For the year ended December 31, 2003, the ratio of average stockholders’ equity to average assets was 8.73% compared with 10.12% for the year ended December 31, 2002. The decrease in these ratios was primarily due to our capital management strategy of planned asset growth, and a slower percentage growth in stockholders’ equity as compared to the percentage growth in assets, due to payment of cash dividends and stock repurchases. Stockholders’ equity per common share was $7.33 at December 31, 2003 compared with $7.22 at December 31, 2002.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002

General. Net income was $207.4 million for the year ended December 31, 2003, an increase of $15.4 million, or 8.0%, compared with net income of $192.0 million for the year ended December 31, 2002. Basic and diluted earnings per common share were $1.14 and $1.11, respectively, for 2003 compared with basic and diluted earnings per share of $1.04 and $1.01, respectively, for 2002. For the year ended December 31, 2003 our return on average stockholders’ equity was 15.38% compared with 14.84% for

2002. The increase in the return on average stockholders’ equity was primarily due to the growth of our net income and a slower percentage growth in stockholders’ equity as compared to the percentage growth in assets due to payment of cash dividends and stock repurchases. Our return on average assets for 2003 was 1.34% compared with 1.50% for 2002. The decrease in the return on average assets was primarily due to the lower net interest margin due to the low interest rate environment. The decline in the return on average assets also reflected our overall balance sheet growth.

Interest and Dividend Income. Total interest and dividend income decreased $6.9 million, or 0.9%, to $777.3 million for the year ended December 31, 2003 compared with $784.2 million for the year ended December 31, 2002. The decrease in total interest and dividend income was primarily due to a 112 basis point decrease in the average yield on interest-earning assets to 5.14% for 2003 from 6.26% for 2002, reflecting yield declines to varying degrees in all asset categories. The impact on interest and dividend income from the decrease in the weighted-average yield on our interest-earning assets was partially off-set by an increase in the average balance of total interest-earning assets of $2.61 billion, or 20.8%, to $15.13 billion for the year ended December 31, 2003 compared with $12.52 billion for the year ended December 31, 2002.

The $25.7 million decrease in interest and fee income on first mortgage loans was primarily due to a 100 basis point decrease in the average yield, which reflected the large volume of loan origination and purchase activity during the low long-term interest rate environment of 2003 and the acceleration of the amortization of the net premium on these assets due to the high levels of modification and refinancing activity. The decrease in mortgage loan income due to the decreases in yields was partially off-set by a $637.1 million increase in the average balance of first mortgage loans, which reflected internal growth that was consistent with our capital management strategy and growth initiatives.

The $39.5 million decrease in interest income on mortgage-backed securities was primarily due to a 112 basis point decrease in the average yield on mortgage-backed securities, which reflected the significant turnover in the portfolio, the downward repricing of our adjustable-rate securities during the low interest rate environment of 2003 and the acceleration of the net premium on these assets. The decrease in income on mortgage-backed securities due to the decrease in yield was partially off-set by the impact of a $486.7 million increase in the average balance of mortgage-backed securities, which reflected our internal growth initiatives. If short-term market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits that are part of the terms of the securities, which have limited the extent our adjustable-rate securities may have adjusted in prior periods.

The $61.1 million growth in interest and dividends on investment securities available for sale was primarily due to an increase in the average balance of $1.42 billion, which reflected the investment of certain of the cash flows from the high level of prepayment activity on our mortgage-related assets into investment securities, and the decision to shorten the overall weighted-average life of our assets by investing in callable securities with initial call dates of three months to one year. The increase in income on investment securities due to the increase in the average balance was partially off-set by a 139 basis point decrease in the average yield on our investment securities, which reflected the large volume of purchases made during the low interest rate environment of 2003. We expect to continue to grow our assets by originating and purchasing first mortgage loans as our primary growth strategy, while purchasing mortgage-backed and investment securities to supplement our loan growth, and assist in the management of interest rate risk. If the interest rate environment remains stable, and the prepayment activity continues to decline, we believe the resulting situation would have a positive impact on our interest income in 2004.

Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, decreased $19.4 million, or 4.9%, to $376.4 million for the year ended December 31, 2003 from $395.8 million for the year ended December 31, 2002. This decrease was primarily due to a decrease in the average cost of interest-bearing liabilities of 83 basis points to 2.77% for 2003 from 3.60% for 2002. The impact of the decline in the average cost of interest-bearing liabilities was offset, in part, by an increase in the average balance of total interest-bearing liabilities of $2.58 billion, or 23.5%, to $13.58 billion for 2003 from $11.00 billion for 2002.

Interest expense on borrowed funds increased $27.0 million primarily due to an increase in the average balance of $1.24 billion, the impact of which was partially off-set by a decrease in the average cost of borrowed funds of 82 basis points. The increase in the average balance of borrowed funds was used to fund asset growth consistent with our capital management and growth strategies. The decrease in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2003. The decrease in the average cost of borrowed funds also reflected the restructuring of certain of our borrowed funds during 2003, which resulted in the extension of the weighted-average maturity and lowered the contract rates.

Interest expense on deposits decreased $46.5 million primarily due to a decrease in the average cost of 93 basis points, the impact of which was partially off-set by an increase in the average balance of deposits of $1.34 billion. The decrease in the average cost of interest-bearing deposits reflected a 96 basis point decrease in the average cost of our time deposits, an 83 basis point decrease in the average cost of savings accounts, an 87 basis point decrease in the average cost of money market deposits, and a 34 basis point decrease in the average cost of interest-bearing demand deposits. These decreases in the average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2003 and the growth of our High Value Checking account product, the rate for which was lower than our average cost of total deposits during 2003. The impact on the average cost of interest-bearing liabilities due to possible further decreases in market interest rates may not be as favorable in future periods as short-term market rates are currently at historically low levels.

The increase in the average balance of deposits, primarily used to fund asset growth, reflected a $1.60 billion increase in the average balance of interest-bearing demand accounts due to the growth in our High Value Checking account product, and an increase of $57.4 million in the average balance of our regular savings account. We believe the increase in the average balance of deposits was primarily due to our consistent offering of competitive rates on desirable customer deposit products. Although our time deposit rates are competitive, we believe the decrease of $341.1 million in the average balance of time deposits was primarily due to transfers to our High Value Checking account. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay attractive above market rates, while supplementing the deposit growth with long-term borrowed funds.

Net Interest Income. Net interest income increased $12.6 million, or 3.2%, to $401.0 million for the year ended December 31, 2003 compared with $388.4 million for the year ended December 31, 2002. This increase primarily reflected our growth initiatives, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, decreased 29 basis points to 2.37% for 2003 from 2.66% for 2002. Our net interest margin, represented by net interest income divided by average total interest-earning assets, decreased 45 basis points to 2.65% for 2003 from 3.10% for 2002.

These decreases reflected the larger decrease in the yield on interest-earning assets compared with the decrease in the cost of interest-bearing liabilities due to the continued decline in long-term market interest rates during the first six months of 2003 and the timing of the impact on earnings of the market rate changes. The decrease also reflected the increased amortization of the net premium on our mortgage loans and mortgage-backed securities due to the high level of prepayment activity on these mortgage-related assets. However, the stabilized rate environment and steeper yield curve which occurred in the second half of 2003 improved our net interest rate margin and net interest rate spread in the fourth quarter of 2003 when compared to the prior quarters reported in 2003. If rates remain stable, we believe this environment could have a positive impact on our earnings, net interest margin and net interest spread in 2004.

Provision for Loan Losses. Our provision for loan losses for the year ended December 31, 2003 was $900,000, a decrease of $600,000, compared with $1.5 million for the year ended December 31, 2002. Net recoveries were $146,000 for the year ended December 31, 2003 compared with net charge-offs of $9,000 for 2002. The decrease in the provision reflected our recent low charge-off history given the relative stability of the housing market. The allowance for loan losses increased $1.0 million, or 3.9%, to $26.5 million at December 31, 2003 from $25.5 million at December 31, 2002. The increase in the allowance for loan losses, through the provision for loan losses, reflected the overall growth of the loan portfolio and the level of delinquent and non-performing loans.

Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $100,000 to $20.3 million at December 31, 2003 from $20.2 million at December 31, 2002. The ratio of non-performing loans to total loans was 0.23% at December 31, 2003 compared with 0.29% at December 31, 2002. The ratio of the allowance for loan losses to non-performing loans was 131.09% at December 31, 2003 compared with 126.27% at December 31, 2002. The ratio of the allowance for loan losses to total loans was 0.30% at December 31, 2003 compared with 0.37% at December 31, 2002.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”

Non-Interest Income. Total non-interest income increased $21.7 million to $29.7 million for the year ended December 31, 2003 from $8.0 million for the year ended December 31, 2002, primarily reflecting gains on securities transactions, net. Service charges and other income, which generally consist of service charges and fees on deposit accounts, decreased $600,000 to $5.3 million for 2003 compared with $5.9 million for 2002, due to a gain on the sale of a commercial property in 2002.

The $24.3 million gain on securities transactions, net, during 2003, resulted from an opportunity to realize gains from the sale of certain available for sale mortgage-backed and investment securities prior to an interest rate change which would have had an adverse impact on their fair market value. The gain also reflected the disposition of certain of our held to maturity mortgage-backed securities whose amortized principal was less than fifteen percent of the purchased principal, as allowed under SFAS No. 115. The cash flow of $1.45 billion from the sale of the securities was reinvested into fixed-rate securities. We may continue to take gains on the sale of investment securities in 2004 if given the opportunity to sell these assets in a favorable interest rate environment where we can invest the proceeds in an interest-bearing asset with an equivalent rate.

Non-Interest Expense. Total non-interest expense increased $9.0 million, or 9.6%, to $102.5 million for the year ended December 31, 2003 from $93.5 million for the year ended December 31, 2002. The increase was primarily due to an increase of $8.1 million in compensation and employee benefits reflecting routine salary increases, increases in stock-related compensation expense and increases in pension expense. Stock-related compensation expense increased $4.5 million primarily due to increases in the current average market price of our common stock.

Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income was 23.81% for 2003 compared with 23.59% for 2002. Our ratio of non-interest expense to average total assets for 2003 was 0.66% compared with 0.73% for 2002. The relative stability of these ratios reflected our efforts to control costs, notwithstanding the actual increase in non-interest expense, as our assets grew in excess of 20%.

Income Taxes. Income tax expense increased $10.4 million, or 9.5%, to $119.8 million for the year ended December 31, 2003 from $109.4 million for the year ended December 31, 2002, primarily due to the 8.6% increase in income before income tax expense. Our effective tax rate for the 2003 was 36.61% compared with 36.29% for 2002.

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

Total deposits increased $1.23 billion, or 15.5%, to $9.14 billion at December 31, 2002 from $7.91 billion at December 31, 2001. Interest-bearing deposits increased $1.21 billion, or 16.0%, to $8.75 billion at December 31, 2002 from $7.54 billion at December 31, 2001. The increase in interest-bearing deposits was primarily due to growth in interest-bearing demand accounts of $938.4 million due to the introduction of our interest-bearing High Value Checking account. The balance in the High Value Checking account at December 31, 2002 was $943.2 million. In April 2002, we introduced our interest-

bearing High Value Checking account, which we view as an attractive alternative to cash management accounts offered by brokerage firms. This account offers unlimited checking, on-line banking and debit card availability as part of the product, and pays an interest rate generally above market competitive rates.

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

Total stockholders’ equity increased $27.3 million, or 2.1%, to $1.32 billion at December 31, 2002 from $1.29 billion at December 31, 2001. The increase was primarily the result of net income of $192.0 million, an increase of $19.4 million in accumulated other comprehensive income, net of tax, an increase of $9.9 million due to the exercise of 1,410,330 stock options, and an increase of $12.5 million due to the allocation of stock-related employee benefit plans. The increase in accumulated other comprehensive income was primarily due to the growth in our portfolio of mortgage-backed securities available for sale and increases in the value of our investment securities available for sale. Partially offsetting these increases in stockholders’ equity were repurchases of 7,754,472 shares of our common stock at an aggregate cost of $140.2 million and cash dividends declared and paid to common stockholders of $64.5 million. As of December 31, 2002, there remained 1,808,796 shares authorized to be purchased under our current stock repurchase program.

At December 31, 2002, the ratio of total stockholders’ equity to total assets was 9.30% compared with 11.28% at December 31, 2001. For the year ended December 31, 2002, the ratio of average stockholders’ equity to average assets was 10.12% compared with 13.05% for the year ended December 31, 2001. The decrease in these ratios was primarily due to our capital management strategy of planned internal asset growth, and a slower percentage growth in stockholders’ equity as compared to the percentage growth in assets due to payment of cash dividends and stock repurchases. Stockholders’ equity per common share was $7.22 and $6.87 at December 31, 2002 and December 31, 2001, respectively.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

General. Net income was $192.0 million for the year ended December 31, 2002, an increase of $57.5 million, or 42.8%, compared with net income of $134.5 million for the year ended December 31, 2001. Basic and diluted earnings per common share were $1.04 and $1.01, respectively, for the year ended December 31, 2002 compared with basic and diluted earnings per share of $0.69 and $0.68, respectively, for the year ended December 31, 2001. For the year ended December 31, 2002 our return on average stockholders’ equity was 14.84% compared with 10.09% for the year ended December 31, 2001. Our return on average assets for the year ended December 31, 2002 was 1.50% compared with 1.32% for the year ended December 31, 2001. These increases reflected our improved profitability due to increased interest rate spreads that we experienced in the low interest rate environment and our ability to grow our business with low cost interest-bearing liabilities.

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

Non-Interest Expense. Total non-interest expense increased $11.7 million, or 14.3%, to $93.5 million for the year ended December 31, 2002 from $81.8 million for the year ended December 31, 2001. The increase was primarily due to an increase in salaries and employee benefits of $8.4 million, or 16.1%, to $60.7 million for the year ended December 31, 2002 from $52.3 million for 2001. The increase in salaries and employee benefits reflected routine salary increases, senior level promotions, increases in stock-related compensation expense and increases in pension expense. The expense of certain of the stock-related plans is based on the average market price of our common stock in accordance with the provisions of Statement of Position 93-6, “Employer Accounting for Employee Stock Ownership Plans.” The increase in our stock price has resulted in a $3.7 million increase in stock-related compensation expense. Other expenses increased $3.2 million, or 24.4%, to $16.3 million for the year ended December 31, 2002 compared with $13.1 million for 2001. This increase was due, in part, to expenses related to new marketing initiatives and accelerated recognition of stock-related expense due to the passing of one of our directors.

Our efficiency ratio, determined by dividing non-interest expense by the sum of net interest income and non-interest income, was 23.59% for the year ended December 31, 2002 compared with 28.04% for the year ended December 31, 2001. Our ratio of non-interest expense to average assets for the year ended December 31, 2002 was 0.73% compared with 0.80% for the year ended December 31, 2001.

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are scheduled amortization and prepayments of loan principal and mortgage-backed securities, deposits, borrowed funds, maturities and calls of investment securities and funds provided by our operations. Our membership in the FHLB provides us access to additional sources of borrowed funds, which is generally limited to twenty times the amount of FHLB stock owned.

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. As mortgage interest rates decline, customer-prepayment activity tends to accelerate causing an increase in cash flow from both our mortgage loan and mortgage-backed security portfolios. If our pricing is competitive, the demand for mortgage originations also accelerates. When mortgage rates increase, the opposite effect tends to occur and our loan origination and purchase activity becomes increasingly dependent on the strength of our residential real estate market, home purchases and new construction activity.

Principal repayments on loans were $3.63 billion during the year ended December 31, 2003 compared with $2.63 billion for the year ended December 31, 2002. Principal payments received on mortgage-backed securities totaled $3.80 billion during 2003 compared to $2.38 billion during 2002. The increase in payments on loans and mortgage-backed securities reflected the low market interest rate environment during 2003, which caused an increase in prepayment activity. Maturities and calls of investment securities totaled $1.33 billion during 2003 compared with maturities and calls of $203.4 million during

2002. The higher amount of calls during 2003 was due to the continuing declining interest rate environment experienced during 2003 and the larger balance of callable investment securities held during 2003 compared with the amount of callable investment securities held during 2002.

Total deposits increased $1.32 billion during the year ended December 31, 2003 compared with an increase of $1.23 billion during the year ended December 31, 2002. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account. Time deposit accounts scheduled to mature within one year were $4.61 billion at December 31, 2003. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient resources to meet this current funding commitment.

For the year ended December 31, 2003 we borrowed $2.03 billion compared with new borrowings of $1.45 billion for the year ended December 31, 2002. Principal payments on borrowed funds during 2003 were $475.0 million. There were no principal payments on borrowed funds during 2002. The funds borrowed during 2003 had initial call dates of three months to three years from the date of borrowing. These short- and intermediate-term borrowed funds complement the $3.60 billion of previously existing long-term borrowings. At December 31, 2003, there were $50.0 million of borrowed funds scheduled to mature within one year, and $1.40 billion of borrowed funds with the potential to be called within one year. We anticipate we will have sufficient resources to meet either funding commitment by borrowing new funds at the prevailing market interest rate, or paying-off the borrowed funds, as they mature or are called, from our usual cash flow sources.

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $2.27 billion during the year ended December 31, 2003 compared with $1.91 billion during the year ended December 31, 2002. We purchased total loans of $3.21 billion during 2003 compared with $1.72 billion during 2002. The increase in loan originations and purchases reflected the investment of the proceeds from the accelerated prepayment activity during 2003. The increase also reflected the growth strategies we have employed during recent periods, using customer deposits and borrowed funds as our funding sources.

Purchases of mortgage-backed securities during the year ended December 31, 2003 were $4.53 billion compared with $3.57 billion during the year ended December 31, 2002. Of the mortgage-backed securities purchased in 2003, $1.58 billion were real estate mortgage investment conduits (“REMIC”). The REMIC purchases in 2003 had fixed interest rates and generally had shorter average lives compared with alternate mortgage-backed security investments available at the time of purchase. Of the mortgage-backed securities purchased in 2003, $1.49 billion were classified as available for sale. Of these available for sale purchases, $1.37 billion had fixed interest rates. The increase in purchases of mortgage-backed securities was related to the increase in prepayment activity due to the low market interest rate environment experienced during 2003.

During the year ended December 31, 2003, we purchased $3.09 billion of investment securities available for sale compared with purchases of $598.5 million during the year ended December 31, 2002. The increase in purchases of investment securities available for sale primarily reflected the investment of part of the cash flow from the high levels of prepayment activity on our mortgage-related assets into investment securities. The increase in investment securities also reflected our decision to shorten the overall weighted-average life of our assets by investing in callable government-sponsored agency securities with initial call dates of three months to one year and terms to maturity of generally under ten years. As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock. During 2003, we purchased $27.4 million of FHLB common stock compared with purchases of $56.4 million during 2002. The purchases made during 2003 brought our total investment in FHLB stock to $164.9 million, the amount we are currently required to hold.

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the year ended December 31, 2003, we purchased 3,667,375 shares of our common stock at an aggregate cost of $101.1 million. During the first quarter of 2003, the Board of Directors approved our fifth stock repurchase program. This program authorized the repurchase of up to 9,525,000 shares of common stock. At December 31, 2003, there were 7,666,421 shares remaining to be repurchased under the existing stock repurchase program.

Cash dividends declared and paid during 2003 were $95.6 million compared with $64.5 million during 2002. The dividend pay-out ratio for 2003 was 45.61% compared with 33.17% for 2002. On January 22, 2004, the Board of Directors declared a quarterly cash dividend of sixteen cents ($0.16) per common share. The dividend was paid on March 1, 2004 to stockholders of record at the close of business on February 6, 2004.

At December 31, 2003, Hudson City Bancorp and Hudson City Savings exceeded all regulatory capital requirements. Hudson City Bancorp’s leverage capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio were 8.14%, 22.12% and 22.56%, respectively. Hudson City Savings’ leverage capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio were 7.52%, 20.45% and 20.89%, respectively.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During 2003, Hudson City Bancorp received $199.2 million in dividend payments from Hudson City Savings, which amounted to 97.3% of Hudson City Savings’ net income for that year. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our common stock. Hudson City Bancorp’s ability to continue these activities is solely dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. In the first quarter of 2004, we applied for and were granted approval to waive dividends payments to Hudson City, MHC, the holding company of Hudson City Bancorp. This dividend waiver will provide additional operating capital at Hudson City Bancorp.

Off-Balance Sheet Arrangements and Contractual Obligations

Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase mortgage-backed securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2003 and did not have any such hedging transactions in place at December 31, 2003, which would create other off-balance sheet arrangements.

The following table reports the amounts of contractual obligations for Hudson City as of December 31, 2003.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loans	$112,554	$112,554	$—	$—	$—
Mortgage loan purchases	274,549	274,549	—	—	—
Mortgage-backed security purchases	300,000	300,000	—	—	—
Operating leases	19,446	3,460	5,966	4,816	5,204

Total	$706,549	$690,563	$5,966	$4,816	$5,204

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity and overdraft lines of credit, which do not have fixed expiration dates, of approximately $86.0 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement of Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The interpretation also requires the recognition, at estimated fair value, of a liability by the guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and should generally be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, were applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers of certain financial instruments, falling within the scope of SFAS No. 150, with characteristics of both liabilities and equity to be classified and measured as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, SFAS No. 150 was to be implemented by reporting the cumulative effect of a change in an accounting principle. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”). For public entities, FIN 46R is applicable no later than the end of the first reporting period ending after December 15, 2003 to all special-purpose entities (“SPEs”) in which the entity holds a variable interest. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. We adopted FIN 46R as of December 31, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. Our disclosures in Note 10 of the Consolidated Financial Statements in Item 8 of this report incorporate the requirements of SFAS No. 132 (revised).

On January 12, 2004, The FASB issued Staff Position No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which allows companies to recognize or defer recognizing the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or Medicare Act, for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements. We have elected to defer accounting for the effects of the Medicare Act. The specific authoritative guidance on accounting for the federal subsidy is pending and the issued guidance could require us to change previously reported information. As a result, we have not yet determined the impact of the Medicare Act on our financial condition or results of operations.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements of Hudson City Bancorp have been prepared in accordance with accounting principles generally accepted in the United States of America, commonly referred as GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

Critical Accounting Policies

Note 1 to our Audited Consolidated Financial Statements in Item 8 of this report contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

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

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we had a loan concentration in residential first mortgage loans at December 31, 2003, the majority of which are secured by real property located in New Jersey.

Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, we have maintained our provision for loan losses at the current level to primarily address the actual growth in our loan portfolio. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio. At December 31, 2003, the allowance for loan losses as a percentage of total loans was 0.30%. Because of the primary emphasis of our lending practices and the current market conditions, we consider 0.30% to be at an acceptable level. Furthermore, the increase in the allowance for loan losses each year reflected the continued growth in the loan portfolio, the relatively low levels of loan charge-offs, the stability in the real estate market during those years and the resulting stability in our overall loan quality.

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

Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in stockholders’ equity. The securities which we have the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair market value through a charge to current period operations. The market values of our securities are significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decrease; as interest rates fall, the market value of fixed-rate securities will increase. With significant changes in interest rates, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover the recorded principal balance. Estimated fair values for securities are based on published or securities dealers’ market values.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Information regarding quantitative and qualitative disclosures about market risk appear under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Interest Rate Risk.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Stockholders of
Hudson City Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

February 20, 2004
Short Hills, New Jersey

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2003	2002
	(In thousands)
Assets:
Cash and due from banks (note 3)	$190,984	$153,096
Federal funds sold	63,600	87,700

Total cash and cash equivalents	254,584	240,796
Investment securities held to maturity, market value of $1,443 at December 31, 2003 and $1,497 at December 31, 2002 (notes 4 and 9)	1,366	1,406
Investment securities available for sale, at market value (notes 4 and 9)	2,243,812	560,932
Federal Home Loan Bank of New York stock	164,850	137,500
Mortgage-backed securities held to maturity, market value of $4,250,688 at December 31, 2003 and $4,828,939 at December 31, 2002 (notes 5 and 9)	4,292,444	4,734,266
Mortgage-backed securities available for sale, at market value (notes 5 and 9)	1,130,257	1,391,895
Loans (note 6)	8,803,066	6,970,900
Less:
Deferred loan fees	10,255	13,508
Allowance for loan losses (note 6)	26,547	25,501

Net loans	8,766,264	6,931,891
Foreclosed real estate, net	1,002	1,276
Accrued interest receivable	80,220	69,248
Banking premises and equipment, net (note 7)	31,354	32,732
Other assets (notes 10 and 11)	67,207	42,662

Total Assets	$17,033,360	$14,144,604

Liabilities and Stockholders’ Equity:
Deposits (note 8):
Interest-bearing	$10,057,285	$8,750,164
Noninterest-bearing	396,495	388,465

Total deposits	10,453,780	9,138,629
Borrowed funds (note 9)	5,150,000	3,600,000
Accrued expenses and other liabilities (notes 10 and 11)	100,214	89,892

Total liabilities	15,703,994	12,828,521

Common stock, $0.01 par value, 800,000,000 shares authorized; 231,276,600 shares issued, 189,835,997 shares outstanding at December 31, 2003, 191,973,258 shares outstanding at December 31, 2002	2,313	2,313
Additional paid-in capital	543,589	530,496
Retained earnings (notes 2, 11 and 13)	1,396,257	1,291,960
Treasury stock, at cost; 41,440,603 shares at December 31, 2003 and 39,303,342 shares at December 31, 2002	(547,859)	(465,249)
Unallocated common stock held by the employee stock ownership plan (note 10)	(49,513)	(51,474)
Unearned common stock held by the recognition and retention plan (note 10)	(9,463)	(16,253)
Accumulated other comprehensive (loss)income, net of tax	(5,958)	24,290

Total stockholders’ equity	1,329,366	1,316,083

Commitments and contingencies (notes 7 and 14)
Total Liabilities and Stockholders’ Equity	$17,033,360	$14,144,604

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans (note 6)	$414,417	$440,073	$381,135
Interest and fees on consumer and other loans	8,379	10,027	11,959
Interest on mortgage-backed securities held to maturity	217,962	265,144	254,610
Interest on mortgage-backed securities available for sale	50,273	42,599	8,304
Interest on investment securities held to maturity (note 4):
Taxable	62	68	68
Exempt from federal taxes	25	21	23
Interest and dividends on investment securities available for sale – taxable (note 4)	79,992	18,856	24,427
Dividends on Federal Home Loan Bank of New York stock	4,424	5,002	4,536
Interest on federal funds sold	1,794	2,427	5,436

Total interest and dividend income	777,328	784,217	690,498

Interest Expense:
Interest on deposits (note 8)	209,339	255,775	307,007
Interest on borrowed funds (note 9)	167,015	139,999	96,420

Total interest expense	376,354	395,774	403,427

Net interest income	400,974	388,443	287,071
Provision for Loan Losses (note 6)	900	1,500	1,875

Net interest income after provision for loan losses	400,074	386,943	285,196

Non-interest Income:
Service charges and other income	5,338	5,947	4,694
Gains on securities transactions, net (notes 4 and 5)	24,326	2,066	—

Total non-interest income	29,664	8,013	4,694

Non-interest Expense:
Salaries and employee benefits (note 10)	68,776	60,731	52,307
Net occupancy expense (note 7)	14,981	13,888	14,088
Federal deposit insurance assessment	1,564	1,415	1,292
Computer and related services	1,714	1,213	1,055
Other expense	15,492	16,294	13,082

Total non-interest expense	102,527	93,541	81,824

Income before income tax expense	327,211	301,415	208,066
Income Tax Expense (note 11)	119,801	109,382	73,517

Net income	$207,410	$192,033	$134,549

Basic earnings per share (note 17)	$1.14	$1.04	$0.69

Diluted earnings per share (note 17)	$1.11	$1.01	$0.68

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated
		Additional		Common
	Common	Paid-In	Retained	Stock Held
	Stock	Capital	Earnings	by the ESOP
	(In thousand)
Balance at December 31, 2000	$2,313	$526,815	$1,082,903	$(55,396)
Comprehensive income:
Net income	—	—	134,549	—
Other comprehensive income:
Unrealized holding gains arising during period (net of tax of $4,868)	—	—	—	—
Total comprehensive income
Declaration of dividends ($0.235 per share)	—	—	(46,542)	—
Allocation of ESOP stock	—	1,277	—	1,961
Purchase of RRP stock	—	—	—	—
Vesting of RRP stock	—	(368)	—	—
Purchase of treasury stock	—	—	—	—
Exercise of stock options	—	—	(772)	—

Balance at December 31, 2001	2,313	527,724	1,170,138	(53,435)
Comprehensive income:
Net income	—	—	192,033	—
Other comprehensive income :
Unrealized holding gains arising during period (net of tax of $11,918)	—	—	—	—
Total comprehensive income
Declaration of dividends ($0.345 per share)	—	—	(64,504)	—
Allocation of ESOP stock	—	3,144	—	1,961
Purchase of RRP stock	—	—	—	—
Vesting of RRP stock	—	(372)	—	—
Purchase of treasury stock	—	—	—	—
Exercise of stock options	—	—	(5,707)	—

Balance at December 31, 2002	2,313	530,496	1,291,960	(51,474)
Comprehensive income:
Net income	—	—	207,410	—
Other comprehensive income :
Unrealized holding losses arising during period (net of tax of $9,065)	—	—	—	—
Reclassification adjustment for gains in net income (net of tax of $9,937)	—	—	—	—
Total comprehensive income
Declaration of dividends ($0.52 per share)	—	—	(95,627)	—
Tax benefit from stock plans	—	7,686	—	—
Allocation of ESOP stock	—	5,724	—	1,961
Vesting of RRP stock	—	(317)	—	—
Purchase of treasury stock	—	—	—	—
Exercise of stock options	—	—	(7,486)	—

Balance at December 31, 2003	$2,313	$543,589	$1,396,257	$(49,513)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unearned		Accumulated
	Common		Other	Total
	Stock Held	Treasury	Comprehensive	Stockholders’
	by the RRP	Stock	Income (Loss)	Equity
	(In thousand)
Balance at December 31, 2000	$(23,958)	$(65,011)	$(3,097)	$1,464,569

Comprehensive income:
Net income	—	—	—	134,549
Other comprehensive income:
Unrealized holding gains arising during period (net of tax of $4,868)	—	—	7,941	7,941

Total comprehensive income				142,490

Declaration of dividends ($0.235 per share)	—	—	—	(46,542)
Allocation of ESOP stock	—	—	—	3,238
Purchase of RRP stock	(4,184)	—	—	(4,184)
Vesting of RRP stock	6,010	—	—	5,642
Purchase of treasury stock	—	(278,458)	—	(278,458)
Exercise of stock options	—	2,753	—	1,981

Balance at December 31, 2001	(22,132)	(340,716)	4,844	1,288,736

Comprehensive income:
Net income	—	—	—	192,033
Other comprehensive income :
Unrealized holding gains arising during period (net of tax of $11,918)	—	—	19,446	19,446

Total comprehensive income				211,479

Declaration of dividends ($0.345 per share)	—	—	—	(64,504)
Allocation of ESOP stock	—	—	—	5,105
Purchase of RRP stock	(1,854)	—	—	(1,854)
Vesting of RRP stock	7,733	—	—	7,361
Purchase of treasury stock	—	(140,173)	—	(140,173)
Exercise of stock options	—	15,640	—	9,933

Balance at December 31, 2002	(16,253)	(465,249)	24,290	1,316,083

Comprehensive income:
Net income	—	—	—	207,410
Other comprehensive income :
Unrealized holding losses arising during period (net of tax of $9,065)	—	—	(15,859)	(15,859)
Reclassification adjustment for gains in net income (net of tax of $9,937)	—	—	(14,389)	(14,389)

Total comprehensive income				177,162

Declaration of dividends ($0.52 per share)	—	—	—	(95,627)
Tax benefit from stock plans	—	—	—	7,686
Allocation of ESOP stock	—	—	—	7,685
Vesting of RRP stock	6,790	—	—	6,473
Purchase of treasury stock	—	(101,057)	—	(101,057)
Exercise of stock options	—	18,447	—	10,961

Balance at December 31, 2003	$(9,463)	$(547,859)	$(5,958)	$1,329,366

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash Flows from Operating Activities:
Net income	$207,410	$192,033	$134,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	44,497	14,269	5,167
Provision for loan losses	900	1,500	1,875
Gains on net securities transactions	(24,326)	(2,066)	—
Allocation of stock for employee benefit plans	14,158	12,466	8,880
Deferred tax benefit	(6,392)	(4,756)	(2,857)
Net proceeds from sale of foreclosed real estate	3,144	231	940
(Increase) decrease in accrued interest receivable	(10,972)	(7,440)	452
Decrease (increase) in other assets	2,606	(9,587)	2,154
Increase in accrued expenses and other liabilities	16,251	14,622	13,587

Net Cash Provided by Operating Activities	247,276	211,272	164,747

Cash Flows from Investing Activities:
Originations of loans	(2,271,148)	(1,907,298)	(1,587,430)
Purchases of loans	(3,205,249)	(1,717,406)	(857,638)
Payments on loans	3,630,638	2,625,551	1,353,923
Principal collection of mortgage-backed securities held to maturity	3,387,605	2,133,902	1,584,372
Proceeds from sales of mortgage-backed securities held to maturity	68,652	—	—
Purchases of mortgage-backed securities held to maturity	(3,038,153)	(2,400,445)	(2,804,215)
Principal collection of mortgage-backed securities available for sale	410,316	250,244	35,996
Proceeds from sales of mortgage-backed securities available for sale	1,329,731	78,164	—
Purchases of mortgage-backed securities available for sale	(1,489,154)	(1,168,106)	(560,228)
Proceeds from maturities and calls of investment securities held to maturity	40	35	40
Proceeds from maturities and calls of investment securities available for sale	1,332,222	203,338	855,614
Proceeds from sales of investment securities available for sale	50,557	10,504	—
Purchases of investment securities available for sale	(3,089,474)	(598,547)	(140,430)
Purchases of Federal Home Loan Bank of New York stock	(27,350)	(56,351)	(7,520)
Purchases of premises and equipment, net	(2,149)	(5,144)	(3,966)

Net Cash Used in Investment Activities	(2,912,916)	(2,551,559)	(2,131,482)

Cash Flows from Financing Activities:
Net increase in deposits	1,315,151	1,225,867	1,308,641
Proceeds from borrowed funds	2,025,000	1,450,000	1,550,000
Principal payments on borrowed funds	(475,000)	—	(650,000)
Dividends paid	(95,627)	(64,504)	(46,542)
Purchases of stock by the RRP	—	(1,854)	(4,184)
Purchases of treasury stock	(101,057)	(140,173)	(278,458)
Exercise of stock options	10,961	9,933	1,981

Net Cash Provided by Financing Activities	2,679,428	2,479,269	1,881,438

Net Increase (Decrease) in Cash and Cash Equivalents	13,788	138,982	(85,297)
Cash and Cash Equivalents at Beginning of Period	240,796	101,814	187,111

Cash and Cash Equivalents at End of Period	$254,584	$240,796	$101,814

Supplemental Disclosures:
Interest paid	$373,234	$390,038	$399,401

Income taxes paid	$122,535	$111,219	$70,205

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

     a) Basis of Presentation

The following are the significant accounting and reporting policies applied by Hudson City Bancorp, Inc. (“Hudson City Bancorp”) and its wholly-owned subsidiary, Hudson City Savings Bank (“Hudson City Savings”), in the preparation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. As used in these consolidated financial statements, “Hudson City” refers to Hudson City Bancorp, Inc. and its consolidated subsidiary, depending on the context.

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

     b) Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items such as unrealized gains and losses on securities available for sale, net of tax. Comprehensive income is presented in the consolidated statements of changes in stockholders’ equity.

     c) Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Transfers of loans to foreclosed real estate of $2,994,000, $1,257,000 and $747,000 for the years ended December 31, 2003, 2002 and 2001, respectively, did not result in cash receipts or cash payments.

     d) Investment Securities

Investment securities are classified as either held to maturity or available for sale. Investment securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, using a method that approximates level yield. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income, which is included in stockholders’ equity.

Realized gains and losses are recognized when securities are sold or called using the specific identification method. The estimated fair market value of all investment securities is determined by use of quoted market prices.

Notes to Consolidated Financial Statements

We periodically perform analyses to test for impairment of various assets. A significant impairment analysis relates to the other than temporary declines in the value of our securities. We conduct periodic reviews and evaluations of our securities portfolios to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the amount of the security by writing it down to fair market value through a charge to current period operations.

     e) Mortgage-Backed Securities

Mortgage-backed securities include pass-through certificates, which represent participating interests in pools of long-term first mortgage loans originated and serviced by third-party issuers of the securities, and real estate mortgage investment conduits (“REMICs”), which are debt securities that are secured by mortgage loans or other mortgage-backed securities.

Mortgage-backed securities are classified as either held to maturity or available for sale. Mortgage-backed securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, using a method that approximates level yield. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income, which is included in stockholders’ equity. Realized gains and losses are recognized when securities are sold using the specific identification method. The estimated fair market value of these securities is determined by use of quoted market prices.

     f) Loans

Loans are stated at their principal amounts outstanding. Interest income on loans is accrued and credited to income as earned. Net loan origination fees and broker costs are deferred and amortized to interest income over the life of the loan as an adjustment to the loan’s yield, using the level yield method. Purchased loans are stated at their principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, using a method that approximates level yield.

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

Hudson City defines the population of impaired loans to be all non-accrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. There were no loans classified as impaired at December 31, 2003 and 2002.

Notes to Consolidated Financial Statements

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

Hudson City’s objective is to maintain an allowance at a level sufficient to cover specifically identifiable loan losses, as well as estimated losses inherent in the loan portfolio which are probable but not specifically identifiable. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgement and short-term change.

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

The employee stock ownership plan (“ESOP”) is accounted for in accordance with the provisions of Statement of Position 93-6, “Employer Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from Hudson City Bancorp to purchase Hudson City Bancorp common stock are being repaid from Hudson City Savings’ contributions and dividends paid on unallocated ESOP shares over a period of up to 30 years. Hudson City common stock not allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the average price of our stock during each quarter.

The Hudson City stock option plans and the recognition and retention plans (“RRP”) are accounted for in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. Accordingly, no compensation expense has been recognized for the stock option plans. The fair value pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” are presented below. Expense for the RRP in the amount of the fair value of the common stock at the date of grant is recognized ratably over the vesting period. Unvested and unallocated RRP shares are recorded as a reduction of stockholders’ equity at cost.

Had expense for Hudson City’s stock option plans been determined based on the fair value at the grant date for our stock options consistent with the method of SFAS No. 123, our net income and earnings per share for all expenses related to stock options and stocks granted in our recognition and retention plans would have been reduced to the pro forma amounts that follow:

	2003	2002	2001
	(In thousands, except per share data)
Net income, as reported	$207,410	$192,033	$134,549
Add: expense recognized for the recognition and retention plans, net of related tax effect	4,103	4,690	3,648
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	6,529	7,038	5,845

Pro forma net income	$204,984	$189,685	$132,352

Basic earnings per share: As reported	$1.14	$1.04	$0.69
Pro forma	1.12	1.03	0.68
Diluted earnings per share: As reported	$1.11	$1.01	$0.68
Pro forma	1.09	1.00	0.67

Notes to Consolidated Financial Statements

The fair value of the option grants was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2003	2002	2001
Expected dividend yield	2.24%	1.34%	2.39%
Expected volatility	24.71	17.94	21.35
Risk-free interest rate	2.98	4.40	3.96
Expected option life	5 years	5 years	5 years

     l) Borrowed Funds

Hudson City enters into sales of securities under agreements to repurchase with selected brokers and the Federal Home Loan Bank (“FHLB.”) These agreements are recorded as financing transactions as Hudson City maintains effective control over the transferred securities. The dollar amount of the securities underlying the agreements continue to be carried in Hudson City’s securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition.

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

Notes to Consolidated Financial Statements

2. Stockholders’ Equity

Upon completion of the Reorganization, a “liquidation account” was established in an amount equal to the total equity of Hudson City Savings as of the latest practicable date prior to the Reorganization. The liquidation account was established to provide a limited priority claim to the assets of Hudson City Savings to “eligible account holders” and “supplemental eligible account holders”, as defined, who continue to maintain deposits in Hudson City Savings after the Reorganization. In the unlikely event of a complete liquidation of Hudson City Savings, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental account holder’s proportionate share of the then total remaining qualifying deposits.

Hudson City Savings is not permitted to declare or pay dividends on its capital stock or repurchase any of its outstanding stock if it would cause Hudson City Savings’ stockholder’s equity to be reduced below the amounts required for the liquidation accounts or applicable regulatory capital requirements.

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the year ended December 31, 2003, we purchased 3,667,375 shares of our common stock at an aggregate cost of $101.1 million. During the first quarter of 2003, the Board of Directors approved our fifth stock repurchase program. This program authorized the repurchase of up to 9,525,000 shares of common stock. At December 31, 2003, there were 7,666,421 shares remaining to be repurchased under the existing stock repurchase program.

3. Restrictions on Cash and Due From Banks

Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on deposits. The average amount of the reserves on deposit for the years ended December 31, 2003 and 2002 was approximately $18,642,000 and $8,456,000, respectively.

Notes to Consolidated Financial Statements

4. Investment Securities

The amortized cost and estimated fair market value of investment securities at December 31 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
2003
Held to Maturity:
Municipal bonds	$1,366	$77	$—	$1,443

Available for Sale:
United States government agencies	$2,246,358	$3,074	$(16,397)	$2,233,035
Corporate bonds	82	—	(1)	81
Equity securities	10,168	528	—	10,696

Total available for sale	$2,256,608	$3,602	$(16,398)	$2,243,812

2002
Held to Maturity:
Municipal bonds	$1,406	$91	$—	$1,497

Available for Sale:
United States government agencies	$540,893	$8,612	$—	$549,505
Corporate bonds	341	—	(7)	334
Equity securities	10,189	904	—	11,093

Total available for sale	$551,423	$9,516	$(7)	$560,932

The following table summarizes the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2003 and if the unrealized loss position was continuous for the twelve months prior to December 31, 2003.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
United States government and agencies	$1,237,930	$16,397	$—	$—	$1,237,930	$16,397
Corporate bonds	—	—	49	1	49	1

Total	$1,237,930	$16,397	$49	$1	$1,237,979	$16,398

The unrealized losses are primarily due to the changes in interest rates during 2003. We have not classified these items as impaired as the scheduled coupon payments have been made and we anticipate collecting the entire principal balance as scheduled.

Notes to Consolidated Financial Statements

The amortized cost and estimated fair market value of investment securities held to maturity and investment securities available for sale at December 31, 2003, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

		Estimated
	Amortized	Fair Market
	Cost	Value
	(In thousands)
Held to Maturity
Due in one year or less	$100	$100
Due after one year through five years	110	116
Due after five years through ten years	905	969
Due after ten years	251	258

Total held to maturity	$1,366	$1,443

Available for Sale
Due after one year through five years	$72,412	$71,680
Due after five years through ten years	2,099,012	2,086,423
Due after ten years	75,016	75,013

Total available for sale	$2,246,440	$2,233,116

Interest and dividend income for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001
	(In thousands)
United States government agencies	$79,411	$18,258	$24,252
Municipal bonds	87	89	91
Corporate bonds	7	30	78
Equity securities	574	568	97

Total interest and dividend income	$80,079	$18,945	$24,518

Gross realized gains on sales of investment securities available for sale during 2003 and 2002 were $537,000 and $585,000, respectively. There were no gains or losses from investment securities transactions during 2001.

The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $10,838,000 and $10,966,000 at December 31, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements

5. Mortgage-Backed Securities

The amortized cost and estimated fair market value of mortgage-backed securities at December 31 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
2003
Held to Maturity:
GNMA pass-through certificates	$616,618	$11,270	$(1,649)	$626,239
FNMA pass-through certificates	1,650,544	7,206	(4,896)	1,652,854
FHLMC pass-through certificates	439,793	3,764	(10,460)	433,097
FHLMC, FNMA and GNMA-REMICs	1,585,489	3,744	(50,735)	1,538,498

Total held to maturity	$4,292,444	$25,984	$(67,740)	$4,250,688

Available for Sale:
GNMA pass-through certificates	$336,364	$126	$(32)	$336,458
FNMA pass-through certificates	493,870	—	(487)	493,383
FHLMC pass-through certificates	297,300	3,277	(161)	300,416

Total available for sale	$1,127,534	$3,403	$(680)	$1,130,257

2002
Held to Maturity:
GNMA pass-through certificates	$1,059,848	$28,693	$—	$1,088,541
FNMA pass-through certificates	1,186,247	35,588	—	1,221,835
FHLMC pass-through certificates	213,686	5,887	(9)	219,564
FHLMC, FNMA and GNMA – REMICs	2,274,485	24,707	(193)	2,298,999

Total held to maturity	$4,734,266	$94,875	$(202)	$4,828,939

Available for Sale:
GNMA pass-through certificates	$1,362,227	$29,668	$—	$1,391,895

The following table summarizes the fair value and unrealized losses of those mortgage-backed securities which reported an unrealized loss at December 31, 2003 and if the unrealized loss position was continuous for the twelve months prior to December 31, 2003.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
GNMA pass-through certificates	$43,881	$1,681	$—	$—	$43,881	$1,681
FNMA pass-through certificates	226,747	5,383	—	—	226,747	5,383
FHLMC pass-through certificates	267,997	10,621	—	—	267,997	10,621
FHLMC, FNMA and GNMA - REMIC’s	992,887	50,735	—	—	992,887	50,735

Total	$1,531,512	$68,420	$—	$—	$1,531,512	$68,420

The unrealized losses are primarily due to the changes in interest rates during 2003. We have not classified these items as impaired as the scheduled principal and interest payments have been made and we anticipate collecting the entire principal balance as scheduled.

Notes to Consolidated Financial Statements

Gross realized gains on sales of mortgage-backed securities available for sale and mortgage-backed securities held to maturity during 2003 were $19,727,000 and $4,062,000, respectively. Gross realized gains on sales of mortgage-backed securities available for sale during 2002 were $1,481,000 . There were no gains or losses from mortgage-backed securities transactions during 2001.

6. Loans and Allowance for Loan Losses

Loans at December 31 are summarized as follows:

	2003	2002
	(In thousands)
First mortgage loans:
One- to four-family	$8,567,442	$6,708,806
FHA/VA	98,502	131,209
Multi-family and commercial	2,843	2,668

Total first mortgage loans	8,668,787	6,842,683

Consumer and other loans:
Fixed – rate second mortgages	105,361	93,691
Home equity credit lines	28,217	33,543
Other	701	983

Total consumer and other loans	134,279	128,217

Total loans	$8,803,066	$6,970,900

Substantially all of Hudson City’s loans are secured by first or second liens on real estate property, the majority of which are located in the State of New Jersey. The ultimate ability to collect the loan portfolio and realize the carrying value of real estate is subject to changes in the real estate market and future economic conditions.

The following is a comparative summary of loans on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified non- accrual at December 31:

	2003	2002
	(In thousands)
Non-accrual loans	$4,503	$6,072
Accruing loans delinquent 90 days or more	15,748	14,123

Total non-performing loans	$20,251	$20,195

The total amount of interest income received during the year on non-accrual loans outstanding at December 31, 2003, 2002 and 2001 amounted to $107,000, $109,000 and $154,000, respectively. Additional interest income totaling $186,000, $319,000, and $483,000 on non-accrual loans would have been recognized in 2003, 2002 and 2001, respectively, if interest on all such loans had been recorded based upon original contract terms. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

Notes to Consolidated Financial Statements

An analysis of the allowance for loan losses at December 31 follows:

	2003	2002	2001
		(In thousands)
Balance at beginning of year	$25,501	$24,010	$22,144

Charge-offs	(96)	(13)	(20)
Recoveries	242	4	11

Net recoveries (charge-offs)	146	(9)	(9)

Provision for loan losses	900	1,500	1,875

Balance at end of year	$26,547	$25,501	$24,010

7. Banking Premises and Equipment, net

A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

	2003	2002
	(In thousands)
Land	$5,215	$5,353
Buildings	30,334	33,972
Leasehold improvements	12,776	12,507
Furniture, fixtures and equipment	40,693	36,851

Total acquisition value	89,018	88,683
Accumulated depreciation and amortization	(57,664)	(55,951)

Total banking premises and equipment, net	$31,354	$32,732

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $3,520,000, $3,775,000 and $3,912,000 in 2003, 2002 and 2001, respectively.

Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year	Amount
(In thousands)
2004	$3,460
2005	3,189
2006	2,777
2007	2,519
2008	2,297
Thereafter	5,204

Total	$19,446

Notes to Consolidated Financial Statements

Net occupancy expense included gross rental expense for certain bank premises of $3,810,000 in 2003, $3,531,000 in 2002 and $3,459,000 in 2001, and rental income of $603,000, $861,000 and $620,000 for the respective years.

8. Deposits

Deposits at December 31 are summarized as follows:

	2003		2002
	Balance	Percent	Balance	Percent
		(Dollars in thousands)
Savings	$945,595	9.05%	$892,678	9.77%
Noninterest-bearing demand	396,495	3.79	388,465	4.25
Interest-bearing demand	2,808,901	26.87	1,040,614	11.39
Money market	623,811	5.97	629,042	6.88
Time deposits	5,678,978	54.32	6,187,830	67.71

Total deposits	$10,453,780	100.00%	$9,138,629	100.00%

Time deposits of $100,000 and over amounted to $914,639,000 and $967,983,000 at December 31, 2003 and 2002, respectively. Interest expense on time deposits of $100,000 and over for the years ended December 31, 2003, 2002 and 2001 was $20,078,000, $27,399,000 and $34,202,000, respectively. Included in noninterest-bearing demand accounts are mortgage escrow deposits of $49,756,000 and $47,730,000 at December 31, 2003 and 2002, respectively.

Scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2004	$4,611,173
2005	745,077
2006	137,104
2007	79,984
2008	105,640

Total	$5,678,978

Notes to Consolidated Financial Statements

9. Borrowed Funds

Borrowed funds at December 31 are summarized as follows:

	2003		2002
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
		(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$1,250,000	4.00%	$1,000,000	4.90%
Other brokers	1,950,000	3.14	850,000	5.05

Total securities sold under agreements to repurchase	3,200,000	3.48	1,850,000	4.97
Advances from the FHLB	1,950,000	3.69	1,750,000	3.92

Total borrowed funds	$5,150,000	3.56	$3,600,000	4.46

At December 31, 2003, borrowed funds had scheduled maturities and potential call dates as follows:

	Borrowings by Scheduled		Borrowings by Next
	Maturity Date		Potential Call Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
		(Dollars in thousands)
2004	$50,000	5.00%	$1,400,000	2.93%
2005	—	—	1,625,000	3.64
2006	650,000	1.12	1,275,000	3.74
2007	—	—	800,000	4.09
2008	100,000	1.13	—	—
2010	300,000	5.68	50,000	5.27
2011	1,000,000	4.66	—	—
2012	1,500,000	4.06	—	—
2013	1,550,000	3.08	—	—

Total	$5,150,000	3.56	$5,150,000	3.56

Notes to Consolidated Financial Statements

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, the average balances and the maximum outstanding at any month-end at or for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands)
Amortized cost of collateral:
United States government agency securities	$615,806	$108,245
Mortgage-backed securities	2,369,058	1,071,529
REMICs	495,074	730,353

Total amortized cost of collateral	$3,479,938	$1,910,127

Fair value of collateral:
United States government agency securities	$604,397	$110,471
Mortgage-backed securities	2,387,457	1,101,884
REMICs	478,192	747,425

Total fair value of collateral	$3,470,046	$1,959,780

Average balance of outstanding repurchase agreements during the year	$2,253,025	$1,734,384

Maximum balance of outstanding repurchase agreements at any month-end during the year	$3,200,000	$1,850,000

The average balance of our advances from the FHLB during 2003 was $1.84 billion and the maximum FHLB advances outstanding during 2003 was $2.05 billion.

10. Employee Benefit Plans

     a) Retirement and Other Postretirement Benefits

Non-contributory retirement and postretirement plans are maintained to cover all employees, including retired employees, who have met the eligibility requirements of the plans. Benefits under the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and compensation. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and had a benefit obligation of $5,373,000 at December 31, 2003 and $4,713,000 at December 31, 2002. Certain health care and life insurance benefits are provided to eligible retired employees (“other benefits”). Participants generally become eligible for retiree health care and life insurance benefits after ten years of service. The measurement date for year-end disclosure information is December 31 and the measurement date for net periodic benefit cost is January 1.

Notes to Consolidated Financial Statements

The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

	Retirement Plans		Other Benefits
	2003	2002	2003	2002
		(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$67,134	$58,749	$30,035	$29,788
Service cost	2,709	2,351	1,643	1,393
Interest cost	4,270	4,187	1,958	1,883
Participant contributions	—	—	20	21
Actuarial loss (gain)	1,535	3,547	8,807	(2,412)
Benefits paid	(1,895)	(1,700)	(999)	(638)

Benefit obligation at end of year	73,753	67,134	41,464	30,035

Change in Plan Assets:
Fair value of plan assets at beginning of year	59,102	67,148	—	—
Actual return (loss) on plan assets	12,856	(6,349)	—	—
Employer contribution	6,003	3	979	617
Participant contributions	—	—	20	21
Benefits paid	(1,895)	(1,700)	(999)	(638)

Fair value of plan assets at end of year	76,066	59,102	—	—

Funded Status	2,313	(8,032)	(41,464)	(30,035)
Unrecognized prior service cost	—	(16)	—	—
Unrecognized net actuarial loss (gain)	7,414	13,978	(825)	(9,999)

Prepaid (accrued) benefit cost	$9,727	$5,930	$(42,289)	$(40,034)

Amounts recognized in the consolidated statements of financial condition consist of:

	Retirement Plans		Other Benefits
	2003	2002	2003	2002
		(In thousands)
Prepaid benefit cost	$14,189	$9,909	$—	$—
Accrued benefit cost	(4,462)	(3,979)	(42,289)	(40,034)

Net amount recognized	$9,727	$5,930	$(42,289)	$(40,034)

The accumulated benefit obligation for all defined benefit retirement plans was $61,558,000 and $55,086,000 at December 31, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements

Net periodic benefit cost (income) for the year ended December 31 included the following components:

	Retirement Plans			Other Benefits
	2003	2002	2001	2003	2002	2001
			(In thousands)
Service cost	$2,709	$2,351	$2,135	$1,643	$1,393	$1,409
Interest cost	4,270	4,187	4,007	1,958	1,883	1,929
Expected return on assets	(5,286)	(5,950)	(6,307)	—	—	—
Amortization of:
Net loss (gain)	528	33	(239)	(368)	(499)	(359)
Unrecognized prior service cost	(16)	(16)	13	—	—	—
Unrecognized remaining net assets	—	—	(399)	—	—	—

Net periodic benefit cost (income)	$2,205	$605	$(790)	$3,233	$2,777	$2,979

The following are the weighted average assumptions used to determine net periodic benefit cost at December 31:

	Retirement Plans			Other Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.50%	7.25%	7.50%	6.50%	7.25%	7.50%
Expected return on assets	8.75	9.00	9.00	—	—	—
Rate of compensation increase	5.00	6.00	6.25	—	—	—

The following are the weighted-average assumptions used to determine benefit obligations at December 31:

	Retirement Plans		Other Benefits
	2003	2002	2003	2002
Discount rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	4.75	5.00	—	—

The overall expected return on assets assumption is based on the historical performance of the pension fund. The average return over the past ten years was determined for the market value of assets, which is the value used in the calculation of annual net periodic benefit cost.

The assumed health care cost trend rate used to measure the expected cost of other benefits for 2003 was 9.00%. The rate was assumed to decrease gradually to 4.75% for 2008 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service cost and interest cost	$773	$(627)
Effect on other benefit obligations	7,590	(6,350)

Notes to Consolidated Financial Statements

The retirement plan’s weighted-average asset allocations at December 31, 2003 and 2002, by asset category were as follows:

	Plan Assets
	at December 31,
Asset Category	2003	2002
Equity securities	63.0%	55.0%
Fixed Income	34.0	37.0
Cash	3.0	8.0

Total	100.0%	100.0%

Equity securities include Hudson City Bancorp, Inc. common stock in the amount of $8.4 million (11.0% of total plan assets) at December 31, 2003. Equity securities at December 31, 2002 did not include Hudson City Bancorp, Inc. common stock.

Funds in Hudson City’s qualified retirement plan are invested in a commingled asset allocation fund (the “Fund”) of a well-established asset management company and in Hudson City Bancorp, Inc. common stock. The purpose of the Fund is to provide a diversified portfolio of equities, fixed income instruments and cash. Its trustee, in the trustee’s absolute discretion, manages the Fund.

The Fund is maintained with the objective of providing investment results that outperform a static mix of 55% equity, 35% bond and 10% cash, as well as the median manager of balanced funds. In order to achieve the Fund’s return objective, the Fund will combine fundamental analysis and a quantitative proprietary model to allocate and reallocate assets among the three broad investment categories of equities, money market instruments and other fixed income obligations. As market and economic conditions change, these ratios will be adjusted in moderate increments of about five percentage points. It is intended that the equity portion will represent approximately 40% to 70%, the bond portion approximately 25% to 55% and the money market portion 0% to 25%. Performance results are reviewed at least annually with the asset management company of the Fund.

During 2003, the Retirement Committee of the Board of Directors determined that it was appropriate to establish a segregated asset account whereby funds transferred or contributed into the account would be for the purchase of Hudson City Bancorp, Inc. common stock. In July 2003, approximately $6.0 million was contributed into the segregated asset account of the defined benefit retirement plan. At that time, the funds contributed were invested in Hudson City Bancorp, Inc. common stock. In 2004, Hudson City expects to fund its qualified retirement plan with the minimum contribution, which has not yet been determined.

Notes to Consolidated Financial Statements

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Retirement	Other
	Plans	Benefits
	(In thousands)
2004	$3,007	$1,297
2005	3,318	1,436
2006	3,425	1,571
2007	3,596	1,738
2008	3,780	1,896
2009 through 2013	22,106	12,301

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Following the guidance of the Financial Accounting Standards Board, Hudson City has elected to defer recognition of this Act at this time. The accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect the effect of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and guidance, when issued, could require a change to previously reported information.

     b) Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in Hudson City common stock that provides employees with the opportunity to receive a Hudson City-funded retirement benefit based primarily on the value of Hudson City common stock. The ESOP was authorized to purchase, and did purchase, 8,696,000 shares of Hudson City common stock at an average price of $6.74 per share with a loan from Hudson City Bancorp. The outstanding loan principal at December 31, 2003 was $53.4 million. Those shares were pledged as collateral for the loan and are released from the pledge for allocation to participants as loan payments are made.

At December 31, 2003, shares allocated to participants were 1,304,398. For the plan year ending December 31, 2003, there are 289,867 shares that are committed to be released and will be allocated to participants at the end of the plan year. Unallocated ESOP shares held in suspense totaled 7,391,602 at December 31, 2003 and had a fair market value of $282.2 million. ESOP compensation expense for the years ended December 31, 2003, 2002 and 2001 was $7,685,000, $5,105,000 and $3,238,000, respectively.

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP’s loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan. Compensation expense related to this plan amounted to $5,018,000 in 2003, $2,250,000 in 2002 and $1,406,000 in 2001.

Notes to Consolidated Financial Statements

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

As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2003, common stock that had not been awarded totaled 189,200 shares. Expense attributable to the RRP amounted to $6,473,000 for the year 2003, $7,362,000 for 2002 and $5,641,000 for 2001.

A summary of the status of the granted, but unvested shares under the RRP as of December 31, and changes during those years, is presented below:

	Restricted Stock Awards
	2003	2002	2001
Outstanding at beginning of year	2,561,520	3,341,560	3,903,200
Granted	16,500	167,900	242,200
Vested	(830,900)	(947,940)	(803,840)

Outstanding at end of year	1,747,120	2,561,520	3,341,560

     d) Stock Option Plans

Each stock option granted entitles the holder to purchase one share of Hudson City’s common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options granted generally vest over a five year period from the date of grant and will expire no later than 10 years following the grant date. Under the Hudson City stock option plans, 11,190,000 shares of Hudson City Bancorp, Inc. common stock have been reserved for issuance. Directors and employees have been granted 10,200,000 stock options.

Notes to Consolidated Financial Statements

A summary of the status of the granted, but unexercised stock options as of December 31, and changes during those years, is presented below:

	2003		2002		2001
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding at beginning of year	8,230,070	$7.685	9,214,400	$7.208	8,908,000	$6.938
Granted	174,000	19.694	426,000	15.887	606,000	11.051
Exercised	(1,530,114)	7.164	(1,410,330)	7.043	(285,600)	6.938
Forfeited	(8,800)	9.787	—	—	(14,000)	6.938

Outstanding at end of year	6,865,156	8.103	8,230,070	7.685	9,214,400	7.208

The following table summarizes information about our stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	of Options	Contractual	Exercise	Of Options	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$6.938	5,778,756	6 years	$6.938	2,412,356	$6.938
9.938	100,200	7 years	9.938	33,600	9.938
10.925	137,600	7 years	10.925	34,400	10.925
11.515	256,000	7 years	11.515	64,000	11.515
13.495	178,600	8 years	13.495	32,200	13.495
17.740	240,000	8 years	17.740	80,000	17.740
19.110	94,000	9 years	19.110	—	—
20.380	80,000	9 years	20.380	—	—

8.103	6,865,156		8.103	2,656,556	7.542

     e) Incentive Plans

A tax-deferred profit incentive bonus savings plan is maintained based on Hudson City’s profitability. All employees are eligible after one year of employment and the attainment of age 21. The expense was $1,320,000, $1,230,000 and $1,145,000 in 2003, 2002 and 2001, respectively.

Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria. Participants can elect cash payment or elect to defer the award until retirement. The expense related to these plans was $2,482,000 in 2003, $2,462,000 in 2002 and $2,489,000 in 2001.

Notes to Consolidated Financial Statements

11. Income Taxes

Income tax expense (benefit) for each of the years in the three-year period ended December 31, 2003 is summarized as follows:

	2003	2002	2001
		(In thousands)
Federal:
Current	$120,498	$108,916	$76,264
Deferred	(4,564)	(3,007)	(2,857)

Total federal	115,934	105,909	73,407

State:
Current	5,695	5,222	110
Deferred	(1,828)	(1,749)	—

Total state	3,867	3,473	110

Total income tax expense	$119,801	$109,382	$73,517

Not included in the above table is deferred income tax benefit of $19,002,000 for 2003 and deferred income tax expense of $11,918,000 and $4,868,000 for 2002 and 2001, respectively, which represents the deferred income tax (benefit)expense on the net unrealized (losses)gains of securities available for sale.

The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

	2003	2002	2001
	(Dollars in thousands)
Income before income tax expense	$327,211	$301,415	$208,066
Statutory income tax rate	35%	35%	35%

Computed expected income tax expense	114,524	105,495	72,823
State income taxes, net of federal income tax benefit	2,514	2,257	72
Tax-exempt interest	(84)	(106)	(111)
ESOP fair market value adjustment	2,003	1,100	447
Other, net	844	636	286

Income tax expense	$119,801	$109,382	$73,517

Notes to Consolidated Financial Statements

The net deferred tax asset at December 31 consists of the following:

	2003	2002
	(In thousands)
Deferred tax asset:
Discount accretion	$92	$55
Deferred loan origination fees	—	304
Postretirement benefits	17,413	16,353
Book loan loss reserve	9,829	9,426
Mortgage premium amortization	5,207	5,898
Non-accrual interest income	46	210
Non-qualified benefit plans	7,436	5,294
Net unrealized loss on securities available for sale	4,115	—
Other	8,969	5,301

	53,107	42,841

Deferred tax liability:
Tax bad debt reserve	—	2,236
Net unrealized gain on securities available for sale	—	14,887
Retirement plan	5,796	4,048
Deferred REIT dividend	—	1,133
Deferred loan origination fees	1,282	—
Other	2,347	2,249

	9,425	24,553

Net deferred tax asset	$43,682	$18,288

The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management’s opinion, in view of Hudson City’s previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 2003 and 2002.

Retained earnings at December 31, 2003 included approximately $49,000,000 for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for tax purposes. Under SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

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

Notes to Consolidated Financial Statements

Carrying amounts of cash, due from banks and federal funds sold are considered to approximate fair value. The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows. For time deposits and borrowed funds, the fair value is estimated by discounting estimated future cash flows using currently offered rates. For deposit liabilities payable on demand, the fair value is the carrying value at the reporting date. There is no material difference between the fair value and the committed amounts of our off-balance commitments.

Other important elements which are not deemed to be financial assets or liabilities and therefore, not considered in these estimates include the value of Hudson City’s retail branch delivery system, its existing core deposit base and banking premises and equipment.

The estimated fair value of Hudson City’s financial instruments at December 31 are summarized as follows:

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Assets:
Cash and due from banks	$190,984	$190,984	$153,096	$153,096
Federal funds sold	63,600	63,600	87,700	87,700
Investment securities held to maturity	1,366	1,443	1,406	1,497
Investment securities available for sale	2,243,812	2,243,812	560,932	560,932
Federal Home Loan Bank of New York stock	164,850	164,850	137,500	137,500
Mortgage-backed securities held to maturity	4,292,444	4,250,688	4,734,266	4,828,939
Mortgage-backed securities available for sale	1,130,257	1,130,257	1,391,895	1,391,895
Loans, net	8,766,264	8,943,991	6,931,891	7,131,594
Liabilities:
	10,453,780	10,474,126	9,138,629	9,169,282
	5,150,000	5,326,182	3,600,000	3,952,900

13. Regulatory Capital

Deposits at Hudson City Savings are insured up to standard limits of coverage provided by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”). During 2003, Hudson City Savings was a New Jersey state-chartered savings bank and was subject to comprehensive regulation, supervision and periodic examinations by the FDIC and by the New Jersey State Department of Banking .

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2003, Hudson City Savings was required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted average assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

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

Management believes that, as of December 31, 2003, Hudson City Savings meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized Hudson City Savings as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed Hudson City Savings’ capital classification.

The following is a summary of Hudson City Savings’ actual capital amounts and ratios as of December 31, 2003 and 2002, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:

			FDIC Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2003
Leverage (Tier 1) capital	$1,234,212	7.52%	$656,192	4.00%	$820,240	5.00%
Risk-based capital:
Tier 1	1,234,212	20.45	241,439	4.00	362,158	6.00
Total	1,260,759	20.89	482,877	8.00	603,597	10.00
December 31, 2002
Leverage (Tier 1) capital	$1,206,754	8.85%	$545,340	4.00%	$681,675	5.00%
Risk-based capital:
Tier 1	1,206,754	26.26	183,816	4.00	275,724	6.00
Total	1,232,255	26.81	367,632	8.00	459,540	10.00

During 2003, the Federal Reserve Bank imposed certain capital requirements on Hudson City Bancorp under the Bank Holding Company Act of 1956, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These minimum requirements were substantially the same as Hudson City Savings’ minimum capital requirements described above. Subject to its capital requirements and certain other restrictions, Hudson City Bancorp was able to borrow money to make a capital contribution to Hudson City Savings, and such loans could have been repaid from dividends paid from Hudson City Savings to Hudson City Bancorp. Hudson City Bancorp was also able to raise capital for contribution to Hudson City Savings by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Notes to Consolidated Financial Statements

The following table shows Hudson City Bancorp’s leverage capital ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31, 2003 and 2002:

			Federal Reserve Bank Requirements
			Minimum Capital		For Classification as
	Bancorp Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2003
Leverage (Tier 1) capital	$1,335,441	8.14%	$656,233	4.00%	$820,292	5.00%
Risk-based capital:
Tier 1	1,335,441	22.12	241,442	4.00	362,164	6.00
Total	1,361,988	22.56	482,885	8.00	603,606	10.00
December 31, 2002
Leverage (Tier 1) capital	$1,291,910	9.48%	$545,367	4.00%	$681,709	5.00%
Risk-based capital:
Tier 1	1,291,910	28.11	183,819	4.00	275,728	6.00
Total	1,317,411	28.67	367,637	8.00	459,546	10.00

Effective January 1, 2004, Hudson City Savings converted from a New Jersey state-chartered savings bank to a federally chartered savings bank and is now subject to regulation, supervision and examination by the OTS. OTS regulations require banks to maintain the following minimum levels of regulatory capital: (a) a 1.50% tangible capital ratio, (b) a 4.00% leverage (core) capital ratio and (c) an 8.00% total risk-based capital ratio. Hudson City Savings was in compliance with these requirements at December 31, 2003, although they did not become applicable until the effective date of the charter conversion.

As a result of Hudson City Savings’ charter conversion, Hudson City Bancorp and Hudson City, MHC are now regulated, supervised and examined by the OTS as savings and loan holding companies and, as such, are no longer subject to regulatory capital requirements.

14. Off-Balance Sheet Risk and Contingencies

Hudson City Savings is a party to commitments to extend credit in the normal course of business to meet the financial needs of its customers and commitments to purchase loans and mortgage-backed securities to meet our growth initiatives. Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates or other termination clauses, whereas home equity lines of credit have no expiration date. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis.

At December 31, 2003, Hudson City Savings had fixed- and variable-rate first mortgage loan commitments to extend credit of approximately $96,019,000 and $16,535,000, respectively, commitments to purchase loans of $274,549,000, commitments to purchase mortgage-backed securities of $300,000,000 and unused home equity and overdraft lines of credit of approximately $85,983,000. No commitments are included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.

Notes to Consolidated Financial Statements

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the consolidated financial statements of Hudson City will not be materially affected as a result of such legal proceedings.

15. Parent Company Only Financial Statements

The following condensed financial statements for Hudson City Bancorp, Inc. (parent company only) reflect Hudson City Bancorp’s investment in its wholly-owned subsidiary, Hudson City Savings Bank, using the equity method of accounting.

Statements of Financial Condition

	December 31,	December 31,
	2003	2002
	(In thousands)
Assets:
Cash and due from bank	$47,723	$31,037
Investment in subsidiary	1,228,137	1,230,927
ESOP loan receivable	53,441	54,115
Other assets	95	62

Total Assets	$1,329,396	$1,316,141

Liabilities and Stockholders’ Equity:
Accrued expenses	$30	$58
Total stockholder’s equity	1,329,366	1,316,083

Total Liabilities and Stockholders’ Equity	$1,329,396	$1,316,141

Notes to Consolidated Financial Statements

Statements of Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
	(In thousands)
Income:
Dividends received from subsidiary	$203,149	$178,223	$219,846
Interest on ESOP loan receivable	4,180	4,230	4,276
Interest on deposit with subsidiary	721	657	1,059

Total income	208,050	183,110	225,181
Expenses	749	844	613

Income before income tax expense and equity in undistributed earnings/ (excess of distribution over earnings) of subsidiary	207,301	182,266	224,568
Income tax expense	1,555	1,524	1,712

Income before equity in undistributed earnings/ (excess of distribution over earnings) of subsidiary	205,746	180,742	222,856
Equity in undistributed earnings/ (excess of distribution over earnings) of subsidiary	1,664	11,291	(88,307)

Net Income	$207,410	$192,033	$134,549

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
		(In thousands)
Cash Flows from Operating Activities:
Net income	$207,410	$192,033	$134,549
Adjustments to reconcile net income to cash provided by operating activities:
(Equity in undistributed earnings)/ excess of distribution over earnings of subsidiary	(1,664)	(11,291)	88,307
(Increase) decrease in other assets	(5)	(28)	67
(Decrease) increase in accrued expenses	(28)	30	(45)

Net Cash Provided by Operating Activities	205,713	180,744	222,878

Cash Flows from Investing Activities:
Principal collected on ESOP loan	674	626	580

Net Cash Provided by Investing Activities	674	626	580

Cash Flows from Financing Activities:
Purchase of treasury stock	(101,057)	(140,173)	(278,458)
Exercise of stock options	10,961	9,933	1,981
Cash dividends paid to unallocated ESOP shares	(3,978)	(2,741)	(1,921)
Cash dividends paid	(95,627)	(64,504)	(46,542)

Net Cash Used by Financing Activities	(189,701)	(197,485)	(324,940)

Net Increase (Decrease) in Cash Due from Bank	16,686	(16,115)	(101,482)
Cash Due from Bank at Beginning of Year	31,037	47,152	148,634

Cash Due from Bank at End of Year	$47,723	$31,037	$47,152

Notes to Consolidated Financial Statements

16. Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2003 and 2002.

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
		(In thousands, except per share data)
Interest income	$198,536	$192,656	$186,685	$199,451
Interest expense	95,954	94,592	91,996	93,812

Net interest income	102,582	98,064	94,689	105,639
Provision for loan losses	225	225	225	225

Net interest income after provision for loan losses	102,357	97,839	94,464	105,414
Non-interest income	5,473	9,937	9,431	4,823
Non-interest expense	25,522	24,912	25,611	26,482

Income before income tax expense	82,308	82,864	78,284	83,755
Income tax expense	30,107	30,318	28,021	31,355

Net income	$52,201	$52,546	$50,263	$52,400

Basic earnings per share	$0.29	$0.29	$0.28	$0.29

Diluted earnings per share	$0.28	$0.28	$0.27	$0.28

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$188,589	$196,487	$200,338	$198,803
Interest expense	97,198	99,115	100,434	99,027

Net interest income	91,391	97,372	99,904	99,776
Provision for loan losses	525	525	225	225

Net interest income after provision for loan losses	90,866	96,847	99,679	99,551
Non-interest income	1,172	1,256	1,366	4,219
Non-interest expense	24,169	23,069	22,963	23,340

Income before income tax expense	67,869	75,034	78,082	80,430
Income tax expense	24,283	26,860	28,464	29,775

Net income	$43,586	$48,174	$49,618	$50,655

Basic earnings per share	$0.23	$0.26	$0.27	$0.28

Diluted earnings per share	$0.23	$0.25	$0.26	$0.27

Notes to Consolidated Financial Statements

17. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Year Ended December 31,
	2003			2002			2001
			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
				(In thousands, except per share data)
Net income	$207,410			$192,033			$134,549

Basic earnings per share:
Income available to common stockholders	$207,410	182,569	$1.14	$192,033	184,928	$1.04	$134,549	195,862	$0.69

Effect of dilutive common stock equivalents	—	5,105		—	5,077		—	3,126

Diluted earnings per share:
Income available to common stockholders	$207,410	187,674	$1.11	$192,033	190,005	$1.01	$134,549	198,988	$0.68

18. Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement of Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The interpretation also requires the recognition, at estimated fair value, of a liability by the guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and should generally be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, were applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

Notes to Consolidated Financial Statements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers of certain financial instruments, falling within the scope of SFAS No. 150, with characteristics of both liabilities and equity to be classified and measured as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, SFAS No. 150 was to be implemented by reporting the cumulative effect of a change in an accounting principle. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”). For public entities, FIN 46R is applicable no later than the end of the first reporting period ending after December 15, 2003 to all special-purpose entities (“SPEs”) in which the entity holds a variable interest. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. We adopted FIN 46R as of December 31, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. Our disclosures in Note 10 of the Consolidated Financial Statements in Item 8 of this report incorporate the requirements of SFAS No. 132 (revised).

On January 12, 2004, The FASB issued Staff Position No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which allows companies to recognize or defer recognizing the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or Medicare Act, for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements. We have elected to defer accounting for the effects of the Medicare Act. The specific authoritative guidance on accounting for the federal subsidy is pending and the issued guidance could require us to change previously reported information. As a result, we have not yet determined the impact of the Medicare Act on our financial condition or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Ronald E. Hermance, Jr., our President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financing reporting and we identified no significant deficiencies or material weaknesses requiring corrective action with respect to those controls.

PART III

Item 10. Directors and Executive Officers of the Company.

Information regarding directors and executive officers of the Company is presented under the headings “Proposal 1 - Election of Directors-General,” “-Who Our Directors Are,” “-Our Directors Backgrounds,” “-Nominees for Election as Directors,” “-Continuing Directors,” “-Meetings of the Board of Directors and Its Committees,” “-Executive Officers,” “-Director Compensation,” “-Executive Officer Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 21, 2004, which will be filed with the SEC on or about April 21, 2004, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading “Corporate Governance - Meetings of the Board of Directors and its Committees” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 21, 2004, which will be filed with the SEC on or about April 21, 2004, and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available free of charge by contacting Louis Beierle, our Investor Relations Officer, at (201)967-8290.

Item 11. Executive Compensation.

Information regarding executive compensation is presented under the headings “Election of Directors-Director Compensation,” “ – Executive Officer Compensation,” “-Summary Compensation Table,” “Employment Agreements,” “Change of Control Agreements,” and “Benefit Plans” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 21, 2004, which will be filed with the SEC on or about April 21, 2004, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 21, 2004, which will be filed with the SEC on or about April 21, 2004, and is incorporated herein by reference.

The following table presents equity compensation plan information as of December 31, 2003.

Equity Compensation Plan Information

			Number of securities remaining
			available for future issuance
	Number of securities to be issued	Weighted-average exercise price	under equity compensation plans
	upon exercise of outstanding	of outstanding options, warrants	(excluding securities reflected
	options, warrants and rights	and rights	in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plan approved by security holders	6,545,156	$7.936	1,238,000
Equity compensation plan not approved by security holders	320,000	11.515	—

Total	6,865,156	8.103	1,238,000

(1)	Of such 1,238,000 shares, 189,200 remain available for future restricted stock awards under Hudson City Bancorp’s 2000 Recognition and Retention Plan. Hudson City’s practice is to purchase outstanding common stock to satisfy its obligations for restricted stock awards.

The Hudson City Bancorp, Inc. Denis J. Salamone Restricted Stock Award Plan and the Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan were adopted in fiscal year 2001. Pursuant to the Denis J. Salamone Restricted Stock Award Plan, Mr. Salamone was granted a restrictive stock award of 200,000 shares, which vest at the rate of 40,000 shares per year beginning April 20, 2002, with accelerated vesting in cases of death, disability, retirement or change of control in Hudson City Bancorp. Pursuant to the Denis J. Salamone Stock Option Plan, Mr. Salamone was granted an option to purchase 320,000 shares, which become exercisable at the rate of 64,000 shares per year beginning January 13, 2002. These awards were granted as a recruitment incentive to induce Mr. Salamone to leave his prior position and join Hudson City. In 2001, Hudson City purchased outstanding common stock to meet its obligations under Mr. Salamone’s restricted stock award.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 21, 2004, which will be filed with the SEC on or about April 21, 2004, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 – Ratification of Appointment of Independent Auditors” in Hudson City Bancorp’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 21, 2004, which will be filed with the SEC on or about April 21, 2004 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	The following consolidated financial statements are in Item 8 of this annual report:

Consolidated Financial Statements as of December 31, 2003, 2002 and 2001

•	Independent Auditors’ Report

•	Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

•	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

(b)	Reports on Form 8-K. Hudson City Bancorp, Inc. filed two Current Reports on Form 8-K during the quarter ended December 31, 2003 detailed as follows.

On October 16, 2003, Hudson City Bancorp, Inc. (the “Company”), the holding company for Hudson City Savings Bank, issued a press release announcing third quarter financial results for the period ended September 30, 2003. A copy of the press release was attached as an exhibit to the report. Also, the Board of Directors of Hudson City Savings Bank, the banking subsidiary of Hudson City Bancorp, Inc., authorized the filing of an application with the Office of Thrift Supervision to convert to a federally chartered savings bank. A copy of the press release was attached as an exhibit to the report.

On December 8, 2003, Ronald E. Hermance, Jr., President and Chief Executive Officer of Hudson City Bancorp, Inc. (“the Company”), made a financial presentation regarding the Company at the Themes & Top Picks in Mortgage/Specialty Finance Eighth Annual Conference sponsored by Lehman Brothers. The text of the Power Point slides used during this presentation was attached as an exhibit to the report.

(c)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION
2.1	Amended and Restated Plan of Reorganization and Stock Issuance of Hudson City Savings Bank (1)

3.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (2)

4.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)

4.3	Form of Stock Certificate of Hudson City Bancorp, Inc. (1)

10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (1)

10.2	Profit Incentive Bonus Plan of Hudson City Savings Bank (1)

10.3	Supplementary Savings Plan of Hudson City Savings Bank (1)

10.4	Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)

10.5	Form of Employment Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (1)

10.6	Form of One-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (1)

10.7	Form of Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (1)

10.8	Severance Pay Plan of Hudson City Savings Bank (1)

10.9	ESOP Restoration Plan of Hudson City Savings Bank (1)

10.10	Hudson City Savings Bank Outside Directors Consultation Plan (1)

10.11	Hudson City Savings Bank Supplemental Executive Retirement Plan (1)

10.12	Hudson City Savings Bank Annual Incentive Plan (1)

10.13	Hudson City Savings Bank Long-Term Incentive Plan (1)

10.14	Form of Postretirement Death Benefit for Senior Officers (1)

10.15	Hudson City Bancorp, Inc. 2000 Stock Option Plan (3)

10.16	Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan (3)

10.17	Amendment No. 1 to the Employee Stock Ownership Plan of Hudson City Savings Bank (4)

10.18	Amendment No. 1 to the Profit Incentive Bonus Plan of Hudson City Savings Bank (4)

10.19	Amendment No. 2 to the Profit Incentive Bonus Plan of Hudson City Savings Bank (4)

10.20	Employment Agreement by and among Hudson City Savings Bank, Hudson City Bancorp, Inc. and Leonard S. Gudelski (5)

10.21	Employment Agreement by and among Hudson City Savings Bank, Hudson City Bancorp, Inc. and Denis J. Salamone (5)

10.22	Hudson City Bancorp, Inc. Denis J. Salamone Restricted Stock Award Plan (5)

10.23	Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan (5)

11.1	Statement Re: Computation of Per Share Earnings

21.1	Subsidiaries of Hudson City Bancorp, Inc.

23.1	Consent of KPMG LLP (6)

31.1	Certification of Disclosure of Ronald E. Hermance, Jr.

31.2	Certification of Disclosure of Denis J. Salamone

32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1) Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.

(2) Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2003.

(3) Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.

(4) Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

(5) Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

(6) Submitted only with filing in electronic format.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on March 10, 2004.

Hudson City Bancorp, Inc.

By:	/s/ Ronald E. Hermance, Jr. Ronald E. Hermance, Jr. President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Leonard S. Gudelski Leonard S. Gudelski	Director, Chairman of the Board	March 10, 2004
/s/ Ronald E. Hermance, Jr. Ronald E. Hermance, Jr.	Director, President and Chief Executive Officer (principal executive officer)	March 10, 2004
/s/ Denis J. Salamone Denis J. Salamone	Director, Senior Executive Vice President and Chief Operating Officer (principal financial and accounting officer)	March 10, 2004
/s/ Verne S. Atwater Verne S. Atwater	Director	March 10, 2004
/s/ Michael W. Azzara Michael W. Azzara	Director	March 10, 2004
/s/ William G. Bardel William G. Bardel	Director	March 10, 2004
/s/ Scott A. Belair Scott A. Belair	Director	March 10, 2004
/s/ John D. Birchby John D. Birchby	Director	March 10, 2004
/s/ Kenneth L. Birchby Kenneth L. Birchby	Director	March 10, 2004
/s/ Victoria H. Bruni Victoria H. Bruni	Director	March 10, 2004
/s/ William J. Cosgrove William J. Cosgrove	Director	March 10, 2004
/s/ Andrew J. Egner, Jr. Andrew J. Egner, Jr.	Director	March 10, 2004
/s/ John W. Klie John W. Klie	Director	March 10, 2004
/s/ Donald O. Quest Donald O. Quest	Director	March 10, 2004
/s/ Joseph G. Sponholz Joseph G. Sponholz	Director	March 10, 2004