Form 10-Q
period 2004-03-31
HUDSON CITY BANCORP INC
filed 2004-05-10
CIK 921847

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2004

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

As of April 30, 2004, the registrant had 189,339,311 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant’s mutual holding company, and 66,762,711 shares were held by the public and directors, officers and employees of the registrant.

Hudson City Bancorp, Inc.
Form 10-Q

Contents of Report

Explanatory Note: This Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Hudson City Bancorp’s interest rate spread or other income anticipated from operations and investments. As used in this Form 10-Q, “we” and “us” and “our” refer to Hudson City Bancorp, Inc. and its consolidated subsidiary Hudson City Savings Bank, depending on the context.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Assets
Cash and due from banks	$116,602	$190,984
Federal funds sold	113,900	63,600

Total cash and cash equivalents	230,502	254,584
Investment securities held to maturity, market value of $575,548 at March 31, 2004 and $1,443 at December 31, 2003	563,841	1,366
Investment securities available for sale, at market value	1,772,270	2,243,812
Federal Home Loan Bank of New York stock	160,000	164,850
Mortgage-backed securities held to maturity, market value of $4,008,742 at March 31, 2004 and $4,250,688 at December 31, 2003	4,005,352	4,292,444
Mortgage-backed securities available for sale, at market value	1,560,478	1,130,257
Loans	9,450,227	8,803,066
Less:
Deferred loan fees	10,053	10,255
Allowance for loan losses	26,765	26,547

Net loans	9,413,409	8,766,264
Foreclosed real estate, net	1,103	1,002
Accrued interest receivable	79,093	80,220
Banking premises and equipment, net	32,564	31,354
Other assets	101,337	67,207

Total Assets	$17,919,949	$17,033,360

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$10,349,986	$10,057,285
Noninterest-bearing	410,029	396,495

Total deposits	10,760,015	10,453,780
Borrowed funds	5,650,000	5,150,000
Accrued expenses and other liabilities	121,014	100,214

Total liabilities	16,531,029	15,703,994

Common stock, $0.01 par value, 800,000,000 shares authorized; 231,276,600 shares issued, 189,602,811 shares outstanding at March 31, 2004, 189,835,997 shares outstanding at December 31, 2003	2,313	2,313
Additional paid-in capital	558,160	543,589
Retained earnings	1,439,943	1,396,257
Treasury stock, at cost; 41,673,789 shares at March 31, 2004 and 41,440,603 shares at December 31, 2003	(569,034)	(547,859)
Unallocated common stock held by the employee stock ownership plan	(49,023)	(49,513)
Unearned common stock held by the recognition and retention plan	(11,080)	(9,463)
Accumulated other comprehensive income (loss), net of tax	17,641	(5,958)

Total stockholders’ equity	1,388,920	1,329,366

Total Liabilities and Stockholders’ Equity	$17,919,949	$17,033,360

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands, except per share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans	$123,087	$106,709
Interest and fees on consumer and other loans	2,049	2,125
Interest on mortgage-backed securities held to maturity	45,851	61,075
Interest on mortgage-backed securities available for sale	15,796	14,399
Interest on investment securities held to maturity:
Taxable	1,326	17
Exempt from federal taxes	5	5
Interest and dividends on investment securities available for sale-taxable	23,937	11,690
Dividends on Federal Home Loan Bank of New York stock	659	1,990
Interest on federal funds sold	317	526

Total interest and dividend income	213,027	198,536

Interest Expense:
Interest on deposits	49,769	55,684
Interest on borrowed funds	47,719	40,270

Total interest expense	97,488	95,954

Net interest income	115,539	102,582
Provision for Loan Losses	225	225

Net interest income after provision for loan losses	115,314	102,357

Non-Interest Income:
Service charges and other income	1,194	1,302
Gains on securities transactions, net	2,437	4,171

Total non-interest income	3,631	5,473

Non-Interest Expense:
Compensation and employee benefits	19,684	16,916
Net occupancy expense	3,940	3,863
Federal deposit insurance assessment	417	378
Computer and related services	539	335
Other expense	4,473	4,030

Total non-interest expense	29,053	25,522

Income before income tax expense	89,892	82,308
Income Tax Expense	33,663	30,107

Net income	$56,229	$52,201

Basic Earnings Per Share	$0.31	$0.29

Diluted Earnings Per Share	$0.30	$0.28

Weighted Average Number of Common Shares Outstanding:
Basic	181,523,963	182,764,282
Diluted	187,040,989	187,557,530

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Cash Flows from Operating Activities:
Net income	$56,229	$52,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	7,515	9,952
Provision for loan losses	225	225
Gains on securities transactions, net	(2,437)	(4,171)
Allocation of stock for employee benefit plans	4,630	2,980
Deferred tax expense	415	—
Net proceeds from sale of foreclosed real estate	828	221
Decrease in accrued interest receivable	1,127	701
(Increase) decrease in other assets	(50,843)	7,973
Increase in accrued expenses and other liabilities	20,800	28,538
Tax benefit from stock plans	12,705	—

Net Cash Provided by Operating Activities	51,194	98,620

Cash Flows from Investing Activities:
Originations of loans	(265,875)	(405,288)
Purchases of loans	(761,050)	(418,033)
Payments on loans	376,966	884,417
Principal collection of mortgage-backed securities held to maturity	286,619	840,582
Purchases of mortgage-backed securities held to maturity	(4,093)	(884,988)
Principal collection of mortgage-backed securities available for sale	49,626	116,388
Proceeds from sales of mortgage-backed securities available for sale	126,421	196,467
Purchases of mortgage-backed securities available for sale	(581,912)	(116,379)
Purchases of investment securities held to maturity	(562,475)	—
Proceeds from maturities and calls of investment securities available for sale	826,335	134,200
Purchases of investment securities available for sale	(337,306)	(1,093,208)
Purchases of Federal Home Loan Bank of New York stock	—	(12,500)
Redemption of Federal Home Loan Bank of New York stock	4,850	—
(Purchases) sales of premises and equipment, net	(2,008)	1,386

Net Cash Used in Investment Activities	(843,902)	(756,956)

Cash Flows from Financing Activities:
Net increase in deposits	306,235	473,054
Proceeds from borrowed funds	650,000	250,000
Principal payments on borrowed funds	(150,000)	—
Dividends paid	(9,604)	(21,168)
Purchases of stock by the recognition and retention plan	(3,891)	—
Purchases of treasury stock	(27,406)	(17,514)
Exercise of stock options	3,292	5,463

Net Cash Provided by Financing Activities	768,626	689,835

Net (Decrease) Increase in Cash and Cash Equivalents	(24,082)	31,499
Cash and Cash Equivalents at Beginning of Period	254,584	240,796

Cash and Cash Equivalents at End of Period	$230,502	$272,295

Supplemental Disclosures:
Interest paid	$96,460	$96,106

Income taxes paid	$—	$—

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc.
Form 10-Q

1. – Basis of Presentation

Hudson City Bancorp, Inc. is a Delaware corporation organized in 1999 by Hudson City Savings Bank in connection with the conversion and reorganization of Hudson City Savings from a mutual savings bank into a two-tiered mutual savings bank holding company structure.

In our opinion, all the adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004.

Certain information and note disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of this Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s December 31, 2003 Annual Report on Form 10-K.

Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $892,000 and $1.17 million for the three month periods ended March 31, 2004 and 2003, respectively, did not result in cash receipts or cash payments.

Stock Option Plans’ Fair Value Disclosure. The Hudson City stock option plans and the recognition and retention plans (“RRP”) are accounted for in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. Accordingly, no compensation expense has been recognized for the stock option plans. Expense for the RRP in the amount of the fair value of the common stock at the date of grant is recognized ratably over the vesting period.

Hudson City Bancorp, Inc.
Form 10-Q

Had expense for Hudson City’s stock option plans been determined based on the fair value at the grant date for our stock options consistent with the method of SFAS No. 123, our net income and earnings per share would have been the pro forma amounts that follow.

		For the Three Months
		Ended March 31,
		2004	2003
		(In thousands, except per share data)
Net income, as reported		$56,229	$52,201
Add: expense recognized for the recognition and retention plans, net of related tax effect		1,160	1,006
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect		(1,962)	(1,613)

Pro forma net income		$55,427	$51,594

Basic earnings per share:	As reported	$0.31	$0.29
	Pro forma	0.31	0.28
Diluted earnings per share:	As reported	$0.30	$0.28
	Pro forma	0.30	0.28

The fair value of the option grants, for those grants issued during the following periods, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months
	Ended March 31,
	2004	2003
Expected dividend yield	1.64%	2.24%
Expected volatility	19.68	24.71
Risk-free interest rate	2.99	2.98
Expected option life	5 years	5 years

Hudson City Bancorp, Inc.
Form 10-Q

2. – Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized holding gains and losses on securities available for sale, net of tax. Total comprehensive income during the periods indicated is as follows.

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Net income	$56,229	$52,201
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale, net of tax of $17,294 for 2004 and $(2,098) for 2003	25,040	(3,038)
Reclassification adjustment for gains in net income, net of tax of $(996) for 2004 and ($1,704) for 2003	(1,441)	(2,467)

Total comprehensive income	$79,828	$46,696

3. – Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Three Months Ended March 31,
	2004			2003
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$56,229			$52,201

Basic earnings per share:
Income available to common stockholders	$56,229	181,524	$0.31	$52,201	182,764	$0.29

Effect of dilutive common stock equivalents	—	5,517		—	4,794

Diluted earnings per share:
Income available to common stockholders	$56,229	187,041	$0.30	$52,201	187,558	$0.28

Hudson City Bancorp, Inc.
Form 10-Q

4. – Fair Value and Unrealized Losses of Securities

The following table summarizes the fair value and unrealized losses of those investment and mortgage-backed securities which reported an unrealized loss at March 31, 2004 and whether the unrealized loss position was continuous for the twelve months prior to March 31, 2004.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
United States government agencies	$220,512	$908	$—	$—	$220,512	$908
Corporate bonds	—	—	49	1	49	1

Total investment securities	$220,512	$908	$49	$1	$220,561	$909

GNMA pass-through certificates	$76,805	$312	$—	$—	$76,805	$312
FNMA pass-through certificates	223,088	1,216	—	—	223,088	1,216
FHLMC pass-through certificates	271,231	2,098	—	—	271,231	2,098
FHLMC, FNMA and GNMA - REMIC’s	1,337,670	32,089	—	—	1,337,670	32,089

Total mortgage-backed securities	$1,908,794	$35,715	$—	$—	$1,908,794	$35,715

The unrealized losses are primarily due to the changes in interest rates during the life of the security. We have not classified these items as impaired as the coupon payments for the investment securities and the principal and interest payments for the mortgage-backed securities have been made in accordance with the terms of the agreement. We anticipate collecting the entire principal balance on these securities as scheduled.

5. – Stockholders’ Equity

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the three-month period ended March 31, 2004, we purchased 700,000 shares of our common stock at an aggregate cost of $27.4 million. At March 31, 2004, there were 6,966,421 shares remaining to be repurchased under the existing stock repurchase program.

In the first quarter of 2004, Hudson City, MHC applied for and was granted approval to waive receipt of dividend payments from Hudson City Bancorp. This dividend waiver will provide additional operating capital and liquidity at Hudson City Bancorp. The cash dividend paid to common stockholders in the first quarter of 2004 of $9.6 million reflected an approximate $17.9 million decrease from the fourth quarter 2003 dividend payment of $27.5 million due to the waiver of the dividend payment by Hudson City, MHC.

6. – Net Periodic Benefit Plans Expenses

Non-contributory retirement and postretirement plans are maintained to cover all employees, including retired employees, who have met the eligibility requirements of the plans. Benefits under the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and compensation. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in

Hudson City Bancorp, Inc.
Form 10-Q

the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, which is maintained for certain executive officers, is unfunded.

     Net periodic benefit cost for the quarters ended March 31 included the following components:

	For the Three Months Ended March 31,
	Retirement Plans		Other Benefits
	2004	2003	2004	2003
	(In thousands)
Service cost	$726	$677	$552	$411
Interest cost	1,134	1,068	638	490
Expected return on assets	(1,643)	(1,322)	—	—
Amortization of:
Net loss (gain)	12	132	1	(92)
Unrecognized prior service cost	(4)	(4)	—	—

Net periodic benefit cost	$225	$551	$1,191	$809

In 2004, Hudson City expects to fund its qualified retirement plan with the minimum contribution, which has not yet been determined.

7. – Subsequent Event

On April 15, 2004, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of seventeen cents ($0.17) per common share outstanding. The dividend is payable on June 1, 2004 to stockholders of record at the close of business on May 7, 2004.

8. – Recent Accounting Pronouncements

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

Hudson City Bancorp, Inc.
Form 10-Q

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our results of operations depend primarily on net interest income, which is a direct result of the interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing demand deposits and borrowed funds. Net interest income is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off long-term rates while our interest-bearing liabilities generally price off short-term rates. A steep yield curve, where the difference in interest rates between time periods is greater in the long-term time periods, could be beneficial to our net interest income as the interest rate spread between our additional interest-earning assets and interest-bearing liabilities would be larger.

The impact on our interest income due to changes in interest rates is generally felt in later periods than the impact on our interest expense due to the timing of the recording on the balance sheet of our interest-earning assets and interest-bearing liabilities. The recording of interest-earning assets on the balance sheet generally lags the current market rate due to commitment periods of up to three months, while the recording of interest-bearing liabilities on the balance sheet generally times the current market. This could have an adverse impact on our net interest income in a rising interest rate environment.

Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our mortgage-related assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the current lower market interest rate.

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

Market interest rates, while still at historical lows, were generally stable during the second half of 2003 and the first quarter of 2004. Long-term interest rates declined slightly during the first quarter of 2004, but increased during April 2004, due to the release of economic data, which moved the long-term rates above the beginning of year levels. This increase in long-term interest rates increased the spread between the long-term and short-term interest rates thus further steepening the market yield curve. This increase in long-term interest rates and the steepening of the yield curve should have a positive impact on our interest income in future periods.

Hudson City Bancorp, Inc.
Form 10-Q

A period of general stability in interest rates during the second half of 2003 and the first quarter of 2004, notwithstanding the slight long-term interest rate decrease in the first quarter of 2004, followed general market interest rate declines, in particular in long-term interest rates, during the first half of 2003. This stabilization of interest rates slowed the prepayment activity on our mortgage-related assets when compared to the activity experienced during the first three quarters of 2003. The slowing of the prepayment activity in turn decreased the amount of related premium amortized on these assets during the first quarter of 2004. The decrease in the prepayment activity and the slowing of the premium amortization had a positive impact on our net interest income, net interest rate spread and net interest margin in the first quarter of 2004 and the fourth quarter of 2003 when compared to previously reported quarters. If interest rates remain stable or long-term interest rates increase, we believe the resulting situation could have a positive impact on our earnings, net interest margin and net interest spread in future quarters in 2004.

This low interest rate environment also afforded us the opportunity to realize gains on certain of our mortgage-backed securities prior to interest rate changes, such as the long-term interest rate increase seen in April 2004, which would have adversely affected their fair market value. The low market interest rates caused increases in the fair market value of the fixed-rate mortgage-backed securities sold. The cash flows from the sales of these securities were generally reinvested in mortgage loans.

During the first three months of 2004, we continued to grow our balance sheet consistent with the growth initiatives we have employed during recent periods. Our balance sheet growth, primarily due to increases in first mortgage loans and callable government-sponsored agency securities classified as held to maturity, was funded principally by customer deposits and borrowed funds. The growth in our core investment of residential first mortgage loans was due to our continued strong levels of loan purchases. The growth in customer deposits was primarily due to the continued success of our interest-bearing High Value Checking account. Borrowed funds were increased to meet the goals of our growth initiatives and to take advantage of the current low interest rate environment. Our ability to grow our business with low cost interest-bearing liabilities resulted in the increase in our net interest income during the first quarter of 2004.

We expect to continue to grow through internal expansion primarily through the origination and purchase of mortgage loans, while purchasing investment and mortgage-backed securities as a supplement to our mortgage loans. The primary funding for our growth is expected to come from customer deposits, using borrowed funds to supplement our deposit initiatives as a funding source. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices. We are opening three branch offices in May 2004.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

During the first three months of 2004, our total assets increased $886.6 million, or 5.2%, to $17.92 billion at March 31, 2004 from $17.03 billion at December 31, 2003. Loans increased $647.2 million, or 7.4%, to $9.45 billion at March 31, 2004 from $8.80 billion at December 31, 2003. The increase in loans reflected an increase in our loan purchase activity as well as our continued focus on the origination of one- to four-family first mortgage loans. For the first three months of 2004, we purchased first mortgage loans of $761.1 million and originated first mortgage loans of $247.3 million, compared with purchases of $418.0 million and originations of $387.6 million for the first three months of 2003. The larger volume of purchased mortgage loans in the first quarter 2004, when compared to originated loans, allowed us to grow and diversify our mortgage loan portfolio at a relatively low overhead cost during a slow period for

Hudson City Bancorp, Inc.
Form 10-Q

originating loans. We will continue to purchase mortgage loans to grow and diversify our portfolio as opportunities and funding are available.

These first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans and were primarily fixed-rate loans. At March 31, 2004, fixed-rate mortgage loans accounted for 91.7% of our first mortgage loan portfolio compared with 90.9% at December 31, 2003. This percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice, while our interest-bearing deposits and callable borrowed funds would reprice to the higher market interest rates.

During the first quarter of 2004, $30.9 million of our loan originations were the result of refinancing of our existing mortgage loans compared with $137.1 million during the first quarter of 2003. The dollar amount of refinancing of existing mortgage loans was included in total loan originations. We allow certain customers to modify, for a fee, their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to low long-term interest rates. In general, all terms and conditions of the existing mortgage loan remain the same except the adjustment of the interest rate to the currently offered fixed-rate product with a similar term to maturity or to a reduced term at the request of the borrower. Modifications of our existing mortgage loans during the first quarter of 2004 were approximately $62.7 million compared with $371.2 million during the first quarter of 2003. These loan modifications were not reflected in loan origination totals. We feel loan refinancing and modification activity are inversely related to the level of interest rates. If long-term rates increase or remain relatively stable, we expect the amount of loan refinancings and modifications to remain at these levels or decrease during 2004.

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

Investment securities held to maturity increased $562.4 million to $563.8 million at March 31, 2004 from $1.4 million at December 31, 2003. During the first quarter of 2004 we began to classify certain of our government-sponsored agency security purchases as held to maturity. Of the agency securities purchased and classified as held to maturity, $446.6 million have step-up features, where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. The initial rate for the securities purchased was higher than interest rates on similar agency securities offered at the time of purchase without the step-up feature. The rate increases are at least one percent per adjustment and are fixed over the life of the security.

The increase in investment securities held to maturity primarily reflected the reinvestment of the cash flows from the $471.5 million decrease in investment securities available for sale during the first three months of 2004 due to calls during this low interest rate environment. The $430.2 million increase in

Hudson City Bancorp, Inc.
Form 10-Q

mortgage-backed securities available for sale reflected the reinvestment of the cash flows from the $287.1 million decrease in mortgage-backed securities held to maturity and internal growth initiatives.

The $34.1 million increase in other assets primarily reflected a receivable from the sale of a mortgage-backed security at quarter end, partially off-set by a decrease in our deferred tax asset as required by generally accepted accounting principles.

Total liabilities increased $827.0 million, or 5.3%, to $16.53 billion at March 31, 2004 compared with $15.70 billion at December 31, 2003. Total deposits increased $306.2 million, or 2.9%, to $10.76 billion at March 31, 2004 from $10.45 billion at December 31, 2003. The increase in total deposits was primarily used to fund our growth initiatives. Interest-bearing deposits increased $292.7 million primarily due to an increase of $357.6 million in our interest-bearing High Value Checking account product, partially offset by a $52.3 million decrease in time deposits. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account product. We view our interest-bearing High Value Checking account as an attractive alternative to cash management accounts offered by brokerage firms. This account offers unlimited checking, no charge on-line banking, no charge bill payment and debit card availability as part of the product, and pays an interest rate generally above competitive market rates. The balance in the High Value Checking account at March 31, 2004 was $3.07 billion compared with $2.71 billion at December 31, 2003.

Borrowed funds increased $500.0 million, or 9.7%, to $5.65 billion at March 31, 2004 from $5.15 billion at December 31, 2003. The additional borrowed funds were primarily used to fund our growth strategies. Borrowed funds were comprised of $3.70 billion of securities sold under agreements to repurchase and $1.95 billion of FHLB advances. The $650.0 million in new borrowings, which had initial call dates of three months to three years from the date of borrowing, were partially offset by calls of borrowed funds in an aggregate amount of $150.0 million.

Total stockholders’ equity increased $59.6 million, or 4.5%, to $1.39 billion at March 31, 2004 from $1.33 billion at December 31, 2003. The increase in stockholders’ equity was primarily the result of net income of $56.2 million for the first three months of 2004 and a $23.6 million increase in accumulated other comprehensive income, primarily due to an increase in the fair value of our available for sale investment portfolio, reflecting decreases in long-term interest rates during the first quarter. However, the increase in interest rates that occurred in April 2004 is expected to decrease the fair value of the available for sale portfolio, as the securities are primarily fixed rate. The increase in stockholders’ equity also reflected $3.3 million in proceeds from the exercise of 466,814 stock options, a $12.7 million permanent tax benefit due to the exercise of stock options and a $4.6 million increase due to the commitment of shares for our employee stock benefit plans.

These increases in stockholders’ equity were partially offset by repurchases of 700,000 shares of our common stock at an aggregate cost of $27.4 million, purchases of 100,000 shares of common stock for our recognition and retention plan at an aggregate cost of $3.9 million and cash dividends declared and paid to common stockholders of $9.6 million. As of March 31, 2004, there remain approximately 7.0 million shares authorized to be purchased under our current stock repurchase program. In the first quarter of 2004, Hudson City, MHC applied for and was granted approval to waive receipt of dividend payments from Hudson City Bancorp. This dividend waiver will provide additional operating capital and liquidity at Hudson City Bancorp. The cash dividend paid to common stockholders in the first quarter of 2004 of

Hudson City Bancorp, Inc.
Form 10-Q

$9.6 million reflected an approximate $17.9 million decrease from the fourth quarter 2003 dividend payment of $27.5 million due to the waiver of the dividend payment by Hudson City, MHC.

At March 31, 2004, the ratio of total stockholders’ equity to total assets was 7.75% compared with 7.80% at December 31, 2003. For the quarter ended March 31, 2004, the ratio of average stockholders’ equity to average assets was 7.70% compared with 8.73% for the year ended December 31, 2003. The decrease in these ratios was primarily due to our capital management strategy of planned asset growth, and a slower percentage growth in stockholders’ equity as compared to the percentage growth in assets, due to payment of cash dividends and stock repurchases. Stockholders’ equity per common share was $7.66 at March 31, 2004 compared with $7.33 at December 31, 2003.

Average Balance Sheets for the Three Months Ended March 31, 2004 and 2003

The table on the following page presents certain information regarding Hudson City Bancorp’s financial condition and net interest income for the three-month periods ended March 31, 2004 and 2003. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees and net premium amortization that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Three Months Ended March 31,
	2004				2003
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
			(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$8,836,842	$123,087	5.57%		$6,729,310	$106,709	6.34%
Consumer and other loans	135,302	2,049	6.06		126,172	2,125	6.74
Federal funds sold	139,674	317	0.91		185,053	526	1.15
Mortgage-backed securities at amortized cost	5,540,780	61,647	4.45		6,104,615	75,474	4.95
Federal Home Loan Bank of New York stock	160,213	659	1.65		141,639	1,990	5.62
Investment securities at amortized cost	2,301,503	25,268	4.39		880,963	11,712	5.32

Total interest-earning assets	17,114,314	213,027	4.98		14,167,752	198,536	5.61

Noninterest-earnings assets	319,175				318,520

Total Assets	$17,433,489				$14,486,272

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$943,526	2,331	0.99		$905,571	3,229	1.45
Interest-bearing demand accounts	2,992,267	15,626	2.10		1,301,176	8,182	2.55
Money market accounts	618,330	1,472	0.96		624,200	2,107	1.37
Time deposits	5,642,579	30,340	2.16		6,140,805	42,166	2.78

Total interest-bearing deposits	10,196,702	49,769	1.96		8,971,752	55,684	2.52
Borrowed funds	5,376,374	47,719	3.57		3,682,778	40,270	4.43

Total interest-bearing liabilities	15,573,076	97,488	2.52		12,654,530	95,954	3.08

Noninterest-bearing liabilities:
Noninterest-bearing deposits	394,167				386,924
Other noninterest-bearing liabilities	123,683				111,640

Total noninterest-bearing liabilities	517,850				498,564

Total liabilities	16,090,926				13,153,094
Stockholders’ equity	1,342,563				1,333,178

Total Liabilities and Stockholders’ Equity	$17,433,489				$14,486,272

Net interest income/net interest rate spread (2)		$115,539	2.46%			$102,582	2.53%

Net interest-earning assets/net interest margin (3)	$1,541,238		2.69%		$1,513,222		2.86%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	x			1.12	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

Hudson City Bancorp, Inc.
Form 10-Q

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

General. Net income was $56.2 million for the three months ended March 31, 2004, an increase of $4.0 million, or 7.7%, compared with net income of $52.2 million for the three months ended March 31, 2003. Basic and diluted earnings per common share were $0.31 and $0.30, respectively, for the first quarter of 2004 compared with basic and diluted earnings per share of $0.29 and $0.28, respectively, for the first quarter of 2003. For the first three months of 2004 our return on average stockholders’ equity was 16.75% compared with 15.66% for the first three months of 2003. The increase in the return on average stockholders’ equity was primarily due to the growth of our net income and a slower percentage growth in stockholders’ equity as compared to the percentage growth in assets due to payment of cash dividends and stock repurchases. Our return on average assets for the three-month period ended March 31, 2004 was 1.29% compared with 1.44% for the three-month period ended March 31, 2003. The decrease in the return on average assets was primarily due to the lower net interest margin due to the low interest rate environment. The decline in the return on average assets also reflected our overall balance sheet growth.

Interest and Dividend Income. Total interest and dividend income increased $14.5 million, or 7.3%, to $213.0 million for the quarter ended March 31, 2004 compared with $198.5 million for the quarter ended March 31, 2003. The increase in total interest and dividend income was primarily due to a $2.94 billion, or 20.7%, increase in the average balance of total interest-earning assets to $17.11 billion for the first three months of 2004 compared with $14.17 billion for the first three months of 2003. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods. The impact on interest and dividend income from the increase in the average balance of our total interest-earning assets was partially off-set by a 63 basis point decrease in the annualized average yield on total interest-earning assets to 4.98% for the first quarter of 2004 from 5.61% for the first quarter of 2003, reflecting yield declines to varying degrees in all asset categories.

The $16.4 million increase in interest and fee income on first mortgage loans was primarily due to a $2.11 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on our core investment in first mortgage loans. The increase in mortgage loan income due to the increase in the average balance was partially offset by a 77 basis point decrease in the annualized average yield, which reflected the large volume of loan origination and purchase activity during the low long-term interest rate environment of 2003 and the first quarter of 2004.

The $13.5 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of investment securities of $1.42 billion, which reflected the investment of certain of the cash flows from the high level of prepayment activity on our mortgage-related assets in 2003 into investment securities, and the decision to shorten the overall weighted-average life of our assets by investing in callable securities with initial call dates of three months to one year. The increase in income on total investment securities due to the increase in the average balance was partially offset by a 93 basis point decrease in the annualized average yield on our investment securities, which reflected the large volume of purchases made during the low interest rate environment of 2003 and the first quarter of 2004.

The $13.9 million decrease in interest income on total mortgage-backed securities was due to a 50 basis point decrease in the annualized average yield on total mortgage-backed securities, which reflected the significant turnover in the portfolio and the downward repricing of our adjustable-rate securities during the low interest rate environment of 2003 and the first quarter of 2004. The decrease in interest income on total mortgage-backed securities was also due to a $563.8 million decrease in the average balance of total

Hudson City Bancorp, Inc.
Form 10-Q

mortgage-backed securities, which reflected the high volume of prepayment activity and the sales of mortgage-backed securities and the subsequent investment of certain of the cash flow into investment securities. If short-term market interest rates remain low, the yield on our mortgage-backed securities may continue to adjust downward due to annual rate change limits that are part of the terms of the securities, which have limited the extent our adjustable-rate securities may have adjusted in prior periods.

We expect to continue to grow our assets by originating and purchasing first mortgage loans as our primary growth strategy, while purchasing investment and mortgage-backed securities to supplement our loan growth, and assist in the management of interest rate risk. If the interest rate environment remains stable or increases, and the prepayment activity continues to decline, we believe the resulting situation would have a positive impact on our interest income for the remainder of 2004.

Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $1.5 million, or 1.6%, to $97.5 million for the quarter ended March 31, 2004 from $96.0 million for the quarter ended March 31, 2003. This increase was primarily due to a $2.92 billion, or 23.1%, increase in the average balance of total interest-bearing liabilities to $15.57 billion for the first three months of 2004 compared with $12.65 billion for the first three months of 2003. The impact of the increase in the average balance of total interest-bearing liabilities was offset, in part, by a 56 basis point decrease in the annualized average cost of total interest-bearing liabilities to 2.52% for the three-month period ended March 31, 2004 from 3.08% for the corresponding period in 2003.

Interest expense on borrowed funds increased $7.4 million primarily due to a $1.70 billion increase in the average balance of borrowed funds, the impact of which was partially offset by an 86 basis point decrease in the annualized average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth. The decrease in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2003 and the first quarter of 2004. The decrease in the annualized average cost of borrowed funds also reflected the restructuring of certain of our borrowed funds during 2003, which resulted in the extension of the weighted-average maturity and lowered the contract rates.

Interest expense on interest-bearing deposits decreased $5.9 million primarily due to a 56 basis point decrease in the annualized average cost to 1.96%, the impact of which was partially offset by an increase in the average balance of interest-bearing deposits of $1.23 billion. The decrease in the annualized average cost of interest-bearing deposits primarily reflected a 62 basis point decrease in the annualized average cost of our time deposits and a 45 basis point decrease in the annualized average cost of interest-bearing demand deposits. These decreases in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2003 and the first quarter of 2004. The impact on the annualized average cost of interest-bearing liabilities due to possible further decreases in market interest rates may not be as favorable in future periods as short-term market rates are currently at historically low levels and have been relatively stable during 2003 and the first quarter of 2004.

The increase in the average balance of interest-bearing deposits, primarily used to fund asset growth, reflected a $1.69 billion increase in the average balance of interest-bearing demand accounts due to the growth in our High Value Checking account product. We believe the increase in the average balance of interest-bearing deposits was primarily due to our consistent offering of competitive rates on desirable customer deposit products. Although we believe our time deposit rates are competitive, we believe the $498.2 million decrease in the average balance of time deposits was primarily due to transfers to our High Value Checking account. We intend to continue to fund future asset growth using customer deposits as

Hudson City Bancorp, Inc.
Form 10-Q

our primary source of funds, by continuing to pay attractive above market rates, while supplementing the deposit growth with borrowed funds.

Net Interest Income. Net interest income increased $12.9 million, or 12.6%, to $115.5 million for the quarter ended March 31, 2004 compared with $102.6 million for the quarter ended March 31, 2003. This increase primarily reflected our growth initiatives, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, decreased 7 basis points to 2.46% for the first three months of 2004 from 2.53% for the corresponding period in 2003. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 17 basis points to 2.69% for the three-month period ended March 31, 2004 from 2.86% for the three-month period ended March 31, 2003.

These decreases reflected the larger decrease in the annualized yield on total interest-earning assets compared with the decrease in the annualized cost of total interest-bearing liabilities due to the continued decline in long-term market interest rates during 2003 and the first three months of 2004, and the timing of the impact on earnings of the market rate changes. However, the net interest rate spread and the net interest margin for both the first quarter of 2004 and the fourth quarter of 2003 increased when compared to the previous reported quarter, primarily due to the decrease in prepayment activity on our mortgage-related assets and the subsequent decrease in the amortization of the net premium. If market interest rates remain stable or increase, and the prepayment activity continues to decrease or stabilize, we expect the resulting environment could have a positive impact on our earnings, net interest margin and net interest spread for the remaining quarters in 2004.

Provision for Loan Losses. Our provision for loan losses for the quarters ended March 31, 2004 and 2003 was $225,000. Net charge-offs for the first quarter of 2004 were $7,000 compared with net charge-offs of $2,000 for the first quarter of 2003. The allowance for loan losses increased $218,000, or 0.8%, to $26.7 million at March 31, 2004 from $26.5 million at December 31, 2003. The increase in the allowance for loan losses, through the provision for loan losses, reflected the overall growth of the loan portfolio and the level of delinquent and non-performing loans.

Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $2.1 million to $22.4 million at March 31, 2004 from $20.3 million at December 31, 2003. The ratio of non-performing loans to total loans was 0.24% at March 31, 2004 compared with 0.23% at December 31, 2003. The ratio of the allowance for loan losses to non-performing loans was 119.32% at March 31, 2004 compared with 131.09% at December 31, 2003. The ratio of the allowance for loan losses to total loans was 0.28% at March 31, 2004 compared with 0.30% at December 31, 2003.

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

Non-Interest Income. Total non-interest income decreased $1.9 million to $3.6 million for the quarter ended March 31, 2004 from $5.5 million for the quarter ended March 31, 2003. The decrease in non-interest income primarily reflected a $1.8 million decrease in gains on securities transactions, net to $2.4

Hudson City Bancorp, Inc.
Form 10-Q

million for the first quarter of 2004 from $4.2 million for the first quarter of 2003 primarily due to decreases in sales of mortgage-backed securities. The $2.4 million gain on securities transactions during the first quarter of 2004 resulted from an opportunity to realize gains from the sale of certain available for sale mortgage-backed securities prior to an interest rate change, such as seen in April 2004, which would have had an adverse impact on their fair market value. The historically low interest rate environment enabled us to realize these gains on the sales of securities, as the lower rates increased the fair value of the fixed-rate securities sold. The total cash flow from the sales of these securities was $126.4 million. We may continue to realize gains on the sale of securities during the remainder of 2004 if given the opportunity to sell these assets in a favorable interest rate environment where we can invest the proceeds in an interest-earning asset with an equivalent yield.

Non-Interest Expense. Total non-interest expense increased $3.6 million, or 14.1%, to $29.1 million for the quarter ended March 31, 2004 from $25.5 million for the quarter ended March 31, 2003. The increase was primarily due to an increase of $2.8 million in compensation and employee benefits reflecting routine salary increases and increases in stock-related compensation expense. Of the $2.8 million increase in compensation and employee benefits, $2.0 million was due to an increase in the expense of our employee stock ownership plan due to increases in the current average market price of our common stock.

Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income was 24.38% for the first three months of 2004 compared with 23.62% for the first three months of 2003. Our ratio of annualized non-interest expense to average total assets for the first quarter of 2004 was 0.67% compared with 0.70% for the first quarter of 2003. The relative stability of these ratios reflected our efforts to control costs, notwithstanding the actual increase in non-interest expense, as our assets grew in excess of 5%.

Income Taxes. Income tax expense increased $3.6 million, or 12.0%, to $33.7 million for the quarter ended March 31, 2004 from $30.1 million for the quarter ended March 31, 2003, primarily due to the 9.2% increase in income before income tax expense. Our effective tax rate increased for the first quarter of 2004 to 37.45% from 36.58% for the first quarter of 2003, primarily due to the increase in expense of the employee stock ownership plan, which is not fully deductible for income tax purposes.

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

Principal repayments on loans were $377.0 million during the quarter ended March 31, 2004 compared with $884.4 million for the quarter ended March 31, 2003. Principal payments received on mortgage-backed securities totaled $336.2 million during the first three months of 2004 compared with $956.9 million during the first three months of 2003. The decrease in payments on loans and mortgage-backed securities reflected the relative stability of the interest rate environment and the declining prepayment activity on these assets. Maturities and calls of investment securities totaled $826.3 million during the three-month period ended March 31, 2004 compared with maturities and calls of $134.2 million during the corresponding period in 2003. The higher amount of calls during the first quarter of 2004 was due to the continuing low interest rate environment experienced during 2003 and the first quarter of 2004 and the larger balance of callable investment securities held during the first quarter of 2004 compared with the amount of callable investment securities held during the first quarter of 2003.

Total deposits increased $306.2 million during the quarter ended March 31, 2004 compared with an increase of $473.1 million during the quarter ended March 31, 2003. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products, primarily on our interest-bearing High Value Checking account. Time deposit accounts scheduled to mature within one year were $4.43 billion at March 31, 2004. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient resources to meet this current funding commitment.

For the quarter ended March 31, 2004 we borrowed $650.0 million compared with new borrowings of $250.0 million for the quarter ended March 31, 2003. Principal payments on borrowed funds during the first three months of 2004 were $150.0 million. There were no principal payments on borrowed funds during the first three months of 2003. The funds borrowed during 2004 had initial call dates of three months to three years from the date of borrowing and final maturities of ten years. At March 31, 2004, there were $50.0 million of borrowed funds scheduled to mature within one year, and $1.75 billion of borrowed funds with the potential to reprice within one year. We anticipate we will have sufficient resources to meet either funding commitment by borrowing new funds at the prevailing market interest rate, or paying-off the borrowed funds, as they mature or are called, from our usual cash flow sources.

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $265.9 million during the quarter ended March 31, 2004 compared with $405.3 million during the quarter ended March 31, 2003. The decrease in originations reflected the decrease in refinancing and prepayment activity in 2004. During the first three months of 2004 we purchased total loans of $761.1 million compared with $418.0 million during the first three months of 2003. The larger volume of purchased mortgage loans, when compared to loans originated in the first quarter of 2004, allowed us to grow and diversify our mortgage loan portfolio at a relatively low cost during a slow period for originating loans. The increase in loan purchases also reflected the growth strategies we have employed during recent periods, using customer deposits and borrowed funds as our funding sources.

Hudson City Bancorp, Inc.
Form 10-Q

Purchases of mortgage-backed securities during the quarter ended March 31, 2004 were $586.0 million compared with $1.00 billion during the quarter ended March 31, 2003. The decrease in purchases of mortgage-backed securities reflected the decline in the prepayment activity, resulting in a decrease in funds to reinvest, and the shift of security purchases to government-sponsored agency investment securities.

During the quarter ended March 31, 2004, we purchased $899.8 million of investment securities compared with purchases of $1.09 billion during the quarter ended March 31, 2004. This decrease in purchases was primarily due to lower prepayment activity on our mortgage-related assets. Of the investment securities purchased during 2004, $562.5 million were classified as held to maturity. Of these securities, $446.6 million have step-up features, where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. The initial rate for the securities purchased was higher than interest rates on similar agency securities offered at the time of purchase without the step-up feature. The rate increases are at least one percent per adjustment and are fixed over the life of the security.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock. During the first three months of 2004, we redeemed $4.9 million of FHLB common stock due to calls of funds borrowed from the FHLB. During the first three months of 2003, we purchased $12.5 million of FHLB stock. The redemptions made during 2004 brought our total investment in FHLB stock to $160.0 million, the amount we are currently required to hold.

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the quarter ended March 31, 2004, we purchased 700,000 shares of our common stock at an aggregate cost of $27.4 million compared with purchases of 917,600 shares during the quarter ended March 31, 2003 at an aggregate cost of $17.5 million. At March 31, 2004, there were 6,966,421 shares remaining to be repurchased under the existing stock repurchase program. During the first quarter of 2004, the trustee of our recognition and retention plan purchased 100,000 shares of common stock for our recognition and retention plan at an aggregate cost of $3.9 million due to awards to employees made during the quarter.

Cash dividends declared and paid during the first three months of 2004 were $9.6 million compared with $21.2 million during the first three months of 2003. In the first quarter of 2004, Hudson City, MHC applied for and was granted approval to waive receipt of dividend payments from Hudson City Bancorp. This dividend waiver will provide additional operating capital and liquidity at Hudson City Bancorp. The cash dividend paid to common stockholders in the first quarter of 2004 reflected an approximate $17.9 million decrease from the fourth quarter 2003 dividend payment of $27.5 million due to the waiver of the dividend payment by Hudson City, MHC. The dividend pay-out ratio for the first quarter of 2004 was 51.61% compared with 37.93% for the first quarter of 2003. On April 15, 2004, the Board of Directors declared a quarterly cash dividend of seventeen cents ($0.17) per common share. The dividend is payable on June 1, 2004 to stockholders of record at the close of business on May 7, 2004.

At March 31, 2004, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 7.00%, 7.00% and 19.77%, respectively.

Hudson City Bancorp, Inc.
Form 10-Q

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During the first quarter of 2004, Hudson City Bancorp received $50.5 million in dividend payments from Hudson City Savings, which amounted to 90.8% of Hudson City Savings’ net income for that quarter. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our common stock. Hudson City Bancorp’s ability to continue these activities is solely dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make.

Off-Balance Sheet Arrangements and Contractual Obligations

Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2004 and did not have any such hedging transactions in place at March 31, 2004, which would create other off-balance sheet arrangements.

The following table reports the amounts of contractual obligations for Hudson City as of March 31, 2004.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
			(In thousands)
First mortgage loans commitments	$163,625	$163,625	$—	$—	$—
Mortgage loan purchases	403,716	403,716	—	—	—
Security purchases	352,784	352,784	—	—	—
Operating leases	56,680	3,627	7,845	7,543	37,665

Total	$976,805	$923,752	$7,845	$7,543	$37,665

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity and overdraft lines of credit, which do not have fixed expiration dates, of approximately $84.8 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and securities had a normal period from trade date to settlement date of approximately 60 days. All commitments to purchase loans and securities are expected to settle on a gross basis.

Critical Accounting Policies

Note 1 to our Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2003, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which

Hudson City Bancorp, Inc.
Form 10-Q

often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

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

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we have a loan concentration in residential first mortgage loans at March 31, 2004, the majority of which are secured by real property located in New Jersey.

Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, we have maintained our provision for loan losses at the current level to primarily address the actual growth in our loan portfolio. We consider it important to maintain the allowance for loan losses at an acceptable level given current economic conditions, interest rates and the composition of our portfolio. The increase in the allowance for loan losses reflected the continued growth in the loan portfolio, the relatively low levels of loan charge-offs, the stability in the real estate market and the resulting stability in our overall loan quality.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the

Hudson City Bancorp, Inc.
Form 10-Q

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

Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in stockholders’ equity. The securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair market value through a charge to current period operations. The market values of our securities are significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decrease, while, as interest rates fall, the market value of fixed-rate securities will increase. With significant changes in interest rates, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover the recorded principal balance to determine if the security is impaired. Estimated fair values for securities are based on published or securities dealers’ market values.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2003 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.

General. As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, the majority of which is located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2004 and did not have any such hedging transactions in place at March 31, 2004. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

Interest Rate Risk Compliance. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2003. The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2004. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. We believe the 200 basis point

Hudson City Bancorp, Inc.
Form 10-Q

decrease scenario is not meaningful given the prevailing low market interest rate environment and accordingly is not presented in the table.

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
Change in	Dollar	Dollar	Percent		Percent
Interest Rates	Amount	Change	Change	Present Value Ratio	Change
(Basis points)	(Dollars in thousands)
200	$1,438,822	$(835,547)	(36.74)%	8.71%	(30.54)%
100	1,970,090	(304,279)	(13.38)	11.34	(9.57)
50	2,133,695	(140,674)	(6.19)	12.02	(4.15)
0	2,274,369	—	—	12.54	—
(50)	2,201,254	(73,115)	(3.21)	12.03	(4.07)
(100)	2,022,324	(252,045)	(11.08)	11.01	(12.20)

The percent change in the present value of equity in the 200 basis point increase scenario was negative 36.74% at March 31, 2004 compared with negative 34.95% at December 31, 2003. This increase in the negative percent change in the present value of equity, and the overall decrease in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios was primarily due to the growth of our fixed-rate investment and mortgage-backed securities. The percent change in the present value of equity in the 100 basis point decrease was negative 11.08% at March 31, 2004 compared with negative 8.26% at December 31, 2003. The overall decrease in the present value of equity and the percent change in the present value of equity in the decreasing rate scenarios was primarily due to the growth in our borrowed funds with long terms to maturity and the growth in our interest-bearing demand accounts. Our current policy sets a maximum percent change in the present value of equity at 55% from the current, or zero basis point scenario, present value of equity, given an instantaneous and parallel increase or decrease of 200 basis points.

GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2004, which we anticipate to reprice or mature in each of the future time periods shown. The decay rates applied to our non-maturity deposits are the same as those reported in our Annual Report on Form 10-K for the year ended December 31, 2003. The prepayment rate applied to our mortgage loans and mortgage-backed securities for the March 31, 2004 analysis was 24% compared with 30% used for the December 31, 2003 analysis. The change in the prepayment rate reflected the decrease in the prepayment activity on our mortgage-related assets and the increase in long-term interest rates experienced during April 2004. At March 31, 2004, we have reported no callable bonds or callable borrowings at their call date. The government-sponsored agency securities with step-up features purchased during 2004 are reported at their next interest rate adjustment. We have excluded non-accrual loans of $6,142,000 from the table.

The cumulative one-year gap as a percent of total assets was negative 0.31% at March 31, 2004 compared with positive 2.55% at December 31, 2003. This increase in the negative cumulative one-year gap primarily reflected the change in prepayment rate assumptions used for our mortgage-related assets. Had the assumptions used at December 31, 2003 been applied to our March 31, 2004 gap analysis, the cumulative one-year gap as a percent of total assets would have been positive 4.33%.

Hudson City Bancorp, Inc.
Form 10-Q

	At March 31, 2004
		More than six	More than one year	More than two years
	Six months or less	months to one year	to two years	to three years
		(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,173,045	$1,165,032	$1,681,208	$1,284,839
Consumer and other loans	28,619	444	1,217	2,354
Federal funds sold	113,900	—	—	—
Mortgage-backed securities	1,046,160	960,442	876,678	644,364
FHLB stock	160,000	—	—	—
Investment securities	10,817	195	—	12

Total interest-earning assets	2,532,541	2,126,113	2,559,103	1,931,569

Interest-bearing liabilities:
Savings accounts	23,612	26,419	47,223	47,223
Interest-bearing demand accounts	79,097	79,097	316,390	316,390
Money market accounts	15,304	15,304	61,216	61,216
Time deposits	3,134,382	1,291,363	809,750	164,545
Borrowed funds	50,000	—	100,000	550,000

Total interest-bearing liabilities	3,302,395	1,412,183	1,334,579	1,139,374

Interest rate sensitivity gap	$(769,854)	$713,930	$1,224,524	$792,195

Cumulative interest rate sensitivity gap	$(769,854)	$(55,924)	$1,168,600	$1,960,795

Cumulative interest rate sensitivity gap as a percent of total assets	(4.30)%	(0.31)%	6.52%	10.94%
Cumulative interest-earning assets as a percent of interest-bearing liabilities	76.69%	98.81%	119.32%	127.28%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At March 31, 2004
	More than three
	years to five years	More than five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,215,155	$2,787,596	$9,306,875
Consumer and other loans	15,778	88,798	137,210
Federal funds sold	—	—	113,900
Mortgage-backed securities	506,199	1,531,987	5,565,830
FHLB stock	—	—	160,000
Investment securities	851,347	1,473,740	2,336,111

Total interest-earning assets	2,588,479	5,882,121	17,619,926

Interest-bearing liabilities:
Savings accounts	94,446	708,346	947,269
Interest-bearing demand accounts	632,779	1,740,146	3,163,899
Money market accounts	122,432	336,689	612,161
Time deposits	226,617	—	5,626,657
Borrowed funds	100,000	4,850,000	5,650,000

Total interest-bearing liabilities	1,176,274	7,635,181	15,999,986

Interest rate sensitivity gap	$1,412,205	$(1,753,060)	$1,619,940

Cumulative interest rate sensitivity gap	$3,373,000	$1,619,940

Cumulative interest rate sensitivity gap as a percent of total assets	18.82%	9.04%
Cumulative interest-earning assets as a percent of interest-bearing liabilities	140.32%	110.12%

Hudson City Bancorp, Inc.
Form 10-Q

Item 4. – Controls and Procedures

Ronald E. Hermance, Jr., our President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no significant deficiencies or material weaknesses requiring corrective action with respect to those controls.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 2. – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the first quarter of 2004 and the stock repurchase plans approved by our Board of Directors.

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	that May Yet Be
	Total Number of Shares	Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)(2)
January 1-January 31, 2004	60,000	$39.98	60,000	7,606,421
February 1-February 29, 2004	615,000	39.08	615,000	6,991,421
March 1-March 31, 2004	25,000	39.01	25,000	6,966,421

Total	700,000	39.15	700,000

(1)	On March 20, 2003, Hudson City Bancorp announced the adoption of its fifth Stock Repurchase Program, which authorized the purchase of up to 9,525,000 shares of common stock. This program has no expiration date and has 6,966,421 shares yet to be purchased as of March 31, 2004.

(2)	No repurchase plan or program has expired or been terminated during the quarter.

(3)	Amounts do not reflect purchases of common stock by the trustee of the recognition and retention plan.

Hudson City Bancorp, Inc.
Form 10-Q

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended March 31, 2004 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

(b) Hudson City Bancorp, Inc. filed two Current Reports on Form 8-K during the quarter ended March 31, 2004 detailed as follows.

(1)	On January 23, 2004, a Form 8-K was filed following the issuance of a press release announcing fourth quarter and year-end financial results for the period ended December 31, 2003. A copy of the press release was filed as an exhibit.

(2)	On February 25, 2004, a Form 8-K was filed following the issuance of a press release announcing the appointment of Scott A. Belair to the Board of Directors of Hudson City Bancorp, Inc. A copy of the press release was filed as an exhibit.

Hudson City Bancorp, Inc.
Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date: May 6, 2004	By:	/s/ Ronald E. Hermance, Jr.

Ronald E. Hermance, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2004	By:	/s/ Denis J. Salamone

Denis J. Salamone
Senior Executive Vice President and
Chief Operating Officer
(principal financial and accounting officer)