Form 10-Q
period 2004-06-30
HUDSON CITY BANCORP INC
filed 2004-08-09
CIK 921847

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2004

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

Yes ☒     No ☐

As of August 4, 2004, the registrant had 187,109,581 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant’s mutual holding company, and 64,532,981 shares were held by the public and directors, officers and employees of the registrant.

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

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Assets
Cash and due from banks	$149,034	$190,984
Federal funds sold	13,700	63,600

Total cash and cash equivalents	162,734	254,584
Investment securities held to maturity, market value of $1,081,974 at June 30, 2004 and $1,443 at December 31, 2003	1,100,424	1,366
Investment securities available for sale, at market value	1,682,553	2,243,812
Federal Home Loan Bank of New York stock	150,000	164,850
Mortgage-backed securities held to maturity, market value of $3,817,798 at June 30, 2004 and $4,250,688 at December 31, 2003	3,967,628	4,292,444
Mortgage-backed securities available for sale, at market value	1,369,389	1,130,257
Loans	10,051,557	8,803,066
Less:
Deferred loan fees	11,669	10,255
Allowance for loan losses	26,990	26,547

Net loans	10,012,898	8,766,264
Foreclosed real estate, net	1,278	1,002
Accrued interest receivable	94,063	80,220
Banking premises and equipment, net	33,918	31,354
Other assets	96,450	67,207

Total Assets	$18,671,335	$17,033,360

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$10,610,849	$10,057,285
Noninterest-bearing	465,612	396,495

Total deposits	11,076,461	10,453,780
Borrowed funds	6,200,000	5,150,000
Accrued expenses and other liabilities	107,572	100,214

Total liabilities	17,384,033	15,703,994

Common stock, $0.01 par value, 800,000,000 shares authorized; 231,276,600 shares issued, 187,156,831 shares outstanding at June 30, 2004, 189,835,997 shares outstanding at December 31, 2003	2,313	2,313
Additional paid-in capital	560,062	543,589
Retained earnings	1,487,702	1,396,257
Treasury stock, at cost; 44,119,769 shares at June 30, 2004 and 41,440,603 shares at December 31, 2003	(655,567)	(547,859)
Unallocated common stock held by the employee stock ownership plan	(48,533)	(49,513)
Unearned common stock held by the recognition and retention plan	(11,062)	(9,463)
Accumulated other comprehensive loss, net of tax	(47,613)	(5,958)

Total stockholders’ equity	1,287,302	1,329,366

Total Liabilities and Stockholders’ Equity	$18,671,335	$17,033,360

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In thousands, except share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans	$127,892	$100,818	$250,979	$207,527
Interest and fees on consumer and other loans	2,083	2,087	4,132	4,212
Interest on mortgage-backed securities held to maturity	44,104	54,723	89,955	115,798
Interest on mortgage-backed securities available for sale	16,864	11,625	32,660	26,024
Interest on investment securities held to maturity:
Taxable	10,365	17	11,691	34
Exempt from federal taxes	6	5	11	10
Interest and dividend income on investment securities available for sale-taxable	18,450	20,755	42,387	32,445
Dividends on Federal Home Loan Bank of New York stock	733	2,069	1,392	4,059
Interest on federal funds sold	294	557	611	1,083

Total interest and dividend income	220,791	192,656	433,818	391,192

Interest Expense:
Interest on deposits	51,431	53,676	101,200	109,360
Interest on borrowed funds	50,400	40,916	98,119	81,186

Total interest expense	101,831	94,592	199,319	190,546

Net interest income	118,960	98,064	234,499	200,646
Provision for Loan Losses	225	225	450	450

Net interest income after provision for loan losses	118,735	97,839	234,049	200,196

Non-Interest Income:
Service charges and other income	1,282	1,309	2,476	2,611
Gains on securities transactions, net	2,634	8,628	5,071	12,799

Total non-interest income	3,916	9,937	7,547	15,410

Non-Interest Expense:
Compensation and employee benefits	19,787	16,281	39,471	33,197
Net occupancy expense	3,804	3,580	7,744	7,443
Federal deposit insurance assessment	406	385	823	763
Computer and related services	417	346	956	681
Other expense	4,770	4,320	9,243	8,350

Total non-interest expense	29,184	24,912	58,237	50,434

Income before income tax expense	93,467	82,864	183,359	165,172
Income Tax Expense	35,049	30,318	68,712	60,425

Net income	$58,418	$52,546	$114,647	$104,747

Basic Earnings Per Share	$0.32	$0.29	$0.63	$0.57

Diluted Earnings Per Share	$0.32	$0.28	$0.62	$0.56

Weighted Average Number of Common Shares Outstanding:
Basic	180,345,017	182,660,915	180,934,489	182,712,314
Diluted	185,410,221	187,810,046	186,204,987	187,623,655

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2004	2003
	(In thousands)
Cash Flows from Operating Activities:
Net income	$114,647	$104,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	13,847	23,720
Provision for loan losses	450	450
Gains on securities transactions, net	(5,071)	(12,799)
Allocation of stock for employee benefit plans	10,080	6,335
Deferred tax benefit	415	—
Net proceeds from sale of foreclosed real estate	1,073	954
Increase in accrued interest receivable	(13,843)	(8,365)
(Increase) decrease in other assets	(891)	8,662
Increase (decrease) in accrued expenses and other liabilities	7,358	(4,244)
Tax benefit from stock plans	13,073	—

Net Cash Provided by Operating Activities	141,138	119,460

Cash Flows from Investing Activities:
Originations of loans	(812,005)	(987,854)
Purchases of loans	(1,594,636)	(851,388)
Payments on loans	1,154,542	1,934,639
Principal collection of mortgage-backed securities held to maturity	881,578	1,850,827
Purchases of mortgage-backed securities held to maturity	(564,710)	(1,893,818)
Principal collection of mortgage-backed securities available for sale	142,997	237,582
Proceeds from sales of mortgage-backed securities available for sale	226,593	604,113
Purchases of mortgage-backed securities available for sale	(637,405)	(857,878)
Proceeds from maturities and calls of investment securities held to maturity	30	35
Purchases of investment securities held to maturity	(1,099,084)	—
Proceeds from maturities and calls of investment securities available for sale	861,335	838,485
Purchases of investment securities available for sale	(337,306)	(2,200,725)
Purchases of Federal Home Loan Bank of New York stock	—	(22,500)
Redemption of Federal Home Loan Bank of New York stock	14,850	—
(Purchases) sales of premises and equipment, net	(4,239)	244

Net Cash Used in Investment Activities	(1,767,460)	(1,348,238)

Cash Flows from Financing Activities:
Net increase in deposits	622,681	827,515
Proceeds from borrowed funds	1,850,000	550,000
Principal payments on borrowed funds	(800,000)	(100,000)
Dividends paid	(19,493)	(44,199)
Purchases of stock by the RRP	(7,299)	—
Purchases of treasury stock	(115,538)	(36,937)
Exercise of stock options	4,121	8,518

Net Cash Provided by Financing Activities	1,534,472	1,204,897

Net Decrease in Cash and Cash Equivalents	(91,850)	(23,881)
Cash and Cash Equivalents at Beginning of Period	254,584	240,796

Cash and Cash Equivalents at End of Period	$162,734	$216,915

Supplemental Disclosures:
Interest paid	$196,195	$190,871

Income taxes paid	$53,699	$66,721

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. — Basis of Presentation

Hudson City Bancorp, Inc. is a Delaware corporation organized in 1999 by Hudson City Savings Bank in connection with the conversion and reorganization of Hudson City Savings from a mutual savings bank into a two-tiered mutual savings bank holding company structure.

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004.

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

Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $1,312,000 and $2,596,000 for the six month periods ended June 30, 2004 and 2003, respectively, did not result in cash receipts or cash payments.

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

	For the Three Months
	Ended June 30,
	2004	2003
	(In thousands, except per share data)
Net income, as reported	$58,418	$52,546
Add: expense recognized for the recognition and retention plans, net of related tax effect	1,827	1,033
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	(2,656)	(1,640)

Pro forma net income	$57,589	$51,939

Basic earnings per share: As reported	$0.32	$0.29
Pro forma	0.32	0.28
Diluted earnings per share: As reported	$0.32	$0.28
Pro forma	0.31	0.28

	For the Six Months
	Ended June 30,
	2004	2003
	(In thousands, except per share data)
Net income, as reported	$114,647	$104,747
Add: expense recognized for the recognition and retention plans, net of related tax effect	2,987	2,040
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	(4,644)	(3,253)

Pro forma net income	$112,990	$103,534

Basic earnings per share: As reported	$0.63	$0.57
Pro forma	0.62	0.57
Diluted earnings per share: As reported	$0.62	$0.56
Pro forma	0.61	0.55

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The fair value of the option grants, for those grants issued during the following periods, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three and Six
	Months Ended June 30,
	2004	2003
Expected dividend yield	1.69%	2.24%
Expected volatility	19.66	24.71
Risk-free interest rate	3.05	2.98
Expected option life	5 years	5 years

2. — Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized holding gains and losses on securities available for sale, net of tax. Total comprehensive income during the periods indicated is as follows.

	For the Three Months
	Ended June 30,
	2004	2003
	(In thousands)
Net income	$58,418	$52,546
Other comprehensive income:
Unrealized holding (loss) gain on securities available for sale, net of tax of ($43,990) for 2004 and $6,091 for 2003	(63,696)	8,820
Reclassification adjustment for gains in net income, net of tax of ($1,076) for 2004 and $(3,525) for 2003	(1,558)	(5,103)

Total accumulated other comprehensive (loss) income	$(6,836)	$56,263

	For the Six Months
	Ended June 30,
	2004	2003
	(In thousands)
Net income	$114,647	$104,747
Other comprehensive income:
Unrealized holding (loss) gain on securities available for sale, net of tax of ($26,696) for 2004 and $3,994 for 2003	(38,656)	5,783
Reclassification adjustment for gains in net income, net of tax of ($2,072) for 2004 and $(5,228) for 2003	(2,999)	(7,571)

Total accumulated other comprehensive income	$72,992	$102,959

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

3. — Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Three Months Ended June 30,
	2004			2003
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
		(In thousands, except per share data)
Net income	$58,418			$52,546

Basic earnings per share:
Income available to common stockholders	$58,418	180,345	$0.32	$52,546	182,661	$0.29

Effect of dilutive common stock equivalents	—	5,065		—	5,149

Diluted earnings per share:
Income available to common stockholders	$58,418	185,410	$0.32	$52,546	187,810	$0.28

	For the Six Months Ended June 30,
	2004			2003
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
		(In thousands, except per share data)
Net income	$114,647			$104,747

Basic earnings per share:
Income available to common stockholders	$114,647	180,934	$0.63	$104,747	182,712	$0.57

Effect of dilutive common stock equivalents	—	5,271		—	4,912

Diluted earnings per share:
Income available to common stockholders	$114,647	186,205	$0.62	$104,747	187,624	$0.56

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

4. — Fair Value and Unrealized Losses of Securities

The following table summarizes the fair value and unrealized losses of those investment and mortgage-backed securities which reported an unrealized loss at June 30, 2004 and whether the unrealized loss position was continuous for the twelve months prior to June 30, 2004.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
United States government agencies	$2,436,154	$69,326	$—	$—	$2,436,154	$69,326
Corporate bonds	—	—	69	1	69	1
Equity securities	9,931	237	—	—	9,931	237

Total investment securities	$2,446,085	$69,563	$69	$1	$2,446,154	$69,564

GNMA pass-through certificates	$646,091	$9,826	$—	$—	$646,091	$9,826
FNMA pass-through certificates	2,575,152	67,913	—	—	2,575,152	67,913
FHLMC pass-through certificates	699,102	21,389	—	—	699,102	21,389
FHLMC, FNMA and GNMA - REMIC’s	806,702	66,577	132,671	23,016	939,373	89,593

Total mortgage-backed securities	$4,727,047	$165,705	$132,671	$23,016	$4,859,718	$188,721

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

5. — Stockholders’ Equity

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the six-month period ended June 30, 2004, we purchased 3,259,000 shares of our common stock at an aggregate cost of $115.5 million. At June 30, 2004, there were 4,407,421 shares remaining to be repurchased under the existing stock repurchase program.

In the first quarter of 2004, Hudson City, MHC applied for and was granted approval from the Office of Thrift Supervision (“OTS”) to waive receipt of dividends declared by Hudson City Bancorp during 2004. This dividend waiver will provide additional operating capital and liquidity at Hudson City Bancorp. The $19.5 million cash dividend paid to common stockholders in the first six months of 2004 decreased $24.7 million from the $44.2 million cash dividend paid in the first six months of 2003 primarily due to this dividend waiver by Hudson City, MHC.

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

6. — Net Periodic Benefit Plans Expenses

Non-contributory retirement and post-retirement plans are maintained to cover all employees, including retired employees, who have met the eligibility requirements of the plans. Benefits under the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and compensation. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, which is maintained for certain executive officers, is unfunded.

Net periodic benefit cost included the following components:

	For the Three Months Ended June 30,
	Retirement Plans		Other Benefits
	2004	2003	2004	2003
		(In thousands)
Service cost	$726	$677	$552	$411
Interest cost	1,134	1,068	638	490
Expected return on assets	(1,643)	(1,322)	—	—
Amortization of:
Net loss (gain)	12	132	1	(92)
Unrecognized prior service cost	(4)	(4)	—	—

Net periodic benefit cost	$225	$551	$1,191	$809

	For the Six Months Ended June 30,
	Retirement Plans		Other Benefits
	2004	2003	2004	2003
		(In thousands)
Service cost	$1,453	$1,355	$1,105	$822
Interest cost	2,268	2,135	1,276	979
Expected return on assets	(3,286)	(2,643)	—	—
Amortization of:
Net loss (gain)	24	264	1	(184)
Unrecognized prior service cost	(8)	(8)	—	—

Net periodic benefit cost	$451	$1,103	$2,382	$1,617

In 2004, Hudson City expects to fund its qualified retirement plan with the minimum contribution, which has not yet been determined.

7. — Subsequent Event

On July 20, 2004, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of eighteen cents ($0.18) per common share outstanding. The dividend is payable on September 1, 2004 to

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

stockholders of record at the close of business on August 6, 2004. The Board of Directors of Hudson City, MHC has waived receipt of this dividend consistent with OTS approval.

8. — Recent Accounting Pronouncements

On January 12, 2004, The FASB issued Staff Position No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which allows companies to recognize or defer recognizing the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or Medicare Act, for financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit.

On May 19, 2004, the FASB issued Staff Position No. 106-2 which supersedes Staff Position No. 106-1, and is effective for the first interim or annual period beginning after June 15, 2004, or our interim period ending September 30, 2004. These provisions of the Medicare Act will affect accounting measurements. We have elected to defer accounting for the effects of the Medicare Act pending our determination of the impact of the Medicare Act on our financial condition or results of operations.

Hudson City Bancorp, Inc.
Form 10-Q

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our results of operations depend primarily on net interest income, which is a direct result of the interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing demand deposits and borrowed funds. Net interest income is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off long-term rates while our interest-bearing liabilities generally price off short-term interest rates.

Our net interest income is also impacted by the shape of the market yield curve. A steep yield curve, where the difference in interest rates between time periods is greater in the long-term time periods, could be beneficial to our net interest income as the interest rate spread between our additional interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat or flattening yield curve, where the difference in rates is lesser in the long-term periods or is shrinking over time, could have an adverse impact on our net interest income as our interest rate spread would decrease.

The impact on our interest income due to changes in interest rates is generally felt in later periods than the impact on our interest expense due to the timing of the recording on the balance sheet of our interest-earning assets and interest-bearing liabilities. The recording of interest-earning assets on the balance sheet generally lags the current market rate due to commitment periods of up to three months, while the recording of interest-bearing liabilities on the balance sheet generally times the current market. This timing difference could have an adverse impact on our net interest income in a rising interest rate environment.

Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our mortgage-related assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing market interest rate.

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

Market interest rates generally increased during the second quarter of 2004 following a period of general stability in interest rates during the second half of 2003 and the first quarter of 2004, notwithstanding the slight long-term interest rate decrease in the first quarter of 2004. The market yield curve has remained relatively steep during this period. The Federal Open Market Committee increased the overnight lending

Hudson City Bancorp, Inc.
Form 10-Q

rate 25 basis points at the end of June 2004. It is anticipated that overall market interest rates will continue to increase in future periods, and that the short-term interest rates may increase faster than the long-term interest rates, thus flattening the yield curve. If this occurs, the resulting interest rate environment is likely to have a negative impact on our results of operations as our interest-bearing liabilities generally price off short-term interest rates, while our interest-earning assets generally price off long-term interest rates and the spread between the rates we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities will decrease. If both long- and short-term interest rates increase by the same amount, and the yield curve does not change, the resulting environment is also likely to have a negative impact on our results of operations, as our interest-bearing liabilities will reprice faster than our interest-earning assets.

The stabilization of and overall increase in interest rates slowed the prepayment activity on our mortgage-related assets during the first six months of 2004 when compared to the activity experienced during the first six months of 2003. The slowing of the prepayment activity in turn decreased the amount of related premium amortized on these assets during the first six months of 2004. The decrease in the prepayment activity and the slowing of the premium amortization generally had a positive impact on our net interest income, net interest rate spread and net interest margin for the periods reported in 2004 when compared to the periods reported in 2003.

The low interest rate environment of 2003 afforded us the opportunity to realize gains on certain of our mortgage-backed securities prior to interest rate changes, such as the long-term interest rate increase seen in the second quarter of 2004, which would have adversely affected their fair market value. The low market interest rates caused increases in the fair market value of the fixed-rate mortgage-backed securities sold. The increases in long-term market interest rates in 2004 decreased the fair value of our primarily fixed-rate available for sale portfolio resulting in less sale transactions during 2004 when compared to 2003. The decrease in the fair market value of our available for sale portfolio also resulted in the reporting of an unrealized loss on these assets on our statement of financial condition, as required by generally accepted accounting principals. Although we have the flexibility to sell available for sale securities, we do not anticipate the need to sell any of these assets.

During the first six months of 2004, we continued to grow our balance sheet consistent with our traditional thrift business model and the growth initiatives we have employed during recent periods. Our balance sheet growth, primarily due to increases in residential first mortgage loans and callable government-sponsored agency securities classified as held to maturity, was funded principally by customer deposits and borrowed funds. The growth in our core investment of residential first mortgage loans was due to our continued strong levels of loan purchases. The growth in customer deposits was primarily due to the continued success of our interest-bearing High Value Checking account. Borrowed funds were increased to meet the goals of our growth initiatives and to take advantage of the still historically low interest rate environment, notwithstanding the recent increases in market interest rates. Our ability to grow our business with low cost interest-bearing liabilities resulted in the increase in our net interest income during the three- and six-month periods ended June 30, 2004.

We expect to continue to grow through internal expansion primarily through the origination and purchase of mortgage loans, while purchasing investment and mortgage-backed securities as a supplement to our mortgage loans. The primary funding for our growth is expected to come from customer deposits, using borrowed funds to supplement our deposit initiatives as a means to extend the maturity of our liabilities. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices. We have opened three branch offices during 2004, expect to open an

Hudson City Bancorp, Inc.
Form 10-Q

additional two during the remainder of 2004, and will continue to explore branch expansion opportunities. Although new branching results in additional expenses, we continue to maintain a low level of operating expenses.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

During the first six months of 2004, our total assets increased $1.64 billion, or 9.6%, to $18.67 billion at June 30, 2004 from $17.03 billion at December 31, 2003. Loans increased $1.25 billion, or 14.2%, to $10.05 billion at June 30, 2004 from $8.80 billion at December 31, 2003. The increase in loans reflected an increase in our loan purchase activity as well as our continued focus on the origination of one- to four-family first mortgage loans. For the first six months of 2004, we purchased first mortgage loans of $1.59 billion and originated first mortgage loans of $768.5 million, compared with purchases of $851.4 million and originations of $940.9 million for the first six months of 2003. The larger volume of purchased mortgage loans in the first six months 2004, when compared to originated loans, allowed us to grow and diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio as opportunities and funding are available. The lower volume of origination activity was due to a decline in refinancings.

These first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans and were primarily fixed-rate loans. At June 30, 2004, fixed-rate mortgage loans accounted for 92.8% of our first mortgage loan portfolio compared with 90.9% at December 31, 2003. This percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice, while our interest-bearing deposits and callable borrowed funds would reprice to the higher market interest rates.

During the first six months of 2004, $87.8 million of our loan originations were the result of refinancing of our existing mortgage loans compared with $255.7 million during the first six months of 2003. The dollar amount of refinancing of existing mortgage loans was included in total loan originations. We allow certain customers to modify, for a fee, their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to low long-term interest rates. In general, all terms and conditions of the existing mortgage loan remain the same except the adjustment of the interest rate to the currently offered fixed-rate product with a similar term to maturity or to a reduced term at the request of the borrower. Modifications of our existing mortgage loans during the first six months of 2004 were approximately $194.6 million compared with $878.8 million during the first six months of 2003. These loan modifications were not reflected in loan origination totals. We feel loan refinancing and modification activity are inversely related to the level of interest rates. If long-term rates increase or remain relatively stable, we expect the amount of loan refinancings and modifications to remain at these levels or decrease during 2004.

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

Hudson City Bancorp, Inc.
Form 10-Q

purchased include mortgage loans secured by properties located primarily in the east coast corridor states between Massachusetts and North Carolina, and in Michigan and Illinois.

Investment securities held to maturity increased to $1.10 billion at June 30, 2004 from $1.4 million at December 31, 2003. During 2004 we began to classify certain of our government-sponsored agency security purchases as held to maturity. This increase in investment securities held to maturity primarily reflected the reinvestment of the cash flows from the $561.3 million decrease in investment securities available for sale during the first six months of 2004 due to calls during this low interest rate environment. The increase also represented a strategy to shorten the overall final maturity of our interest-earning assets, while continuing to grow our balance sheet. Of the agency securities purchased and classified as held to maturity, $496.6 million have step-up features, where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. The initial rate for the securities purchased was higher than interest rates on similar agency securities offered at the time of purchase without the step-up feature. The rate increases are at least one percent per adjustment and are fixed over the life of the security.

Overall, the mortgage-backed securities portfolio remained relatively stable, with an aggregate balance of $5.34 billion at June 30, 2004 compared with $5.42 billion at December 31, 2003. The $29.3 million increase in other assets primarily reflected an increase in our deferred tax asset for our investment and mortgage-backed securities available for sale, as required by generally accepted accounting principles.

Total liabilities increased $1.68 billion, or 10.7%, to $17.38 billion at June 30, 2004 compared with $15.70 billion at December 31, 2003. Total deposits increased $622.7 million, or 6.0%, to $11.08 billion at June 30, 2004 from $10.45 billion at December 31, 2003. The increase in total deposits was primarily used to fund our growth initiatives. Interest-bearing deposits increased $553.6 million primarily due to an increase of $771.1 million in our interest-bearing High Value Checking account product, partially offset by a $190.9 million decrease in time deposits. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our interest-bearing High Value Checking account product. The balance in the High Value Checking account at June 30, 2004 was $3.48 billion compared with $2.71 billion at December 31, 2003.

Borrowed funds increased $1.05 billion, or 20.4%, to $6.20 billion at June 30, 2004 from $5.15 billion at December 31, 2003. The additional borrowed funds were primarily used to supplement our deposit growth. Borrowed funds were comprised of $4.25 billion of securities sold under agreements to repurchase and $1.95 billion of FHLB advances. The $1.85 billion in new borrowings, which had initial call dates of one month to four years from the date of borrowing, were partially offset by calls and maturities of borrowed funds in an aggregate amount of $800.0 million.

Total stockholders’ equity decreased $42.1 million, or 3.2%, to $1.29 billion at June 30, 2004 from $1.33 billion at December 31, 2003. The decrease in stockholders’ equity was primarily due to repurchases of 3,259,000 shares of our common stock at an aggregate cost of $115.5 million, purchases of 200,000 shares of common stock for our recognition and retention plan at an aggregate cost of $7.3 million and cash dividends declared and paid to common stockholders of $19.5 million. As of June 30, 2004 there remained approximately 4,407,421 shares authorized to be purchased under our current stock repurchase program. The amount of the cash dividend paid to common stockholders reflected the waiver of receipt of the dividend by Hudson City, MHC, the majority stockholder of Hudson City Bancorp. The decrease in stockholders equity also reflected a $41.6 million decrease in accumulated other comprehensive income,

Hudson City Bancorp, Inc.
Form 10-Q

primarily due to a decrease in the fair value of our fixed-rate available for sale investment portfolio, reflecting increases in longer term interest rates during the second quarter of 2004.

These decreases to stockholders equity were partially offset by net income of $114.6 million for the first six months of 2004, a $4.1 million increase due to the exercise of 579,834 stock options, a $13.1 million permanent tax benefit due to the exercise of stock options and a $10.1 million increase due to the commitment of shares for our employee stock benefit plans.

At June 30, 2004, the ratio of total stockholders’ equity to total assets was 6.89% compared with 7.80% at December 31, 2003. For the six-month period ended June 30, 2004, the ratio of average stockholders’ equity to average assets was 7.62% compared with 8.73% for the year ended December 31, 2003. Stockholders’ equity per common share was $7.19 at June 30, 2004 compared with $7.33 at December 31, 2003. The decrease in these ratios was primarily due to our capital management strategy of planned asset growth, and a slower percentage growth in stockholders’ equity as compared to the percentage growth in assets, due to payment of cash dividends and stock repurchases. The decrease in these ratios also reflected the decrease in accumulated other comprehensive income due to the lower fair market value of our available for sale securities.

Average Balance Sheets for the Three- and Six-Month Periods Ended June 30, 2004 and 2003

The tables on the following pages present certain information regarding Hudson City Bancorp’s financial condition and net interest income for the three- and six-month periods ended June 30, 2004 and 2003. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Hudson City Bancorp, Inc
Form 10-Q

	For the Three Months Ended June 30,
	2004				2003
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
			(Dollars in thousands)
			(Unaudited)
Assets:
Interest-earning assets:
First mortgage loans, net (1)	$9,368,244	$127,892	5.46%		$6,655,193	$100,818	6.06%
Consumer and other loans	139,040	2,083	5.99		125,952	2,087	6.63
Federal funds sold	125,231	294	0.94		192,270	557	1.16
Mortgage-backed securities at amortized cost	5,504,413	60,968	4.43		6,013,907	66,348	4.41
Federal Home Loan Bank of New York stock	155,973	733	1.88		154,286	2,069	5.36
Investment securities at amortized cost	2,580,210	28,821	4.47		1,729,827	20,777	4.80

Total interest-earning assets	17,873,111	220,791	4.94		14,871,435	192,656	5.18

Noninterest-earning assets	379,875				319,918

Total Assets	$18,252,986				$15,191,353

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$949,999	2,345	0.99		$926,094	2,749	1.19
Interest-bearing demand accounts	3,389,216	17,850	2.12		1,761,527	10,027	2.28
Money market accounts	600,796	1,428	0.96		622,462	1,755	1.13
Time deposits	5,571,349	29,808	2.15		6,081,111	39,145	2.58

Total interest-bearing deposits	10,511,360	51,431	1.97		9,391,194	53,676	2.29
Borrowed funds	5,818,912	50,400	3.48		3,928,846	40,916	4.18

Total interest-bearing liabilities	16,330,272	101,831	2.51		13,320,040	94,592	2.85

Noninterest-bearing liabilities:
Noninterest-bearing deposits	428,257				408,359
Other noninterest-bearing liabilities	118,638				117,187

Total noninterest-bearing liabilities	546,895				525,546

Total liabilities	16,877,167				13,845,586
Stockholders’ equity	1,375,819				1,345,767

Total Liabilities and Stockholders’ Equity	$18,252,986				$15,191,353

Net interest income/net interest rate spread (2)		$118,960	2.43%			$98,064	2.33%

Net interest-earning assets/net interest margin (3)	$1,542,839		2.65%		$1,551,395		2.63%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.12	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets

(3)	Determined by dividing annualized net interest income by total average interest-earning assets

Hudson City Bancorp, Inc
Form 10-Q

	For the Six Months Ended June 30,
	2004				2003
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
			(Dollars in thousands)
			(Unaudited)
Assets:
Interest-earning assets:
First mortgage loans, net (1)	$9,102,544	$250,979	5.51%		$6,692,047	$207,527	6.20%
Consumer and other loans	137,170	4,132	6.02		126,062	4,212	6.68
Federal funds sold	132,452	611	0.93		188,682	1,083	1.16
Mortgage-backed securities at amortized cost	5,522,596	122,615	4.44		6,059,010	141,822	4.68
Federal Home Loan Bank of New York stock	158,093	1,392	1.76		147,997	4,059	5.49
Investment securities at amortized cost	2,440,856	54,089	4.43		1,307,739	32,489	4.97

Total interest-earning assets	17,493,711	433,818	4.96		14,521,537	391,192	5.39

Noninterest-earning assets	349,527				319,223

Total Assets	$17,843,238				$14,840,760

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$946,762	4,676	0.99		$915,890	5,978	1.32
Interest-bearing demand accounts	3,190,741	33,476	2.11		1,532,623	18,209	2.40
Money market accounts	609,564	2,900	0.96		623,325	3,862	1.25
Time deposits	5,606,964	60,148	2.16		6,110,793	81,311	2.68

Total interest-bearing deposits	10,354,031	101,200	1.97		9,182,631	109,360	2.40
Borrowed funds	5,597,642	98,119	3.52		3,806,491	81,186	4.30

Total interest-bearing liabilities	15,951,673	199,319	2.51		12,989,122	190,546	2.96

Noninterest-bearing liabilities:
Noninterest-bearing deposits	411,212				397,701
Other noninterest-bearing liabilities	121,163				114,429

Total noninterest-bearing liabilities	532,375				512,130

Total liabilities	16,484,048				13,501,252
Stockholders’ equity	1,359,190				1,339,508

Total Liabilities and Stockholders’ Equity	$17,843,238				$14,840,760

Net interest income/net interest rate spread (2)		$234,499	2.45%			$200,646	2.43%

Net interest-earning assets/net interest margin (3)	$1,542,038		2.67%		$1,532,415		2.74%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	x			1.12	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets

(3)	Determined by dividing annualized net interest income by total average interest-earning assets

Hudson City Bancorp, Inc.
Form 10-Q

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2004 and 2003

General. Net income was $58.4 million for the three months ended June 30, 2004, an increase of $5.9 million, or 11.2%, compared with net income of $52.5 million for the three months ended June 30, 2003. Basic and diluted earnings per common share were both $0.32 for the second quarter of 2004 compared with basic and diluted earnings per share of $0.29 and $0.28, respectively, for the second quarter of 2003. For the second quarter of 2004 our return on average stockholders’ equity was 16.98% compared with 15.62% for the second quarter of 2003. The increase in the return on average stockholders’ equity was primarily due to the growth of our net income and a decline in stockholders’ equity due to payment of cash dividends and stock repurchases. Our return on average assets for the three-month period ended June 30, 2004 was 1.28% compared with 1.38% for the three-month period ended June 30, 2003. The decrease in the return on average assets was primarily due to our overall balance sheet growth in the low interest rate environment of 2003 and the first quarter of 2004.

Interest and Dividend Income. Total interest and dividend income increased $28.1 million, or 14.6%, to $220.8 million for the quarter ended June 30, 2004 compared with $192.7 million for the quarter ended June 30, 2003. The increase in total interest and dividend income was primarily due to a $3.00 billion, or 20.2%, increase in the average balance of total interest-earning assets to $17.87 billion for the second quarter of 2004 compared with $14.87 billion for the second quarter of 2003. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods. The impact on interest and dividend income from the increase in the average balance of our total interest-earning assets was partially off-set by a 24 basis point decrease in the annualized average yield on total interest-earning assets to 4.94% for the second quarter of 2004 from 5.18% for the second quarter of 2003, primarily reflecting yield declines in mortgage loans and investment securities.

The $27.1 million increase in interest and fee income on first mortgage loans was primarily due to a $2.71 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on our core investment in first mortgage loans. The increase in mortgage loan income due to the increase in the average balance was partially offset by a 60 basis point decrease in the annualized average yield, which reflected the large volume of loan origination and purchase activity during the low long-term interest rate environment of 2003 and the first quarter of 2004.

The $8.0 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of investment securities of $850.4 million, which reflected the investment of certain of the cash flows from the high level of prepayment activity on our mortgage-related assets in 2003 into investment securities, and the decision to shorten the overall weighted-average life of our assets by investing in callable securities with initial call dates of three months to one year and final maturity dates of five to seven years. The increase in income on total investment securities due to the increase in the average balance was partially offset by a 33 basis point decrease in the annualized average yield on our investment securities, which reflected the large volume of purchases made during the low interest rate environment of 2003 and the first quarter of 2004.

The $5.3 million decrease in interest income on total mortgage-backed securities was due to a $509.5 million decrease in the average balance of total mortgage-backed securities, which reflected the high volume of prepayment activity, the sales of mortgage-backed securities, and the subsequent investment of certain of the cash flow into investment securities. The impact on mortgage-backed securities income due to the decline of the average balance was partially offset by the slowing of the premium amortization.

Hudson City Bancorp, Inc.
Form 10-Q

Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $7.2 million, or 7.6%, to $101.8 million for the quarter ended June 30, 2004 from $94.6 million for the quarter ended June 30, 2003. This increase was primarily due to a $3.01 billion, or 22.6%, increase in the average balance of total interest-bearing liabilities to $16.33 billion for the second quarter of 2004 compared with $13.32 billion for the second quarter of 2003. The impact of the increase in the average balance of total interest-bearing liabilities was offset, in part, by a 34 basis point decrease in the annualized average cost of total interest-bearing liabilities to 2.51% for the three-month period ended June 30, 2004 from 2.85% for the corresponding period in 2003.

Interest expense on borrowed funds increased $9.5 million primarily due to a $1.89 billion increase in the average balance of borrowed funds, the impact of which was partially offset by an 70 basis point decrease in the annualized average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth. The decrease in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2003 and the first quarter of 2004. The decrease in the annualized average cost of borrowed funds also reflected the restructuring of certain of our borrowed funds during 2003, which resulted in the extension of the weighted-average maturity and lowered the contract rates.

Interest expense on interest-bearing deposits decreased $2.3 million primarily due to a 32 basis point decrease in the annualized average cost to 1.97%, the impact of which was partially offset by an increase in the average balance of interest-bearing deposits of $1.12 billion. The decrease in the annualized average cost of interest-bearing deposits primarily reflected a 43 basis point decrease in the annualized average cost of our time deposits and a 16 basis point decrease in the annualized average cost of interest-bearing demand deposits. These decreases in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2003 and the first quarter of 2004.

The increase in the average balance of interest-bearing deposits, primarily used to fund asset growth, reflected a $1.63 billion increase in the average balance of interest-bearing demand accounts due to the growth in our High Value Checking account product. We believe the increase in the average balance of interest-bearing deposits was primarily due to our consistent offering of competitive rates on our High Value Checking account product. Although we believe our time deposit rates are competitive, we believe the $509.8 million decrease in the average balance of time deposits was due in part to transfers to our High Value Checking account. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay attractive above market rates and by opening new branch offices, while supplementing the deposit growth with borrowed funds.

Net Interest Income. Net interest income increased $20.9 million, or 21.3%, to $119.0 million for the quarter ended June 30, 2004 compared with $98.1 million for the quarter ended June 30, 2003. This increase primarily reflected our growth initiatives, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, increased 10 basis points to 2.43% for the second quarter of 2004 from 2.33% for the corresponding period in 2003. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, increased 2 basis points to 2.65% for the three-month period ended June 30, 2004 from 2.63% for the three-month period ended June 30, 2003.

Hudson City Bancorp, Inc.
Form 10-Q

The increases in these ratios reflected the larger decrease in the annualized cost on total interest-bearing liabilities compared with the decrease in the annualized yield of total interest-earning assets, primarily due to the decreased prepayment activity on our mortgage-related assets, and the resulting decrease in the amortization of the net premium on these assets. The lesser increase in the net interest margin, when compared to the increase in the net interest rate spread, was due to the use of funds to purchase treasury stock, which otherwise could have been invested in interest-earning assets.

It is anticipated that overall market interest rates will increase in future periods, and that the short-term interest rates may increase faster than the long-term interest rates, thus flattening the yield curve. If this occurs, the resulting interest rate environment is likely to have a negative impact on our net interest income, net interest spread and net interest margin, as our interest-bearing liabilities generally price off short-term interest rates, while our interest-earning assets generally price off long-term interest rates and the spread between the rates we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities will decrease.

Provision for Loan Losses. Our provision for loan losses for the quarters ended June 30, 2004 and 2003 was $225,000. Net charge-offs during the first six months of 2004 were $7,000 compared with net charges-offs of $31,000 during the first six months of 2003. The allowance for loan losses increased $443,000 to $27.0 million at June 30, 2004 from $26.5 million at December 31, 2003. The increase in the allowance for loan losses, through the provision for loan losses, reflected the overall growth of the loan portfolio.

Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $5.3 million to $25.6 million at June 30, 2004 from $20.3 million at December 31, 2003, reflecting increases in our non-performing purchased loan portfolio. The ratio of non-performing loans to total loans was 0.25% at June 30, 2004 compared with 0.23% at December 31, 2003. The ratio of the allowance for loan losses to non-performing loans was 105.48% at June 30, 2004 compared with 131.09% at December 31, 2003. The ratio of the allowance for loan losses to total loans was 0.27% at June 30, 2004 compared with 0.30% at December 31, 2003.

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

Non-Interest Income. Total non-interest income decreased $6.0 million to $3.9 million for the quarter ended June 30, 2004 from $9.9 million for the quarter ended June 30, 2003. The decrease in non-interest income reflected a $6.0 million decrease in gains on securities transactions, net to $2.6 million for the second quarter of 2004 from $8.6 million for the second quarter of 2003 primarily due to decreases in sales of mortgage-backed securities. The $2.6 million gain on securities transactions during the second quarter of 2004 resulted from an opportunity to realize gains from the sale of certain available for sale mortgage-backed securities. The historically low interest rate environment enabled us to realize these gains on the sales of securities, as the lower rates increased the fair value of the fixed-rate securities sold. The gains in 2003 resulted from the enhanced opportunities to realize gains due to to a declining rate environment. The total cash flow from the sales of these securities was $100.2 million. We may continue to realize gains on the sale of securities during the remainder of 2004 if given the opportunity to sell these

Hudson City Bancorp, Inc.
Form 10-Q

assets in a favorable interest rate environment.

Non-Interest Expense. Total non-interest expense increased $4.3 million, or 17.3%, to $29.2 million for the quarter ended June 30, 2004 from $24.9 million for the quarter ended June 30, 2003. The increase was primarily due to an increase of $3.5 million in compensation and employee benefits reflecting routine salary increases, staff increases, and increases in stock-related compensation expense. Of the $3.5 million increase in compensation and employee benefits, $1.6 million was due to increases in the expense of our employee stock benefit plans, due to increases in the market price of our common stock.

Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income was 23.75% for the second quarter of 2004 compared with 23.07% for the second quarter of 2003. Our ratio of annualized non-interest expense to average total assets for the second quarter of 2004 was 0.64% compared with 0.66% for the second quarter of 2003. The relative stability of these ratios reflected our efforts to control costs, notwithstanding the actual increase in non-interest expense, as our average assets grew in excess of 20.0% when comparing the second quarter of 2004 to the same period in 2003.

Income Taxes. Income tax expense increased $4.7 million, or 15.5%, to $35.0 million for the quarter ended June 30, 2004 from $30.3 million for the quarter ended June 30, 2003, primarily due to the 12.8% increase in income before income tax expense. Our effective tax rate increased for the second quarter of 2004 to 37.50% from 36.59% for the second quarter of 2003, primarily due to the increase in expense of the employee stock ownership plan, which is not fully deductible for income tax purposes.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2004 and 2003

General. Net income was $114.6 million for the six months ended June 30, 2004, an increase of $9.9 million, or 9.5%, compared with net income of $104.7 million for the six months ended June 30, 2003. Basic and diluted earnings per common share were $0.63 and $0.62, respectively, for the first six months of 2004 compared with basic and diluted earnings per share of $0.57 and $0.56, respectively, for the first six months of 2003. For the six months ended June 30, 2004 our return on average stockholders’ equity was 16.87% compared with 15.64% for the corresponding period of 2003. The increase in the return on average stockholders’ equity was primarily due to the growth of our net income and a decline in stockholders’ equity due to payment of cash dividends and stock repurchases. Our return on average assets for the six-month period ended June 30, 2004 was 1.29% compared with 1.41% for the six-month period ended June 30, 2003. The decrease in the return on average assets was primarily due to our overall balance sheet growth in the low interest rate environment of 2003 and the first quarter of 2004.

Interest and Dividend Income. Total interest and dividend income increased $42.6 million, or 10.9%, to $433.8 million for the six-month period ended June 30, 2004 compared with $391.2 million for the six-month period ended June 30, 2003. The increase in total interest and dividend income was primarily due to a $2.97 billion, or 20.5%, increase in the average balance of total interest-earning assets to $17.49 billion for the first six months of 2004 compared with $14.52 billion for the first six months of 2003. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods. The impact on interest and dividend income from the increase in the average balance of our total interest-earning assets was partially off-set by a 43 basis point decrease in the annualized average yield on total interest-earning assets to 4.96% for the six-month period ended June

Hudson City Bancorp, Inc.
Form 10-Q

30, 2004 from 5.39% for the six-month period ended June 30, 2003, primarily reflecting yield declines to varying degrees in all asset categories.

The $43.5 million increase in interest and fee income on first mortgage loans was primarily due to a $2.41 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on our core investment in first mortgage loans. The increase in mortgage loan income due to the increase in the average balance was partially offset by a 69 basis point decrease in the annualized average yield, which reflected the large volume of loan origination and purchase activity during the low long-term interest rate environment of 2003 and the first quarter of 2004.

The $21.6 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of investment securities of $1.13 billion, which reflected the investment of certain of the cash flows from the high level of prepayment activity on our mortgage-related assets in 2003 into investment securities, and the decision to shorten the overall weighted-average life of our assets by investing in callable securities with initial call dates of three months to one year and final maturity dates of five to seven years. The increase in income on total investment securities due to the increase in the average balance was partially offset by a 54 basis point decrease in the annualized average yield on our investment securities, which reflected the large volume of purchases made during the low interest rate environment of 2003 and the first quarter of 2004.

The $19.2 million decrease in interest income on total mortgage-backed securities was primarily due to a $536.4 million decrease in the average balance of total mortgage-backed securities, which reflected the high volume of prepayment activity, the sales of mortgage-backed securities, and the subsequent investment of certain of the cash flow into investment securities. The decrease in interest income on total mortgage-backed securities also reflected a 24 basis point decrease in the annualized average yield on mortgage-backed securities, due to the reinvestment of certain of the proceeds back into mortgage-backed securities in the low interest rate environment. The impact on mortgage-backed securities income due to the decline in the average balance and annualized weighted average yield was partially offset by the slowing of the premium amortization.

Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $8.8 million, or 4.6%, to $199.3 million for the six-month period ended June 30, 2004 from $190.5 million for the six-month period ended June 30, 2003. This increase was primarily due to a $2.96 billion, or 22.8%, increase in the average balance of total interest-bearing liabilities to $15.95 billion for the first six months of 2004 compared with $12.99 billion for the first six months of 2003. The impact of the increase in the average balance of total interest-bearing liabilities was offset, in part, by a 45 basis point decrease in the annualized average cost of total interest-bearing liabilities to 2.51% for the six-month period ended June 30, 2004 from 2.96% for the corresponding period in 2003.

Interest expense on borrowed funds increased $16.9 million primarily due to a $1.79 billion increase in the average balance of borrowed funds, the impact of which was partially offset by an 78 basis point decrease in the annualized average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth. The decrease in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2003 and the first quarter of 2004. The decrease in the annualized average cost of borrowed funds also reflected the restructuring of certain of our borrowed funds during 2003, which resulted in the extension of the weighted-average maturity and lowered the contract rates.

Hudson City Bancorp, Inc.
Form 10-Q

Interest expense on interest-bearing deposits decreased $8.2 million primarily due to a 43 basis point decrease in the annualized average cost to 1.97%, the impact of which was partially offset by an increase in the average balance of interest-bearing deposits of $1.17 billion. The decrease in the annualized average cost of interest-bearing deposits primarily reflected a 52 basis point decrease in the annualized average cost of our time deposits and a 29 basis point decrease in the annualized average cost of interest-bearing demand deposits. These decreases in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2003 and the first quarter of 2004.

The increase in the average balance of interest-bearing deposits, primarily used to fund asset growth, reflected a $1.66 billion increase in the average balance of interest-bearing demand accounts due to the growth in our High Value Checking account product. We believe the increase in the average balance of interest-bearing deposits was primarily due to our consistent offering of competitive rates on our High Value Checking account product. Although we believe our time deposit rates are competitive, we believe the $503.8 million decrease in the average balance of time deposits was due in part to transfers to our High Value Checking account. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay attractive above market rates and by opening new branch offices, while supplementing the deposit growth with borrowed funds.

Net Interest Income. Net interest income increased $33.9 million, or 16.9%, to $234.5 million for the six-month period ended June 30, 2004 compared with $200.6 million for the six-month period ended June 30, 2003. This increase primarily reflected our growth initiatives, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread increased 2 basis points to 2.45% for the first six months of 2004 from 2.43% for the corresponding period in 2003. The slight increase in this ratio reflected the larger decrease in the annualized cost on total interest-bearing liabilities compared with the decrease in the annualized yield of total interest-earning assets primarily due to the decreased prepayment activity on our mortgage-related assets, and the resulting decrease in the amortization of the net premium on these assets. Our net interest margin decreased 7 basis points to 2.67% for the six-month period ended June 30, 2004 from 2.74% for the six-month period ended June 30, 2003. The decrease was primarily due to the use of funds to purchase treasury stock, which otherwise could have been invested in interest-earning assets.

It is anticipated that overall market interest rates will increase in future periods, and that the short-term interest rates may increase faster than the long-term interest rates, thus flattening the yield curve. If this occurs, the resulting interest rate environment is likely to have a negative impact on our net interest income, net interest spread and net interest margin, as our interest-bearing liabilities generally price off short-term interest rates, while our interest-earning assets generally price off long-term interest rates and the spread between the rates we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities will decrease.

Provision for Loan Losses. Our provision for loan losses for the six-months periods ended June 30, 2004 and 2003 was $450,000.

Non-Interest Income. Total non-interest income decreased $7.9 million to $7.5 million for the six-month period ended June 30, 2004 from $15.4 million for the six-month period ended June 30, 2003. The decrease in non-interest income reflected a $7.7 million decrease in gains on securities transactions, net to $5.1 million for the first six months of 2004 from $12.8 million for the first six months of 2003 primarily due to decreases in sales of mortgage-backed securities. The $5.1 million gain on securities transactions

Hudson City Bancorp, Inc.
Form 10-Q

during the first six months of 2004 resulted from an opportunity to realize gains from the sale of certain available for sale mortgage-backed securities prior to an interest rate change, such as seen in the second quarter of 2004, which would have had an adverse impact on their fair market value. The historically low interest rate environment enabled us to realize these gains on the sales of securities, as the lower rates increased the fair value of the fixed-rate securities sold. The gains in 2003 resulted from the enhanced opportunities to realize gains due to the declining rate environment. The total cash flow from the sales of these securities during the first six months of 2004 was $226.6 million. We may continue to realize gains on the sale of securities during the remainder of 2004 if given the opportunity to sell these assets in a favorable interest rate environment.

Non-Interest Expense. Total non-interest expense increased $7.8 million, or 15.5%, to $58.2 million for the six-month period ended June 30, 2004 from $50.4 million for the six-month period ended June 30, 2003. The increase was primarily due to an increase of $6.3 million in compensation and employee benefits reflecting routine salary increases, staff increases, and increases in stock-related compensation expense. Of the $6.3 million increase in compensation and employee benefits, $3.86 million was due to increases in the expense of our employee stock benefit plans, due to increases in the market price of our common stock.

Our efficiency ratio was 24.06% for the first six months of 2004 compared with 23.34% for the first six months of 2003. Our ratio of annualized non-interest expense to average total assets for the first six months of 2004 was 0.65% compared with 0.68% for the first six months of 2003. The relative stability of these ratios reflected our efforts to control costs, notwithstanding the actual increase in non-interest expense, as our average assets grew in excess of 20.0% when comparing the first six months of 2004 to the same period in 2003.

Income Taxes. Income tax expense increased $8.3 million, or 13.7%, to $68.7 million for the six-month period ended June 30, 2004 from $60.4 million for the six-month period ended June 30, 2003, primarily due to the 11.0% increase in income before income tax expense. Our effective tax rate increased for the first six months of 2004 to 37.47% from 36.58% for the first six months of 2003, primarily due to the increase in expense of the employee stock ownership plan, which is not fully deductible for income tax purposes.

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

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. As mortgage interest rates decline, customer-prepayment activity tends to accelerate causing an increase in cash flow from both our mortgage loan and mortgage-backed security

Hudson City Bancorp, Inc.
Form 10-Q

portfolios. If our pricing is competitive, the demand for mortgage originations also accelerates. When mortgage rates increase, the opposite effect on prepayment activity tends to occur and our loan origination and purchase activity becomes increasingly dependent on the strength of our residential real estate market, home purchases and new construction activity.

Principal repayments on loans were $1.15 billion during the six-month period ended June 30, 2004 compared with $1.93 billion for the six-month period ended June 30, 2003. Principal payments received on mortgage-backed securities totaled $1.02 billion during the first six months of 2004 compared with $2.09 billion during the first six months of 2003. The decrease in payments on loans and mortgage-backed securities reflected the increasing interest rate environment and the declining prepayment activity on these assets. Maturities and calls of investment securities totaled $861.4 million during the six-month period ended June 30, 2004 compared with maturities and calls of $838.5 million during the corresponding period in 2003.

Total deposits increased $622.7 million during the six-month period ended June 30, 2004 compared with an increase of $827.5 million during the six-month period ended June 30, 2003. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our interest-bearing High Value Checking account. Time deposit accounts scheduled to mature within one year were $4.15 billion at June 30, 2004. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis.

For the six-month period ended June 30, 2004 we borrowed $1.85 billion compared with new borrowings of $550.0 million for the six-month period ended June 30, 2003. Principal payments on borrowed funds during the first six months of 2004 were $800.0 million compared with $100.0 million for the corresponding period in 2003. The increase in principal payments reflected the increase in calls and maturities on borrowed funds during this increasing interest rate environment. The increase in new borrowings reflected the increase in call activity on borrowed funds and our growth initiatives. The funds borrowed during 2004 had initial call dates of one month to four years from the date of borrowing and final maturities of one month to ten years. At June 30, 2004, there were $600.0 million of borrowed funds scheduled to mature within one year, and an additional $1.30 billion of borrowed funds with the potential to be called within one year. We anticipate we will have sufficient resources to meet either funding commitment by borrowing new funds at the prevailing market interest rate, or paying-off the borrowed funds, as they mature or are called, from our usual cash flow sources.

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $812.0 million during the six-month period ended June 30, 2004 compared with $987.9 million during the six-month period ended June 30, 2003. The decrease in originations reflected the decrease in refinancing and prepayment activity in 2004 due to the increasing interest rate environment. During the first six months of 2004 we purchased total loans of $1.59 billion compared with $851.4 million during the first six months of 2003. The larger volume of purchased mortgage loans in the first six months of 2004, when compared to originated loans, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. The increase in loan purchases also reflected the growth

Hudson City Bancorp, Inc.
Form 10-Q

strategies we have employed during recent periods, using customer deposits and borrowed funds as our funding sources. We will continue to purchase mortgage loans to grow and diversify our portfolio as opportunities and funding are available.

Purchases of mortgage-backed securities during the six-month period ended June 30, 2004 were $1.20 billion compared with $2.75 billion during the six-month period ended June 30, 2003. The decrease in purchases of mortgage-backed securities reflected the decline in the prepayment activity, resulting in a decrease in funds to reinvest, and the shift of security purchases to government-sponsored agency investment securities.

During the six-month period ended June 30, 2004, we purchased $1.44 billion of investment securities compared with purchases of $2.20 billion during the six-month period ended June 30, 2003. This decrease in purchases was primarily due to lower prepayment activity on our mortgage-related assets. Of the investment securities purchased during 2004, $1.10 billion were classified as held to maturity. Of these securities, $496.6 million have step-up features, where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. The initial rate for the securities purchased was higher than interest rates on similar agency securities offered at the time of purchase without the step-up feature. The rate increases are at least one percent per adjustment and are fixed over the life of the security.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first six months of 2004, we redeemed $14.9 million of FHLB common stock due to calls of funds borrowed from the FHLB. During the first six months of 2003, we purchased $22.5 million of FHLB stock. The redemptions made during 2004 brought our total investment in FHLB stock to $150.0 million, the amount we are currently required to hold.

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the six-month period ended June 30, 2004, we purchased 3,259,000 shares of our common stock at an aggregate cost of $115.5 million compared with purchases of 1,746,500 shares during the six-month period ended June 30, 2003 at an aggregate cost of $36.9 million. At June 30, 2004, there were 4,407,421 shares remaining to be repurchased under the existing stock repurchase program. During the first six months of 2004, the trustee of our recognition and retention plan purchased 200,000 shares of common stock for our recognition and retention plan at an aggregate cost of $7.3 million due to awards to employees made during the quarter.

Cash dividends declared and paid during the first six months of 2004 were $19.5 million compared with $44.2 million during the first six months of 2003. In the first quarter of 2004, Hudson City, MHC applied for and was granted approval from the OTS to waive receipt of dividends declared by Hudson City Bancorp during 2004. This dividend waiver will provide additional operating capital and liquidity at Hudson City Bancorp. The decrease in the dividend payment reflected the waiver by Hudson City, MHC. The dividend pay-out ratio, not reflecting the dividend waiver by Hudson City, MHC, for the first six months of 2004 was 52.38% compared with 40.35% for the first six months of 2003. On July 20, 2004, the Board of Directors declared a quarterly cash dividend of eighteen cents ($0.18) per common share.

Hudson City Bancorp, Inc.
Form 10-Q

The dividend is payable on September 1, 2004 to stockholders of record at the close of business on August 6, 2004.

At June 30, 2004, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 6.72%, 6.72% and 18.89%, respectively.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During the first six months of 2004, Hudson City Bancorp received $104.9 million in dividend payments from Hudson City Savings, which amounted to 92.4% of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our common stock. Hudson City Bancorp’s ability to continue these activities is solely dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make.

Off-Balance Sheet Arrangements and Contractual Obligations

Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2004 and did not have any such hedging transactions in place at June 30, 2004, which would create other off-balance sheet arrangements.

The following table reports the amounts of contractual obligations for Hudson City as of June 30, 2004.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
			(In thousands)
First mortgage loans commitments	$267,522	$267,522	$—	$—	$—
Mortgage loan purchases	501,256	501,256	—	—	—
Mortgage-backed security purchases	286,329	286,329	—	—	—
Operating leases	43,213	2,838	6,053	5,694	28,628

Total	$1,098,320	$1,057,945	$6,053	$5,694	$28,628

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity and overdraft lines of credit, which do not have fixed expiration dates, of approximately $82.0 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and securities had a normal period from trade date to settlement date of approximately 60 days. All commitments to purchase loans and securities are expected to settle on a gross basis.

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

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we have a loan concentration in residential first mortgage loans at June 30, 2004, the majority of which are secured by real property located in New Jersey.

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

Hudson City Bancorp, Inc.
Form 10-Q

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

Asset Impairment Judgments. Certain of our assets are carried in our consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of various assets. In addition to our impairment analyses related to loans discussed above, another significant impairment analysis relates to other than temporary declines in the value of our securities.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2003 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.

General. As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, the majority of which is located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such

Hudson City Bancorp, Inc.
Form 10-Q

as interest rate swaps and caps) during the first six months of 2004 and did not have any such hedging transactions in place at June 30, 2004. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

Interest Rate Risk Analysis. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2003. The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2004. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. We believe the 200 basis point decrease scenario is not meaningful given the prevailing low market interest rate environment and accordingly is not presented in the table.

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
Change in	Dollar	Dollar	Percent	Present	Percent
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)	(Dollars in thousands)
200	$1,225,413	$(1,048,440)	(46.11)%	7.30%	(40.26)%
100	1,704,171	(569,682)	(25.05)	9.67	(20.87)
50	1,953,291	(320,562)	(14.10)	10.79	(11.70)
0	2,273,853	—	—	12.22	—
(50)	2,358,730	84,877	3.73	12.45	1.88
(100)	2,248,526	(25,327)	(1.11)	11.77	(3.68)

The percent change in the present value of equity in the 200 basis point increase scenario was negative 46.11% at June 30, 2004 compared with negative 34.95% at December 31, 2003. This increase in the negative percent change in the present value of equity, and the overall decrease in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios was primarily due to the growth of our fixed-rate interest-earning assets, primarily our investment securities, mortgage-backed securities and mortgage loans. The percent change in the present value of equity in the 100 basis point decrease was negative 1.11% at June 30, 2004 compared with negative 8.26% at December 31, 2003. The overall decrease in the present value of equity and the percent change in the present value of equity in the decreasing rate scenarios was primarily due to the growth in our borrowed funds with long terms to maturity and the growth in our interest-bearing demand accounts. Our current policy sets a maximum percent change in the present value of equity at 55% from the current, or zero basis point scenario, present value of equity, given an instantaneous and parallel increase or decrease of 200 basis points.

Hudson City Bancorp, Inc.
Form 10-Q

In addition to the impact on the present value of equity, we also monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of a simultaneous and parallel interest rate change on our net interest income. Assumptions for this model are the same as those used for our present value of equity analysis.

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(9.05)%
100	(3.83)
50	(1.67)
0	—
(50)	0.59
(100)	(1.15)

GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2004, which we anticipate to reprice or mature in each of the future time periods shown. The decay rates applied to our non-maturity deposits are the same as those reported in our Annual Report on Form 10-K for the year ended December 31, 2003. The prepayment rate applied to our mortgage loans and mortgage-backed securities for the June 30, 2004 analysis was 20% compared with 30% used for the December 31, 2003 analysis. The change in the prepayment rate reflected the decrease in the prepayment activity on our mortgage-related assets and the increase in long-term interest rates experienced during the second quarter of 2004. At June 30, 2004, we have reported no callable bonds at their call date, but have reported $450.0 million of callable borrowings at their call date. The government-sponsored agency securities with step-up features purchased during 2004 are reported at their next interest rate adjustment. We have excluded non-accrual loans of $5,151,000 from the table.

The cumulative one-year gap as a percent of total assets was negative 7.80% at June 30, 2004 compared with positive 2.55% at December 31, 2003. This change in the negative cumulative one-year gap primarily reflected the change in the prepayment rate assumptions used for our mortgage-related assets and the increase in borrowed funds under one year due to anticipated calls. Had the prepayment and call assumptions used at December 31, 2003 been applied to our June 30, 2004 gap analysis, the cumulative one-year gap as a percent of total assets would have been a positive 2.27%.

Hudson City Bancorp, Inc
Form 10-Q

	At June 30, 2004
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,043,665	$1,038,577	$1,574,542	$1,265,183	$1,247,360	$3,734,339	$9,903,666
Consumer and other loans	28,878	364	1,248	2,446	16,272	93,532	142,740
Federal funds sold	13,700	—	—	—	—	—	13,700
Mortgage-backed securities	852,354	863,765	724,578	579,636	481,966	1,834,718	5,337,017
FHLB stock	150,000	—	—	—	—	—	150,000
Investment securities	10,031	65	—	12	796,804	1,976,065	2,782,977

Total interest-earning assets	2,098,628	1,902,771	2,300,368	1,847,277	2,542,402	7,638,654	18,330,100

Interest-bearing liabilities:
Savings accounts	27,904	23,987	47,447	47,447	94,894	711,701	953,380
Interest-bearing demand accounts	89,423	89,423	357,692	357,692	715,385	1,967,308	3,576,923
Money market accounts	14,813	14,813	59,250	59,250	118,502	325,878	592,506
Time deposits	2,904,483	1,243,800	891,098	184,272	264,387	—	5,488,040
Borrowed funds	850,000	200,000	—	—	—	5,150,000	6,200,000

Total interest-bearing liabilities	3,886,623	1,572,023	1,355,487	648,661	1,193,168	8,154,887	16,810,849

Interest rate sensitivity gap	$(1,787,995)	$330,748	$944,881	$1,198,616	$1,349,234	$(516,233)	$1,519,251

Cumulative interest rate sensitivity Gap	$(1,787,995)	$(1,457,247)	$(512,366)	$686,250	$2,035,484	$1,519,251

Cumulative interest rate sensitivity gap as a percent of total assets	(9.58)%	(7.80)%	(2.74)%	3.68%	10.90%	8.14%
Cumulative interest-earning assets as a percent of interest-bearing liabilities	54.00%	73.30%	92.48%	109.20%	123.52%	109.04%

Item 4. — Controls and Procedures

Ronald E. Hermance, Jr., our President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based upon their evaluation, they each found that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and we identified no significant deficiencies or material weaknesses requiring corrective action with respect to those controls.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 2. — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the second quarter of 2004 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(3)	per Share	or Programs	Programs (1) (2)
April 1-April 30, 2004	283,000	$34.53	283,000	6,683,421
May 1-May 31, 2004	1,760,000	34.13	1,760,000	4,923,421
June 1-June 30, 2004	516,000	35.46	516,000	4,407,421

Total	2,559,000	34.44	2,559,000

(1)	On March 20, 2003, Hudson City Bancorp announced the adoption of its fifth Stock Repurchase Program, which authorized the purchase of up to 9,525,000 shares of common stock. This program has no expiration date and has 4,407,421 shares yet to be purchased as of June 30, 2004.

(2)	No repurchase plan or program has expired or been terminated during the quarter.

(3)	Amounts do not reflect purchases of common stock by the trustee of the recognition and retention plan.

Item 3. — Defaults Upon Senior Securities

Not applicable.

Item 4. — Submission of Matters to a Vote of Security Holders

On May 21, 2004, the annual meeting of stockholders of Hudson City Bancorp, Inc. was held to consider and vote on certain matters. The results are indicated below.

     Proposal 1 — Election of four directors for terms of three years each.

     Votes cast for William J. Cosgrove:

For:	176,596,212
Withheld:	1,760,555

     Votes cast for Donald O. Quest:

For:	177,457,945
Withheld:	898,822

     Votes cast for Denis J. Salamone:

For:	177,434,028
Withheld:	922,739

     Votes cast for Joseph G. Sponholz:

For:	176,614,369
Withheld:	1,742,398

     Proposal 2 — Ratification of the appointment of KPMG LLP as Hudson City Bancorp’s independent auditors for the year ending December 31, 2004.

For:	176,346,147
Against:	1,283,136
Abstain:	727,484

There were no broker held non-voted shares represented at the meeting with respect to the above matters.

Item 5. — Other Information

Not applicable.

Item 6. — Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

(b) Hudson City Bancorp, Inc. filed five Current Reports on Form 8-K during the quarter ended June 30, 2004 detailed as follows.

1.	On April 16, 2004, a Form 8-K was filed following the issuance of a press release announcing first quarter financial results for the period ended March 31, 2004. A copy of the press release was filed as an exhibit.

2.	On April 21, 2004, a Form 8-K was filed following the issuance of a press release announcing the election of Ronald J. Butkovich and J. Christopher Nettleton to the positions of Senior Vice President and Vice President, respectively, and the grant to these individuals of certain non-shareholder approved stock options and restricted stock that were approved by Hudson City’s independent directors. A copy of the press release was filed as an exhibit.

3.	On May 12, 2004, a Form 8-K was filed regarding a financial presentation made at the America’s Community Bankers Community Bank Investors Conference. The filing contained, as an exhibit, the text of the slides used during this presentation.

4.	On May 21, 2004, a Form 8-K was filed regarding the “State of the Company” presentation that was made during the Annual Meeting of Shareholders of Hudson City Bancorp. The filing contained, as an exhibit, the text of the slides used during this presentation.

5.	On June 30, 2004, a Form 8-K was filed following the issuance of a press release announcing that on July 21, 2004, Hudson City would report results of operations for the quarter and year to date periods ending on June 30, 2004. A copy of the press release was filed as an exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date: August 6, 2004	By:	/s/ Ronald E. Hermance, Jr.

Ronald E. Hermance, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2004	By:	/s/ Denis J. Salamone

Denis J. Salamone
Senior Executive Vice President and
Chief Operating Officer
(principal financial and accounting officer)