Form 10-Q
period 2004-09-30
HUDSON CITY BANCORP INC
filed 2004-11-09
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

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

Yes ☒ No ☐

As of November 2, 2004, the registrant had 186,022,481 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant’s mutual holding company, and 63,445,881 shares were held by the public and directors, officers and employees of the registrant.

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

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Assets
Cash and due from banks	$124,559	$190,984
Federal funds sold	23,900	63,600

Total cash and cash equivalents	148,459	254,584
Investment securities held to maturity, market value of $1,173,915 at September 30, 2004 and $1,443 at December 31, 2003	1,170,986	1,366
Investment securities available for sale, at market value	1,725,612	2,243,812
Federal Home Loan Bank of New York stock	140,000	164,850
Mortgage-backed securities held to maturity, market value of $3,615,555 at September 30, 2004 and $4,250,688 at December 31, 2003	3,646,758	4,292,444
Mortgage-backed securities available for sale, at market value	1,570,762	1,130,257
Loans	10,760,351	8,803,066
Less:
Deferred loan fees	7,405	10,255
Allowance for loan losses	27,210	26,547

Net loans	10,725,736	8,766,264
Foreclosed real estate, net	1,643	1,002
Accrued interest receivable	95,668	80,220
Banking premises and equipment, net	34,482	31,354
Other assets	61,168	67,207

Total Assets	$19,321,274	$17,033,360

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$10,779,505	$10,057,285
Noninterest-bearing	416,214	396,495

Total deposits	11,195,719	10,453,780
Borrowed funds	6,650,000	5,150,000
Accrued expenses and other liabilities	119,470	100,214

Total liabilities	17,965,189	15,703,994

Common stock, $0.01 par value, 800,000,000 shares authorized; 231,276,600 shares issued, 186,012,681 shares outstanding at September 30, 2004, and 189,835,997 shares outstanding at December 31, 2003	2,313	2,313
Additional paid-in capital	568,461	543,589
Retained earnings	1,538,221	1,396,257
Treasury stock, at cost; 45,263,919 shares at September 30, 2004 and 41,440,603 shares at December 31, 2003	(698,323)	(547,859)
Unallocated common stock held by the employee stock ownership plan	(48,043)	(49,513)
Unearned common stock held by the recognition and retention plan	(8,165)	(9,463)
Accumulated other comprehensive income (loss), net of tax	1,621	(5,958)

Total stockholders’ equity	1,356,085	1,329,366

Total Liabilities and Stockholders’ Equity	$19,321,274	$17,033,360

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(In thousands, except share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans	$138,421	$96,950	$389,400	$304,477
Interest and fees on consumer and other loans	2,213	2,084	6,345	6,296
Interest on mortgage-backed securities held to maturity	42,409	51,554	132,364	167,352
Interest on mortgage-backed securities available for sale	17,540	12,857	50,200	38,881
Interest on investment securities held to maturity:
Taxable	14,193	14	25,884	48
Exempt from federal taxes	6	7	17	17
Interest and dividend income on investment securities available for sale-taxable	18,262	22,360	60,649	54,805
Dividends on Federal Home Loan Bank of New York stock	858	340	2,250	4,399
Interest on federal funds sold	359	519	970	1,602

Total interest and dividend income	234,261	186,685	668,079	577,877

Interest Expense:
Interest on deposits	54,253	50,444	155,453	159,804
Interest on borrowed funds	56,040	41,552	154,159	122,738

Total interest expense	110,293	91,996	309,612	282,542

Net interest income	123,968	94,689	358,467	295,335
Provision for Loan Losses	225	225	675	675

Net interest income after provision for loan losses	123,743	94,464	357,792	294,660

Non-Interest Income:
Service charges and other income	1,373	1,681	3,849	4,292
Gains on securities transactions, net	3,526	7,750	8,597	20,549

Total non-interest income	4,899	9,431	12,446	24,841

Non-Interest Expense:
Compensation and employee benefits	19,878	17,598	59,349	50,795
Net occupancy expense	4,044	3,770	11,788	11,213
Federal deposit insurance assessment	405	402	1,228	1,165
Computer and related services	529	509	1,485	1,190
Other expense	4,032	3,332	13,275	11,682

Total non-interest expense	28,888	25,611	87,125	76,045

Income before income tax expense	99,754	78,284	283,113	243,456
Income Tax Expense	37,734	28,021	106,446	88,446

Net income	$62,020	$50,263	$176,667	$155,010

Basic Earnings Per Share	$0.35	$0.28	$0.98	$0.85

Diluted Earnings Per Share	$0.34	$0.27	$0.95	$0.83

Weighted Average Number of Common Shares Outstanding:
Basic	178,964,733	182,576,472	180,273,112	182,666,536
Diluted	183,724,358	187,918,359	185,372,444	187,675,640

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
Cash Flows from Operating Activities:
Net income	$176,667	$155,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	19,751	35,857
Provision for loan losses	675	675
Gains on securities transactions, net	(8,597)	(20,549)
Allocation of stock for employee benefit plans	14,670	10,000
Deferred tax benefit	20	—
Net proceeds from sale of foreclosed real estate	1,651	2,089
Increase in accrued interest receivable	(15,448)	(3,112)
Decrease in other assets	784	5,967
Increase in accrued expenses and other liabilities	19,256	7,230
Tax benefit from stock plans	20,269	—

Net Cash Provided by Operating Activities	229,698	193,167

Cash Flows from Investing Activities:
Originations of loans	(1,181,806)	(1,855,221)
Purchases of loans	(2,361,841)	(1,794,287)
Payments on loans	1,575,804	3,147,106
Principal collection of mortgage-backed securities held to maturity	1,208,846	2,958,240
Proceeds from sales of mortgage-backed securities held to maturity	—	54,549
Purchases of mortgage-backed securities held to maturity	(573,916)	(3,014,172)
Principal collection of mortgage-backed securities available for sale	210,275	356,531
Proceeds from sales of mortgage-backed securities available for sale	380,863	943,614
Purchases of mortgage-backed securities available for sale	(1,016,973)	(995,172)
Proceeds from maturities and calls of investment securities held to maturity	300,030	35
Purchases of investment securities held to maturity	(1,469,643)	—
Proceeds from maturities and calls of investment securities available for sale	861,339	1,247,217
Proceeds from sales of investment securities available for sale	—	50,531
Purchases of investment securities available for sale	(337,306)	(2,940,682)
Purchases of Federal Home Loan Bank of New York stock	—	(30,000)
Redemption of Federal Home Loan Bank of New York stock	24,850	—
Purchases of premises and equipment, net	(5,818)	(870)

Net Cash Used in Investment Activities	(2,385,296)	(1,872,581)

Cash Flows from Financing Activities:
Net increase in deposits	741,939	1,109,435
Proceeds from borrowed funds	3,050,000	850,000
Principal payments on borrowed funds	(1,550,000)	(250,000)
Dividends paid	(29,761)	(70,984)
Purchases of stock by the RRP	(7,299)	—
Purchases of treasury stock	(160,729)	(46,436)
Exercise of stock options	5,323	9,449

Net Cash Provided by Financing Activities	2,049,473	1,601,464

Net Decrease in Cash and Cash Equivalents	(106,125)	(77,950)
Cash and Cash Equivalents at Beginning of Period	254,584	240,796

Cash and Cash Equivalents at End of Period	$148,459	$162,846

Supplemental Disclosures:
Interest paid	$304,413	$282,223

Income taxes paid	$78,299	$89,596

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

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004.

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

Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $2,255,000 and $2,994,000 for the nine month periods ended September 30, 2004 and 2003, respectively, did not result in cash receipts or cash payments.

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

	For the Three Months
	Ended September 30,
	2004	2003
	(In thousands, except per share data)
Net income, as reported	$62,020	$50,263
Add: expense recognized for the recognition and retention plans, net of related tax effect	1,309	1,046
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	(2,133)	(1,660)

Pro forma net income	$61,196	$49,649

Basic earnings per share: As reported	$0.35	$0.28
Pro forma	0.34	0.27
Diluted earnings per share: As reported	$0.34	$0.27
Pro forma	0.33	0.26

	For the Nine Months
	Ended September 30,
	2004	2003
	(In thousands, except per share data)
Net income, as reported	$176,667	$155,010
Add: expense recognized for the recognition and retention plans, net of related tax effect	4,294	3,085
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	(6,774)	(4,912)

Pro forma net income	$174,187	$153,183

Basic earnings per share: As reported	$0.98	$0.85
Pro forma	0.97	0.84
Diluted earnings per share: As reported	$0.95	$0.83
Pro forma	0.94	0.82

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

	For the Three Months
	Ended September 30,
	2004	2003
	(In thousands)
Net income	$62,020	$50,263
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale, net of tax of $35,442 for 2004 and $(11,319) for 2003	51,320	(16,389)
Reclassification adjustment for gains in net income, net of tax of $(1,440) for 2004 and $(3,166) for 2003	(2,086)	(4,584)

Total accumulated other comprehensive income	$111,254	$29,290

	For the Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
Net income	$176,667	$155,010
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale, net of tax of $8,746 for 2004 and $(7,325) for 2003	12,664	(10,606)
Reclassification adjustment for gains in net income, net of tax of $(3,512) for 2004 and $(8,394) for 2003	(5,085)	(12,155)

Total accumulated other comprehensive income	$184,246	$132,249

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

3. — Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Three Months Ended September 30,
	2004			2003
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$62,020			$50,263

Basic earnings per share:
Income available to common stockholders	$62,020	178,965	$0.35	$50,263	182,576	$0.28

Effect of dilutive common stock equivalents	—	4,759		—	5,342

Diluted earnings per share:
Income available to common stockholders	$62,020	183,724	$0.34	$50,263	187,918	$0.27

	For the Nine Months Ended September 30,
	2004			2003
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$176,667			$155,010

Basic earnings per share:
Income available to common stockholders	$176,667	180,273	$0.98	$155,010	182,667	$0.85

Effect of dilutive common stock equivalents	—	5,099		—	5,009

Diluted earnings per share:
Income available to common stockholders	$176,667	185,372	$0.95	$155,010	187,676	$0.83

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

4. — Fair Value and Unrealized Losses of Securities

The following table summarizes the fair value and unrealized losses of those investment and mortgage-backed securities that reported an unrealized loss at September 30, 2004 and whether the unrealized loss position was continuous for the twelve months prior to September 30, 2004.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
United States government agencies	$461,021	$2,684	$702,383	$8,145	$1,163,404	$10,829

GNMA pass-through certificates	$170,944	$1,433	$—	$—	$170,944	$1,433
FNMA pass-through certificates	1,256,331	4,181	203,576	3,788	1,459,907	7,969
FHLMC pass-through certificates	70,662	359	250,106	5,865	320,768	6,224
FHLMC, FNMA and GNMA - REMIC’s	46,423	730	767,187	36,190	813,610	36,920

Total mortgage-backed securities	$1,544,360	$6,703	$1,220,869	$45,843	$2,765,229	$52,546

The unrealized losses are primarily due to the changes in interest rates during the life of the security. We have not classified these items as impaired as the coupon payments for the investment securities and the principal and interest payments for the mortgage-backed securities have been made in accordance with the terms of the agreements. We anticipate collecting the entire principal balance on these securities as scheduled.

5. — Stockholders’ Equity

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the nine-month period ended September 30, 2004, we purchased 4,565,200 shares of our common stock at an aggregate cost of $160.7 million. At September 30, 2004, there were 3,101,221 shares remaining to be repurchased under the existing stock repurchase program.

In the first quarter of 2004, Hudson City, MHC applied for and was granted approval from the Office of Thrift Supervision (“OTS”) to waive receipt of dividends declared by Hudson City Bancorp during 2004. This dividend waiver provides additional operating capital and liquidity at Hudson City Bancorp. The $29.8 million cash dividend paid to common stockholders in the first nine months of 2004 decreased $41.2 million from the $71.0 million cash dividend paid in the first nine months of 2003 primarily due to the approximately $62.5 million dividend waived by Hudson City, MHC.

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

Net periodic benefit cost included the following components:

	For the Three Months Ended September 30,
	Retirement Plans		Other Benefits
	2004	2003	2004	2003
		(In thousands)
Service cost	$736	$677	$530	$411
Interest cost	1,132	1,068	580	490
Expected return on assets	(1,633)	(1,322)	—	—
Amortization of:
Net loss (gain)	15	132	(10)	(92)
Unrecognized prior service cost	(4)	(4)	—	—

Net periodic benefit cost	$246	$551	$1,100	$809

	For the Nine Months Ended September 30,
	Retirement Plans		Other Benefits
	2004	2003	2004	2003
		(In thousands)
Service cost	$2,209	$2,032	$1,590	$1,232
Interest cost	3,396	3,203	1,739	1,469
Expected return on assets	(4,900)	(3,965)	—	—
Amortization of:
Net loss (gain)	44	396	(30)	(276)
Unrecognized prior service cost	(12)	(12)	—	—

Net periodic benefit cost	$737	$1,654	$3,299	$2,425

Due to the funded status of our qualified retirement plan, we do not plan to make a contribution to the plan for 2004.

Effective July 1, 2004, we adopted FASB Staff Position 106-2, which requires companies to recognize the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). The effect of the Medicare Act reduced the accumulated postretirement benefit obligation by $5,399,000 as of January 1, 2004. In addition, the Medicare Act reduced the net periodic benefit cost by $513,000 for the nine-month period ended September 30, 2004, which included reductions in service cost, interest cost and amortization of net gain of $244,000, $253,000 and $16,000, respectively.

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

7. — Subsequent Event

On October 28, 2004, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of nineteen cents ($0.19) per common share outstanding. The dividend is payable on December 1, 2004 to stockholders of record at the close of business on November 5, 2004. The Board of Directors of Hudson City, MHC has waived receipt of this dividend consistent with OTS approval.

8. — Recent Accounting Pronouncements

On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-01-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporarily impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporarily impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue 03-01 remains effective. The delay will be superseded concurrent with the final issuance of Staff Position No. EITF 03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads. We do not expect the final issuance of the Staff Position No. EITF 03-01a to have a material impact on our financial condition or results of operations.

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

Our net interest income is also impacted by the shape of the market yield curve. A steep yield curve, where the difference in interest rates between time periods is greater in the long-term time periods, could be beneficial to our net interest income as the interest rate spread between our additional interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat yield curve, where the difference in rates is lesser in the long-term periods or is shrinking over time, could have an adverse impact on our net interest income, as our net interest rate spread would decrease.

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

Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our mortgage-related assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy where the mortgage loan or the underlying mortgages of the mortgage-backed security were originated, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are the prevailing market interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Our results are also affected by the price of our stock, as the expense of certain of our employee stock compensation plans is related to the current price of our common stock.

Short-term market interest rates generally increased during the second and third quarters of 2004 following a period of general stability in short-term interest rates during 2003 and the first quarter of

Hudson City Bancorp, Inc.
Form 10-Q

2004. The Federal Open Market Committee (“FOMC”) increased the overnight lending rate 25 basis points at each of the three regularly scheduled meetings in June, August and September of 2004. It is anticipated the FOMC will continue to increase the overnight lending rate at the remaining scheduled meetings in 2004, thus further increasing the short-term market interest rates. Overall, during 2004, long-term market interest rates generally decreased. During the first and third quarters of 2004, long-term market rates decreased, while during the second quarter, long-term rates increased. This general decrease in long-term interest rates, in conjunction with the increasing short-term interest rates, has flattened the market yield curve. Long-term market interest rates are expected to increase in the future, but not as fast as short-term interest rates, which will further flatten the market yield curve. If this occurs, the resulting interest rate environment is likely to have a negative impact on our results of operations as our interest-bearing liabilities generally price off short-term interest rates, while our interest-earning assets generally price off long-term interest rates and the spread between the rates we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities will decrease. If both short- and long-term interest rates increase by the same amount, and the shape of the yield curve does not change, the resulting environment is also likely to have a negative impact on our results of operations, as our interest-bearing liabilities will reset to the current market interest rate faster than our interest-earning assets.

The prepayment activity decreased on our mortgage-related assets during the first nine months of 2004 when compared to the prepayment activity experienced during the first nine months of 2003. This decrease in prepayment activity was due to the stabilization of long-term interest rates during the second half of 2003, notwithstanding the decreases in long-term interest rates during 2004. The decrease is also due to the large volume of refinancing and modification activity that occurred during the declining interest rate environment of 2003. The mortgage-related assets resulting from this prepayment activity will not tend to prepay as fast, as their contractual interest rate is relatively low. The slowing of the prepayment activity in turn decreased the amount of related premium amortized on these assets during the first nine months of 2004. The decrease in the prepayment activity and the slowing of the premium amortization generally had a positive impact on our net interest income, net interest rate spread and net interest margin for the periods reported in 2004 when compared to the periods reported in 2003.

The low interest rate environment of 2004 afforded us the opportunity to realize gains on certain of our mortgage-backed securities prior to interest rate changes, such as the long-term interest rate increase seen in the second quarter of 2004, which would have adversely affected their fair market value. The low market interest rates caused increases in the fair market value of the fixed-rate mortgage-backed securities sold. The larger volume of sales and larger gain reported for 2003, when compared with the gain reported for 2004, resulted from the enhanced opportunities to realize gains on sales due to the declining interest rate environment experienced during 2003. The overall decrease in long-term interest rates during 2004 has increased the overall unrealized gain on our available for sale securities. We may continue to realize gains on the sale of securities if given the opportunity to sell these assets in a favorable interest rate environment and reinvest the proceeds at an equivalent yield.

During the first nine months of 2004, we continued to grow our balance sheet consistent with our traditional thrift business model and the growth initiatives we have employed during recent periods. Our balance sheet growth, primarily due to increases in residential first mortgage loans and callable government-sponsored agency securities classified as held to maturity, was funded principally by customer deposits and borrowed funds. The growth in our core investment of residential first mortgage loans was due to our continued strong levels of loan purchases. The growth in customer deposits was primarily due to the continued success of our interest-bearing High Value Checking account. Borrowed funds were increased to meet the goals of our growth initiatives and to take advantage of the still

Hudson City Bancorp, Inc.
Form 10-Q

historically low interest rate environment. Our ability to grow our business with relatively low cost interest-bearing liabilities resulted in the increase in our net interest income during the three- and nine-month periods ended September 30, 2004.

We expect to continue to grow our assets primarily through the origination and purchase of mortgage loans, while purchasing investment and mortgage-backed securities as a supplement to our mortgage loans. The primary funding for our asset growth is expected to come from customer deposits, using borrowed funds to supplement our deposit initiatives as a means to extend the maturity of our liabilities. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices. We have opened three additional branch offices in New Jersey and our first branch in Suffolk County, NY during 2004. We have plans to open an additional two branch offices in New Jersey and four additional branch offices in Suffolk County. We also plan to expand our branch network, on a de novo basis, into Staten Island, NY in the first half of 2005. We will continue to explore branch expansion opportunities in market areas that present significant opportunities for our traditional thrift business model. Although new branching activity results in additional expenses, overall we continue to maintain a low level of operating expenses.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

During the first nine months of 2004, our total assets increased $2.29 billion, or 13.4%, to $19.32 billion at September 30, 2004 from $17.03 billion at December 31, 2003. Loans increased $1.96 billion, or 22.3%, to $10.76 billion at September 30, 2004 from $8.80 billion at December 31, 2003. The increase in loans reflected an increase in our loan purchase activity as well as our continued focus on the origination of one- to four-family first mortgage loans. For the first nine months of 2004, we purchased first mortgage loans of $2.36 billion and originated first mortgage loans of $1.11 billion, compared with purchases of $1.79 billion and originations of $1.77 billion for the first nine months of 2003. The larger volume of purchased mortgage loans in the first nine months 2004, coupled with the significant decline in loan prepayment activity during the period, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available. The lower volume of origination activity was primarily due to a decline in refinancing activity.

These first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans and were primarily fixed-rate loans. At September 30, 2004, fixed-rate mortgage loans accounted for 92.5% of our first mortgage loan portfolio compared with 90.9% at December 31, 2003. This percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice, while our interest-bearing deposits and callable borrowed funds would reprice, from time to time, to the higher market interest rates.

During the first nine months of 2004, $120.7 million of our loan originations were the result of refinancing of our existing mortgage loans compared with $419.3 million during the first nine months of 2003. The dollar amount of refinancing of existing mortgage loans was included in total loan originations. We allow certain customers to modify, for a fee, their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to low long-term interest rates. In general, all terms and conditions of the existing mortgage loan remain the same except the adjustment of the interest rate to the currently offered fixed-rate product with a similar term to maturity or to a

Hudson City Bancorp, Inc.
Form 10-Q

reduced term at the request of the borrower. Modifications of our existing mortgage loans during the first nine months of 2004 were approximately $200.5 million compared with $1.43 billion during the first nine months of 2003. These loan modifications were not reflected in loan origination totals. We feel loan refinancing and modification activity are inversely related to the level of interest rates. The decrease in the refinancing and modification activity, when comparing the 2004 activity to the 2003 activity, was due to the stabilization of long-term interest rates. If long-term rates increase or remain relatively stable, we expect the amount of loan refinancings and modifications to remain at the 2004 levels or decrease.

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

Investment securities held to maturity increased to $1.17 billion at September 30, 2004 from $1.4 million at December 31, 2003. During 2004, we began to classify certain of our government-sponsored agency security purchases as held to maturity. This increase in investment securities held to maturity reflected in part the reinvestment of the cash flows from the decrease of $518.2 million of investment securities available for sale during the low interest rate environment of the first nine months of 2004. The increase also represented a strategy to shorten the overall final maturity of our interest-earning assets, while continuing to grow our balance sheet, by investing a portion of the cash flows from our mortgage-related assets into investment securities. Of the agency securities purchased and classified as held to maturity, $546.6 million have step-up features, where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. The initial rate for the securities purchased was higher than interest rates on similar agency securities offered at the time of purchase without the step-up feature. The rate increases are at least one percent per adjustment and are fixed over the life of the security.

Overall, the aggregate balance of the mortgage-backed securities portfolio remained relatively stable at $5.22 billion at September 30, 2004 compared with $5.42 billion at December 31, 2003. Payments received on mortgage-backed securities were primarily reinvested into fixed-rate mortgage-backed securities at the prevailing market interest rates. Accrued interest receivable increased $15.5 million, primarily due to increased balances in loans and investments.

Total liabilities increased $2.27 billion, or 14.5%, to $17.97 billion at September 30, 2004 compared with $15.70 billion at December 31, 2003. Total deposits increased $741.9 million, or 7.1%, to $11.20 billion at September 30, 2004 from $10.45 billion at December 31, 2003. The increase in total deposits was primarily used to fund our growth initiatives. Interest-bearing deposits increased $722.2 million primarily due to an increase of $1.10 billion in our interest-bearing High Value Checking account product, partially offset by a $321.0 million decrease in time deposits. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our interest-bearing High Value Checking account product. The balance in the High Value Checking account at September 30, 2004 was $3.81 billion compared with $2.71 billion at December 31, 2003.

Hudson City Bancorp, Inc.
Form 10-Q

Borrowed funds increased $1.50 billion, or 29.1%, to $6.65 billion at September 30, 2004 from $5.15 billion at December 31, 2003. The additional borrowed funds were primarily used to fund our asset growth. Borrowed funds were comprised of $4.80 billion of securities sold under agreements to repurchase and $1.85 billion of FHLB advances. The $3.05 billion in new borrowings, which had initial call dates of predominately two to four years from the date of borrowing, were partially offset by calls and maturities of borrowed funds in an aggregate amount of $1.55 billion.

Total stockholders’ equity increased $26.7 million, or 2.0%, to $1.36 billion at September 30, 2004 from $1.33 billion at December 31, 2003. The increase in stockholders’ equity was primarily due to net income of $176.7 million for the first nine months of 2004, a $5.3 million increase due to the exercise of 741,884 stock options, a $20.3 million permanent tax benefit due to the exercise of stock options and the vesting of employee stock benefit plans, and a $14.7 million increase due to the commitment of shares for our employee stock benefit plans. The increase in stockholders equity also reflected a $7.6 million increase in accumulated other comprehensive income, primarily due to an increase in the fair market value of our fixed-rate available for sale investment portfolio, reflecting decreases in longer term interest rates during the third quarter of 2004.

These increases to stockholders equity were partially offset by repurchases of 4,565,200 shares of our common stock at an aggregate cost of $160.7 million, purchases of 200,000 shares of common stock for our recognition and retention plan at an aggregate cost of $7.3 million and cash dividends declared and paid to common stockholders of $29.8 million. As of September 30, 2004 there remained 3,101,221 shares authorized to be purchased under our current stock repurchase program. The amount of the cash dividend paid to common stockholders reflected the waiver of receipt of the dividend by Hudson City, MHC, the majority stockholder of Hudson City Bancorp.

At September 30, 2004, the ratio of total stockholders’ equity to total assets was 7.02% compared with 7.80% at December 31, 2003. For the nine-month period ended September 30, 2004, the ratio of average stockholders’ equity to average assets was 7.37% compared with 8.73% for the year ended December 31, 2003. The decrease in these ratios was primarily due to our capital management strategy of planned asset growth, and a slower percentage growth in stockholders’ equity as compared to the percentage growth in assets, due to payment of cash dividends and stock repurchases. Stockholders’ equity per common share was $7.61 at September 30, 2004 compared with $7.33 at December 31, 2003.

Average Balance Sheets for the Three and Nine Months Ended September 30, 2004 and 2003

The tables on the following pages present certain information regarding Hudson City Bancorp’s financial condition and net interest income for the three- and nine-month periods ended September 30, 2004 and 2003. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Three Months Ended September 30,
	2004				2003
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
	(Unaudited)
Assets:
Interest-earning assets:
First mortgage loans, net (1)	$10,053,014	138,421	5.51%		$6,735,892	96,950	5.76%
Consumer and other loans	148,268	2,213	5.97		130,102	2,084	6.41
Federal funds sold	103,830	359	1.38		220,115	519	0.94
Mortgage-backed securities at amortized cost	5,324,117	59,949	4.50		6,071,404	64,411	4.24
Federal Home Loan Bank of New York stock	144,511	858	2.37		163,777	340	0.83
Investment securities at amortized cost	2,874,795	32,461	4.52		2,035,486	22,381	4.40

Total interest-earning assets	18,648,535	234,261	5.02		15,356,776	186,685	4.86

Noninterest-earning assets	295,252				356,828

Total Assets	$18,943,787				$15,713,604

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$948,515	2,366	0.99		$937,147	2,353	1.00
Interest-bearing demand accounts	3,790,740	21,010	2.20		2,198,166	11,536	2.08
Money market accounts	585,848	1,408	0.96		624,892	1,498	0.95
Time deposits	5,399,202	29,469	2.17		5,923,580	35,057	2.35

Total interest-bearing deposits	10,724,305	54,253	2.01		9,683,785	50,444	2.07
Borrowed funds	6,359,782	56,040	3.51		4,121,739	41,552	4.00

Total interest-bearing liabilities	17,084,087	110,293	2.57		13,805,524	91,996	2.64

Noninterest-bearing liabilities:
Noninterest-bearing deposits	427,877				433,480
Other noninterest-bearing liabilities	124,862				110,725

Total noninterest-bearing liabilities	552,739				544,205

Total liabilities	17,636,826				14,349,729
Stockholders’ equity	1,306,961				1,363,875

Total Liabilities and Stockholders’ Equity	$18,943,787				$15,713,604

Net interest income/net interest rate spread (2)		$123,968	2.45%			$94,689	2.22%

Net interest-earning assets/net interest margin (3)	$1,564,488		2.67%		$1,551,252		2.49%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.11	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Nine Months Ended September 30,
	2004				2003
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
	(Unaudited)
Assets:
Interest-earning assets:
First mortgage loans, net (1)	$9,421,679	389,400	5.51%		$6,706,822	304,477	6.05%
Consumer and other loans	140,897	6,345	6.00		127,423	6,296	6.59
Federal funds sold	122,842	970	1.06		199,275	1,602	1.07
Mortgage-backed securities at amortized cost	5,455,954	182,564	4.46		6,063,186	206,233	4.54
Federal Home Loan Bank of New York stock	153,533	2,250	1.95		153,315	4,399	3.83
Investment securities at amortized cost	2,586,558	86,550	4.46		1,552,987	54,870	4.71

Total interest-earning assets	17,881,463	668,079	4.98		14,803,008	577,877	5.21

Noninterest-earning assets	331,634				331,895

Total Assets	$18,213,097				$15,134,903

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$947,351	7,042	0.99		$923,054	8,331	1.21
Interest-bearing demand accounts	3,392,201	54,486	2.15		1,756,908	29,745	2.26
Money market accounts	601,600	4,308	0.96		623,853	5,360	1.15
Time deposits	5,537,205	89,617	2.16		6,047,703	116,368	2.57

Total interest-bearing deposits	10,478,357	155,453	1.98		9,351,518	159,804	2.28
Borrowed funds	5,853,544	154,159	3.52		3,912,729	122,738	4.19

Total interest-bearing liabilities	16,331,901	309,612	2.53		13,264,247	282,542	2.85

Noninterest-bearing liabilities:
Noninterest-bearing deposits	416,808				409,759
Other noninterest-bearing liabilities	122,459				113,179

Total noninterest-bearing liabilities	539,267				522,938

Total liabilities	16,871,168				13,787,185
Stockholders’ equity	1,341,929				1,347,718

Total Liabilities and Stockholders’ Equity	$18,213,097				$15,134,903

Net interest income/net interest rate spread (2)		$358,467	2.45%			$295,335	2.36%

Net interest-earning assets/net interest margin (3)	$1,549,562		2.67%		$1,538,761		2.65%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.12	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

Hudson City Bancorp, Inc.
Form 10-Q

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

General. Net income was $62.0 million for the three months ended September 30, 2004, an increase of $11.7 million, or 23.3%, compared with net income of $50.3 million for the three months ended September 30, 2003. Basic and diluted earnings per common share were $0.35 and $0.34 for the third quarter of 2004 compared with basic and diluted earnings per share of $0.28 and $0.27, respectively, for the third quarter of 2003. For the third quarter of 2004 our return on average stockholders’ equity was 18.98% compared with 14.74% for the third quarter of 2003. The increase in the return on average stockholders’ equity was primarily due to the growth of our net income and a lower percentage growth in stockholders’ equity due to payment of cash dividends and stock repurchases. Our return on average assets for the three-month period ended September 30, 2004 was 1.31% compared with 1.28% for the three-month period ended September 30, 2003. The increase in the return on average assets was primarily due to our increase in net income for the third quarter of 2004 compared to the third quarter of 2003.

Interest and Dividend Income. Total interest and dividend income increased $47.6 million, or 25.5%, to $234.3 million for the quarter ended September 30, 2004 compared with $186.7 million for the quarter ended September 30, 2003. The increase in total interest and dividend income was primarily due to a $3.29 billion, or 21.4%, increase in the average balance of total interest-earning assets to $18.65 billion for the third quarter of 2004 compared with $15.36 billion for the third quarter of 2003. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods. The increase in interest and dividend income was also the result of a 16 basis point increase in the annualized average yield on total interest-earning assets to 5.02% for the third quarter of 2004 from 4.86% for the third quarter of 2003, primarily reflecting yield increases in mortgage-backed securities and investment securities.

The $41.4 million increase in interest and fee income on first mortgage loans was primarily due to a $3.31 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on our core investment in first mortgage loans, primarily through purchases, at a time when prepayments outpaced origination activity. The increase in mortgage loan income due to the increase in the average balance was partially offset by a 25 basis point decrease in the annualized average yield, which reflected the large volume of loan origination and purchase activity during the low long-term interest rate environment of 2003 and the first nine months of 2004.

The $10.1 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of investment securities of $839.3 million, which reflected the investment of certain of the cash flows from the high level of prepayment activity on our mortgage-related assets in 2003 and 2004 into investment securities, and the decision to shorten the overall weighted-average life of our assets by investing in callable securities with initial call dates of three months to one year and final maturity dates of five to seven years. The increase in income on total investment securities was also due to a 12 basis point increase in the annualized average yield on our investment securities, due to the purchase of agency step-up bonds, which have higher interest rates than similar agency securities.

The $4.5 million decrease in interest income on total mortgage-backed securities was due to a $747.3 million decrease in the average balance of total mortgage-backed securities, which reflected the high volume of prepayment activity, the sales of mortgage-backed securities, and the subsequent investment of certain of the cash flows into investment securities. The impact on mortgage-backed securities income due to the decline of the average balance was partially offset by the slowing of the premium amortization,

Hudson City Bancorp, Inc.
Form 10-Q

due to the decline in prepayment activity, which resulted in a 26 basis point increase in the annualized average yield on our mortgage-backed securities.

Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $18.3 million, or 19.9%, to $110.3 million for the quarter ended September 30, 2004 from $92.0 million for the quarter ended September 30, 2003. This increase was primarily due to a $3.27 billion, or 23.7%, increase in the average balance of total interest-bearing liabilities to $17.08 billion for the third quarter of 2004 compared with $13.81 billion for the third quarter of 2003. The impact of the increase in the average balance of total interest-bearing liabilities was offset, in part, by a 7 basis point decrease in the annualized average cost of total interest-bearing liabilities to 2.57% for the three-month period ended September 30, 2004 from 2.64% for the corresponding period in 2003.

Interest expense on borrowed funds increased $14.4 million primarily due to a $2.24 billion increase in the average balance of borrowed funds, the impact of which was partially offset by a 49 basis point decrease in the annualized average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth. The decrease in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the relatively low interest rate environment that existed during 2003 and overall during 2004.

Interest expense on interest-bearing deposits increased $3.9 million primarily due to an increase in the average balance of interest-bearing deposits of $1.04 billion, the impact of which was partially offset by a 6 basis point decrease in the annualized average cost to 2.01%. The decrease in the annualized average cost of interest-bearing deposits primarily reflected an 18 basis point decrease in the annualized average cost of our time deposits, due to the relatively low interest rate environment experienced during 2003 and overall during 2004. The 12 basis point increase in the annualized average cost of interest-bearing demand deposits reflected the short-term interest rate increase during 2004.

The increase in the average balance of interest-bearing deposits, primarily used to fund asset growth, reflected a $1.59 billion increase in the average balance of interest-bearing demand accounts due to the growth in our High Value Checking account product. We believe the increase in the average balance of interest-bearing deposits was primarily due to our consistent offering of competitive rates on our High Value Checking account product. Although we believe our time deposit rates are competitive, we believe the $524.4 million decrease in the average balance of time deposits was due in part to transfers to our High Value Checking account. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay competitive rates and by opening new branch offices, while supplementing the deposit growth with borrowed funds.

Net Interest Income. Net interest income increased $29.3 million, or 30.9%, to $124.0 million for the quarter ended September 30, 2004 compared with $94.7 million for the quarter ended September 30, 2003. This increase primarily reflected our growth initiatives that resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, the difference between the annualized average yield on total interest-earning assets and the annualized average cost of total interest-bearing liabilities, increased 23 basis points to 2.45% for the third quarter of 2004 from 2.22% for the corresponding period in 2003. Our net interest margin, determined by dividing the annualized net interest income by average total interest-earning assets, increased 18 basis points to 2.67% for the three-month period ended September 30, 2004 from 2.49% for the three-month period ended September 30, 2003.

Hudson City Bancorp, Inc.
Form 10-Q

The increases in these ratios primarily reflected the increase in the annualized yield on total interest-earning assets, primarily due to the decrease in the amortization of the net premium on our mortgage-related assets, due to the decline in prepayment activity on these assets. The increases in these ratios also reflected the decrease in the annualized cost of total interest-bearing liabilities, primarily due to the growth of our total interest-bearing liabilities in the low interest rate environment of 2003 and overall during 2004. The lesser increase in the net interest margin, when compared to the increase in the net interest rate spread, was due to the use of funds to purchase treasury stock, which otherwise could have been invested in interest-earning assets.

It is anticipated that overall market interest rates will increase in future periods, and that the short-term interest rates may increase faster than the long-term interest rates, thus flattening the yield curve, as was experienced in the third quarter of 2004. If this continues to occur, the resulting interest rate environment is likely to have a negative impact on our net interest income, net interest rate spread and net interest margin, as our interest-bearing liabilities generally price off short-term interest rates, while our interest-earning assets generally price off long-term interest rates and the spread between the rates we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities will decrease.

Provision for Loan Losses. Our provision for loan losses for the quarters ended September 30, 2004 and 2003 was $225,000. Net charge-offs during the first nine months of 2004 were $12,000 compared with net charges-offs of $77,000 during the first nine months of 2003. The allowance for loan losses increased $663,000 to $27.2 million at September 30, 2004 from $26.5 million at December 31, 2003. The increase in the allowance for loan losses, through the provision for loan losses, reflected the overall growth of the loan portfolio, increases in non-performing loans and low levels of charge-offs.

Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $3.0 million to $23.3 million at September 30, 2004 from $20.3 million at December 31, 2003, reflecting increases in our non-performing purchased loan portfolio. The ratio of non-performing loans to total loans was 0.22% at September 30, 2004 compared with 0.23% at December 31, 2003. The ratio of the allowance for loan losses to non-performing loans was 116.62% at September 30, 2004 compared with 131.09% at December 31, 2003. The ratio of the allowance for loan losses to total loans was 0.25% at September 30, 2004 compared with 0.30% at December 31, 2003.

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

Non-Interest Income. Total non-interest income decreased $4.5 million to $4.9 million for the quarter ended September 30, 2004 from $9.4 million for the quarter ended September 30, 2003. The decrease in non-interest income primarily reflected a $4.3 million decrease in gains on securities transactions, net to $3.5 million for the third quarter of 2004 from $7.8 million for the third quarter of 2003 primarily due to decreases in sales of mortgage-backed securities. The $3.5 million gain on securities transactions during the third quarter of 2004 resulted from an opportunity to realize gains from the sale of certain available for sale mortgage-backed securities. The historically low interest rate environment enabled us to realize these gains on the sales of securities, as the lower rates increased the fair value of the fixed-rate securities sold. The higher amount of gains in 2003 resulted from the enhanced opportunities to realize gains due to a declining rate environment. The total cash flow from the sales of these securities was $154.3 million.

Hudson City Bancorp, Inc.
Form 10-Q

Non-Interest Expense. Total non-interest expense increased $3.3 million, or 12.9%, to $28.9 million for the quarter ended September 30, 2004 from $25.6 million for the quarter ended September 30, 2003. The increase was primarily due to an increase of $2.3 million in compensation and employee benefits reflecting routine salary increases and staff increases due to our overall growth and branch expansion.

Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income was 22.42% for the third quarter of 2004 compared with 24.60% for the third quarter of 2003. Our ratio of annualized non-interest expense to average total assets for the third quarter of 2004 was 0.61% compared with 0.65% for the third quarter of 2003. The decrease in these ratios reflected our efforts to control costs, notwithstanding the actual increase in non-interest expense, as our average assets grew in excess of 20.0% when comparing the third quarter of 2004 to the same period in 2003.

Income Taxes. Income tax expense increased $9.7 million, or 34.6%, to $37.7 million for the quarter ended September 30, 2004 from $28.0 million for the quarter ended September 30, 2003, primarily due to the 27.5% increase in income before income tax expense. Our effective tax rate increased for the third quarter of 2004 to 37.83% from 35.79% for the third quarter of 2003, primarily due to the expense of the employee stock ownership plan, which is not fully deductible for income tax purposes.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

General. Net income was $176.7 million for the nine months ended September 30, 2004, an increase of $21.7 million, or 14.0%, compared with net income of $155.0 million for the nine months ended September 30, 2003. Basic and diluted earnings per common share were $0.98 and $0.95, respectively, for the first nine months of 2004 compared with basic and diluted earnings per share of $0.85 and $0.83, respectively, for the first nine months of 2003. For the nine months ended September 30, 2004 our return on average stockholders’ equity was 17.55% compared with 15.34% for the corresponding period of 2003. The increase in the return on average stockholders’ equity was primarily due to the growth of our net income and a decline in stockholders’ equity due to payment of cash dividends and stock repurchases. Our return on average assets for the nine-month period ended September 30, 2004 was 1.29% compared with 1.37% for the nine-month period ended September 30, 2003. The decrease in the return on average assets was primarily due to our overall balance sheet growth in the low interest rate environment of 2003 and the first nine months of 2004.

Interest and Dividend Income. Total interest and dividend income increased $90.2 million, or 15.6%, to $668.1 million for the nine-month period ended September 30, 2004 compared with $577.9 million for the nine-month period ended September 30, 2003. The increase in total interest and dividend income was primarily due to a $3.08 billion, or 20.8%, increase in the average balance of total interest-earning assets to $17.88 billion for the first nine months of 2004 compared with $14.80 billion for the first nine months of 2003. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods. The impact on interest and dividend income from the increase in the average balance of our total interest-earning assets was partially off-set by a 23 basis point decrease in the annualized average yield on total interest-earning assets to 4.98% for the nine-month period ended September 30, 2004 from 5.21% for the nine-month period ended September 30, 2003, primarily reflecting the growth of our interest-earning assets during the low interest rate environment of 2003 and the first nine months of 2004.

Hudson City Bancorp, Inc.
Form 10-Q

The $84.9 million increase in interest and fee income on first mortgage loans was primarily due to a $2.71 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on our core investment in first mortgage loans, primarily through purchases, at a time when prepayments outpaced origination activity. The increase in mortgage loan income due to the increase in the average balance was partially offset by a 54 basis point decrease in the annualized average yield, which reflected the large volume of loan origination and purchase activity during the low long-term interest rate environment of 2003 and the first nine months of 2004.

The $31.7 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of investment securities of $1.04 billion, which reflected the investment of certain of the cash flows from the high level of prepayment activity on our mortgage-related assets in 2003 and 2004 into investment securities, and the decision to shorten the overall weighted-average life of our assets by investing in callable securities with initial call dates of three months to one year and final maturity dates of five to seven years. The increase in income on total investment securities due to the increase in the average balance was partially offset by a 25 basis point decrease in the annualized average yield on our investment securities, which reflected the large volume of purchases made during the low interest rate environment of 2003 and the first nine months of 2004.

The $23.6 million decrease in interest income on total mortgage-backed securities was primarily due to a $607.2 million decrease in the average balance of total mortgage-backed securities, which reflected the high volume of prepayment activity, the sales of mortgage-backed securities, and the subsequent investment of certain of the cash flows into investment securities. The decrease in interest income on total mortgage-backed securities also reflected an 8 basis point decrease in the annualized average yield on mortgage-backed securities, due to the reinvestment of certain of the proceeds back into mortgage-backed securities in the low interest rate environment. The impact on mortgage-backed securities income due to the decline in the average balance and annualized weighted average yield was partially offset by the slowing of the premium amortization due to the decline in prepayment activity.

Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $27.1 million, or 9.6%, to $309.6 million for the nine-month period ended September 30, 2004 from $282.5 million for the nine-month period ended September 30, 2003. This increase was primarily due to a $3.07 billion, or 23.2%, increase in the average balance of total interest-bearing liabilities to $16.33 billion for the first nine months of 2004 compared with $13.26 billion for the first nine months of 2003. The impact of the increase in the average balance of total interest-bearing liabilities was offset, in part, by a 32 basis point decrease in the annualized average cost of total interest-bearing liabilities to 2.53% for the nine-month period ended September 30, 2004 from 2.85% for the corresponding period in 2003.

Interest expense on borrowed funds increased $31.5 million primarily due to a $1.94 billion increase in the average balance of borrowed funds, the impact of which was partially offset by a 67 basis point decrease in the annualized average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth. The decrease in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the low interest rate environment that existed during 2003 and overall during 2004.

Interest expense on interest-bearing deposits decreased $4.3 million primarily due to a 30 basis point decrease in the annualized average cost to 1.98%, the impact of which was partially offset by an increase

Hudson City Bancorp, Inc.
Form 10-Q

in the average balance of interest-bearing deposits of $1.13 billion. The decrease in the annualized average cost of interest-bearing deposits primarily reflected a 41 basis point decrease in the annualized average cost of our time deposits and an 11 basis point decrease in the annualized average cost of interest-bearing demand deposits. These decreases in the annualized average cost of interest-bearing deposits reflected the low interest rate environment experienced during 2003 and the first quarter of 2004.

The increase in the average balance of interest-bearing deposits, primarily used to fund asset growth, reflected a $1.63 billion increase in the average balance of interest-bearing demand accounts due to the growth in our High Value Checking account product. We believe the increase in the average balance of interest-bearing deposits was primarily due to our consistent offering of competitive rates on our High Value Checking account product. Although we believe our time deposit rates are competitive, we believe the $510.5 million decrease in the average balance of time deposits was due in part to transfers to our High Value Checking account. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay competitive rates and by opening new branch offices, while supplementing the deposit growth with borrowed funds.

Net Interest Income. Net interest income increased $63.2 million, or 21.4%, to $358.5 million for the nine-month period ended September 30, 2004 compared with $295.3 million for the nine-month period ended September 30, 2003. This increase primarily reflected our growth initiatives, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread increased 9 basis points to 2.45% for the first nine months of 2004 from 2.36% for the corresponding period in 2003. Our net interest margin increased 2 basis points to 2.67% for the nine-month period ended September 30, 2004 from 2.65% for the nine-month period ended September 30, 2003. The increases in these ratios reflected the larger decrease in the annualized cost on total interest-bearing liabilities compared with the decrease in the annualized yield of total interest-earning assets primarily due to the decreased prepayment activity on our mortgage-related assets, and the resulting decrease in the amortization of the net premium on these assets.

Provision for Loan Losses. Our provision for loan losses for the nine-month periods ended September 30, 2004 and 2003 was $675,000.

Non-Interest Income. Total non-interest income decreased $12.4 million to $12.4 million for the nine-month period ended September 30, 2004 from $24.8 million for the nine-month period ended September 30, 2003. The decrease in non-interest income primarily reflected a $11.9 million decrease in gains on securities transactions, net to $8.6 million for the first nine months of 2004 from $20.5 million for the first nine months of 2003 primarily due to decreases in sales of mortgage-backed securities. The $8.6 million gain on securities transactions during the first nine months of 2004 resulted from an opportunity to realize gains from the sale of certain available for sale mortgage-backed securities prior to interest rate changes, such as seen in the second quarter of 2004, which would have had an adverse impact on their fair market value. The historically low interest rate environment enabled us to realize these gains on the sales of securities, as the lower rates increased the fair value of the fixed-rate securities sold. The gains in 2003 resulted from the enhanced opportunities to realize gains due to the declining interest rate environment. The total cash flow from the sales of these securities during the first nine months of 2004 was $380.9 million.

Non-Interest Expense. Total non-interest expense increased $11.1 million, or 14.6%, to $87.1 million for the nine-month period ended September 30, 2004 from $76.0 million for the nine-month period ended

Hudson City Bancorp, Inc.
Form 10-Q

September 30, 2003. The increase was primarily due to an increase of $8.6 million in compensation and employee benefits reflecting routine salary increases, staff increases due to our overall growth and branch expansion, and increases in stock-related compensation expense. Of the $8.6 million increase in compensation and employee benefits, $4.5 million was due to increases in the expense of our employee stock benefit plans, due to increases in the market price of our common stock.

Our efficiency ratio was 23.49% for the first nine months of 2004 compared with 23.75% for the first nine months of 2003. Our ratio of annualized non-interest expense to average total assets for the first nine months of 2004 was 0.64% compared with 0.67% for the first nine months of 2003. The relative stability of these ratios reflected our efforts to control costs, notwithstanding the actual increase in non-interest expense, as our average assets grew in excess of 20.0% when comparing the first nine months of 2004 to the same period in 2003.

Income Taxes. Income tax expense increased $18.0 million, or 20.4%, to $106.4 million for the nine-month period ended September 30, 2004 from $88.4 million for the nine-month period ended September 30, 2003, primarily due to the 16.3% increase in income before income tax expense. Our effective tax rate increased for the first nine months of 2004 to 37.60% from 36.33% for the first nine months of 2003, primarily due to the expense of the employee stock ownership plan, which is not fully deductible for income tax purposes.

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

Principal repayments on loans were $1.58 billion during the nine-month period ended September 30, 2004 compared with $3.15 billion for the nine-month period ended September 30, 2003. Principal payments received on mortgage-backed securities totaled $1.42 billion during the first nine months of 2004 compared with $3.31 billion during the first nine months of 2003. The decrease in payments on loans and mortgage-backed securities reflected the high levels of prepayment activity in 2003, due to the declining interest rate environment. Maturities and calls of investment securities totaled $1.16 billion during the nine-month period ended September 30, 2004 compared with maturities and calls of $1.25 billion during the corresponding period in 2003.

Hudson City Bancorp, Inc.
Form 10-Q

Total deposits increased $741.9 million during the nine-month period ended September 30, 2004 compared with an increase of $1.11 billion during the nine-month period ended September 30, 2003. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our interest-bearing High Value Checking account. Time deposit accounts scheduled to mature within one year were $3.93 billion at September 30, 2004. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to our High Value Checking account product. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis.

For the nine-month period ended September 30, 2004 we borrowed $3.05 billion compared with new borrowings of $850.0 million for the nine-month period ended September 30, 2003. Principal payments on borrowed funds during the first nine months of 2004 were $1.55 billion compared with $250.0 million for the corresponding period in 2003. The increase in principal payments reflected the increase in calls and maturities on borrowed funds during this increasing interest rate environment and the use of borrowed funds with maturities of less than one year. The increase in new borrowings reflected the increase in call activity on borrowed funds and our growth initiatives. The funds borrowed during 2004 had initial call dates of one month to four years from the date of borrowing and final maturities of one month to ten years. At September 30, 2004, there were $200.0 million of borrowed funds scheduled to mature within one year, and an additional $1.20 billion of borrowed funds with the potential to be called within one year. We anticipate we will have sufficient resources to meet either funding commitment by borrowing new funds at the prevailing market interest rate, or paying-off the borrowed funds, as they mature or are called.

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $1.18 billion during the nine-month period ended September 30, 2004 compared with $1.86 billion during the nine-month period ended September 30, 2003. The decrease in originations reflected the high volume of refinancing and prepayment activity in 2003 due to the declining interest rate environment. During the first nine months of 2004 we purchased total loans of $2.36 billion compared with $1.79 billion during the first nine months of 2003. The larger volume of purchased mortgage loans in the first nine months of 2004, when compared to originated loans, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. The increase in loan purchases also reflected the asset growth strategies we have employed during recent periods, using customer deposits and borrowed funds as our funding sources. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.

Purchases of mortgage-backed securities during the nine-month period ended September 30, 2004 were $1.59 billion compared with $4.01 billion during the nine-month period ended September 30, 2003. The decrease in purchases of mortgage-backed securities reflected the decline in the prepayment activity, resulting in a decrease in funds to reinvest, and the shift of security purchases to government-sponsored agency investment securities.

Hudson City Bancorp, Inc.
Form 10-Q

During the nine-month period ended September 30, 2004, we purchased $1.81 billion of investment securities compared with purchases of $2.94 billion during the nine-month period ended September 30, 2003. This decrease in purchases was primarily due to the lower amount of investable cash flows in 2004 caused by lower prepayment activity on our mortgage-related assets. Of the investment securities purchased during 2004, $1.47 billion were classified as held to maturity. Of these securities, $546.6 million have step-up features, where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. The initial rate for the securities purchased was higher than interest rates on similar agency securities offered at the time of purchase without the step-up feature. The rate increases are at least one percent per adjustment and are fixed over the life of the security.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first nine months of 2004, we redeemed $24.9 million of FHLB common stock due to calls of funds borrowed from the FHLB. During the first nine months of 2003, we purchased $30.0 million of FHLB stock. The redemptions made during 2004 brought our total investment in FHLB stock to $140.0 million, the amount we are currently required to hold.

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the nine-month period ended September 30, 2004, we purchased 4,565,200 shares of our common stock at an aggregate cost of $160.7 million compared with purchases of 2,091,400 shares during the nine-month period ended September 30, 2003 at an aggregate cost of $46.4 million. At September 30, 2004, there were 3,101,221 shares remaining to be repurchased under the existing stock repurchase program. During the first nine months of 2004, the trustee of our recognition and retention plan purchased 200,000 shares of common stock for our recognition and retention plan at an aggregate cost of $7.3 million due to awards to employees made during the year.

Cash dividends declared and paid during the first nine months of 2004 were $29.8 million compared with $71.0 million during the first nine months of 2003. In the first quarter of 2004, Hudson City, MHC applied for and was granted approval from the OTS to waive receipt of dividends declared by Hudson City Bancorp during 2004. This dividend waiver will provide additional operating capital and liquidity at Hudson City Bancorp. The decrease in the dividend payment reflected the waiver by Hudson City, MHC. The dividend pay-out ratio using amount per share information, which does not reflect the dividend waiver by Hudson City, MHC, for the first nine months of 2004 was 52.04% compared with 43.53% for the first nine months of 2003. On October 28, 2004, the Board of Directors declared a quarterly cash dividend of nineteen cents ($0.19) per common share. The dividend is payable on December 1, 2004 to stockholders of record at the close of business on November 5, 2004.

At September 30, 2004, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 6.60%, 6.60% and 18.16%, respectively.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During the first nine months of 2004, Hudson City Bancorp received $161.4 million in dividend payments from Hudson City Savings, which amounted to 92.3% of Hudson City Savings’ net income for that period. The primary use of these funds is the payment

Hudson City Bancorp, Inc.
Form 10-Q

of dividends to our shareholders and the repurchase of our common stock. Hudson City Bancorp’s ability to continue these activities is solely dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make.

Off-Balance Sheet Arrangements and Contractual Obligations

Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2004 and did not have any such hedging transactions in place at September 30, 2004.

The following table reports the amounts of contractual obligations for Hudson City as of September 30, 2004.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loans commitments	$152,393	$152,393	$—	$—	$—
Mortgage loan purchases	557,543	557,543	—	—	—
Mortgage-backed security purchases	366,434	366,434	—	—	—
Operating leases	56,354	3,925	8,034	7,529	36,866

Total	$1,132,724	$1,080,295	$8,034	$7,529	$36,866

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity and overdraft lines of credit, which do not have fixed expiration dates, of approximately $82.4 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and securities had a normal period from trade date to settlement date of approximately 60 days. All commitments to purchase loans and securities are expected to settle on a gross basis.

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

Hudson City Bancorp, Inc.
Form 10-Q

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

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. As a result of our lending emphasis, we have a loan concentration in residential first mortgage loans at September 30, 2004, the majority of which are secured by real property located in New Jersey.

Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, we have maintained our provision for loan losses at the current level to primarily address the actual growth in our loan portfolio and the growth in our non-performing loans. We consider it important to maintain the allowance for loan losses at an acceptable level given current economic conditions, interest rates and the composition of our portfolio. The increase in the allowance for loan losses reflected the continued growth in the loan portfolio, the growth in our non-performing loans, the relatively low levels of loan charge-offs, the stability in the real estate market and the resulting stability in our overall loan quality.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the

Hudson City Bancorp, Inc.
Form 10-Q

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

General. As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, the majority of which is located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2004 and did not have any such hedging transactions in place at September 30, 2004. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments.

Hudson City Bancorp, Inc.
Form 10-Q

Interest Rate Risk Analysis. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2003. The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2004. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. We believe the 200 basis point decrease scenario is not meaningful given the prevailing low market interest rate environment and accordingly is not presented in the table.

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
Change in	Dollar	Dollar	Percent	Present	Percent
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)	(Dollars in thousands)
200	$1,543,077	$(872,332)	(36.12)%	8.71%	(29.87)%
100	2,012,351	(403,058)	(16.69)	10.82	(12.88)
50	2,264,307	(151,102)	(6.26)	11.89	(4.27)
0	2,415,409	—	—	12.42	—
(50)	2,367,414	(47,995)	(1.99)	12.04	(3.06)
(100)	2,166,963	(248,446)	(10.29)	10.96	(11.76)

The percent change in the present value of equity in the 200 basis point increase scenario was negative 36.12% at September 30, 2004 compared with negative 34.95% at December 31, 2003. This increase in the negative percent change in the present value of equity, and the overall decrease in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios was primarily due to the extent to which our interest-earning assets are comprised of fixed-rate investment securities, mortgage-backed securities and mortgage loans. At September 30, 2004, fixed-rate interest earning-assets were 88.1% of total interest-earning assets. This percentage of fixed-rate interest-earning assets to total interest-earning assets may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice, while our interest-bearing deposits and callable borrowed funds would reprice, from time to time, to the higher market interest rates. The percent change in the present value of equity in the 100 basis point decrease was negative 10.29% at September 30, 2004 compared with negative 8.26% at December 31, 2003. The increase in this ratio, and the overall decrease in the present value of equity and the percent change in the present value of equity in the decreasing rate scenarios was primarily due to the growth in our borrowed funds with long terms to maturity and the growth in our interest-bearing demand accounts. Our current policy sets a maximum percent change in the present value of equity at 55% from the current, or zero basis point scenario, present value of equity, given an instantaneous and parallel increase or decrease of 200 basis points.

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

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(6.69)%
100	(2.23)
50	(0.66)
0	—
(50)	(2.05)
(100)	(6.93)

GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2004, which we anticipate to reprice or mature in each of the future time periods shown. The decay rates applied to our non-maturity deposits are the same as those reported in our Annual Report on Form 10-K for the year ended December 31, 2003. The prepayment rate applied to our mortgage loans and mortgage-backed securities for the September 30, 2004 analysis was 15% and 20%, respectively, compared with 30% for both used for the December 31, 2003 analysis. The change in the prepayment rate reflected the decrease in the prepayment activity on our mortgage-related assets and the stabilization of long-term interest rates. At September 30, 2004, we have reported no callable bonds at their call date, but have reported $200.0 million of callable borrowings at their call date. The government-sponsored agency securities with step-up features purchased during 2004 are reported at their next interest rate adjustment. We have excluded non-accrual loans of $6,295,000 from the table.

The cumulative one-year gap as a percent of total assets was negative 5.60% at September 30, 2004 compared with positive 2.55% at December 31, 2003. This change in the negative cumulative one-year gap primarily reflected the change in the prepayment rate assumptions used for our mortgage-related assets and the increase in borrowed funds under one year due to anticipated calls. Had the prepayment and call assumptions used at December 31, 2003 been applied to our September 30, 2004 gap analysis, the cumulative one-year gap as a percent of total assets would have been a positive 5.89%.

Hudson City Bancorp, Inc.
Form 10-Q

	At September 30, 2004
		More than	More than	More than	More than
	Six months	six months	one year	two years	three years	More than
	or less	months to one year	to two years	to three years	to five years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$841,608	$849,628	$1,346,992	$1,153,654	$1,249,597	$5,159,435	$10,600,914
Consumer and other loans	28,470	320	1,421	2,266	16,523	104,142	153,142
Federal funds sold	23,900	—	—	—	—	—	23,900
Mortgage-backed securities	776,889	857,072	716,987	574,012	474,757	1,817,803	5,217,520
FHLB stock	140,000	—	—	—	—	—	140,000
Investment securities	10,332	65	—	62	1,037,490	1,848,649	2,896,598

Total interest-earning assets	1,821,199	1,707,085	2,065,400	1,729,994	2,778,367	8,930,029	19,032,074

Interest-bearing liabilities:
Savings accounts	23,795	28,797	46,642	46,642	93,283	699,625	938,784
Interest-bearing demand accounts	97,681	97,681	390,725	390,725	781,450	2,148,989	3,907,251
Money market accounts	14,388	14,388	57,550	57,550	115,101	316,528	575,505
Time deposits	2,718,688	1,215,587	891,449	242,178	290,063	—	5,357,965
Borrowed funds	200,000	200,000	—	—	—	6,250,000	6,650,000

Total interest-bearing liabilities	3,054,552	1,556,453	1,386,366	737,095	1,279,897	9,415,142	17,429,505

Interest rate sensitivity gap	$(1,233,353)	$150,632	$679,034	$992,899	$1,498,470	$(485,113)	$1,602,569

Cumulative interest rate sensitivity Gap	$(1,233,353)	$(1,082,721)	$(403,687)	$589,212	$2,087,682	$1,602,569

Cumulative interest rate sensitivity gap as a percent of total assets	(6.38)%	(5.60)%	(2.09)%	3.05%	10.81%	8.29%
Cumulative interest-earning assets as a percent of interest-bearing liabilities	59.62%	76.52%	93.27%	108.75%	126.05%	109.19%

Hudson City Bancorp, Inc.
Form 10-Q

Item 4. — Controls and Procedures

Ronald E. Hermance, Jr., our President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based upon their evaluation, they each found that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the third quarter of 2004 and the stock repurchase plans approved by our Board of Directors.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total		Part of Publicly	Be Purchased Under
	Number of Shares	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased (3)	per Share	Programs	Programs (1) (2)
July 1-July 31, 2004	139,000	$34.11	139,000	4,268,421
August 1-August 31, 2004	797,200	34.30	797,200	3,471,221
September 1-September 30, 2004	370,000	35.42	370,000	3,101,221

Total	1,306,200	34.60	1,306,200

(1)	On March 20, 2003, Hudson City Bancorp announced the adoption of its fifth Stock Repurchase Program, which authorized the purchase of up to 9,525,000 shares of common stock. This program has no expiration date and has 3,101,221 shares yet to be purchased as of September 30, 2004.

(2)	No repurchase plan or program has expired or been terminated during the quarter.

(3)	Amounts do not reflect purchases of common stock by the trustee of the recognition and retention plan.

Hudson City Bancorp, Inc.
Form 10-Q

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended September 30, 2004 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

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

Hudson City Bancorp, Inc.

Date: November 5, 2004	By:	/s/ Ronald E. Hermance, Jr.

Ronald E. Hermance, Jr.
President and Chief Executive Officer (principal executive officer)

Date: November 5, 2004	By:	/s/ Denis J. Salamone

Denis J. Salamone
Senior Executive Vice President and
Chief Operating Officer (principal financial and accounting officer)