Form 10-K
period 2004-12-31
HUDSON CITY BANCORP INC
filed 2005-02-25
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:  December 31, 2004

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

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

Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑     No ☐

     As of February 4, 2005, the registrant had 231,276,600 shares of common stock, $0.01 par value, issued and 186,391,293 shares outstanding. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant’s mutual holding company, and 63,814,693 shares were held by the public and directors, officers and employees of the registrant. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was $1,655,253,000. This figure was based on the closing price by the NASDAQ National Market for a share of the registrant’s common stock, which was $33.44 as reported in the Wall Street Journal on July 1, 2004.

     Documents Incorporated by Reference: Portions of the definitive Proxy Statement dated February 25, 2005 in connection with the Annual Meeting of Stockholders to be held on May 27, 2005 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission no later than April 30, 2005, are incorporated by reference into Part III.

Hudson City Bancorp, Inc.
2004 Annual Report on Form 10-K

Page
PART I
Item 1 Business	4
Item 2 Properties	48
Item 3 Legal Proceedings	48
Item 4 Submission of Matters to a Vote of Security Holders	48

PART II
Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item 6 Selected Financial Data	51
Item 7 Management’s Discussion and Analysis of Financial Condition and Results Of Operations	53
Item 7a Quantitative and Qualitative Disclosures About Market Risk	83
Item 8 Financial Statements and Supplementary Data	84
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	124
Item 9a Controls and Procedures	124
Item 9b Other Information	125

PART III
Item 10 Directors and Executive Officers of the Registrant	126
Item 11 Executive Compensation	126
Item 12 Security Ownership of Certain Beneficial Owners and Management	126
Item 13 Certain Relationships and Related Transactions	126
Item 14 Principal Accounting Fees and Services	127

PART IV
Item 15 Exhibits, Financial Statement Schedules	128

SIGNATURES	130
EMPLOYEE STOCK OWNERSHIP PLAN
PROFIT INCENTIVE BONUS PLAN
EMPLOYMENT AGREEMENT
EMPLOYMENT AGREEMENT
FORM OF TWO-YEAR CHANGE IN CONTROL AGREEMENT
ESOP RESTORATION PLAN
POST RETIRE DEATH BENEFIT FOR SENIOR OFFICERS
POST RETIRE DEATH BENEFIT FOR SENIOR OFFICERS
POST RETIRE DEATH BENEFIT FOR SENIOR OFFICERS
POST RETIRE DEATH BENEFIT FOR SENIOR OFFICERS
POST RETIRE DEATH BENEFIT FOR SENIOR OFFICERS
STATEMENT RE: COMPUTATION OF PER SHARE EARINGS
SUBSIDIARIES
CONSENT OF KPMG LLP
CERTIFICATION
CERTIFICATION
CERTIFICATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among the financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	applicable technological changes may be more difficult or expensive than when anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate.

Any or all of our forward-looking statements in this prospectus and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. We do not intend to update any of the forward-looking statements after the date of this prospectus or to conform these statements to actual events.

As used in this Form 10-K, unless we specify otherwise, “Hudson City Bancorp,” “our company,” “we,” “us,” and “our” refer to Hudson City Bancorp, Inc., a Delaware corporation. “Hudson City Savings” refers to Hudson City Savings Bank, a federal stock savings bank and the wholly-owned subsidiary of Hudson City Bancorp. “Hudson City, MHC” refers to Hudson City, MHC, a New Jersey mutual holding company and majority-owner of Hudson City Bancorp.

PART I

Item 1. Business.

Hudson City Bancorp is a Delaware corporation organized in 1999 and serves as the holding company of its only subsidiary, Hudson City Savings Bank. A majority of the outstanding shares of Hudson City Bancorp’s common stock are owned by Hudson City, MHC. Hudson City Bancorp’s executive offices are located at West 80 Century Road, Paramus, New Jersey 07652 and our telephone number is (201) 967-1900.

In 1999, Hudson City Savings converted and reorganized from a New Jersey chartered mutual savings bank into a two-tiered mutual savings bank holding company structure and became a wholly owned subsidiary of Hudson City Bancorp. Hudson City Bancorp sold 47% of the then outstanding shares of its common stock to the public at $10.00 per share and received net proceeds of $527.6 million. Hudson City Bancorp contributed 50% of the net proceeds from the initial public offering to Hudson City Savings. Hudson City Bancorp issued 53% of the then outstanding shares of its common stock to Hudson City, MHC. At December 31, 2004, as a result of stock repurchases, Hudson City, MHC owned 65.85% of Hudson City Bancorp.

As part of our reorganization in structure, Hudson City Savings organized Hudson City, MHC as a bank holding company whose principal assets are the shares of common stock of Hudson City Bancorp it received in the reorganization and the cash dividends it received on the shares of Hudson City Bancorp common stock it owns. Hudson City, MHC does not engage in any business activity other than its investment in a majority of the common stock of Hudson City Bancorp and the management of any cash dividends received from Hudson City Bancorp. Federal and state law and regulations require that as long as Hudson City, MHC is in existence it must own a majority of Hudson City Bancorp’s common stock.

Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the Office of Thrift Supervision (“OTS”). Hudson City Bancorp and Hudson City, MHC, as savings and loan holding companies, are also subject to supervision and examination by the OTS. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Hudson City Savings Bank has served the customers of New Jersey since 1868 and now, through de novo branching, serves the customers of Suffolk County, New York. We have further expansion plans in Suffolk County and plans to expand into Richmond County (Staten Island), New York. We are a community- and customer-oriented retail savings bank offering traditional deposit products, residential real estate mortgage loans and consumer loans.

In addition, we purchase mortgages, mortgage-backed securities, securities issued by the U.S. government and government-sponsored agencies and other investments permitted by applicable laws and regulations. Except for community-related investments, we have not recently originated or invested in commercial real estate loans, loans secured by multi-family residences or commercial/industrial business loans, although we have the legal authority to make such loans. We retain in our portfolio substantially all of the loans we originate.

Our revenues are derived principally from interest on our mortgage loans and mortgage-backed securities and interest and dividends on our investment securities. Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. We are the largest savings bank by asset size headquartered in New Jersey.

Available Information

Our periodic and current reports, proxy and information statements, and other information that Hudson City Bancorp files with the Securities and Exchange Commission, or SEC, are made available free of charge through our website, www.hcbk.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Except for these reports, the information on our website is not part of this annual report. Such reports are also available on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Market Area

We conduct our operations out of our corporate offices in Paramus, Bergen County, New Jersey, and 84 branches located in 15 counties throughout the State of New Jersey and one branch office located in Suffolk County, New York. We operate in three primary markets: northern New Jersey (Bergen, Essex, Hudson, Mercer, Middlesex, Morris, Passaic, Union and Warren Counties), the New Jersey shore (Atlantic, Monmouth and Ocean Counties), and southwestern New Jersey (Burlington, Camden and Gloucester Counties) in the suburbs of Philadelphia.

New Jersey is one of the most attractive banking markets in the United States with a total population of nearly 8.7 million and a median 2004 household income of $61,779, ranking first among the states and well above the U.S. median 2004 household income of $46,475. Over 70% of the population of New Jersey resides in the counties in which we operate. We believe that New Jersey’s highly diversified economy reduces our potential exposure to a downturn in one or a handful of economic sectors. We had a 5.56% deposit market share in the State of New Jersey as of June 30, 2004, ranking fifth in total deposits as of that date as reported by SNL Financial LC. Our deposit growth rate from 2001 to 2004 in all but one of the counties we serve has exceeded the overall deposit growth rate in those counties over that period.

We have received regulatory approval to open three additional branch offices in New Jersey. We have begun to increase our market area by opening new branch offices outside of New Jersey. In 2004, we opened our first branch in Suffolk County, New York and received regulatory approval to open an additional four branch offices in that county. We also have received regulatory approval to open two new branch offices to be located in Richmond County (Staten Island), New York. We plan to open all of these offices in 2005 while continually evaluating new locations in areas that present the greatest opportunity to promote our deposit and mortgage products.

Our market areas provide distinct differences in demographics and economic characteristics. The northern New Jersey market represents the greatest concentration of population, deposits and income in New Jersey. The combination of these counties represents more than half of the entire New Jersey population and more than half of New Jersey households. The northern New Jersey market also represents the greatest concentration of Hudson City Savings retail operations — both lending and deposit gathering — and based on its high level of economic activity, we believe that the northern New Jersey market provides significant opportunities for future growth. The New Jersey shore market represents a strong concentration of population and income, and is an increasingly popular resort and retirement economy — providing healthy opportunities for deposit growth and residential lending.

The southwestern New Jersey market consists of communities adjacent to the Philadelphia metropolitan area and represents the smallest concentration of deposits for Hudson City Savings. We believe the Suffolk County and Staten Island market areas have similar demographic and economic characteristics to the northern New Jersey market area.

Our future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment within and around the State of New Jersey and the New York metropolitan area. We expect to continue to grow through internal expansion primarily through the origination and purchase of mortgage loans, while purchasing mortgage-backed securities and investment securities as a supplement to our mortgage loans. We believe that we have developed lending products and marketing strategies to address the diverse credit-related needs of the residents in our market area. We intend the primary funding for our growth to be customer deposits, using borrowed funds to supplement our deposit initiatives as a funding source. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices.

Our business model and product offerings allow us to serve a broad range of customers with varying demographic characteristics. Our traditional thrift products such as conforming one- to four-family residential mortgages, certificates of deposit, and passbook savings accounts appeal to a broad customer base. Additionally, our jumbo mortgage lending proficiency and our High Value Checking product allow us to target higher-income customers successfully.

Competition

We face intense competition both in making loans and attracting deposits in the market areas we serve. New Jersey and the New York metropolitan area have a high concentration of financial institutions, many of which are branches of large money center and regional banks, which have resulted from the consolidation of the banking industry in New Jersey, New York and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide such as trust services or investment services. Customers who seek “one stop shopping” may be drawn to these institutions.

In the fourth quarter of 2004 we opened our first of several planned branch locations in New York providing further resources for our retail operations and allowing for additional geographic diversification. We believe we will compete favorably in these new markets for the same reasons we have been successful in New Jersey. Areas being considered for expansion have similar demographic and economic characteristics as those in which we already have proven our ability to garner significant market share.

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

Lending Activities

Loan Portfolio Composition. Our loan portfolio primarily consists of one- to four-family residential first mortgage loans. To a lesser degree, the loan portfolio includes consumer and other loans, which primarily consist of fixed-rate second mortgage loans and home equity credit lines. We do not originate commercial real estate loans, loans secured by multi-family residences, construction loans or commercial/industrial business loans although we have the legal authority to make such loans.

From time to time we purchase participation interests in multi-family and commercial first mortgage loans and commercial loans through community-based organizations. These loans amounted to $3.1 million at December 31, 2004.

At December 31, 2004, we had total loans of $11.36 billion, of which $11.21 billion, or 98.6%, were first mortgage loans. Of residential mortgage loans outstanding at that date, 92.5% were fixed-rate mortgage loans and 7.5% were adjustable-rate, or ARM, loans. At December 31, 2004, consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $157.3 million, or 1.4%, of total loans. We also offer guaranteed student loans through the Student Loan Marketing Association, commonly known as SallieMae, “Loan Referral Program.”

Our loans are subject to federal and state laws and regulations. The interest rates we charge on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board (“FRB”), legislative tax policies and governmental budgetary matters.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
					(Dollars in thousands)
First mortgage loans:
One- to four-family	$11,120,874	97.87%	$8,567,442	97.32%	$6,708,806	96.25%	$5,664,973	94.93%	$4,607,891	94.56%
FHA/VA	81,915	0.72	98,502	1.12	131,209	1.88	151,203	2.53	112,937	2.32
Multi-family and commercial	3,000	0.03	2,843	0.03	2,668	0.04	2,548	0.04	2,380	0.05

Total first mortgage loans	11,205,789	98.62	8,668,787	98.47	6,842,683	98.17	5,818,724	97.50	4,723,208	96.93

Consumer and other loans:
Fixed-rate second mortgages	127,737	1.12	105,361	1.20	93,691	1.34	115,244	1.93	118,319	2.43
Home equity credit lines	28,929	0.25	28,217	0.32	33,543	0.48	32,715	0.55	29,119	0.60
Other	584	0.01	701	0.01	983	0.01	1,488	0.02	2,094	0.04

Total consumer and other loans	157,250	1.38	134,279	1.53	128,217	1.83	149,447	2.50	149,532	3.07

Total loans	11,363,039	100.00%	8,803,066	100.00%	6,970,900	100.00%	5,968,171	100.00%	4,872,740	100.00%

Less:
Deferred loan fees	8,073		10,255		13,508		12,060		9,555
Allowance for loan losses	27,319		26,547		25,501		24,010		22,144

Net loans	$11,327,647		$8,766,264		$6,931,891		$5,932,101		$4,841,041

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2004. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $1.96 billion for 2004, $3.53 billion for 2003 and $2.53 billion for 2002.

	At December 31, 2004
	First Mortgage	Consumer and
	Loans	Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$410	$381	$791

After one year:
One to three years	12,077	4,047	16,124
Three to five years	54,591	16,616	71,207
Five to ten years	239,865	36,801	276,666
Ten to twenty years	2,078,546	99,405	2,177,951
Over twenty years	8,820,300	—	8,820,300

Total due after one year	11,205,379	156,869	11,362,248

Total loans	$11,205,789	$157,250	11,363,039

Less:
Deferred loan fees			8,073
Allowance for loan losses			27,319

Net loans			$11,327,647

The following table presents, as of December 31, 2004, the dollar amount of all loans due after December 31, 2005, and whether these loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2005
	Fixed	Adjustable	Total
	(In thousands)
First mortgage loans	$10,368,257	$837,122	$11,205,379
Consumer and other loans	127,517	29,352	156,869

Total loans due after one year	$10,495,774	$866,474	$11,362,248

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

	For the Year Ended December 31,
	2004	2003	2002
		(In thousands)
Total loans:
Balance outstanding at beginning of period...	$8,803,066	$6,970,900	$5,968,171

Originations:
First mortgage loans	1,378,709	2,168,148	1,840,857
Consumer and other loans	85,932	103,000	66,441

Total originations	1,464,641	2,271,148	1,907,298

Purchases:
One- to four-family first mortgage loans	3,099,759	3,168,892	1,684,368
FHA/VA first mortgage loans	22,334	36,064	32,819
Other first mortgage loans	316	293	219

Total purchases	3,122,409	3,205,249	1,717,406

Less:
Principal payments:
First mortgage loans	1,956,395	3,530,205	2,531,976
Consumer and other loans	62,960	96,938	87,671

Total principal payments	2,019,355	3,627,143	2,619,647

Premium amortization and discount accretion, net	5,374	14,094	1,071
Transfers to foreclosed real estate	2,348	2,994	1,257

Balance outstanding at end of period	$11,363,039	$8,803,066	$6,970,900

Residential Mortgage Lending. Our primary lending emphasis is the origination and purchase of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not offer loans secured by cooperative apartment units or interests therein. Since the early 1980’s, we have originated and purchased substantially all of our one- to four-family first mortgage loans for retention in our portfolio. We have developed a core competency in residential mortgage loans with principal balances in excess of the Fannie Mae single-family limit of $359,600 (“non-conforming” or “jumbo” loans). We are one of the largest jumbo residential mortgage lenders in New Jersey and one of the largest buyers of jumbo mortgages nationally. We believe that our retention and servicing of the residential mortgage loans that we originate allows us to maintain higher levels of customer service and satisfaction than originators who sell loans to third parties.

Our wholesale loan purchase program is an important component of our strategy to grow our residential loan portfolio, and complements our retail loan origination production by enabling us to diversify assets outside our local market area, thus providing a safeguard against economic trends that might affect one particular area of the nation.

Through this program, we have obtained assets with a relatively low overhead cost and minimized related servicing costs. We have developed written standard operating guidelines relating to the purchase of these assets. These guidelines include the evaluation and approval process of the various sellers, primarily large national mortgage loan seller/servicers, from whom we choose to buy whole loans, the types of whole loans, acceptable property locations and maximum interest rate variances. At December 31, 2004 $5.63 billion, or 50.2%, of our first mortgage loans were purchased loans.

The purchasing agreements, as established with each seller/servicer, contain parameters of the loan characteristics that can be included in each package. These parameters, such as maximum loan size and maximum loan-to-value ratio, generally conform to parameters utilized by us to originate mortgage loans. All loans are reviewed for compliance with the agreed upon parameters. All purchased loan packages are subject to internal due diligence procedures including review of a sampling of individual loan files. It is our policy to perform full credit reviews of at least 10% of all loans purchased. Our loan review includes review of the legal documents, including the note, the mortgage and the title policy, review of the credit file, evaluating debt service ratios, review of the appraisal and verifying loan-to-value ratios and evaluating the completeness of the loan package. This review subjects the loan file to substantially the same underwriting standards used in our own loan origination process.

The loan purchase agreements recognize that the time frame to complete our due diligence reviews may not be sufficient prior to the completion of the purchase and afford us a limited period of time after closing to complete our review and return, or request substitution of, any loan for any legitimate underwriting concern. After the review period, we are still provided recourse to the seller for any breach of a representation or warranty with respect to the loans purchased. Among these representations and warranties are attestations of the legality and enforceability of the legal documentation, adequacy of insurance on the collateral real estate, compliance with regulations and certifications that all loans are current as to principal and interest at the time of purchase. At December 31, 2004, approximately 58% of the mortgage loan portfolio was secured by real estate located in the State of New Jersey. Additionally, the states of Virginia, New York, Illinois, Massachusetts and Maryland each account for approximately 4% to 7% of the total mortgage loan portfolio. The remainder of the loan portfolio is secured by real estate in 32 other states.

In general, the seller of a purchased loan continues to service the loan following our purchase of it. The servicing of purchased loans is governed by the servicing agreement entered into with each servicer. Oversight of the servicer is maintained by us through review of all reports, remittances and non-performing loan ratios with appropriate further action, such as contacting the servicers by phone or in writing to clarify or correct our concerns, taken as required. We also require that all servicers provide end-of-year financial statements to confirm company soundness. These servicers must also deliver industry certifications substantiating that they have in place all appropriate controls to ensure their mode of administration is in accordance with standards set by the Mortgage Bankers Association of America. These operating guidelines provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. We typically purchase loans from eight to ten of the largest nationwide mortgage producers. We purchased first mortgage loans of $3.12 billion in 2004, $3.21 billion in 2003 and $1.72 billion in 2002. The average size of our one-to-four family mortgage loans purchased during 2004 was approximately $476,000.

Most of our retail loan originations are from existing or past customers, members of our local communities or referrals from local real estate agents, attorneys and builders. We believe that our extensive branch network is a significant source of new loan generation. We also employ a small staff of representatives who call on real estate professionals to disseminate information regarding our loan programs and take applications directly from their clients.

These representatives are paid for each origination. In addition, we employ the services of licensed mortgage bankers and brokers to supplement our mortgage loan production capabilities.

We currently offer loans that conform to underwriting standards that are based on standards specified by FannieMae (“conforming loans”), non-conforming loans, loans processed as limited documentation loans and, to a limited extent, no income or asset verification loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of up to 40 years. The non-conforming loans generally follow FannieMae guidelines, except for the loan amount. FannieMae guidelines limit the principal amount of single-family loans to $359,600; our non-conforming loans generally exceed such limits. The average size of our one- to four-family mortgage loans originated in 2004 was approximately $320,000. The overall average size of our one- to four-family first mortgage loans was approximately $290,000 at December 31, 2004. We are an approved seller/servicer for FannieMae and an approved servicer for FreddieMac. We generally hold loans for our portfolio but have, from time to time, sold loans in the secondary market. We did not sell any loans in 2004.

Our originations of first mortgage loans amounted to $1.38 billion in 2004, $2.17 billion in 2003 and $1.84 billion in 2002. During 2003 and 2002, a significant number of our first mortgage loan originations were the result of refinancing of existing loans due to declining interest rates.

Total refinancing of our existing first mortgage loans were as follows:

		Percent of
		First Mortgage
	Amount	Loan Originations
	(In thousands)
2004	$143,959	10.4%
2003	530,408	24.5
2002	496,772	27.0

In 2001, we began to allow existing customers to modify their mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to a low interest rate environment. The modification allows adjustment of the existing interest rate to the currently offered fixed interest rate product with a similar or reduced term, for a fee, after past payment performance is reviewed. In general, all other terms and conditions of the existing mortgage remain the same. Modifications of existing mortgage loans were as follows:

Mortgage Loans
Modified
(In thousands)
2004	$220,059
2003	1,458,836
2002	866,298

We offer a variety of adjustable-rate and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. Except for loans to low- and moderate-income home mortgage applicants, described below, loans on owner-occupied one- to four-family homes of up to $750,000 are subject to a maximum loan-to-value ratio of 80%. However, we make loans in amounts up to $400,000 with a 95% loan-to-value ratio and loans in excess of $400,000 and less than $500,000 with a 90% loan-to-value ratio if the borrower obtains private mortgage insurance. Under certain circumstances, where the Bank deems appropriate, we will originate a first and second mortgage, up to a combined loan amount of $500,000, where the combined loan-to-value ratio is 90%. Under these circumstances, we will waive the private mortgage insurance requirements and receive a higher interest rate on the second mortgage loan than we would receive on a regular second mortgage loan. Loans in excess of $750,000 and up to $1.0 million are subject to a maximum 70% loan-to-value ratio. Loan-to-value ratios of 65% or less are required for one- to four-family loans in excess of $1.0 million and less than $1.5 million. Loans in excess of $1.5 million and less than $2.0 million are subject to a maximum loan-to-value ratio of 60%. Loans in excess of $2.0 million and up to $2.5 million are subject to a maximum loan-to-value ratio of 55%. Loans in excess of $2.5 million and up to $3.0 million are subject to a maximum loan-to-value ratio of 50%. During 2004 we raised our internal lending limit to $3.0 million from $1.5 million. At December 31, 2004, we had 267 originated mortgage loans with principal balances in excess of $750,000 with an aggregate balance of $251.0 million.

We currently offer fixed-rate mortgage loans in amounts generally up to $3.0 million with a maximum term of 40 years secured by one- to four-family residences. We price our interest rates on fixed-rate loans to be competitive in light of market conditions.

We currently offer a variety of ARM loans secured by one- to four-family residential properties that initially adjust after three years, five years or ten years, in amounts generally up to $3.0 million. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that we currently originate have a maximum 40 year amortization period and are subject to the same loan-to-value ratios applicable to fixed-rate mortgage loans described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant treasury maturity index”) and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. In the current rate environment, where the yield curve is relatively flat, the ARM loans we offer have initial interest rates below the fully indexed rate. As of December 31, 2004, the initial offered rate on these loans was 13 to 100 basis points below the current fully indexed rate. We originated $286.9 million of one- to four-family ARM loans in 2004. At December 31, 2004, 7.5% of our one- to four-family mortgage loans consisted of ARM loans.

The origination and retention of ARM loans helps reduce exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise, which increases the potential for default. The marketability of the underlying property also may be adversely affected. In order to minimize risks, we evaluate borrowers of ARM loans based on their ability to repay the loans at the higher of the initial interest rate or the fully indexed rate. In an effort to further reduce interest rate risk, we have not in the past, nor do we currently, originate ARM loans that provide for negative amortization of principal.

In addition to our full documentation loan program, we process some loans as limited documentation loans. We have originated these types of loans for over 15 years. Loans eligible for limited documentation processing are ARM loans and 10-, 15-, 20-, 30- and 40-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 75% of the lower of the appraised value or purchase price of the property. The maximum loan amount for limited documentation loans is $600,000. We do not charge borrowers additional fees for limited documentation loans. We require applicants for limited documentation loans to complete a FreddieMac/FannieMae loan application and request income, assets and credit history information from the borrower. Additionally, we obtain credit reports from outside vendors on all borrowers. We also look at other information to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although relatively minor delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income, asset information and other information where we believe circumstances warrant. We recently began to allow certain borrowers to obtain mortgage loans without verification of income or assets. These loans are subject to somewhat higher interest rates than our regular products, and are limited to a maximum loan-to-value ratio of 65% on purchases and 60% on refinancing transactions.

Limited documentation and no verification loans may involve higher risks compared to loans with full documentation, as there is a greater opportunity for borrowers to falsify their income and ability to service their debt. We believe these programs have not had a material adverse effect on our asset quality. See “— Asset Quality.” Unseasoned limited documentation and no verification loans are not as readily salable in the secondary market as whole loans. We do not believe that an inability to sell such loans will have a material adverse impact on our liquidity needs, because internally generated sources of liquidity are expected to be sufficient to meet our liquidity needs. We recently introduced an interest-only mortgage product which has a maximum loan-to-value ratio of 80%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “— Sources of Funds.”

In addition to our standard mortgage and consumer credit products, since 1992, we have developed mortgage programs designed to address the credit needs of low- and moderate-income home mortgage applicants, first-time home buyers and low- and moderate-income home improvement loan applicants. We define low- and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income of the Metropolitan Statistical Area in the county where the subject property is located. Our low- and moderate-income home improvement loans are discussed under “— Consumer Loans.” Among the features of the low- and moderate-income home mortgage and first-time home buyer’s programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For instance, certain of these programs currently provide for loans with up to 95% loan-to-value ratios and rates which are 25 to 50 basis points lower than our traditional mortgage loans. In 2004, we provided $31.1 million in mortgage loans to home buyers under these programs.

Consumer Loans. At December 31, 2004, $157.3 million, or 1.4%, of our total loans consisted of consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. Consumer loans generally carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

We offer fixed-rate second mortgage loans in amounts up to $200,000 secured by owner-occupied one- to four-family residences located in the State of New Jersey, and the portions of New York State served by our first mortgage loan products, for terms of up to 20 years. At December 31, 2004 these loans totaled $127.7 million, or 1.1% of total loans. Interest rates on fixed-rate second mortgage loans are periodically set by our Consumer Loan Department based on market conditions. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property.

We also offer discounted fixed-rate second mortgage loans to low- and moderate-income borrowers in amounts up to $20,000. The borrower must use a portion of the loan proceeds for home improvements or the satisfaction of an existing obligation. The underwriting standards under this program are similar to those for standard second mortgage loans, except that the combined maximum loan-to-value ratio is 90%.

Our home equity credit line loans, which totaled $28.9 million, or 0.3% of total loans at December 31, 2004, are adjustable-rate loans secured by a second mortgage on owner-occupied one- to four-family residences located in the State of New Jersey and the portions of New York State served by our first mortgage loan products. Current interest rates on home equity credit lines are based on the “prime rate” as published in the “Money Rates” section of The Wall Street Journal (the “Index”) subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100 whichever is greater. The maximum credit line available is $200,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.

Other loans totaled $584,000 at December 31, 2004 and consisted of collateralized passbook loans, overdraft protection loans, automobile loans, unsecured personal loans and commercial loans made to community-based organizations. We no longer originate student loans, but offer guaranteed student loans through the SallieMae “Loan Referral Program.”

Loan Approval Procedures and Authority. Our lending policies provide that loans up to $600,000 can be approved by two officers of the Mortgage Origination Department, one of whom must have the title of at least Vice President. Loans in excess of $600,000 require the approval of two officers, one of whom must have the title of at least Vice President, as well as either our Senior Vice President-Lending, Chief Executive Officer or Chief Operating Officer. Home equity credit lines and fixed-rate second mortgage loans in principal amounts of $25,000 or less are approved by one of our designated loan underwriters. Home equity loans in excess of $25,000, up to the $200,000 maximum, are approved by an underwriter and either our Consumer Loan Officer, Senior Vice President-Lending, Chief Executive Officer or Chief Operating Officer.

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

For these loans, we require a property search detailing the current chain of title. We require borrowers to obtain hazard insurance and we may require borrowers to obtain flood insurance prior to closing. We require most borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, flood insurance and private mortgage insurance premiums, if required. In a limited number of instances, at the discretion of the Bank, we will waive the real estate tax escrow for the borrower, subject to an interest rate somewhat higher than our regular offered rate. Presently, we do not escrow for real estate taxes on properties located in the State of New York.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of owned properties, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our concentration on one- to four-family mortgage lending, our maintenance of sound credit standards for new loan originations and favorable real estate market conditions have resulted in relatively low delinquency ratios. This, in turn, has helped strengthen our financial condition.

Delinquent Loans and Foreclosed Assets. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of originated mortgage loans, our mortgage servicing department is responsible for collection procedures from the 15th day up to the 90th day of delinquency. Specific procedures include a late charge notice being sent at the time a payment is over 15 days past due. Telephone contact is attempted on approximately the 20th day of the month to avoid a 30-day delinquency. A second written notice is sent at the time the payment becomes 30 days past due.

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

We send foreclosure notices when a loan is 90 days delinquent and we transfer the loan to the foreclosure/bankruptcy section for referral to legal counsel. The accrual of income on loans that do not carry private mortgage insurance or are not guaranteed by a federal agency is generally discontinued when interest or principal payments are 90 days in arrears. We commence foreclosure proceedings if the loan is not brought current between the 90th and 120th day of delinquency unless specific limited circumstances warrant an exception. We hold property foreclosed upon as foreclosed real estate. We carry foreclosed real estate at the lower of fair market value less estimated selling costs, or at cost. If a foreclosure action is commenced and the loan is not brought current, paid in full or refinanced before the foreclosure sale, we either sell the real property securing the loan by a foreclosure sale, or sell the property as soon thereafter as practicable. The collection procedures for Federal Housing Administration (FHA) and Veterans’ Administration (VA) one- to four-family mortgage loans follow the collection guidelines outlined by those agencies.

We monitor delinquencies on our serviced loan portfolio, in aggregate, from reports sent to us by the servicers. Once all past due reports are received, we examine the delinquencies and contact appropriate servicer personnel to determine the collectability of the loans. We also use these reports to prepare our own monthly reports for management review. These summaries breakdown, by servicer, total principal and interest due, length of delinquency, as well as accounts in foreclosure and bankruptcy. We control, on a case-by-case basis, all accounts in foreclosure and bankruptcy to confirm that the servicer has taken all proper steps to foreclose promptly if there is no other recourse. We also monitor that mortgagors who filed bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

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

At December 31, 2004, 2003 and 2002, loans delinquent 60 days to 89 days and 90 days or more were as follows:

	2004				2003				2002
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
		Principal		Principal		Principal		Principal		Principal		Principal
	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
						(Dollars in thousands)
One- to four-family first mortgages	43	$9,819	64	$15,232	52	$8,974	58	$9,690	46	$6,701	62	$10,670
FHA/VA first mortgages	8	773	53	6,375	15	1,493	85	10,459	27	2,591	77	9,506
Multi-family and Commercial mortgages	1	76	—	—	—	—	—	—	—	—	—	—
Consumer and other loans	—	—	—	—	1	4	3	102	3	10	2	19

Total delinquent loans (60 days and over)	52	$10,668	117	$21,607	68	$10,471	146	$20,251	76	$9,302	141	$20,195

Delinquent loans (60 days and over) to total loans		0.09%		0.19%		0.12%		0.23%		0.13%		0.29%

Non-performing assets, which include foreclosed real estate, net, non-accrual loans and accruing loans delinquent 90 days or more, were $22.5 million at December 31, 2004 compared with $21.3 million at December 31, 2003. Our $21.6 million in loans delinquent 90 days or more at December 31, 2004 were comprised primarily of 117 one- to four-family first mortgage loans (including FHA/VA first mortgage loans). At December 31, 2004, our largest loan delinquent 90 days or more had a balance of $759,000.

With the exception of first mortgage loans insured or guaranteed by a federal agency, for which the borrower has obtained private mortgage insurance, or loans serviced by others, we stop accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We designate loans on which we stop accruing income as non-accrual loans and we reverse outstanding interest that we previously credited to income. We recognize income in the period that we collect it or when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. The accrual of income on FHA/VA loans is generally not discontinued as they are guaranteed by a federal agency. Serviced loans delinquent 90 days or more continue to accrue interest through settlement.

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

	At December 31,
	2004	2003	2002	2001	2000
		(Dollars in thousands)
Non-accrual first mortgage loans	$6,057	$4,401	$6,053	$8,177	$10,422
Non-accrual consumer and other loans	—	102	19	85	30
Accruing loans delinquent 90 days or more	15,550	15,748	14,123	7,386	2,523

Total non-performing loans	21,607	20,251	20,195	15,648	12,975

Foreclosed real estate, net	878	1,002	1,276	250	438

Total non-performing assets	$22,485	$21,253	$21,471	$15,898	$13,413

Non-performing loans to total loans	0.19%	0.23%	0.29%	0.26%	0.27%
Non-performing assets to total assets	0.11	0.12	0.15	0.14	0.14

The total amount of interest income received during the year on non-accrual loans outstanding and additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms is immaterial. We are not committed to lend additional funds to borrowers on non-accrual status.

We define the population of impaired loans to be all non-accrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows.

Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. We had no loans classified as impaired at December 31, 2004 and 2003. In addition, at December 31, 2004 and 2003, we had no loans classified as troubled debt restructurings, as defined in SFAS No. 15.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
		(Dollars in thousands)
Balance at beginning of period	$26,547	$25,501	$24,010	$22,144	$20,010

Provision for loan losses	790	900	1,500	1,875	2,130

Charge-offs:
First mortgage loans	(11)	(92)	(3)	(6)	(18)
Consumer and other loans	(9)	(4)	(10)	(14)	—

Total charge-offs	(20)	(96)	(13)	(20)	(18)

Recoveries	2	242	4	11	22

Net (charge-offs) recoveries	(18)	146	(9)	(9)	4

Balance at end of period	$27,319	$26,547	$25,501	$24,010	$22,144

Allowance for loan losses to total loans	0.24%	0.30%	0.37%	0.40%	0.45%
Allowance for loan losses to non-performing loans	126.44	131.09	126.27	153.44	170.67

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

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2004. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed on a “pooled” basis. Each month we prepare a worksheet which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history and delinquency trends. We use this worksheet, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy and loan portfolio growth.

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

During 2004, we lowered the loss factors used in our worksheet on our purchased mortgage loans to reflect the seasoning of the portfolio, and the charge-off and delinquency experience. Notwithstanding such decrease, we have maintained a minimal provision for loan losses during 2004 to reflect expected losses resulting from the actual growth in our loan portfolio. At December 31, 2004, the allowance for loan losses as a percentage of total loans was 0.24%, which, given the primary emphasis of our lending practices and the current market conditions, we consider to be at an acceptable level. Furthermore, the increase in the allowance for loan losses during 2004 reflected the growth in the loan portfolio, the low levels of loan charge-offs, the stability in the real estate market and the resulting stability in our overall loan quality.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2004 and 2003— Provision for Loan Losses.”

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at December 31, 2004, 2003, 2002, 2001, and 2000.

	At December 31,
	2004		2003		2002		2001		2000
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
					(Dollars in thousands)

First mortgage loans:
One- to four-family conventional	$25,524	97.87%	$24,690	97.32%	$23,040	96.25%	$18,114	94.93%	$13,628	94.56%
Other first mortgages	35	0.75	28	1.15	26	1.92	28	2.57	24	2.37

Total first mortgage loans	25,559	98.62	24,718	98.47	23,066	98.17	18,142	97.50	13,652	96.93

Consumer and other loans	1,305	1.38	1,152	1.53	1,097	1.83	1,247	2.50	1,233	3.07

Unallocated	455	—	677	—	1,338	—	4,621	—	7,259	—

Total allowance for loan losses	$27,319	100.00%	$26,547	100.00%	$25,501	100.00%	$24,010	100.00%	$22,144	100.00%

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

During 2004 we purchased $2.11 billion of investment securities compared with $3.09 billion during 2003. Of these investment security purchases, $1.77 billion were classified as held to maturity. Of these agency securities purchased and classified as held to maturity, $621.6 million have step-up features where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. The initial rate for the securities purchased was higher than interest rates on similar agency securities offered at the time of purchase without the step-up feature. The rate increases are at least one percent per adjustment and are fixed over the life of the security.

Our investment policy currently does not authorize participation in hedging programs, options or futures transactions or interest rate swaps, and also prohibits the purchase of non-investment grade bonds. In the future we may amend our policy to allow us to engage in hedging transactions. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers to be an unsuitable investment practice. In addition, the policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At December 31, 2004, our primary liquidity ratio was 14.3%. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-backed securities, see “— Carrying Values, Rates and Maturities.”

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

At December 31, 2004, mortgage-backed securities classified as held to maturity totaled $3.76 billion, or 18.7% of total assets, while $1.62 billion, or 8.0% of total assets, were classified as available for sale. At December 31, 2004, the mortgage-backed securities portfolio had a weighted average rate of 4.82% and a market value of approximately $5.34 billion. Of the mortgage-backed securities we held at December 31, 2004, $4.12 billion, or 76.6% of total mortgage-backed securities, had fixed rates and $1.26 billion, or 23.4% of total mortgage-backed securities, had adjustable rates. Our mortgage-backed securities portfolio includes real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”). At December 31, 2004, we held $761.0 million of REMICs, which constituted 14.2% of our mortgage-backed securities portfolio. Mortgage-backed security purchases totaled $2.20 billion during 2004 compared with $4.53 billion during 2003. Purchases of mortgage-backed securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain borrowings. In general, mortgage-backed securities issued or guaranteed by GNMA, FannieMae and FreddieMac are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk-weighting assigned to most non-securitized residential mortgage loans.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities. At December 31, 2004, we did not own any interest-only, principal-only, REMIC residuals or other higher risk securities.

The following table presents our investment securities activity for the periods indicated.

	For the Year Ended December 31,
	2004	2003	2002
		(In thousands)

Investment securities:
Carrying value at beginning of period	$2,245,178	$562,338	$168,868

Purchases:
Held to maturity	1,769,643	—	—
Available for sale	337,306	3,089,474	598,358
Equity securities	—	—	189
Calls:
Held to maturity	(436,670)	(40)	(35)
Available for sale	(986,343)	(1,332,072)	(202,687)
Maturities:
Held to maturity	(100)	—	—
Available for sale	—	(150)	(651)
Sales:
Available for sale	—	(50,000)	(9,919)
Equity securities	—	(20)	—
Premium amortization and discount accretion, net	32	(2,047)	(346)
Change in unrealized gain or loss	(158)	(22,305)	8,561

Net increase in investment securities	683,710	1,682,840	393,470

Carrying value at end of period	$2,928,888	$2,245,178	$562,338

The following table presents our mortgage-backed securities activity for the periods indicated.

	For the Year Ended December 31,
	2004	2003	2002
		(In thousands)
Mortgage-backed securities:
Carrying value at beginning of period	$5,422,701	$6,126,161	$5,009,178

Purchases:
Held to maturity	921,765	3,038,153	2,400,445
Available for sale	1,278,921	1,489,154	1,168,106
Principal payments:
Held to maturity	(1,445,507)	(3,387,605)	(2,133,902)
Available for sale	(282,901)	(410,316)	(250,244)
Sales:
Held to maturity	—	(64,590)	—
Available for sale	(499,067)	(1,310,004)	(76,683)
Premium amortization and discount accretion, net	(14,138)	(31,307)	(13,542)
Change in unrealized gain or loss	(5,145)	(26,945)	22,803

Net (decrease)increase in mortgage-backed securities	(46,072)	(703,460)	1,116,983

Carrying value at end of period	$5,376,629	$5,422,701	$6,126,161

The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

	At December 31,
	2004			2003			2002
	Carrying	Percent of	Fair	Carrying	Percent of	Fair	Carrying	Percent of	Fair
	Value	Total (1)	Value	Value	Total (1)	Value	Value	Total (1)	Value
					(Dollars in thousands)
Money market investments:
Federal funds sold	$45,700	100.00%	$45,700	$63,600	100.00%	$63,600	$87,700	100.00%	$87,700

Investment securities:
Held to maturity:
United States government-sponsored agencies	$1,333,018	45.51%	$1,325,054	$—	—%	$—	$—	—%	$—
Municipal bonds	1,231	0.04	1,282	1,366	0.06	1,443	1,406	0.25	1,497

Total held to maturity	1,334,249	45.55	1,326,336	1,366	0.06	1,443	1,406	0.25	1,497

Available for sale:
United States government-sponsored agencies	1,584,384	54.10	1,584,384	2,233,035	99.46	2,233,035	549,505	97.72	549,505
Corporate bonds	74	—	74	81	—	81	334	0.06	334
Equity securities	10,181	0.35	10,181	10,696	0.48	10,696	11,093	1.97	11,093

Total available for sale	1,594,639	54.45	1,594,639	2,243,812	99.94	2,243,812	560,932	99.75	560,932

Total investment securities	$2,928,888	100.00%	$2,920,975	$2,245,178	100.00%	$2,245,255	$562,338	100.00%	$562,429

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$416,665	7.75%	$422,032	$616,618	11.37%	$626,239	$1,059,848	17.30%	$1,088,541
FNMA pass-through certificates	2,017,165	37.51	2,017,791	1,650,544	30.44	1,652,854	1,186,247	19.36	1,221,835
FHLMC pass-through certificates	561,095	10.44	554,341	439,793	8.11	433,097	213,686	3.49	219,564
FHLMC and FNMA REMICs	760,996	14.15	726,865	1,585,489	29.24	1,538,498	2,274,485	37.13	2,298,999

Total held to maturity	3,755,921	69.85	3,721,029	4,292,444	79.16	4,250,688	4,734,266	77.28	4,828,939

Available for sale:
GNMA pass-through certificates	503,839	9.37	503,839	336,458	6.20	336,458	1,391,895	22.72	1,391,895
FNMA pass-through certificates	743,380	13.83	743,380	493,383	9.10	493,383	—	—	—
FHLMC pass-through certificates	373,489	6.95	373,489	300,416	5.54	300,416	—	—	—

Available for sale	1,620,708	30.15	1,620,708	1,130,257	20.84	1,130,257	1,391,895	22.72	1,391,895

Total mortgage-backed securities	$5,376,629	100.00%	$5,341,737	$5,422,701	100.00%	$5,380,945	$6,126,161	100.00%	$6,220,834

By coupon type:
Adjustable-rate	$1,258,859	23.41%	$1,262,923	$959,445	17.69	$967,477	$2,409,746	39.34%	$2,433,191

Fixed-rate	4,117,770	76.59	4,078,814	4,463,256	82.31	4,413,468	3,716,415	60.66	3,787,643

Total mortgage-backed securities	$5,376,629	100.00%	$5,341,737	$5,422,701	100.00%	$5,380,945	$6,126,161	100.00%	$6,220,834

Total investment portfolio	$8,351,217		$8,308,412	$7,731,479		$7,689,800	$6,776,199		$6,870,963

(1)	Based on carrying value for each investment type.

Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2004. Mortgage-backed securities are presented by issuer and by coupon type. Equity securities have been excluded from this table.

	At December 31, 2004
			More Than One Year		More Than Five Years
	One Year or Less		to Five Years		to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate
					(Dollars in thousands)
Money market investments:
Federal funds sold	$45,700	2.00%	$—	—%	$—	—%	$—	—%	$45,700	2.00%

Investment securities:
Held to maturity:
United States government-sponsored agencies	—	—	—	—	711,504	4.74	621,514	5.02	1,333,018	4.87
Municipal bonds	$65	6.70	$10	5.25	$905	6.43	$251	6.02	$1,231	6.35

Total held to maturity	65	6.70	10	5.25	712,409	4.74	621,765	5.02	1,334,249	4.87

Available for sale:
United States government-sponsored agencies	—	—	662,392	3.67	921,992	4.50	—	—	1,584,384	4.15
Corporate bonds	—	—	74	5.58	—	—	—	—	74	5.58

Total available for sale	—	—	662,466	3.67	921,992	4.50	—	—	1,584,458	4.15

Total investment securities	$65	6.70	$662,476	3.67	$1,634,401	4.60	$621,765	5.02	$2,918,707	4.48

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$18	8.21	$3,374	8.51	$342	11.18	$412,931	3.63	$416,665	3.68
FNMA pass-through certificates	13	3.92	15,183	6.70	51,136	5.07	1,950,833	5.18	2,017,165	5.19
FHLMC pass-through certificates	134	9.48	688	9.05	5,446	6.94	554,827	4.75	561,095	4.78
FHLMC, FNMA and REMICs	—	—	—	—	—	—	760,996	4.72	760,996	4.72

Total held to maturity	165	8.90	19,245	7.10	56,924	5.29	3,679,587	4.85	3,755,921	4.87

Available for sale:
GNMA pass-through certificates	—	—	—	—	—	—	503,839	3.68	503,839	3.68
FNMA pass-through certificates	—	—	—	—	—	—	743,380	5.06	743,380	5.06
FHLMC pass-through certificates	—	—	—	—	—	—	373,489	5.39	373,489	5.39

Total available for sale	—	—	—	—	—	—	1,620,708	4.71	1,620,708	4.71

Total mortgage-backed securities	$165	8.90	$19,245	7.10	$56,924	5.29	$5,300,295	4.81	$5,376,629	4.82

By coupon type:
Adjustable-rate	$13	3.92	$—	—	$50,746	5.02	$1,208,100	3.92	$1,258,859	3.96
Fixed-rate	152	9.33	19,245	7.10	6,178	7.43	4,092,195	5.07	4,117,770	5.08

Total mortgage-backed securities	$165	8.90	$19,245	7.10	$56,924	5.29	$5,300,295	4.81	$5,376,629	4.82

Total investment portfolio	$45,930	2.03	$681,721	3.77	$1,691,325	4.62	$5,922,060	4.83	$8,341,036	4.69

Sources of Funds

General. Customer deposits, borrowings, scheduled amortization and prepayments of mortgage loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer passbook and statement savings accounts, NOW accounts, checking accounts, money market accounts and time deposits. We also offer IRA accounts and qualified retirement plans.

Retail deposits generated through our branch network and longer-term wholesale borrowings are our primary means of funding growth. We have increased our share of total deposit funding provided by core deposits (which excludes our time deposits) to over 50% at December 31, 2004 from approximately 25% at December 31, 1999. A key driver of this growth is our High Value Checking product, which was introduced in April, 2002. We view our interest-bearing High Value Checking account as an attractive alternative to cash management accounts offered by brokerage firms. This account offers unlimited check writing, no charge on-line banking, no-charge bill payment and debit card availability as part of the product, and pays an interest rate generally above competitive market rates. The balance in the High Value Checking account at December 31, 2004 was $4.19 billion compared with $2.71 billion at December 31, 2003 and $943.2 million at December 31, 2002. We recently introduced a Business Money Market Account that offers similar features and benefits as our High Value Checking account. This product, in conjunction with our regular business checking account, should provide small business customers in our market area competitive returns and operating flexibility.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from market areas surrounding our offices. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits. We believe the increase in the interest-bearing deposits in 2004 was due primarily to our consistent offering of competitive rates on our deposit products and the continued success of our interest-bearing High Value Checking account.

In determining our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as non-time deposit accounts) represented 54.1% of total deposits on December 31, 2004. At December 31, 2004, time deposits with remaining terms to maturity of less than one year amounted to $3.71 billion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2004, 2003 and 2002.

The following table presents our deposit activity for the periods indicated:

	For the Year Ended December 31,
	2004	2003	2002
		(Dollars in thousands)
Total deposits at beginning of period	$10,453,780	$9,138,629	$7,912,762
Net increase in deposits	808,707	1,105,812	970,092
Interest credited, net penalties	214,813	209,339	255,775

Total deposits at end of period	$11,477,300	$10,453,780	$9,138,629

Net increase	$1,023,520	$1,315,151	$1,225,867

Percent increase	9.79%	14.39%	15.49%

At December 31, 2004, we had $886.1 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$231,035
Over three months through six months	156,554
Over six months through 12 months	187,300
Over 12 months	311,190

Total	$886,079

     The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At December 31,
	2004			2003			2002
			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate
				(Dollars in thousands)
Savings	$931,783	8.12%	0.98%	$945,595	9.05%	0.98%	$892,678	9.77%	1.61%
Interest-bearing demand	4,290,099	37.38	2.46	2,808,901	26.87	2.09	1,040,614	11.39	2.80
Money market	564,700	4.92	0.96	623,811	5.97	0.96	629,042	6.88	1.56
Noninterest-bearing demand	417,502	3.64	—	396,495	3.79	—	388,465	4.25	—

Total	6,204,084	54.06	1.94	4,774,802	45.68	1.55	2,950,799	32.29	1.81

Time deposits:
Time deposits $100,000 and over	886,079	7.72	2.45	914,639	8.75	2.19	967,983	10.59	2.83

Time deposits less than $100,000 with original maturities of:

Three months or less	339,354	2.96	1.37	483,460	4.62	1.37	619,953	6.78	2.10
Over three months to twelve months	864,250	7.53	1.64	1,166,713	11.16	1.52	1,668,926	18.26	2.54
Over twelve months to twenty-four months	1,368,900	11.93	2.07	1,634,702	15.64	2.18	1,723,400	18.86	3.03
Over twenty-four months to thirty-six months	650,289	5.67	2.81	562,678	5.38	2.94	456,832	5.00	3.79
Over thirty-six months to forty-eight months	283,747	2.47	3.40	149,801	1.43	3.48	73,431	0.80	4.16
Over forty-eight months to sixty months	48,692	0.42	3.76	27,594	0.26	3.70	15,419	0.17	4.19
Over sixty months	135,160	1.18	3.87	70,850	0.68	3.79	37,018	0.41	4.33
Qualified retirement plans	696,745	6.06	2.65	668,541	6.40	2.57	624,868	6.84	3.28

Total time deposits	5,273,216	45.94	2.32	5,678,978	54.32	2.16	6,187,830	67.71	2.88

Total deposits	$11,477,300	100.00%	2.11	$10,453,780	100.00%	1.88	$9,138,629	100.00%	2.53

The following table presents, by rate category, the amount of our time deposit accounts outstanding at December 31, 2004, 2003 and 2002.

		At December 31,
	2004	2003	2002
		(In thousands)
Time deposit accounts:
1.50% or less	$942,685	$1,917,721	$—
1.51% to 2.00%	1,375,593	1,107,584	205,817
2.01% to 2.50%	1,345,286	968,757	1,767,200
2.51% to 3.00%	511,037	813,199	2,185,898
3.01% to 3.50%	557,706	501,926	1,236,782
3.51% and over	540,909	369,791	792,133

Total	$5,273,216	$5,678,978	$6,187,830

The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2004.

		Period to Maturity from December 31, 2004
	Within	Over three	Over six	Over one	Over two	Over
	three	to six	months to	to two	to three	three
	months	months	one year	years	years	years	Total
				(In thousands)
Time deposit accounts:
1.50% or less	$829,542	$86,340	$26,803	$—	$—	$—	$942,685
1.51% to 2.00%	391,617	554,641	425,671	3,637	20	7	1,375,593
2.01% to 2.50%	140,201	265,461	685,349	254,171	18	86	1,345,286
2.51% to 3.00%	63,359	81,041	65,770	278,600	22,203	64	511,037
3.01% to 3.50%	22,575	1,208	25,937	353,784	88,962	65,240	557,706
3.51% and over	10,981	9,129	20,201	22,887	229,937	247,774	540,909

Total	$1,458,275	$997,820	$1,249,731	$913,079	$341,140	$313,171	$5,273,216

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

Borrowed funds at December 31 are summarized as follows:

	2004		2003
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
		(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$950,000	4.73%	$1,250,000	4.00%
Other brokers	4,350,000	3.11	1,950,000	3.14

Total securities sold under agreements to repurchase	5,300,000	3.40	3,200,000	3.48

Advances from the FHLB	1,850,000	3.81	1,950,000	3.69

Total borrowed funds	$7,150,000	3.51	$5,150,000	3.56

At December 31, 2004, borrowed funds had scheduled maturities and potential call dates as indicated below. Substantially all of our borrowed funds are callable at the discretion of the issuer. These call features are generally quarterly, after an initial non-call period of three months to five years from the date of borrowing.

	Borrowings by Scheduled			Borrowings by Next
	Maturity Date			Potential Call Date
		Weighted			Weighted
		Average			Average
Year	Principal	Rate		Principal	Rate
		(Dollars in thousands)
2005	$—	—	%	$2,025,000	3.93%
2006	—	—		2,275,000	3.26
2007	—	—		2,500,000	3.27
2008	—	—		50,000	3.80
2009	—	—		100,000	3.63
2010	300,000	5.68		50,000	5.27
2011	950,000	4.65		150,000	4.76
2012	1,500,000	4.06		—	—
2013	1,550,000	3.08		—	—
2014	2,850,000	2.84		—	—

Total	$7,150,000	3.51		$7,150,000	3.51

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, the average balances and the maximum outstanding at any month-end at or for the years ended December 31, 2004 and 2003 are as follows:

	At or for the year ended
	December 31,
	2004	2003
	(In thousands)
Amortized cost of collateral:
United States government-sponsored agency securities	$2,030,978	$615,806
Mortgage-backed securities	3,198,768	2,369,058
REMICs	455,598	495,074

Total amortized cost of collateral	$5,685,344	$3,479,938

Fair value of collateral:
United States government-sponsored agency securities	$2,008,710	$604,397
Mortgage-backed securities	3,188,386	2,387,457
REMICs	434,249	478,192

Total fair value of collateral	$5,631,345	$3,470,046

Average balance of outstanding repurchase agreements during the year	$4,182,197	$2,253,025

Maximum balance of outstanding repurchase agreements at any month-end during the year	$5,300,000	$3,200,000

Average cost of securities sold under agreements to repurchase	3.41%	4.26%

The average balances of our advances from the FHLB during 2004 and 2003 were $1.92 billion and $1.84 billion, respectively, and the maximum FHLB advances outstanding during 2004 and 2003 were $1.95 billion and $2.05 billion, respectively.

Subsidiaries

Hudson City Savings has two wholly owned and consolidated subsidiaries: HudCiti Service Corporation and HC Value Broker Services, Inc. HudCiti Service Corporation, which qualifies as a New Jersey investment company, has one wholly owned and consolidated subsidiary: Hudson City Preferred Funding Corporation. Hudson City Preferred Funding qualifies as a real estate investment trust, pursuant to the Internal Revenue Code of 1986, as amended, and had $6.02 billion of residential mortgage loans outstanding at December 31, 2004.

HC Value Broker Services, Inc., whose primary operating activity is the referral of insurance applications, formed a strategic alliance that jointly markets insurance products with Savings Bank Life Insurance of Massachusetts. HC Value Broker Services offers customers access to a variety of life insurance products.

Personnel

As of December 31, 2004, we had 1,000 full-time employees and 115 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION OF HUDSON CITY SAVINGS BANK AND HUDSON CITY BANCORP

General

Hudson City Savings has been a federally chartered savings bank since January 1, 2004 when it converted from a New Jersey chartered savings bank. Its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Bank Insurance Fund (“BIF”). Under its charter, Hudson City Savings is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision as its chartering agency, and by the FDIC as the deposit insurer. Hudson City, MHC and Hudson City Bancorp are unitary savings and loan holding companies regulated, examined and supervised by the Office of Thrift Supervision. Hudson City, MHC, as a New Jersey chartered mutual holding company, is also regulated by the New Jersey Department of Banking and Insurance (the “Department”) and is subject to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Department under the New Jersey Banking Act applicable to mutual holding companies. Each of Hudson City, MHC, Hudson City Bancorp and Hudson City Savings must file reports with the Office of Thrift Supervision concerning its activities and financial condition, and must obtain regulatory approval from the Office of Thrift Supervision prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Office of Thrift Supervision will conduct periodic examinations to assess Hudson City, MHC, Hudson City Bancorp and Hudson City Savings Bank’s compliance with various regulatory requirements. The Office of Thrift Supervision has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations, whether by the Office of Thrift Supervision, the FDIC or through legislation, could have a material adverse impact on Hudson City, MHC, Hudson City Bancorp and Hudson City Savings and their operations and stockholders.

Federally Chartered Savings Bank Regulation

Activity Powers. Hudson City Savings derives its lending, investment and other activity powers primarily from the Home Owners’ Loan Act, as amended, commonly referred to as HOLA, and the regulations of the Office of Thrift Supervision thereunder. Under these laws and regulations, federal savings banks, including Hudson City Savings, generally may invest in:

•	real estate mortgages;

•	consumer and commercial loans;

•	certain types of debt securities; and

•	certain other assets.

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

Capital Requirements. The Office of Thrift Supervision capital regulations require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% (3% if the savings bank received the highest rating on its most recent examination) leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Hudson City Savings, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Hudson City Savings’ risk profile. At December 31, 2004, Hudson City Savings exceeded each of its capital requirements as shown in the following table:

				Office of Thrift Supervision Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in thousands)
December 31, 2004
Tangible capital	$1,282,665	6.36%	$302,325	1.50%	$	n/a	n/a
Leverage (core) capital	1,282,665	6.36	806,200	4.00		1,007,750	5.00%
Total-risk-based capital	1,309,984	17.49	599,199	8.00		748,998	10.00

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the Office of Thrift Supervision and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, or IRR, concentration of risk and the risks of non-traditional activities. The Office of Thrift Supervision adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the Office of Thrift Supervision risk-based capital regulations. On May 10, 2002, the Office of Thrift Supervision adopted an amendment to its capital regulations which eliminated the IRR component of the risk-based capital requirement.

Pursuant to the amendment, the Office of Thrift Supervision will continue to monitor the IRR of individual institutions through the Office of Thrift Supervision requirements for IRR management, the ability of the Office of Thrift Supervision to impose individual minimum capital requirements on institutions that exhibit a high degree of IRR, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of IRR and the responsibility of boards of directors in that area.

The Office of Thrift Supervision continues to monitor the IRR of individual institutions through analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The Office of Thrift Supervision has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. The Office of Thrift Supervision, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the Office of Thrift Supervision regarding NPV analysis. The Office of Thrift Supervision has not imposed any such requirements on Hudson City Savings.

Safety and Soundness Standards. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the Office of Thrift Supervision, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

In addition, the Office of Thrift Supervision adopted regulations to require a savings bank that is given notice by the Office of Thrift Supervision that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the Office of Thrift Supervision. If, after being so notified, a savings bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Office of Thrift Supervision may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If a savings bank fails to comply with such an order, the Office of Thrift Supervision may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the bank regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically capitalized.” The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The Office of Thrift Supervision is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets.

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the Office of Thrift Supervision regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the Office of Thrift Supervision to meet a specific capital level. As of December 31, 2004, Hudson City Savings was considered “well capitalized” by the Office of Thrift Supervision.

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

Under the Deposit Insurance Funds Act of 1996 (“Funds Act”), the assessment base for the payments on the bonds (“FICO bonds”) issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Hudson City Savings. Our total expense in 2004 for the assessment for deposit insurance and the FICO payments was $1.6 million.

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

Transactions with Affiliates of Hudson City Savings. Hudson City Savings is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”), Regulation W issued by the Federal Reserve Board (“FRB”), as well as additional limitations as adopted by the Director of the Office of Thrift Supervision. Office of Thrift Supervision regulations regarding transactions with affiliates conform to Regulation W. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates (which for Hudson City Savings would include Hudson City Bancorp and Hudson City, MHC) and principal stockholders, directors and executive officers of Hudson City Savings.

In addition, the Office of Thrift Supervision regulations include additional restrictions on savings banks under Section 11 of HOLA, including provisions prohibiting a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. Office of Thrift Supervision regulations also include certain specific exemptions from these prohibitions. The FRB and the Office of Thrift Supervision require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the Office of Thrift Supervision regulations regarding transactions with affiliates.

Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Hudson City Savings, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

Privacy Standards. Hudson City Savings is subject to Office of Thrift Supervision regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require Hudson City Savings to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

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

Hudson City Savings is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of Gramm-Leach. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by the Office of Thrift Supervision regulations, any federally chartered savings bank, including Hudson City Savings, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the Office of Thrift Supervision, in connection with its examination of a federally chartered savings bank, to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

Current CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

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

Loans to One Borrower. Under the HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and unimpaired surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Hudson City Savings is in compliance with applicable loans to one borrower limitations. At December 31, 2004, Hudson City Savings’ largest aggregate amount of loans to one borrower totaled $2.9 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Hudson City Savings.

Qualified Thrift Lender (“QTL”) Test. The HOLA requires federal savings banks to meet a QTL test. Under the QTL test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2004, Hudson City Savings held 84.7% of its portfolio assets in qualified thrift investments and had more than 80% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2004. Therefore, Hudson City Savings qualified under the QTL test.

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

Limitation on Capital Distributions. The Office of Thrift Supervision regulations impose limitations upon certain capital distributions by federal savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash out merger and other distributions charged against capital.

The Office of Thrift Supervision regulates all capital distributions by Hudson City Savings directly or indirectly to Hudson City Bancorp, including dividend payments. As the subsidiary of a savings and loan holding company, Hudson City Savings currently must file a notice with the Office of Thrift Supervision at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Hudson City Savings must file an application to receive the approval of the Office of Thrift Supervision for a proposed capital distribution.

Hudson City Savings may not pay dividends to Hudson City Bancorp if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the Office of Thrift Supervision notified Hudson City Savings Bank that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as Hudson City Savings is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by Hudson City Savings also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

In addition, Hudson City Savings may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below the amounts required for the liquidation account which was established as a result of Hudson City Savings’ conversion to mutual holding company form.

Liquidity. Hudson City Savings maintains sufficient liquidity to ensure its safe and sound operation, in accordance with Office of Thrift Supervision regulations.

Assessments. The Office of Thrift Supervision charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are based on three components: the size of the institution, on which the basic assessment is based; the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. Effective July 1, 2004, the Office of Thrift Supervision adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. The Office of Thrift Supervision is phasing in the assessments at a rate of 25% of the first semiannual assessment on July 1, 2004, 50% of the second semiannual assessment on January 1, 2005 and 100% of the third semiannual assessment on July 1, 2005. Hudson City Savings paid an assessment of $2.3 million in 2004.

Branching. The Office of Thrift Supervision regulations authorize federally chartered savings banks to branch nationwide to the extent allowed by federal statute. This permits federal savings and loan associations with interstate networks to more easily diversify their loan portfolios and lines of business geographically. Office of Thrift Supervision authority preempts any state law purporting to regulate branching by federal savings associations.

Anti-Money Laundering and Customer Identification

Hudson City Savings is subject to Office of Thrift Supervision regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Title III of the USA PATRIOT Act and the related Office of Thrift Supervision regulations impose the following requirements with respect to financial institutions:

•	Establishment of anti-money laundering programs.

•	Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money-laundering.

•	Prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

Federal Reserve System

FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $7 million and $47.6 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $47.6 million. The first $7 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings’ interest-earning assets. FHLB system members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Holding Company Regulation

Hudson City, MHC and Hudson City Bancorp are unitary savings and loan holding companies within the meaning of the HOLA. As such, Hudson City, MHC and Hudson City Bancorp are registered with the Office of Thrift Supervision and are subject to the Office of Thrift Supervision regulation, examination, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Hudson City, MHC, Hudson City Bancorp and their savings bank subsidiary. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

Restrictions Applicable to New Savings and Loan Holding Companies. Gramm-Leach also restricts the powers of new unitary savings and loan holding companies. Under Gramm-Leach, all unitary savings and loan holding companies formed after May 4, 1999, such as Hudson City, MHC and Hudson City Bancorp, are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Accordingly, Hudson City Bancorp’s activities are restricted to:

•	furnishing or performing management services for a savings institution subsidiary of such holding company;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company;

•	holding or managing properties used or occupied by a savings institution subsidiary of such company;

•	acting as trustee under a deed of trust;

•	any other activity (i) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 (the “BHC Act”), unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

•	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the Office of Thrift Supervision; and

•	any activity permissible for financial holding companies under section 4(k) of the BHC Act.

Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the BHC Act include:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

•	financial, investment, or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	activities previously determined by the FRB to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.; and

•	portfolio investments made by an insurance company.

In addition, Hudson City Bancorp cannot be acquired or acquire a company unless the acquirer or target, as applicable, is engaged solely in financial activities.

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including Hudson City Bancorp and Hudson City, MHC, directly or indirectly, from acquiring:

•	control (as defined under HOLA) of another savings institution (or a holding company parent) without prior Office of Thrift Supervision approval;

•	through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior Office of Thrift Supervision approval; or

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the Office of Thrift Supervision).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

•	in the case of certain emergency acquisitions approved by the FDIC;

•	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•	if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the Office of Thrift Supervision, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution’s failure to so qualify.

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the Office of Thrift Supervision; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Federal Securities Law

Hudson City Bancorp’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. As such, Hudson City Bancorp is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

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

Bad Debt Reserves. Pursuant to the Small Business Job Protection Act of 1996, Hudson City Savings is no longer permitted to use the reserve method of accounting for bad debts, and has recaptured (taking into income) over a multi-year period a portion of the balance of its tax bad debt reserve as of December 31, 1995. Since Hudson City Savings has already provided a deferred tax liability equal to the amount of such recapture, the recapture will not adversely impact Hudson City Savings’ financial condition or results of operations.

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

Corporate Alternative Minimum Tax. In addition to the regular corporate income tax, corporations generally are subject to an alternative minimum tax, or AMT, in an amount equal to 20% of alternative minimum taxable income, to the extent the AMT exceeds the corporation’s regular income tax. The AMT is available as a credit against future regular income tax. We do not expect to be subject to the AMT.

Elimination of Dividends; Dividends Received Deduction. Hudson City Bancorp may exclude from its income 100% of dividends received from Hudson City Savings because Hudson City Savings is a member of the affiliated group of corporations of which Hudson City Bancorp is the parent. Because Hudson City, MHC is not a member of such affiliated group, it will not qualify for such 100% dividends exclusion, but it will be entitled to deduct 80% of the dividends it receives from Hudson City Bancorp so long as it owns more than 20% of the common stock of Hudson City Bancorp.

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

Item 2. Properties.

During 2004, we conducted our business through our executive office, located in Paramus, NJ, our operations center, located in Glen Rock, NJ, and 85 branch offices. At December 31, 2004, we owned 29 of our locations and leased the remaining 58. Our lease arrangements are typically long-term arrangements with third-parties that generally contain several options to renew at the expiration date of the lease.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended December 31, 2004 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 13, 1999, Hudson City Bancorp, Inc. common stock commenced trading on the Nasdaq National Market under the symbol “HCBK.” The table below shows the reported high and low sales prices of the common stock during the periods indicated. Certain share, per share and dividend information reflects the 100% stock dividend that was effective June 17, 2002.

		Sales Price		Dividend Information
				Amount
		High	Low	Per Share	Date of Payment
2003
	First quarter	$20.45	$18.55	$0.11	March 3, 2003

	Second quarter	26.45	20.05	0.12	June 2, 2003

	Third quarter	30.96	25.36	0.14	September 2, 2003

	Fourth quarter	38.48	30.68	0.15	December 1, 2003

2004
	First quarter	40.38	35.81	0.16	March 1, 2004

	Second quarter	38.38	31.39	0.17	June 1, 2004

	Third quarter	35.90	32.25	0.18	September 1, 2004

	Fourth quarter	41.00	34.79	0.19	December 1, 2004

On January 18, 2005, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of twenty cents ($0.20) per common share outstanding that will be paid on March 1, 2005 to stockholders of record as of the close of business on February 4, 2005. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.

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

As the principal asset of Hudson City Bancorp, Hudson City Savings provides the principal source of funds for the payment of dividends by Hudson City Bancorp. Hudson City Savings is subject to certain restrictions that may limit its ability to pay us dividends. Hudson City Savings may not pay dividends to Hudson City Bancorp if paying such dividends would cause it to fail to meet capital requirements or cause its stockholders’ equity to be reduced below the amounts required for its liquidation account. See Note 2 of Notes to Consolidated Financial Statements in Item 8 of this report for a further discussion of the liquidation account. For more information regarding the limitations on dividends paid by Hudson City Savings, see “Regulation of Hudson City Savings Bank and Hudson City Bancorp – Federally Chartered Savings Bank Regulation – Limitation on Capital Distributions.”

As of February 4, 2005, there were approximately 16,301 holders of record of Hudson City Bancorp common stock.

The following table reports information regarding repurchases of our common stock during the fourth quarter of 2004 and the stock repurchase plans approved by our Board of Directors.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1) (2)(3)
October 1 thru October 31, 2004	—	—	—	3,101,221

November 1 thru November 30, 2004	25,000	37.32	25,000	3,076,221

December 1 thru December 31, 2004	—	—	—	3,076,221

Total	25,000	37.32	25,000

(1)	On March 20, 2003, Hudson City Bancorp announced the adoption of its fifth Stock Repurchase Program, which authorized the purchase of up to 9,525,000 shares of common stock. This program has no expiration date.

(2)	No repurchase plan or program has expired or been terminated during the quarter.

(3)	Shares indicated are determined as of the close of business on the last day of the period presented.

Item 6. Selected Financial Data

The summary information presented below under “Selected Financial Condition Data,” “Selected Operating Data” and “Selected Financial Ratios and Other Data” at or for each of the years presented is derived in part from the audited consolidated financial statements of Hudson City Bancorp. The following information is only a summary and you should read it in conjunction with our audited consolidated financial statements in Item 8 of this document. Certain share, per share and dividend information reflects the 100% stock dividend that was effective June 17, 2002.

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Selected Financial Condition Data:
Total assets	$20,145,981	$17,033,360	$14,144,604	$11,426,768	$9,380,373
Loans	11,363,039	8,803,066	6,970,900	5,968,171	4,872,740
Federal Home Loan Bank of New York stock	140,000	164,850	137,500	81,149	73,629
Investment securities held to maturity	1,334,249	1,366	1,406	1,441	1,481
Investment securities available for sale	1,594,639	2,243,812	560,932	167,427	876,667
Mortgage-backed securities held to maturity	3,755,921	4,292,444	4,734,266	4,478,488	3,262,035
Mortgage-backed securities available for sale	1,620,708	1,130,257	1,391,895	530,690	—
Total cash and cash equivalents	168,183	254,584	240,796	101,814	187,111
Foreclosed real estate, net	878	1,002	1,276	250	438
Total deposits	11,477,300	10,453,780	9,138,629	7,912,762	6,604,121
Total borrowed funds	7,150,000	5,150,000	3,600,000	2,150,000	1,250,000
Total stockholders’ equity	1,402,884	1,329,366	1,316,083	1,288,736	1,464,569

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Selected Operating Data:
Total interest and dividend income	$915,058	$777,328	$784,217	$690,498	$614,041
Total interest expense	430,066	376,354	395,774	403,427	360,039

Net interest income	484,992	400,974	388,443	287,071	254,002

Provision for loan losses	790	900	1,500	1,875	2,130

Net interest income after provision for loan losses	484,202	400,074	386,943	285,196	251,872

Non-interest income:
Service charges and other income	5,128	5,338	5,947	4,694	4,541
Gains on securities transactions, net	11,429	24,326	2,066	—	—

Total non-interest income	16,557	29,664	8,013	4,694	4,541

Total non-interest expense	118,348	102,527	93,541	81,824	78,997

Income before income tax expense	382,411	327,211	301,415	208,066	177,416

Income tax expense	143,145	119,801	109,382	73,517	62,590

Net income	$239,266	$207,410	$192,033	$134,549	$114,826

	At or for the Year Ended December 31,
	2004		2003		2002		2001		2000
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	1.29%		1.34%		1.50%		1.32%		1.29%
Return on average stockholders’ equity	17.66		15.38		14.84		10.09		7.87
Net interest rate spread (1)	2.43		2.37		2.66		2.12		1.91
Net interest margin (2)	2.66		2.65		3.10		2.87		2.90
Non-interest expense to average assets	0.64		0.66		0.73		0.80		0.89
Efficiency ratio (3)	23.60		23.81		23.59		28.04		30.55
Average interest-earning assets to average interest-bearing liabilities	1.09	x	1.11	x	1.14	x	1.19	x	1.24	x

Share and Per Share Data:
Basic earnings per share	$1.33		$1.14		$1.04		$0.69		$0.52
Diluted earnings per share	1.29		1.11		1.01		0.68		0.52
Cash dividends paid per common share	0.70		0.52		0.345		0.235		0.145
Dividend pay-out ratio (4)	52.63%		45.61%		33.17%		34.06%		27.88%
Stockholders’ equity per common share	$7.85		$7.33		$7.22		$6.87		$6.89
Weighted average number of common shares outstanding:
basic	179,856,896		182,568,936		184,928,344		195,862,296		219,014,380
diluted	184,965,868		187,673,653		190,005,378		198,987,520		219,937,552

Capital Ratios:
Average stockholders’ equity to average assets	7.29%		8.73%		10.12%		13.05%		16.35%
Stockholders’ equity to assets (6)	6.96		7.80		9.30		11.28		15.61

Regulatory Capital Ratios of Bank:
Leverage capital (5)	6.36%		7.52%		8.85%		10.64%		14.16%
Total risk-based capital (7)	17.49		20.89		26.81		31.96		43.06

Asset Quality Ratios:
Non-performing loans to total loans	0.19%		0.23%		0.29%		0.26%		0.27%
Non-performing assets to total assets	0.11		0.12		0.15		0.14		0.14
Allowance for loan losses to non-performing loans	126.44		131.09		126.27		153.44		170.67
Allowance for loan losses to total loans	0.24		0.30		0.37		0.40		0.45

Net charge-offs (recoveries) to average loans	—		—		—		—		—

Branch and Deposit Data:
Number of deposit accounts	476,627		491,293		503,998		495,871		463,369
Branches	85		81		81		80		79

Average deposits per branch (thousands)	$135,027		$129,059		$112,823		$98,910		$83,596

(1)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(2)	Determined by dividing net interest income by average total interest-earning assets.

(3)	Determined by dividing total non-interest expense by the sum of net interest income and total non-interest income.

(4)	The dividend pay-out ratio for 2004 uses amount per share information that does not reflect the dividend waiver by Hudson City, MHC.

(5)	Ratios determined pursuant to FDIC regulations for 2003 and prior years. Beginning January 1, 2004, Hudson City Savings became subject to the capital requirements under OTS regulations.

(6)	We had no goodwill at any of the dates presented. Accordingly, our tangible stockholders’ equity to assets is the same at each date as our stockholders’ equity to assets.

(7)	The calculation is the same under both OTS and FDIC regulations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with Hudson City Bancorp’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in Item 8, and the other statistical data provided elsewhere in this document.

Executive Summary

Our results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Our results are also affected by the price of our stock, as the expense of certain of our employee stock compensation plans is related to the current price of our common stock.

Our net income for 2004 grew $31.9 million to $239.3 million. Basic and diluted earnings per share for 2004 were $1.33 and $1.29, respectively. The increase in net income was primarily the result of the growth of our assets to $20.15 billion at December 31, 2004 from $17.03 billion at December 31, 2003. Our return on average assets for 2004 was 1.29%. Our asset growth was funded from a $2.0 billion increase in borrowed funds and a $1.03 billion increase in total deposits. Stockholder’s equity grew $73.5 million during 2004, with repurchases of common stock partially offsetting growth due to net income. Our return on average stockholders equity for 2004 was 17.66%.

During 2004, we continued to grow our balance sheet consistent with our traditional thrift business model and the growth initiatives we have employed during recent periods. Our balance sheet growth, primarily due to increases in residential first mortgage loans and callable government-sponsored agency securities classified as held to maturity, was funded principally by customer deposits and borrowed funds. The growth in our core investment of residential first mortgage loans was due to our continued strong levels of loan purchases that allows us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model.

The growth in customer deposits was primarily due to the continued success of our interest-bearing High Value Checking account. Borrowed funds were increased to meet the goals of our growth initiatives and to take advantage of the still historically low interest rate environment. Our ability to grow our business with relatively low cost interest-bearing liabilities, notwithstanding the general increase in short-term interest rates, resulted in the increase in our net interest income during the year ended December 31, 2004.

Short-term market interest rates generally increased during 2004, primarily during the last three quarters of the year. The Federal Open Market Committee (“FOMC”) of the Federal Reserve Bank increased the overnight lending rate 25 basis points at each of the five regularly scheduled meetings beginning in June 2004. The rates we paid on our deposit products, which are generally tied to short-term market rates, also increased during 2004. Overall, during 2004, long-term market interest rates generally decreased, notwithstanding an increase during the second quarter of 2004. The rates we earned on our mortgage loans, which are generally tied to long-term market rates, also decreased during 2004. This general increase in short-term interest rates, in conjunction with the slight decrease in long-term interest rates, has flattened the market yield curve.

Despite the impact on our 2004 net interest income due to the increases in short-term interest rates, the flattening of the market yield, and the timing impact of placement of interest-sensitive assets and liabilities on the balance sheet, both our net interest rate spread and net interest margin increased during 2004 due to the proportionally larger growth of our first mortgage loans when compared to total interest-earning assets, as the interest rate earned on first mortgage loans is greater than the overall yield on our total interest-earning assets.

We anticipate short-term market interest rates will continue to increase in 2005, and long-term market interest rates will begin to increase, but not as fast as short-term interest rates. The result of this potential market interest rate scenario would be a further flattening of the market yield curve, which would cause the spread between long-term interest rates and short-term interest rates to decrease.

If this occurs, the resulting interest rate environment is expected to have a negative impact on our results of operations as our interest-bearing liabilities, both deposits and borrowed funds, generally price off short-term interest rates, while our interest-earning assets, both mortgage loans and securities, generally price off long-term interest rates. If both short- and long-term interest rates increase by the same amount, and the shape of the yield curve does not change, the resulting environment is also likely to have a negative impact on our results of operations, as our interest-bearing liabilities will reset to the current market interest rate faster than our interest-earning assets.

Prepayment activity decreased on our mortgage-related assets during 2004 when compared to the prepayment activity experienced during 2003. This decrease in prepayment activity was due to the general stability of long-term interest rates during the second half of 2003 and 2004, notwithstanding the slight decreases in long-term interest rates during 2004. The decrease in prepayment rates was also due to the large volume of refinancing and modification activity that occurred during the declining interest rate environment of 2003. The mortgage-related assets that were purchased or originated with the cash flows from this prepayment activity will not tend to prepay as fast, as their contractual interest rate is relatively low. The slowing of the prepayment activity in turn decreased the amount of related premium amortized on these assets during 2004. The decrease in the prepayment activity and the slowing of the premium amortization generally had a positive impact on our net interest income, net interest rate spread and net interest margin for 2004 when compared to 2003.

The low interest rate environment of 2004 afforded us the opportunity to realize gains on certain of our mortgage-backed securities prior to interest rate changes, such as the long-term interest rate increase seen in the second quarter of 2004, which would have adversely affected their fair market value. The low market interest rates caused increases in the fair market value of the fixed-rate mortgage-backed securities sold. The larger volume of sales and larger gain reported for 2003, when compared with the gain reported for 2004, resulted from the enhanced opportunities to realize gains on sales due to the declining interest rate environment experienced during 2003. We may continue to realize gains on the sale of securities if given the opportunity to sell these assets in a favorable interest rate environment and reinvest the proceeds advantageously.

We expect to continue to grow our assets primarily through the origination and purchase of mortgage loans, while purchasing investment and mortgage-backed securities as a supplement to our mortgage loans. We plan that approximately half of these originations and purchases will be short-term or variable-rate in nature, in order to assist in the management of interest rate risk. The primary funding for our asset growth is expected to come from customer deposits and borrowed funds, also using borrowed funds as a means to extend the maturity of our liabilities. We plan that the funds borrowed will have initial reprice or maturity dates of three to five years in order to assist in the management of interest rate risk.

We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices. We opened three additional branch offices in New Jersey and our first branch in Suffolk County, NY during 2004. We have received regulatory approval to open an additional three branch offices in New Jersey and four additional branch offices in Suffolk County. We also plan to open two branch offices in Staten Island, NY during the first half of 2005. We will continue to explore branch expansion opportunities in market areas that present significant opportunities for our traditional thrift business model and intend to open ten to fifteen branches per year. Although new branching activity results in additional expenses, overall we continue to maintain a low level of operating expenses.

Effective January 1, 2004, Hudson City Savings converted to a federal savings bank charter and became subject to supervision and regulation by the OTS. Hudson City Bancorp and Hudson City, MHC, as savings and loan holding companies, are also subject to supervision and regulation by the OTS.

On December 16, 2004, the Boards of Directors of Hudson City Bancorp, Hudson City Savings and Hudson City, MHC unanimously adopted a Plan of Conversion and Reorganization (the “Plan”). Under the terms of the Plan, Hudson City Savings will reorganize from the two-tier mutual holding company structure to a stock holding company structure and Hudson City Bancorp will undertake a “second-step” stock offering of new shares of common stock. Hudson City, MHC will be merged into Hudson City Bancorp as part of the reorganization. The transactions contemplated by the Plan are subject to the approval of Hudson City Savings’ depositors, Hudson City Bancorp’s stockholders (other than Hudson City, MHC) and regulatory agencies. We believe the transactions should be completed in the second quarter of 2005.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

During 2004, our total assets increased $3.12 billion, or 18.3%, to $20.15 billion at December 31, 2004 from $17.03 billion at December 31, 2003. Loans increased $2.56 billion, or 29.1%, to $11.36 billion at December 31, 2004 from $8.80 billion at December 31, 2003. The increase in loans reflected our loan purchase activity, our continued focus on the origination of one- to four-family first mortgage loans, primarily in New Jersey and the New York metropolitan area, and a significant decline in loan prepayment activity during the period. For 2004, we purchased first mortgage loans of $3.12 billion and originated first mortgage loans of $1.38 billion, compared with purchases of $3.21 billion and originations of $2.17 billion for 2003. The larger volume of purchased mortgage loans, when compared to the amount of mortgage loans originated, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model.

We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available. The lower volume of origination activity was primarily due to a decline in refinancing activity.

Our first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans and were primarily fixed-rate loans. At December 31, 2004, fixed-rate mortgage loans accounted for 92.5% of our first mortgage loan portfolio compared with 90.9% at December 31, 2003. This percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice, while our interest-bearing deposits and callable borrowed funds would reprice, from time to time, to the higher market interest rates.

During 2004, $144.0 million of our loan originations were the result of refinancing of our existing mortgage loans compared with $530.4 million during 2003. The dollar amount of refinancing of existing mortgage loans was included in total loan originations. We allow customers with Hudson City originated loans to modify, for a fee, their existing mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to low long-term interest rates. In general, all terms and conditions of the existing mortgage loan remain the same except the adjustment of the interest rate to the currently offered fixed-rate product with a similar term to maturity or to a reduced term at the request of the borrower. Modifications of our existing mortgage loans during 2004 were approximately $220.1 million compared with $1.46 billion during 2003. These loan modifications were not reflected in loan origination totals. We feel loan refinancing and modification activity are inversely related to the level of interest rates. The decrease in the refinancing and modification activity, when comparing the 2004 activity to the 2003 activity, was due to the general stability of long-term interest rates during 2004 compared to the steeply declining interest rate environment during the first half of 2003 and prior periods. If long-term rates increase or remain relatively stable, we expect the amount of loan refinancings and modifications to remain at the 2004 levels or decrease.

Investment securities held to maturity increased to $1.33 billion at December 31, 2004 from $1.4 million at December 31, 2003. During 2004, we began to classify certain of our government-sponsored agency security purchases as held to maturity. This increase in investment securities held to maturity reflected, in part, the subsequent reinvestment of part of the resulting cash flows from the $649.2 million decrease of investment securities available for sale due to calls of such securities during 2004. The increase in investment securities held to maturity also represented a strategy to shorten the overall final maturity of our interest-earning assets, while continuing to grow our balance sheet, by investing a portion of the cash flows from our mortgage-related assets into investment securities. Of the agency securities purchased and classified as held to maturity, $621.6 million have step-up features, where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. The initial rate for the securities purchased was higher than interest rates on similar agency securities offered at the time of purchase without the step-up feature. The rate increases are at least one percent per adjustment and are fixed over the life of the security.

Overall, the aggregate balance of the mortgage-backed securities portfolio remained relatively stable at $5.38 billion at December 31, 2004 compared with $5.42 billion at December 31, 2003. Payments received on mortgage-backed securities were primarily reinvested into fixed-rate mortgage-backed securities at the prevailing market interest rates. Accrued interest receivable increased $17.3 million, primarily due to increased balances in loans and investments. Fixed assets increased $5.0 million primarily due to our branch expansion.

Total liabilities increased $3.04 billion, or 19.4%, to $18.74 billion at December 31, 2004 compared with $15.70 billion at December 31, 2003. Total deposits increased $1.03 billion, or 9.8%, to $11.48 billion at December 31, 2004 from $10.45 billion at December 31, 2003. The increase in total deposits was primarily used to fund our growth initiatives. Interest-bearing deposits increased $1.00 billion primarily due to an increase of $1.48 billion in our interest-bearing High Value Checking account product, partially offset by a $405.8 million decrease in time deposits. We believe the increase in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our interest-bearing High Value Checking account product. The balance in the High Value Checking account at December 31, 2004 was $4.19 billion compared with $2.71 billion at December 31, 2003. We believe the decrease in time deposits was due, in part, to transfers to our High Value Checking account and significant competition for deposits in the New York metropolitan area.

Borrowed funds increased $2.00 billion, or 38.8%, to $7.15 billion at December 31, 2004 from $5.15 billion at December 31, 2003. The additional borrowed funds were primarily used to fund our asset growth. Borrowed funds were comprised of $5.30 billion of securities sold under agreements to repurchase and $1.85 billion of FHLB advances. Securities pledged as collateral against our securities sold under agreements to repurchase had a market value at December 31, 2004 of approximately $5.63 billion. Advances from the FHLB utilize our mortgage portfolio as collateral. The $3.75 billion in new borrowings, which had initial call dates of predominately two to four years from the date of borrowing, were partially offset by calls and maturities of borrowed funds in an aggregate amount of $1.75 billion.

Total stockholders’ equity increased $73.5 million, or 5.5%, to $1.40 billion at December 31, 2004 from $1.33 billion at December 31, 2003. The increase in stockholders’ equity was primarily due to net income of $239.3 million for 2004, a $6.5 million increase due to the exercise of 900,198 stock options, a $20.9 million permanent tax benefit due to the exercise of stock options and the vesting of employee stock benefit plans, and a $19.5 million increase due to the commitment of shares for our employee stock benefit plans.

These increases to stockholders’ equity were partially offset by repurchases of 4,590,200 shares of our common stock at an aggregate cost of $161.7 million, purchases of 200,000 shares of common stock for our recognition and retention plan at an aggregate cost of $7.3 million, cash dividends declared and paid to common stockholders of $40.5 million and a $3.1 million increase in accumulated other comprehensive loss primarily due to a decrease in the fair value of our available for sale investment portfolio. As of December 31, 2004 there remained 3,076,221 shares authorized to be purchased under our current stock repurchase program. The decrease from prior years in the amount of the cash dividend paid to common stockholders reflects the waiver of receipt of the dividend by Hudson City, MHC, the majority stockholder of Hudson City Bancorp in accordance with the regulations and policies of the OTS. Prior to 2004, Hudson City, MHC was subject to the policies of the FDIC, which did not permit dividend waivers.

At December 31, 2004, the ratio of total stockholders’ equity to total assets was 6.96% compared with 7.80% at December 31, 2003. For the year ended December 31, 2004, the ratio of average stockholders’ equity to average assets was 7.29% compared with 8.73% for the year ended December 31, 2003.

The decrease in these ratios was primarily due to our capital management strategy of planned asset growth, and a slower percentage growth in stockholders’ equity as compared to the percentage growth in assets, due to payment of cash dividends and stock repurchases. Stockholders’ equity per common share was $7.85 at December 31, 2004 compared with $7.33 at December 31, 2003.

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

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for 2004, 2003, and 2002. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	For the Year Ended December 31,
	2004				2003				2002
			Average				Average				Average
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$9,783,953	$539,966	5.52%		$6,989,907	$414,417	5.93%		$6,352,764	$440,073	6.93%
Consumer and other loans	144,621	8,650	5.98		129,087	8,379	6.49		139,432	10,027	7.19
Federal funds sold	124,755	1,580	1.27		170,302	1,794	1.05		153,773	2,427	1.58
Mortgage-backed securities, at amortized cost	5,379,439	242,335	4.50		5,948,336	268,235	4.51		5,461,673	307,743	5.63
Federal Home Loan Bank stock	150,104	3,213	2.14		156,721	4,424	2.82		101,591	5,002	4.92
Investment securities at amortized cost	2,671,263	119,314	4.47		1,733,236	80,079	4.62		315,153	18,945	6.01

Total interest-earning assets	18,254,135	915,058	5.01		15,127,589	777,328	5.14		12,524,386	784,217	6.26

Noninterest-earning assets	334,712				325,230				263,718

Total assets	$18,588,847				$15,452,819				$12,788,104

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings accounts	$942,486	9,359	0.99		$927,191	10,680	1.15		$869,823	17,212	1.98
Interest-bearing demand accounts	3,575,468	79,750	2.23		1,971,581	43,516	2.21		370,843	9,450	2.55
Money market accounts	593,426	5,681	0.96		623,442	6,889	1.10		593,021	11,697	1.97
Time deposits	5,482,554	120,023	2.19		5,970,416	148,254	2.48		6,311,562	217,416	3.44

Total interest-bearing deposits	10,593,934	214,813	2.03		9,492,630	209,339	2.21		8,145,249	255,775	3.14
Borrowed funds	6,098,282	215,253	3.53		4,090,459	167,015	4.08		2,854,658	139,999	4.90

Total interest-bearing liabilities	16,692,216	430,066	2.58		13,583,089	376,354	2.77		10,999,907	395,774	3.60

Noninterest-bearing liabilities:
Noninterest-bearing deposits	415,905				409,220				391,865
Other noninterest-bearing liabilities	125,929				111,706				102,001

Total noninterest-bearing liabilities	541,834				520,926				493,866

Total liabilities	17,234,050				14,104,015				11,493,773
Stockholders’ equity	1,354,797				1,348,804				1,294,331

Total liabilities and stockholders’ equity	$18,588,847				$15,452,819				$12,788,104

Net interest income		$484,992				$400,974				$388,443

Net interest rate spread (2)			2.43%				2.37%				2.66%
Net interest-earning assets	$1,561,919				$1,544,500				$1,524,479

Net interest margin (3)			2.66%				2.65%				3.10%
Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.11	x			1.14	x

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

	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
First mortgage loans, net	$155,901	$(30,352)	$125,549	$41,578	$(67,234)	$(25,656)
Consumer and other loans	960	(689)	271	(713)	(935)	(1,648)
Federal funds sold	(540)	326	(214)	242	(875)	(633)
Mortgage-backed securities	(25,313)	(587)	(25,900)	25,625	(65,133)	(39,508)
Federal Home Loan Bank stock	(181)	(1,030)	(1,211)	2,064	(2,642)	(578)
Investment securities	41,920	(2,685)	39,235	66,479	(5,345)	61,134

Total	172,747	(35,017)	137,730	135,275	(142,164)	(6,889)

Interest-bearing liabilities:
Savings accounts	175	(1,496)	(1,321)	1,075	(7,607)	(6,532)
Interest-bearing demand accounts	35,836	398	36,234	35,492	(1,426)	34,066
Money market accounts	(331)	(877)	(1,208)	573	(5,381)	(4,808)
Time deposits	(11,613)	(16,618)	(28,231)	(11,222)	(57,940)	(69,162)
Borrowed funds	73,146	(24,908)	48,238	53,248	(26,232)	27,016

Total	97,213	(43,501)	53,712	79,166	(98,586)	(19,420)

Net change in net interest income	$75,534	$8,484	$84,018	$56,109	$(43,578)	$12,531

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

General. Net income was $239.3 million for the year ended December 31, 2004, an increase of $31.9 million, or 15.4%, compared with net income of $207.4 million for the year ended December 31, 2003. Basic and diluted earnings per common share were $1.33 and $1.29, respectively, for 2004 compared with basic and diluted earnings per share of $1.14 and $1.11, respectively, for 2003. For the year ended December 31, 2004 our return on average stockholders’ equity was 17.66% compared with 15.38% for 2003. The increase in the return on average stockholders’ equity was primarily due to the growth of our net income and a slower percentage growth of stockholders’ equity due to payment of cash dividends and stock repurchases. Our return on average assets for 2004 was 1.29% compared with 1.34% for 2003. The decrease in the return on average assets was primarily due to our overall balance sheet growth in the prevailing interest rate environments of 2003 and 2004.

Interest and Dividend Income. Total interest and dividend income increased $137.8 million, or 17.7%, to $915.1 million for the year ended December 31, 2004 compared with $777.3 million for the year ended December 31, 2003. The increase in total interest and dividend income was primarily due to a $3.12 billion, or 20.6%, increase in the average balance of total interest-earning assets to $18.25 billion for the year ended December 31, 2004 compared with $15.13 billion for the year ended December 31, 2003. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods. The impact on interest and dividend income from the increase in the average balance of our total interest-earning assets was partially off-set by a 13 basis point decrease in the average yield on total interest-earning assets to 5.01% for 2004 from 5.14% for 2003, primarily reflecting the growth of our interest-earning assets during the prevailing interest rate environments of 2003 and 2004.

The $125.6 million increase in interest and fee income on first mortgage loans was primarily due to a $2.79 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on balance sheet growth in our core business of first mortgage loans. The increase in mortgage loan income due to the increase in the average balance was partially offset by a 41 basis point decrease in the average yield, which reflected the large volume of loan origination and purchase activity during the prevailing long-term interest rate environments of 2003 and 2004.

The $39.2 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of investment securities of $938.0 million, which reflected the subsequent reinvestment of certain of the cash flows from the prepayment activity on our mortgage-related assets in 2003 and 2004 into investment securities, and was consistent with the decision to shorten the overall weighted-average life of our interest-earning assets by investing in callable securities with initial call dates of three months to one year and final maturity dates of five to seven years. The increase in income on total investment securities due to the increase in the average balance was partially offset by a 15 basis point decrease in the average yield on our investment securities, which reflected the large volume of purchases made during the prevailing interest rate environments of 2003 and 2004.

The $25.9 million decrease in interest income on total mortgage-backed securities was primarily due to a $568.9 million decrease in the average balance of total mortgage-backed securities, which reflected the high volume of prepayment activity, the sales of mortgage-backed securities available for sale, and the subsequent reinvestment of certain of the resulting cash flows into investment securities or purchased mortgage loans. The decrease in interest income on total mortgage-backed securities also reflected a 1 basis point decrease in the average yield on mortgage-backed securities.

The impact on mortgage-backed securities interest income of the decline in the average balance and weighted average yield was partially offset by the slowing of the net premium amortization due to the decline in prepayment activity during the second half of 2003 and 2004.

Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $53.7 million, or 14.3%, to $430.1 million for the year ended December 31, 2004 from $376.4 million for the year ended December 31, 2003. This increase was primarily due to a $3.11 billion, or 22.9%, increase in the average balance of total interest-bearing liabilities to $16.69 billion for the year ended December 31, 2004 compared with $13.58 billion for the year ended December 31, 2003. The impact of the increase in the average balance of total interest-bearing liabilities was offset, in part, by a 19 basis point decrease in the average cost of total interest-bearing liabilities to 2.58% for 2004 from 2.77% for 2003.

Interest expense on borrowed funds increased $48.3 million primarily due to a $2.01 billion increase in the average balance of borrowed funds to $6.10 billion for 2004, the impact of which was partially offset by a 55 basis point decrease in the average cost of borrowed funds to 3.53% for 2004. The increase in the average balance of borrowed funds was used to fund asset growth. The decrease in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the prevailing interest rate environments that existed during 2003 and 2004. We intend to continue to use borrowed funds as a funding source for our asset growth initiatives, with new borrowings primarily having periods to initial repricing of three to five years.

Interest expense on interest-bearing deposits increased $5.5 million primarily due to a $1.10 billion increase in the average balance of interest-bearing deposits to $10.59 billion for 2004, the impact of which was partially offset by an 18 basis point decrease in the average cost to 2.03%. The increase in the average balance of interest-bearing deposits, primarily used to fund asset growth, reflected a $1.61 billion increase in the average balance of interest-bearing demand accounts due to the growth in our High Value Checking account product. We believe the increase in the average balance of interest-bearing deposits was primarily due to our consistent offering of competitive rates on our High Value Checking account product. We believe the $487.9 million decrease in the average balance of time deposits was due in part to transfers to our High Value Checking account and significant competition for deposits in the New York metropolitan area. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay competitive rates and by opening new branch offices, while supplementing the deposit growth with borrowed funds.

The 18 basis point decrease in the average cost of interest-bearing deposits primarily reflected a 29 basis point decrease in the average cost of our time deposits, a 16 basis point decrease in the average cost of savings accounts and a 14 basis point decrease in the average cost of money market accounts. These decreases were partially offset by a 2 basis point increase in the average cost of interest-bearing demand deposits reflecting the increasing short-term interest rate environment of 2004. This decrease in the average cost of interest-bearing deposits reflected the prevailing interest rate environments experienced during 2003 and 2004.

Net Interest Income. Net interest income increased $84.0 million, or 20.9%, to $485.0 million for the year ended December 31, 2004 compared with $401.0 million for the year ended December 31, 2003. This increase primarily reflected our growth initiatives, which resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities, and the net interest rate spread earned on this growth. Our net interest rate spread, determined by subtracting the weighted-average cost of total interest-bearing liabilities from the weighted-average yield on total interest-earning assets, increased 6 basis points to 2.43% for 2004 from 2.37% for 2003. Our net interest margin, determined by dividing net interest income by total average interest-earning assets, increased 1 basis point to 2.66% for 2004 from 2.65% for 2003.

The increases in these ratios reflected the larger decrease in the cost of total interest-bearing liabilities compared with the decrease in the yield of total interest-earning assets primarily due to the decreased prepayment activity on our mortgage-related assets, and the resulting decrease in the amortization of the net premium on these assets. The increase in these ratios also reflected the overall shift in our asset mix towards first mortgage loans, which have a higher yield than our other interest-earning assets, the impact of which was partially offset by an overall shift in our liability mix toward borrowed funds, which have a higher average rate than our other interest-bearing liabilities.

Provision for Loan Losses. Our provision for loan losses for the year ended December 31, 2004 was $790,000 compared with $900,000 for the year ended December 31, 2003. Net charge-offs for the year ended December 31, 2004 were $18,000 compared with net recoveries of $146,000 for the year ended December 31, 2003. The allowance for loan losses increased $772,000 to $27.3 million at December 31, 2004 from $26.5 million at December 31, 2003. The increase in the allowance for loan losses, through the provision for loan losses, reflected the overall growth of the loan portfolio, increases in non-performing loans and low levels of charge-offs.

Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $1.3 million to $21.6 million at December 31, 2004 from $20.3 million at December 31, 2003, primarily reflecting increases in non-accrual loans. The ratio of non-performing loans to total loans was 0.19% at December 31, 2004 compared with 0.23% at December 31, 2003. The ratio of the allowance for loan losses to non-performing loans was 126.44% at December 31, 2004 compared with 131.09% at December 31, 2003. The ratio of the allowance for loan losses to total loans was 0.24% at December 31, 2004 compared with 0.30% at December 31, 2003.

During 2004, we lowered the loss factors used in our worksheet on our purchased mortgage loans to reflect the seasoning of the portfolio, and the charge-off and delinquency experience. Notwithstanding such decrease, we have maintained a minimal provision for loan losses during 2004 to reflect expected losses resulting from the actual growth in our loan portfolio. We consider the ratio of allowance for loan losses to total loans at December 31, 2004, given our primary lending emphasis and current market conditions, to be at an acceptable level. Furthermore, the increase in the allowance for loan losses during 2004 reflected the growth in the loan portfolio, the low levels of loan charge-offs, the stability in the real estate market and the resulting stability in our overall loan quality.

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

Non-Interest Income. Total non-interest income decreased $13.1 million to $16.6 million for the year ended December 31, 2004 from $29.7 million for the year ended December 31, 2003. The decrease in non-interest income primarily reflected a $12.9 million decrease in gains on securities transactions, net to $11.4 million for 2004 from $24.3 million for 2003, primarily due to decreases in sales of mortgage-backed securities. The $11.4 million gain on securities transactions during 2004 resulted from an opportunity to realize gains from the sale of certain available for sale mortgage-backed securities prior to interest rate changes, such as seen in the second quarter of 2004, which would have had an adverse impact on their fair market value. The historically low interest rate environment enabled us to realize these gains on the sales of securities, as the lower rates increased the fair value of the fixed-rate securities sold. The gains in 2003 resulted from the enhanced opportunities to realize gains due to the declining interest rate environment. The total cash flow from the sales of these securities during 2004 was $510.5 million, which was subsequently reinvested into mortgage loans and investment securities.

Non-Interest Expense. Total non-interest expense increased $15.8 million, or 15.4%, to $118.3 million for the year ended December 31, 2004 from $102.5 million for the year ended December 31, 2003. The increase was primarily due to increases in compensation and employee benefit expense related to our employee stock benefit plans, compensation expense related to staff increases due to our branch expansion program, occupancy expenses due to our branch expansion program and expenses related to internal control evaluation and testing in order to comply with the new certification requirements imposed by the Sarbanes-Oxley Act and other regulatory costs. Our efficiency ratio was 23.60% for 2004 compared with 23.81% for 2003. Our ratio of non-interest expense to average total assets for 2004 was 0.64% compared with 0.66% for 2003. The relative stability of these ratios reflected our efforts to control costs, notwithstanding the actual increase in non-interest expense, as our average assets grew in excess of 20.0% when comparing 2004 to 2003.

Income Taxes. Income tax expense increased $23.3 million, or 19.4%, to $143.1 million for the year ended December 31, 2004 from $119.8 million for the year ended December 31, 2003, primarily due to the 16.9% increase in income before income tax expense. Our effective tax rate increased for 2004 to 37.43% from 36.61% for 2003, primarily due to the expense of the employee stock ownership plan, which is not fully deductible for income tax purposes.

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

Investment securities available for sale increased $1.68 billion to $2.24 billion at December 31, 2003 from $560.9 million at December 31, 2002. The increase in investment securities available for sale primarily reflected the investment of part of the cash flow from the high levels of prepayment activity on our mortgage-related assets into investment securities. The increase in investment securities also reflected our decision to shorten the overall weighted-average life of our assets by investing in callable government-sponsored agency securities with initial call dates of three months to one year and terms to maturity of generally less than ten years. Mortgage-backed securities decreased $703.5 million, or 11.5%, to $5.42 billion at December 31, 2003 from $6.13 billion at December 31, 2002. This decrease was primarily due to the high level of prepayment activity and sales of approximately $1.37 billion of our mortgage-backed securities during 2003.

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are scheduled amortization and prepayments of loan and mortgage-backed securities principal, new deposits, borrowed funds, maturities and calls of investment securities and funds provided by our operations. Our membership in the FHLB provides us access to additional sources of borrowed funds, which is generally limited to twenty times the amount of FHLB stock owned.

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

When mortgage rates increase, the opposite effect on prepayment activity tends to occur and our loan origination and purchase activity becomes increasingly dependent on the strength of the residential real estate markets and the volume of home purchases and new construction activity in the markets we serve.

Principal repayments on loans were $2.02 billion during the year ended December 31, 2004 compared with $3.63 billion for the year ended December 31, 2003. Principal payments received on mortgage-backed securities totaled $1.73 billion during 2004 compared with $3.80 billion during 2003. The decrease in payments on loans and mortgage-backed securities reflected the high levels of prepayment activity in 2003, due to the declining interest rate environment during that year. The aggregate amount of maturities and calls of investment securities during 2004 was $1.42 billion compared with maturities and calls of $1.33 billion during 2003.

Total deposits increased $1.02 billion during the year ended December 31, 2004 compared with a $1.32 billion increase during year ended December 31, 2003. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the increase in interest-bearing deposits during 2004 was due primarily to our consistent offering of competitive rates on our interest-bearing High Value Checking account. Time deposit accounts scheduled to mature within one year were $3.71 billion at December 31, 2004. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to our High Value Checking account product. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis.

For the year ended December 31, 2004 we borrowed $3.75 billion compared with new borrowings of $2.03 billion for the year ended December 31, 2003. Principal payments on borrowed funds during 2004 were $1.75 billion compared with $475.0 million in 2003. The increase in principal payments reflected the increase in calls and maturities on borrowed funds during this generally increasing short-term interest rate environment and the use of borrowed funds during 2004 with maturities of less than one year. The increase in new borrowings reflected the increase in call activity and maturities of short-term borrowings and the subsequent origination of new borrowed funds to support our balance sheet growth initiatives. The funds borrowed during 2004 had initial call dates of one month to four years from the date of borrowing and final maturities of one month to ten years. At December 31, 2004, there were no borrowed funds scheduled to mature within one year, however, $2.03 billion of borrowed funds have the potential to be called within one year. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or paying-off the borrowed funds, as they mature or are called.

Our primary investing activities are the origination and purchase of one- to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $1.46 billion during the year ended December 31, 2004 compared with $2.27 billion during the year ended December 31, 2003. The decrease in originations reflected the high volume of refinancing and prepayment activity in 2003 due to the declining interest rate environment. During 2004 we purchased total loans of $3.12 billion compared with $3.21 billion during 2003. The continued larger volume of purchased mortgage loans in 2004, when compared to originated loans, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. The increase in loan purchases also reflected the asset growth strategies we have employed during recent periods, using customer deposits and borrowed funds as our funding sources. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.

Purchases of mortgage-backed securities during the year ended December 31, 2004 were $2.20 billion compared with $4.53 billion during the year ended December 31, 2003. The decrease in purchases of mortgage-backed securities reflected the decline in prepayment activity that resulted in a decrease in funds to reinvest, and a shift of reinvestment of cash flows to purchases to government-sponsored agency investment securities and mortgage loans.

During the year ended December 31, 2004, we purchased $2.11 billion of investment securities compared with purchases of $3.09 billion during the year ended December 31, 2003. This decrease in purchases was primarily due to the lower amount of investable cash flows in 2004 caused by lower prepayment activity on our mortgage-related assets. Of the investment securities purchased during 2004, $1.77 billion were classified as held to maturity. Of these securities, $621.6 million have step-up features, where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. The initial rate for the securities purchased was higher than interest rates on similar agency securities offered at the time of purchase without the step-up feature. The rate increases are at least one percent per adjustment and are fixed over the life of the security.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During 2004, we redeemed $24.9 million of FHLB common stock due to calls of funds borrowed from the FHLB. During 2003, we purchased $27.4 million of FHLB stock. The redemptions made during 2004 brought our total investment in FHLB stock to $140.0 million, the amount we are currently required to hold.

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the year ended December 31, 2004, we purchased 4,590,200 shares of our common stock at an aggregate cost of $161.7 million compared with purchases of 3,677,375 shares during the year ended December 31, 2003 at an aggregate cost of $101.1 million. At December 31, 2004, there were 3,076,221 shares remaining to be repurchased under the existing stock repurchase program. During 2004, the trustee of our recognition and retention plan purchased 200,000 shares of common stock for our recognition and retention plan at an aggregate cost of $7.3 million due to awards to employees made during the year.

Cash dividends declared and paid during 2004 were $40.5 million compared with $95.6 million during 2003. In the first quarter of 2004, Hudson City, MHC applied for and was granted approval from the OTS to waive receipt of dividends declared by Hudson City Bancorp during 2004. This dividend waiver provided additional operating capital and liquidity at Hudson City Bancorp. The decrease in the dividend payment reflected the waiver by Hudson City, MHC. The dividend pay-out ratio, using amount per share information that does not reflect the dividend waiver by Hudson City, MHC, was 52.63% for 2004 compared with 45.61% for 2003. On January 18, 2005, the Board of Directors declared a quarterly cash dividend of twenty cents ($0.20) per common share. The dividend is payable on March 1, 2005 to stockholders of record at the close of business on February 4, 2005.

At December 31, 2004, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 6.36%, 6.36% and 17.49%, respectively.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During 2004, Hudson City Bancorp received $226.6 million in dividend payments from Hudson City Savings, which amounted to 95.7% of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our common stock. Hudson City Bancorp’s ability to continue these activities is solely dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. (See “Regulation of Hudson City Savings Bank and Hudson City Bancorp”)

Management of Interest Rate Risk

As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During 2004, short-term interest rates generally increased and long-term interest rates slightly decreased causing a flattening of the market yield curve. This interest rate environment had an adverse impact on our net interest income as our interest-bearing liabilities generally price off short-term interest rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally price off long-term rates.

The timing of the placement of interest-earning assets and interest-bearing liabilities on our balance sheet, particularly during this rising short-term interest rate environment, also had an adverse impact on our net interest income. The impact of interest rate changes on our interest income is generally felt in later periods than the impact on our interest expense due to the timing of the recording on the balance sheet of our interest-earning assets and interest-bearing liabilities. The recording of interest-earning assets on the balance sheet generally lags the current market due to normal delays of up to three months between the time we commit to originate or purchase a mortgage loan and the time we fund the loan, while the recording of interest-bearing liabilities on the balance sheet generally reflects the current market rates.

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

Prepayment activity decreased on our mortgage-related assets during 2004 when compared to the prepayment activity experienced during 2003. This decrease in prepayment activity was due to the general stability of long-term interest rates during the second half of 2003 and 2004, compared to the first half of 2003 and earlier periods.

The mortgage-related assets resulting from this prepayment activity will not tend to prepay as fast, as their contractual interest rate is relatively low. The slowing of the prepayment activity in turn decreased the amount of related premium amortized on these assets during 2004. The decrease in the prepayment activity and the slowing of the premium amortization generally had a positive impact on our net interest income, net interest rate spread and net interest margin for 2004 when compared to 2003.

The primary objectives of our interest rate risk management strategy are to:

•	evaluate the interest rate risk inherent in our balance sheet accounts;

•	determine the appropriate level of interest rate risk given our business plan, the current business environment and our capital and liquidity requirements; and

•	manage interest rate risk in a manner consistent with the approved guidelines and policies set by our Board of Directors.

We seek to manage our asset/liability mix to help minimize the impact that interest rate fluctuations may have on our earnings.

To achieve the objectives of managing interest rate risk, our Asset/Liability Committee meets weekly to discuss and monitor the market interest rate environment compared to interest rates that are offered on our products. This committee consists of the Chief Executive Officer, the Chief Operating Officer, the Investment Officer and other senior officers of the institution as required. The Asset/Liability Committee presents periodic reports to the Board of Directors at its regular meetings and, on a quarterly basis, presents a comprehensive report addressing the results of activities and strategies and the effect that changes in interest rates will have on our results of operations and the present value of our equity.

Historically, our lending activities have emphasized one- to four-family fixed-rate first and second mortgage loans. Our planned growth in adjustable-rate assets is expected to help reduce our exposure to interest rate fluctuations and benefit our long-term profitability. However, the prevailing interest rate environment has resulted in increased demand for fixed-rate first mortgage loans. This may have an adverse impact on our net interest income, particularly in a rising interest rate environment.

The purchase of U.S. government-sponsored agency securities to supplement our purchases of adjustable-rate mortgage-backed securities has given us additional interest rate risk protection. The securities purchased have final maturity dates between five and seven years, which, when compared to mortgage loans or mortgage-backed securities, limits extension risk of principal repayment. Approximately $621.6 million of the agency securities purchased and classified as held to maturity have step-up features, where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. The initial rate for the securities purchased was higher than interest rates on similar agency securities offered at the time of purchase without the step-up feature. The rate increases are at least one percent per adjustment and are fixed over the life of the security.

Our primary source of funds has been deposits, consisting primarily of time deposits and the interest-bearing High Value Checking demand account, which have substantially shorter terms to maturity than our mortgage loan portfolio. We use securities sold under agreements to repurchase and FHLB advances as additional sources of funds. These borrowings are generally long-term to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk.

Certain of these borrowings have call options that could shorten their maturities in a changing interest rate environment. We intend to continue to grow our borrowed funds, as part of our interest rate risk management strategy with new borrowings having maturities of ten years and initial non-call periods of at least three to five years.

Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Instead, our mortgage loan portfolio, the majority of which is located in New Jersey, is subject to risks associated with the local economy. The purchases of mortgage loans have allowed us to geographically diversify our mortgage loan portfolio in order to attempt to mitigate this concentration risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2004 and did not have any such hedging transactions in place at December 31, 2004. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments, but we have no current plans to do so.

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

A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing within a specific time period exceeds the amount of interest-earning assets maturing or repricing within that same period. A gap is considered positive when the amount of interest-earning assets maturing or repricing within a specific time period exceeds the amount of interest-bearing liabilities maturing or repricing within that same time period. During a period of rising interest rates, a financial institution with a negative gap position would be expected, absent the effects of other factors, to experience a greater increase in the costs of its interest-bearing liabilities relative to the yields of its interest-earning assets and thus a decrease in the institution’s net interest income. An institution with a positive gap position would be expected, absent the effect of other factors, to experience the opposite result. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to reduce net interest income.

The following table, referred to as the gap table, presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which we anticipate to reprice or mature in each of the future time periods shown. Except as stated below, we determined the amounts of assets and liabilities shown which reprice or mature during a particular period in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability.

The information presented in the gap table is also based on the following assumptions:

•	we assumed an annual prepayment rate of 15.0% for mortgage loans repricing or maturing after one year;

•	we assumed an annual prepayment rate of 20.0% for mortgage-backed securities repricing or maturing after one year;

•	we reported savings accounts that had no stated maturity using decay rates (the assumed rate at which the balance of existing accounts would decline) of: 2.5% in less than six months, 2.5% in six months to one year, 5.0% in one year to two years, 5.0% in two years to three years, 10.0% in three years to five years, and 75.0% in over five years;

•	we reported interest-bearing demand accounts that had no stated maturity using decay rates of : 2.5% in less than six months, 2.5% in six months to one year, 10.0% in one to two years, 10.0% in two to three years, 20.0% in three years to five years, and 55.0% in over five years;

•	we reported money market accounts that had no stated maturity using decay rates of: 2.5% in less than six months, 2.5% in six months to one year, 10.0% in one to two years, 10.0% in two to three years, 20.0% in three years to five years, and 55.0% in over five years;

•	we assumed $875.0 million of borrowed funds, which are reported at maturity date, will be called in less than one year.

At December 31, 2003, the prepayment assumptions for both mortgage loans and mortgage-backed securities were 30.0%. The decrease in the assumed prepayment activity on our mortgage-related assets was due to the decline in prepayment activity experienced during 2004 and the general stability of long-term interest rates during the second half of 2003 and 2004, notwithstanding the slight decrease of long-term interest rates during 2004. We believe the 15% prepayment assumption for mortgage loans and 20% prepayment assumption for mortgage-backed securities is appropriate, notwithstanding the anticipated long-term interest rate increases, due to recent prepayment history. The prepayment assumption for mortgage loans is also supported by the fact that a significant portion of our mortgage loan portfolio is in the active New Jersey and metropolitan New York real estate market and is over the conforming loan limit. We believe these loans will tend to prepay at higher levels than other types of loans.

Our determination of deposit decay rates is based on historical experience with the varying non-maturity deposit types and an analysis of the current deposit base. The deposit decay rate assumptions are examined by a third-party for reasonableness. Deposit decay rates, prepayment rates and anticipated calls of investment securities or borrowed funds can have a significant impact on the estimated interest sensitivity gap. While we believe that our assumptions are reasonable, actual future deposit decay activity, mortgage and mortgage-backed securities prepayments, and the timing of calls of federal agency bonds and borrowings may vary materially from our estimates and assumptions. Significant increases in market interest rates may tend to reduce prepayment speeds on our mortgage-related assets, as fewer borrowers refinance their loans. At the same time, deposit decay rates may tend to increase in the shorter-term periods, as depositors seek higher yielding investments elsewhere. If these trends occur, the effect would be to make our interest sensitivity gap more negative. We have excluded non-accrual mortgage loans totaling $6,057,000 from the table.

	At December 31, 2004
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$883,388	$892,184	$1,423,202	$1,222,270	$1,317,564	$5,461,124	$11,199,732
Consumer and other loans	28,989	301	1,386	2,281	16,843	107,450	157,250
Federal funds sold	45,700	—	—	—	—	—	45,700
Mortgage-backed securities	810,663	999,416	713,610	571,933	520,569	1,760,438	5,376,629
FHLB stock	140,000	—	—	—	—	—	140,000
Investment securities	10,246	—	8	60	1,084,032	1,834,542	2,928,888

Total interest-earning assets	1,918,986	1,891,901	2,138,206	1,796,544	2,939,008	9,163,554	19,848,199

Interest-bearing liabilities:
Savings accounts	23,980	24,532	46,488	46,488	92,976	697,319	931,783
Interest-bearing demand accounts	107,252	107,252	429,010	429,010	858,020	2,359,555	4,290,099
Money market accounts	14,118	14,118	56,470	56,470	112,940	310,584	564,700
Time deposits	2,458,701	1,248,415	911,789	341,139	313,172	—	5,273,216
Borrowed funds	100,000	775,000	—	—	—	6,275,000	7,150,000

Total interest-bearing liabilities	2,704,051	2,169,317	1,443,757	873,107	1,377,108	9,642,458	18,209,798

Interest rate sensitivity gap	$(785,065)	$(277,416)	$694,449	$923,437	$1,561,900	$(478,904)	$1,638,401

Cumulative interest rate sensitivity gap	$(785,065)	$(1,062,481)	$(368,032)	$555,405	$2,117,305	$1,638,401

Cumulative interest rate sensitivity gap as a percent of total assets	(3.90)%	(5.27)%	(1.83)%	2.76%	10.51%	8.13%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	70.97%	78.20%	94.17%	107.72%	124.71%	109.00%

As indicated in the gap table at December 31, 2004, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $1.06 billion compared with our interest-bearing assets exceeding our interest-earning liabilities by $434.3 million at December 31, 2003. This represented a cumulative one-year interest rate sensitivity gap as a percent of total assets of negative 5.3% at December 31, 2004 compared with positive 2.6% at December 31, 2003. The ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year was 78.2% at December 31, 2004 compared with 108.9% at December 31, 2003. This negative gap position is expected to have an adverse impact on our net interest income in a rising interest rate environment.

The change in these ratios, year-to-year, was partially due to the decrease of the assumed prepayment rate on our mortgage-related assets and the continued growth of our primarily fixed-rate long-term mortgage loan portfolio. The change also reflects the anticipated calls of borrowed funds in the current year due to the rising interest rate environment. The impact of these items was partially offset by a shift of time deposit maturities to over one year due to internal pricing strategies, and the growth of our High Value Checking account, which we have estimated to have a decay rate in excess of one year of 95%. Had the mortgage-related prepayment assumptions used at December 31, 2003 been applied to our December 31, 2004 gap analysis, and all other assumption used at December 31, 2004 were not changed, the cumulative one-year gap as a percent of total assets would have been a positive 5.19%.

The methods used in the gap table are inherently imprecise. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans and mortgage-backed securities, have features that limit changes in interest rates on a short-term basis and over the life of the loan. If interest rates change, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable-rate loans may decrease if interest rates increase.

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2004. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

Our current policy sets a minimum ratio of the present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.50% and in the plus 200 basis point interest rate shock scenario of 5.50%. The policy in effect at December 31, 2003 set a maximum percentage change in the present value of equity of 55% in the plus and minus 200 basis points shock tests. The internal policy change from prior periods, regarding the minimum present value ratio, was due to the change in our primary regulatory agency and that agency’s interest rate risk policy requirements. We believe the 200 basis point decrease scenario may not be meaningful given the prevailing low market interest rate environment and it is not presented in the table.

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
Change in	Dollar	Dollar	Percent	Present	Percent
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)	(Dollars in thousands)
200	$1,752,586	$(782,548)	(30.87)%	9.44%	(24.54)%
100	2,186,949	(348,185)	(13.73)	11.25	(10.07)
50	2,387,254	(147,880)	(5.83)	12.02	(3.92)
0	2,535,134	—	—	12.51	—
(50)	2,467,662	(67,472)	(2.66)	12.04	(3.76)
(100)	2,271,184	(263,950)	(10.41)	11.02	(11.91)

At December 31, 2003, the percent change in the present value of equity in the 200 basis point increase scenario was negative 34.95% and in the 100 basis point decrease scenario it was negative 8.26% compared with the table above. The decreases in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios in the December 31, 2004 analysis were primarily due to the high percentage of fixed-rate mortgage loans, mortgage-backed securities and investment securities in our portfolio. At December 31, 2004, fixed-rate interest earning-assets were 85.2% of total interest-earning assets. This percentage of fixed-rate interest-earning assets to total interest-earning assets may have an adverse impact on our earnings in a rising rate environment, as these assets will not reprice in a rising rate environment. The decrease of the percent change in the present value of equity to negative 30.87% at December 31, 2004 from negative 34.95% at December 31, 2003 reflected the growth of our borrowed funds with ten year maturities and the growth of our High Value Checking product. The decreases in the present value of equity and the percent change in the present value of equity in the decreasing rate scenarios in the December 31, 2004 analysis were primarily due to the growth of our fixed-rate borrowed funds with long terms to maturity and the growth in our interest-bearing demand accounts. Fixed-rate borrowed funds, even those with call options, generally do not reprice in a decreasing rate environment.

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

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of a simultaneous and parallel interest rate change on our net interest income. Assumptions for this model are the same as those used for our present value of equity analysis.

Change in
Interest Rates	Percent Change in
(Basis points)	Net Interest Income
200	(6.80)%
100	(2.21)
50	(0.54)
0	—
(50)	(1.86)
(100)	(5.81)

Off-Balance Sheet Arrangements and Contractual Obligations

Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase mortgage-backed securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2004 and did not have any such hedging transactions in place at December 31, 2004, which would create other off-balance sheet arrangements.

The following table reports the amounts of contractual obligations for Hudson City as of December 31, 2004.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loan originations	$192,191	$192,191	$—	$—	$—
Mortgage loan purchases	298,396	298,396	—	—	—
Mortgage-backed security purchases	317,250	317,250	—	—	—
Operating leases	73,753	4,449	9,522	9,131	50,651

Total	$881,590	$812,286	$9,522	$9,131	$50,651

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity and overdraft lines of credit, which do not have fixed expiration dates, of approximately $80.4 million.

We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.

Recent Accounting Pronouncements

On January 12, 2004, the FASB issued Staff Position No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which allows companies to recognize or defer recognizing the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or Medicare Act, for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. These provisions of the Medicare Act affect accounting measurements. We adopted Staff Position No. 106-1 in the third quarter of 2004. Our disclosure in Note 11 of the Consolidated Financial Statements in Item 8 of this report incorporates the requirements of Staff Position No. 106-1.

On September 30, 2004, the FASB issued Staff Position Emerging Issues Task Force (“EITF”) Issue No. 03-01, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporarily impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remains effective. The delay will be superseded concurrent with the final issuance of EITF Issue No. 03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 will have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.

This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We do not expect the adoption of SFAS No. 123 (revised 2004) will have a material impact on our financial condition or results of operations.

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

Critical Accounting Policies

Note 1 to our Audited Consolidated Financial Statements in Item 8 of this report contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.

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

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2004. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed each month on a “pooled” basis. Each month we prepare a worksheet which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history and delinquency trends. We use this worksheet, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy and loan portfolio growth.

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

During 2004, we lowered the loss factors used in our worksheet on our purchased mortgage loans to reflect the seasoning of the portfolio, and the charge-off and delinquency experience. Notwithstanding such decrease, we have maintained a minimal provision for loan losses during 2004 to reflect expected losses resulting from the actual growth in our loan portfolio. At December 31, 2004, the allowance for loan losses as a percentage of total loans was 0.24%, which, given the primary emphasis of our lending practices and the current market conditions, we consider to be at an acceptable level. Furthermore, the increase in the allowance for loan losses during 2004 reflected the growth in the loan portfolio, the low levels of loan charge-offs, the stability in the real estate market and the resulting stability in our overall loan quality.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Interest Rate Risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hudson City Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hudson City Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal controls over financial reporting.

/s/  KPMG LLP

Short Hills, New Jersey
February 22, 2005

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Hudson City Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Hudson City Bancorp, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hudson City Bancorp, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Hudson City Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 22, 2005 expressed an unqualified opinion on those consolidated financial statements.

Short Hills, New Jersey
February 22, 2005

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2004	2003
	(In thousands)
Assets:
Cash and due from banks	$122,483	$190,984
Federal funds sold	45,700	63,600

Total cash and cash equivalents	168,183	254,584

Investment securities held to maturity, market value of $1,326,336 at December 31, 2004 and $1,443 at December 31, 2003	1,334,249	1,366

Investment securities available for sale, at market value	1,594,639	2,243,812

Federal Home Loan Bank of New York stock	140,000	164,850

Mortgage-backed securities held to maturity, market value of $3,721,029 at December 31, 2004 and $4,250,688 at December 31, 2003	3,755,921	4,292,444

Mortgage-backed securities available for sale, at market value	1,620,708	1,130,257

Loans	11,363,039	8,803,066
Less:
Deferred loan fees	8,073	10,255
Allowance for loan losses	27,319	26,547

Net loans	11,327,647	8,766,264

Foreclosed real estate, net	878	1,002
Accrued interest receivable	97,490	80,220
Banking premises and equipment, net	36,399	31,354
Other assets	69,867	67,207

Total Assets	$20,145,981	$17,033,360

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing	$11,059,798	$10,057,285
Noninterest-bearing	417,502	396,495

Total deposits	11,477,300	10,453,780
Borrowed funds	7,150,000	5,150,000
Accrued expenses and other liabilities	115,797	100,214

Total liabilities	18,743,097	15,703,994

Common stock, $0.01 par value, 800,000,000 shares authorized; 231,276,600 shares issued, 186,145,995 shares outstanding at December 31, 2004, 189,835,997 shares outstanding at December 31, 2003	2,313	2,313
Additional paid-in capital	570,505	543,589
Retained earnings	1,588,792	1,396,257
Treasury stock, at cost; 45,130,605 shares at December 31, 2004 and 41,440,603 shares at December 31, 2003	(696,812)	(547,859)
Unallocated common stock held by the employee stock ownership plan	(47,552)	(49,513)
Unearned common stock held by the recognition and retention plan	(5,267)	(9,463)
Accumulated other comprehensive loss, net of tax	(9,095)	(5,958)

Total stockholders’ equity	1,402,884	1,329,366

Commitments and contingencies
Total Liabilities and Stockholders’ Equity	$20,145,981	$17,033,360

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans	$539,966	$414,417	$440,073
Interest and fees on consumer and other loans	8,650	8,379	10,027
Interest on mortgage-backed securities held to maturity	174,596	217,962	265,144
Interest on mortgage-backed securities available for sale	67,739	50,273	42,599
Interest on investment securities held to maturity	41,435	87	89
Interest and dividends on investment securities available for sale	77,879	79,992	18,856
Dividends on Federal Home Loan Bank of New York stock	3,213	4,424	5,002
Interest on federal funds sold	1,580	1,794	2,427

Total interest and dividend income	915,058	777,328	784,217

Interest Expense:
Interest on deposits	214,813	209,339	255,775
Interest on borrowed funds	215,253	167,015	139,999

Total interest expense	430,066	376,354	395,774

Net interest income	484,992	400,974	388,443

Provision for Loan Losses	790	900	1,500

Net interest income after provision for loan losses	484,202	400,074	386,943

Non-interest Income:
Service charges and other income	5,128	5,338	5,947
Gains on securities transactions, net	11,429	24,326	2,066

Total non-interest income	16,557	29,664	8,013

Non-interest Expense:
Compensation and employee benefits	79,195	68,776	60,731
Net occupancy expense	16,035	14,981	13,888
Federal deposit insurance assessment	1,644	1,564	1,415
Computer and related services	2,041	1,714	1,213
Other expense	19,433	15,492	16,294

Total non-interest expense	118,348	102,527	93,541

Income before income tax expense	382,411	327,211	301,415
Income Tax Expense	143,145	119,801	109,382

Net income	$239,266	$207,410	$192,033

Basic earnings per share	$1.33	$1.14	$1.04

Diluted earnings per share	$1.29	$1.11	$1.01

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity

					Unallocated	Unearned	Accumulated
		Additional			Common	Common	Other	Total
	Common	Paid-In	Retained	Treasury	Stock Held	Stock Held	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	by the ESOP	by the RRP	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2001	$2,313	$527,724	$1,170,138	$(340,716)	$(53,435)	$(22,132)	$4,844	$1,288,736

Comprehensive income:
Net income	—	—	192,033	—	—	—	—	192,033
Other comprehensive income:
Unrealized holding gains arising during period (net of tax of $11,918)	—	—	—	—			19,446	19,446

Total comprehensive income								211,479

Declaration of dividends ($0.345 per share)	—	—	(64,504)		—	—	—	(64,504)
Allocation of ESOP stock	—	3,144	—		1,961	—	—	5,105
Purchase of RRP stock	—	—	—	—	—	(1,854)	—	(1,854)
Vesting of RRP stock	—	(372)	—	—	—	7,733	—	7,361
Purchase of treasury stock	—	—	—	(140,173)	—	—	—	(140,173)
Exercise of stock options	—	—	(5,707)	15,640	—	—	—	9,933

Balance at December 31, 2002	2,313	530,496	1,291,960	(465,249)	(51,474)	(16,253)	24,290	1,316,083

Comprehensive income:
Net income	—	—	207,410	—	—	—	—	207,410
Other comprehensive income :
Unrealized holding losses arising during period (net of tax of $9,065)	—	—	—	—	—	—	(15,859)	(15,859)
Reclassification adjustment for gains in net income (net of tax of $9,937)	—	—	—	—	—	—	(14,389)	(14,389)

Total comprehensive income								177,162

Declaration of dividends ($0.52 per share)	—	—	(95,627)	—	—	—	—	(95,627)
Tax benefit from stock plans	—	7,686	—	—	—	—	—	7,686
Allocation of ESOP stock	—	5,724	—	—	1,961	—	—	7,685
Vesting of RRP stock	—	(317)	—	—	—	6,790	—	6,473
Purchase of treasury stock	—	—	—	(101,057)	—	—	—	(101,057)
Exercise of stock options	—	—	(7,486)	18,447	—	—	—	10,961

Balance at December 31, 2003	2,313	543,589	1,396,257	(547,859)	(49,513)	(9,463)	(5,958)	1,329,366

Comprehensive income:
Net income	—	—	239,266	—	—	—	—	239,266
Other comprehensive income :
Unrealized holding gains arising during period (net of tax of $2,503)	—	—	—	—	—	—	3,623	3,623
Reclassification adjustment for gains in net income (net of tax of $4,669)	—	—	—	—	—	—	(6,760)	(6,760)

Total comprehensive income								236,129

Declaration of dividends ($0.70 per share)	—	—	(40,482)	—	—	—	—	(40,482)
Tax benefit from stock plans	—	20,880	—	—	—	—	—	20,880
Allocation of ESOP stock	—	8,544	—	—	1,961	—	—	10,505
Purchase of RRP stock	—	—	—	—	—	(7,299)	—	(7,299)
Vesting of RRP stock	—	(2,508)	—	—	—	11,495	—	8,987
Purchase of treasury stock	—	—	—	(161,662)	—	—	—	(161,662)
Exercise of stock options	—	—	(6,249)	12,709	—	—	—	6,460

Balance at December 31, 2004	$2,313	$570,505	$1,588,792	$(696,812)	$(47,552)	$(5,267)	$(9,095)	$1,402,884

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash Flows from Operating Activities:
Net income	$239,266	$207,410	$192,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	24,129	44,497	14,269
Provision for loan losses	790	900	1,500
Gains on net securities transactions	(11,429)	(24,326)	(2,066)
Allocation of stock for employee benefit plans	19,492	14,158	12,466
Deferred tax benefit	(6,912)	(6,392)	(4,756)
Net proceeds from sale of foreclosed real estate	2,509	3,144	231
Increase in accrued interest receivable	(17,270)	(10,972)	(7,440)
Decrease(increase)in other assets	6,418	2,606	(9,587)
Increase in accrued expenses and other liabilities	15,583	8,565	14,622
Tax benefit from stock plans	20,880	7,686	—

Net Cash Provided by Operating Activities	293,456	247,276	211,272

Cash Flows from Investing Activities:
Originations of loans	(1,464,641)	(2,271,148)	(1,907,298)
Purchases of loans	(3,122,409)	(3,205,249)	(1,717,406)
Payments on loans	2,016,447	3,630,638	2,625,551
Principal collection of mortgage-backed securities held to maturity	1,445,507	3,387,605	2,133,902
Proceeds from sales of mortgage-backed securities held to maturity	—	68,652	—
Purchases of mortgage-backed securities held to maturity	(921,765)	(3,038,153)	(2,400,445)
Principal collection of mortgage-backed securities available for sale	282,901	410,316	250,244
Proceeds from sales of mortgage-backed securities available for sale	510,496	1,329,731	78,164
Purchases of mortgage-backed securities available for sale	(1,278,921)	(1,489,154)	(1,168,106)
Proceeds from maturities and calls of investment securities held to maturity	436,770	40	35
Proceeds from maturities and calls of investment securities available for sale	986,343	1,332,222	203,338
Purchases of investment securities held to maturity	(1,769,643)	—	—
Proceeds from sales of investment securities available for sale	—	50,557	10,504
Purchases of investment securities available for sale	(337,306)	(3,089,474)	(598,547)
Purchases of Federal Home Loan Bank of New York stock	—	(27,350)	(56,351)
Redemption of Federal Home Loan Bank of New York stock	24,850	—	—
Purchases of premises and equipment, net	(9,023)	(2,149)	(5,144)

Net Cash Used in Investment Activities	(3,200,394)	(2,912,916)	(2,551,559)

Cash Flows from Financing Activities:
Net increase in deposits	1,023,520	1,315,151	1,225,867
Proceeds from borrowed funds	3,750,000	2,025,000	1,450,000
Principal payments on borrowed funds	(1,750,000)	(475,000)	—
Dividends paid	(40,482)	(95,627)	(64,504)
Purchases of stock by the RRP	(7,299)	—	(1,854)
Purchases of treasury stock	(161,662)	(101,057)	(140,173)
Exercise of stock options	6,460	10,961	9,933

Net Cash Provided by Financing Activities	2,820,537	2,679,428	2,479,269

Net (Decrease) Increase in Cash and Cash Equivalents	(86,401)	13,788	138,982

Cash and Cash Equivalents at Beginning of Year	254,584	240,796	101,814

Cash and Cash Equivalents at End of Year	$168,183	$254,584	$240,796

Supplemental Disclosures:
Interest paid	$422,862	$373,234	$390,038

Income taxes paid	$133,800	$122,535	$111,219

See accompanying notes to consolidated financial statements.

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

Transfers of loans to foreclosed real estate of $2,348,000, $2,994,000 and $1,257,000 for the years ended December 31, 2004, 2003 and 2002, respectively, did not result in cash receipts or cash payments.

     d) Investment Securities

Investment securities are classified as either held to maturity or available for sale. Investment securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is reflected in interest income over the life of the security as an adjustment to yield. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income, which is included in stockholders’ equity.

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

Mortgage-backed securities are classified as either held to maturity or available for sale. Mortgage-backed securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is reflected in interest income over the life of the security as an adjustment to yield. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income, which is included in stockholders’ equity. Realized gains and losses are recognized when securities are sold using the specific identification method. The estimated fair market value of these securities is determined by use of quoted market prices.

     f) Security Impairment

We periodically perform analyses to test for impairment of various assets. A significant impairment analysis relates to the other than temporary declines in the value of our securities. We conduct periodic reviews and evaluations of our securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the amount of the security by writing it down to fair market value through a charge to current period operations.

     g) Loans

Loans are stated at their principal amounts outstanding. Interest income on loans is accrued and credited to income as earned. Net loan origination fees and broker costs are deferred and amortized to interest income over the life of the loan as an adjustment to the yield. Purchased loans are stated at their principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is reflected in interest income over the life of the security as an adjustment to yield.

The accrual of income on loans that do not carry private mortgage insurance, are not guaranteed by a federal agency or are serviced by others is generally discontinued when interest or principal payments are 90 days in arrears or when the timely collection of such income is doubtful. Loans on which the accrual of income has been discontinued are designated as non-accrual loans and outstanding interest previously credited is reversed. It is recognized subsequently in the period collected only when the ultimate collection of principal is no longer in doubt. A non-accrual loan is returned to accrual status when factors indicating doubtful collection no longer exist. Serviced loans delinquent 90 days or more continue to accrue interest through settlement.

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

     h) Allowance for Loan Losses

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

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2004. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed on a “pooled” basis. Each month we prepare a worksheet which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history and delinquency trends. We use this worksheet, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy and loan portfolio growth.

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

     i) Foreclosed Real Estate

Foreclosed real estate is property acquired through foreclosure or deed in lieu of foreclosure. After foreclosure, foreclosed properties held for sale are carried at the lower of fair value minus estimated cost to sell, or at cost. Fair market value is generally based on recent appraisals. Subsequent provisions, which may result from the ongoing periodic valuations of these properties, are charged to income in the period in which they are identified and credited to a valuation allowance account. Foreclosed real estate is reported net of the valuation allowance. Carrying costs, such as maintenance and taxes, are charged to operating expenses as incurred.

     j) Banking Premises and Equipment

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

     k) Income Taxes

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

     l) Employee Benefit Plans

Hudson City maintains certain noncontributory benefit plans, which cover all employees who have met the eligibility requirements of the plans. Certain health care and life insurance benefits are provided for retired employees. The expected cost of benefits provided for retired employees is actuarially determined and accrued ratably from the date of hire to the date the employee is fully eligible to receive the benefits.

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

Had expense for Hudson City’s stock option plans been determined based on the fair value at the grant date for our stock options consistent with the method of SFAS No. 123, our net income and earnings per share for all expenses related to stock options and stocks granted in our recognition and retention plans would have been reduced to the pro forma amounts that follow:

		2004	2003	2002
		(In thousands, except per share data)
Net income, as reported		$239,266	$207,410	$192,033
Add: expense recognized for the recognition and retention plans, net of related tax effect		5,623	4,103	4,690
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect		(8,939)	(6,529)	(7,038)

Pro forma net income		$235,950	$204,984	$189,685

Basic earnings per share:	As reported	$1.33	$1.14	$1.04
	Pro forma	1.31	1.12	1.03

Diluted earnings per share:	As reported	$1.29	$1.11	$1.01
	Pro forma	1.27	1.09	1.00

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2004	2003	2002
Expected dividend yield	1.69%	2.24%	1.34%
Expected volatility	19.66	24.71	17.94
Risk-free interest rate	3.05	2.98	4.40
Expected option life	5 years	5 years	5 years

     m) Borrowed Funds

Hudson City enters into sales of securities under agreements to repurchase with selected brokers and the Federal Home Loan Bank (“FHLB”). These agreements are recorded as financing transactions as Hudson City maintains effective control over the transferred securities. The dollar amount of the securities underlying the agreements continues to be carried in Hudson City’s securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition.

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

     n) Earnings Per Share

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

2. Plan of Conversion and Reorganization

On December 16, 2004 the Boards of Directors of Hudson City Bancorp, Hudson City Savings and Hudson City, MHC unanimously adopted a Plan of Conversion and Reorganization (the “Plan”). Under the terms of the Plan, Hudson City Savings will reorganize from the two-tier mutual holding company structure to a stock holding company structure and Hudson City Bancorp will undertake a “second-step” stock offering of new shares of common stock. Hudson City, MHC, which owns approximately 65.9% of the outstanding common stock of Hudson City Bancorp, will be merged into Hudson City Bancorp as part of the reorganization.

Pursuant to the Plan, shareholders other than Hudson City, MHC will receive new shares of common stock of Hudson City Bancorp pursuant to a “split ratio” designed to preserve their aggregate percentage of ownership interest. The split ratio will be determined based upon an appraisal of Hudson City Bancorp, which is to be performed by an independent appraiser. Additionally, the shares held by Hudson City, MHC will be retired and Hudson City Bancorp will offer and sell shares of common stock in an amount representing the percentage ownership interest currently held by Hudson City, MHC, also to be based on the appraisal of Hudson City Bancorp. The shares will be offered and sold in a subscription offering to depositors and, if necessary, a syndicated offering, subject to the priorities set forth in the Plan. Depositors of Hudson City Savings as of June 30, 2003 will receive first priority.

The transactions contemplated by the Plan are subject to the approval of Hudson City Savings’ depositors, Hudson City Bancorp’s shareholders (other than Hudson City, MHC) and regulatory agencies.

3. Stockholders’ Equity

As part of the conversion and reorganization to the mutual holding company structure in 1999, a “liquidation account” was established in an amount equal to the total equity of Hudson City Savings as of the latest practicable date prior to the Reorganization. The liquidation account was established to provide a limited priority claim to the assets of Hudson City Savings to “eligible account holders” and “supplemental eligible account holders”, as defined, who continue to maintain deposits in Hudson City Savings after the Reorganization. In the unlikely event of a complete liquidation of Hudson City Savings, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental account holder’s proportionate share of the then total remaining qualifying deposits.

Hudson City Savings is not permitted to declare or pay dividends on its capital stock or repurchase any of its outstanding stock if it would cause Hudson City Savings’ stockholder’s equity to be reduced below the amounts required for the liquidation accounts or applicable regulatory capital requirements.

Under our stock repurchase programs shares of Hudson City Bancorp may be purchased in the open market or through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the years ended December 31, 2004 and 2003, we purchased 4,590,200 and 3,667,375 shares of our common stock at an aggregate cost of $161.7 and $101.1 million, respectively. At December 31, 2004, there were 3,076,221 shares remaining to be repurchased under our existing stock repurchase programs.

4. Restrictions on Cash and Due From Banks

Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on deposits. The average amount of the reserves on deposit for the years ended December 31, 2004 and 2003 was approximately $26,281,000 and $18,642,000, respectively.

5. Investment Securities

The amortized cost and estimated fair market value of investment securities at December 31 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
2004
Held to Maturity:
United States government-sponsored agencies	$1,333,018	$1,144	$(9,108)	$1,325,054
Municipal bonds	1,231	51	—	1,282

	$1,334,249	$1,195	$(9,108)	$1,326,336

Available for Sale:
United States government-sponsored agencies	$1,597,351	$919	$(13,886)	$1,584,384
Corporate bonds	74	1	(1)	74
Equity securities	10,168	63	(50)	10,181

Total available for sale	$1,607,593	$983	$(13,937)	$1,594,639

2003
Held to Maturity:
Municipal bonds	$1,366	$77	$—	$1,443

Available for Sale:
United States government-sponsored agencies	$2,246,358	$3,074	$(16,397)	$2,233,035
Corporate bonds	82	—	(1)	81
Equity securities	10,168	528	—	10,696

Total available for sale	$2,256,608	$3,602	$(16,398)	$2,243,812

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2004 and 2003, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2004 and 2003.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
2004
United States government-sponsored agencies	$1,543,473	$18,231	$216,626	$4,763	$1,760,099	$22,994
Corporate bonds	66	1	—	—	66	1
Equity securities	9,950	50	—	—	9,950	50

Total	$1,553,489	$18,282	$216,626	$4,763	$1,770,115	$23,045

2003
United States government-sponsored agencies	$1,237,930	$16,397	$—	$—	$1,237,930	$16,397
Corporate bonds	—	—	49	1	49	1

Total	$1,237,930	$16,397	$49	$1	$1,237,979	$16,398

The unrealized losses are primarily due to the changes in interest rates. We have not classified these items as impaired as the scheduled coupon payments have been made, we anticipate collecting the entire principal balance as scheduled, we believe the price variation is temporary in nature and we have the intent and ability to hold these securities to maturity or for a sufficient amount of time to recover the recorded principal.

The amortized cost and estimated fair market value of investment securities held to maturity and available for sale at December 31, 2004, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

		Estimated
	Amortized	Fair Market
	Cost	Value
	(In thousands)
Held to Maturity
Due in one year or less	$65	$66
Due after one year through five years	10	11
Due after five years through ten years	712,409	713,308
Due after ten years	621,765	612,951

Total held to maturity	$1,334,249	$1,326,336

Available for Sale
Due after one year through five years	$669,109	$662,466
Due after five years through ten years	928,316	921,992

Total available for sale	$1,597,425	$1,584,458

Interest and dividend income for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002
	(In thousands)
United States government-sponsored agencies	$118,653	$79,411	$18,258
Municipal bonds	83	87	89
Corporate bonds	4	7	30
Equity securities	574	574	568

Total interest and dividend income	$119,314	$80,079	$18,945

There were no gains or losses from investment securities transactions during 2004. Gross realized gains on sales of investment securities available for sale during 2003 and 2002 were $537,000 and $585,000, respectively. The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $15,509,000 and $10,838,000 at December 31, 2004 and 2003, respectively.

6. Mortgage-Backed Securities

The amortized cost and estimated fair market value of mortgage-backed securities at December 31 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
2004
Held to Maturity:
GNMA pass-through certificates	$416,665	$5,453	$(86)	$422,032
FNMA pass-through certificates	2,017,165	9,923	(9,297)	2,017,791
FHLMC pass-through certificates	561,095	1,296	(8,050)	554,341
FHLMC and FNMA - REMICs	760,996	132	(34,263)	726,865

Total held to maturity	$3,755,921	$16,804	$(51,696)	$3,721,029

Available for Sale:
GNMA pass-through certificates	$504,812	$1,196	$(2,169)	$503,839
FNMA pass-through certificates	747,252	812	(4,684)	743,380
FHLMC pass-through certificates	371,066	2,852	(429)	373,489

Total available for sale	$1,623,130	$4,860	$(7,282)	$1,620,708

2003
Held to Maturity:
GNMA pass-through certificates	$616,618	$11,270	$(1,649)	$626,239
FNMA pass-through certificates	1,650,544	7,206	(4,896)	1,652,854
FHLMC pass-through certificates	439,793	3,764	(10,460)	433,097
FHLMC, FNMA and GNMA-REMICs	1,585,489	3,744	(50,735)	1,538,498

Total held to maturity	$4,292,444	$25,984	$(67,740)	$4,250,688

Available for Sale:
GNMA pass-through certificates	$336,364	$126	$(32)	$336,458
FNMA pass-through certificates	493,870	—	(487)	493,383
FHLMC pass-through certificates	297,300	3,277	(161)	300,416

Total available for sale	$1,127,534	$3,403	$(680)	$1,130,257

The following tables summarize the fair value and unrealized losses of those mortgage-backed securities which reported an unrealized loss at December 31, 2004 and 2003, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2004 and 2003.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
2004
GNMA pass-through certificates	$320,069	$2,255	$—	$—	$320,069	$2,255
FNMA pass-through certificates	1,575,778	9,462	196,579	4,519	1,772,357	13,981
FHLMC pass-through certificates	223,234	1,597	244,757	6,882	467,991	8,479
FHLMC and FNMA - REMIC’s	23,720	174	699,272	34,089	722,992	34,263

Total	$2,142,801	$13,488	$1,140,608	$45,490	$3,283,409	$58,978

2003
GNMA pass-through certificates	$43,881	$1,681	$—	$—	$43,881	$1,681
FNMA pass-through certificates	226,747	5,383	—	—	226,747	5,383
FHLMC pass-through certificates	267,997	10,621	—	—	267,997	10,621
FHLMC, FNMA and GNMA- REMIC’s	992,887	50,735	—	—	992,887	50,735

Total	$1,531,512	$68,420	$—	$—	$1,531,512	$68,420

The unrealized losses are primarily due to the changes in interest rates. We have not classified these items as impaired as the scheduled principal and interest payments have been made, we anticipate collecting the entire principal balance as scheduled, we believe the price variation is temporary in nature and we have the intent and ability to hold these securities to maturity or for a sufficient amount of time to recover the recorded principal.

The amortized cost and estimated fair market value of mortgage-backed securities held to maturity and available for sale at December 31, 2004, by contractual maturity, are shown below.

		Estimated
	Amortized	Fair Market
	Cost	Value
	(In thousands)
Held to Maturity
Due in one year or less	$164	$167
Due after one year through five years	19,245	20,256
Due after five years through ten years	56,924	56,832
Due after ten years	3,679,588	3,643,774

Total held to maturity	$3,755,921	$3,721,029

Available for Sale
Due after ten years	$1,623,130	$1,620,708

Gross realized gains on sales of mortgage-backed securities available for sale during 2004 were $11,429,000. Gross realized gains on sales of mortgage-backed securities available for sale and mortgage-backed securities held to maturity during 2003 were $19,727,000 and $4,062,000, respectively. Gross realized gains on sales of mortgage-backed securities available for sale during 2002 were $1,481,000.

7. Loans and Allowance for Loan Losses

Loans at December 31 are summarized as follows:

	2004	2003
	(In thousands)
First mortgage loans:
One- to four-family	$11,120,874	$8,567,442
FHA/VA	81,915	98,502
Multi-family and commercial	3,000	2,843

Total first mortgage loans	11,205,789	8,668,787

Consumer and other loans:
Fixed–rate second mortgages	127,737	105,361
Home equity credit lines	28,929	28,217
Other	584	701

Total consumer and other loans	157,250	134,279

Total loans	$11,363,039	$8,803,066

Substantially all of Hudson City’s loans are secured by first or second liens on real estate property, the majority of which are located in the State of New Jersey. The ultimate ability to collect the loan portfolio and realize the carrying value of real estate is subject to changes in the real estate market and future economic conditions. There are no loans classified as impaired at December 31, 2004.

The following is a comparative summary of loans on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified non- accrual at December 31:

	2004	2003
	(In thousands)
Non-accrual loans	$6,057	$4,503
Accruing loans delinquent 90 days or more	15,550	15,748

Total non-performing loans	$21,607	$20,251

The total amount of interest income received during the year on non-accrual loans outstanding and additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms is immaterial. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

An analysis of the allowance for loan losses at December 31 follows:

	2004	2003	2002
	(In thousands)
Balance at beginning of year	$26,547	$25,501	$24,010

Charge-offs	(20)	(96)	(13)
Recoveries	2	242	4

Net (charge-offs) recoveries	(18)	146	(9)

Provision for loan losses	790	900	1,500

Balance at end of year	$27,319	$26,547	$25,501

8. Banking Premises and Equipment, net

A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

	2004	2003
	(In thousands)
Land	$5,215	$5,215
Buildings	32,378	30,334
Leasehold improvements	15,493	12,776
Furniture, fixtures and equipment	44,955	40,693

Total acquisition value	98,041	89,018

Accumulated depreciation and amortization	(61,642)	(57,664)

Total banking premises and equipment, net	$36,399	$31,354

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $3,978,000, $3,520,000 and $3,775,000 in 2004, 2003 and 2002, respectively.

Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business.

Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year	Amount
(In thousands)
2005	$4,449
2006	4,785
2007	4,737
2008	4,605
2009	4,526
Thereafter	50,651

Total	$73,753

Net occupancy expense included gross rental expense for certain bank premises of $4,279,000 in 2004, $3,810,000 in 2003 and $3,531,000 in 2002, and rental income of $358,000, $603,000 and $861,000 for the respective years.

9. Deposits

Deposits at December 31 are summarized as follows:

	2004		2003
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Savings	$931,783	8.12%	$945,595	9.05%
Noninterest-bearing demand	417,502	3.64	396,495	3.79
Interest-bearing demand	4,290,099	37.38	2,808,901	26.87
Money market	564,700	4.92	623,811	5.97
Time deposits	5,273,216	45.94	5,678,978	54.32

Total deposits	$11,477,300	100.00%	$10,453,780	100.00%

Time deposits of $100,000 and over amounted to $886,079,000 and $914,639,000 at December 31, 2004 and 2003, respectively. Interest expense on time deposits of $100,000 and over for the years ended December 31, 2004, 2003 and 2002 was $18,182,000, $20,078,000 and $27,399,000, respectively. Included in noninterest-bearing demand accounts are mortgage escrow deposits of $54,115,000 and $49,756,000 at December 31, 2004 and 2003, respectively.

Scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2005	$3,705,826
2006	913,079
2007	341,140
2008	124,251
2009	188,920

Total	$5,273,216

10. Borrowed Funds

Borrowed funds at December 31 are summarized as follows:

	2004		2003
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
		(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$950,000	4.73%	$1,250,000	4.00%
Other brokers	4,350,000	3.11	1,950,000	3.14

Total securities sold under agreements to repurchase	5,300,000	3.40	3,200,000	3.48

Advances from the FHLB	1,850,000	3.81	1,950,000	3.69

Total borrowed funds	$7,150,000	3.51	$5,150,000	3.56

At December 31, 2004, borrowed funds had scheduled maturities and potential call dates as follows:

	Borrowings by Scheduled		Borrowings by Next
	Maturity Date as of		Potential Call Date as of
	December 31, 2004		December 31, 2004
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
		(Dollars in thousands)
2005	$—	—%	$2,025,000	3.93%
2006	—	—	2,275,000	3.26
2007	—	—	2,500,000	3.27
2008	—	—	50,000	3.80
2009	—	—	100,000	3.63
2010	300,000	5.68	50,000	5.27
2011	950,000	4.65	150,000	4.76
2012	1,500,000	4.06	—	—
2013	1,550,000	3.08	—	—
2014	2,850,000	2.84	—	—

Total	$7,150,000	3.51	$7,150,000	3.51

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, the average balances and the maximum outstanding at any month-end at or for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands)
Amortized cost of collateral:
United States government-sponsored agency securities	$2,030,978	$615,806
Mortgage-backed securities	3,198,768	2,369,058
REMICs	455,598	495,074

Total amortized cost of collateral	$5,685,344	$3,479,938

Fair value of collateral:
United States government-sponsored agency securities	$2,008,710	$604,397
Mortgage-backed securities	3,188,386	2,387,457
REMICs	434,249	478,192

Total fair value of collateral	$5,631,345	$3,470,046

Average balance of outstanding repurchase agreements during the year	$4,182,197	$2,253,025

Maximum balance of outstanding repurchase agreements at any month-end during the year	$5,300,000	$3,200,000

Average cost of securities sold under agreements to repurchase	3.41%	4.26%

The average balances of our advances from the FHLB during 2004 and 2003 were $1.92 billion and $1.84 billion, respectively, and the maximum FHLB advances outstanding during 2004 and 2003 were $1.95 billion and $2.05 billion, respectively.

11. Employee Benefit Plans

     a) Retirement and Other Postretirement Benefits

Non-contributory retirement and postretirement plans are maintained to cover all employees, including retired employees, who have met the eligibility requirements of the plans. Benefits under the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and compensation. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and had a benefit obligation of $6,396,000 at December 31, 2004 and $5,373,000 at December 31, 2003. Certain health care and life insurance benefits are provided to eligible retired employees (“other benefits”). Participants generally become eligible for retiree health care and life insurance benefits after ten years of service. The measurement date for year-end disclosure information is December 31 and the measurement date for net periodic benefit cost is January 1.

The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

	Retirement Plans		Other Benefits
	2004	2003	2004	2003
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$73,753	$67,134	$41,464	$30,035
Service cost	2,945	2,709	2,120	1,643
Interest cost	4,527	4,270	2,318	1,958
Participant contributions	—	—	25	20
Reduction due to Medicare Prescription Plan	—	—	(5,399)	—
Actuarial loss	4,185	1,535	7,415	8,807
Benefits paid	(2,142)	(1,895)	(1,547)	(999)

Benefit obligation at end of year	83,268	73,753	46,396	41,464

Change in Plan Assets:
Fair value of plan assets at beginning of year	76,066	59,102	—	—
Actual return on plan assets	4,974	12,856	—	—
Employer contribution	3	6,003	1,522	979
Participant contributions	—	—	25	20
Benefits paid	(2,142)	(1,895)	(1,547)	(999)

Fair value of plan assets at end of year	78,901	76,066	—	—

Funded Status	(4,367)	2,313	(46,396)	(41,464)
Unrecognized prior service cost	15	—	—	—
Unrecognized net actuarial loss (gain)	13,098	7,414	1,232	(825)

Prepaid (accrued)benefit cost	$8,746	$9,727	$(45,164)	$(42,289)

In 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). Effective July 1, 2004, Hudson City adopted FASB Staff Position 106-2, which requires companies to recognize the effects of the Medicare Act. The effect of the Medicare Act reduced the accumulated postretirement benefit obligation by $5,399,000 as of January 1, 2004. In addition, the Medicare Act reduced the net periodic benefit cost by $684,000 for the year ended December 31, 2004, which included reductions in service cost, interest cost and amortization of net gain as a result of a reduction of the benefit obligation of $326,000, $337,000 and $21,000, respectively.

Amounts recognized in the consolidated statements of financial condition consist of:

	Retirement Plans		Other Benefits
	2004	2003	2004	2003
		(In thousands)
Prepaid benefit cost	$13,763	$14,189	$—	$—
Accrued benefit cost	(5,017)	(4,462)	(45,164)	(42,289)

Net amount recognized	$8,746	$9,727	$(45,164)	$(42,289)

The accumulated benefit obligation for all defined benefit retirement plans was $71,137,000 and $61,558,000 at December 31, 2004 and 2003, respectively.

Net periodic benefit cost (income) for the year ended December 31 included the following components:

	Retirement Plans			Other Benefits
	2004	2003	2002	2004	2003	2002
			(In thousands)
Service cost	$2,945	$2,709	$2,351	$2,120	$1,643	$1,393
Interest cost	4,527	4,270	4,187	2,318	1,958	1,883
Expected return on assets	(6,532)	(5,286)	(5,950)	—	—	—
Amortization of:
Net loss (gain)	59	528	33	(40)	(368)	(499)
Unrecognized prior service cost	(16)	(16)	(16)	—	—	—
Unrecognized remaining net assets	—	—	—	—	—	—

Net periodic benefit cost	$983	$2,205	$605	$4,398	$3,233	$2,777

The following are the weighted average assumptions used to determine net periodic benefit cost for the period ended December 31:

	Retirement Plans			Other Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.50%	7.25%	6.25%	6.50%	7.25%
Expected return on assets	8.75	8.75	9.00	—	—	—
Rate of compensation increase	4.75	5.00	6.00	—	—	—

The following are the weighted-average assumptions used to determine benefit obligations at December 31:

	Retirement Plans		Other Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.25	4.75	—	—

The overall expected return on assets assumption is based on the historical performance of the pension fund. The average return over the past ten years was determined for the market value of assets, which is the value used in the calculation of annual net periodic benefit cost.

The assumed health care cost trend rate used to measure the expected cost of other benefits for 2005 was 10.00%. The rate was assumed to decrease gradually to 4.75% for 2012 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service cost and interest cost	$1,056	$(843)
Effect on other benefit obligations	9,156	(7,579)

The retirement plan’s weighted-average asset allocations at December 31, 2004 and 2003, by asset category were as follows:

	Plan Assets
	at December 31,
Asset Category	2004	2003
Equity securities	59.0%	63.0%
Fixed Income	37.0	34.0
Cash	4.0	3.0

Total	100.0%	100.0%

Equity securities include Hudson City Bancorp, Inc. common stock in the amount of $8.0 million (10.1% of total plan assets) at December 31, 2004. At December 31, 2003, equity securities included Hudson City Bancorp, Inc. common stock in the amount of $8.4 million (11.0% of total plan assets).

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

During 2003, the Retirement Committee of the Board of Directors determined that it was appropriate to establish a segregated asset account whereby funds transferred or contributed into the account would be used for the purchase of Hudson City Bancorp, Inc. common stock. In July 2003, approximately $6.0 million was contributed into the segregated asset account of the defined benefit retirement plan. At that time, the funds contributed were invested in Hudson City Bancorp, Inc. common stock.

Due to the funded status of its qualified retirement plan, Hudson City did not make a contribution for 2004 and does not intend to make a contribution in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Retirement	Other
	Plans	Benefits
	(In thousands)
2005	$3,467	$1,449
2006	3,540	1,567
2007	3,686	1,711
2008	3,841	1,891
2009	4,122	2,144
2010 through 2014	23,932	14,052

     b) Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in Hudson City common stock that provides employees with the opportunity to receive a Hudson City-funded retirement benefit based primarily on the value of Hudson City common stock. The ESOP was authorized to purchase, and did purchase, 8,696,000 shares of Hudson City common stock at an average price of $6.74 per share with a loan from Hudson City Bancorp. The outstanding loan principal at December 31, 2004 was $52.7 million. Those shares were pledged as collateral for the loan and are released from the pledge for allocation to participants as loan payments are made.

At December 31, 2004, shares allocated to participants were 1,594,267. For the plan year ending December 31, 2005, there are 289,867 shares that are committed to be released and will be allocated to participants at the end of the plan year. Unallocated ESOP shares held in suspense totaled 7,101,733 at December 31, 2004 and had a fair market value of $261.5 million. ESOP compensation expense for the years ended December 31, 2004, 2003 and 2002 was $10,505,000, $7,685,000 and $5,105,000, respectively.

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP’s loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan. Compensation expense related to this plan amounted to $4,173,000 in 2004, $5,018,000 in 2003 and $2,250,000 in 2002.

     c) Recognition and Retention Plans

The purpose of the RRP is to promote the growth and profitability of Hudson City Bancorp by providing directors, officers and employees with an equity interest in Hudson City Bancorp as an incentive to achieve corporate goals. The RRP have invested money primarily in shares of Hudson City common stock that were used to make restricted stock awards.

The RRP were authorized, in the aggregate, to purchase not more than 4,648,000 shares of common stock, and have purchased 4,607,616 shares on the open market at an average price of $9.11 per share.

As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2004, common stock that had not been awarded totaled 51,250 shares. Expense attributable to the RRP amounted to $8,987,000 for the year 2004, $6,473,000 for 2003 and $7,362,000 for 2002.

A summary of the status of the granted, but unvested shares under the RRP as of December 31, and changes during those years, is presented below:

	Restricted Stock Awards

	2004	2003	2002
Outstanding at beginning of year	1,747,120	2,561,520	3,341,560
Granted	237,950	16,500	167,900
Vested	(1,057,500)	(830,900)	(947,940)

Outstanding at end of year	927,570	1,747,120	2,561,520

     d) Stock Option Plans

Each stock option granted entitles the holder to purchase one share of Hudson City’s common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options granted generally vest over a five year period from the date of grant and will expire no later than 10 years following the grant date. Under the Hudson City stock option plans, 11,330,000 shares of Hudson City Bancorp, Inc. common stock have been reserved for issuance. Directors and employees have been granted 11,231,000 stock options.

A summary of the status of the granted, but unexercised stock options as of December 31, and changes during those years, is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding at beginning of year	6,865,156	$8.103	8,230,070	$7.685	9,214,400	$7.208
Granted	1,031,000	38.263	174,000	19.694	426,000	15.887
Exercised	(900,198)	7.176	(1,530,114)	7.164	(1,410,330)	7.043
Forfeited	(1,200)	9.938	(8,800)	9.787	—	—

Outstanding at end of year	6,994,758	12.668	6,865,156	8.103	8,230,070	7.685

The following table summarizes information about our stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Of Options	Contractual	Exercise	Of Options	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$6.938	4,909,458	5 years	$6.938	3,678,658	$6.938
9.938	87,200	6 years	9.938	44,000	9.938
10.925	137,600	6 years	10.925	68,800	10.925
11.515	256,000	6 years	11.515	128,000	11.515
13.495	169,200	7 years	13.495	59,400	13.495
17.740	240,000	7 years	17.740	160,000	17.740
19.110	84,300	8 years	19.110	13,100	19.110
20.380	80,000	8 years	20.380	40,000	20.380
33.130	140,000	9 years	33.130	—	33.130
38.200	116,000	9 years	38.200	—	38.200
39.200	775,000	9 years	39.200	—	39.200

12.668	6,994,758		12.668	4,191,958	7.846

     c) Incentive Plans

A tax-deferred profit incentive bonus savings plan is maintained based on Hudson City’s profitability. All employees are eligible after one year of employment and the attainment of age 21. The expense was $1,380,000, $1,320,000 and $1,230,000 in 2004, 2003 and 2002, respectively.

Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria. Participants can elect cash payment or elect to defer the award until retirement. The expense related to these plans was $2,988,000 in 2004, $2,482,000 in 2003 and $2,462,000 in 2002.

12. Income Taxes

Income tax expense (benefit) for each of the years in the three-year period ended December 31, 2003 is summarized as follows:

	2004	2003	2002
	(In thousands)
Federal:
Current	$139,839	$120,498	$108,916
Deferred	(4,838)	(4,564)	(3,007)

Total federal	135,001	115,934	105,909

State:
Current	10,218	5,695	5,222
Deferred	(2,074)	(1,828)	(1,749)

Total state	8,144	3,867	3,473

Total income tax expense	$143,145	$119,801	$109,382

Not included in the above table are deferred income tax benefits of $2,166,000 and $19,002,000 for 2004 and 2003, respectively, and a deferred income tax expense of $11,918,000 for 2002, which represent the deferred income tax (benefit)expense on the net unrealized (losses)gains of securities available for sale.

The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

	2004	2003	2002
	(Dollars in thousands)
Income before income tax expense	$382,411	$327,211	$301,415
Statutory income tax rate	35%	35%	35%

Computed expected income tax expense	133,844	114,524	105,495
State income taxes, net of federal income tax benefit	5,294	2,514	2,257
Tax-exempt interest	(71)	(84)	(106)
ESOP fair market value adjustment	2,990	2,003	1,100
Other, net	1,088	844	636

Income tax expense	$143,145	$119,801	$109,382

The net deferred tax asset at December 31 consists of the following:

	2004	2003
	(In thousands)
Deferred tax asset:
Discount accretion	$—	$92
Deferred loan origination fees	1,425	—
Postretirement benefits	18,667	17,413
Book loan loss reserve	10,116	9,829
Mortgage premium amortization	5,417	5,207
Non-accrual interest income	105	46
Non-qualified benefit plans	12,358	7,436
Net unrealized loss on securities available for sale	6,281	4,115
Other	6,954	8,969

	61,323	53,107

Deferred tax liability:
Discount accretion	239	—
Retirement plan	5,622	5,796
Deferred loan origination fees	—	1,282
Other	2,702	2,347

	8,563	9,425

Net deferred tax asset	$52,760	$43,682

The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management’s opinion, in view of Hudson City’s previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 2004 and 2003.

Retained earnings at December 31, 2004 included approximately $49,000,000 for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for tax purposes. Under SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

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

Other important elements that are not deemed to be financial assets or liabilities and, therefore, not considered in these estimates include the value of Hudson City’s retail branch delivery system, its existing core deposit base and banking premises and equipment.

The estimated fair value of Hudson City’s financial instruments at December 31 are summarized as follows:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Assets:
Cash and due from banks	$122,483	$122,483	$190,984	$190,984
Federal funds sold	45,700	45,700	63,600	63,600
Investment securities held to maturity	1,334,249	1,326,336	1,366	1,443
Investment securities available for sale	1,594,639	1,594,639	2,243,812	2,243,812
Federal Home Loan Bank of New York stock	140,000	140,000	164,850	164,850
Mortgage-backed securities held to maturity	3,755,921	3,721,029	4,292,444	4,250,688
Mortgage-backed securities available for sale	1,620,708	1,620,708	1,130,257	1,130,257
Loans, net	11,327,647	11,486,022	8,766,264	8,943,991

Liabilities:
Deposits	11,477,300	11,475,827	10,453,780	10,474,126
Borrowed funds	7,150,000	7,238,626	5,150,000	5,326,182

14. Regulatory Capital

Deposits at Hudson City Savings are insured up to standard limits of coverage provided by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”). Effective January 1, 2004, Hudson City Savings converted from a New Jersey state-chartered savings bank to a federally chartered savings bank and is now subject to comprehensive regulation, supervision and periodic examination by the Office of Thrift Supervision (“OTS”).

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

The OTS may take certain supervisory actions under the prompt corrective action regulations of FDICIA with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the OTS regulations, an institution is considered well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0% and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk-weightings and other factors. Management believes that, as of December 31, 2004, Hudson City Savings met all capital adequacy requirements to which it is subject and would have been categorized as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since December 31, 2004 that management believes have changed Hudson City Savings’ capital classification.

The following is a summary of Hudson City Savings’ actual capital amounts and ratios as of December 31, 2004 and 2003, compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution:

			OTS Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2004
Tangible capital	$1,282,665	6.36%	$302,325	1.50%	n/a	n/a
Leverage (core) capital	1,282,665	6.36	806,200	4.00	$1,007,750	5.00%
Total-risk-based capital	1,309,984	17.49	599,199	8.00	748,998	10.00

December 31, 2003
Tangible capital	$1,234,212	7.24%	$255,588	1.50%	n/a	n/a
Leverage (core) capital	1,234,212	7.24	681,569	4.00	$851,961	5.00%
Total-risk-based capital	1,260,759	20.89	482,877	8.00	603,597	10.00

As a result of Hudson City Savings’ charter conversion, Hudson City Bancorp and Hudson City, MHC are also regulated, supervised and examined by the OTS as savings and loan holding companies and, as such, are no longer subject to regulatory capital requirements.

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

At December 31, 2004, Hudson City Savings had fixed- and variable-rate first mortgage loan commitments to extend credit of approximately $116,908,000 and $75,283,000, respectively, commitments to purchase loans of $298,396,000, commitments to purchase mortgage-backed securities of $317,250,000 and unused home equity and overdraft lines of credit of approximately $80,350,000. No commitments are included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.

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

Statements of Financial Condition

	December 31,	December 31,
	2004	2003
	(In thousands)
Assets:
Cash and due from bank	$76,761	$47,723
Investment in subsidiary	1,273,453	1,228,137
ESOP loan receivable	52,715	53,441
Other assets	81	95

Total Assets	$1,403,010	$1,329,396

Liabilities and Stockholders’ Equity:
Accrued expenses	$126	$30
Total stockholder’s equity	1,402,884	1,329,366

Total Liabilities and Stockholders’ Equity	$1,403,010	$1,329,396

Statements of Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
		(In thousands)
Income:
Dividends received from subsidiary	$226,592	$203,149	$178,223
Interest on ESOP loan receivable	4,128	4,180	4,230
Interest on deposit with subsidiary	423	721	657

Total income	231,143	208,050	183,110

Expenses	673	749	844

Income before income tax expense and equity in undistributed earnings of subsidiary	230,470	207,301	182,266

Income tax expense	1,464	1,555	1,524

Income before equity in undistributed earnings of subsidiary	229,006	205,746	180,742

Equity in undistributed earnings of subsidiary	10,260	1,664	11,291

Net Income	$239,266	$207,410	$192,033

Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
		(In thousands)
Cash Flows from Operating Activities:
Net income	$239,266	$207,410	$192,033
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed earnings	(10,260)	(1,664)	(11,291)
Decrease (increase) in other assets	14	(5)	(28)
Increase (decrease) in accrued expenses	96	(28)	30

Net Cash Provided by Operating Activities	229,116	205,713	180,744

Cash Flows from Investing Activities:
Principal collected on ESOP loan	726	674	626

Net Cash Provided by Investing Activities	726	674	626

Cash Flows from Financing Activities:
Purchase of treasury stock	(161,662)	(101,057)	(140,173)
Exercise of stock options	6,460	10,961	9,933
Cash dividends paid to unallocated ESOP shares	(5,120)	(3,978)	(2,741)
Cash dividends paid	(40,482)	(95,627)	(64,504)

Net Cash Used by Financing Activities	(200,804)	(189,701)	(197,485)

Net Increase (Decrease) in Cash Due from Bank	29,038	16,686	(16,115)

Cash Due from Bank at Beginning of Year	47,723	31,037	47,152

Cash Due from Bank at End of Year	$76,761	$47,723	$31,037

17. Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2004 and 2003.

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$213,027	$220,791	$234,261	$246,979
Interest expense	97,488	101,831	110,293	120,454

Net interest income	115,539	118,960	123,968	126,525
Provision for loan losses	225	225	225	115

Net interest income after provision for loan losses	115,314	118,735	123,743	126,410

Non-interest income	3,631	3,916	4,899	4,111
Non-interest expense	29,053	29,184	28,888	31,223

Income before income tax expense	89,892	93,467	99,754	99,298
Income tax expense	33,663	35,049	37,734	36,699

Net income	$56,229	$58,418	$62,020	$62,599

Basic earnings per share	$0.31	$0.32	$0.35	$0.35

Diluted earnings per share	$0.30	$0.32	$0.34	$0.34

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$198,536	$192,656	$186,685	$199,451
Interest expense	95,954	94,592	91,996	93,812

Net interest income	102,582	98,064	94,689	105,639
Provision for loan losses	225	225	225	225

Net interest income after provision for loan losses	102,357	97,839	94,464	105,414

Non-interest income	5,473	9,937	9,431	4,823
Non-interest expense	25,522	24,912	25,611	26,482

Income before income tax expense	82,308	82,864	78,284	83,755
Income tax expense	30,107	30,318	28,021	31,355

Net income	$52,201	$52,546	$50,263	$52,400

Basic earnings per share	$0.29	$0.29	$0.28	$0.29

Diluted earnings per share	$0.28	$0.28	$0.27	$0.28

18. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Year Ended December 31,
	2004			2003			2002
			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
				(In thousands, except per share data)
Net income	$239,266			$207,410			$192,033

Basic earnings per share:
Income available to common stockholders	$239,266	179,857	$1.33	$207,410	182,569	$1.14	$192,033	184,928	$1.04

Effect of dilutive common stock equivalents	—	5,109		—	5,105		—	5,077

Diluted earnings per share:
Income available to common stockholders	$239,266	184,966	$1.29	$207,410	187,674	$1.11	$192,033	190,005	$1.01

19. Recent Accounting Pronouncements

On January 12, 2004, the FASB issued Staff Position No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which allows companies to recognize or defer recognizing the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or Medicare Act, for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. These provisions of the Medicare Act affect accounting measurements. We adopted Staff Position No. 106-1 in the third quarter of 2004. Our disclosure in Note 11 of the Consolidated Financial Statements incorporates the requirements of Staff Position No. 106-1.

On September 30, 2004, the FASB issued Staff Position Emerging Issues Task Force (“EITF”) Issue No. 03-01, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporarily impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remains effective. The delay will be superseded concurrent with the final issuance of EITF Issue No. 03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 will have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We do not expect the adoption of SFAS No. 123 (revised 2004) will have a material impact on our financial condition or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The management of Hudson City Bancorp, Inc. (“Hudson City”) is responsible for establishing and maintaining adequate internal control over financial reporting. Hudson City’s internal control system is a process designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Hudson City; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Hudson City’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Hudson City’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

Hudson City’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the company’s internal control over financial reporting as of December 31, 2004. This report appears on page 85.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financing reporting and we identified no significant deficiencies or material weaknesses requiring corrective action with respect to those controls.

Item 9b. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Company.

Information regarding directors and executive officers of the Company is presented under the headings “Proposal 3 — Election of Directors-General,” “-Who Our Directors Are,” “-Our Directors Backgrounds,” “-Nominees for Election as Directors,” “-Continuing Directors,” “-Meetings of the Board of Directors and Its Committees,” “-Executive Officers,” “-Director Compensation,” “-Executive Officer Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 27, 2005, which will be filed with the SEC no later than April 30, 2005, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding audit committee financial expert serving on the audit committee, is presented under the heading “Corporate Governance – Meetings of the Board of Directors and its Committees” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 27, 2005, which will be filed with the SEC no later than April 30, 2005, and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available free of charge by contacting Louis Beierle, our Investor Relations Officer, at (201) 967-8290.

Item 11. Executive Compensation.

Information regarding executive compensation is presented under the headings “Election of Directors-Director Compensation,” “ –Executive Officer Compensation,” “-Summary Compensation Table,” “Employment Agreements,” “Change of Control Agreements,” and “Benefit Plans” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 27, 2005, which will be filed with the SEC no later than April 30, 2005, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 27, 2005, which will be filed with the SEC no later than April 30, 2005, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 27, 2005, which will be filed with the SEC no later than April 30, 2005, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is presented under the heading “Proposal 5 – Ratification of Appointment of Independent Auditors” in Hudson City Bancorp’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 27, 2005, which will be filed with the SEC no later than April 30, 2005 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a) List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	The following consolidated financial statements are in Item 8 of this annual report:

•	Report of Independent Registered Public Accounting Firm

•	Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

•	Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

•	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

     (b) Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION
2.1	Amended and Restated Plan of Reorganization and Stock Issuance of Hudson City Savings Bank (1)

3.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (2)

4.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)

4.3	Form of Stock Certificate of Hudson City Bancorp, Inc. (1)

10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (Incorporating amendments No. 1,2,3,4,and 5) (*)

10.2	Profit Incentive Bonus Plan of Hudson City Savings Bank (*)

10.3	Supplementary Savings Plan of Hudson City Savings Bank (1)

10.4	Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)

10.5	Employment Agreement by and among Hudson City Savings Bank, Hudson City Bancorp, Inc. and Ronald E. Hermance, Jr. (*)

10.6	Employment Agreement by and among Hudson City Savings Bank, Hudson City Bancorp, Inc. and John M. Tassillo. (*)

10.7	Form of One-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (1)

10.8	Form of Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (*)

10.9	Severance Pay Plan of Hudson City Savings Bank (1)

10.10	ESOP Restoration Plan of Hudson City Savings Bank (Incorporating Amendment No.1)(*)

10.11	Hudson City Savings Bank Outside Directors Consultation Plan (1)

10.12	Hudson City Savings Bank Supplemental Executive Retirement Plan (1)

10.13	Hudson City Bancorp, Inc. 2000 Stock Option Plan (3)

10.14	Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan (3)

10.15	Employment Agreement by and among Hudson City Savings Bank, Hudson City Bancorp, Inc. and Denis J. Salamone (5)

10.16	Hudson City Bancorp, Inc. Denis J. Salamone Restricted Stock Award Plan (5)

10.17	Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan (5)

10.18	Hudson City Bancorp, Inc. 2004 Employment Inducement Stock Program with Ronald E. Butkovich (7)

10.19	Hudson City Bancorp, Inc. 2004 Employment Inducement Stock Program with Christopher Nettleton (7)

10.20	Hudson City Savings Bank Post Retirement Death Benefit for Senior Officers between Hudson City Savings Bank and Ronald E. Hermance, Jr. (*)

10.21	Hudson City Savings Bank Post Retirement Death Benefit for Senior Officers between Hudson City Savings Bank and Leonard S. Gudelski (*)

10.22	Hudson City Savings Bank Post Retirement Death Benefit for Senior Officers between Hudson City Savings Bank and Denis J. Salamone (*)

10.23	Hudson City Savings Bank Post Retirement Death Benefit for Senior Officers between Hudson City Savings Bank and John M. Tassillo (*)

10.24	Hudson City Savings Bank Post Retirement Death Benefit for Senior Officers between Hudson City Savings Bank and James C. Kranz (*)

11.1	Statement Re: Computation of Per Share Earnings

21.1	Subsidiaries of Hudson City Bancorp, Inc.

23.1	Consent of KPMG LLP (6)

31.1	Certification of Disclosure of Ronald E. Hermance, Jr.

31.2	Certification of Disclosure of Denis J. Salamone

32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2003.

(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.

(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 29, 2000.

(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

(6)	Submitted only with filing in electronic format.

(7)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-114536 on Form S-8, filed with the Securities and Exchange Commission on April 16, 2004.

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on February 22, 2005.

Hudson City Bancorp, Inc.
By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Ronald E. Hermance, Jr.	Director, Chairman, President and	February 22, 2005
Chief Executive Officer
Ronald E. Hermance, Jr.	(principal executive officer)

/s/ Denis J. Salamone	Director, Senior Executive Vice President and	February 22, 2005
Denis J. Salamone	Chief Operating Officer (principal financial and accounting officer)

/s/ Verne S. Atwater	Director	February 22, 2005

Verne S. Atwater

/s/ Michael W. Azzara	Director	February 22, 2005

Michael W. Azzara

/s/ William G. Bardel	Director	February 22, 2005

William G. Bardel

/s/ Scott A. Belair	Director	February 22, 2005

Scott A. Belair

/s/ John D. Birchby	Director	February 22, 2005

John D. Birchby

/s/ Victoria H. Bruni	Director	February 22, 2005

Victoria H. Bruni

/s/ William J. Cosgrove	Director	February 22, 2005

William J. Cosgrove

/s/ Andrew J. Egner, Jr.	Director	February 22, 2005

Andrew J. Egner, Jr.

/s/ Leonard S. Gudelski	Director	February 22, 2005

Leonard S. Gudelski

/s/ John W. Klie	Director	February 22, 2005

John W. Klie

/s/ Donald O. Quest	Director	February 22, 2005

Donald O. Quest

/s/ Joseph G. Sponholz	Director	February 22, 2005

Joseph G. Sponholz