Form 10-Q
period 2005-03-31
HUDSON CITY BANCORP INC
filed 2005-05-09
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2005

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

Yes ☑ No ☐

As of May 2, 2005, the registrant had 186,413,293 shares of common stock, $0.01 par value, outstanding. Of such shares outstanding, 122,576,600 shares were held by Hudson City, MHC, the registrant’s mutual holding company, and 63,836,693 shares were held by the public and directors, officers and employees of the registrant.

Hudson City Bancorp, Inc.
Form 10-Q

Contents of Report

Hudson City Bancorp, Inc.
Form 10-Q

This Report on Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate.

Any or all of our forward-looking statements in this Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. We do not intend to update any of the forward-looking statements after the date of this Report on Form 10-Q or to conform these statements to actual results.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Assets
Cash and due from banks	$107,102	$122,483
Federal funds sold	23,100	45,700

Total cash and cash equivalents	130,202	168,183

Investment securities held to maturity, market value of $1,492,166 at March 31, 2005 and $1,326,336 at December 31, 2004	1,509,274	1,334,249
Investment securities available for sale, at market value	1,460,932	1,594,639
Federal Home Loan Bank of New York stock	145,000	140,000
Mortgage-backed securities held to maturity, market value of $3,838,674 at March 31, 2005 and $3,721,029 at December 31, 2004	3,925,469	3,755,921
Mortgage-backed securities available for sale, at market value	1,779,502	1,620,708
Loans	11,983,809	11,363,039
Less:
Deferred loan fees	6,422	8,073
Allowance for loan losses	27,388	27,319

Net loans	11,949,999	11,327,647
Foreclosed real estate, net	998	878
Accrued interest receivable	101,272	97,490
Banking premises and equipment, net	40,028	36,399
Other assets	88,540	69,867

Total Assets	$21,131,216	$20,145,981

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$11,250,228	$11,059,798
Noninterest-bearing	445,929	417,502

Total deposits	11,696,157	11,477,300
Borrowed funds	7,850,000	7,150,000
Accrued expenses and other liabilities	144,971	115,797

Total liabilities	19,691,128	18,743,097

Common stock, $0.01 par value, 800,000,000 shares authorized; 231,276,600 shares issued 186,406,693 shares outstanding at March 31, 2005, and 186,145,995 shares outstanding at December 31, 2004	2,313	2,313
Additional paid-in capital	575,699	570,505
Retained earnings	1,637,218	1,588,792
Treasury stock, at cost; 44,869,907 shares at March 31, 2005 and 45,130,605 shares at December 31, 2004	(692,786)	(696,812)
Unallocated common stock held by the employee stock ownership plan	(47,062)	(47,552)
Unearned common stock held by the recognition and retention plan	(4,062)	(5,267)
Accumulated other comprehensive loss, net of tax	(31,232)	(9,095)

Total stockholders’ equity	1,440,088	1,402,884

Total Liabilities and Stockholders’ Equity	$21,131,216	$20,145,981

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands, except per share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans	$156,098	$123,087
Interest and fees on consumer and other loans	2,301	2,049
Interest on mortgage-backed securities held to maturity	43,044	45,851
Interest on mortgage-backed securities available for sale	17,130	15,796
Interest on investment securities held to maturity	17,027	1,331
Interest and dividends on investment securities available for sale	16,020	23,937
Dividends on Federal Home Loan Bank of New York stock	1,176	659
Interest on federal funds sold	823	317

Total interest and dividend income	253,619	213,027

Interest Expense:
Interest on deposits	62,915	49,769
Interest on borrowed funds	64,818	47,719

Total interest expense	127,733	97,488

Net interest income	125,886	115,539

Provision for Loan Losses	65	225

Net interest income after provision for loan losses	125,821	115,314

Non-Interest Income:
Service charges and other income	1,136	1,194
Gains on securities available for sale, net	2,737	2,437

Total non-interest income	3,873	3,631

Non-Interest Expense:
Compensation and employee benefits	19,930	19,684
Net occupancy expense	4,556	3,940
Federal deposit insurance assessment	408	417
Computer and related services	592	539
Other expense	5,279	4,473

Total non-interest expense	30,765	29,053

Income before income tax expense	98,929	89,892

Income Tax Expense	37,000	33,663

Net income	$61,929	$56,229

Basic Earnings Per Share	$0.35	$0.31

Diluted Earnings Per Share	$0.34	$0.30

Weighted Average Number of Common Shares Outstanding:
Basic	179,112,928	181,523,963

Diluted	183,544,140	187,040,989

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Cash Flows from Operating Activities:
Net income	$61,929	$56,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	6,371	7,515
Provision for loan losses	65	225
Gains on securities available for sale, net	(2,737)	(2,437)
Allocation of stock for employee benefit plans	4,307	4,630
Deferred tax expense	—	415
Net proceeds from sale of foreclosed real estate	332	828
(Increase) decrease in accrued interest receivable	(3,782)	1,127
Increase in other assets	(3,384)	(50,843)
Increase in accrued expenses and other liabilities	29,174	20,800
Tax benefit from stock plans	3,872	12,705

Net Cash Provided by Operating Activities	96,147	51,194

Cash Flows from Investing Activities:
Originations of loans	(341,384)	(265,875)
Purchases of loans	(785,590)	(761,050)
Payments on loans	502,277	376,966
Principal collection of mortgage-backed securities held to maturity	209,820	286,619
Purchases of mortgage-backed securities held to maturity	(381,481)	(4,093)
Principal collection of mortgage-backed securities available for sale	73,666	49,626
Proceeds from sales of mortgage-backed securities available for sale	225,253	126,421
Purchases of mortgage-backed securities available for sale	(470,020)	(581,912)
Proceeds from maturities and calls of investment securities held to maturity	74,978	—
Purchases of investment securities held to maturity	(250,000)	(562,475)
Proceeds from maturities and calls of investment securities available for sale	100,022	826,335
Proceeds from sales of investment securities available for sale	9,980	—
Purchases of investment securities available for sale	—	(337,306)
Purchases of Federal Home Loan Bank of New York stock	(5,000)	—
Redemption of Federal Home Loan Bank of New York stock	—	4,850
Purchases of premises and equipment, net	(4,739)	(2,008)

Net Cash Used in Investment Activities	(1,042,218)	(843,902)

Cash Flows from Financing Activities:
Net increase in deposits	218,857	306,235
Proceeds from borrowed funds	700,000	650,000
Principal payments on borrowed funds	—	(150,000)
Dividends paid	(11,343)	(9,604)
Purchases of stock by the recognition and retention plan	(1,290)	(3,891)
Purchases of treasury stock	—	(27,406)
Exercise of stock options	1,866	3,292

Net Cash Provided by Financing Activities	908,090	768,626

Net Decrease in Cash and Cash Equivalents	(37,981)	(24,082)

Cash and Cash Equivalents at Beginning of Period	168,183	254,584

Cash and Cash Equivalents at End of Period	$130,202	$230,502

Supplemental Disclosures:
Interest paid	$126,137	$96,460

Income taxes paid	$4,865	$—

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

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005.

Certain information and note disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s December 31, 2004 Annual Report on Form 10-K.

Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $452,000 and $892,000 for the three month periods ended March 31, 2005 and 2004, respectively, did not result in cash receipts or cash payments.

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

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$61,929	$56,229
Add: expense recognized for the recognition and retention plans, net of related tax effect	1,070	1,160
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	(1,444)	(1,962)

Pro forma net income	$61,555	$55,427

Basic earnings per share: As reported	$0.35	$0.31
Pro forma	0.34	0.31

Diluted earnings per share: As reported	$0.34	$0.30
Pro forma	0.34	0.30

The fair value of the option grants, for those grants issued during the following periods, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months
	Ended March 31,
	2005		2004
Expected dividend yield		2.23%		1.64%
Expected volatility	21.57		19.68
Risk-free interest rate	3.64		2.99
Expected option life	5	years	5	years

2. Plan of Conversion and Reorganization

On December 16, 2004 the Boards of Directors of Hudson City Bancorp, Hudson City Savings and Hudson City, MHC unanimously adopted a Plan of Conversion and Reorganization and related amendments. Under the terms of the Plan of Conversion and Reorganization, Hudson City Savings will reorganize from its current two-tier mutual holding company structure to a stock holding company structure and Hudson City Bancorp will undertake a “second-step” stock offering of new shares of common stock. Hudson City, MHC, which owns 65.76% of the outstanding common stock of Hudson City Bancorp as of March 31, 2005, will be merged into Hudson City Bancorp as part of the reorganization. On April 5, 2005, Hudson City Bancorp announced that it had received conditional approval from the Office of Thrift Supervision to commence the “second-step” transaction and that the registration statement related to the transaction was declared effective by the Securities and Exchange Commission. The transactions contemplated by the Plan of Conversion and Reorganization are still subject to the approval of Hudson City Savings’ depositors and Hudson City Bancorp’s shareholders

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

(other than Hudson City, MHC), final regulatory approval from the Office of Thrift Supervision and the sale of at least 361.3 million shares of Hudson City Bancorp common stock. Meetings of Hudson City Savings’ depositors and Hudson City Bancorp’s shareholders have been scheduled for May 27, 2005. Proxy materials for each meeting have been mailed. If approved, Hudson City Bancorp anticipates that the transactions will be completed in the second quarter of 2005.

3. — Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized holding gains and losses on securities available for sale, net of tax. Comprehensive income during the periods indicated is as follows.

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Net income	$61,929	$56,229
Other comprehensive income (loss):
Unrealized holding (loss) gain on securities available for sale, net of (benefit) tax of $(14,170) for 2005 and $17,294 for 2004	(20,518)	25,040
Reclassification adjustment for gains in net income, net of (benefit) tax of $(1,118) for 2005 and $(996) for 2004	(1,619)	(1,441)

Comprehensive income	$39,792	$79,828

4. — Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Three Months Ended March 31,
	2005			2004
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$61,929			$56,229

Basic earnings per share:
Income available to common stockholders	$61,929	179,113	$0.35	$56,229	181,524	$0.31

Effect of dilutive common stock equivalents	—	4,431		—	5,517

Diluted earnings per share:
Income available to common stockholders	$61,929	183,544	$0.34	$56,229	187,041	$0.30

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

5. — Fair Value and Unrealized Losses of Securities

The following table summarizes the fair value and unrealized losses of those investment and mortgage-backed securities that reported an unrealized loss at March 31, 2005 and 2004, and whether the unrealized loss position was continuous for the twelve months prior to those dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
2005

United States government agencies	$2,708,941	$45,397	$212,884	$8,496	$2,921,825	$53,893

GNMA pass-through certificates	$602,215	$3,219	$40,872	$390	$643,087	$3,609
FNMA pass-through certificates	2,264,554	38,948	189,157	8,329	2,453,711	47,277
FHLMC pass-through certificates	659,992	8,943	232,089	11,275	892,081	20,218
FHLMC and FNMA REMIC’s	18,832	226	621,731	41,528	640,563	41,754

Total mortgage-backed securities	$3,545,593	$51,336	$1,083,849	$61,522	$4,629,442	$112,858

2004

United States government agencies	$220,512	$908	$—	$—	$220,512	$908
Corporate bonds	—	—	49	1	49	1

Total investment securities	$220,512	$908	$49	$1	$220,561	$909

GNMA pass-through certificates	$76,805	$312	$—	$—	$76,805	$312
FNMA pass-through certificates	223,088	1,216	—	—	223,088	1,216
FHLMC pass-through certificates	271,231	2,098	—	—	271,231	2,098
FHLMC, FNMA and GNMA - REMIC’s	1,337,670	32,089	—	—	1,337,670	32,089

Total mortgage-backed securities	$1,908,794	$35,715	$—	$—	$1,908,794	$35,715

The unrealized losses are primarily due to the changes in interest rates. We have not classified these items as impaired as the coupon payments for the investment securities and the scheduled principal and interest payments have been made in accordance with the terms of the agreements. We also anticipate collecting the entire principal balance as scheduled, we believe the price variation is temporary in nature and we have the intent and ability to hold these securities to maturity or for a sufficient amount of time to recover the recorded investment.

6. — Stockholders’ Equity

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the three-month period ended March 31, 2005, we did not purchase any shares of our common stock, as we suspended our stock repurchase program pending the completion of the “second-step” conversion. At March 31, 2005, there were 3,076,221 shares remaining to be repurchased under the existing stock repurchase program.

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

In the first quarter of 2005, Hudson City, MHC applied for and received regulatory approval from the Office of Thrift Supervision to waive receipt of dividend payments on the Hudson City Bancorp stock it owns. This waiver applies to any dividend declared during 2005. The additional operating capital remaining at Hudson City Bancorp will be used for general corporate purposes.

7. — Net Periodic Benefit Plans Expenses

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

Net periodic benefit cost included the following components:

	For the Three Months Ended March 31,
	Retirement Plans		Other Benefits
	2005	2004	2005	2004
	(In thousands)
Service cost	$806	$726	$598	$552
Interest cost	1,172	1,134	657	638
Expected return on assets	(1,693)	(1,643)	—	—
Amortization of:
Net loss (gain).	86	12	(3)	1
Unrecognized prior service cost	(4)	(4)	—	—

Net periodic benefit cost	$367	$225	$1,252	$1,191

Due to the funded status of our qualified retirement plan, we do not plan to make a contribution to the plan for 2005.

Effective July 1, 2004, we adopted FASB Staff Position 106-2, which requires companies to recognize the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). The effect of the Medicare Act reduced the accumulated postretirement benefit obligation by $5,399,000 as of January 1, 2004. Had we adopted FASB Staff Position 106-2 at January 1, 2004, net periodic benefit cost would have been reduced by $171,000 for the three-month period ended March 31, 2004.

8. — Subsequent Event

On April 14, 2005, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of twenty-one cents ($0.21) per common share outstanding. The dividend is payable on June 1, 2005 to stockholders of record at the close of business on May 6, 2005. The Board of Directors of Hudson City, MHC waived receipt of this dividend consistent with the approval received from the Office of Thrift Supervision during the first quarter of 2005.

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

9. — Recent Accounting Pronouncements

On September 30, 2004, the FASB issued Staff Position Emerging Issues Task Force (“EITF”) Issue No. 03-01, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remains effective. The delay will be superseded concurrent with the final issuance of EITF Issue No. 03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement was initially effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Effective April 15, 2005, the Securities and Exchange Commission issued final rule No. 33-8568, which amended the date for compliance with SFAS No. 123 (revised 2004) for registrants that do not file as small business issuers to the first annual reporting period beginning on or after June 15, 2005, which for us is January 1, 2006. We do not expect the adoption of SFAS No. 123 (revised 2004) will have a material impact on our financial condition or results of operations.

Hudson City Bancorp, Inc.
Form 10-Q

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing demand deposits and borrowed funds. Net interest income is affected by the shape of the market yield curve, which continued to flatten during the first quarter of 2005, the timing of the placement of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets, which was relatively flat when comparing the first quarter of 2005 to the first quarter of 2004, notwithstanding an increase in the actual amounts received due to the growth of our mortgage-related asset portfolios. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Our results are also affected by the price of our stock, as the expense of certain of our employee stock compensation plans is related to the current price of our common stock.

Our net income for the first three months of 2005 increased $5.7 million to $61.9 million. Basic and diluted earnings per share for the first quarter of 2005 were $0.35 and $0.34, respectively, compared with $0.31 and $0.30, respectively, for the first quarter of 2004. The increase in net income was primarily the result of the $3.11 billion growth of our average assets when comparing the first quarter of 2005 with the first quarter of 2004. Our return on average assets for the first quarter of 2005 was 1.21%. Total stockholders’ equity increased $37.2 million during the first three months of 2005. Our return on average stockholders’ equity was 17.21% for the first quarter of 2005.

During the first three months of 2005, we continued to grow our balance sheet consistent with our traditional thrift business model and the growth initiatives we have employed during recent periods. Our balance sheet growth was primarily due to a $620.8 million increase in total loans and a $328.3 million increase in total mortgage-backed securities and was funded principally by borrowed funds and customer deposits. The growth in our core investment of residential first mortgage loans was due to our continued strong levels of loan purchases that allowed us to grow and geographically diversify our mortgage loan portfolio at a reatively low overhead cost while maintaining our traditional thrift business model.

The $700.0 million increase in borrowed funds was used to meet the goals of our growth initiatives, to take advantage of the still relatively low interest rate environment and to extend the overall maturity of our liabilities. The $218.9 million growth in customer deposits was primarily the result of a $139.3 million increase in time deposit accounts. Our ability to grow our business with relatively low cost interest-bearing liabilities, notwithstanding the general increase in short-term interest rates, resulted in the increase in our net interest income for the first quarter of 2005.

Short-term market interest rates generally increased during the first quarter of 2005 following increases during the entirety of 2004. The Federal Open Market Committee of the Federal Reserve Board increased the overnight lending rate 25 basis points at each of the regularly scheduled meetings beginning in June 2004 to the current rate of 3.00%. Long-term market interest rates also increased in the first quarter of 2005, but at a slower pace than short-term interest rates. Hence, the market yield curve continued to

Hudson City Bancorp, Inc.
Form 10-Q

flatten during the first quarter of 2005. Accordingly, our net interest margin decreased 24 basis points for the first three months of 2005 compared with the same period in 2004.

We anticipate that both short-term and long-term market interest rates will continue to increase in 2005, but short-term interest rates will continue to increase at a faster pace than long-term interest rates. The result of this potential market interest rate scenario would be a further flattening of the market yield curve, which would cause the spread between long-term interest rates and short-term interest rates to decrease. If this occurs, the resulting interest rate environment is expected to have an adverse impact on our results of operations and our net interest margin as our interest-earning assets, both loans and securities, generally price off long-term interest rates, while our interest-bearing liabilities, both deposits and borrowed funds, generally price off short-term interest rates. If both short- and long-term interest rates increase by the same amount, and the shape of the yield curve does not change, the resulting environment is also likely to have a short-term adverse impact on our results of operations, as our interest-bearing liabilities will reset to the current market interest rates faster than our interest-earning assets.

We expect to continue to grow our assets primarily through the origination and purchase of mortgage loans, while purchasing investment and mortgage-backed securities as a supplement to our mortgage loans. In addition to the expected funds which may be received in connection with the “second-step” conversion, the funding for our asset growth is expected to come from customer deposits and borrowed funds. We plan that approximately half of these originations and purchases will be variable-rate in nature, in order to assist in the management of our interest rate risk. Included in variable-rate loans are loans with a contractual annual rate adjustment after their initial fixed-rate periods of either three, five or ten years.

We plan that the funds borrowed will have initial non-call periods of three to five years and final maturities of ten years in order to extend the maturity of our liabilities and assist in the management of our interest rate risk. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices. We opened one branch office in Suffolk County, NY during April of 2005. We have received regulatory approval to open three additional branch offices in New Jersey, three additional branch offices in Suffolk County and two branch offices in Richmond County (Staten Island), NY, all of which we plan to open during 2005. We will continue to explore branch expansion opportunities in market areas that present significant opportunities for our traditional thrift business model and intend to open ten to fifteen branches in each of the next three years. Although new branching activity results in additional expenses, overall we have continued to control our operating expenses and maintained an efficiency ratio of 23.70% during the first quarter of 2005.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

During the first three months of 2005, our total assets increased $985.2 million, or 4.9%, to $21.13 billion at March 31, 2005 from $20.15 billion at December 31, 2004. Loans increased $620.8 million, or 5.5%, to $11.98 billion at March 31, 2005 from $11.36 billion at December 31, 2004. The increase in loans reflected our continued loan purchase activity as well as our focus on the origination of one- to four-family first mortgage loans, primarily in New Jersey and the New York metropolitan area. For the first three months of 2005, we purchased first mortgage loans of $785.6 million and originated first mortgage loans of $322.7 million, compared with purchases of $761.1 million and originations of $247.3 million for the first three months of 2004. The larger volume of purchased mortgage loans in the first three months of 2005, when compared to the volume of loan originations, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional

Hudson City Bancorp, Inc.
Form 10-Q

thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.

These first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans. Approximately 40.5% of the loan purchases and originations were variable-rate loans, which we consider to be any loan with a contractual annual rate adjustment after an initial fixed-rate period of three, five or ten years. At March 31, 2005, fixed-rate mortgage loans accounted for 89.3% of our first mortgage loan portfolio compared with 92.5% at December 31, 2004. This percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice to current market interest rates, while our interest-bearing deposits and callable borrowed funds would reprice, from time to time, to the higher market interest rates.

Total mortgage-backed securities increased $328.3 million to $5.70 billion at March 31, 2005 from $5.38 billion at December 31, 2004. This increase in total mortgage-backed securities resulted from a $169.5 million increase in mortgage-backed securities held to maturity, primarily reflecting purchases of variable-rate instruments with initial fixed-rate periods of five to seven years, and a $158.8 million increase in mortgage-backed securities available for sale, reflecting purchases of variable-rate instruments with initial fixed-rate periods of one to three years. These variable-rate purchases accounted for 98.2% of all mortgage-backed security purchases resulting in our variable-rate securities held at March 31, 2005 accounting for 35.9% of our total portfolio. We intend to continue to purchase variable-rate securities, as well as originate and purchase variable-rate mortgage loans, as part of our strategy to assist in the management of our interest rate risk.

Overall, the aggregate balance of the investment securities portfolio remained relatively stable at $2.97 billion at March 31, 2005 compared with $2.93 billion at December 31, 2004. Accrued interest receivable increased $3.8 million, primarily due to increased balances in loans and investments. The $3.6 million increase in banking premises and equipment, net, reflected additional expenditures related to our branch expansion strategy. The $18.6 million increase in other assets reflected the increase in the deferred tax asset on our available for sale investment and mortgage-backed securities.

Total liabilities increased $948.0 million, or 5.1%, to $19.69 billion at March 31, 2005 compared with $18.74 billion at December 31, 2004. Borrowed funds increased $700.0 million, or 9.8%, to $7.85 billion at March 31, 2005 from $7.15 billion at December 31, 2004. The additional borrowed funds were primarily used to fund our asset growth. Borrowed funds were comprised of $5.90 billion of securities sold under agreements to repurchase and $1.95 billion of Federal Home Loan Bank advances. The $700.0 million in new borrowings primarily have initial non-call periods ranging from three to five years and final maturities of ten years.

Total deposits increased $218.9 million, or 1.9%, to $11.70 billion at March 31, 2005 from $11.48 billion at December 31, 2004. The increase in total deposits was primarily used to fund our growth initiatives. Interest-bearing deposits increased $190.4 million primarily due to a $139.3 million increase in our time deposit accounts and a $53.5 million increase in our interest-bearing High Value Checking account product. We believe the increase in time deposits was due primarily to our offering of competitive rates on desirable short-term deposit products. It is also possible that the announcement of our “second-step” conversion transaction was partly responsible for the increase in deposits. We expect a portion of our deposits will be used to subscribe for stock in connection with the “second-step” conversion and may result in a decrease in our deposits. The balance in the High Value Checking account at March 31, 2005 was $4.24 billion compared with $4.19 billion at December 31, 2004. The $29.2 million increase in other

Hudson City Bancorp, Inc.
Form 10-Q

liabilities was due to an increase in accrued tax expense due to the timing of the first quarter estimated tax payment.

Total stockholders’ equity increased $37.2 million, or 2.7%, to $1.44 billion at March 31, 2005 from $1.40 billion at December 31, 2004. The increase in stockholders’ equity was primarily due to net income of $61.9 million for the first three months of 2005, a $1.9 million increase due to the exercise of 260,698 stock options, a $3.9 million permanent tax benefit due to the exercise of stock options and the vesting of awards under our employee stock benefit plans, and a $4.3 million increase due to the commitment of shares for our employee stock benefit plans. These increases to stockholders’ equity were partially offset by cash dividends declared and paid to common stockholders of $11.3 million, purchases of 36,134 shares of common stock for our recognition and retention plan at an aggregate cost of $1.3 million and a $22.1 million increase in accumulated other comprehensive loss primarily due to a decrease in the fair value of our available for sale investment portfolio due to increasing market interest rates. Our registration statement on Form S-3, on file at the Securities and Exchange Commission, sets forth the pro forma impact of the “second-step” conversion under the captions “Capitalization” and “Pro Forma Data.”

As of March 31, 2005 there remained 3,076,221 shares authorized to be purchased under our current stock repurchase program. We have suspended our stock repurchase program pending the completion of the “second-step” conversion. At March 31, 2005, the ratio of total stockholders’ equity to total assets was 6.81% compared with 6.96% at December 31, 2004. For the three-month period ended March 31, 2005, the ratio of average stockholders’ equity to average assets was 7.01% compared with 7.29% for the year ended December 31, 2004. The decrease in these ratios was primarily due to our capital management strategy of planned asset growth, and a slower percentage growth in stockholders’ equity as compared to the more rapid percentage growth in assets. Stockholders’ equity per common share was $8.04 at March 31, 2005 compared with $7.85 at December 31, 2004.

Average Balance Sheets for the Three Months Ended March 31, 2005 and 2004

The tables on the following pages present certain information regarding Hudson City Bancorp’s financial condition and net interest income for the three-month periods ended March 31, 2005 and 2004. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Three Months Ended March 31,
	2005				2004
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost (4)		Balance	Interest	Cost
	(Dollars in thousands)
	(Unaudited)
Assets:
Interest-earning assets:
First mortgage loans, net (1)	$11,371,846	156,098	5.49%		$8,836,842	123,087	5.57%
Consumer and other loans	159,430	2,301	5.77		135,302	2,049	6.06
Federal funds sold	138,997	823	2.40		139,674	317	0.91
Mortgage-backed securities at amortized cost	5,455,509	60,174	4.41		5,540,780	61,647	4.45
Federal Home Loan Bank of New York stock	140,500	1,176	3.35		160,213	659	1.65
Investment securities at amortized cost	2,961,077	33,047	4.46		2,301,503	25,268	4.39

Total interest-earning assets	20,227,359	253,619	5.02		17,114,314	213,027	4.98

Noninterest-earning assets	313,892				319,175

Total Assets	$20,541,251				$17,433,489

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$919,453	2,245	0.99		$943,526	2,331	0.99
Interest-bearing demand accounts	4,320,858	27,298	2.56		2,992,267	15,626	2.10
Money market accounts	568,706	1,441	1.03		618,330	1,472	0.96
Time deposits	5,325,551	31,931	2.43		5,642,579	30,340	2.16

Total interest-bearing deposits	11,134,568	62,915	2.29		10,196,702	49,769	1.96
Borrowed funds	7,402,222	64,818	3.55		5,376,374	47,719	3.57

Total interest-bearing liabilities	18,536,790	127,733	2.79		15,573,076	97,488	2.52

Noninterest-bearing liabilities:
Noninterest-bearing deposits	418,585				394,167
Other noninterest-bearing liabilities	146,423				123,683

Total noninterest-bearing liabilities	565,008				517,850

Total liabilities	19,101,798				16,090,926
Stockholders’ equity	1,439,453				1,342,563

Total Liabilities and Stockholders’ Equity	$20,541,251				$17,433,489

Net interest income/net interest rate spread (2)		$125,886	2.23%			$115,539	2.46%

Net interest-earning assets/net interest margin (3)	$1,690,569		2.45%		$1,541,238		2.69%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.10	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	At March 31, 2005, the weighted-average rate on our outstanding interest-earning assets, other than our FHLB stock, was as follows: first mortgage loans, 5.67%, consumer and other loans, 5.84%, federal funds sold, 2.75%, mortgage-backed securities, 4.71%, investment securities, 4.48%. At March 31, 2005, the weighted-average rate on our outstanding interest-bearing liabilities was as follows: savings accounts, 0.98%, interest-bearing demand accounts, 2.91%, money market accounts, 1.12%, time deposits, 2.52%, borrowed funds, 3.52%.

Hudson City Bancorp, Inc.
Form 10-Q

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

General. Net income was $61.9 million for the three months ended March 31, 2005, an increase of $5.7 million, or 10.1%, compared with net income of $56.2 million for the three months ended March 31, 2004. Basic and diluted earnings per common share were $0.35 and $0.34, respectively, for the first quarter of 2005 compared with basic and diluted earnings per share of $0.31 and $0.30, respectively, for the first quarter of 2004. For the first quarter of 2005 our return on average stockholders’ equity was 17.21% compared with 16.75% for the first quarter of 2004. The increase in the return on average stockholders’ equity was primarily due to the growth of our net income and a lower percentage growth in stockholders’ equity due to payment of cash dividends and stock repurchases. Our return on average assets for the three-month period ended March 31, 2005 was 1.21% compared with 1.29% for the three-month period ended March 30, 2004. The decrease in the return on average assets was primarily due to our overall balance sheet growth during a period of narrowing net interest margins and a flattening market yield curve.

Interest and Dividend Income. Total interest and dividend income increased $40.6 million, or 19.1%, to $253.6 million for the quarter ended March 31, 2005 compared with $213.0 million for the quarter ended March 31, 2004. The increase in total interest and dividend income was primarily due to a $3.12 billion, or 18.2%, increase in the average balance of total interest-earning assets to $20.23 billion for the first quarter of 2005 compared with $17.11 billion for the first quarter of 2004. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods. The increase in interest and dividend income was also the result of a four basis point increase in the annualized average yield on total interest-earning assets to 5.02% for the first quarter of 2005 from 4.98% for the first quarter of 2004, reflecting yield increases in investment securities and a shift in our interest-earning asset mix to a higher percentage of first mortgage loans, which earn a higher yield than most of our other interest-earning assets.

The $33.0 million increase in interest and fee income on first mortgage loans was primarily due to a $2.53 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on balance sheet growth in our core investment in first mortgage loans. The increase in mortgage loan income due to the increase in the average balance was partially offset by an eight basis point decrease in the annualized average yield, which reflected the large volume of loan origination and purchase activity during the prevailing interest rate environment of 2004 and the first quarter of 2005, and the larger volume of originations and purchases of variable-rate loans, which generally initially yield less than fixed-rate loans.

The $7.7 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of total investment securities of $659.6 million, which reflected the investment of certain of the cash flows from the prepayment activity on our mortgage-related assets in 2004 into investment securities. The increase in income on total investment securities was also due to a seven basis point increase in the annualized average yield on our investment securities, due, in part, to the purchase of agency step-up bonds, which have higher interest rates than similar agency securities.

The $1.4 million decrease in interest income on total mortgage-backed securities was due to an $85.3 million decrease in the average balance of total mortgage-backed securities, which primarily reflected the subsequent investment of the 2004 prepayment and sales activity on our mortgage-backed securities into investment securities and first mortgage loans. The decrease also reflected a four basis point decrease in

Hudson City Bancorp, Inc.
Form 10-Q

the annualized weighted-average yield of mortgage-backed securities that reflected the prevailing long-term interest rate environment of 2004, and the larger volume of purchases of variable-rate securities, which generally initially yield less than fixed-rate securities.

Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $30.2 million, or 31.0%, to $127.7 million for the quarter ended March 31, 2005 from $97.5 million for the quarter ended March 31, 2004. This increase was primarily due to a $2.97 billion, or 19.1%, increase in the average balance of total interest-bearing liabilities to $18.54 billion for the first quarter of 2005 compared with $15.57 billion for the first quarter of 2004. The increase in total interest expense was also due to a 27 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 2.79% for the three-month period ended March 31, 2005 compared with 2.52% for the three-month period ended March 31, 2004, which reflected the growth of our interest-bearing liabilities during the rising short-term interest rate environment experienced during 2004 and the first quarter of 2005 and the larger growth in our borrowed funds, which have higher costs than our interest-bearing deposits.

Interest expense on borrowed funds increased $17.1 million primarily due to a $2.02 billion increase in the average balance of borrowed funds, the impact of which was partially offset by a two basis point decrease in the annualized average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth and extend the overall maturity of our liabilities. The decrease in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the prevailing long-term interest rate environment that existed during 2004 and the first quarter of 2005. The new borrowings added in the first quarter of 2005 primarily have initial non-call periods of three to five years and final maturities of ten years.

The $13.1 million increase in interest expense on interest-bearing deposits for the three months ended March 31, 2005 was due to a $937.9 million increase in the average balance of interest-bearing deposits and a 33 basis point increase in the annualized weighted-average cost of interest-bearing deposits. The growth in the average balance of interest-bearing deposits was primarily used to fund our growth initiatives. The increase in the annualized weighted-average cost of interest-bearing deposits, experienced principally in interest-bearing demand accounts and time deposits, reflected the rising short-term market interest rate environment experienced during 2004 and the first quarter of 2005 and the need to increase rates on these deposit products in the highly competitive deposit market of the New York metropolitan area.

The $11.7 million increase in interest expense on our interest-bearing demand accounts reflected an increase in the average balance of interest-bearing demand accounts of $1.33 billion, primarily due to the growth of our High Value Checking account product, and a 46 basis point increase in the weighted-average cost due to the rising short-term market interest rate environment. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay competitive rates and by opening new branch offices, while supplementing the deposit growth with borrowed funds.

Net Interest Income. Net interest income increased $10.4 million, or 9.0%, to $125.9 million for the quarter ended March 31, 2005 compared with $115.5 million for the quarter ended March 31, 2004. This increase primarily reflected our growth initiatives that resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities. Our net interest rate spread, determined by subtracting the annualized weighted-average cost of total interest-bearing liabilities from the annualized

Hudson City Bancorp, Inc.
Form 10-Q

weighted-average yield on total interest-earning assets, was 2.23% for the first quarter of 2005 compared with 2.46% for the corresponding period in 2004. For the first quarter of 2005, our net interest margin, determined by dividing annualized net interest income by total average interest-earning assets, was 2.45% compared with 2.69% for the corresponding 2004 period. The decrease in these ratios was primarily due to the larger increases in short-term market interest rates, when compared to long-term market interest rates, and the fact that our interest-bearing liabilities generally reflect changes in short-term interest rates while our interest-earning assets generally reflect changes in long-term interest rates.

Provision for Loan Losses. Our provision for loan losses was $65,000 for the three-month period ended March 31, 2005 compared to $225,000 for the three-month period ended March 31, 2004. Net recoveries for the first quarter of 2005 were $4,000 compared with net charge-offs of $7,000 for the first quarter of 2004. The allowance for loan losses increased $69,000 to $27.4 million at March 31, 2005 from $27.3 million at December 31, 2004.

Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased $2.9 million to $24.5 million at March 31, 2005 from $21.6 million at December 31, 2004, reflecting increases in our non-performing purchased loan portfolio. The ratio of non-performing loans to total loans was 0.20% at March 31, 2005 compared with 0.19% at December 31, 2004. The ratio of the allowance for loan losses to non-performing loans was 111.83% at March 31, 2005 compared with 126.44% at December 31, 2004. The ratio of the allowance for loan losses to total loans was 0.23% at March 31, 2005 compared with 0.24% at December 31, 2004.

During the first quarter of 2005, we lowered the loss factors used in our analysis on our first mortgage loans to reflect the seasoning of the purchased loan portfolio and the recent favorable charge-off experience. Notwithstanding such decrease, we recorded a minimal provision for loan losses in the first quarter of 2005 to reflect probable losses resulting from the actual growth in our loan portfolio. We consider the ratio of allowance for loan losses to total loans at March 31, 2005, given our primary lending emphasis and current market conditions, to be at an acceptable level. Furthermore, the allowance for loan losses and provision reflected the growth in the loan portfolio, the low levels of loan charge-offs, the stability in the real estate market and the resulting stability in our overall loan quality.

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

Non-Interest Income. Total non-interest income increased $242,000 to $3.9 million for the quarter ended March 31, 2005 from $3.6 million for the quarter ended March 31, 2004. The increase in non-interest income primarily reflected a $300,000 increase in gains on securities transactions, net to $2.7 million for the first quarter of 2005 from $2.4 million for the first quarter of 2004. The total cash flows from the sales of these securities of $225.3 million were primarily reinvested in first mortgage loans.

Non-Interest Expense. Total non-interest expense increased $1.7 million, or 5.8%, to $30.8 million for the quarter ended March 31, 2005 from $29.1 million for the quarter ended March 31, 2004. The increase primarily reflected increases in net occupancy expense and advertising expenses (a component of other expenses) due to our branch expansion program. The increase in advertising expense also reflected

Hudson City Bancorp, Inc.
Form 10-Q

increases in deposit advertising due to heightened competition for deposits in the New York metropolitan area.

Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 23.70% for the first quarter of 2005 compared with 24.38% for the first quarter of 2004. Our ratio of annualized non-interest expense to average total assets for the first quarter of 2005 was 0.60% compared with 0.67% for the first quarter of 2004. The decrease in these ratios reflected our ability to leverage our existing infrastructure to support continuing asset growth while controlling operating expenses, as our average assets grew in excess of 17.0% when comparing the first quarter of 2005 to the same period in 2004.

Income Taxes. Income tax expense increased $3.3 million, or 9.8%, to $37.0 million for the quarter ended March 31, 2005 from $33.7 million for the quarter ended March 31, 2004, primarily due to the 10.0% increase in income before income tax expense. Our effective tax rate for the quarters ended March 31, 2005 and 2004 was 37.40% and 37.45%, respectively.

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

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. As mortgage interest rates decline, customer-prepayment activity tends to accelerate causing an increase in cash flow from both our mortgage loan and mortgage-backed security portfolios. If our pricing is competitive, the demand for mortgage originations also accelerates. When mortgage rates increase, the opposite effect on prepayment activity tends to occur and our loan origination and purchase activity becomes increasingly dependent on the strength of our residential real estate market and the volume of home purchases and new construction activity in the markets we serve.

Principal repayments on loans were $502.3 million during the three-month period ended March 31, 2005 compared with $377.0 million for the three-month period ended March 31, 2004. The increase in principal payments on loans reflected the overall growth in our loans outstanding, notwithstanding a relatively flat prepayment rate. Principal payments received on mortgage-backed securities totaled $283.5 million during the first three months of 2005 compared with $336.2 million during the first three months of 2004. The decrease in payments on mortgage-backed securities reflected the decline in the aggregate balance of mortgage-backed securities during 2004, notwithstanding a relatively flat prepayment rate. Maturities and calls of investment securities totaled $175.0 million during the three-month period ended March 30, 2005 compared with maturities and calls of $826.3 million during the corresponding period in 2004. The decrease in maturities and calls reflected the relatively stable long-term interest rate environment during 2004 and the first quarter of 2005.

Hudson City Bancorp, Inc.
Form 10-Q

Total deposits increased $218.9 million during the three-month period ended March 31, 2005 compared with an increase of $306.2 million during the three-month period ended March 31, 2004. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the increase during the first quarter of 2005 in interest-bearing deposits was due primarily to our consistent offering of competitive rates on our deposit products. It is also possible that the announcement of our “second-step” conversion transaction was partly responsible for the increase in deposits. We expect a portion of our deposits will be used to subscribe for stock in connection with the “second-step” conversion and may result in a decrease in our deposits. Time deposit accounts scheduled to mature within one year were $3.92 billion at March 31, 2005. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products, primarily our High Value Checking account product. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis.

For the three-month period ended March 31, 2005 we borrowed an additional $700.0 million compared with new borrowings of $650.0 million for the three-month period ended March 31, 2004. There were no principal payments on borrowed funds during the first three months of 2005 compared with $150.0 million for the corresponding period in 2004. The funds borrowed during the first quarter of 2005 have initial non-call periods ranging from three to five years and final maturities of ten years, and were primarily used to fund our asset growth. At March 31, 2005, no borrowed funds are scheduled to mature within one year, however, $2.18 billion in borrowed funds have the potential to be called within one year. We anticipate we will have sufficient resources to meet either funding commitment by borrowing new funds at the prevailing market interest rate, or paying-off the borrowed funds, as they mature or are called.

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $341.4 million during the three-month period ended March 31, 2005 compared with $265.9 million during the three-month period ended March 31, 2004. Of the loan originations during the first quarter of 2005, 48.9% were variable-rate loans. During the first three months of 2005 we purchased total loans of $785.6 million compared with $761.1 million during the first three months of 2004. Of the loan purchases during the first quarter of 2005, 36.1% were variable-rate loans. The continued larger volume of purchased mortgage loans in the first three months of 2005, when compared to originated loans, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. The increase in loan purchases also reflected the asset growth strategies we have employed during recent periods, using customer deposits and borrowed funds as our funding sources. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.

Purchases of mortgage-backed securities during the three-month period ended March 31, 2005 were $851.5 million compared with $586.0 million during the three-month period ended March 31, 2004. The increase in purchases of mortgage-backed securities reflected the shift of security purchases to variable-rate mortgage-backed securities to assist in our management of interest rate risk. Of the mortgage-backed securities purchased during the first quarter of 2005, 98.2% were variable-rate securities. During the three-month period ended March 31, 2005, we purchased $250.0 million of investment securities compared with purchases of $899.8 million during the three-month period ended March 31, 2004. This decrease in purchases of investment securities reflected the lower amount of investable cash flows in 2005

Hudson City Bancorp, Inc.
Form 10-Q

caused by lower amount of calls of investment securities and the shift of security purchases to variable-rate mortgage-backed securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first three months of 2005, we purchased $5.0 million of FHLB common stock from the FHLB due to increases in our amount of outstanding borrowings with the FHLB. During the first three months of 2004, we redeemed $4.9 million of FHLB stock due to our declining balance of borrowed funds at the FHLB. The purchase made during 2005 brought our total investment in FHLB stock to $145.0 million, the amount we are currently required to hold.

Our “second-step” conversion is expected to raise at least $3.50 billion in additional capital at the minimum of the offering range. Our registration statement on Form S-3, on file at the Securities and Exchange Commission, sets forth the pro forma impact of the “second-step” conversion under the captions “Capitalization” and “Pro Forma Data.”

Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the three-month period ended March 31, 2005, we suspended our stock repurchase program pending the completion of the “second-step” conversion. During the first three months of 2004, we purchased 700,000 shares at an aggregate cost of $27.4 million. At March 31, 2005, there were 3,076,221 shares remaining to be repurchased under the existing stock repurchase program. During the first three months of 2005, the trustee of our recognition and retention plan purchased 36,134 shares of common stock for our recognition and retention plan at an aggregate cost of $1.3 million due to awards to employees made during the period.

Cash dividends declared and paid during the first three months of 2005 were $11.3 million compared with $9.6 million during the first three months of 2004. In both the first quarter of 2005 and 2004, Hudson City, MHC applied for and was granted approval from the OTS to waive receipt of dividends declared by Hudson City Bancorp during both years. These dividend waivers provide additional operating capital and liquidity at Hudson City Bancorp. The dividend pay-out ratio using amount per share information, which does not reflect the dividend waiver by Hudson City, MHC, for the first three months of 2005 was 57.14% compared with 51.61% for the first three months of 2004. On April 14, 2005, the Board of Directors declared a quarterly cash dividend of twenty-one cents ($0.21) per common share. The dividend is payable on June 1, 2005 to stockholders of record at the close of business on May 6, 2005.

At March 31, 2005, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 6.10%, 6.10% and 16.90%, respectively.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During the first three months of 2005, Hudson City Bancorp received $61.9 million in dividend payments from Hudson City Savings, which amounted to approximately 100.0% of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our common stock, although our repurchase program has been suspended pending the completion of our “second-step’ conversion. Hudson City Bancorp’s ability to continue these activities is solely dependent upon capital distributions

Hudson City Bancorp, Inc.
Form 10-Q

from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make.

Off-Balance Sheet Arrangements and Contractual Obligations

Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2005 and did not have any such hedging transactions in place at March 31, 2005.

The following table reports the amounts of contractual obligations for Hudson City as of March 31, 2005.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loans originations	$270,789	$270,789	$—	$—	$—
Mortgage loan purchases	1,192,576	1,192,576	—	—	—
Mortgage-backed security purchases	553,500	553,500	—	—	—
Operating leases	77,196	4,630	9,755	9,322	53,489

Total	$2,094,061	$2,021,495	$9,755	$9,322	$53,489

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity and overdraft lines of credit, which do not have fixed expiration dates, of approximately $81.4 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days. All commitments to purchase loans and securities are expected to settle on a gross basis.

Critical Accounting Policies

Note 1 to our Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2004, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

Hudson City Bancorp, Inc.
Form 10-Q

Allowance for Loan Losses. The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States of America, under which we are required to maintain an allowance for loan losses based on probable and estimable losses at March 31, 2005. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at March 31, 2005. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.

Due to the nature of our loan portfolio, our evaluation of our allowance for loan losses is performed each month on a “pooled” basis. Each month we prepare a worksheet which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history and delinquency trends and if the loss factor cover probable and estimable losses inherent in the portfolio. We use this worksheet, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy and loan portfolio growth.

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

During the first quarter of 2005 we lowered the loss factors used in our analysis on our first mortgage loans to reflect the seasoning of the purchased loan portfolio and the recent favorable charge-off experience. Notwithstanding such decrease, we recorded a minimal provision for loan losses during the first quarter of 2005 to reflect probable and estimable losses resulting from the actual growth in our loan portfolio. At March 31, 2005, the allowance for loan losses as a percentage of total loans was 0.23%, which, given the primary emphasis of our lending practices and the current market conditions, we

Hudson City Bancorp, Inc.
Form 10-Q

consider to be at a level to cover probable and estimable losses. Furthermore, the allowance for loan losses and provision reflected the growth in the loan portfolio, the low levels of loan charge-offs, the stability in the real estate market and the resulting stability in our overall loan quality.

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

Asset Impairment Judgments. Certain of our assets are carried in our consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment, that is other than temporary, of such assets. We periodically perform analyses to test for impairment of various assets. In addition to our impairment analyses related to loans discussed above, another significant impairment analysis relates to the value of other than temporary declines in the value of our securities.

Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. The securities which we have the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair market value through a charge to current period operations. The market values of our securities are significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decrease. Conversely, as interest rates fall, the market value of fixed-rate securities will increase. With significant changes in interest rates, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover the recorded principal balance. Estimated fair values for securities are based on published or securities dealers’ market values.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2004 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein. The information provided regarding our interest rate risk does not make allowance for any expected funds received from the “second-step” conversion.

General.

As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During the first quarter of 2005 short-term interest rates generally increased. Long-term interest rates also increased, but at a slower pace than short-term interest rates causing a further flattening of the market yield curve. This interest rate environment had an adverse

Hudson City Bancorp, Inc.
Form 10-Q

impact on our net interest income as our interest-bearing liabilities generally reflect movements in short-term interest rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in long-term interest rates.

Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, the majority of which is located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2005 and did not have any such hedging transactions in place at March 31, 2005. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments, but have no current plans to do so.

During the first quarter of 2005, we began originating a larger percentage of variable-rate assets in order to better manage our interest rate risk. Included in variable-rate loans and securities are loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of three, five or ten years. Variable-rate loans or securities constituted 48.9% of loan originations, 36.1% of loan purchases and 98.2% of mortgage-backed security purchases made during the first quarter of 2005. This strategy to originate and purchase a larger percentage of variable-rate assets has lowered our percentage of fixed-rate interest-earning assets to total interest-earning assets to 80.4% at March 31, 2005 from 85.2% at December 31, 2004. We intend to originate and purchase similar percentages of variable-rate mortgage-related assets during the remainder of 2005.

Interest Rate Risk Analysis. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2004. The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2005. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. We believe the 200 basis point decrease scenario is not meaningful given the prevailing low market interest rate environment and accordingly is not presented in the table.

Our current policy sets a minimum ratio of the present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 8.00% and in the plus 200 basis point interest rate shock scenario of 6.50%. This change was made in March 2005 from the minimum ratios of 7.50% and 5.50%, respectively, in effect at December 31, 2004, in order to conform to our primary regulator’s interest rate risk policy requirements.

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
Change in	Dollar	Dollar	Percent	Present	Percent
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)		(Dollars in thousands)
200	$1,502,707	$(962,156)	(39.03)%	7.82%	(33.05)%
100	2,008,358	(456,505)	(18.52)	9.96	(14.73)
50	2,245,743	(219,120)	(8.89)	10.89	(6.76)
0	2,464,863	—	—	11.68	—
(50)	2,470,940	6,077	0.25	11.55	(1.11)
(100)	2,274,115	(190,748)	(7.74)	10.57	(10.57)

Hudson City Bancorp, Inc.
Form 10-Q

The percent change in the present value of equity in the 200 basis point increase scenario was negative 39.03% at March 31, 2005 compared with negative 30.87% at December 31, 2004. The decreases in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios, anld the decrease in the percent change in the present value of equity from December 31, 2004, were primarily due to the extent to which our interest-earning assets are comprised of fixed-rate investment securities, mortgage-backed securities and mortgage loans, notwithstanding the overall decrease in the percentage of fixed-rate investments in our interest-earning asset portfolio. At March 31, 2005, fixed-rate interest earning-assets were 80.4% of total interest-earning assets. This percentage of fixed-rate interest-earning assets to total interest-earning assets may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice, while our interest-bearing deposits and callable borrowed funds would reprice, from time to time, to the higher market interest rates. The percent change in the present value of equity in the 100 basis point decrease was negative 7.74% at March 31, 2005 compared with negative 10.41% at December 31, 2004.

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

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(8.85)%
100	(3.57)
50	(1.42)
0	—
(50)	(0.05)
(100)	(3.17)

At December 31, 2004, the percent change in net interest income was negative 6.80% in the 200 basis point increase scenario and negative 5.81% in the 100 basis point decrease scenario.

GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2005, which we anticipate to reprice or mature in each of the future time periods shown. The decay rates applied to our non-maturity deposits are the same as those reported in our Annual Report on Form 10-K for the year ended December 31, 2004. The prepayment rate applied to our mortgage loans and mortgage-backed securities for the March 31, 2005 analysis was 15% and 20%, respectively, the same percentages used for the December 31, 2004 analysis. At March 31, 2005, we have reported no callable bonds at their call date, but have reported $1.08 billion of callable borrowings at their call date based on the interest rate and option characteristics of the borrowed funds that could be called within the next twelve-month period. The government-sponsored agency securities with step-up features purchased during 2005 are reported at their next interest rate adjustment. We have excluded non-accrual loans of $5,480,000 from the table.

The cumulative one-year gap as a percent of total assets was negative 5.86% at March 31, 2005 compared with negative 5.27% at December 31, 2004. This change in the negative cumulative one-year gap primarily reflected increases in the amounts of time deposits scheduled to mature, and borrowed funds anticipated to be called, over the next twelve-month period.

Hudson City Bancorp, Inc.
Form 10-Q

	At March 31, 2005
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$933,354	$930,672	$1,502,526	$1,296,875	$1,645,668	$5,507,968	$11,817,063
Consumer and other loans	27,509	261	1,299	2,538	15,642	114,017	161,266
Federal funds sold	23,100	—	—	—	—	—	23,100
Mortgage-backed securities	859,766	1,126,410	853,104	600,231	655,411	1,610,049	5,704,971
FHLB stock	145,000	—	—	—	—	—	145,000
Investment securities	282	—	8	76	1,159,238	1,810,602	2,970,206

Total interest-earning assets	1,989,011	2,057,343	2,356,937	1,899,720	3,475,959	9,042,636	20,821,606

Interest-bearing liabilities:
Savings accounts	25,578	22,907	45,793	45,793	91,587	686,899	918,557
Interest-bearing demand accounts	108,591	108,591	434,364	434,364	868,728	2,389,004	4,434,642
Money market accounts	14,388	14,388	57,550	57,550	115,097	316,515	575,488
Time deposits	2,480,127	1,435,037	834,664	341,323	321,390	—	5,412,541
Borrowed funds	200,000	875,000	—	—	—	6,775,000	7,850,000

Total interest-bearing liabilities	2,828,684	2,455,923	1,372,371	879,030	1,396,802	10,167,418	19,100,228

Interest rate sensitivity gap	$(839,673)	$(398,580)	$984,566	$1,020,690	$2,079,157	$(1,124,782)	$1,721,378

Cumulative interest rate sensitivity gap	$(839,673)	$(1,238,253)	$(253,687)	$767,003	$2,846,160	$1,721,378

Cumulative interest rate sensitivity gap as a percent of total assets	(3.97)%	(5.86)%	(1.20)%	3.63%	13.47%	8.15%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	70.32%	76.57%	96.19%	110.18%	131.86%	109.01%

Hudson City Bancorp, Inc.
Form 10-Q

Item 4. – Controls and Procedures

Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended March 31, 2005 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

Hudson City Bancorp, Inc.
Form 10-Q

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

Hudson City Bancorp, Inc.

Date: May 9, 2005	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (principal executive officer)

Date: May 9, 2005	By:	/s/ Denis J. Salamone
Denis J. Salamone
Senior Executive Vice President and Chief Operating Officer (principal financial and accounting officer)