Form 10-Q
period 2005-06-30
HUDSON CITY BANCORP INC
filed 2005-08-09
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2005

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
Yes ☑ No ☐
As of August 1, 2005, the registrant had 597,573,798 shares of common stock, $0.01 par value, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Assets
Cash and due from banks	$94,999	$122,483
Federal funds sold	14,400	45,700

Total cash and cash equivalents	109,399	168,183

Investment securities held to maturity, market value of $1,533,112 at June 30, 2005 and $1,326,336 at December 31, 2004	1,534,211	1,334,249

Investment securities available for sale, at market value	4,346,183	1,594,639

Federal Home Loan Bank of New York stock	180,000	140,000

Mortgage-backed securities held to maturity, market value of $4,082,893 at June 30, 2005 and $3,721,029 at December 31, 2004	4,085,808	3,755,921

Mortgage-backed securities available for sale, at market value	2,460,357	1,620,708

Loans	13,088,763	11,363,039
Less:
Deferred loan fees	4,792	8,073
Allowance for loan losses	27,385	27,319

Net loans	13,056,586	11,327,647

Foreclosed real estate, net	761	878
Accrued interest receivable	116,254	97,490
Banking premises and equipment, net	45,511	36,399
Other assets	70,061	69,867

Total Assets	$26,005,131	$20,145,981

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$10,807,366	$11,059,798
Noninterest-bearing	456,699	417,502

Total deposits	11,264,065	11,477,300

Borrowed funds	9,150,000	7,150,000

Accrued expenses and other liabilities	117,511	115,797

Total liabilities	20,531,576	18,743,097

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 597,471,988 shares outstanding at June 30, 2005; 596,777,836 shares outstanding at December 31, 2004	7,415	7,415

Additional paid-in capital	4,531,339	565,403

Retained earnings	1,689,351	1,588,792

Treasury stock, at cost; 143,994,567 shares at June 30, 2005 and 144,688,719 shares at December 31, 2004	(694,891)	(696,812)

Unallocated common stock held by the employee stock ownership plan	(46,572)	(47,552)

Unearned common stock held by the recognition and retention plan	(3,646)	(5,267)

Accumulated other comprehensive loss, net of tax	(9,441)	(9,095)

Total stockholders’ equity	5,473,555	1,402,884

Total Liabilities and Stockholders’ Equity	$26,005,131	$20,145,981

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands, except share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans	$166,558	$127,892	$322,656	$250,979
Interest and fees on consumer and other loans	2,465	2,083	4,766	4,132
Interest on mortgage-backed securities held to maturity	44,301	44,104	87,345	89,955
Interest on mortgage-backed securities available for sale	20,467	16,864	37,597	32,660
Interest on investment securities held to maturity	18,289	10,371	35,316	11,702
Interest and dividend income on investment securities available for sale	22,123	18,450	38,143	42,387
Dividends on Federal Home Loan Bank of New York stock	3,739	733	4,915	1,392
Interest on federal funds sold	1,262	294	2,085	611

Total interest and dividend income	279,204	220,791	532,823	433,818

Interest Expense:
Interest on deposits	70,903	51,431	133,818	101,200
Interest on borrowed funds	76,614	50,400	141,432	98,119

Total interest expense	147,517	101,831	275,250	199,319

Net interest income	131,687	118,960	257,573	234,499

Provision for Loan Losses	—	225	65	450

Net interest income after provision for loan losses	131,687	118,735	257,508	234,049

Non-Interest Income:
Service charges and other income	1,242	1,282	2,378	2,476
Gains on securities transactions, net	3	2,634	2,740	5,071

Total non-interest income	1,245	3,916	5,118	7,547

Non-Interest Expense:
Compensation and employee benefits	20,275	19,787	40,205	39,471
Net occupancy expense	4,492	3,804	9,048	7,744
Federal deposit insurance assessment	414	406	822	823
Computer and related services	636	417	1,228	956
Other expense	4,439	4,770	9,718	9,243

Total non-interest expense	30,256	29,184	61,021	58,237

Income before income tax expense	102,676	93,467	201,605	183,359

Income Tax Expense	38,385	35,049	75,385	68,712

Net income	$64,291	$58,418	$126,220	$114,647

Basic Earnings Per Share	$0.11	$0.10	$0.22	$0.20

Diluted Earnings Per Share	$0.11	$0.10	$0.21	$0.19

Weighted Average Number of Common Shares Outstanding:
Basic	574,613,999	578,186,125	574,422,972	580,075,972
Diluted	587,656,762	594,425,169	587,647,095	596,973,188
See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2005	2004
	(In thousands)
Cash Flows from Operating Activities:
Net income	$126,220	$114,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	8,335	13,847
Provision for loan losses	65	450
Gains on securities transactions, net	(2,740)	(5,071)
Allocation of stock for employee benefit plans	7,454	10,080
Deferred tax benefit	—	415
Net proceeds from sale of foreclosed real estate	718	1,073
Increase in accrued interest receivable	(18,764)	(13,843)
Decrease (increase) in other assets	44	(891)
Increase in accrued expenses and other liabilities	1,714	7,358
Tax benefit from stock plans	8,451	13,073

Net Cash Provided by Operating Activities	131,497	141,138

Cash Flows from Investing Activities:
Originations of loans	(863,875)	(812,005)
Purchases of loans	(1,921,951)	(1,594,636)
Payments on loans	1,052,351	1,154,542
Principal collection of mortgage-backed securities held to maturity	453,140	881,578
Purchases of mortgage-backed securities held to maturity	(788,585)	(564,710)
Principal collection of mortgage-backed securities available for sale	177,974	142,997
Proceeds from sales of mortgage-backed securities available for sale	230,632	226,593
Purchases of mortgage-backed securities available for sale	(1,245,475)	(637,405)
Proceeds from maturities and calls of investment securities held to maturity	100,043	30
Purchases of investment securities held to maturity	(300,000)	(1,099,084)
Proceeds from maturities and calls of investment securities available for sale	100,022	861,335
Proceeds from sales of investment securities available for sale	9,980	—
Purchases of investment securities available for sale	(2,858,680)	(337,306)
Purchases of Federal Home Loan Bank of New York stock	(42,500)	—
Redemption of Federal Home Loan Bank of New York stock	2,500	14,850
Purchases of premises and equipment, net	(11,514)	(4,239)

Net Cash Used in Investment Activities	(5,905,938)	(1,767,460)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(213,235)	622,681
Proceeds from borrowed funds	2,100,000	1,850,000
Principal payments on borrowed funds	(100,000)	(800,000)
Cash proceeds from the common stock offering – net	3,953,922	—
Dividends paid	(23,262)	(19,493)
Purchases of stock by the RRP	(1,290)	(7,299)
Purchases of treasury stock	(2,659)	(115,538)
Exercise of stock options	2,181	4,121

Net Cash Provided by Financing Activities	5,715,657	1,534,472

Net Decrease in Cash and Cash Equivalents	(58,784)	(91,850)

Cash and Cash Equivalents at Beginning of Period	168,183	254,584

Cash and Cash Equivalents at End of Period	$109,399	$162,734

Supplemental Disclosures:
Interest paid	$265,778	$196,195

Income taxes paid	$78,964	$53,699

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1. – Basis of Presentation
The consolidated financial statements include Hudson City Bancorp, Inc., a Delaware corporation, and its wholly-owned subsidiary, Hudson City Savings Bank. Prior to June 7, 2005, a majority of Hudson City Bancorp’s common stock was owned by Hudson City, MHC, a mutual holding company. On June 7, 2005, Hudson City Bancorp completed a second-step conversion and related common stock offering which culminated with Hudson City, MHC merging into Hudson City Bancorp. All prior share and per share data, and the balances in the common stock and the additional paid-in capital account as of December 31, 2004 have been adjusted to reflect the 3.206 to 1 stock split effected as part of the second-step conversion and stock offering.
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005.
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
Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $601,000 and $1,312,000 for the six-month periods ended June 30, 2005 and 2004, respectively, did not result in cash receipts or cash payments.
Stock Option Plans’ Fair Value Disclosure. The Hudson City stock option plans and the recognition and retention plans (“RRP”) are accounted for in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, no compensation expense has been recognized for the stock option plans. Expense for the RRP in the amount of the fair value of the common stock at the date of grant is recognized ratably over the vesting period.

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Had expense for Hudson City’s stock option plans been determined based on the fair value at the grant date for our stock options consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123, our net income and earnings per share would have been reduced to the pro forma amounts that follow.

	For the Three Months
	Ended June 30,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$64,291	$58,418
Add: expense recognized for the recognition and retention plans, net of related tax effect	395	1,827
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	(769)	(2,656)

Pro forma net income	$63,917	$57,589

Basic earnings per share: As reported	$0.11	$0.10
Pro forma	0.11	0.10

Diluted earnings per share: As reported	$0.11	$0.10
Pro forma	0.11	0.10

	For the Six Months
	Ended June 30,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$126,220	$114,647
Add: expense recognized for the recognition and retention plans, net of related tax effect	1,465	2,987
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	(2,213)	(4,644)

Pro forma net income	$125,472	$112,990

Basic earnings per share: As reported	$0.22	$0.20
Pro forma	0.22	0.19

Diluted earnings per share: As reported	$0.21	$0.19
Pro forma	0.21	0.19

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
The fair value of the option grants, for those grants issued during the following periods, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three and Six Months Ended June 30,
	2005	2004
Expected dividend yield	2.23%	1.69%
Expected volatility	21.57	19.66
Risk-free interest rate	3.64	3.05
Expected option life	5 years	5 years
2. Plan of Conversion and Reorganization
On June 7, 2005, Hudson City Bancorp, Hudson City Savings and Hudson City, MHC completed a second-step conversion and stock offering in accordance with the Plan of Conversion and Reorganization. Under the terms of the Plan of Conversion and Reorganization, Hudson City Savings reorganized from a two-tier mutual holding company structure to a stock holding company structure. Hudson City, MHC, which owned 65.77% of the outstanding common stock of Hudson City Bancorp as of June 6, 2005, merged into Hudson City Bancorp as part of the reorganization and the shares of Hudson City Bancorp common stock owned by Hudson City, MHC were cancelled. Hudson City Bancorp sold 392,980,580 shares of common stock at a price of $10.00 per share raising approximately $3.93 billion. After related expenses of $125.0 million, net proceeds from the stock offering amounted to $3.80 billion. We also effected a stock split pursuant to which each share of common stock outstanding before completion of the offering was split into 3.206 shares, including those shares held as treasury stock. Hudson City Bancorp contributed $3.0 billion of the net proceeds from the offering to Hudson City Savings Bank.

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
3. – Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized holding gains and losses on securities available for sale, net of tax. Total comprehensive income during the periods indicated is as follows.

	For the Three Months
	Ended June 30,
	2005	2004
	(In thousands)
Net income	$64,291	$58,418
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale, net of tax of $15,051 for 2005 and ($43,990) for 2004	21,793	(63,696)
Reclassification adjustment for gains in net income, net of tax of ($1) for 2005 and ($1,076) for 2004	(2)	(1,558)

Total accumulated other comprehensive income (loss)	$86,082	$(6,836)

	For the Six Months
	Ended June 30,
	2005	2004
	(In thousands)
Net income	$126,220	$114,647
Other comprehensive income:
Unrealized holding gain (loss) on securities available for sale, net of tax of $881 for 2005 and ($26,696) for 2004	1,275	(38,656)
Reclassification adjustment for gains in net income, net of tax of ($1,119) for 2005 and ($2,072) for 2004	(1,621)	(2,999)

Total accumulated other comprehensive income	$125,874	$72,992

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
4. – Earnings Per Share

	For the Three Months Ended June 30,
	2005			2004
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$64,291			$58,418

Basic earnings per share:
Income available to common stockholders	$64,291	574,614	$0.11	$58,418	578,186	$0.10

Effect of dilutive common stock equivalents	—	13,043		—	16,239

Diluted earnings per share:
Income available to common stockholders	$64,291	587,657	$0.11	$58,418	594,425	$0.10

	For the Six Months Ended June 30,
	2005			2004
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$126,220			$114,647

Basic earnings per share:
Income available to common stockholders	$126,220	574,423	$0.22	$114,647	580,076	$0.20

Effect of dilutive common stock equivalents	—	13,224		—	16,897

Diluted earnings per share:
Income available to common stockholders	$126,220	587,647	$0.21	$114,647	596,973	$0.19

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
5. – Fair Value and Unrealized Losses of Securities
The following table summarizes the fair value and unrealized losses of those investment and mortgage-backed securities that reported an unrealized loss at June 30, 2005 and 2004, and whether the unrealized loss position was continuous for the twelve months prior to those dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
2005

United States government- sponsored agencies	$1,361,889	$3,061	$1,159,143	$15,065	$2,521,032	$18,126

GNMA pass-through certificates	$831,212	$5,844	$53,075	$426	$884,287	$6,270
FNMA pass-through certificates	153,789	343	906,107	4,824	1,059,896	5,167
FHLMC pass-through certificates	405,762	3,407	291,366	5,065	697,128	8,472
FHLMC and FNMA REMIC’s	—	—	510,657	13,647	510,657	13,647

Total mortgage-backed securities	$1,390,763	$9,594	$1,761,205	$23,962	$3,151,968	$33,556

2004

United States government- sponsored agencies	$2,436,154	$69,326	$—	$—	$2,436,154	$69,326
Corporate bonds	—	—	69	1	69	1
Equity securities	9,931	237	—	—	9,931	237

Total investment securities	$2,446,085	$69,563	$69	$1	$2,446,154	$69,564

GNMA pass-through certificates	$646,091	$9,826	$—	$—	$646,091	$9,826
FNMA pass-through certificates	2,575,152	67,913	—	—	2,575,152	67,913
FHLMC pass-through certificates	699,102	21,389	—	—	699,102	21,389
FHLMC, FNMA and GNMA - REMIC’s	806,702	66,577	132,671	23,016	939,373	89,593

Total mortgage-backed securities	$4,727,047	$165,705	$132,671	$23,016	$4,859,718	$188,721

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
6. – Stockholders’ Equity
On July 1, 2005, Hudson City Bancorp signed an agreement with the independent trustee of the Hudson City Savings Bank Employee Stock Ownership Plan (“ESOP”), which provides a commitment to lend funds to allow the trustee to purchase up to 15,719,223 shares of Hudson City Bancorp common stock beginning in the third quarter of 2005. The loan will be repaid and the shares purchased will be allocated to employees over a forty-year period.

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Under our stock repurchase programs; shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the six-month period ended June 30, 2005, we did not purchase any shares of our common stock. Our repurchase program has remained suspended following the completion of our second-step conversion until the earlier of one year or until application is made and approved by the Office of Thrift Supervision. At June 30, 2005, there were 9,862,365 shares remaining to be repurchased under the existing suspended stock repurchase program.
In the first quarter of 2005, Hudson City, MHC applied for and received regulatory approval from the Office of Thrift Supervision to waive receipt of dividend payments on the Hudson City Bancorp stock it owned. This waiver applied to all dividends declared during the first six months of 2005. As the shares of common stock owned by Hudson City, MHC were sold to the public as part of the second-step conversion and stock offering, such shares will be included in dividend payments beginning with the July 2005 dividend declaration.
7. – Net Periodic Benefit Plans Expenses
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
Net periodic benefit cost included the following components:

	For the Three Months Ended June 30,
	Retirement Plans		Other Benefits
	2005	2004	2005	2004
		(In thousands)
Service cost	$806	$726	$598	$552
Interest cost	1,172	1,134	657	638
Expected return on assets	(1,693)	(1,643)	—	—
Amortization of:
Net loss (gain)	86	12	(3)	1
Unrecognized prior service cost	(4)	(4)	—	—

Net periodic benefit cost	$367	$225	$1,252	$1,191

	For the Six Months Ended June 30,
	Retirement Plans		Other Benefits
	2005	2004	2005	2004
		(In thousands)
Service cost	$1,612	$1,453	$1,196	$1,105
Interest cost	2,345	2,268	1,313	1,276
Expected return on assets	(3,386)	(3,286)	—	—
Amortization of:
Net loss (gain)	173	24	(6)	1
Unrecognized prior service cost	(8)	(8)	—	—

Net periodic benefit cost	$736	$451	$2,503	$2,382

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Due to the funded status of our qualified retirement plan, we do not plan to make a contribution to the plan for 2005.
Effective July 1, 2004, we adopted FASB Staff Position 106-2, which requires companies to recognize the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). The effect of the Medicare Act reduced the accumulated postretirement benefit obligation by $5,399,000 as of January 1, 2004. Had we adopted FASB Staff Position 106-2 at January 1, 2004, net periodic benefit cost would have been reduced by $171,000 and $342,000 for the three- and six-month periods ended June 30, 2004, respectively.
At the June 19, 2005 Board of Directors meeting of Hudson City Savings Bank, the board limited participation in the non-contributory retirement plan to those employees hired on or before July 31, 2005. Employees hired on or after August 1, 2005 will not participate in the plan. Also at the June 19, 2005 board meeting, the board approved changes to the post-retirement benefit plan including, limiting participation in the plan to those employees hired on or before July 31, 2005, and the placement of a cap on paid expenses at the 2007 rate, beginning in 2008, for those eligible employees who retire after December 31, 2005. We anticipate that the above changes will not have a material impact on 2005 benefit expense.
8. – Subsequent Event
On July 19, 2005, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of seven cents ($0.07) per common share outstanding. The dividend is payable on September 1, 2005 to stockholders of record at the close of business on August 5, 2005.
9. – Recent Accounting Pronouncements
On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position Emerging Issues Task Force (“EITF”) Issue No. 03-01, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remains effective. On June 29, 2005, the FASB decided not to provide additional guidance on this issue, but directed its staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1a “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will replace guidance set forth in paragraphs 10-18 of Issue 03-01 with references to existing guidance such as SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The final FSP will be effective for periods beginning after September 15, 2005. We do not expect the adoption of FSP EITF 03-1a will have a material impact on our financial condition or results of operations.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the

Hudson City Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share- based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement was initially effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Effective April 15, 2005, the Securities and Exchange Commission issued final rule No. 33-8568, which amended the date for compliance with SFAS No. 123 (revised 2004) for registrants that do not file as small business issuers to the first annual reporting period beginning on or after June 15, 2005, which for us is January 1, 2006. We do not expect the adoption of SFAS No. 123 (revised 2004) will have a material impact on our financial condition or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Hudson City Bancorp, Inc.
Form 10-Q
Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing demand deposits and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Our results are also affected by the price of our stock, as the expense of certain of our employee stock compensation plans is related to the current price of our common stock.
In connection with the completion of the second-step conversion and stock offering, Hudson City Bancorp sold a total of 392,980,580 shares of common stock at a purchase price of $10.00 per share, with 135,608,879 shares sold in a subscription offering and 257,371,701 sold in a syndicated offering. Also, in connection with the second-step conversion, we effected a stock split pursuant to which each share of common stock outstanding or held as treasury stock before completion of the offering was split into 3.206 shares. All prior share and per share data has been adjusted to reflect the 3.206 to 1 stock split effected as part of the second-step conversion and stock offering.
We raised approximately $3.93 billion in our second-step conversion and stock offering, of which $1.36 billion was raised in the subscription offering and $2.57 billion was raised in a syndicated offering. The net $3.80 billion increase to stockholders’ equity due to the conversion reflected the receipt of the $3.93 billion offering proceeds less the payment of $125.0 million in conversion related expenses. Equity was further increased by $145.8 million due to the consolidation of Hudson City, MHC into Hudson City Bancorp, Inc. The amount of funds available for investment from the net offering proceeds was $3.57 billion, reflecting a further $229.9 million reduction from the net offering proceeds due to the use of customer deposits to purchase stock. Of this amount available for investment, approximately $2.80 billion was invested in securities with maturities or initial rate reset dates of less than two years. The remainder of the proceeds available for investment was primarily used to purchase adjustable-rate mortgage-backed securities and, to a lesser extent, purchase and originate first mortgage loans. Hudson City Bancorp contributed $3.0 billion of the net proceeds to Hudson City Savings Bank, resulting in a significant increase in the Bank’s capital.
During the first six months of 2005, we grew our balance sheet an additional $2.00 billion consistent with the growth initiatives we have employed during recent periods. This additional growth primarily reflected a $1.73 billion increase in total loans and a $2.00 billion increase in borrowed funds. The growth in our core investment of residential first mortgage loans was due to our continued strong levels of loan purchases that allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost. The new borrowed funds had ten year maturities and initial non-call periods of three to five years.
Our net income for the second quarter of 2005 increased 10.1% to $64.3 million and increased 10.1% to $126.2 million for the six-month period ended June 30, 2005. Basic and diluted earnings per share for the

Hudson City Bancorp, Inc.
Form 10-Q
second quarter of 2005 were both $0.11, compared with $0.10 for the second quarter of 2004. Basic and diluted earnings per share for the first six months of 2005 were $0.22 and $0.21, respectively, compared with $0.20 and $0.19, respectively, for the first six months of 2004. For both the three- and six-month periods ended June 30, 2005, our growth in interest income was derived primarily from the overall growth in our balance sheet, while the increase in interest expense reflected the growth in our interest-bearing liabilities, and increases in prevailing interest rates. Our annualized return on average assets was 1.11% for the second quarter of 2005 and was 1.16% for the first six months of 2005. Total stockholders’ equity increased $4.07 billion during the first six months of 2005, primarily due to the completion of our second-step conversion and stock offering. Our return on average stockholders’ equity was 10.26% for the second quarter of 2005 and 12.78% for the first six months of 2005.
Short-term market interest rates generally increased during the first six months of 2005 following increases during the entirety of 2004. The Federal Open Market Committee of the Federal Reserve Bank increased the overnight lending rate 25 basis points at each of the regularly scheduled meetings beginning in June 2004 to the current rate of 3.25%. Intermediate-term market interest rates, those with maturities of two to five years, also increased during the first six months of 2005, but at a slower pace than short-term interest rates. Long-term market interest rates, in particular the 10- and 30-year bonds, declined during the first six months of 2005. The result of these market interest rate changes was a continued flattening of the market yield curve during the first six months of 2005. In this rate environment, our net interest margin decreased 31 basis points when comparing the second quarter of 2005 with the corresponding period in 2004 and 28 basis points when comparing the first six months of 2005 to the first six months of 2004, as our interest income, in general, reflects movements in long-term rates while our interest expense, in general, reflects movements in short-term rates. The $12.7 million increase in the second quarter of 2005 and the $23.1 million increase during the first six months of 2005 in our net interest income, when compared to the corresponding periods in 2004, reflects the approximate 25.8% and 22.1% growth, respectively, in our total average interest-earning assets over the comparable periods.
We anticipate that short-term interest rates will continue to increase in 2005 and long-term interest rates will increase only slightly or remain stable for the rest of 2005, thus further flattening the market yield curve. The result of this potential market interest rate scenario would have a negative impact on our results of operations and our net interest margin as our interest-earning assets, both loans and securities, generally price off long-term interest rates, while our interest-bearing liabilities, both deposits and borrowed funds, generally price off short-term interest rates. If both short- and long-term interest rates increase by the same amount, and the shape of the yield curve does not change, the resulting environment is also likely to have a short-term adverse impact on our results of operations, as our interest-bearing liabilities will reset to the current market interest rates faster than our interest-earning assets. However, we expect the growth in our balance sheet resulting from the completion of the second-step conversion to offset the impact of movements in interest rates on our net interest income.
We expect to grow our assets during the second half of 2005 primarily through the origination and purchase of mortgage loans, while purchasing investment and mortgage-backed securities as a supplement to our investments in mortgage loans. We plan that approximately half of these originations and purchases will be short-term or variable-rate in nature, in order to assist in the management of our interest rate risk. We consider a loan or security to be variable rate if there exists a contractual rate adjustment during the life of the instrument, including those variable-rate mortgage-related assets with three-, five- or ten-year initial fixed-rate periods.

Hudson City Bancorp, Inc.
Form 10-Q
The primary funding for our asset growth is expected to come from customer deposits and borrowed funds. We plan that the funds borrowed will have initial non-call periods of three to five years and final maturities of ten years in order to extend the maturity of our liabilities and assist in the management of our interest rate risk. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices. We opened one branch office in Suffolk County, NY during the first six months of 2005. During the third quarter of 2005, we plan to open two additional branch offices in Suffolk County and two branch offices in Richmond County (Staten Island), NY. We anticipate opening approximately four to five offices, in total, during the fourth quarter of 2005 and first quarter of 2006. We will continue to explore branch expansion opportunities in market areas that present significant opportunities for our traditional thrift business model and intend to open ten to fifteen branches annually.
Comparison of Financial Condition at June 30, 2005 and December 31, 2004
During the first six months of 2005, our total assets increased $5.86 billion, or 29.1%, to $26.01 billion at June 30, 2005 from $20.15 billion at December 31, 2004, primarily reflecting the investment of the proceeds from the second-step conversion and stock offering. We raised approximately $3.93 billion from the second-step conversion, which was reduced by $125.0 million in related fees and $229.9 million due to the use of customer deposits to purchase stock to $3.57 billion, reflecting the net cash available for investment. Of the proceeds, approximately $1.50 billion was directly invested into government-sponsored agency discount notes yielding approximately 3.24%, which are scheduled to mature over the next six months. We expect to reinvest these funds into securities with maturity or initial rate reset dates of less than two years. We also directly invested approximately $900.0 million of the offering proceeds into callable government-sponsored agency securities with an average yield of 3.94% and an estimated average maturity of 1.6 years and approximately $400.0 million into government-sponsored agency step-up notes with an average yield of 4.00% with an average rate reset of approximately 1.0 years. These purchases were reflected in the $2.95 billion increase in total investment securities during the first six months of 2005. The remainder of the proceeds was primarily used to purchase adjustable-rate mortgage-backed securities and, to a lesser extent, purchase and originate first mortgage loans.
Loans increased $1.73 billion, or 15.2%, to $13.09 billion at June 30, 2005 from $11.36 billion at December 31, 2004. The increase in loans reflected our continued loan purchase activity as well as our focus on the origination of one- to four-family first mortgage loans, primarily in New Jersey and the New York metropolitan area. For the first six months of 2005, we purchased first mortgage loans of $1.92 billion and originated first mortgage loans of $811.1 million, compared with purchases of $1.59 billion and originations of $768.5 million for the first six months of 2004. The larger volume of purchased mortgage loans in the first six months of 2005, when compared to the volume of loan originations, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
These first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans. Approximately 31.1% of the mortgage loan purchases and 55.2% of the mortgage loan originations were variable-rate loans, which we consider to be any loan with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. At June 30, 2005, fixed-rate mortgage loans accounted for 86.3% of our first mortgage loan portfolio compared with 92.5% at December 31, 2004. Notwithstanding the decrease in the percent of fixed-rate loans to total loans, this percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these

Hudson City Bancorp, Inc.
Form 10-Q
loans would not reprice to current market interest rates, while our interest-bearing deposits and callable borrowed funds would reprice, from time to time, to the higher market interest rates.
Total mortgage-backed securities increased $1.17 billion to $6.55 billion at June 30, 2005 from $5.38 billion at December 31, 2004 reflecting the investment of part of the proceeds from our second-step conversion and our growth initiatives. This increase in total mortgage-backed securities resulted from $2.02 billion in purchases of securities, all of which are directly or indirectly insured or guaranteed by a government agency or government-sponsored enterprise. Of these purchases, approximately 90.0% were variable-rate or hybrid instruments, with initial fixed-rate periods ranging from one to seven years, resulting in our variable-rate mortgage-backed securities held at June 30, 2005 accounting for 44.3% of our total portfolio. We intend to continue to purchase variable-rate securities, as well as originate and purchase variable-rate mortgage loans, as part of our strategy to assist in the management of our interest rate risk.
Accrued interest receivable increased $18.8 million, primarily due to increased balances in loans and investments. The $9.1 million increase in banking premises and equipment, net, reflected additional growth related to our branch expansion strategy.
Total liabilities increased $1.79 billion, or 9.5%, to $20.53 billion at June 30, 2005 compared with $18.74 billion at December 31, 2004. Borrowed funds increased $2.00 billion, or 28.0%, to $9.15 billion at June 30, 2005 from $7.15 billion at December 31, 2004. The additional borrowed funds were primarily used to fund our asset growth. Borrowed funds were comprised of $6.40 billion of securities sold under agreements to repurchase and $2.75 billion of Federal Home Loan Bank advances. The $2.10 billion in new borrowings have initial non-call periods ranging from three to five years, final maturities of ten years, and a weighted-average rate of 3.73%.
Total deposits decreased $213.2 million during the six-month period ended June 30, 2005 and $432.1 million during the three-month period from March 31, 2005 to June 30, 2005 reflecting the consolidation of the $145.8 million deposit of Hudson City, MHC, which was added to our capital, and the use of approximately $229.9 million of customer deposits to purchase stock during our second-step stock offering. At June 30, 2005, the aggregate balance in the High Value Checking account was $4.09 billion and the aggregate balance in our time deposits was $5.35 billion.
Total stockholders’ equity increased $4.07 billion to $5.47 billion at June 30, 2005 from $1.40 billion at December 31, 2004. The increase in stockholders’ equity was primarily due to the net offering proceeds of $3.80 billion, a $145.8 million increase due to the consolidation of Hudson City, MHC into Hudson City Bancorp, and net income of $126.2 million for the first six months of 2005. Also increasing stockholders’ equity was a $2.2 million increase due to the exercise of stock options, an $8.5 million permanent tax benefit due to the exercise of stock options and the vesting of employee stock benefit plans, and a $7.5 million increase due to the commitment of shares for our employee stock benefit plans. These increases to stockholders’ equity were partially offset by cash dividends declared and paid to common stockholders of $23.3 million, purchases of shares of common stock for our recognition and retention plan at an aggregate cost of $1.3 million and a $2.7 million purchase of treasury stock directly from vesting shares in our recognition and retention plan for payment of income taxes.
As of June 30, 2005 there remained 9,862,365 shares authorized to be purchased under our current stock repurchase program, which has remained suspended. At June 30, 2005, the ratio of total stockholders’ equity to total assets was 21.05% compared with 6.96% at December 31, 2004. For the six-month period ended June 30, 2005, the ratio of average stockholders’ equity to average assets was 9.04% compared

Hudson City Bancorp, Inc.
Form 10-Q
with 7.29% for the year ended December 31, 2004. The increase in these ratios was primarily due to our completion of the second-step conversion and stock offering. Stockholders’ equity per common share, calculated using the period-end share count of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested management plan shares, was $9.53 at June 30, 2005 compared with $7.85 at December 31, 2004, reflecting the funds received from our second-step conversion.
Average Balance Sheets for the Three- and Six-Months Ended June 30, 2005 and 2004
The tables on the following pages present certain information regarding Hudson City Bancorp’s financial condition and net interest income for the three- and six-month periods ended June 30, 2005 and 2004. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Three Months Ended June 30,
	2005				2004
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
			(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$12,254,495	$166,558	5.44%		$9,368,244	$127,892	5.46%
Consumer and other loans	169,850	2,465	5.81		139,040	2,083	5.99
Federal funds sold	171,416	1,262	2.95		125,231	294	0.94
Mortgage-backed securities at amortized cost	5,921,617	64,768	4.38		5,504,413	60,968	4.43
Federal Home Loan Bank of New York stock	164,565	3,739	9.09		155,973	733	1.88
Investment securities at amortized cost	3,792,885	40,412	4.26		2,580,210	28,821	4.47

Total interest-earning assets	22,474,828	279,204	4.97		17,873,111	220,791	4.94

Noninterest-earnings assets	651,868				379,875

Total Assets	$23,126,696				$18,252,986

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$1,324,444	3,269	0.99		$949,999	2,345	0.99
Interest-bearing demand accounts	4,248,495	30,660	2.89		3,389,216	17,850	2.12
Money market accounts	561,686	1,474	1.05		600,796	1,428	0.96
Time deposits	5,381,904	35,500	2.65		5,571,349	29,808	2.15

Total interest-bearing deposits	11,516,529	70,903	2.47		10,511,360	51,431	1.97
Borrowed funds	8,533,407	76,614	3.60		5,818,912	50,400	3.48

Total interest-bearing liabilities	20,049,936	147,517	2.95		16,330,272	101,831	2.51

Noninterest-bearing liabilities:
Noninterest-bearing deposits	439,415				428,257
Other noninterest-bearing liabilities	131,517				118,638

Total noninterest-bearing liabilities	570,932				546,895

Total liabilities	20,620,868				16,877,167
Stockholders’ equity	2,505,828				1,375,819

Total Liabilities and Stockholders’ Equity	$23,126,696				$18,252,986

Net interest income/net interest rate spread (2)		$131,687	2.02%			$118,960	2.43%

Net interest-earning assets/net interest margin (3)	$2,424,892		2.34%		$1,542,839		2.65%

Ratio of interest-earning assets to interest-bearing liabilities (4)			1.12	x			1.09	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	At June 30, 2005, interest-earnings assets were 1.29 times interest-bearing liabilities.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Six Months Ended June 30,
	2005				2004
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost (4)		Balance	Interest	Cost
			(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$11,815,575	$322,656	5.46%		$9,102,544	$250,979	5.51%
Consumer and other loans	164,669	4,766	5.79		137,170	4,132	6.02
Federal funds sold	155,296	2,085	2.71		132,452	611	0.93
Mortgage-backed securities at amortized cost	5,689,854	124,942	4.39		5,522,596	122,615	4.44
Federal Home Loan Bank of New York stock	152,599	4,915	6.44		158,093	1,392	1.76
Investment securities at amortized cost	3,379,278	73,459	4.35		2,440,856	54,089	4.43

Total interest-earning assets	21,357,271	532,823	4.99		17,493,711	433,818	4.96

Noninterest-earnings assets	483,690				349,527

Total Assets	$21,840,961				$17,843,238

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$1,123,131	5,514	0.99		$946,762	4,676	0.99
Interest-bearing demand accounts	4,284,477	57,958	2.73		3,190,741	33,476	2.11
Money market accounts	565,176	2,915	1.04		609,564	2,900	0.96
Time deposits	5,353,883	67,431	2.54		5,606,964	60,148	2.16

Total interest-bearing deposits	11,326,667	133,818	2.38		10,354,031	101,200	1.97
Borrowed funds	7,970,939	141,432	3.58		5,597,642	98,119	3.52

Total interest-bearing liabilities	19,297,606	275,250	2.88		15,951,673	199,319	2.51

Noninterest-bearing liabilities:
Noninterest-bearing deposits	429,055				411,212
Other noninterest-bearing liabilities	138,896				121,163

Total noninterest-bearing liabilities	567,951				532,375

Total liabilities	19,865,557				16,484,048
Stockholders’ equity	1,975,404				1,359,190

Total Liabilities and Stockholders’ Equity	$21,840,961				$17,843,238

Net interest income/net interest rate spread (2)		$257,573	2.11%			$234,499	2.45%

Net interest-earning assets/net interest margin (3)	$2,059,665		2.39%		$1,542,038		2.67%

Ratio of interest-earning assets to interest-bearing liabilities (5)			1.11	x			1.10	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	At June 30, 2005, the weighted-average rate on our outstanding interest-earning assets, other than our FHLB stock, was as follows: first mortgage loans, 5.52%, consumer and other loans, 5.79%, federal funds sold, 3.25%, mortgage-backed securities, 4.70%, investment securities, 4.32%. At June 30, 2005, the weighted-average rate on our outstanding interest-bearing liabilities was as follows: savings accounts, 0.98%, interest-bearing demand accounts, 3.00%, money market accounts, 0.97%, time deposits, 2.78%, borrowed funds, 3.57%.

(5)	At June 30, 2005, interest-earnings assets were 1.29 times interest-bearing liabilities.

Hudson City Bancorp, Inc.
Form 10-Q
Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004
General. Net income was $64.3 million for the three months ended June 30, 2005; an increase of $5.9 million, or 10.1%, compared with net income of $58.4 million for the three months ended June 30, 2004. Basic and diluted earnings per common share were both $0.11 for the second quarter of 2005 compared with basic and diluted earnings per share of $0.10 for the second quarter of 2004. For the second quarter of 2005 our return on average stockholders’ equity was 10.26% compared with 16.98% for the second quarter of 2004. Our return on average assets for the three-month period ended June 30, 2005 was 1.11% compared with 1.28% for the three-month period ended June 30, 2004. The decreases in these ratios were primarily due to the receipt of the net proceeds from our second-step conversion and stock offering in June 2005. The decrease in the return on average assets also reflected our balance sheet growth during a period of narrowing net interest margins and a flattening market yield curve.
Interest and Dividend Income. Total interest and dividend income increased $58.4 million, or 26.5%, to $279.2 million for the quarter ended June 30, 2005 compared with $220.8 million for the quarter ended June 30, 2004. The increase in total interest and dividend income was primarily due to a $4.60 billion, or 25.8%, increase in the average balance of total interest-earning assets to $22.47 billion for the second quarter of 2005 compared with $17.87 billion for the second quarter of 2004. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods and also reflected the receipt of the net offering proceeds. The increase in interest and dividend income was also the result of a three basis point increase in the annualized average yield on total interest-earning assets to 4.97% for the second quarter of 2005 from 4.94% for the second quarter of 2004, reflecting a shift in our interest-earning asset mix to a higher percentage of first mortgage loans, which earn a higher yield than most of our other interest-earning assets.
The $38.7 million increase in interest and fee income on first mortgage loans was primarily due to a $2.88 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on balance sheet growth in our core investment in first mortgage loans. The increase in mortgage loan income due to the increase in the average balance was partially offset by a two basis point decrease in the annualized average yield, which reflected the large volume of loan origination and purchase activity during the prevailing interest rate environment of 2004 and the first six months of 2005, and the larger volume of originations and purchases of variable-rate loans, which generally have initial yields that are less than fixed-rate loans.
The $11.6 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of total investment securities of $1.21 billion, which reflected the investment of certain of the cash flows from the prepayment activity on our mortgage-related assets in 2004 into investment securities and the investment of part of the net proceeds from the second-step conversion and stock offering. The increase in interest and dividends on total investment securities due to the increase in the average balance was partially offset by a 21 basis point decrease in the annualized average yield reflecting purchases of securities with maturity or initial rate reset dates of less than two years, in order to assist in our management of interest rate risk.
The $3.8 million increase in interest income on total mortgage-backed securities was due to an $417.2 million increase in the average balance of total mortgage-backed securities, which primarily reflected the purchase of adjustable-rate securities during the first six months of 2005 to assist in our management of interest rate risk and the investment of part of the net proceeds from the second-step offering, partially offset by a five basis point decrease in the annualized weighted average yield.

Hudson City Bancorp, Inc.
Form 10-Q
Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $45.7 million, or 44.9%, to $147.5 million for the quarter ended June 30, 2005 from $101.8 million for the quarter ended June 30, 2004. This increase was primarily due to a $3.72 billion, or 22.8%, increase in the average balance of total interest-bearing liabilities to $20.05 billion for the second quarter of 2005 compared with $16.33 billion for the second quarter of 2004. The increase in total interest expense was also due to a 44 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 2.95% for the three-month period ended June 30, 2005 compared with 2.51% for the three-month period ended June 30, 2004, which reflected the growth of our interest-bearing liabilities during the rising short-term interest rate environment experienced during 2004 and the first six months of 2005.
Interest expense on borrowed funds increased $26.2 million primarily due to a $2.71 billion increase in the average balance of borrowed funds and a 12 basis point increase in the annualized weighted-average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth and extend the overall maturity of our liabilities. The $2.10 billion of new borrowings incurred during the first six months of 2005 all had ten year maturity dates and initial non-call periods of three to five years. The increase in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the increasing intermediate-term interest rate environment that existed during 2004 and the first six months of 2005.
The $19.5 million increase in interest expense on interest-bearing deposits for the three months ended June 30, 2005 was due to a $1.01 billion increase in the average balance of interest-bearing deposits and a 50 basis point increase in the annualized weighted-average cost of interest-bearing deposits. The growth in the average balance of interest-bearing deposits was primarily used to fund our growth initiatives, and was primarily due to increases in our interest-bearing demand account. The increase in the annualized weighted-average cost of interest-bearing deposits, experienced principally in interest-bearing demand accounts and time deposits, reflected the rising short-term market interest rate environment experienced during 2004 and the first six months of 2005 and the need to increase rates on these deposit products in the highly competitive deposit market of the New York metropolitan area.
The $12.8 million increase in interest expense on our interest-bearing demand accounts reflected an increase in the average balance of interest-bearing demand accounts of $859.3 million, primarily due to the growth of our High Value Checking account product, and a 77 basis point increase in the weighted-average cost due to the rising short-term market interest rate environment. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay competitive rates and by opening new branch offices. We will continue to supplement deposit growth using borrowed funds.
Net Interest Income. Net interest income increased $12.7 million, or 10.7%, to $131.7 million for the quarter ended June 30, 2005 compared with $119.0 million for the quarter ended June 30, 2004. This increase primarily reflected our growth initiatives that resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities and the investment of the net proceeds from the second-step conversion and stock offering. Our net interest rate spread, determined by subtracting the annualized weighted-average cost of total interest-bearing liabilities from the annualized weighted-average yield on total interest-earning assets, was 2.02% for the second quarter of 2005 compared with 2.43% for the corresponding period in 2004. For the second quarter of 2005, our net interest margin, determined by dividing annualized net interest income by total average interest-earning assets, was 2.34%

Hudson City Bancorp, Inc.
Form 10-Q
compared with 2.65% for the corresponding 2004 period. The decrease in these ratios was primarily due to the larger increase in the weighted-average cost of interest-bearing liabilities when compared to the increase in the weighted-average yield on interest-earning assets, reflecting the flat market yield curve, and our decision to shift our portfolio mix to shorter-term interest-earning assets, by purchasing and originating a larger percentage of adjustable-rate instruments, and longer-term interest-bearing liabilities, by borrowing funds with initial call dates of three to five years.
Provision for Loan Losses. We did not provide for the allowance for loan losses during the three-month period ended June 30, 2005, however, we provided $225,000 during the three-month period ended June 30, 2004. Net recoveries for the first six months of 2005 were $1,000 compared with net charge-offs of $7,000 for the corresponding 2004 period. The allowance for loan losses increased $66,000 to $27.4 million at June 30, 2005 from $27.3 million at December 31, 2004.
Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, decreased $1.2 million to $20.4 million at June 30, 2005 from $21.6 million at December 31, 2004. The ratio of non-performing loans to total loans was 0.16% at June 30, 2005 compared with 0.19% at December 31, 2004. The ratio of the allowance for loan losses to non-performing loans was 134.30% at June 30, 2005 compared with 126.44% at December 31, 2004. The ratio of the allowance for loan losses to total loans was 0.21% at June 30, 2005 compared with 0.24% at December 31, 2004.
During the first six months of 2005, we lowered the loss factors used in our analysis of the loan loss allowance for our first mortgage loans to reflect the seasoning of the purchased loan portfolio and the recent favorable charge-off experience and delinquency trends. As a result of these trends, we recorded no provision during the second quarter of 2005 and a minimal provision for loan losses in the first six months of 2005 to reflect probable losses resulting from the actual growth in our loan portfolio. We consider the ratio of allowance for loan losses to total loans at June 30, 2005, given our primary lending emphasis and current market conditions, to be at an acceptable level.
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
Non-Interest Income. Total non-interest income decreased $2.7 million to $1.2 million for the quarter ended June 30, 2005 from $3.9 million for the quarter ended June 30, 2004. The decrease in non-interest income primarily reflected the minimal gains on securities transactions, net recorded during the second quarter of 2005 when compared to the second quarter of 2004, due to lower volume of sales in the second quarter of 2005.
Non-Interest Expense. Total non-interest expense increased $1.1 million, or 3.7%, to $30.3 million for the quarter ended June 30, 2005 from $29.2 million for the quarter ended June 30, 2004. The increase primarily reflected increases in net occupancy expense and employee compensation due to our branch expansion program, and normal salary adjustments. Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 22.76% for the second quarter of 2005 compared with 23.75% for the second quarter of 2004. Our ratio of annualized non-interest expense to average total assets for the second quarter of 2005 was 0.52% compared with 0.64% for the second quarter of 2004. The decrease in these ratios reflected our ability to leverage our

Hudson City Bancorp, Inc.
Form 10-Q
existing infrastructure to support continuing asset growth while controlling operating expenses, as our average assets grew in excess of 26.0% when comparing the second quarter of 2005 to the same period in 2004.
Income Taxes. Income tax expense increased $3.4 million, or 9.7%, to $38.4 million for the quarter ended June 30, 2005 from $35.0 million for the quarter ended June 30, 2004, primarily due to the 9.8% increase in income before income tax expense. Our effective tax rate for the quarters ended June 30, 2005 and 2004 was 37.38% and 37.50%, respectively.
Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004
General. Net income was $126.2 million for the six months ended June 30, 2005; an increase of $11.6 million, or 10.1%, compared with net income of $114.6 million for the six months ended June 30, 2004. Basic and diluted earnings per common share were $0.22 and $0.21, respectively, for the first six months of 2005 compared with basic and diluted earnings per share of $0.20 and $0.19, respectively, for the first six months of 2004. For the first six months of 2005 our return on average stockholders’ equity was 12.78% compared with 16.87% for the first six months of 2004. Our return on average assets for the six-month period ended June 30, 2005 was 1.16% compared with 1.29% for the six-month period ended June 30, 2004. The decreases in these ratios were primarily due to the receipt of the net proceeds from our second-step conversion and stock offering in June 2005. The decrease in the return on average assets also reflected our balance sheet growth during a period of narrowing net interest margins and a flattening market yield curve.
Interest and Dividend Income. Total interest and dividend income increased $99.0 million, or 22.8%, to $532.8 million for the six-month period ended June 30, 2005 compared with $433.8 million for the six-month period ended June 30, 2004. The increase in total interest and dividend income was primarily due to a $3.87 billion, or 22.1%, increase in the average balance of total interest-earning assets to $21.36 billion for the first six months of 2005 compared with $17.49 billion for the first six months of 2004. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods and also reflected the receipt of the net offering proceeds. The increase in interest and dividend income was also the result of a three basis point increase in the annualized average yield on total interest-earning assets to 4.99% for the first six months of 2005 from 4.96% for the first six months of 2004, reflecting a shift in our interest-earning asset mix to a higher percentage of first mortgage loans, which earn a higher yield than most of our other interest-earning assets.
The $71.7 million increase in interest and fee income on first mortgage loans was primarily due to a $2.72 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on balance sheet growth in our core investment in first mortgage loans. The increase in mortgage loan income due to the increase in the average balance was partially offset by a five basis point decrease in the annualized average yield, which reflected the large volume of loan origination and purchase activity during the prevailing interest rate environment of 2004 and the first six months of 2005, and the larger volume of originations and purchases of variable-rate loans, which generally have initial yields that are less than fixed-rate loans.
The $19.4 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of total investment securities of $938.4 million, which reflected the

Hudson City Bancorp, Inc.
Form 10-Q
investment of certain of the cash flows from the prepayment activity on our mortgage-related assets in 2004 into investment securities and the investment of part of the net proceeds from the second-step conversion and stock offering. The increase in interest and dividends on total investment securities due to the increase in the average balance was partially offset by an eight basis point decrease in the annualized average yield reflecting purchases of securities with maturity or initial rate reset dates of less than two years, in order to assist in our management of interest rate risk.
The $2.3 million increase in interest income on total mortgage-backed securities was due to a $167.3 million increase in the average balance of total mortgage-backed securities, which primarily reflected the purchase of adjustable-rate securities during the first six months of 2005 to assist in our management of interest rate risk and the investment of part of the net proceeds from the second-step offering, partially offset by a five basis point decrease in the annualized weighted-average yield.
Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $75.9 million, or 38.1%, to $275.2 million for the six-month period ended June 30, 2005 from $199.3 million for the six-month period ended June 30, 2004. This increase was primarily due to a $3.35 billion, or 21.0%, increase in the average balance of total interest-bearing liabilities to $19.30 billion for the first six months of 2005 compared with $15.95 billion for the first six months of 2004. The increase in total interest expense was also due to a 37 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 2.88% for the six-month period ended June 30, 2005 compared with 2.51% for the six-month period ended June 30, 2004, which reflected the growth of our interest-bearing liabilities during the rising short-term interest rate environment experienced during 2004 and the first six months of 2005.
Interest expense on borrowed funds increased $43.3 million primarily due to a $2.37 billion increase in the average balance of borrowed funds and a six basis point increase in the annualized weighted-average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth and extend the overall maturity of our liabilities. The $2.10 billion of new borrowings incurred during the first six months of 2005 all had ten year maturity dates and initial non-call periods of three to five years. The increase in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the increasing intermediate-term interest rate environment that existed during 2004 and the first six months of 2005.
The $32.6 million increase in interest expense on interest-bearing deposits for the six months ended June 30, 2005 was due to a $972.6 million increase in the average balance of interest-bearing deposits and a 41 basis point increase in the annualized weighted-average cost of interest-bearing deposits. The growth in the average balance of interest-bearing deposits was primarily used to fund our growth initiatives, and was primarily due to increases in our interest-bearing demand account. The increase in the annualized weighted-average cost of interest-bearing deposits, experienced principally in interest-bearing demand accounts and time deposits, reflected the rising short-term market interest rate environment experienced during 2004 and the first six months of 2005 and the need to increase rates on these deposit products in the highly competitive deposit market of the New York metropolitan area.
The $24.5 million increase in interest expense on our interest-bearing demand accounts reflected an increase in the average balance of interest-bearing demand accounts of $1.09 billion, primarily due to the growth of our High Value Checking account product, and a 62 basis point increase in the weighted-average cost due to the rising short-term market interest rate environment. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay

Hudson City Bancorp, Inc.
Form 10-Q
competitive rates and by opening new branch offices. We will continue to supplement deposit growth using borrowed funds.
Net Interest Income. Net interest income increased $23.1 million, or 9.8%, to $257.6 million for the six-month period ended June 30, 2005 compared with $234.5 million for the six-month period ended June 30, 2004. This increase primarily reflected our growth initiatives that resulted in increases in the average balance of both interest-earning assets and interest-bearing liabilities and the investment of the net proceeds from the second-step conversion and stock offering. Our net interest rate spread was 2.11% for the first six months of 2005 compared with 2.45% for the corresponding period in 2004. For the first six months of 2005, our net interest margin was 2.39% compared with 2.67% for the corresponding 2004 period. The decrease in these ratios was primarily due to the larger increase in the weighted-average cost of interest-bearing liabilities when compared to the increase in the weighted-average yield on interest-earning assets, reflecting the flat market yield curve, and our decision to shift our portfolio mix to shorter-term interest-earning assets, by purchasing and originating a larger percentage of adjustable-rate instruments, and longer-term interest-bearing liabilities, by borrowing funds with initial call dates of three to five years.
Provision for Loan Losses. Our provision for loan losses during the six-month period ended June 30, 2005 was $65,000 compared with $450,000 during the six-month period ended June 30, 2004. The decrease in the provision reflected recent favorable charge-off trends and delinquency experience.
Non-Interest Income. Total non-interest income decreased $2.4 million to $5.1 million for the six-month period ended June 30, 2005 from $7.5 million for the six-month period ended June 30, 2004. The decrease in non-interest income primarily reflected the decrease in gains on securities transactions, net due to the minimal gains recorded during the second quarter of 2005 due to lower volume of sales.
Non-Interest Expense. Total non-interest expense increased $2.8 million, or 4.8%, to $61.0 million for the six-month period ended June 30, 2005 from $58.2 million for the six-month period ended June 30, 2004. The increase primarily reflected increases in net occupancy expense and employee compensation due to our branch expansion program, and normal salary adjustments. Our efficiency ratio was 23.23% for the first six months of 2005 compared with 24.06% for the first six months of 2004. Our ratio of annualized non-interest expense to average total assets for the first six months of 2005 was 0.56% compared with 0.65% for the first six months of 2004. The decrease in these ratios reflected our ability to leverage our existing infrastructure to support continuing asset growth while controlling operating expenses, as our average assets grew in excess of 22.0% when comparing the first six months of 2005 to the same period in 2004.
Income Taxes. Income tax expense increased $6.7 million, or 9.7%, to $75.4 million for the six-month period ended June 30, 2005 from $68.7 million for the six-month period ended June 30, 2004, primarily due to the 10.0% increase in income before income tax expense. Our effective tax rate for the six-month periods ended June 30, 2005 and 2004 was 37.39% and 37.47%, respectively.
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

Hudson City Bancorp, Inc.
Form 10-Q
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
The second-step conversion provided a significant amount of net available proceeds for investment. We raised approximately $3.93 billion in our second-step conversion, which closed in June 2005. The net $3.80 billion in cash proceeds from the second-step conversion reflected the receipt of the $3.93 billion offering proceeds less the payment of $125.0 million in conversion related expenses. The cash proceeds to Hudson City Bancorp were further increased by $145.8 million to $3.95 billion due to the consolidation of the deposit account held by Hudson City, MHC into Hudson City Bancorp. These deposit funds were available for investment by Hudson City Bancorp prior to the second-step conversion as they were held in an account at Hudson City Savings Bank. The amount of funds available for investment was $3.57 billion, reflecting a further $229.9 million reduction from the net offering proceeds due to the use of customer deposits to purchase stock. Of this amount available for investment, approximately $2.80 billion was invested in securities with maturity or initial rate reset dates of less than two years, of which $1.50 billion was in government sponsored agency discount notes scheduled to mature within the next six months. The remainder of the proceeds was primarily used to purchase adjustable-rate mortgage-backed securities and, to a lesser extent, purchase and originate first mortgage loans.
Principal repayments on loans were $1.05 billion during the six-month period ended June 30, 2005 compared with $1.15 billion for the six-month period ended June 30, 2004. The decrease in payments on loans reflected a decline in the prepayment rate due to a relatively stable long-term interest rate environment during the first six months of 2005. Principal payments received on mortgage-backed securities totaled $631.1 million during the first six months of 2005 compared with $1.02 billion during the first six months of 2004. The decrease in payments on mortgage-backed securities reflected the decline in the aggregate balance of mortgage-backed securities during 2004, and a decline in the prepayment rate. Maturities and calls of investment securities totaled $200.1 million during the six-month period ended June 30, 2005 compared with maturities and calls of $861.4 million during the corresponding period in 2004. The decrease in maturities and calls reflected the relatively stable long-term interest rate environment during 2004 and the first six months of 2005.
Total deposits decreased $213.2 million during the six-month period ended June 30, 2005 compared with an increase of $622.7 million during the six-month period ended June 30, 2004. Deposit flows, in general, are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. The decrease in deposits during the first six months of 2005 was due primarily to the consolidation of the $145.8 million deposit of Hudson City, MHC, which was added to our capital, and the use of approximately $229.9 million of customer deposits to purchase stock during our second-step stock offering, representing only 16.9% of the funds received in the subscription offering and 5.9% of the funds received in the entire offering. Time deposit accounts

Hudson City Bancorp, Inc.
Form 10-Q
scheduled to mature within one year were $3.85 billion at June 30, 2005. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products, primarily our High Value Checking account product. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis.
For the six-month period ended June 30, 2005, we borrowed an additional $2.10 billion compared with new borrowings of $1.85 billion for the six-month period ended June 30, 2004. We made $100.0 million in principal payments on borrowed funds during the first six months of 2005 compared with $800.0 million for the corresponding period in 2004. The funds borrowed during the first six months of 2005 have initial non-call periods ranging from three to five years and final maturities of ten years, and were primarily used to fund our asset growth. At June 30, 2005, there were no borrowed funds scheduled to mature within one year, however, $2.53 billion in borrowed funds have the potential to be called within one year. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or paying-off the borrowed funds as they are called.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. Of the $3.57 billion in net proceeds available for investment, approximately $1.50 billion was directly invested into government-sponsored agency discount notes yielding approximately 3.24%, which are scheduled to mature over the next six months. We expect to reinvest these funds into securities with maturity or initial rate reset dates of less than two years. We also directly invested approximately $900.0 million of the offering proceeds into callable government-sponsored agency securities with an average yield of 3.94% and an estimated average maturity of 1.6 years and approximately $400.0 million into government-sponsored agency step-up notes with an average yield of 4.00% with an average rate reset of approximately 1.0 years. The remainder of the proceeds was primarily used to purchase adjustable-rate mortgage-backed securities and, to a lesser extent, purchase and originate first mortgage loans.
We originated total loans of $863.9 million during the six-month period ended June 30, 2005 compared with $812.0 million during the six-month period ended June 30, 2004. Of the loan originations during the first six months of 2005, 55.2% were variable-rate loans. During the first six months of 2005 we purchased total loans of $1.92 billion compared with $1.59 billion during the first six months of 2004. Of the loan purchases during the first six months of 2005, 31.1% were variable-rate loans. The continued larger volume of purchased mortgage loans in the first six months of 2005, when compared to originated loans, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. The increase in loan purchases also reflected the asset growth strategies we have employed during recent periods, using borrowed funds as our primary funding source. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Purchases of mortgage-backed securities during the six-month period ended June 30, 2005 were $2.02 billion compared with $1.20 billion during the six-month period ended June 30, 2004. The increase in purchases of mortgage-backed securities reflected the shift of security purchases to variable-rate mortgage-backed securities to assist in our management of interest rate risk and the investment of part of the net proceeds from our second-step conversion. Of the mortgage-backed securities purchased during the first six months of 2005, 90.0% were variable-rate securities. During the six-month period ended June

Hudson City Bancorp, Inc.
Form 10-Q
30, 2005, we purchased $3.16 billion of investment securities, of which $2.80 billion was invested directly from the net offering proceeds, compared with purchases of $1.44 billion during the six-month period ended June 30, 2004. This decrease in purchases of investment securities, outside the investment of the net offering proceeds, reflected the lower amount of cash flows available for investment in 2005 due to the lower amount of calls of investment securities and the shift of security purchases to variable-rate mortgage-backed securities.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first six months of 2005, we increased our amount of FHLB common stock held by $40.0 million due to purchases of $42.5 million, net redemptions of $2.5 million, necessitated by increases in our amount of outstanding borrowings with the FHLB. During the first six months of 2004, we redeemed $14.9 million of FHLB stock, decreasing our FHLB common stock held by that amount, due to our declining balance of borrowed funds at the FHLB. The purchase made during 2005 brought our total investment in FHLB stock to $180.0 million, the amount we are currently required to hold.
Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the six-month period ended June 30, 2005, we did not purchase any shares of our common stock, as our repurchase program has remained suspended following the completion of our second-step conversion until the earlier of one year, or until application is made and approval received from the Office of Thrift Supervision. We did purchase 256,749 shares of treasury stock at an aggregate cost of $2.7 million directly from vesting shares in our recognition and retention plan for payment of income taxes. During the first six months of 2004, we purchased 10,448,354 shares at an aggregate cost of $115.5 million under our stock repurchase program. At June 30, 2005, there were 9,862,365 shares remaining to be repurchased under the existing stock repurchase program. During the first six months of 2005, the trustee of our recognition and retention plan purchased 115,852 shares of common stock for our recognition and retention plan at an aggregate cost of $1.3 million due to awards to employees made during the period.
On July 1, 2005, Hudson City Bancorp signed an agreement with the independent trustee of the Hudson City Savings Bank Employee Stock Ownership Plan (“ESOP”), which provides a commitment to lend funds to allow the trustee to purchase up to 15,719,223 shares of Hudson City Bancorp common stock beginning in the third quarter of 2005. The loan will be repaid and the shares purchased will be allocated to employees over a forty-year period.
Cash dividends declared and paid during the first six months of 2005 were $23.3 million compared with $19.5 million during the first six months of 2004. In both the first quarter of 2005 and 2004, Hudson City, MHC applied for and was granted approval from the OTS to waive receipt of dividends declared by Hudson City Bancorp during both years. These dividend waivers provide additional operating capital and liquidity at Hudson City Bancorp. The dividend pay-out ratio using amount per share information, which does not reflect the dividend waiver by Hudson City, MHC, was 58.18% for the first six months of 2005 compared with 51.50% for the first six months of 2004. On July 19, 2005, the Board of Directors declared a quarterly cash dividend of seven cents ($0.07) per common share. The dividend is payable on September 1, 2005 to stockholders of record at the close of business on August 5, 2005.
At June 30, 2005, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 16.54%,

Hudson City Bancorp, Inc.
Form 10-Q
16.54% and 48.02%, respectively. These ratios reflect the $3.0 billion contribution of net proceeds from Hudson City Bancorp.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During the first six months of 2005, Hudson City Bancorp received $123.3 million in dividend payments from Hudson City Savings, which amounted to approximately 98.7% of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our common stock. Hudson City Bancorp’s ability to continue these activities is solely dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make.
Off-Balance Sheet Arrangements and Contractual Obligations
Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2005 and did not have any such hedging transactions in place at June 30, 2005.
The following table reports the amounts of contractual obligations for Hudson City as of June 30, 2005.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loans originations	$266,320	$266,320	$—	$—	$—
Mortgage loan purchases	700,930	700,930	—	—	—
Mortgage-backed security purchases	628,800	628,800	—	—	—
Operating leases	85,104	4,914	10,410	10,006	59,774

Total	$1,681,154	$1,600,964	$10,410	$10,006	$59,774

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity and overdraft lines of credit, which do not have fixed expiration dates, of approximately $82.2 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 and 60 days, respectively. All commitments to purchase loans and securities are expected to settle on a gross basis.

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
Allowance for Loan Losses. The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States of America, under which we are required to maintain an allowance for loan losses based on probable and estimable losses at June 30, 2005. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2005. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.
Due to the nature of our loan portfolio, our evaluation of our allowance for loan losses is performed each month on a “pooled” basis. Each month we prepare a worksheet which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history and delinquency trends and if the loss factors cover probable and estimable losses inherent in the portfolio. We use this worksheet, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy and loan portfolio growth.
We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review

Hudson City Bancorp, Inc.
Form 10-Q
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
During the first six months of 2005 we lowered the loss factors used in our worksheet on our first mortgage loans to reflect the seasoning of the purchased loan portfolio and the recent favorable charge-off experience. Notwithstanding such decrease, we recorded a minimal provision for loan losses during the first six months of 2005 to reflect probable and estimable losses resulting from the actual growth in our loan portfolio. At June 30, 2005, the allowance for loan losses as a percentage of total loans was 0.21%, which, given the primary emphasis of our lending practices and the current market conditions, we consider to be at a level to cover probable and estimable losses.
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

Hudson City Bancorp, Inc.
Form 10-Q
Item 3. – Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosure about market risk is presented as of December 31, 2004 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.
General.
As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During the first six months of 2005, short-term interest rates generally increased while long-term interest rates declined during this same period, causing a further flattening of the market yield curve. This interest rate environment had an adverse impact on our net interest income and our net interest margin, as our interest-bearing liabilities generally reflect movements in short-term interest rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in long-term interest rates.
Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, the majority of which is located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2005 and did not have any such hedging transactions in place at June 30, 2005. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments, but have no current plans to do so.
During 2005, we began originating a larger percentage of variable-rate assets in order to better manage our interest rate risk. Included in variable-rate loans and securities are loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. While these hybrid instruments do not decrease our interest rate risk exposure as well as an annually adjustable instrument, they are more rate sensitive, given the potential interest rate adjustment, than the long-term fixed rate investments we currently hold in our portfolio. Variable-rate loans or securities constituted 55.2% of loan originations, 31.1% of loan purchases and 90.0% of mortgage-backed security purchases made during the first six months of 2005. This strategy to originate and purchase a larger percentage of variable-rate assets has lowered our percentage of fixed-rate interest-earning assets to total interest-earning assets to 77.0% at June 30, 2005 from 85.2% at December 31, 2004. Of the fixed-rate instruments, approximately $2.46 billion are scheduled to mature within two years. This percentage of fixed-rate interest-earning assets to total interest-earning assets at June 30, 2005 may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice, while our interest-bearing deposits and callable borrowed funds would reprice, from time to time, to the higher market interest rates. The strategy to originate a higher percentage of variable-rate instruments may also have an adverse impact on our net interest income and net interest margin as variable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments. We intend to originate and purchase similar percentages of variable-rate mortgage-related assets during the remainder of 2005.
Interest Rate Risk Analysis. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2004. The following

Hudson City Bancorp, Inc.
Form 10-Q
table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2005 assuming a simultaneous and parallel shift in the yield curve. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.
Our current policy sets a minimum ratio of the present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 8.00% and in the plus 200 basis point interest rate shock scenario of 6.50%. This policy reflects a change made in March 2005 from the minimum ratios of 7.50% and 5.50%, respectively, in effect at December 31, 2004, in order to conform to our primary regulator’s interest rate risk policy requirements. We have presented the 200 basis point decrease scenario, but currently do not feel the information is meaningful given that the intermediate- and long-term interest rates, particularly the ten-year treasury bond, have remained relatively stable during the past twelve months, while short-term rate interest rates, particularly the overnight lending rate, have increased significantly during that same time period, the possibility of a 200 basis point decrease in the long-term rate is remote, and modeling of this type does not provide for management adjustment of the portfolio mix in the different scenarios.

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
Change in	Dollar	Dollar	Percent	Percent	Percent
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)	(Dollars in thousands)
200	$5,577,597	$(904,634)	(13.96)%	22.93%	(7.28)%
100	6,117,728	(364,503)	(5.62)	24.16	(2.30)
50	6,360,511	(121,720)	(1.88)	24.64	(0.36)
0	6,482,231	—	—	24.73	—
(50)	6,292,634	(189,597)	(2.92)	23.90	(3.36)
(100)	5,935,190	(547,041)	(8.44)	22.55	(8.82)
(200)	5,029,984	(1,452,247)	(22.40)	19.10	(22.77)
The percent change in the present value of equity in the 200 basis point increase scenario was negative 13.96% at June 30, 2005 compared with negative 30.87% at December 31, 2004. The decrease in the negative percent change in the present value of equity was primarily due to the increase in the present value of equity from the additional capital received from the second-step conversion and stock offering. The present value of equity decreased $904.6 million in the 200 basis point analysis at June 30, 2005 compared with a decrease of $782.5 million at December 31, 2004. The decreases in the present value of equity and the percent change in the present value of equity in the increasing rate scenarios at June 30, 2005 were primarily due to the extent to which our interest-earning assets at June 30, 2005 were comprised of fixed-rate investment securities, mortgage-backed securities and mortgage loans, notwithstanding the overall decrease in the percentage of fixed-rate investments in our interest-earning asset portfolio from December 31, 2004.
The percent change in the present value of equity in the 100 basis point decrease scenario was negative 8.44% at June 30, 2005 compared with negative 10.41% at December 31, 2004. The present value of equity decreased $547.0 million in the 100 basis point decrease analysis at June 30, 2005 compared with a decrease of $264.0 million at December 31, 2004. The decreases in the present value of equity and the percent change in the present value of equity in the decreasing rate scenarios at June 30, 2005 were

Hudson City Bancorp, Inc.
Form 10-Q
primarily due to the larger percent of variable-rate investment and mortgage-backed securities in our interest-earning assets at June 30, 2005 when compared to December 31, 2004, and the larger percent of borrowed funds with initial reset dates of at least three years in our interest-bearing liabilities.
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

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(1.48)%
100	0.34
50	0.76
0	—
(50)	(5.31)
(100)	(12.23)
(200)	(30.65)
At December 31, 2004, the percent change in net interest income was negative 6.80% in the 200 basis point increase scenario and negative 5.81% in the 100 basis point decrease scenario. The change in these ratios was primarily due to the investment of the net proceeds from the second-step conversion and stock offering.
GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005, which we anticipate to reprice or mature in each of the future time periods shown. The decay rates applied to our non-maturity deposits are the same as those reported in our Annual Report on Form 10-K for the year ended December 31, 2004. The prepayment rate applied to our mortgage loans and mortgage-backed securities for the June 30, 2005 analysis was 15% and 20%, respectively, the same percentages used for the December 31, 2004 analysis. At June 30, 2005, we have reported no callable bonds at their call date, but have reported $1.48 billion of callable borrowings at their call date based on the interest rate and option characteristics of the borrowed funds that could be called within the next twelve-month period. The government-sponsored agency securities with step-up features are reported at their next interest rate adjustment. We have excluded non-accrual loans of $5,267,000 from the table.
The cumulative one-year gap as a percent of total assets was positive 3.64% at June 30, 2005 compared with negative 5.27% at December 31, 2004. This change in the cumulative one-year gap primarily reflected the investment of $3.57 billion offering proceeds raised from the second-step conversion and stock offering primarily into securities with maturity or initial reset dates of less than two years.

Hudson City Bancorp, Inc.
Form 10-Q

	At June 30, 2005
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,013,175	$1,006,753	$1,642,526	$1,441,359	$2,065,421	$5,734,169	$12,903,403
Consumer and other loans	28,205	247	1,336	3,244	16,193	130,868	180,093
Federal funds sold	14,400	—	—	—	—	—	14,400
Mortgage-backed securities	1,107,794	1,209,182	976,516	805,296	1,067,285	1,380,092	6,546,165
FHLB stock	180,000	—	—	—	—	—	180,000
Investment securities	1,488,858	499,475	870,404	76	1,306,970	1,714,611	5,880,394

Total interest-earning assets	3,832,432	2,715,657	3,490,782	2,249,975	4,455,869	8,959,740	25,704,455

Interest-bearing liabilities:
Savings accounts	25,769	22,062	43,625	43,625	87,250	654,375	876,706
Interest-bearing demand accounts	104,611	104,611	418,442	418,442	836,883	2,301,426	4,184,415
Money market accounts	9,976	9,976	39,902	39,902	79,805	219,463	399,024
Time deposits	2,424,495	1,424,470	837,152	338,558	322,546	—	5,347,221
Borrowed funds	825,000	650,000	—	—	—	7,675,000	9,150,000

Total interest-bearing liabilities	3,389,851	2,211,119	1,339,121	840,527	1,326,484	10,850,264	19,957,366

Interest rate sensitivity gap	$442,581	$504,538	$2,151,661	$1,409,448	$3,129,385	$(1,890,524)	$5,747,089

Cumulative interest rate sensitivity gap	$442,581	$947,119	$3,098,780	$4,508,228	$7,637,613	$5,747,089

Cumulative interest rate sensitivity gap as a percent of total assets	1.70%	3.64%	11.92%	17.34%	29.37%	22.10%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	113.06%	116.91%	144.65%	157.94%	183.86%	128.80%

Hudson City Bancorp, Inc.
Form 10-Q
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 3. – Defaults Upon Senior Securities
Not applicable.

Hudson City Bancorp, Inc.
Form 10-Q
Item 4. – Submission of Matters to a Vote of Security Holders
On May 27, 2005, the annual meeting of stockholders of Hudson City Bancorp, Inc. was held to consider and vote on certain matters. The results indicated below represent shares outstanding prior to the stock split effected June 7, 2005.
Proposal 1 – Approval of the amended and restated plan of conversion and reorganization, pursuant to which Hudson City, MHC, the mutual holding company for Hudson City Bancorp, will be merged into Hudson City Bancorp in what is commonly referred to as a “second step” conversion. Pursuant to the plan of conversion, shares of common stock representing Hudson City, MHC’s ownership in Hudson City Bancorp will be offered for sale in a stock offering.

For:	167,715,883
Against:	2,107,659
Abstain:	296,140
There were 9,662,700 broker held non-voted shares represented at the meeting with respect to this matter.
Proposal 2 – Approval of the amended and restated certificate of incorporation of Hudson City Bancorp.

For:	172,366,208
Against:	7,120,070
Abstain:	296,104
There were no broker held non-voted shares represented at the meeting with respect to this matter.
Proposal 3 – The election of three directors for terms of three years each.
Votes cast for Ronald E. Hermance, Jr.:

For:	178,772,167
Withheld:	1,010,215
Votes cast for William G. Bardel:

For:	179,017,389
Withheld:	764,993
Votes cast for Scott A. Belair:

For:	179,019,256
Withheld:	763,126
There were no broker held non-voted shares represented at the meeting with respect to this matter.

Hudson City Bancorp, Inc.
Form 10-Q
Proposal 4 – Approval of the Executive Officer Annual Incentive Plan of Hudson City Bancorp, Inc.

For:	165,129,151
Against:	4,113,015
Abstain:	877,516
There were 9,662,700 broker held non-voted shares represented at the meeting with respect to this matter.
Proposal 5 – The ratification of the appointment of KPMG LLP as Hudson City Bancorp’s independent auditors for the fiscal year ending December 31, 2005.

For:	178,255,229
Against:	1,178,066
Abstain:	349,087
There were no broker held non-voted shares represented at the meeting with respect to this matter.
Proposal 6 – Adjournment of the annual meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the annual meeting to approve the plan of conversion.

For:	174,141,049
Against:	5,161,327
Abstain:	480,006
There were no broker held non-voted shares represented at the meeting with respect to this matter.
Item 5. – Other Information
Not applicable.

Hudson City Bancorp, Inc.
Form 10-Q
Item 6. – Exhibits

Exhibit Number	Exhibit
10.1	Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc.

10.2	Executive Officer Annual Incentive Plan of Hudson City Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

(1)	Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 20, 2005.

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

Hudson City Bancorp, Inc.
Form 10-Q
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.
Date: August 9, 2005	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (principal executive officer)

Date: August 9, 2005	By:	/s/ Denis J. Salamone
Denis J. Salamone
Senior Executive Vice President and Chief Operating Officer (principal financial and accounting officer)