Form 10-Q
period 2005-09-30
HUDSON CITY BANCORP INC
filed 2005-11-09
CIK 921847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2005

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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2005, the registrant had 597,622,673 shares of common stock, $0.01 par value, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Assets
Cash and due from banks	$93,923	$122,483
Federal funds sold	15,400	45,700

Total cash and cash equivalents	109,323	168,183
Investment securities held to maturity, market value of $1,518,867 at September 30, 2005 and $1,326,336 at December 31, 2004	1,534,213	1,334,249
Investment securities available for sale, at market value	3,949,004	1,594,639
Federal Home Loan Bank of New York stock	175,000	140,000
Mortgage-backed securities held to maturity, market value of $4,073,895 at September 30, 2005 and $3,721,029 at December 31, 2004	4,163,152	3,755,921
Mortgage-backed securities available for sale, at market value	2,555,958	1,620,708
Loans	13,816,352	11,363,039
Less:
Deferred loan fees	2,260	8,073
Allowance for loan losses	27,392	27,319

Net loans	13,786,700	11,327,647
Foreclosed real estate, net	1,092	878
Accrued interest receivable	134,660	97,490
Banking premises and equipment, net	48,108	36,399
Other assets	95,529	69,867

Total Assets	$26,552,739	$20,145,981

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$10,915,672	$11,059,798
Noninterest-bearing	465,722	417,502

Total deposits	11,381,394	11,477,300
Borrowed funds	9,750,000	7,150,000
Accrued expenses and other liabilities	132,715	115,797

Total liabilities	21,264,109	18,743,097

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 597,602,158 shares outstanding at September 30, 2005; 596,777,836 shares outstanding at December 31, 2004	7,415	7,415
Additional paid-in capital	4,531,741	565,403
Retained earnings	1,724,238	1,588,792
Treasury stock, at cost; 143,864,397 shares at September 30, 2005 and 144,688,719 shares at December 31, 2004	(694,262)	(696,812)
Unallocated common stock held by the employee stock ownership plan	(235,092)	(47,552)
Unearned common stock held by the recognition and retention plan	(3,231)	(5,267)
Accumulated other comprehensive loss, net of tax	(42,179)	(9,095)

Total stockholders’ equity	5,288,630	1,402,884

Total Liabilities and Stockholders’ Equity	$26,552,739	$20,145,981

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(In thousands, except share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans	$177,562	$138,421	$500,218	$389,400
Interest and fees on consumer and other loans	2,795	2,213	7,561	6,345
Interest on mortgage-backed securities held to maturity	45,865	42,409	133,210	132,364
Interest on mortgage-backed securities available for sale	26,359	17,540	63,956	50,200
Interest on investment securities held to maturity	18,634	14,199	53,950	25,901
Interest and dividend income on investment securities available for sale	39,720	18,262	77,863	60,649
Dividends on Federal Home Loan Bank of New York stock	2,116	858	7,031	2,250
Interest on federal funds sold	736	359	2,821	970

Total interest and dividend income	313,787	234,261	846,610	668,079

Interest Expense:
Interest on deposits	76,446	54,253	210,264	155,453
Interest on borrowed funds	85,165	56,040	226,597	154,159

Total interest expense	161,611	110,293	436,861	309,612

Net interest income	152,176	123,968	409,749	358,467

Provision for Loan Losses	—	225	65	675

Net interest income after provision for loan losses	152,176	123,743	409,684	357,792

Non-Interest Income:
Service charges and other income	1,413	1,373	3,791	3,849
Gains on securities transactions, net	—	3,526	2,740	8,597

Total non-interest income	1,413	4,899	6,531	12,446

Non-Interest Expense:
Compensation and employee benefits	21,534	19,878	61,739	59,349
Net occupancy expense	5,681	4,044	14,729	11,788
Federal deposit insurance assessment	413	405	1,235	1,228
Computer and related services	607	529	1,835	1,485
Other expense	4,688	4,032	14,406	13,275

Total non-interest expense	32,923	28,888	93,944	87,125

Income before income tax expense	120,666	99,754	322,271	283,113

Income Tax Expense	45,635	37,734	121,020	106,446

Net income	$75,031	$62,020	$201,251	$176,667

Basic Earnings Per Share	$0.13	$0.11	$0.35	$0.31

Diluted Earnings Per Share	$0.13	$0.11	$0.34	$0.30

Weighted Average Number of Common Shares Outstanding:
Basic	566,667,689	573,760,934	571,809,470	577,955,597
Diluted	580,174,828	589,020,292	585,122,824	594,304,055
See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004
	(In thousands)
Cash Flows from Operating Activities:
Net income	$201,251	$176,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	6,891	19,751
Provision for loan losses	65	675
Gains on securities transactions, net	(2,740)	(8,597)
Allocation of stock for employee benefit plans	9,673	14,670
Deferred tax (benefit) expense	(204)	20
Net proceeds from sale of foreclosed real estate	1,536	1,651
Increase in accrued interest receivable	(37,170)	(15,448)
(Increase) decrease in other assets	(2,610)	784
Increase in accrued expenses and other liabilities	16,918	19,256
Tax benefit from stock plans	8,798	20,269

Net Cash Provided by Operating Activities	202,408	229,698

Cash Flows from Investing Activities:
Originations of loans	(1,538,120)	(1,181,806)
Purchases of loans	(2,624,806)	(2,361,841)
Payments on loans	1,696,466	1,575,804
Principal collection of mortgage-backed securities held to maturity	737,604	1,208,846
Purchases of mortgage-backed securities held to maturity	(1,152,803)	(573,916)
Principal collection of mortgage-backed securities available for sale	342,959	210,275
Proceeds from sales of mortgage-backed securities available for sale	230,632	380,863
Purchases of mortgage-backed securities available for sale	(1,532,145)	(1,016,973)
Proceeds from maturities and calls of investment securities held to maturity	100,043	300,030
Purchases of investment securities held to maturity	(300,000)	(1,469,643)
Proceeds from maturities and calls of investment securities available for sale	1,000,026	861,339
Proceeds from sales of investment securities available for sale	9,980	—
Purchases of investment securities available for sale	(3,383,680)	(337,306)
Purchases of Federal Home Loan Bank of New York stock	(51,300)	—
Redemption of Federal Home Loan Bank of New York stock	16,300	24,850
Purchases of premises and equipment, net	(15,626)	(5,818)

Net Cash Used in Investment Activities	(6,464,470)	(2,385,296)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(95,906)	741,939
Proceeds from borrowed funds	2,800,000	3,050,000
Principal payments on borrowed funds	(200,000)	(1,550,000)
Cash proceeds from the common stock offering — net	3,806,627	—
Consolidation of Hudson City, MHC	146,374	—
Dividends paid	(63,063)	(29,761)
Purchases of stock by the employee stock ownership plan	(189,348)	—
Purchases of stock by the recognition and retention plan	(1,290)	(7,299)
Purchases of treasury stock	(2,659)	(160,729)
Exercise of stock options	2,467	5,323

Net Cash Provided by Financing Activities	6,203,202	2,049,473

Net Decrease in Cash and Cash Equivalents	(58,860)	(106,125)
Cash and Cash Equivalents at Beginning of Period	168,183	254,584

Cash and Cash Equivalents at End of Period	$109,323	$148,459

Supplemental Disclosures:
Interest paid	$426,156	$304,413

Income taxes paid	$114,990	$78,299

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc.
Notes to Consolidated Financial Statements
1. — Basis of Presentation
The companies reported in the consolidated financial statements include Hudson City Bancorp, Inc., a Delaware corporation, and its wholly-owned subsidiary, Hudson City Savings Bank. Prior to June 7, 2005, a majority of Hudson City Bancorp’s common stock was owned by Hudson City, MHC, a mutual holding company. On June 7, 2005, Hudson City Bancorp completed a second-step conversion and related common stock offering which culminated with Hudson City, MHC merging into Hudson City Bancorp. All prior share and per share data, and the balances in the common stock and the additional paid-in capital account as of December 31, 2004 have been adjusted to reflect the 3.206 to 1 stock split effected as part of the second-step conversion and stock offering.
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005.
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
Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $1,750,000 and $2,255,000 for the nine-month periods ended September 30, 2005 and 2004, respectively, did not result in cash receipts or cash payments.
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

Hudson City Bancorp, Inc.
Notes to Consolidated Financial Statements
Had expense for Hudson City’s stock option plans been determined based on the fair value at the grant date for our stock options consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been reduced to the pro forma amounts that follow.

	For the Three Months
	Ended September 30,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$75,031	$62,020
Add: expense recognized for the recognition and retention plans, net of related tax effect	393	1,309
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	(764)	(2,133)

Pro forma net income	$74,660	$61,196

Basic earnings per share: As reported	$0.13	$0.11
Pro forma	0.13	0.11

Diluted earnings per share: As reported	$0.13	$0.11
Pro forma	0.13	0.10

	For the Nine Months
	Ended September 30,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$201,251	$176,667
Add: expense recognized for the recognition and retention plans, net of related tax effect	1,856	4,294
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	(2,974)	(6,774)

Pro forma net income	$200,133	$174,187

Basic earnings per share: As reported	$0.35	$0.31
Pro forma	0.35	0.30

Diluted earnings per share: As reported	$0.34	$0.30
Pro forma	0.34	0.29

Hudson City Bancorp, Inc.
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
2. Plan of Conversion and Reorganization
On June 7, 2005, Hudson City Bancorp, Hudson City Savings and Hudson City, MHC completed a second-step conversion and stock offering in accordance with the Plan of Conversion and Reorganization. Under the terms of the Plan, Hudson City Savings reorganized from a two-tier mutual holding company structure to a stock holding company structure. Hudson City, MHC, which owned 65.77% of the outstanding common stock of Hudson City Bancorp immediately prior to the conversion, merged into Hudson City Bancorp as part of the reorganization and the shares of Hudson City Bancorp common stock owned by Hudson City, MHC were cancelled. Hudson City Bancorp sold 392,980,580 shares of common stock at a price of $10.00 per share raising approximately $3.93 billion. After related expenses of $125.0 million, net proceeds from the stock offering amounted to $3.80 billion. We also effected a stock split pursuant to which each share of common stock outstanding or held as treasury stock before completion of the offering was split into 3.206 shares. Hudson City Bancorp contributed $3.0 billion of the net proceeds from the offering to Hudson City Savings Bank.

Hudson City Bancorp, Inc.
Notes to Consolidated Financial Statements
3. — Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized holding gains and losses on securities available for sale, net of tax. Total comprehensive income during the periods indicated is as follows.

	For the Three Months
	Ended September 30,
	2005	2004
	(In thousands)
Net income	$75,031	62,020
Other comprehensive (loss) income:
Unrealized holding (loss) gain on securities available for sale, net of tax benefit of ($22,606) for 2005 and expense of $35,442 for 2004	(32,738)	51,320
Reclassification adjustment for gains in net income, net of tax of ($1,440) for 2004	—	(2,086)

Total comprehensive income	$42,293	$111,254

	For the Nine Months
	Ended September 30,
	2005	2004
	(In thousands)
Net income	$201,251	$176,667
Other comprehensive (loss) income:
Unrealized holding (loss) gain on securities available for sale, net of tax benefit of ($21,729) for 2005 and expense of $8,746 for 2004	(31,463)	12,664
Reclassification adjustment for gains in net income, net of tax of ($1,119) for 2005 and ($3,512) for 2004	(1,621)	(5,085)

Total comprehensive income	$168,167	$184,246

Hudson City Bancorp, Inc.
Notes to Consolidated Financial Statements
4. — Earnings Per Share

	For the Three Months Ended September 30,
	2005			2004
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
		(In thousands, except per share data)
Net income	$75,031			$62,020

Basic earnings per share:
Income available to common stockholders	$75,031	566,668	$0.13	$62,020	573,761	$0.11

Effect of dilutive common stock equivalents	—	13,507		—	15,259

Diluted earnings per share:
Income available to common stockholders	$75,031	580,175	$0.13	$62,020	589,020	$0.11

	For the Nine Months Ended September 30,
	2005			2004
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
		(In thousands, except per share data)
Net income	$201,251			$176,667

Basic earnings per share:
Income available to common stockholders	$201,251	571,809	$0.35	$176,667	577,956	$0.31

Effect of dilutive common stock equivalents	—	13,314		—	16,348

Diluted earnings per share:
Income available to common stockholders	$201,251	585,123	$0.34	$176,667	594,304	$0.30

Hudson City Bancorp, Inc.
Notes to Consolidated Financial Statements
5. — Fair Value and Unrealized Losses of Securities
The following table summarizes the fair value and unrealized losses of those investment and mortgage-backed securities that reported an unrealized loss at September 30, 2005 and 2004, and whether the unrealized loss position was continuous for the twelve months prior to those dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
2005

United States government sponsored agencies	$3,697,643	$28,850	$1,141,555	$32,646	$4,839,198	$61,496

GNMA pass-through certificates	$1,385,826	$12,118	$46,165	$604	$1,431,991	$12,722
FNMA pass-through certificates	1,804,072	23,608	849,252	22,779	2,653,324	46,387
FHLMC pass-through certificates	889,890	9,872	273,504	11,675	1,163,394	21,547
FHLMC and FNMA REMIC’s	29,581	1,437	438,339	26,568	467,920	28,005

Total mortgage-backed securities	$4,109,369	$47,035	$1,607,260	$61,626	$5,716,629	$108,661

2004

United States government- sponsored agencies	$461,021	$2,684	$702,383	$8,145	$1,163,404	$10,829

GNMA pass-through certificates	$170,944	$1,433	$—	$—	$170,944	$1,433
FNMA pass-through certificates	1,256,331	4,181	203,576	3,788	1,459,907	7,969
FHLMC pass-through certificates	70,662	359	250,106	5,865	320,768	6,224
FHLMC, FNMA and GNMA - REMIC’s	46,423	730	767,187	36,190	813,610	36,920

Total mortgage-backed securities	$1,544,360	$6,703	$1,220,869	$45,843	$2,765,229	$52,546

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
6. — Stockholders’ Equity
On July 1, 2005, Hudson City Bancorp signed an agreement with the independent trustee of the Hudson City Savings Bank Employee Stock Ownership Plan (“ESOP”), which provided a commitment to lend funds to allow the trustee to purchase up to 15,719,223 shares of Hudson City Bancorp common stock. The independent trustee purchased these shares during the third quarter of 2005 at an aggregate cost of $189.3 million. The loan will be repaid and the shares purchased will be allocated to employees over a forty-year period.

Hudson City Bancorp, Inc.
Notes to Consolidated Financial Statements
Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In October 2005, a sixth stock repurchase plan was approved by the Board of Directors and the Office of Thrift Supervision (“OTS”) to repurchase up to 29,880,000 shares, or approximately five percent of the outstanding common stock. The fifth stock repurchase program, which had been suspended due to our second-step conversion and stock offering, has been canceled due to the approval of this sixth plan. Accordingly, during the nine-month period ended September 30, 2005, we did not purchase any shares of our common stock under the terminated plan. We did purchase 256,749 shares of treasury stock at an aggregate cost of $2.7 million directly from vesting shares in our recognition and retention plan for payment of income taxes.
In the first quarter of 2005, Hudson City, MHC applied for and received regulatory approval from the Office of Thrift Supervision to waive receipt of dividend payments on the Hudson City Bancorp stock it owned. This waiver applied to all dividends paid during the first six months of 2005. Beginning in the third quarter of 2005, due to the consolidation of Hudson City, MHC into Hudson City Bancorp as part of the second-step conversion and stock offering, dividends are paid on all outstanding shares of Hudson City Bancorp common stock.
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

Hudson City Bancorp, Inc.
Notes to Consolidated Financial Statements
Net periodic benefit cost included the following components:

	For the Three Months Ended September 30,
	Retirement Plans		Other Benefits
	2005	2004	2005	2004
		(In thousands)
Service cost	$806	$736	$598	$530
Interest cost	1,172	1,132	657	580
Expected return on assets	(1,693)	(1,633)	—	—
Amortization of:
Net loss (gain)	86	15	(3)	(10)
Unrecognized prior service cost	(4)	(4)	—	—

Net periodic benefit cost	$367	$246	$1,252	$1,100

	For the Nine Months Ended September 30,
	Retirement Plans		Other Benefits
	2005	2004	2005	2004
		(In thousands)
Service cost	$2,417	$2,209	$1,793	$1,590
Interest cost	3,517	3,396	1,970	1,739
Expected return on assets	(5,078)	(4,900)	—	—
Amortization of:
Net loss (gain)	259	44	(8)	(30)
Unrecognized prior service cost	(12)	(12)	—	—

Net periodic benefit cost	$1,103	$737	$3,755	$3,299

During the third quarter of 2005, we made a $160,000 contribution to the pension plan.
At the June 19, 2005 Board of Directors meeting of Hudson City Savings Bank, the board limited participation in the non-contributory retirement plan to those employees hired on or before July 31, 2005. Employees hired on or after August 1, 2005 will not participate in the plan. Also at the June 19, 2005 board meeting, the board approved changes to the post-retirement benefit plan including, limiting participation in the plan to those employees hired on or before July 31, 2005, and the placement of a cap on paid medical expenses at the 2007 rate, beginning in 2008, for those eligible employees who retire after December 31, 2005. The above changes will not have a material impact on 2005 benefit expense.
8. — Subsequent Event
On October 18, 2005, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of seven cents ($0.07) per common share outstanding. The dividend is payable on December 1, 2005 to stockholders of record at the close of business on November 4, 2005.
9. — Recent Accounting Pronouncements
On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position Emerging Issues Task Force (“EITF”) Issue No. 03-01, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporary impairment

Hudson City Bancorp, Inc.
Notes to Consolidated Financial Statements
evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remains effective. On June 29, 2005, the FASB decided not to provide additional guidance on this issue, but directed its staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1a “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will replace guidance set forth in paragraphs 10-18 of Issue 03-01 with references to existing guidance such as SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The final FSP will be effective for periods beginning after December 15, 2005. We do not expect the adoption of FSP EITF 03-1a will have a material impact on our financial condition or results of operations.
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
Our results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing demand deposits and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Our results are also affected by the market price of our stock, as the expense of certain of our employee stock compensation plans is related to the current price of our common stock.
We completed the second-step conversion and stock offering in June 2005, selling a total of 392,980,580 shares of common stock at a purchase price of $10.00 per share and raising approximately $3.93 billion. The net $3.80 billion increase to stockholders’ equity due to the conversion reflected the receipt of the $3.93 billion gross offering proceeds less the payment of $125.0 million in conversion related expenses. Equity was further increased by $146.4 million due to the consolidation of Hudson City, MHC into Hudson City Bancorp, Inc. We also effected a stock split pursuant to which each share of common stock outstanding or held as treasury stock before completion of the offering was split into 3.206 shares. All prior share and per share data has been adjusted to reflect the 3.206 to 1 stock split effected as part of the second-step conversion and stock offering.
The amount of funds available for investment from the net offering proceeds was approximately $3.57 billion, reflecting a further $229.9 million reduction from the net offering proceeds due to the use of customer deposits to purchase stock. Of this amount available for investment, approximately $2.80 billion was invested in securities with maturities or initial rate reset dates of less than two years. The remainder of the proceeds available for investment was primarily used to purchase adjustable-rate mortgage-backed securities and, to a lesser extent, purchase and originate first mortgage loans. Hudson City Bancorp contributed $3.0 billion of the net proceeds to Hudson City Savings Bank, resulting in a significant increase in the Bank’s capital.
During the first nine months of 2005, we grew our balance sheet $6.40 billion, reflecting the use of the net offering proceeds and internally generated growth. The internally generated growth primarily reflected a $2.46 billion increase in total loans, funded by a $2.60 billion increase in borrowed funds. The growth in our core investment of residential first mortgage loans was due to our continued strong levels of loan purchases, which allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost. The new borrowed funds had ten-year maturities and initial non-call periods of three to five years. During the third quarter of 2005, total loans grew $727.6 million, funded by growth in borrowed funds of $600.0 million, and reflecting a shift to loans from maturing investment securities initially purchased from funds received from our second-step offering proceeds.
Our net income for the third quarter of 2005 increased 21.0% to $75.0 million and increased 13.9% to $201.3 million for the nine-month period ended September 30, 2005. Basic and diluted earnings per share for the third quarter of 2005 were both $0.13, compared with $0.11 for the third quarter of 2004. Basic

Hudson City Bancorp, Inc.
Form 10-Q
and diluted earnings per share for the first nine months of 2005 were $0.35 and $0.34, respectively, compared with $0.31 and $0.30, respectively, for the first nine months of 2004. For both the three- and nine-month periods ended September 30, 2005, our growth in interest income was derived primarily from the overall growth in our balance sheet, while the increase in interest expense reflected the growth in our interest-bearing liabilities, and increases in prevailing interest rates. Our annualized return on average assets was 1.15% for the third quarter of 2005 and for the nine-month period ended September 30, 2005. Total stockholders’ equity increased $3.89 billion during the first nine months of 2005, primarily due to the completion of our second-step conversion and stock offering. Stockholders’ equity decreased $184.9 million during the third quarter of 2005, primarily due to the completion of the purchase of shares for our employee stock ownership plan (“ESOP”) at an aggregate cost of $189.3 million. Our return on average stockholders’ equity was 5.56% for the third quarter of 2005 and 8.57% for the first nine months of 2005.
Short-term market interest rates generally increased during the first nine months of 2005 following increases during the entirety of 2004. The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) increased the overnight lending rate 25 basis points at each of the regularly scheduled meetings beginning in June 2004 to the current rate of 4.00%. Intermediate-term market interest rates, those with maturities of two to five years, and long-term market interest rates, in particular the 10- and 30-year bonds, also increased during the first nine months of 2005, but at a slower pace than short-term interest rates. The result of these market interest rate changes was a continued flattening of the market yield curve during the first nine months of 2005.
In this rate environment, our net interest margin decreased 30 basis points and our net interest rate spread decreased 77 basis points when comparing the third quarter of 2005 with the corresponding period in 2004. Our net interest margin decreased 29 basis points and our net interest rate spread decreased 50 basis points when comparing the first nine months of 2005 to the first nine months of 2004. The decrease in these ratios reflected the flattening market yield curve as our interest income, in general, reflects movements in long-term rates while our interest expense, in general, reflects movements in short-term rates. The smaller decrease in our net interest margin, when compared to our net interest rate spread, reflected the infusion of capital due to the completion of our second-step conversion. Net interest income increased $28.2 million for the third quarter of 2005 and $51.2 million for the first nine months of 2005, when compared to the corresponding periods in 2004. These increases reflect the approximate 38.7% and 27.9% growth, respectively, in the average balance of our total interest-earning assets over the prior year periods, as compared to the growth in the average balance of our total interest-bearing liabilities of 18.3% and 20.0%, over those same periods. This difference in growth rates offset the negative impact of the flattening market yield curve.
We anticipate that short-term interest rates will continue to increase through the remainder of 2005 and into 2006, as it is anticipated that the FOMC will continue to increase the Fed funds rate at its current measured pace, and long-term interest rates will increase at a similar rate, thus maintaining the flat market yield curve. This potential market interest rate scenario would have a negative impact on our net interest margin as our interest-earning assets, both loans and securities, generally price off long-term interest rates, while our interest-bearing liabilities, primarily deposits, generally price off short-term interest rates. Additionally, the cost of both deposits and borrowed funds will reset to the current market interest rates faster than the change to our interest-earning assets. However, we expect that the growth in our balance sheet resulting from the completion of the second-step conversion will continue to offset the impact of movements in interest rates on our net interest income.

Hudson City Bancorp, Inc.
Form 10-Q
We plan to grow our assets during the remainder of 2005 and into 2006 primarily through the origination and purchase of mortgage loans, while purchasing investment and mortgage-backed securities as a supplement to our investments in mortgage loans. We also plan that approximately half of these originations and purchases will be short-term or variable-rate in nature, in order to assist in the management of our interest rate risk. We consider a loan or security to be variable rate if there exists a contractual rate adjustment during the life of the instrument, including those variable-rate mortgage-related assets with three-, five- or ten-year initial fixed-rate periods.
The primary funding for our asset growth is expected to come from customer deposits and borrowed funds. We plan that the funds borrowed will primarily have initial non-call periods of three to five years and final maturities of ten years in order to extend the maturity of our liabilities and assist in the management of our interest rate risk. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices. We opened two branch offices in Suffolk County, NY and two branch offices in Richmond County (Staten Island), NY during the first nine months of 2005. In early October of 2005, we opened one additional branch office in Suffolk County. We will continue to explore branch expansion opportunities in market areas that present significant opportunities for our traditional thrift business model and intend to open ten to fifteen branches annually.
Comparison of Financial Condition at September 30, 2005 and December 31, 2004
During the first nine months of 2005, our total assets increased $6.40 billion, or 31.8%, to $26.55 billion at September 30, 2005 from $20.15 billion at December 31, 2004, reflecting the investment of the proceeds from the second-step conversion and stock offering, which was completed in June 2005, and internally generated growth. We raised approximately $3.93 billion from the second-step conversion, which was reduced by $125.0 million in related fees and $229.9 million due to the use of customer deposits to purchase stock to $3.57 billion, reflecting the net cash available for investment. Of the proceeds, approximately $1.50 billion was directly invested into government-sponsored agency discount notes yielding approximately 3.24%, $900.0 million was invested into callable government-sponsored agency securities with an average yield of 3.94%, and $400.0 million was invested into government-sponsored agency step-up notes with an average yield of 4.00%. Of the discount notes purchased, approximately $900.0 million matured during the third quarter of 2005 and were subsequently reinvested into callable government-sponsored agency securities with maturities not exceeding two years and, to a lesser extent, one- to four-family first mortgage loans. These purchases and maturities were reflected in the $2.55 billion increase in total investment securities during the first nine months of 2005. The remainder of the proceeds from the second-step conversion was primarily used to purchase adjustable-rate mortgage-backed securities and, to a lesser extent, purchase and originate one- to four-family first mortgage loans.
Loans increased $2.46 billion, or 21.7%, to $13.82 billion at September 30, 2005 from $11.36 billion at December 31, 2004. The increase in loans reflected our continued loan purchase activity as well as our focus on the origination of one- to four-family first mortgage loans, primarily in New Jersey and the New York metropolitan area. For the first nine months of 2005, we purchased first mortgage loans of $2.62 billion and originated first mortgage loans of $1.45 billion, compared with purchases of $2.36 billion and originations of $1.11 billion for the first nine months of 2004. The larger volume of purchased mortgage loans in the first nine months of 2005, when compared to the volume of loan originations, allowed us to continue to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead

Hudson City Bancorp, Inc.
Form 10-Q
cost while maintaining our traditional thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Our first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans. Approximately 35.4% of the mortgage loan purchases and 55.0% of the mortgage loan originations were variable-rate loans, which we consider to be any loan with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. At September 30, 2005, fixed-rate mortgage loans accounted for 82.8% of our first mortgage loan portfolio compared with 92.5% at December 31, 2004. Notwithstanding the decrease in the percent of fixed-rate loans to total loans, this percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice to current market interest rates, while our interest-bearing deposits and callable borrowed funds would reprice, from time to time, to the higher market interest rates.
Total mortgage-backed securities increased $1.34 billion to $6.72 billion at September 30, 2005 from $5.38 billion at December 31, 2004 reflecting the investment of part of the proceeds from our second-step conversion and our growth initiatives. This increase in total mortgage-backed securities resulted from $2.68 billion in purchases of securities, all of which are directly or indirectly insured or guaranteed by a government agency or government-sponsored enterprise. Of these purchases, approximately 92.1% were variable-rate or hybrid instruments, with initial fixed-rate periods ranging from one to seven years, resulting in our variable-rate mortgage-backed securities held at September 30, 2005 accounting for approximately 49.6% of our total portfolio. We intend to continue to purchase variable-rate securities, as well as originate and purchase variable-rate mortgage loans, as part of our strategy to assist in the management of our interest rate risk.
Accrued interest receivable increased $37.2 million, primarily due to increased balances in loans and investments. The $11.7 million increase in banking premises and equipment, net, reflected additional growth related to our branch expansion strategy. The $25.7 million increase in other assets primarily reflected the increase in the deferred tax asset related to the increase in the unrealized loss on our available for sale securities.
Total liabilities increased $2.52 billion, or 13.4%, to $21.26 billion at September 30, 2005 compared with $18.74 billion at December 31, 2004. Borrowed funds increased $2.60 billion, or 36.4%, to $9.75 billion at September 30, 2005 from $7.15 billion at December 31, 2004. The additional borrowed funds were primarily used to fund our asset growth. Borrowed funds were comprised of $7.10 billion of securities sold under agreements to repurchase and $2.65 billion of Federal Home Loan Bank advances. The fair market value of securities pledged as collateral for our reverse repurchase agreements was approximately $7.38 billion. Advances from the Federal Home Loan Bank utilize our mortgage loan portfolio as collateral. The $2.80 billion in new borrowings have initial non-call periods ranging from three to five years, final maturities of ten years, and a weighted-average rate of 3.73%.
Total deposits decreased $95.9 million during the nine-month period ended September 30, 2005, but increased $117.3 million during the three-month period from June 30, 2005 to September 30, 2005. The deposit growth during the third quarter reflected increases in our time deposit accounts. The year-to-date decrease in total deposits reflected the consolidation of the $145.8 million deposit of Hudson City, MHC, which was added to our capital, and the use of approximately $229.9 million of customer deposits to purchase stock during our second-step stock offering. At September 30, 2005, the aggregate balance in our time deposits was $5.71 billion and the aggregate balance in the High Value Checking account was $3.90 billion.

Hudson City Bancorp, Inc.
Form 10-Q
Total stockholders’ equity increased $3.89 billion to $5.29 billion at September 30, 2005 from $1.40 billion at December 31, 2004. The increase in stockholders’ equity was primarily due to the net offering proceeds of $3.80 billion, a $146.4 million increase due to the consolidation of Hudson City, MHC into Hudson City Bancorp, and net income of $201.3 million for the first nine months of 2005. Also increasing stockholders’ equity was a $2.5 million increase due to the exercise of stock options, an $8.8 million permanent tax benefit due to the exercise of stock options and the vesting of employee stock benefit plans, and a $9.7 million increase due to the commitment of shares for our employee stock benefit plans. These increases to stockholders’ equity were partially offset by cash dividends declared and paid to common stockholders of $63.1 million, purchases of 15,719,223 shares for our employee stock ownership plan at an aggregate cost of $189.3 million, purchases of shares of common stock for our recognition and retention plan at an aggregate cost of $1.3 million, a $2.7 million purchase of treasury stock directly from vesting shares in our recognition and retention plan for payment of income taxes and a $33.1 million further increase in our accumulated other comprehensive loss primarily due to higher market interest rates decreasing the market value of our available for sale portfolio.
At September 30, 2005, the ratio of total stockholders’ equity to total assets was 19.92% compared with 6.96% at December 31, 2004. For the nine-month period ended September 30, 2005, the ratio of average stockholders’ equity to average assets was 13.42% compared with 7.29% for the year ended December 31, 2004. The increase in these ratios was primarily due to our completion of the second-step conversion and stock offering. Stockholders’ equity per common share, calculated using the period-end share count of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested management plan shares, was $9.46 at September 30, 2005 compared with $7.85 at December 31, 2004, reflecting the funds received from our second-step conversion.
Average Balance Sheets for the Three- and Nine-Months Ended September 30, 2005 and 2004
The tables on the following pages present certain information regarding Hudson City Bancorp’s financial condition and net interest income for the three- and nine-month periods ended September 30, 2005 and 2004. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Three Months Ended September 30,
	2005				2004
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
			(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$13,087,551	$177,562	5.43%		$10,053,014	$138,421	5.51%
Consumer and other loans	191,038	2,795	5.85		148,268	2,213	5.97
Federal funds sold	85,983	736	3.40		103,830	359	1.38
Mortgage-backed securities at amortized cost	6,640,580	72,224	4.35		5,324,117	59,949	4.50
Federal Home Loan Bank of New York stock	178,657	2,116	4.74		144,511	858	2.37
Investment securities at amortized cost	5,676,595	58,354	4.11		2,874,795	32,461	4.52

Total interest-earning assets	25,860,404	313,787	4.85		18,648,535	234,261	5.02

Noninterest-earnings assets	346,613				295,252

Total Assets	$26,207,017				$18,943,787

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$859,240	2,141	0.99		$948,515	2,366	0.99
Interest-bearing demand accounts	4,133,327	31,258	3.00		3,790,740	21,010	2.20
Money market accounts	386,599	1,167	1.20		585,848	1,408	0.96
Time deposits	5,497,737	41,880	3.02		5,399,202	29,469	2.17

Total interest-bearing deposits	10,876,903	76,446	2.79		10,724,305	54,253	2.01
Borrowed funds	9,328,016	85,165	3.62		6,359,782	56,040	3.51

Total interest-bearing liabilities	20,204,919	161,611	3.17		17,084,087	110,293	2.57

Noninterest-bearing liabilities:
Noninterest-bearing deposits	450,142				427,877
Other noninterest-bearing liabilities	153,184				124,862

Total noninterest-bearing liabilities	603,326				552,739

Total liabilities	20,808,245				17,636,826
Stockholders’ equity	5,398,772				1,306,961

Total Liabilities and Stockholders’ Equity	$26,207,017				$18,943,787

Net interest income/net interest rate spread (2)		$152,176	1.68%			$123,968	2.45%

Net interest-earning assets/net interest margin (3)	$5,655,485		2.37%		$1,564,448		2.67%

Ratio of interest-earning assets to interest-bearing liabilities			1.28	x			1.09	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Nine Months Ended September 30,
	2005				2004
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost (4)		Balance	Interest	Cost
			(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$12,244,226	$500,218	5.45%		$9,421,679	$389,400	5.51%
Consumer and other loans	173,556	7,561	5.81		140,897	6,345	6.00
Federal funds sold	131,938	2,821	2.86		122,842	970	1.06
Mortgage-backed securities at amortized cost	6,010,245	197,166	4.37		5,455,954	182,564	4.46
Federal Home Loan Bank of New York stock	161,380	7,031	5.81		153,533	2,250	1.95
Investment securities at amortized cost	4,153,466	131,813	4.23		2,586,558	86,550	4.46

Total interest-earning assets	22,874,811	846,610	4.93		17,881,463	668,079	4.98

Noninterest-earnings assets	437,058				331,634

Total Assets	$23,311,869				$18,213,097

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$1,033,838	7,655	0.99		$947,351	7,042	0.99
Interest-bearing demand accounts	4,233,540	89,216	2.82		3,392,201	54,486	2.15
Money market accounts	504,996	4,082	1.08		601,600	4,308	0.96
Time deposits	5,402,361	109,311	2.71		5,537,205	89,617	2.16

Total interest-bearing deposits	11,174,735	210,264	2.52		10,478,357	155,453	1.98
Borrowed funds	8,428,269	226,597	3.59		5,853,544	154,159	3.52

Total interest-bearing liabilities	19,603,004	436,861	2.98		16,331,901	309,612	2.53

Noninterest-bearing liabilities:
Noninterest-bearing deposits	436,163				416,808
Other noninterest-bearing liabilities	143,273				122,459

Total noninterest-bearing liabilities	579,436				539,267

Total liabilities	20,182,440				16,871,168
Stockholders’ equity	3,129,429				1,341,929

Total Liabilities and Stockholders’ Equity	$23,311,869				$18,213,097

Net interest income/net interest rate spread (2)		$409,749	1.95%			$358,467	2.45%

Net interest-earning assets/net interest margin (3)	$3,271,807		2.38%		$1,549,562		2.67%

Ratio of interest-earning assets to interest-bearing liabilities			1.17	x			1.09	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	At September 30, 2005, the weighted-average rate on our outstanding interest-earning assets, other than our FHLB stock, was as follows: first mortgage loans, 5.62%, consumer and other loans, 5.79%, federal funds sold, 3.75%, mortgage-backed securities, 4.70%, investment securities, 4.22%. At September 30, 2005, the weighted-average rate on our outstanding interest-bearing liabilities was as follows: savings accounts, 0.98%, interest-bearing demand accounts, 3.00%, money market accounts, 1.20%, time deposits, 3.22%, borrowed funds, 3.59%.

Hudson City Bancorp, Inc.
Form 10-Q
Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004
General. Net income was $75.0 million for the three months ended September 30, 2005; an increase of $13.0 million, or 21.0%, compared with net income of $62.0 million for the three months ended September 30, 2004. Basic and diluted earnings per common share were both $0.13 for the third quarter of 2005 compared with basic and diluted earnings per share of $0.11 for the third quarter of 2004. For the third quarter of 2005 our return on average stockholders’ equity was 5.56% compared with 18.98% for the third quarter of 2004. Our return on average assets for the three-month period ended September 30, 2005 was 1.15% compared with 1.31% for the three-month period ended September 30, 2004. The decreases in these ratios were primarily due to the receipt of the net proceeds from our second-step conversion and stock offering completed in June 2005. The decrease in the return on average assets also reflected our balance sheet growth during a period of narrowing net interest rate spreads and a flattening market yield curve.
Interest and Dividend Income. Total interest and dividend income increased $79.5 million, or 33.9%, to $313.8 million for the quarter ended September 30, 2005 compared with $234.3 million for the quarter ended September 30, 2004. The increase in total interest and dividend income was primarily due to a $7.21 billion, or 38.7%, increase in the average balance of total interest-earning assets to $25.86 billion for the third quarter of 2005 compared with $18.65 billion for the third quarter of 2004. The growth in the average balance of total interest-earning assets reflected the receipt of the net offering proceeds, and was also consistent with the growth initiatives employed by us during recent periods. The increase in interest and dividend income due to the increase in the average balance was partially offset by a 17 basis point decrease in the annualized average yield on total interest-earning assets to 4.85% for the third quarter of 2005 from 5.02% for the third quarter of 2004. This decrease in the yield reflected a shift in our interest-earnings asset mix to shorter-term investment securities, such as the use of part of the net offering proceeds from our second-step conversion to purchase agency discount notes with maturities ranging from one to six months, to help manage our interest rate risk.
The $39.2 million increase in interest and fee income on first mortgage loans was primarily due to a $3.04 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on balance sheet growth in our core investment in first mortgage loans. The increase in mortgage loan income due to the increase in the average balance was partially offset by an eight basis point decrease in the annualized average yield, which reflected the large volume of loan origination and purchase activity during the prevailing interest rate environment of 2004 and the first nine months of 2005, and a larger volume of originations and purchases of variable-rate loans, which generally have initial yields that are less than fixed-rate loans.
The $25.9 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of total investment securities of $2.81 billion, which reflected the investment of part of the net proceeds from the second-step conversion and stock offering, and the investment of certain of the cash flows from the prepayment activity on our mortgage-related assets in 2004 into investment securities. The increase in interest and dividends on total investment securities due to the increase in the average balance was partially offset by a 41 basis point decrease in the annualized average yield reflecting purchases of securities with maturity or initial rate reset dates of less than two years, in order to assist in our management of interest rate risk.
The $12.3 million increase in interest income on total mortgage-backed securities was due to an $1.32 billion increase in the average balance of total mortgage-backed securities, which primarily reflected the

Hudson City Bancorp, Inc.
Form 10-Q
purchase of adjustable-rate securities during the first nine months of 2005 to assist in our management of interest rate risk and the investment of part of the net proceeds from the second-step offering. The increase in income due to the increase in the average balance was partially offset by a 15 basis point decrease in the annualized weighted average yield, reflecting the larger volume of purchases of variable-rate and hybrid instruments, which generally have initial yields that are less than fixed-rate securities.
Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $51.3 million, or 46.5%, to $161.6 million for the quarter ended September 30, 2005 from $110.3 million for the quarter ended September 30, 2004. This increase was primarily due to a $3.12 billion, or 18.3%, increase in the average balance of total interest-bearing liabilities to $20.20 billion for the third quarter of 2005 compared with $17.08 billion for the third quarter of 2004. The increase in total interest expense was also due to a 60 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 3.17% for the three-month period ended September 30, 2005 compared with 2.57% for the three-month period ended September 30, 2004, which reflected the growth of our interest-bearing liabilities during the rising short-term interest rate environment experienced during 2004 and the first nine months of 2005.
Interest expense on borrowed funds increased $29.2 million primarily due to a $2.97 billion increase in the average balance of borrowed funds and, to a lesser extent, an 11 basis point increase in the annualized weighted-average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth and extend the overall maturity of our liabilities. The $2.80 billion of new borrowings incurred during the first nine months of 2005 all had maturity periods of ten years and initial non-call periods of three to five years and a weighted-average rate of 3.73%. The increase in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the increasing intermediate- and long-term interest rate environment that existed during 2004 and the first nine months of 2005.
The $22.1 million increase in interest expense on interest-bearing deposits for the three months ended September 30, 2005 was primarily due to a 78 basis point increase in the annualized weighted-average cost of interest-bearing deposits and, to a lesser extent, a $152.6 million increase in the average balance of interest-bearing deposits. The increase in the annualized weighted-average cost of interest-bearing deposits, experienced principally in interest-bearing demand accounts and time deposits, reflected the rising short-term market interest rate environment experienced during 2004 and the first nine months of 2005 and the need to increase rates on these deposit products in the highly competitive deposit market of the New York metropolitan area. The growth in the average balance of interest-bearing deposits was primarily used to fund our growth initiatives, and was primarily due to increases in our interest-bearing demand account.
The $10.2 million increase in interest expense on our interest-bearing demand accounts reflected an increase in the average balance of interest-bearing demand accounts of $342.6 million, primarily due to the growth of our High Value Checking account product, and an 80 basis point increase in the weighted-average cost due to the rising short-term market interest rate environment. The $12.4 million increase in interest expense on our time deposit accounts reflected an increase in the average balance of time deposit accounts of $98.5 million and a 85 basis point increase in the weighted-average cost due to the rising short-term market interest rate environment. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay competitive rates and by opening new branch offices. We will continue to supplement deposit growth using borrowed funds.

Hudson City Bancorp, Inc.
Form 10-Q
Net Interest Income. Net interest income increased $28.2 million, or 22.7%, to $152.2 million for the quarter ended September 30, 2005 compared with $124.0 million for the quarter ended September 30, 2004. This increase primarily reflected the investment of the net offering proceeds from our second-step conversion and our growth initiatives, the combination of which resulted in a larger increase in the average balance of total interest-earning assets when compared to the increase in the average balance of total interest-bearing liabilities. Our net interest rate spread, determined by subtracting the annualized weighted-average cost of total interest-bearing liabilities from the annualized weighted-average yield on total interest-earning assets, was 1.68% for the third quarter of 2005 compared with 2.45% for the corresponding period in 2004. For the third quarter of 2005, our net interest margin, determined by dividing annualized net interest income by total average interest-earning assets, was 2.37% compared with 2.67% for the corresponding 2004 period.
The decrease in these ratios was primarily due to the larger increase in the weighted-average cost of interest-bearing liabilities when compared to the increase in the weighted-average yield on interest-earning assets. The increase in the cost of our interest-bearing liabilities reflected the rising short-term interest rate environment and the borrowing of funds with longer terms to initial reprice or maturity than in previous periods. The decrease in the yield on our interest-earning assets reflected the shift in our investment portfolio to shorter-term interest-earning assets, accomplished by purchasing and originating a larger percentage of adjustable-rate instruments and purchasing agency discount notes with part of the proceeds from our second-step conversion and stock offering. The smaller decrease in our net interest margin, when compared to our net interest rate spread, reflected the infusion of capital due to the completion of our second-step conversion.
Provision for Loan Losses. We did not provide for the allowance for loan losses during the three-month period ended September 30, 2005, however, we provided $225,000 during the three-month period ended September 30, 2004. Net recoveries for the first nine months of 2005 were $8,000 compared with net charge-offs of $12,000 for the corresponding 2004 period. The allowance for loan losses increased $73,000 to $27.4 million at September 30, 2005 from $27.3 million at December 31, 2004. The ratio of the allowance for loan losses to total loans was 0.20% at September 30, 2005 compared with 0.24% at December 31, 2004.
Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, decreased $5.0 million to $15.6 million at September 30, 2005 from $21.6 million at December 31, 2004, reflecting decreases in delinquencies primarily in our serviced loan portfolio. The ratio of non-performing loans to total loans was 0.11% at September 30, 2005 compared with 0.19% at December 31, 2004. The ratio of the allowance for loan losses to non-performing loans was 175.98% at September 30, 2005 compared with 126.44% at December 31, 2004.
During the first and second quarters of 2005, we lowered the loss factors used in our analysis of the loan loss allowance for our first mortgage loans to reflect the seasoning of the purchased loan portfolio and the recent favorable charge-off experience and delinquency trends. As a result of these trends, we recorded no provision during the third quarter of 2005 and a minimal provision for loan losses in the first nine months of 2005 to reflect probable losses resulting from the actual growth in our loan portfolio. We consider the ratio of allowance for loan losses to total loans at September 30, 2005, given our primary lending emphasis and current market conditions, to be at an acceptable level.
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
Non-Interest Income. Total non-interest income decreased $3.5 million to $1.4 million for the quarter ended September 30, 2005 from $4.9 million for the quarter ended September 30, 2004. The decrease in non-interest income primarily reflected the decrease in gains on securities transactions, net, as no sales of securities occurred during the third quarter of 2005.
Non-Interest Expense. Total non-interest expense increased $4.0 million, or 13.8%, to $32.9 million for the quarter ended September 30, 2005 from $28.9 million for the quarter ended September 30, 2004. The increase primarily reflected normal salary adjustments, and increases in net occupancy expense, employee compensation and advertising expense due to our branch expansion program. Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 21.44% for the third quarter of 2005 compared with 22.42% for the third quarter of 2004. Our ratio of annualized non-interest expense to average total assets for the third quarter of 2005 was 0.50% compared with 0.61% for the third quarter of 2004. The decrease in these ratios reflected our ability to leverage our existing infrastructure to support continuing asset growth while controlling operating expenses, as our average assets grew in excess of 38.0% when comparing the third quarter of 2005 to the same period in 2004.
Income Taxes. Income tax expense increased $7.9 million, or 21.0%, to $45.6 million for the quarter ended September 30, 2005 from $37.7 million for the quarter ended September 30, 2004, reflecting the 21.0% increase in income before income tax expense. Our effective tax rate for the quarters ended September 30, 2005 and 2004 was 37.82% and 37.83%, respectively.
Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004
General. Net income was $201.3 million for the nine months ended September 30, 2005, reflecting an increase of $24.6 million, or 13.9%, compared with net income of $176.7 million for the nine months ended September 30, 2004. Basic and diluted earnings per common share were $0.35 and $0.34, respectively, for the first nine months of 2005 compared with basic and diluted earnings per share of $0.31 and $0.30, respectively, for the first nine months of 2004. For the first nine months of 2005 our return on average stockholders’ equity was 8.57% compared with 17.55% for the first nine months of 2004. Our return on average assets for the nine-month period ended September 30, 2005 was 1.15% compared with 1.29% for the nine-month period ended September 30, 2004. The decreases in these ratios were primarily due to the receipt of the net proceeds from our second-step conversion and stock offering completed in June 2005. The decrease in the return on average assets also reflected our balance sheet growth during a period of narrowing net interest rate spreads and a flattening market yield curve.
Interest and Dividend Income. Total interest and dividend income increased $178.5 million, or 26.7%, to $846.6 million for the nine-month period ended September 30, 2005 compared with $668.1 million for the nine-month period ended September 30, 2004. The increase in total interest and dividend income was primarily due to a $4.99 billion, or 27.9%, increase in the average balance of total interest-earning assets to $22.87 billion for the first nine months of 2005 compared with $17.88 billion for the first nine months of 2004. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods and also reflected the receipt of the net offering proceeds

Hudson City Bancorp, Inc.
Form 10-Q
from our second-step conversion. The increase in interest and dividend income due to the increase in the average balance was partially offset by a decrease of five basis points in the annualized weighted-average yield on total interest-earning assets to 4.93% for the first nine months of 2005 from 4.98% for the first nine months of 2004. This decrease in the yield reflected a shift in our interest-earnings asset mix to shorter-term investment securities, such as the use of part of the net offering proceeds from our second-step conversion to purchase agency discount notes with maturities ranging from one to six months, to help manage our interest rate risk.
The $110.8 million increase in interest and fee income on first mortgage loans was primarily due to a $2.82 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on balance sheet growth in our core investment in first mortgage loans. The increase in mortgage loan income due to the increase in the average balance was partially offset by a six basis point decrease in the annualized average yield, which reflected the large volume of loan origination and purchase activity during the prevailing interest rate environment of 2004 and the first nine months of 2005, and a larger volume of originations and purchases of variable-rate loans, which generally have initial yields that are less than fixed-rate loans.
The $45.2 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of total investment securities of $1.56 billion, which reflected the investment of part of the net proceeds from the second-step conversion and stock offering, and the investment of certain of the cash flows from the prepayment activity on our mortgage-related assets in 2004 into investment securities. The increase in interest and dividends on total investment securities due to the increase in the average balance was partially offset by an 23 basis point decrease in the annualized average yield reflecting purchases of securities with maturity or initial rate reset dates of less than two years, in order to assist in our management of interest rate risk.
The $14.6 million increase in interest income on total mortgage-backed securities was due to a $554.3 million increase in the average balance of total mortgage-backed securities, which primarily reflected the purchase of adjustable-rate securities during the first nine months of 2005 to assist in our management of interest rate risk and the investment of part of the net proceeds from the second-step offering. The increase in income due to the increase in the average balance was partially offset by a nine basis point decrease in the annualized weighted average yield, reflecting the larger volume of purchases of variable-rate and hybrid instruments, which generally have initial yields that are less than fixed-rate securities.
Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $127.3 million, or 41.1%, to $436.9 million for the nine-month period ended September 30, 2005 from $309.6 million for the nine-month period ended September 30, 2004. This increase was primarily due to a $3.27 billion, or 20.0%, increase in the average balance of total interest-bearing liabilities to $19.60 billion for the first nine months of 2005 compared with $16.33 billion for the first nine months of 2004. The increase in total interest expense was also due to a 45 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 2.98% for the nine-month period ended September 30, 2005 compared with 2.53% for the nine-month period ended September 30, 2004, which reflected the growth of our interest-bearing liabilities during the rising short-term interest rate environment experienced during 2004 and the first nine months of 2005.
Interest expense on borrowed funds increased $72.4 million primarily due to a $2.58 billion increase in the average balance of borrowed funds and, to a lesser extent, a seven basis point increase in the annualized weighted-average cost of borrowed funds. The increase in the average balance of borrowed

Hudson City Bancorp, Inc.
Form 10-Q
funds was used to fund asset growth and extend the overall maturity of our liabilities. The $2.80 billion of new borrowings incurred during the first nine months of 2005 all had maturity periods of ten years and initial non-call periods of three to five years and a weighted-average rate of 3.73%. The increase in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the increasing intermediate- and long-term interest rate environment that existed during 2004 and the first nine months of 2005.
The $54.8 million increase in interest expense on interest-bearing deposits for the nine months ended September 30, 2005 was due to a $696.4 million increase in the average balance of interest-bearing deposits and a 54 basis point increase in the annualized weighted-average cost of interest-bearing deposits. The growth in the average balance of interest-bearing deposits was primarily used to fund our growth initiatives, and was primarily due to increases in our interest-bearing demand account. The increase in the annualized weighted-average cost of interest-bearing deposits, experienced principally in interest-bearing demand accounts and time deposits, reflected the rising short-term market interest rate environment experienced during 2004 and the first nine months of 2005 and the need to increase rates on these deposit products in the highly competitive deposit market of the New York metropolitan area.
The $34.7 million increase in interest expense on our interest-bearing demand accounts reflected an increase in the average balance of interest-bearing demand accounts of $841.3 million, primarily due to the growth of our High Value Checking account product, and a 67 basis point increase in the weighted-average cost due to the rising short-term market interest rate environment. The $19.7 million increase in interest expense on our time deposit accounts reflected a 55 basis point increase in the weighted-average cost, due to the rising short-term market interest rate environment, partially offset by a $134.8 million decrease in the average balance of time deposit accounts. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay competitive rates and by opening new branch offices. We will continue to supplement deposit growth using borrowed funds.
Net Interest Income. Net interest income increased $51.2 million, or 14.3%, to $409.7 million for the nine-month period ended September 30, 2005 compared with $358.5 million for the nine-month period ended September 30, 2004. This increase primarily reflected the investment of the net offering proceeds from our second-step conversion and our growth initiatives, the combination of which resulted in a larger increase in the average balance of total interest-earning assets when compared to the increase in the average balance of total interest-bearing liabilities. Our net interest rate spread was 1.95% for the first nine months of 2005 compared with 2.45% for the corresponding period in 2004. For the first nine months of 2005, our net interest margin was 2.38% compared with 2.67% for the corresponding 2004 period.
The decrease in these ratios was primarily due to the larger increase in the weighted-average cost of interest-bearing liabilities when compared to the increase in the weighted-average yield on interest-earning assets. The increase in the cost of our interest-bearing liabilities reflected the rising short-term interest rate environment and the borrowing of funds with longer terms to initial reprice or maturity than in previous periods. The decrease in the yield on our interest-earning assets reflected the shift in our investment portfolio to shorter-term interest-earning assets, accomplished by purchasing and originating a larger percentage of adjustable-rate instruments and purchasing agency discount notes with part of the proceeds from our second-step conversion and stock offering. The smaller decrease in our net interest margin, when compared to our net interest rate spread, reflected the infusion of capital due to the completion of our second-step conversion.

Hudson City Bancorp, Inc.
Form 10-Q
Provision for Loan Losses. Our provision for loan losses during the nine-month period ended September 30, 2005 was $65,000 compared with $675,000 during the nine-month period ended September 30, 2004. The decrease in the provision reflected recent favorable charge-off trends and delinquency experience.
Non-Interest Income. Total non-interest income decreased $5.9 million to $6.5 million for the nine-month period ended September 30, 2005 from $12.4 million for the nine-month period ended September 30, 2004. The decrease in non-interest income primarily reflected the decrease in gains on securities transactions, net as no sales of securities occurred during the second or third quarters of 2005, and minimal gains were recorded in the first quarter of 2005.
Non-Interest Expense. Total non-interest expense increased $6.8 million, or 7.8%, to $93.9 million for the nine-month period ended September 30, 2005 from $87.1 million for the nine-month period ended September 30, 2004. The increase primarily reflected normal salary adjustments, and increases in net occupancy expense, employee compensation and advertising expense due to our branch expansion program. Our efficiency ratio was 22.57% for the first nine months of 2005 compared with 23.49% for the first nine months of 2004. Our ratio of annualized non-interest expense to average total assets for the first nine months of 2005 was 0.54% compared with 0.64% for the first nine months of 2004. The decrease in these ratios reflected our ability to leverage our existing infrastructure to support continuing asset growth while controlling operating expenses, as our average assets grew in excess of 28.0% when comparing the first nine months of 2005 to the same period in 2004.
Income Taxes. Income tax expense increased $14.6 million, or 13.7%, to $121.0 million for the nine-month period ended September 30, 2005 from $106.4 million for the nine-month period ended September 30, 2004, reflecting the 13.8% increase in income before income tax expense. Our effective tax rate for the nine-month periods ended September 30, 2005 and 2004 was 37.55% and 37.60%, respectively.
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

Hudson City Bancorp, Inc.
Form 10-Q
The second-step conversion provided a significant amount of net available proceeds for investment. We raised approximately $3.93 billion in our second-step conversion, which was completed in June 2005. The net $3.80 billion in cash proceeds from the second-step conversion reflected the receipt of the $3.93 billion offering proceeds less the payment of $125.0 million in conversion related expenses. The amount of funds available for investment was $3.57 billion, reflecting a further $229.9 million reduction from the net offering proceeds due to the use of customer deposits to purchase stock. Of this amount available for investment, approximately $2.80 billion was invested in securities with maturities or initial rate reset dates of less than two years.
Principal repayments on loans were $1.70 billion during the nine-month period ended September 30, 2005 compared with $1.58 billion for the nine-month period ended September 30, 2004. The increase in payments on loans reflected the growth of our loan portfolio during this period of relatively stable long-term interest rates and prepayment activity. Principal payments received on mortgage-backed securities totaled $1.08 billion during the first nine months of 2005 compared with $1.42 billion during the first nine months of 2004. The decrease in payments on mortgage-backed securities reflected the decline in the aggregate balance of mortgage-backed securities during 2004, and a decline in the prepayment rate. Maturities and calls of investment securities totaled $1.10 billion during the nine-month period ended September 30, 2005, which included the $900.0 million of maturing agency discount notes purchased with a portion of the net offering proceeds, compared with maturities and calls of $1.16 billion during the corresponding period in 2004. The decrease in maturities and calls, when not including the maturing discount notes, reflected the relatively stable long-term interest rate environment during 2004 and the first nine months of 2005.
Total deposits decreased $95.9 million during the nine-month period ended September 30, 2005 compared with an increase of $741.9 million during the nine-month period ended September 30, 2004. Deposit flows, in general, are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. The decrease in deposits during the first nine months of 2005 was due primarily to the consolidation of the $145.8 million deposit of Hudson City, MHC, which was added to our capital, and the use of approximately $229.9 million of customer deposits to purchase stock during our second-step stock offering. Time deposit accounts scheduled to mature within one year were $4.17 billion at September 30, 2005. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis.
For the nine-month period ended September 30, 2005, we borrowed an additional $2.80 billion compared with new borrowings of $3.05 billion for the nine-month period ended September 30, 2004. We made $200.0 million in principal payments on borrowed funds during the first nine months of 2005 compared with $1.55 billion for the corresponding period in 2004. The funds borrowed during the first nine months of 2005 all have initial non-call periods ranging from three to five years and final maturities of ten years, and were primarily used to fund our asset growth. At September 30, 2005, there were no borrowed funds scheduled to mature within one year, however, $3.28 billion in borrowed funds, with a weighted-average rate of 3.72%, have the potential to be called within one year. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or paying-off the borrowed funds as they are called.

Hudson City Bancorp, Inc.
Form 10-Q
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. Of the $3.57 billion in net proceeds available for investment, approximately $1.50 billion was directly invested into government-sponsored agency discount notes yielding approximately 3.24%. Of the discount notes purchased, approximately $900.0 million matured during the third quarter of 2005 and were subsequently reinvested into callable government-sponsored agency securities with maturities not exceeding two years and, to a lesser extent, first mortgage loans. The remaining $600.0 million of discount notes, with a weighted-average rate of 3.39%, are scheduled to mature during the fourth quarter of 2005. We also directly invested approximately $900.0 million of the offering proceeds into callable government-sponsored agency securities with an average yield of 3.94% and approximately $400.0 million into government-sponsored agency step-up notes with an average yield of 4.00%. The remainder of the proceeds was primarily used to purchase adjustable-rate mortgage-backed securities and, to a lesser extent, purchase and originate first mortgage loans.
We originated total loans of $1.54 billion during the nine-month period ended September 30, 2005 compared with $1.18 billion during the nine-month period ended September 30, 2004. Of the loan originations during the first nine months of 2005, 55.0% were variable-rate loans. During the first nine months of 2005 we purchased total loans of $2.62 billion compared with $2.36 billion during the first nine months of 2004. Of the loan purchases during the first nine months of 2005, 35.4% were variable-rate loans. The continued larger volume of purchased mortgage loans in the first nine months of 2005, when compared to originated loans, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. The increase in loan purchases also reflected the asset growth strategies we have employed during recent periods, using borrowed funds as our primary funding source. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Purchases of mortgage-backed securities during the nine-month period ended September 30, 2005 were $2.68 billion compared with $1.59 billion during the nine-month period ended September 30, 2004. The increase in purchases of mortgage-backed securities reflected the shift of security purchases to variable-rate mortgage-backed securities to assist in our management of interest rate risk and the investment of part of the net proceeds from our second-step conversion. Of the mortgage-backed securities purchased during the first nine months of 2005, 92.1% were variable-rate securities. During the nine-month period ended September 30, 2005, we purchased $3.68 billion of investment securities, of which $2.80 billion was invested directly from the net offering proceeds, compared with purchases of $1.81 billion during the nine-month period ended September 30, 2004. This decrease in purchases of investment securities, outside the investment of the net offering proceeds, reflected the lower amount of cash flows available for investment in 2005 due to the lower amount of calls of investment securities and the shift of security purchases to variable-rate mortgage-backed securities.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first nine months of 2005, we increased our amount of FHLB common stock held by $35.0 million due to purchases of $51.3 million exceeding redemptions of $16.3 million, necessitated by increases in our amount of outstanding borrowings with the FHLB. During the first nine months of 2004, we redeemed $24.9 million of FHLB stock, decreasing our FHLB common stock held by that amount, due to our declining balance of borrowed funds at the FHLB. The net purchases made during 2005 brought our total investment in FHLB stock to $175.0 million, the amount we are currently required to hold. The FHLB of New York is implementing a new capital plan effective December 1, 2005. Based on our balance sheet information as

Hudson City Bancorp, Inc.
Form 10-Q
of September 30, 2005, we will be required to purchase an additional $14.5 million of FHLB stock upon the implementation of this new capital plan.
Cash dividends declared and paid during the first nine months of 2005 were $63.1 million compared with $29.8 million during the first nine months of 2004. In both 2004 and 2005, Hudson City, MHC applied for and was granted approval from the OTS to waive receipt of dividends declared by Hudson City Bancorp. These waivers of dividend payments were effective for the entirety of 2004 and the first six months of 2005. Beginning in the third quarter of 2005, due to the consolidation of Hudson City, MHC into Hudson City Bancorp as part of the second-step conversion, dividends are paid on all outstanding shares of Hudson City Bancorp common stock. The dividend pay-out ratio using amount per share information, which does not reflect the dividend waiver by Hudson City, MHC in periods prior to the third quarter of 2005, was 56.57% for the first nine months of 2005 compared with 51.29% for the first nine months of 2004. For the third quarter of 2005, the dividend pay-out ratio was 53.85% compared with 50.91% for the third quarter of 2004. On October 18, 2005, the Board of Directors declared a quarterly cash dividend of seven cents ($0.07) per common share. The dividend is payable on December 1, 2005 to stockholders of record at the close of business on November 4, 2005.
Effective July 1, 2005, Hudson City Bancorp entered into an agreement with the independent trustee of the Hudson City Savings Bank Employee Stock Ownership Plan (“ESOP”), which provided a commitment to lend funds to allow the trustee to purchase up to 15,719,223 shares of Hudson City Bancorp common stock. The independent trustee purchased these shares during the third quarter of 2005 at an aggregate cost of $189.3 million. The loan will be repaid and the shares purchased will be allocated to employees over a forty-year period. During the first nine months of 2005, the trustee of our recognition and retention plan purchased 115,846 shares of common stock for our recognition and retention plan at an aggregate cost of $1.3 million due to awards to employees made during the period.
Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. A sixth stock repurchase plan had been approved by the Board of Directors and the OTS to repurchase up to 29,880,000 shares, or approximately five percent of the outstanding common stock, commencing in the fourth quarter of 2005. The fifth stock repurchase program, which has been suspended due to our second-step conversion and stock offering, has been canceled due to the approval of this sixth plan. Accordingly, during the nine-month period ended September 30, 2005, we did not purchase any shares of our common stock under the terminated plan. We did purchase 256,749 shares of treasury stock at an aggregate cost of $2.7 million directly from vesting shares in our recognition and retention plan for payment of income taxes. During the first nine months of 2004, we purchased 14,636,031 shares at an aggregate cost of $160.7 million under our stock repurchase program.
At September 30, 2005, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 15.51%, 15.51% and 44.39%, respectively. These ratios reflect the $3.0 billion contribution of net proceeds from Hudson City Bancorp.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During the first nine months of 2005, Hudson City Bancorp received $181.9 million in dividend payments from Hudson City Savings, which amounted to approximately 92.2% of Hudson City Savings’ net income for that period. The primary use of these funds

Hudson City Bancorp, Inc.
Form 10-Q
is the payment of dividends to our shareholders, the repurchase of our common stock and the lending of funds to the independent trustee of our ESOP for the purchase of shares. Hudson City Bancorp’s ability to continue these activities is solely dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make.
Off-Balance Sheet Arrangements and Contractual Obligations
Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2005 and did not have any such hedging transactions in place at September 30, 2005.
The following table reports the amounts of contractual obligations for Hudson City as of September 30, 2005.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
			(In thousands)
First mortgage loan originations	$292,309	$292,309	$—	$—	$—
Mortgage loan purchases	588,643	588,643	—	—	—
Mortgage-backed security purchases	326,000	326,000	—	—	—
Operating leases	92,535	5,082	11,029	10,546	65,878

Total	$1,299,487	$1,212,034	$11,029	$10,546	$65,878

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity and overdraft lines of credit, which do not have fixed expiration dates, of approximately $81.3 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 and 60 days, respectively. All commitments to purchase loans and securities are expected to settle on a gross basis.
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

Hudson City Bancorp, Inc.
Form 10-Q
assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.
Allowance for Loan Losses. The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States of America, under which we are required to maintain an allowance for loan losses based on probable and estimable losses at September 30, 2005. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at September 30, 2005. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.
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
During the first and second quarters of 2005 we lowered the loss factors used in our worksheet on our first mortgage loans to reflect the seasoning of the purchased loan portfolio and the recent favorable charge-off experience. Notwithstanding such decrease, we recorded a minimal provision for loan losses during the

Hudson City Bancorp, Inc.
Form 10-Q
first nine months of 2005 to reflect probable and estimable losses resulting from the actual growth in our loan portfolio. At September 30, 2005, the allowance for loan losses as a percentage of total loans was 0.20%, which, given the primary emphasis of our lending practices and the current market conditions, we consider to be at a level to cover probable and estimable losses.
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
General.
As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During the first nine months of 2005, both short- and long-term interest rates generally increased, however short-term interest rates increased faster than long-term interest rates causing a further flattening of the market yield curve. This interest rate environment had an adverse impact on our net interest income and our net interest margin, as our interest-bearing liabilities

Hudson City Bancorp, Inc.
Form 10-Q
generally reflect movements in short-term interest rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in long-term interest rates.
Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, the majority of which is located in New Jersey, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2005 and did not have any such hedging transactions in place at September 30, 2005. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments, but have no current plans to do so.
During 2005, we began originating a larger percentage of variable-rate assets in order to better manage our interest rate risk. Included in variable-rate loans and securities are loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of three to ten years. While these hybrid instruments do not decrease our interest rate risk exposure as well as an annually adjustable instrument, they are more rate sensitive, given the potential interest rate adjustment, than the long-term fixed rate investments we currently hold in our portfolio. Variable-rate loans or securities constituted 55.0% of loan originations, 35.4% of loan purchases and 92.1% of mortgage-backed security purchases made during the first nine months of 2005. This strategy to originate and purchase a larger percentage of variable-rate assets has lowered our percentage of fixed-rate interest-earning assets to total interest-earning assets to 72.8% at September 30, 2005 from 85.2% at December 31, 2004. This percentage of fixed-rate interest-earning assets to total interest-earning assets at September 30, 2005 may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice, to current market interest rates as fast as the interest rates on our interest-bearing deposits and callable borrowed funds. The strategy to originate a higher percentage of variable-rate instruments may also have an adverse impact on our net interest income and net interest margin as variable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments. We intend to originate and purchase similar percentages of variable-rate mortgage-related assets during the remainder of 2005.
Interest Rate Risk Analysis. Hudson City Bancorp continues to monitor the impact of interest rate volatility upon the present value of equity in the same manner as at December 31, 2004. The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2005 assuming a simultaneous and parallel shift in the yield curve. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.
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

Hudson City Bancorp, Inc.
Form 10-Q
We have presented the 200 basis point decrease scenario, but currently do not feel the information is meaningful given that the intermediate- and long-term interest rates, particularly the ten-year treasury bond, have remained relatively stable during the past twelve months. Short-term rate interest rates, particularly the overnight lending rate, increased significantly during that same time period. The possibility of a 200 basis point decrease in the long-term rate is remote, and modeling of this type does not provide for adjustment of the portfolio mix in the different scenarios.

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
Change in	Dollar	Dollar	Percent	Present	Percent
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)	(Dollars in thousands)
200	$5,127,519	$(1,116,709)	(17.88)%	20.89%	(11.11)%
100	5,718,450	(525,778)	(8.42)	22.36	(4.85)
50	6,013,063	(231,165)	(3.70)	23.04	(1.96)
0	6,244,228	—	—	23.50	—
(50)	6,216,585	(27,643)	(0.44)	23.17	(1.40)
(100)	5,942,232	(301,996)	(4.84)	22.10	(5.96)
(200)	5,075,063	(1,169,165)	(18.72)	18.87	(19.70)
The percent change in the present value of equity in the 200 basis point increase scenario was negative 17.88% at September 30, 2005 compared with negative 30.87% at December 31, 2004. The decrease in the negative percent change in the present value of equity was primarily due to the increase in the present value of equity from the additional capital received from the second-step conversion and stock offering. The present value of equity decreased $1.12 billion in the 200 basis point increase analysis at September 30, 2005 compared with a decrease of $782.5 million at December 31, 2004. The decreases in the present value of equity and the negative percent change in the present value of equity in the increasing rate scenarios at September 30, 2005 were primarily due to the extent to which our interest-earning assets at September 30, 2005 were comprised of fixed-rate investment securities, mortgage-backed securities and mortgage loans, notwithstanding the overall decrease in the percentage of fixed-rate investments in our interest-earning asset portfolio from December 31, 2004.
The percent change in the present value of equity in the 100 basis point decrease scenario was negative 4.84% at September 30, 2005 compared with negative 10.41% at December 31, 2004. The present value of equity decreased $302.0 million in the 100 basis point decrease analysis at September 30, 2005 compared with a decrease of $264.0 million at December 31, 2004. The decreases in the present value of equity and the negative percent change in the present value of equity in the decreasing rate scenarios at September 30, 2005 were primarily due to the larger percent of variable-rate investment and mortgage-backed securities in our interest-earning assets at September 30, 2005 when compared to December 31, 2004, and the larger percent of borrowed funds with initial reset dates of at least three years in our interest-bearing liabilities.

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

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(6.84)%
100	(2.70)
50	(1.08)
0	—
(50)	(1.87)
(100)	(6.18)
(200)	(16.31)
At December 31, 2004, the percent change in net interest income was negative 6.80% in the 200 basis point increase scenario and negative 5.81% in the 100 basis point decrease scenario.
GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005, which we anticipate to reprice or mature in each of the future time periods shown. The decay rate for our High Value Checking account was changed as follows: 5.0% in less than six months, 5.0% in six months to one year, 10.0% in one year to two years, 10.0% in two years to three years, 20.0% in three years to five years, and 50.0% in over five years. The change in the decay rate reflects the decrease in the aggregate balance of our High Value Checking accounts, primarily due to transfers to time deposit accounts. All decay rates applied to our other non-maturity deposits are the same as those reported in our Annual Report on Form 10-K for the year ended December 31, 2004. The prepayment rate applied to our mortgage loans and mortgage-backed securities for the September 30, 2005 analysis was 15% and 20%, respectively, the same percentages used for the December 31, 2004 analysis. At September 30, 2005, we have reported no callable bonds at their call date, but have reported $2.23 billion of callable borrowings at their call date based on the interest rate and option characteristics of the borrowed funds that could be called within the next twelve-month period. The government-sponsored agency securities with step-up features are reported at their next interest rate adjustment. We have excluded non-accrual mortgage loans of $3,567,000 and non-accrual other loans of $18,000 from the table.
The cumulative one-year gap as a percent of total assets was negative 1.80% at September 30, 2005 compared with negative 5.27% at December 31, 2004. This change in the cumulative one-year gap primarily reflected the investment of $3.57 billion offering proceeds raised from the second-step conversion and stock offering primarily into securities with maturity or initial reset dates of less than two years.

Hudson City Bancorp, Inc.
Form 10-Q

	At September 30, 2005
				More than	More than
		More than	More than one year	two years	three years
	Six months	six months	to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
				(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,058,311	$1,062,416	$1,733,856	$1,540,042	$2,471,834	$5,741,740	$13,608,199
Consumer and other loans	29,583	287	1,383	4,822	15,935	152,558	204,568
Federal funds sold	15,400	—	—	—	—	—	15,400
Mortgage-backed securities	1,160,908	1,425,894	826,781	1,078,077	1,032,495	1,194,955	6,719,110
FHLB stock	175,000	—	—	—	—	—	175,000
Investment securities	597,658	848,525	1,042,692	22	1,488,459	1,505,861	5,483,217

Total interest-earning assets	3,036,860	3,337,122	3,604,712	2,622,963	5,008,723	8,595,114	26,205,494

Interest-bearing liabilities:
Savings accounts	26,105	21,358	41,841	41,841	83,682	627,611	842,438
Interest-bearing demand accounts	197,356	197,356	399,461	399,461	798,922	2,002,054	3,994,610
Money market accounts	9,340	9,340	37,360	37,360	74,719	205,478	373,597
Time deposits	2,522,602	1,643,882	928,354	294,268	315,921	—	5,705,027
Borrowed funds	875,000	1,350,000	—	—	150,000	7,375,000	9,750,000

Total interest-bearing liabilities	3,630,403	3,221,936	1,407,016	772,930	1,423,244	10,210,143	20,665,672

Interest rate sensitivity gap	$(593,543)	$115,186	$2,197,696	$1,850,033	$3,585,479	$(1,615,029)	$5,539,822

Cumulative interest rate sensitivity gap	$(593,543)	$(478,357)	$1,719,339	$3,569,372	$7,154,851	$5,539,822

Cumulative interest rate sensitivity gap as a percent of total assets	(2.24)%	(1.80)%	6.48%	13.44%	26.95%	20.86%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	83.65%	93.02%	120.82%	139.52%	168.43%	126.81%

Hudson City Bancorp, Inc.
Form 10-Q
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. — Defaults Upon Senior Securities
Not applicable.

Hudson City Bancorp, Inc.
Form 10-Q
Item 4. — Submission of Matters to a Vote of Security Holders
No matter was submitted during the quarter ended September 30, 2005 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.
Item 5. — Other Information
Not applicable.
Item 6. — Exhibits

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
Hudson City Bancorp, Inc.

Date: November 7, 2005	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 7, 2005	By:	/s/ Denis J. Salamone
Denis J. Salamone
Senior Executive Vice President and Chief Operating Officer (principal financial and accounting officer)