Form 10-K
period 2005-12-31
HUDSON CITY BANCORP INC
filed 2006-03-16
CIK 921847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2005

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
Common Stock, $0.01 par value

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.

Yes ☐	No ☑
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

☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☑
     As of February 28, 2006, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 585,051,228 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005 was $6,365,334,000. This figure was based on the closing price by the NASDAQ National Market for a share of the registrant’s common stock, which was $11.41 as reported in the Wall Street Journal on July 1, 2005.
     Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 30, 2006 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission no later than April 30, 2006, are incorporated by reference into Part III.

Hudson City Bancorp, Inc.
2005 Annual Report on Form 10-K

		Page
PART I
Item 1	Business	5
Item 1A	Risk Factors	49
Item 1B	Unresolved Staff Comments	52
Item 2	Properties	53
Item 3	Legal Proceedings	53
Item 4	Submission of Matters to a Vote of Security Holders	53

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	54
Item 6	Selected Financial Data	56
Item 7	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	58
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	91
Item 8	Financial Statements and Supplementary Data	92
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	133
Item 9A	Controls and Procedures	133
Item 9B	Other Information	134

PART III
Item 10	Directors and Executive Officers of the Registrant	135
Item 11	Executive Compensation	135
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	135
Item 13	Certain Relationships and Related Transactions	135
Item 14	Principal Accounting Fees and Services	136

PART IV
Item 15	Exhibits, Financial Statement Schedules	137

SIGNATURES		140
EX-10.21: AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.22: AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.23: AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.24: AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.25: AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.26: AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.27: EXECUTIVE OFFICER ANNUAL INCENTIVE PLAN
EX-10.28: AMENDED AND RESTATED LOAN AGREEMENT
EX-10.29: AMENDED AND RESTATED PROMISSORY NOTE
EX-10.30: AMENDED AND RESTATED PLEDGE AGREEMENT
EX-10.31: FORM OF AMENDED AND RESTATED ASSIGNMENT
EX-10.32: LOAN AGREEMENT
EX-10.33: PROMISSORY NOTE
EX-10.34: PLEDGE AGREEMENT
EX-10.35: FORM OF ASSIGNMENT
EX-11.1: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
EX-21.1: SUBSIDIARIES
EX-23.1: CONSENT OF KPMG LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to: (i) estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates, (ii) statements about the benefits of the merger between us and Sound Federal Bancorp, including future financial and operating results, cost savings and accretion to reported earnings that may be realized from the merger, (iii) statements about our and Sound Federal’s plans, objectives, expectations and intentions, and (iv) other statements in this Form 10-K that are not historical facts. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among the financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with continued diversification of assets and adverse changes to credit quality;

•	difficulties associated with achieving expected future financial results;

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations;

•	our business and Sound Federal’s business may not be combined successfully, or such combination may take longer to accomplish than expected;

•	the cost savings from the merger may not be full realized or may take longer to realize than expected;

•	operating costs, customer loss and business disruption following the merger, including adverse effects on relationships with employees, may be greater than expected;

•	governmental approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; or

•	the stockholders of Sound Federal may fail to approve the merger.
Any or all of our forward-looking statements in this Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. We do not intend to update any of the forward-looking statements after the date of this Form 10-K or to conform these statements to actual events.
As used in this Form 10-K, unless we specify otherwise, “Hudson City Bancorp,” “our company,” “we,” “us,” and “our” refer to Hudson City Bancorp, Inc., a Delaware corporation. “Hudson City Savings” refers to Hudson City Savings Bank, a federal stock savings bank and the wholly-owned subsidiary of Hudson City Bancorp. “Hudson City, MHC” refers to Hudson City, MHC, a New Jersey mutual holding company and former majority-owner of Hudson City Bancorp.

PART I
Item 1. Business.
Hudson City Bancorp is a Delaware corporation organized in 1999 and serves as the holding company of its only subsidiary, Hudson City Savings Bank. Hudson City Bancorp’s executive offices are located at West 80 Century Road, Paramus, New Jersey 07652 and our telephone number is (201) 967-1900.
On June 7, 2005, Hudson City Bancorp reorganized from a two-tier mutual holding company structure to a stock holding company structure and completed a stock offering in accordance with a Plan of Conversion and Reorganization (the “Plan”). Under the terms of the Plan, Hudson City, MHC, which owned 65.77% of the outstanding common stock of Hudson City Bancorp immediately prior to the conversion, merged into Hudson City Bancorp and the shares of Hudson City Bancorp common stock owned by Hudson City, MHC were cancelled. Hudson City Bancorp sold 392,980,580 shares of common stock at a price of $10.00 per share raising approximately $3.93 billion. After related expenses of $125.0 million, net proceeds from the stock offering amounted to $3.80 billion. In accordance with the Plan, we also affected a stock split pursuant to which each share of common stock outstanding or held as treasury stock before completion of the offering was split into 3.206 shares. Hudson City Bancorp contributed $3.00 billion of the net proceeds from the offering to Hudson City Savings Bank. These transactions are referred to collectively as the second-step conversion.
Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the Office of Thrift Supervision (“OTS”). Hudson City Bancorp, as a savings and loan holding company, is also subject to supervision and examination by the OTS. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Hudson City Savings Bank has served the customers of New Jersey since 1868 and now, through de novo branching, serves the customers of Suffolk County and Richmond County (Staten Island), New York.
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
Our revenues are derived principally from interest on our mortgage loans and mortgage-backed securities and interest and dividends on our investment securities. Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. We are the largest savings bank by asset size headquartered in New Jersey.

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
Proposed Acquisition of Sound Federal Bancorp, Inc.
In February 2006, we signed a definitive agreement to acquire Sound Federal Bancorp Inc. (“Sound Federal”), for $265.0 million in cash. Sound Federal has approximately $1.15 billion in assets and $969.6 million in deposits as of December 31, 2005. Sound Federal operates 14 branches in Westchester, Putnam and Rockland Counties, New York and Fairfield County, Connecticut. The addition of these branch offices will complement our organic branch expansion strategy and will give the combined institution operations in seven of the top 50 counties in the United States ranked by median household income. The transaction is subject to approval by shareholders of Sound Federal as well as customary regulatory approvals and is expected to close in the early summer of 2006.
Market Area
We conduct our operations out of our corporate offices in Paramus, Bergen County, New Jersey, 84 branches located in 15 counties throughout the State of New Jersey, four branch offices located in Suffolk County, New York and two branch offices in Richmond County (Staten Island), New York. We operate in four primary markets: northern New Jersey (Bergen, Essex, Hudson, Mercer, Middlesex, Morris, Passaic, Union and Warren Counties, and Richmond County, New York), the New Jersey shore (Atlantic, Monmouth and Ocean Counties), southwestern New Jersey (Burlington, Camden and Gloucester Counties) in the suburbs of Philadelphia and Suffolk County, New York. Branch offices in these areas give us operations in three of the top 50 counties in the United States ranked by median household income. Operating in high median household income counties fits well with our jumbo mortgage loan and time deposit business model. We plan to open approximately 10 offices in 2006 in these market areas, while continually evaluating new locations in areas that present the greatest opportunity to promote our deposit and mortgage products.
Our current market areas provide distinct differences in demographics and economic characteristics. The northern New Jersey market represents the greatest concentration of population, deposits and income in New Jersey. The combination of these counties represents more than half of the entire New Jersey population and more than half of New Jersey households. The northern New Jersey market also represents the greatest concentration of Hudson City Savings retail operations – both lending and deposit gathering – and based on its high level of economic activity, we believe that the northern New Jersey market provides significant opportunities for future growth.
The New Jersey shore market represents a strong concentration of population and income, and is an increasingly popular resort and retirement economy – providing healthy opportunities for deposit growth and residential lending. The southwestern New Jersey market consists of communities adjacent to the Philadelphia metropolitan area and represents the smallest concentration of deposits for Hudson City Savings. The Suffolk County market area has similar demographic and economic characteristics to the northern New Jersey market area. We believe the market area currently served by Sound Federal is an extension of our Northern New Jersey market area, reflecting similar demographic and economic characteristics.

In 2005, we opened two of several planned branch locations in Richmond County (Staten Island), New York and continued our expansion efforts in Suffolk County, New York by opening three branch offices. This expansion has provided us with further resources for our retail operations and allowed for additional geographic diversification. Areas being considered for further expansion have similar demographic and economic characteristics as those in which we already have proven our ability to garner significant market share.
Our future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment within and around the State of New Jersey and the New York metropolitan area. We expect to continue to grow through internal expansion primarily through the origination and purchase of mortgage loans, while purchasing mortgage-backed securities and investment securities as a supplement to our mortgage loans. We believe that we have developed lending products and marketing strategies to address the diverse credit-related needs of the residents in our market areas. We intend the primary funding for our growth to be customer deposits, using borrowed funds to complement our deposit initiatives given the market rate environment existing during the year. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices.
Competition
We face intense competition both in making loans and attracting deposits in the market areas we serve. New Jersey and the New York metropolitan area have a high concentration of financial institutions, many of which are branches of large money center and regional banks. Some of these competitors have greater resources than we do and may offer services that we do not provide such as trust services or investment services. Customers who seek “one stop shopping” may be drawn to these institutions.
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
Lending Activities
Loan Portfolio Composition. Our loan portfolio primarily consists of one- to four-family residential first mortgage loans. To a lesser degree, the loan portfolio includes consumer and other loans, which primarily consist of fixed-rate second mortgage loans and home equity credit lines. We do not originate commercial real estate loans, loans secured by multi-family residences, construction loans or commercial/industrial business loans although we have the legal authority to make such loans. From time to time we purchase participation interests in multi-family and commercial first mortgage loans and commercial loans through community-based organizations. These loans amounted to $2.3 million at December 31, 2005.
At December 31, 2005, we had total loans of $15.06 billion, of which $14.83 billion, or 98.4%, were first mortgage loans. Of the first mortgage loans outstanding at that date, 82.7% were fixed-rate mortgage loans and 17.3% were adjustable-rate, or ARM loans. At December 31, 2005, consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $235.6 million, or 1.6%, of total loans. We also offer guaranteed student loans through the Student Loan Marketing Association, commonly known as SallieMae, “Loan Referral Program.”

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$14,780,819	98.13%	$11,120,874	97.87%	$8,567,442	97.32%	$6,708,806	96.25%	$5,664,973	94.93%
FHA/VA	43,672	0.29	81,915	0.72	98,502	1.12	131,209	1.88	151,203	2.53
Multi-family and commercial	2,320	0.02	3,000	0.03	2,843	0.03	2,668	0.04	2,548	0.04

Total first mortgage loans	14,826,811	98.44	11,205,789	98.62	8,668,787	98.47	6,842,683	98.17	5,818,724	97.50

Consumer and other loans:
Fixed-rate second mortgages	205,826	1.37	127,737	1.12	105,361	1.20	93,691	1.34	115,244	1.93
Home equity credit lines	29,150	0.19	28,929	0.25	28,217	0.32	33,543	0.48	32,715	0.55
Other	662	—	584	0.01	701	0.01	983	0.01	1,488	0.02

Total consumer and other loans	235,638	1.56	157,250	1.38	134,279	1.53	128,217	1.83	149,447	2.50

Total loans	15,062,449	100.00%	11,363,039	100.00%	8,803,066	100.00%	6,970,900	100.00%	5,968,171	100.00%

Deferred loan costs (fees)	1,653		(8,073)		(10,255)		(13,508)		(12,060)
Allowance for loan losses	(27,393)		(27,319)		(26,547)		(25,501)		(24,010)

Net loans	$15,036,709		$11,327,647		$8,766,264		$6,931,891		$5,932,101

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2005. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $2.10 billion for 2005, $1.96 billion for 2004 and $3.53 billion for 2003.

	At December 31, 2005
	First	Consumer
	Mortgage	and
	Loans	Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$504	$358	$862

After one year:
One to three years	23,370	5,906	29,276
Three to five years	20,844	18,823	39,667
Five to ten years	209,202	52,123	261,325
Ten to twenty years	2,054,238	158,428	2,212,666
Over twenty years	12,518,653	—	12,518,653

Total due after one year	14,826,307	235,280	15,061,587

Total loans	$14,826,811	$235,638	15,062,449

Deferred loan costs			1,653
Allowance for loan losses			(27,393)

Net loans			$15,036,709

The following table presents, as of December 31, 2005, the dollar amount of all loans due after December 31, 2006, and whether these loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2006
	Fixed	Adjustable	Total
	(In thousands)
First mortgage loans	$12,257,673	$2,568,634	$14,826,307
Consumer and other loans	205,809	29,471	235,280

Total loans due after one year	$12,463,482	$2,598,105	$15,061,587

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Total loans:
Balance outstanding at beginning of period	$11,363,039	$8,803,066	$6,970,900

Originations:
First mortgage loans	2,068,183	1,378,709	2,168,148
Consumer and other loans	126,591	85,932	103,000

Total originations	2,194,774	1,464,641	2,271,148

Purchases:
One- to four-family first mortgage loans	3,676,260	3,099,759	3,168,892
FHA/VA first mortgage loans	—	22,334	36,064
Other first mortgage loans	—	316	293

Total purchases	3,676,260	3,122,409	3,205,249

Less:
Principal payments:
First mortgage loans	2,103,100	1,956,395	3,530,205
Consumer and other loans	48,203	62,960	96,938

Total principal payments	2,151,303	2,019,355	3,627,143

Premium amortization and discount accretion, net	8,247	5,374	14,094
Transfers to foreclosed real estate	1,750	2,348	2,994
Loan sales	10,324	—	—

Balance outstanding at end of period	$15,062,449	$11,363,039	$8,803,066

Residential Mortgage Lending. Our primary lending emphasis is the origination and purchase of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not offer loans secured by cooperative apartment units or interests therein. Since the early 1980’s, we have originated and purchased substantially all of our one- to four-family first mortgage loans for retention in our portfolio. We have developed a core competency in residential mortgage loans with principal balances in excess of the Fannie Mae single-family limit of $417,000 (“non-conforming” or “jumbo” loans). We are one of the largest jumbo residential mortgage lenders in New Jersey and one of the largest buyers of jumbo mortgages nationally. We believe that our retention and servicing of the residential mortgage loans that we originate allows us to maintain higher levels of customer service and satisfaction than originators who sell loans to third parties.
Our wholesale loan purchase program is an important component of our strategy to grow our residential loan portfolio, and complements our retail loan origination production by enabling us to diversify assets outside our local market area, thus providing a safeguard against economic trends that might affect one particular area of the nation. Through this program, we have obtained assets with a relatively low overhead cost and minimized related servicing costs. At December 31, 2005, $8.05 billion, or 54.3%, of our first mortgage loans were purchased loans. At December 31, 2005, approximately 63% of the mortgage loan portfolio was secured by real estate located in the states of New Jersey, New York and Connecticut. Additionally, the states of Virginia, Illinois, Massachusetts and Maryland each accounted for approximately 4% to 7% of our total mortgage loan portfolio. The remainder of the loan portfolio is secured by real estate in 31 other states.
We have developed written standard operating guidelines relating to the purchase of these assets. These guidelines include the evaluation and approval process of the various sellers from whom we choose to buy whole loans, which are primarily large national mortgage loan seller/servicers, and the types of whole loans, acceptable property locations and maximum interest rate variances. The purchase agreements, as established with each seller/servicer, contain parameters of the loan characteristics that can be included in each package. These parameters, such as maximum loan size and maximum loan-to-value ratio, generally conform to parameters utilized by us to originate mortgage loans. All loans are reviewed for compliance with the agreed upon parameters. All purchased loan packages are subject to internal due diligence procedures including review of a sampling of individual loan files. It is our policy to perform full credit reviews of between 10% to 50% of all loans purchased. Our loan review includes review of the legal documents, including the note, the mortgage and the title policy, review of the credit file, evaluating debt service ratios, review of the appraisal and verifying loan-to-value ratios and evaluating the completeness of the loan package. This review subjects the loan file to substantially the same underwriting standards used in our own loan origination process.
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
In general, the seller of a purchased loan continues to service the loan following our purchase of it. The servicing of purchased loans is governed by the servicing agreement entered into with each servicer. Oversight of the servicer is maintained by us through review of all reports, remittances and non-performing loan ratios with appropriate further action, such as contacting the servicers by phone or in writing to clarify or correct our concerns, taken as required. We also require that all servicers provide end-of-year financial statements to confirm company soundness. These servicers must also deliver industry certifications substantiating that they have in place all appropriate controls to ensure their mode of administration is in accordance with standards set by the Mortgage Bankers Association of America. These operating guidelines provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. We typically purchase loans from eight to ten of the largest nationwide mortgage producers. We purchased first mortgage loans of $3.68 billion in 2005, $3.12 billion in 2004 and $3.21 billion in 2003. The average size of our one-to-four family mortgage loans purchased during 2005 was approximately $463,000.
Most of our retail loan originations are from existing or past customers, members of our local communities or referrals from local real estate agents, licensed mortgage bankers and brokers, attorneys and builders. We believe that our extensive branch network is a significant source of new loan generation. We also employ a staff of representatives who call on real estate professionals to disseminate information regarding our loan programs and take applications directly from their clients. These representatives are paid for each origination.

We currently offer loans that conform to underwriting standards that are based on standards specified by FannieMae (“conforming loans”), non-conforming loans, loans processed as limited documentation loans and, to a limited extent, no income or asset verification loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of up to 40 years. The non-conforming loans generally follow FannieMae guidelines, except for the loan amount. FannieMae guidelines limit the principal amount of single-family loans to $417,000; our non-conforming loans generally exceed such limits. The average size of our one- to four-family mortgage loans originated in 2005 was approximately $367,000. The overall average size of our one- to four-family first mortgage loans was approximately $326,000 at December 31, 2005. We are an approved seller/servicer for FannieMae and an approved servicer for FreddieMac. We generally hold loans for our portfolio but have, from time to time, sold loans in the secondary market. During 2005, we sold approximately $10.3 million of first mortgage loans to other financial institutions.
Our originations of first mortgage loans amounted to $2.07 billion in 2005, $1.38 billion in 2004 and $2.17 billion in 2003. During 2003, a significant number of our first mortgage loan originations were the result of refinancing of existing loans due to declining interest rates. Total refinancing of our existing first mortgage loans were as follows:

		Percent of
		First Mortgage
	Amount	Loan Originations
	(In thousands)
2005	$156,492	7.6%
2004	143,959	10.4
2003	530,408	24.5
We allow existing customers to modify their mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to a low interest rate environment. The modification allows adjustment of the existing interest rate to the currently offered fixed interest rate product with a similar or reduced term, for a fee, after past payment performance is reviewed. In general, all other terms and conditions of the existing mortgage remain the same. Modifications of existing mortgage loans were as follows:

Mortgage Loans
Modified
(In thousands)
2005	$39,254
2004	220,059
2003	1,458,836

We offer a variety of adjustable-rate and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. Except for loans to low- and moderate-income home mortgage applicants, described below, loans on owner-occupied one- to four-family homes of up to $750,000 are generally subject to a maximum loan-to-value ratio of 80%. However, we make loans in amounts up to $400,000 with a 95% loan-to-value ratio and loans in excess of $400,000 and less than $500,000 with a 90% loan-to-value ratio if the borrower obtains private mortgage insurance. Under certain circumstances, where we deem appropriate, we will originate a first and second mortgage, up to a combined loan amount of $500,000, where the combined loan-to-value ratio is 90%. Under these circumstances, we will waive the private mortgage insurance requirements and receive a higher interest rate on the second mortgage loan than we would receive on a regular second mortgage loan. Loans in excess of $750,000 and up to $1.0 million are generally subject to a maximum 70% loan-to-value ratio. Loan-to-value ratios of 65% or less are generally required for one- to four-family loans in excess of $1.0 million and less than $1.5 million. Loans in excess of $1.5 million and less than $2.0 million are generally subject to a maximum loan-to-value ratio of 60%. Loans in excess of $2.0 million and up to $2.5 million are generally subject to a maximum loan-to-value ratio of 55%. Loans in excess of $2.5 million and up to $3.0 million are generally subject to a maximum loan-to-value ratio of 50%. At December 31, 2005, we had outstanding 433 originated mortgage loans with principal balances in excess of $750,000 with an aggregate balance of $408.5 million.
We currently offer fixed-rate mortgage loans in amounts generally up to $3.0 million with a maximum term of 40 years secured by one- to four-family residences. We price our interest rates on fixed-rate loans to be competitive in light of market conditions.
We also offer a variety of ARM loans secured by one- to four-family residential properties that initially adjust after three years, five years or ten years, in amounts generally up to $3.0 million. After the initial adjustment period, ARM loans adjust on an annual basis. The ARM loans that we currently originate have a maximum 40-year amortization period and are generally subject to the loan-to-value ratios described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. In the current rate environment, where the yield curve is relatively flat, the ARM loans we offer have initial interest rates below the fully indexed rate. As of December 31, 2005, the initial offered rate on these loans was 137.5 to 187.5 basis points below the current fully indexed rate. We originated $1.04 billion of one- to four-family ARM loans in 2005. At December 31, 2005, 17.3% of our one- to four-family mortgage loans consisted of ARM loans.
The origination and retention of ARM loans helps reduce exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise, which increases the potential for default. The marketability of the underlying property also may be adversely affected. In order to minimize risks, we evaluate borrowers of ARM loans based on their ability to repay the loans at the higher of the initial interest rate or the fully indexed rate. In an effort to further reduce interest rate risk, we have not in the past, nor do we currently, originate ARM loans that provide for negative amortization of principal. Currently, we do not offer option ARM loans, where the borrower is given various payment options that could change payment flows to the Bank.
Early in 2005,we began to offer a limited menu of “interest-only” products. These loans are designed to appeal to our mortgage clients who wish to use their mortgage for tax deductibility purposes as well as a financial leveraging tool. These loans are originated as 5/1 or 10/1 ARM loans, with the interest only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5- or 10-year interest-only period of these loans, the payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using more restrictive standards and generally are made with lower loan to value limitations imposed to help minimize any potential credit risk. These loans may involve higher risks compared to standard loan products since there is the potential for higher payments once the interest rate resets and the principle begins to amortize and they rely on a stable or rising housing market to maintain an acceptable loan-to-value ratio. However, we do not believe these programs will have a material adverse impact on our asset quality. As of December 31, 2005, we had $236.2 million of interest-only loans outstanding.
In addition to our full documentation loan program, we process some loans as limited documentation loans. We have originated these types of loans for over 15 years. Loans eligible for limited documentation processing are ARM loans and 10-, 15-, 20-, 30- and 40-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 75% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for limited documentation loans is $600,000. We do not charge borrowers additional fees for limited documentation loans. We require applicants for limited documentation loans to complete a FreddieMac/FannieMae loan application and request income, assets and credit history information from the borrower. Additionally, we obtain credit reports from outside vendors on all borrowers. We also look at other information to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although relatively minor delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income, asset information and other information where we believe circumstances warrant. We also allow certain borrowers to obtain mortgage loans without verification of income or assets. These loans are subject to somewhat higher interest rates than our regular products, and are limited to a maximum loan-to-value ratio of 65% on purchases and 60% on refinancing transactions.
Limited documentation and no verification loans may involve higher risks compared to loans with full documentation, as there is a greater opportunity for borrowers to falsify their income and ability to service their debt. We believe these programs have not had a material adverse effect on our asset quality. Unseasoned limited documentation and no verification loans are not as readily salable in the secondary market as are conforming whole loans. We do not believe that an inability to sell such loans will have a material adverse impact on our liquidity needs, because internally generated sources of liquidity are expected to be sufficient to meet our liquidity needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “— Sources of Funds.”
Since 1992, we have offered mortgage programs designed to address the credit needs of low- and moderate-income home mortgage applicants, first-time home buyers and low- and moderate-income home improvement loan applicants. We define low- and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income of the Metropolitan Statistical Area in the county where the subject property is located. Our low- and moderate-income home improvement loans are discussed under “— Consumer Loans.” Among the features of the low- and moderate-income home mortgage and first-time home buyer’s programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For instance, certain of these programs currently provide for loans with up to 95% loan-to-value ratios and rates which are 25 to 50 basis points lower than our traditional mortgage loans. In 2005, we originated $24.4 million in mortgage loans to home buyers under these programs.
Consumer Loans. At December 31, 2005, $235.6 million, or 1.6%, of our total loans consisted of consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. Consumer loans generally carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
We offer fixed-rate second mortgage loans in amounts up to $200,000 secured by owner-occupied one- to four-family residences located in the State of New Jersey, and the portions of New York State served by our first mortgage loan products, for terms of up to 20 years. At December 31, 2005 these loans totaled $205.8 million, or 1.4% of total loans. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised value of the property.
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
Our home equity credit line loans, which totaled $29.2 million, or 0.2% of total loans at December 31, 2005, are adjustable-rate loans secured by a second mortgage on owner-occupied one- to four-family residences located in the State of New Jersey and the portions of New York State served by our first mortgage loan products. Current interest rates on home equity credit lines are based on the “prime rate” as published in the “Money Rates” section of The Wall Street Journal (the “Index”) subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100 whichever is greater. The maximum credit line available is $200,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.
Other loans totaled $662,000 at December 31, 2005 and consisted of collateralized passbook loans, overdraft protection loans, automobile loans, and unsecured personal loans. We no longer originate student loans, but offer guaranteed student loans through the SallieMae “Loan Referral Program.” As of December 31, 2005, we have suspended origination of unsecured personal loans and automobile loans.
Loan Approval Procedures and Authority. All first mortgage loans up to $600,000 must be approved by two officers in the Mortgage Origination Department. Loans in excess of $600,000 require one of the two officers approving the loan bear the title of either First Vice President-Mortgage Officer, Senior Vice President-Lending, Chief Operating Officer or Chief Executive Officer prior to the issuance of a commitment letter. The aggregate of all loans existing and/or committed by any one borrower shall not exceed $3,000,000 without the prior approval of the Board of Directors. Home equity credit lines and fixed-rate second mortgage loans in principal amounts of $25,000 or less are approved by one of our designated loan underwriters. Home equity loans in excess of $25,000, up to the $200,000 maximum, are approved by an underwriter and either our Consumer Loan Officer, Senior Vice President-Lending, Chief Executive Officer or Chief Operating Officer.

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
We require title insurance on all mortgage loans, except for home equity credit lines and fixed-rate second mortgage loans. For these loans, we require a property search detailing the current chain of title. We require borrowers to obtain hazard insurance and we may require borrowers to obtain flood insurance prior to closing. We require most borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, flood insurance and private mortgage insurance premiums, if required. In a limited number of instances, at our discretion, we will waive the real estate tax escrow for the borrower, subject to an interest rate somewhat higher than our regular offered rate. Presently, we do not escrow for real estate taxes on properties located in the State of New York.
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
We send foreclosure notices when a loan is 90 days delinquent and we transfer the loan to the foreclosure/bankruptcy section for referral to legal counsel. The accrual of income on loans that do not carry private mortgage insurance or are not guaranteed by a federal agency is generally discontinued when interest or principal payments are 90 days in arrears. We commence foreclosure proceedings if the loan is not brought current between the 90th and 120th day of delinquency unless specific limited circumstances warrant an exception. The collection procedures for mortgage loans guaranteed by government agencies follow the collection guidelines outlined by those agencies.
We monitor delinquencies on our serviced loan portfolio, in aggregate, from reports sent to us by the servicers. Once all past due reports are received, we examine the delinquencies and contact appropriate servicer personnel to determine the collectability of the loans. We also use these reports to prepare our own monthly reports for management review. These summaries breakdown, by servicer, total principal and interest due, length of delinquency, as well as accounts in foreclosure and bankruptcy. We control, on a case-by-case basis, all accounts in foreclosure to confirm that the servicer has taken all proper steps to foreclose promptly if there is no other recourse. We also monitor whether mortgagors who filed bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.
The collection procedures for consumer and other loans include our sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel in our Consumer Loan department review the delinquent loans and collection efforts on a regular basis. If collection activity is unsuccessful after 90 days, we may refer the matter to our legal counsel for further collection effort or charge-off the loan. Loans we deem to be uncollectible are proposed for charge-off. Charge-offs of consumer loans require the approval of our Consumer Loan Officer and either the Senior Vice President-Lending, our Chief Executive Officer or Chief Operating Officer.
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

At December 31, 2005, 2004 and 2003, loans delinquent 60 days to 89 days and 90 days or more were as follows:

	2005				2004				2003
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
		Principal		Principal		Principal		Principal		Principal		Principal
	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
One- to four-family first mortgages	44	$10,113	67	$15,273	43	$9,819	64	$15,232	52	$8,974	58	$9,690
FHA/VA first mortgages	10	1,755	24	4,037	8	773	53	6,375	15	1,493	85	10,459
Multi-family and Commercial mortgages	—	—	—	—	1	76	—	—	—	—	—	—
Consumer and other loans	2	2	2	2	—	—	—	—	1	4	3	102

Total delinquent loans (60 days and over)	56	$11,870	93	$19,312	52	$10,668	117	$21,607	68	$10,471	146	$20,251

Delinquent loans (60 days and over) to total loans		0.08%		0.13%		0.09%		0.19%		0.12%		0.23%

Non-performing assets, which include foreclosed real estate, net, non-accrual loans and accruing loans delinquent 90 days or more, were $20.4 million at December 31, 2005 compared with $22.5 million at December 31, 2004. Our $19.3 million in loans delinquent 90 days or more at December 31, 2005 were comprised primarily of 91 one- to four-family first mortgage loans (including VA first mortgage loans). At December 31, 2005, our largest loan delinquent 90 days or more had a balance of $658,000.
With the exception of first mortgage loans guaranteed by a federal agency or for which the borrower has obtained private mortgage insurance, we stop accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We designate loans on which we stop accruing income as non-accrual loans and we reverse outstanding interest that we previously credited to income. We recognize income in the period that we collect it or when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. The accrual of income on VA loans is generally not discontinued as they are guaranteed by a federal agency.
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

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accrual first mortgage loans	$9,649	$6,057	$4,401	$6,053	$8,177
Non-accrual consumer and other loans	2	—	102	19	85
Accruing loans delinquent 90 days or more	9,661	15,550	15,748	14,123	7,386

Total non-performing loans	19,312	21,607	20,251	20,195	15,648

Foreclosed real estate, net	1,040	878	1,002	1,276	250

Total non-performing assets	$20,352	$22,485	$21,253	$21,471	$15,898

Non-performing loans to total loans	0.13%	0.19%	0.23%	0.29%	0.26%
Non-performing assets to total assets	0.07	0.11	0.12	0.15	0.14
The total amount of interest income received during the year on non-accrual loans outstanding and additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms is immaterial. We are not committed to lend additional funds to borrowers on non-accrual status.
We define the population of impaired loans to be all non-accrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. We had no loans classified as impaired at December 31, 2005 and 2004. In addition, at December 31, 2005 and 2004, we had no loans classified as troubled debt restructurings, as defined in SFAS No. 15.
Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$27,319	$26,547	$25,501	$24,010	$22,144

Provision for loan losses	65	790	900	1,500	1,875

Charge-offs:
First mortgage loans	(2)	(11)	(92)	(3)	(6)
Consumer and other loans	(8)	(9)	(4)	(10)	(14)

Total charge-offs	(10)	(20)	(96)	(13)	(20)

Recoveries	19	2	242	4	11

Net recoveries (charge-offs)	9	(18)	146	(9)	(9)

Balance at end of period	$27,393	$27,319	$26,547	$25,501	$24,010

Allowance for loan losses to total loans	0.18%	0.24%	0.30%	0.37%	0.40%
Allowance for loan losses to non-performing loans	141.84	126.44	131.09	126.27	153.44
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain adequate allowances for loan losses. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2005. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.

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
We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, U.S. generally accepted accounting principles and regulatory guidance. We have applied this process consistently and we have made minimal changes in the estimation methods and assumptions that we have used.
During 2005, we lowered the loss factors used in our worksheet on our first mortgage loans and our loan commitments to reflect the seasoning of the portfolio, and the charge-off and delinquency experience. We provided a minimal amount for loan losses during the first quarter of 2005, and did not provide for loan losses for the second through fourth quarter of 2005 reflecting recent low levels of charge-offs, the stability of the real estate market and the resulting stability of our overall loan quality. At December 31, 2005, the allowance for loan losses as a percentage of total loans was 0.18%, which, given the primary emphasis of our lending practices and the current market conditions, we consider to be at an acceptable level. The slight increase in the allowance for loan losses during 2005 was due to the minimal provision and a net recovery during 2005.
Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2005 and 2004— Provision for Loan Losses.”

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at December 31, 2005, 2004, 2003, 2002, and 2001.

	At December 31,
	2005		2004		2003		2002		2001
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family conventional	$25,474	98.13%	$25,524	97.87%	$24,690	97.32%	$23,040	96.25%	$18,114	94.93%
Other first mortgages	23	0.31	35	0.75	28	1.15	26	1.92	28	2.57

Total first mortgage loans	25,497	98.44	25,559	98.62	24,718	98.47	23,066	98.17	18,142	97.50

Consumer and other loans	1,774	1.56	1,305	1.38	1,152	1.53	1,097	1.83	1,247	2.50

Unallocated	122	—	455	—	677	—	1,338	—	4,621	—

Total allowance for loan losses	$27,393	100.00%	$27,319	100.00%	$26,547	100.00%	$25,501	100.00%	$24,010	100.00%

Investment Activities
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
Our investment policy currently does not authorize participation in hedging programs, options or futures transactions or interest rate swaps, and also prohibits the purchase of non-investment grade bonds. In the future we may amend our policy to allow us to engage in hedging transactions. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers being an unsuitable investment practice. In addition, the policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At December 31, 2005, our primary liquidity ratio was 38.0%. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-backed securities, see “— Carrying Values, Rates and Maturities.”
Investment Securities. We classify investment securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. We have both the ability and positive intent to hold these securities to maturity. Available for sale securities are reported at fair market value. We currently have no securities classified as trading.
During 2005, we purchased $4.31 billion of investment securities compared with $2.11 billion during 2004, reflecting the investment of a portion of the net proceeds from our second-step conversion. Of the agency securities held as of December 31, 2005, $1.72 billion have step-up features where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. The rate increases are at least one percent per adjustment and are fixed over the life of the security. Approximately $1.10 billion of these step-up notes will reset or mature within two years. Also included in investment securities as of December 31, 2005 were $1.42 billion of agency securities with initial periods to maturity of less than two years. The aggregate $2.52 billion of step-up notes and short-term securities maturing within two years assists in our management of interest rate risk.
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
At December 31, 2005, mortgage-backed securities classified as held to maturity totaled $4.39 billion, or 15.6% of total assets, while $2.52 billion, or 9.0% of total assets, were classified as available for sale. At December 31, 2005, the mortgage-backed securities portfolio had a weighted-average rate of 4.57% and a market value of approximately $6.81 billion. Of the mortgage-backed securities we held at December 31, 2005, $3.21 billion, or 46.4% of total mortgage-backed securities, had fixed rates and $3.70 billion, or 53.6% of total mortgage-backed securities, had adjustable rates. Our mortgage-backed securities portfolio includes real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”). At December 31, 2005, we held $452.6 million of fixed-rate REMICs, which constituted 6.6% of our mortgage-backed securities portfolio. Mortgage-backed security purchases totaled $3.28 billion during 2005 compared with $2.20 billion during 2004. 93.1% of the mortgage-backed securities purchased during 2005 were variable-rate or hybrid instruments in order to manage our interest rate risk. Purchases of mortgage-backed securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans.
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
While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities. At December 31, 2005, we did not own any principal-only, REMIC residuals or other higher risk securities.

The following table presents our investment securities activity for the periods indicated.

	For the Year Ended December 31,
	2005	2004	2003
		(In thousands)
Investment securities:
Carrying value at beginning of period	$2,928,888	$2,245,178	$562,338

Purchases:
Held to maturity	300,000	1,769,643	—
Available for sale	4,008,680	337,306	3,089,474
Calls:
Held to maturity	(99,978)	(436,670)	(40)
Available for sale	(100,007)	(986,343)	(1,332,072)
Maturities:
Held to maturity	(65)	(100)	—
Available for sale	(1,500,000)	—	(150)
Sales:
Available for sale	—	—	(50,000)
Equity securities	(10,000)	—	(20)
Premium amortization and discount accretion, net	16,295	32	(2,047)
Change in unrealized gain or loss	(47,086)	(158)	(22,305)

Net increase in investment securities	2,567,839	683,710	1,682,840

Carrying value at end of period	$5,496,727	$2,928,888	$2,245,178

The following table presents our mortgage-backed securities activity for the periods indicated.

	For the Year Ended December 31,
	2005	2004	2003
		(In thousands)
Mortgage-backed securities:
Carrying value at beginning of period	$5,376,629	$5,422,701	$6,126,161

Purchases:
Held to maturity	1,604,473	921,765	3,038,153
Available for sale	1,675,428	1,278,921	1,489,154
Principal payments:
Held to maturity	(960,630)	(1,445,507)	(3,387,605)
Available for sale	(499,387)	(282,901)	(410,316)
Sales:
Held to maturity	—	—	(64,590)
Available for sale	(227,894)	(499,067)	(1,310,004)
Premium amortization and discount accretion, net	(14,627)	(14,138)	(31,307)
Change in unrealized gain or loss	(43,495)	(5,145)	(26,945)

Net increase (decrease) in mortgage-backed securities	1,533,868	(46,072)	(703,460)

Carrying value at end of period	$6,910,497	$5,376,629	$5,422,701

The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

	At December 31,
		2005			2004			2003
	Carrying	Percent of	Fair	Carrying	Percent of	Fair	Carrying	Percent of	Fair
	Value	Total (1)	Value	Value	Total (1)	Value	Value	Total (1)	Value
				(Dollars in thousands)
Money market investments:
Federal funds sold	$4,587	100.00%	$4,587	$45,700	100.00%	$45,700	$63,600	100.00%	$63,600

Investment securities:
Held to maturity:
United States government-sponsored agencies	$1,533,050	27.89%	$1,506,865	$1,333,018	45.51%	$1,325,054	$—	—%	$—
Municipal bonds	1,166	0.02	1,190	1,231	0.04	1,282	1,366	0.06	1,443

Total held to maturity	1,534,216	27.91	1,508,055	1,334,249	45.55	1,326,336	1,366	0.06	1,443

Available for sale:
United States government-sponsored agencies	3,962,178	72.09	3,962,178	1,584,384	54.10	1,584,384	2,233,035	99.46	2,233,035
Corporate bonds	67	—	67	74	—	74	81	—	81
Equity securities	266	—	266	10,181	0.35	10,181	10,696	0.48	10,696

Total available for sale	3,962,511	72.09	3,962,511	1,594,639	54.45	1,594,639	2,243,812	99.94	2,243,812

Total investment securities	$5,496,727	100.00%	$5,470,566	$2,928,888	100.00%	$2,920,975	$2,245,178	100.00%	$2,245,255

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$293,680	4.25%	$294,332	$416,665	7.75%	$422,032	$616,618	11.37%	$626,239
FNMA pass-through certificates	2,535,361	36.69	2,489,102	2,017,165	37.51	2,017,791	1,650,544	30.44	1,652,854
FHLMC pass-through certificates	1,108,195	16.04	1,082,564	561,095	10.44	554,341	439,793	8.11	433,097
FHLMC and FNMA REMICs	452,628	6.55	422,774	760,996	14.15	726,865	1,585,489	29.24	1,538,498

Total held to maturity	4,389,864	63.53	4,288,772	3,755,921	69.85	3,721,029	4,292,444	79.16	4,250,688

Available for sale:
GNMA pass-through certificates	1,700,132	24.60	1,700,132	503,839	9.37	503,839	336,458	6.20	336,458
FNMA pass-through certificates	666,485	9.64	666,485	743,380	13.83	743,380	493,383	9.10	493,383
FHLMC pass-through certificates	154,016	2.23	154,016	373,489	6.95	373,489	300,416	5.54	300,416

Available for sale	2,520,633	36.47	2,520,633	1,620,708	30.15	1,620,708	1,130,257	20.84	1,130,257

Total mortgage-backed securities	$6,910,497	100.00%	$6,809,405	$5,376,629	100.00%	$5,341,737	$5,422,701	100.00%	$5,380,945

By coupon type:
Adjustable-rate	$3,704,146	53.60%	$3,683,965	$1,258,859	23.41	$1,262,923	$959,445	17.69%	$967,477
Fixed-rate	3,206,351	46.40	3,125,440	4,117,770	76.59	4,078,814	4,463,256	82.31	4,413,468

Total mortgage-backed securities	$6,910,497	100.00%	$6,809,405	$5,376,629	100.00%	$5,341,737	$5,422,701	100.00%	$5,380,945

Total investment portfolio	$12,411,811		$12,284,558	$8,351,217		$8,308,412	$7,731,479		$7,689,800

(1)	Based on carrying value for each investment type.

Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2005. Mortgage-backed securities are presented by issuer and by coupon type. Equity securities have been excluded from this table.

	At December 31, 2005
			More Than One Year		More Than Five Years
	One Year or Less		to Five Years		to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate
	(Dollars in thousands)
Money market investments:
Federal funds sold	$4,587	4.25%	$—	—%	$—	—%	$—	—%	$4,587	4.25%

Investment securities:
Held to maturity:
United States government-sponsored agencies	$—	—	$475,000	4.68	$436,528	4.82	$621,522	5.02	$1,533,050	4.86
Municipal bonds	—	—	610	6.48	556	6.18	—	—	1,166	6.34

Total held to maturity	—	—	475,610	4.68	437,084	4.82	621,522	5.02	1,534,216	4.86

Available for sale:
United States government-sponsored agencies	496,647	3.87	2,901,169	4.18	564,362	4.49	—	—	3,962,178	4.19
Corporate bonds	5	6.43	62	5.59	—	—	—	—	67	5.65

Total available for sale	496,652	3.87	2,901,231	4.18	564,362	4.49	—	—	3,962,245	4.19

Total investment securities	$496,652	3.87	$3,376,841	4.25	1,001,446	4.63	$621,522	5.02	$5,496,461	4.37

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$80	7.37	$1,813	8.63	$129	11.36	$291,658	4.40	$293,680	4.43
FNMA pass-through certificates	—	—	8,943	6.46	2,425	7.04	2,523,993	4.85	2,535,361	4.86
FHLMC pass-through certificates	1	6.72	1,648	7.87	2,303	6.71	1,104,243	4.59	1,108,195	4.60
FHLMC, FNMA and REMICs	—	—	—	—	—	—	452,628	4.40	452,628	4.40

Total held to maturity	81	7.36	12,404	6.96	4,857	7.00	4,372,522	4.71	4,389,864	4.72

Available for sale:
GNMA pass-through certificates	—	—	—	—	—	—	1,700,132	4.01	1,700,132	4.01
FNMA pass-through certificates	—	—	—	—	—	—	666,485	4.86	666,485	4.86
FHLMC pass-through certificates	—	—	—	—	—	—	154,016	5.02	154,016	5.02

Total available for sale	—	—	—	—	—	—	2,520,633	4.30	2,520,633	4.30

Total mortgage-backed securities	$81	7.36	$12,404	6.96	$4,857	7.00	$6,893,155	4.56	$6,910,497	4.57

By coupon type:
Adjustable-rate	$—	—	$—	—	$387	4.73	$3,703,759	4.38	$3,704,146	4.38
Fixed-rate	81	7.36	12,404	6.96	4,470	7.19	3,189,396	4.78	3,206,351	4.79

Total mortgage-backed securities	$81	7.36	$12,404	6.96	$4,857	7.00	$6,893,155	4.56	$6,910,497	4.57

Total investment portfolio	$501,320	3.87	$3,389,245	4.26	$1,006,303	4.64	$7,514,677	4.60	$12,411,545	4.48

Sources of Funds
General. Customer deposits, borrowed funds, scheduled amortization and prepayments of mortgage loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. Retail deposits generated through our branch network and longer-term wholesale borrowings are our primary means of funding our growth initiatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer passbook and statement savings accounts, interest-bearing transaction accounts including our High Value Checking product and traditional NOW accounts, checking accounts, money market accounts and time deposits. We also offer IRA accounts and qualified retirement plans.
Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing market interest rates, pricing of deposits and competition. In determining our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Our deposits are primarily obtained from market areas surrounding our offices. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits and currently do not accept new deposits via the internet. During the second-half of 2005, we experienced significant competitive pressure and extreme pricing of short-term deposits in the New York metropolitan area. We believed the price of borrowed funds was more economical and reflective of current rates than the price of deposits and, therefore, priced our deposits at a competitive, but prudent rate.
Total deposits decreased $94.0 million during 2005 reflecting the consolidation of the $145.8 million deposit of Hudson City, MHC, which was added to our capital as part of the second-step conversion, and the use of approximately $229.9 million of customer deposits to purchase stock in our second-step conversion. Total deposit funding provided by core deposits (defined as non-time deposit accounts) represented approximately 45.8% of total deposits as of December 31, 2005 compared with 54.1% as of December 31, 2004. The balance of core deposits decreased $995.1 million during 2005 as customers shifted deposits to higher costing short-term time deposits. The aggregate balance in our time deposit accounts was $6.17 billion as of December 31, 2005 compared with $5.27 billion as of December 31, 2004. Time deposits with remaining maturities of less than one year amounted to $4.98 billion at December 31, 2005 compared with $3.71 billion at December 31, 2004, reflecting the shift of customer deposits to short-term time deposits.
The balance in our High Value Checking account product, introduced in April 2002, was $3.52 billion, representing 67.5% of core deposits at December 31, 2005. We view our interest-bearing High Value Checking account as an attractive alternative to cash management accounts offered by brokerage firms. This account offers unlimited check writing, no charge on-line banking, no-charge bill payment and debit card availability as part of the product, and pays an interest rate generally above competitive market rates. We also offer a Business Money Market Account that has similar features and benefits to our High Value Checking account. This product, in conjunction with our regular business checking account, provides small business customers in our market area competitive returns and operating flexibility. Early in 2006 we introduced a high yielding money market checking account product, which we view as a complementary alternative investment to our High Value Checking account. This new product will pay a slightly higher rate than our High Value Checking account with fewer features.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2005, 2004 and 2003.
The following table presents our deposit activity for the periods indicated:

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Total deposits at beginning of period	$11,477,300	$10,453,780	$9,138,629
Net (decrease) increase in deposits	(387,736)	808,707	1,105,812
Interest credited, net penalties	293,736	214,813	209,339

Total deposits at end of period	$11,383,300	$11,477,300	$10,453,780

Net (decrease) increase	$(94,000)	$1,023,520	$1,315,151

Percent (decrease) increase	(0.82)%	9.79%	14.39%
     At December 31, 2005, we had $1.38 billion in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$426,930
Over three months through six months	275,766
Over six months through 12 months	418,344
Over 12 months	257,300

Total	$1,378,340

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At December 31,
	2005			2004			2003
			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate
	(Dollars in thousands)
Savings	$808,325	7.10%	0.98%	$931,783	8.12%	0.98%	$945,595	9.05%	0.98%
Interest-bearing transaction	3,616,644	31.77	3.19	4,290,099	37.38	2.46	2,808,901	26.87	2.09
Money market	342,021	3.00	1.14	564,700	4.92	0.96	623,811	5.97	0.96
Noninterest-bearing demand	442,042	3.88	—	417,502	3.64	—	396,495	3.79	—

Total	5,209,032	45.75	2.44	6,204,084	54.06	1.94	4,774,802	45.68	1.55

Time deposits:
Time deposits $100,000 and over	1,378,340	12.11	3.61	886,079	7.72	2.45	914,639	8.75	2.19

Time deposits less than $100,000 with original maturities of:

Three months or less	199,280	1.75	3.17	339,354	2.96	1.37	483,460	4.62	1.37
Over three months to twelve months	1,338,588	11.76	3.72	864,250	7.53	1.64	1,166,713	11.16	1.52
Over twelve months to twenty-four months	1,541,166	13.54	3.36	1,368,900	11.93	2.07	1,634,702	15.64	2.18
Over twenty-four months to thirty-six months	495,670	4.35	3.17	650,289	5.67	2.81	562,678	5.38	2.94
Over thirty-six months to forty-eight months	294,538	2.59	3.47	283,747	2.47	3.40	149,801	1.43	3.48
Over forty-eight months to sixty months	50,680	0.45	3.72	48,692	0.42	3.76	27,594	0.26	3.70
Over sixty months	149,724	1.32	3.93	135,160	1.18	3.87	70,850	0.68	3.79
Qualified retirement plans	726,282	6.38	3.49	696,745	6.06	2.65	668,541	6.40	2.57

Total time deposits	6,174,268	54.25	3.51	5,273,216	45.94	2.32	5,678,978	54.32	2.16

Total deposits	$11,383,300	100.00%	3.02	$11,477,300	100.00%	2.11	$10,453,780	100.00%	1.88

The following table presents, by rate category, the amount of our time deposit accounts outstanding at December 31, 2005, 2004 and 2003.

	At December 31,
	2005	2004	2003
	(In thousands)
Time deposit accounts:
2.00% or less	$56,745	$2,318,278	$3,025,305
2.01% to 2.50%	297,237	1,345,286	968,757
2.51% to 3.00%	462,856	511,037	813,199
3.01% to 3.50%	2,246,361	557,706	501,926
3.51% to 4.00%	2,154,784	370,029	256,672
4.01% and over	956,285	170,880	113,119

Total	$6,174,268	$5,273,216	$5,678,978

The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2005.

	Period to Maturity from December 31, 2005
	Within	Over three	Over six	Over one	Over two	Over
	three	to six	months to	to two	to three	three
	months	months	one year	years	years	years	Total
	(In thousands)
Time deposit accounts:
2.00% or less	$46,075	$6,027	$3,587	$1,049	$6	$1	$56,745
2.01% to 2.50%	195,831	94,553	6,817	36	—	—	297,237
2.51% to 3.00%	185,781	110,361	144,357	22,321	—	36	462,856
3.01% to 3.50%	1,005,984	512,068	533,424	141,041	53,835	9	2,246,361
3.51% to 4.00%	411,204	543,216	542,307	481,993	93,489	82,575	2,154,784
4.01% and over	2,386	3,151	633,722	58,652	52,865	205,509	956,285

Total	$1,847,261	$1,269,376	$1,864,214	$705,092	$200,195	$288,130	$6,174,268

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
Hudson City has also obtained advances from the FHLB, which are generally secured by a blanket lien against our mortgage portfolio. Borrowings with the FHLB are generally limited to approximately twenty times the amount of FHLB stock owned.

Borrowed funds at December 31 are summarized as follows:

	2005		2004
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$850,000	4.96%	$950,000	4.73%
Other brokers	7,050,000	3.45	4,350,000	3.11

Total securities sold under agreements to repurchase	7,900,000	3.61	5,300,000	3.40

Advances from the FHLB	3,450,000	3.95	1,850,000	3.81

Total borrowed funds	$11,350,000	3.72	$7,150,000	3.51

At December 31, 2005, borrowed funds had scheduled maturities and potential call dates as indicated below. Substantially all of our borrowed funds are callable at the discretion of the issuer. These call features are generally quarterly, after an initial non-call period of three months to five years from the date of borrowing.

	Borrowings by Scheduled		Borrowings by Next
	Maturity Date		Potential Call Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
		(Dollars in thousands)
2006	$—	— %	$4,175,000	3.77%
2007	—	—	2,650,000	3.27
2008	—	—	2,975,000	3.87
2009	—	—	900,000	3.81
2010	300,000	5.68	350,000	4.01
2011	775,000	4.79	300,000	4.89
2012	1,450,000	4.06	—	—
2013	850,000	3.81	—	—
2014	2,850,000	2.84	—	—
2015	5,125,000	3.82	—	—

Total	$11,350,000	3.72	$11,350,000	3.72

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, the average balances and the maximum outstanding at any month-end at or for the years ended December 31, 2005 and 2004 are as follows:

	At or for the year ended
	December 31,
	2005	2004	2003
	(In thousands)
Amortized cost of collateral:
United States government-sponsored agency securities	$2,849,947	$2,030,978	$615,806
Mortgage-backed securities	5,224,648	3,198,768	2,369,058
REMICs	356,579	455,598	495,074

Total amortized cost of collateral	$8,431,174	$5,685,344	$3,479,938

Fair value of collateral:
United States government-sponsored agency securities	$2,778,462	$2,008,710	$604,397
Mortgage-backed securities	5,119,225	3,188,386	2,387,457
REMICs	332,532	434,249	478,192

Total fair value of collateral	$8,230,219	$5,631,345	$3,470,046

Average balance of outstanding repurchase agreements during the year	$6,447,560	$4,182,197	$2,253,025

Maximum balance of outstanding repurchase agreements at any month-end during the year	$7,900,000	$5,300,000	$3,200,000

Average cost of securities sold under agreements to repurchase	3.52%	3.41%	4.26%

The average balances of our advances from the FHLB during 2005 and 2004 were $2.47 billion and $1.92 billion, respectively, and the maximum FHLB advances outstanding during 2005 and 2004 were $3.45 billion and $1.95 billion, respectively.
Subsidiaries
Hudson City Savings has two wholly owned and consolidated subsidiaries: HudCiti Service Corporation and HC Value Broker Services, Inc. HudCiti Service Corporation, which qualifies as a New Jersey investment company, has one wholly owned and consolidated subsidiary: Hudson City Preferred Funding Corporation. Hudson City Preferred Funding qualifies as a real estate investment trust, pursuant to the Internal Revenue Code of 1986, as amended, and had $6.22 billion of residential mortgage loans outstanding at December 31, 2005.
HC Value Broker Services, Inc., whose primary operating activity is the referral of insurance applications, formed a strategic alliance that jointly markets insurance products with Savings Bank Life Insurance of Massachusetts. HC Value Broker Services offers customers access to a variety of life insurance products.
Personnel
As of December 31, 2005, we had 1,019 full-time employees and 131 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION OF HUDSON CITY SAVINGS BANK AND HUDSON CITY BANCORP
General
Hudson City Savings has been a federally chartered savings bank since January 1, 2004 when it converted from a New Jersey chartered savings bank. Its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Bank Insurance Fund (“BIF”). Under its charter, Hudson City Savings is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision as its chartering agency, and by the FDIC as the deposit insurer. Hudson City Bancorp is a unitary savings and loan holding company regulated, examined and supervised by the Office of Thrift Supervision. Each of Hudson City Bancorp and Hudson City Savings must file reports with the Office of Thrift Supervision concerning its activities and financial condition, and must obtain regulatory approval from the Office of Thrift Supervision prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Office of Thrift Supervision will conduct periodic examinations to assess Hudson City Bancorp and Hudson City Savings Bank’s compliance with various regulatory requirements. The Office of Thrift Supervision has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.
This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations, whether by the Office of Thrift Supervision, the FDIC or through legislation, could have a material adverse impact on Hudson City Bancorp and Hudson City Savings and their operations and stockholders.
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
Capital Requirements. The Office of Thrift Supervision capital regulations require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% (3% if the savings bank received the highest rating on its most recent examination) leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Hudson City Savings, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Hudson City Savings’ risk profile. At December 31, 2005, Hudson City Savings exceeded each of its capital requirements as shown in the following table:

			OTS Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2005
Tangible capital	$4,129,937	14.68%	$422,069	1.50%	n/a	n/a
Leverage (core) capital	4,129,937	14.68	1,125,518	4.00	$1,406,897	5.00%
Total-risk-based capital	4,157,330	41.31	805,040	8.00	1,006,300	10.00

December 31, 2004
Tangible capital	$1,282,665	6.36%	$302,325	1.50%	n/a	n/a
Leverage (core) capital	1,282,665	6.36	806,200	4.00	$1,007,750	5.00%
Total-risk-based capital	1,309,984	17.49	599,199	8.00	748,998	10.00
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
If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the Office of Thrift Supervision regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the Office of Thrift Supervision to meet a specific capital level. As of December 31, 2005, Hudson City Savings was considered “well capitalized” by the Office of Thrift Supervision.
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

Under the Deposit Insurance Funds Act of 1996 (“Funds Act”), the assessment base for the payments on the bonds (“FICO bonds”) issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Hudson City Savings. Our total expense in 2005 for the assessment for deposit insurance and the FICO payments was $1.7 million.
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
Transactions with Affiliates of Hudson City Savings. Hudson City Savings is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”), Regulation W issued by the Federal Reserve Board (“FRB”), as well as additional limitations as adopted by the Director of the Office of Thrift Supervision. Office of Thrift Supervision regulations regarding transactions with affiliates conform to Regulation W. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates (which for Hudson City Savings would include Hudson City Bancorp) and principal stockholders, directors and executive officers of Hudson City Savings.
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
Loans to One Borrower. Under the HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and unimpaired surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Hudson City Savings is in compliance with applicable loans to one borrower limitations. At December 31, 2005, Hudson City Savings’ largest aggregate amount of loans to one borrower totaled $2.9 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Hudson City Savings.

Qualified Thrift Lender (“QTL”) Test. The HOLA requires federal savings banks to meet a QTL test. Under the QTL test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2005, Hudson City Savings held 79.5% of its portfolio assets in qualified thrift investments and had more than 75% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2005. Therefore, Hudson City Savings qualified under the QTL test.
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
In addition, Hudson City Savings may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below the amounts required for the liquidation account which was established as a result of Hudson City Savings’ conversion to stock holding company structure.

Liquidity. Hudson City Savings maintains sufficient liquidity to ensure its safe and sound operation, in accordance with Office of Thrift Supervision regulations.
Assessments. The Office of Thrift Supervision charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are based on three components: the size of the institution on which the basic assessment is based; the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. Effective July 1, 2004, the Office of Thrift Supervision adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. The Office of Thrift Supervision phased in the assessments at a rate of 25% of the first semiannual assessment on July 1, 2004, 50% of the second semiannual assessment on January 1, 2005 and 100% of the third semiannual assessment on July 1, 2005. Hudson City Savings paid an assessment of $2.6 million in 2005.
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
Effective December 1, 2005, the FHLB-NY implemented a new capital plan. The new capital plan resulted in an automatic exchange of shares of FHLB-NY stock held by members for shares of FHLB-NY Class B stock and changed the member’s minimum stock investment requirements. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Hudson City Savings, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Hudson City Savings. The activity-based stock purchase requirement for Hudson City Savings is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB-NY; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB-NY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Hudson City Savings is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB-NY’s balance sheet of derivative contracts between the FHLB-NY and its members, which for Hudson City Savings is also zero. The FHLB-NY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB-NY capital plan. Prior to December 1, 2005, Hudson City Savings was required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its outstanding borrowings from the FHLB-NY, whichever was greater. At December 31, 2005, the amount of FHLB stock held by us satisfies the requirements of this new plan.
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
Federal Holding Company Regulation
Hudson City Bancorp is a unitary savings and loan holding company within the meaning of the HOLA. As such, Hudson City Bancorp is registered with the Office of Thrift Supervision and is subject to the Office of Thrift Supervision regulation, examination, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Hudson City Bancorp and its savings bank subsidiary. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.
Restrictions Applicable to New Savings and Loan Holding Companies. Gramm-Leach also restricts the powers of new unitary savings and loan holding companies. Under Gramm-Leach, all unitary savings and loan holding companies formed after May 4, 1999, such as Hudson City Bancorp, are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Accordingly, Hudson City Bancorp’s activities are restricted to:
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
Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including Hudson City Bancorp, directly or indirectly, from acquiring:
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

TAXATION
Federal
General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Hudson City Savings or Hudson City Bancorp. For federal income tax purposes, Hudson City Savings reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. Hudson City Savings and Hudson City Bancorp constitute an affiliated group of corporations and are therefore eligible to report their income on a consolidated basis. Hudson City Savings is not currently under audit by the Internal Revenue Service and has not been audited by the IRS during the past five years.
Bad Debt Reserves. Pursuant to the Small Business Job Protection Act of 1996, Hudson City Savings is no longer permitted to use the reserve method of accounting for bad debts, and has recaptured (taken into income) over a multi-year period a portion of the balance of its tax bad debt reserve as of December 31, 1995. Since Hudson City Savings had already provided a deferred tax liability equal to the amount of such recapture, the recapture did not adversely impact Hudson City Savings’ financial condition or results of operations.
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
State
New Jersey State Taxation. Hudson City Savings files New Jersey Corporate Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax at a rate of 9.00%. Savings institutions must also calculate, as part of their corporate tax return, an Alternative Minimum Assessment (“AMA”), which for Hudson City Savings is based on New Jersey gross receipts. Hudson City Savings must calculate its corporate business tax and the AMA, then pay the higher amount. In future years, if the corporate business tax is greater than the AMA paid in prior years, Hudson City Savings may apply the prepaid AMA against its corporate business taxes (up to 50% of the corporate business tax, subject to certain limitations). Hudson City Savings is not currently under audit with respect to its New Jersey income tax returns and Hudson City Savings’ state tax returns have not been audited for the past five years.
Hudson City Bancorp is required to file a New Jersey income tax return and will generally be subject to a state income tax at a 9% rate. However, if Hudson City Bancorp meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.60%. Further, investment companies are not subject to the AMA. If Hudson City Bancorp does not qualify as an investment company, it would be subject to taxation at the higher of the 9% corporate business rate on taxable income or the AMA.
Delaware State Taxation. As a Delaware holding company not earning income in Delaware, Hudson City Bancorp is exempt from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.
New York State Taxation. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.5%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to Hudson City Savings.
New York City Taxation. Hudson City Savings is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. A significant portion of Hudson City Savings’ entire net income for New York City purposes is allocated outside the jurisdiction which has the effect of significantly reducing the New York City taxable income of Hudson City Savings.

Item 1A. Risk Factors.
Changes In Interest Rates Could Adversely Affect Our Results of Operations And Financial Condition. Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase while a majority of our interest bearing liabilities are expected to reprice as interest rates increase. At December 31, 2005, 82.8% of our loans with contractual maturities of greater than one year had fixed rates of interest, and 99.5% of our total loans had contractual maturities of five or more years. Overall, at December 31, 2005, 85.5% of our total interest-earning assets had contractual maturities of more than five years. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A significant portion of our deposits, including the $3.62 billion in our interest-bearing transaction accounts as of December 31, 2005, have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. In addition, 80.7% of our certificates of deposit will mature within one year and 36.8% of our borrowed funds may be called by the lenders within one year. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings.
We anticipate that short-term interest rates will continue to increase in 2006, as it is anticipated the Federal Open Market Committee will continue to increase the Fed funds rate at its current measured pace in the near term. We also anticipate long-term interest rates will increase at a similar rate, thus maintaining the flat market yield curve. The result of this potential market interest rate scenario, where the market yield curve remains flat, would have a negative impact on our results of operations and our net interest margin as the yields on our interest-earning assets and the costs of our interest-bearing liabilities will increase at a similar rate, thus maintaining the current narrow spread. In addition, our interest-bearing liabilities will reset to the current market interest rates faster than our interest-earning assets as our interest-bearing liabilities generally have shorter periods to reset than our interest-earning assets and our originated and purchased interest-earning assets generally have commitment periods of up to 90 days.
The impact of changes in interest rates on our interest income is generally felt in later periods than the impact on our interest expense due to the timing of the recording on the balance sheet of our interest-earning assets and interest-bearing liabilities. The recording of interest-earning assets on the balance sheet generally lags the current market due to normal delays of up to three months between the time we commit to originate or purchase a mortgage loan and the time we fund the loan, while the recording of interest-bearing liabilities on the balance sheet generally reflects the current market rates. This timing difference is expected to have an adverse impact on our net interest income in a rising interest rate environment. Additionally, if both short- and long-term interest rates increase by the same amount, the resulting environment is also likely to have a negative impact on our results of operations, as our interest-bearing liabilities will reset to the current market interest rate faster than our interest-earning assets.
Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our mortgage-related assets. Mortgage prepayment rates will vary due to a number of factors, including the regional economy where the mortgage loan or the underlying mortgages of the mortgage-backed security were originated, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are the prevailing market interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing market interest rate. In a rising interest rate environment, prepayment rates tend to decrease and, therefore, the yield earned on our existing mortgage-related assets will remain constant instead of increasing. This would adversely affect our net interest margin and, therefore, our net interest income.
Office of Thrift Supervision Thrift Bulletin 13a provides guidance on the management of interest rate risk and the responsibility of boards of directors in that area. Under Thrift Bulletin 13a, the Office of Thrift Supervision monitors the interest rate risk of institutions through analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The Office of Thrift Supervision, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the Office of Thrift Supervision regarding NPV analysis. In March 2005, the Board of Directors of Hudson City Savings revised its internal interest rate risk policy to narrow the permissible range for the change in NPV under certain interest rate shock scenarios. Although $3.00 billion of the proceeds from the second-step conversion were contributed to Hudson City Savings, improving its interest rate risk position as measured by Thrift Bulletin 13a, we expect the Office of Thrift Supervision will continue to closely monitor the interest rate risk of Hudson City Savings.
Our Plans To Increase The Level Of Our Adjustable-Rate Assets May Be Difficult To Implement And May Decrease Our Profitability. One component of our plans for reducing our interest rate risk is to grow our variable-rate and short-term investments at an equivalent rate as our fixed-rate investments. While we believe that in the anticipated rising interest rate environment market demand for variable-rate assets will increase and pricing terms will therefore become more favorable to us, there is no assurance that this will be the case. If we are unable to originate or purchase variable-rate assets at favorable rates, we will either not be able to execute successfully this component of our interest rate risk reduction strategy or our profitability may decrease, or both.
Because We Compete Primarily On The Basis Of The Interest Rates We Offer Depositors And The Terms Of Loans We Offer Borrowers, Our Margins Could Decrease If We Were Required To Increase Deposit Rates Or Lower Interest Rates On Loans In Response To Competitive Pressures. We face intense competition both in making loans and attracting deposits. The New Jersey and metropolitan New York market areas have a high concentration of financial institutions, many of which are branches of large money center and regional banks. Some of these competitors have significantly greater resources than we do and may offer services that we do not provide such as trust and investment services. Customers who seek “one stop shopping” may be drawn to these institutions.
We compete primarily on the basis of the rates we pay on deposits and the rates and other terms we charge on the mortgage loans we originate or purchase, as well as the quality of our customer service. Our competition for loans comes principally from mortgage banking firms, commercial banks, savings institutions, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. Some of the largest mortgage originators in the country have significant operations in New Jersey. In addition, we purchase a significant volume of mortgage loans in the wholesale markets, and our competition in these markets also includes many other types of institutional investors located throughout the country. Price competition for loans might result in us originating fewer loans or earning less on our loans.
Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. There are large money-center and regional financial institutions operating throughout our market area, and we also face strong competition from other community-based financial institutions. As interest rates continue to rise, we would expect to face additional significant competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies, in addition to the money center and regional financial institutions. To the extent the equity markets continue to improve, we would also expect significant competition from brokerage firms and mutual funds. Price competition for deposits might result in us attracting or retaining fewer deposits or paying more on our deposits.
We May Fail to Realize the Anticipated Benefits of the Merger with Sound Federal and May Not Receive Required Regulatory Approvals or Such Approvals, if Received, May Be Subject to Adverse Regulatory Conditions. The success of the merger with Sound Federal will depend on, among other things, our ability to realize anticipated cost savings and to combine our business and Sound Federal’s business in a manner that does not materially disrupt our existing customer relationships or those of Sound Federal or result in decreased revenues from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
Hudson City and Sound Federal have operated and, until completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of our or Sound Federal’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.
Before the merger may be completed, the approval of the Office of Thrift Supervision must be obtained. We cannot guarantee that we will receive the approval of the Office of Thrift Supervision. In addition, the Office of Thrift Supervision may impose conditions on the completion of the merger or require changes in the terms of the merger. These conditions or changes could have the effect of delaying the merger or imposing additional costs or limiting the possible revenues of the combined company.
We May Not Be Able To Successfully Implement Our Plans For Growth. Since our conversion to the mutual holding company form of organization in 1999, we have experienced rapid and significant growth. Our assets have grown from $8.52 billion at December 31, 1999 to $28.08 billion at December 31, 2005. We acquired a significant amount of capital from the second-step conversion, which we plan to use to continue implementing our growth strategy, primarily by building our core banking business through internal growth and increased de novo branching. In addition, we will consider expansion opportunities through the acquisition of branches and other financial institutions. There can be no assurance, however, that we will continue to experience such rapid growth, or any growth, in the future. Significant changes in interest rates or the competition we face may make it difficult to attract the level of customer deposits needed to fund our internal growth at projected levels. In addition, we may have difficulty finding suitable sites for de novo branches. Our expansion plans may result in us opening branches in geographic markets in which we have no previous experience, and, therefore, our ability to grow effectively in those markets will be dependent on our ability to identify and retain management personnel familiar with the new markets. Furthermore, any future acquisitions of branches or of other financial institutions would present many challenges associated with integrating merged institutions and expanding operations. We cannot assure you that we will be able to adequately and profitably implement our possible future growth or that we will not have to incur additional expenditures beyond current projections to support such growth.
The Geographic Concentration Of Our Loan Portfolio And Lending Activities Makes Us Vulnerable To A Downturn In The Local Economy. Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As of December 31, 2005, approximately 63% of our loan portfolio was secured by properties located in New Jersey, New York and Connecticut. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, if poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our alternative investments may earn less income for us than real estate loans.
Changes In The Regulation Of Financial Services Companies Could Adversely Affect Our Business. Proposals for further regulation of the financial services industry are continually being introduced in Congress and various state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.
Our Stock Benefit Plans Will Increase Our Costs, Which Will Reduce Our Profitability And Stockholders’ Equity. During the third quarter of 2005, our employee stock ownership plan purchased approximately 15.7 million shares of common stock at an aggregate cost of $189.3 million, adding to the previous 22.3 million shares purchased following our initial conversion in 1999. Under current accounting standards, we will record annual employee stock ownership plan expenses in an amount equal to the fair market value of shares committed to be released to employees for that year. These shares will be released to participants over a forty-year period. If our common stock appreciates in value over time, compensation expense relating to the employee stock ownership plan will increase.
In the second quarter of 2006, we plan to implement a stock incentive plan pursuant to which our officers and directors, at no cost to them, could be awarded shares of common stock in an aggregate amount up to 8% of the shares of common stock outstanding. Under current accounting standards, as the shares are awarded and vest, we will recognize compensation expense equal to the fair market value of such shares at grant. In the event that a portion of the shares used to fund the plan are newly issued shares purchased from us, the issuance of additional shares will decrease our net income per share and stockholders’ equity per share and will dilute existing stockholders’ ownership and voting interests.
Our Return On Average Equity Is Low Compared To Other Companies. This Could Negatively Impact The Price Of Our Common Stock. The net proceeds from the second-step conversion, completed in June 2005, substantially increased our equity capital. It will take a significant period of time to prudently invest this capital. Our ability to leverage our new capital and grow our balance sheet profitably will be significantly affected by industry competition for loans and deposits, as well as our need to manage interest rate risk. As a result, our return on equity, which is the ratio of our earnings divided by our average stockholders’ equity, will be lower than that of our peer group. To the extent that the stock market values a company based in part on its return on equity, our low return on equity relative to our peer group could negatively affect the trading price of our stock.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
During 2005, we conducted our business through our two executive office buildings located in Paramus, NJ, our operations center located in Glen Rock, NJ, and 90 branch offices. At December 31, 2005, we owned 33 of our locations and leased the remaining 60. Our lease arrangements are typically long-term arrangements with third parties that generally contain several options to renew at the expiration date of the lease.
For additional information regarding our lease obligations, see Note 8 of Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data.”
Item 3. Legal Proceedings.
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operation.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ended December 31, 2005 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On July 13, 1999, Hudson City Bancorp, Inc. common stock commenced trading on the Nasdaq National Market under the symbol “HCBK.” The table below shows the reported high and low sales prices of the common stock during the periods indicated. Certain share, per share and dividend information reflects the 3.206 to 1 stock split effected as part of our second-step conversion and stock offering completed in June 2005.

	Sales Price		Dividend Information
	High	Low	Amount Per Share	Date of Payment
2004
First quarter	$12.60	$11.17	$0.050	March 1, 2004
Second quarter	11.97	9.79	0.053	June 1, 2004
Third quarter	11.20	10.06	0.056	September 1, 2004
Fourth quarter	12.79	10.85	0.059	December 1, 2004

2005
First quarter	11.82	10.75	0.062	March 1, 2005
Second quarter	11.69	10.09	0.066	June 1, 2005
Third quarter	12.61	11.36	0.070	September 1, 2005
Fourth quarter	12.25	11.15	0.070	December 1, 2005
On January 17, 2006, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.075 per common share outstanding that was paid on March 1, 2006 to stockholders of record as of the close of business on February 3, 2006. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.
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
As the principal asset of Hudson City Bancorp, Hudson City Savings provides the principal source of funds for the payment of dividends by Hudson City Bancorp. Hudson City Savings is subject to certain restrictions that may limit its ability to pay dividends. Hudson City Savings may not pay dividends to Hudson City Bancorp if paying such dividends would cause it to fail to meet capital requirements or cause its stockholders’ equity to be reduced below the amounts required for its liquidation account. See Note 3 of Notes to Consolidated Financial Statements in Item 8 of this report for a further discussion of the liquidation account. For more information regarding the limitations on dividends paid by Hudson City Savings, see “Regulation of Hudson City Savings Bank and Hudson City Bancorp – Federally Chartered Savings Bank Regulation – Limitation on Capital Distributions.”

As of February 3, 2006, there were approximately 34,252 holders of record of Hudson City Bancorp common stock.
The following table reports information regarding repurchases of our common stock during the fourth quarter of 2005 and the stock repurchase plans approved by our Board of Directors.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1) (2) (3)
October 1 thru October 31, 2005	450,000	$11.65	450,000	29,430,000

November 1 thru November 30, 2005	5,206,000	11.77	5,206,000	24,224,000

December 1 thru December 31, 2005	3,207,000	11.95	3,207,000	21,017,000

Total	8,863,000	11.83	8,863,000

(1)	On October 18, 2005, Hudson City Bancorp announced the adoption of its sixth Stock Repurchase Program, which authorized the purchase of up to 29,880,000 shares of common stock. This program has no expiration date.

(2)	The fifth Stock Repurchase Program, which had been suspended due to the second-step conversion and stock offering, was terminated during the fourth quarter of 2005 upon adoption of the sixth repurchase plan. No other repurchase plan or program expired during the quarter.

(3)	Shares indicated are determined as of the close of business on the last day of the period presented.
Information regarding equity plan compensation is presented under the headings “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 30, 2006, which will be filed with the SEC no later than April 30, 2006, and is incorporated herein by reference.

Item 6. Selected Financial Data
The summary information presented below under “Selected Financial Condition Data,” “Selected Operating Data” and “Selected Financial Ratios and Other Data” at or for each of the years presented is derived in part from the audited consolidated financial statements of Hudson City Bancorp. The following information is only a summary and you should read it in conjunction with our audited consolidated financial statements in Item 8 of this document. Certain share, per share and dividend information reflects the 3.206 to 1 stock split effected in conjunction with our second-step conversion and stock offering completed June 7, 2005.

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Financial Condition Data:
Total assets	$28,075,353	$20,145,981	$17,033,360	$14,144,604	$11,426,768
Loans	15,062,449	11,363,039	8,803,066	6,970,900	5,968,171
Federal Home Loan Bank of New York stock	226,962	140,000	164,850	137,500	81,149
Investment securities held to maturity	1,534,216	1,334,249	1,366	1,406	1,441
Investment securities available for sale	3,962,511	1,594,639	2,243,812	560,932	167,427
Mortgage-backed securities held to maturity	4,389,864	3,755,921	4,292,444	4,734,266	4,478,488
Mortgage-backed securities available for sale	2,520,633	1,620,708	1,130,257	1,391,895	530,690
Total cash and cash equivalents	102,259	168,183	254,584	240,796	101,814
Foreclosed real estate, net	1,040	878	1,002	1,276	250
Total deposits	11,383,300	11,477,300	10,453,780	9,138,629	7,912,762
Total borrowed funds	11,350,000	7,150,000	5,150,000	3,600,000	2,150,000
Total stockholders’ equity	5,201,476	1,402,884	1,329,366	1,316,083	1,288,736

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Operating Data:
Total interest and dividend income	$1,178,908	$915,058	$777,328	$784,217	$690,498
Total interest expense	616,774	430,066	376,354	395,774	403,427

Net interest income	562,134	484,992	400,974	388,443	287,071

Provision for loan losses	65	790	900	1,500	1,875

Net interest income after provision for loan losses	562,069	484,202	400,074	386,943	285,196

Non-interest income:
Service charges and other income	5,267	5,128	5,338	5,947	4,694
Gains on securities transactions, net	2,740	11,429	24,326	2,066	—

Total non-interest income	8,007	16,557	29,664	8,013	4,694

Total non-interest expense	127,703	118,348	102,527	93,541	81,824

Income before income tax expense	442,373	382,411	327,211	301,415	208,066

Income tax expense	166,318	143,145	119,801	109,382	73,517

Net income	$276,055	$239,266	$207,410	$192,033	$134,549

	At or for the Year Ended December 31,
	2005		2004		2003		2002		2001
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	1.14%		1.29%		1.34%		1.50%		1.32%
Return on average stockholders’ equity	7.52		17.66		15.38		14.84		10.09
Net interest rate spread (1)	1.84		2.43		2.37		2.66		2.12
Net interest margin (2)	2.35		2.66		2.65		3.10		2.87
Non-interest expense to average assets	0.53		0.64		0.66		0.73		0.80
Efficiency ratio (3)	22.40		23.60		23.81		23.59		28.04
Average interest-earning assets to average interest-bearing liabilities	1.20	x	1.09	x	1.11	x	1.14	x	1.19	x

Share and Per Share Data:
Basic earnings per share	$0.49		$0.41		$0.35		$0.32		$0.21
Diluted earnings per share	0.48		0.40		0.34		0.32		0.21
Cash dividends paid per common share	0.268		0.218		0.162		0.108		0.073
Dividend pay-out ratio (4)	54.69%		53.17%		46.29%		33.75%		34.76%
Stockholders’ equity per common share	$9.44		$7.85		$7.33		$7.22		$6.87
Weighted average number of common shares outstanding:
basic	567,789,397		576,621,209		585,316,009		592,880,271		627,934,521
diluted	581,063,426		593,000,573		601,681,732		609,157,242		637,953,989

Capital Ratios:
Average stockholders’ equity to average assets	15.10%		7.29%		8.73%		10.12%		13.05%
Stockholders’ equity to assets (5)	18.53		6.96		7.80		9.30		11.28

Regulatory Capital Ratios of Bank:
Leverage capital (6)	14.68%		6.36%		7.52%		8.85%		10.64%
Total risk-based capital (7)	41.31		17.49		20.89		26.81		31.96

Asset Quality Ratios:
Non-performing loans to total loans	0.13%		0.19%		0.23%		0.29%		0.26%
Non-performing assets to total assets	0.07		0.11		0.12		0.15		0.14
Allowance for loan losses to non-performing loans	141.84		126.44		131.09		126.27		153.44
Allowance for loan losses to total loans	0.18		0.24		0.30		0.37		0.40

Net charge-offs (recoveries) to average loans	—		—		—		—		—

Branch and Deposit Data:
Number of deposit accounts	484,956		476,627		491,293		503,998		495,871
Branches	90		85		81		81		80

Average deposits per branch (thousands)	$126,481		$135,027		$129,059		$112,823		$98,910

(1)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(2)	Determined by dividing net interest income by average total interest-earning assets.

(3)	Determined by dividing total non-interest expense by the sum of net interest income and total non-interest income.

(4)	The dividend pay-out ratio for 2004 and 2005 uses amount per share information that does not reflect the dividend waiver by Hudson City, MHC.

(5)	We had no goodwill at any of the dates presented. Accordingly, our tangible stockholders’ equity to assets is the same at each date as our stockholders’ equity to assets.

(6)	Ratios determined pursuant to FDIC regulations for 2003 and prior years. Beginning January 1, 2004, Hudson City Savings became subject to the capital requirements under OTS regulations.

(7)	The calculation is the same under both OTS and FDIC regulations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with Hudson City Bancorp’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in Item 8, and the other statistical data provided elsewhere in this document.
Executive Summary
Our results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction deposits and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Our results are also affected by the market price of our stock, as the expense of certain of our employee stock compensation plans is related to the current price of our common stock.
We completed the second-step conversion and stock offering in June 2005, selling a total of 392,980,580 shares of common stock at a purchase price of $10.00 per share and raising approximately $3.93 billion. The net $3.80 billion increase to stockholders’ equity due to the conversion reflected the receipt of the $3.93 billion gross offering proceeds less the payment of $125.0 million in conversion related expenses. Equity was further increased by $145.8 million due to the consolidation of Hudson City, MHC into Hudson City Bancorp, Inc. We also effected a stock split pursuant to which each share of common stock outstanding or held as treasury stock before completion of the offering was split into 3.206 shares. All prior share and per share data has been adjusted to reflect the 3.206 to 1 stock split effected as part of the second-step conversion and stock offering. Hudson City Bancorp contributed $3.00 billion of the net proceeds to Hudson City Savings Bank, resulting in a significant increase in the Bank’s capital.
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
During 2005 we grew our balance sheet $7.93 billion, reflecting the use of the net offering proceeds and internally generated growth. The internally generated growth, consistent with our traditional thrift business model, primarily reflected a $3.70 billion increase in total loans, funded by a $4.20 billion increase in borrowed funds. The growth in our core investment of residential first mortgage loans was due to our continued strong levels of loan purchases, which allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost. The new borrowed funds had ten-year maturities and initial non-call periods of one to five years.
Our net income for 2005 increased 15.4% to $276.1 million for the year 2005, generally due to the growth in our interest-earning assets. Basic and diluted earnings per share for 2005 were $0.49 and $0.48, respectively, compared with $0.41 and $0.40, respectively, for 2004. Our return on average assets was

1.14% for 2005. Total stockholders’ equity increased $3.80 billion during 2005, primarily due to the completion of our second-step conversion and stock offering. Our return on average stockholders’ equity was 7.52% for 2005.
Short-term market interest rates increased during 2005 following increases during the entirety of 2004. The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) increased the overnight lending rate 25 basis points at each of the regularly scheduled meetings beginning in June 2004 to the current rate of 4.50%. Intermediate-term market interest rates, those with maturities of two to five years, and long-term market interest rates, in particular the 10-year bond, also increased during the year 2005, but at a slower pace than short-term interest rates. The result of these market interest rate changes was a continued flattening of the market yield curve during 2005. This interest rate environment, where short-term rates increased to the same level as intermediate- and long-term rates, had a negative impact on our results of operations and net interest margin as our interest-bearing liabilities generally price off short-term market interest rates while our interest-earning assets generally price off long-term interest rates.
In this rate environment, our net interest margin decreased 31 basis points and our net interest rate spread decreased 59 basis points when comparing the year 2005 to 2004. The decrease in these ratios reflected the flattening market yield curve as our interest income, in general, reflects movements in long-term rates while our interest expense, in general, reflects movements in short-term rates. The smaller decrease in our net interest margin, when compared to our net interest rate spread, reflected the infusion of capital due to the completion of our second-step conversion.
The increase in our interest income for the year ended December 31, 2005 was primarily derived from the overall growth in our interest-earning assets, while the increase in our interest expense reflected both the growth in our interest-bearing liabilities and increases in prevailing interest rates. Net interest income increased $77.1 million for the year 2005, when compared to the corresponding period in 2004, reflecting the larger growth of our interest-earning assets when compared to the growth of our interest-bearing liabilities. Interest-earning assets increased approximately 31.3% for the year 2005, as compared to prior year period, while our interest-bearing liabilities increased 20.1% for the year 2005. This difference in growth rates offset the negative impact of the flattening market yield curve, where the yield on our interest-earning assets decreased 9 basis points during the year 2005, as compared to the prior year, while the cost of our interest-bearing liabilities increased 50 basis points, over that same period.
We anticipate that short-term interest rates will continue to increase in 2006, as it is anticipated the FOMC will continue to increase the Fed funds rate at its current measured pace in the near term. We also anticipate long-term interest rates will increase at a similar rate, thus maintaining the flat market yield curve. The result of this potential market interest rate scenario, where the market yield curve remains flat, would have a negative impact on our results of operations and our net interest margin as the yields on our interest-earning assets and the costs of our interest-bearing liabilities will increase at a similar rate, thus maintaining the current narrow spread. In addition, our interest-bearing liabilities will reset to the current market interest rates faster than our interest-earning assets as our interest-bearing liabilities generally have shorter periods to reset than our interest-earning assets. Our originated and purchased interest-earning assets generally have commitment periods of up to 90 days. However, we expect the planned growth in our balance sheet resulting from the infusion of capital due to the completion of the second-step conversion will continue to offset the impact of movements in interest rates on our net interest income.
We plan to grow our assets in 2006 primarily through the origination and purchase of mortgage loans, while purchasing investment and mortgage-backed securities as a supplement to our investments in mortgage loans. We also plan that approximately half of the growth in interest-earning assets will be short-term or variable-rate in nature, in order to assist in the management of our interest rate risk. We consider a loan or security to be variable rate if there exists a contractual rate adjustment during the life of the instrument, including those variable-rate mortgage-related assets with three-, five- or ten-year initial fixed-rate periods.
The primary funding for our asset growth is expected to come from customer deposits and borrowed funds, using the funding source that is most reasonably priced given the overall market interest rate conditions. In the second half of 2005, we experienced extreme competitive pricing of short-term deposits in the New York metropolitan market. During this period, wholesale borrowing costs were more economical and reflective of current rates. We expect this condition to continue in the first six months of 2006. We plan that the funds borrowed will primarily have initial non-call periods of one to five years and final maturities of ten years in order to extend the maturity of our liabilities and assist in the management of our interest rate risk. We intend to grow customer deposits by continuing to offer desirable products at competitive, but prudent rates and by opening new branch offices. We opened three branch offices in Suffolk County, NY and two branch offices in Richmond County (Staten Island), NY during 2005. We will continue to explore branch expansion opportunities in market areas that present significant opportunities for our traditional thrift business model and intend to expand our branch network by ten to fifteen branches annually.
On February 9, 2006, Hudson City announced a definitive agreement to acquire Sound Federal Bancorp, Inc. (“Sound Federal”) for $20.75 per share in cash, representing an aggregate transaction value of approximately $265.0 million. Sound Federal has 14 branch offices in Westchester, Rockland and Putnam Counties, New York and Fairfield County, Connecticut. This network will complement our current branch network as well as our organic branch expansion plans. Sound Federal has $1.15 billion in assets and $969.6 million in deposits as of December 31, 2005. The transaction is subject to approval by shareholders of Sound Federal as well as customary regulatory approvals, and is expected to close in the early summer of 2006.
Comparison of Financial Condition at December 31, 2005 and December 31, 2004
During 2005, our total assets increased $7.93 billion, or 39.4%, to $28.08 billion at December 31, 2005 from $20.15 billion at December 31, 2004, reflecting the investment of the proceeds from the second-step conversion and stock offering, which was completed in June 2005, and internally generated growth. We raised approximately $3.93 billion from the second-step conversion, which was reduced by $125.0 million in related expenses and $229.9 million due to the use of customer deposits to purchase stock to $3.57 billion, reflecting the net cash available for investment. Of the proceeds, approximately $1.50 billion was directly invested into government-sponsored agency discount notes yielding approximately 3.24%, $900.0 million was invested into callable government-sponsored agency securities with an average yield of 3.94%, and $400.0 million was invested into government-sponsored agency step-up notes with an initial average yield of 4.00%. All the discount notes purchased immediately after the second-step conversion matured during the third and fourth quarters of 2005 and were subsequently reinvested primarily into callable government-sponsored agency securities with maturities not exceeding two years or callable government sponsored agency step-up notes. These purchases and maturities were reflected in the $2.57 billion increase in total investment securities during 2005. The remainder of the proceeds from the second-step conversion was primarily used to purchase adjustable-rate mortgage-backed securities and, to a lesser extent, purchase and originate one- to four-family first mortgage loans.
Loans increased $3.70 billion, or 32.6%, to $15.06 billion at December 31, 2005 from $11.36 billion at December 31, 2004. The increase in loans reflected our continued loan purchase activity as well as our focus on the origination of one- to four-family first mortgage loans, primarily in New Jersey and the New York metropolitan area. For the year 2005, we purchased first mortgage loans of $3.68 billion and originated first mortgage loans of $2.07 billion, compared with purchases of $3.12 billion and originations of $1.38 billion for 2004. The larger volume of purchased mortgage loans in 2005, when compared to the volume of loan originations, allowed us to continue to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. The increase in origination and purchase activity, when compared to the prior year, reflected the investment of part of the proceeds from our second-step conversion and stock offering. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Our first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans. Approximately 25.4% of the mortgage loan purchases and 52.9% of the mortgage loan originations were variable-rate loans, which we consider to be any loan with a contractual annual rate adjustment, including those loans with an initial fixed-rate period of one to ten years. At December 31, 2005, fixed-rate mortgage loans accounted for 82.7% of our first mortgage loan portfolio compared with 92.5% at December 31, 2004. Notwithstanding the decrease in the percent of fixed-rate loans to total loans, this percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice to current market interest rates, while our interest-bearing deposits and callable borrowed funds would reprice, from time to time, to the higher market interest rates. At December 31, 2005, we were committed to purchase and originate $715.4 million and $260.8 million, respectively, of first mortgage loans, which are expected to settle during the first quarter of 2006.
Total mortgage-backed securities increased $1.53 billion to $6.91 billion at December 31, 2005 from $5.38 billion at December 31, 2004 reflecting the investment of part of the proceeds from our second-step conversion and our growth initiatives. This increase in total mortgage-backed securities resulted from $3.28 billion in purchases of securities, all of which are directly or indirectly insured or guaranteed by a government agency or government-sponsored enterprise. Of these purchases, approximately 93.1% were variable-rate or hybrid instruments, with initial fixed-rate periods ranging from one to seven years. At December 31, 2005, variable-rate mortgage-backed securities accounted for 53.6% of our portfolio compared with 23.4% at December 31, 2004. We intend to continue to purchase variable-rate securities, as well as originate and purchase variable-rate mortgage loans, growing our fixed-rate and variable-rate portfolios by equal amounts, as part of our strategy to assist in the management of our interest rate risk. At December 31, 2005, we were committed to purchase $452.5 million of when-issued government agency or government-sponsored agency variable-rate mortgage-backed securities, which are expected to settle during the first quarter of 2006.
Accrued interest receivable increased $43.2 million, primarily due to increased balances in loans and investments. The $12.7 million increase in banking premises and equipment, net, reflected additional growth related to our branch expansion strategy. The $41.4 million increase in other assets primarily reflected the increase in the deferred tax asset related to the increase in the unrealized loss on our available for sale investment and mortgage-backed securities.
Total liabilities increased $4.13 billion, or 22.0%, to $22.87 billion at December 31, 2005 compared with $18.74 billion at December 31, 2004. Borrowed funds increased $4.20 billion, or 58.7%, to $11.35 billion at December 31, 2005 from $7.15 billion at December 31, 2004. The additional borrowed funds were primarily used to fund our asset growth. Borrowed funds were comprised of $7.90 billion of securities sold under agreements to repurchase and $3.45 billion of Federal Home Loan Bank advances. The fair market value of securities pledged as collateral for our reverse repurchase agreements was approximately $8.23 billion. Advances from the Federal Home Loan Bank utilize our mortgage loan portfolio as collateral. The $5.13 billion in new borrowings have initial non-call periods ranging from one to five years, final maturities of ten years, and a weighted-average rate of 3.82%.
Total deposits decreased $94.0 million during 2005, reflecting the consolidation of the $145.8 million deposit of Hudson City, MHC, which was added to our capital, and the use of approximately $229.9 million of customer deposits to purchase stock during our second-step stock offering. We experienced increased competitive pressure and extreme pricing of short-term deposits during the second-half of 2005 in the New York metropolitan area. We believed the price of borrowed funds was more economical and reflective of current rates than the price of deposits and therefore priced our deposits at a competitive, but prudent rate, resulting in the use of borrowed funds at a greater rate to fund our asset growth. During 2005, a portion of our customers shifted deposits to the higher costing time deposit accounts from the High Value Checking account product. At December 31, 2005, the aggregate balance in our time deposits was $6.17 billion and the aggregate balance in the High Value Checking account was $3.52 billion compared with $5.27 billion and $4.19 billion, respectively, at December 31, 2004.
Total stockholders’ equity increased $3.80 billion to $5.20 billion at December 31, 2005 from $1.40 billion at December 31, 2004. The increase in stockholders’ equity was primarily due to the net offering proceeds of $3.80 billion, a $145.8 million increase due to the consolidation of the deposit of Hudson City, MHC into Hudson City Bancorp as part of the second-step conversion, and net income of $276.1 million for 2005. Also increasing stockholders’ equity was a $2.8 million increase due to the exercise of stock options, a $9.4 million permanent tax benefit due to the exercise of stock options and the vesting of employee stock benefit plans, and an $11.9 million increase due to the commitment of shares for our employee stock benefit plans. These increases to stockholders’ equity were partially offset by cash dividends declared and paid to common stockholders of $102.1 million, purchases of 15,719,223 shares for our employee stock ownership plan at an aggregate cost of $189.3 million, and purchases of 9,119,768 shares of treasury stock at an aggregate cost of $107.5 million. Further decreasing stockholders’ equity were purchases of 115,839 shares of common stock for our recognition and retention plan at an aggregate cost of $1.3 million and a $54.4 million further increase in our accumulated other comprehensive loss primarily due to higher market interest rates decreasing the market value of our available for sale portfolio.
In October 2005, a sixth stock repurchase plan was approved to repurchase up to 29,880,000 shares, or approximately five percent of the then outstanding common stock. The fifth repurchase plan was terminated upon approval of the sixth plan. As of December 31, 2005, 21,017,000 shares are available for repurchase under this program. At December 31, 2005, the ratio of total stockholders’ equity to total assets was 18.53% compared with 6.96% at December 31, 2004. For 2005, the ratio of average stockholders’ equity to average assets was 15.10% compared with 7.29% for the year ended December 31, 2004. The increase in these ratios was primarily due to our completion of the second-step conversion and stock offering. Stockholders’ equity per common share, calculated using the period-end share count of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested management plan shares, was $9.44 at December 31, 2005 compared with $7.85 at December 31, 2004, reflecting the funds received from our second-step conversion.
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
Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for 2005, 2004, and 2003. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	For the Year Ended December 31,
	2005				2004				2003
			Average				Average				Average
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
					(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$12,656,118	$689,435	5.45%		$9,783,953	$539,966	5.52%		$6,989,907	$414,417	5.93%
Consumer and other loans	185,320	10,786	5.82		144,621	8,650	5.98		129,087	8,379	6.49
Federal funds sold	236,288	5,013	2.12		124,755	1,580	1.27		170,302	1,794	1.05
Mortgage-backed securities, at amortized cost	6,218,312	273,063	4.39		5,379,439	242,335	4.50		5,948,336	268,235	4.51
Federal Home Loan Bank stock	169,781	9,394	5.53		150,104	3,213	2.14		156,721	4,424	2.82
Investment securities at amortized cost	4,503,416	191,217	4.25		2,671,263	119,314	4.47		1,733,236	80,079	4.62

Total interest-earning assets	23,969,235	1,178,908	4.92		18,254,135	915,058	5.01		15,127,589	777,328	5.14

Noninterest-earning assets	324,004				334,712				325,230

Total assets	$24,293,239				$18,588,847				$15,452,819

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings accounts	$980,707	9,709	0.99		$942,486	9,359	0.99		$927,191	10,680	1.15
Interest-bearing transaction accounts	4,124,359	118,530	2.87		3,575,468	79,750	2.23		1,971,581	43,516	2.21
Money market accounts	469,254	5,172	1.10		593,426	5,681	0.96		623,442	6,889	1.10
Time deposits	5,546,364	160,325	2.89		5,482,554	120,023	2.19		5,970,416	148,254	2.48

Total interest-bearing deposits	11,120,684	293,736	2.64		10,593,934	214,813	2.03		9,492,630	209,339	2.21
Borrowed funds	8,917,089	323,038	3.62		6,098,282	215,253	3.53		4,090,459	167,015	4.08

Total interest-bearing liabilities	20,037,773	616,774	3.08		16,692,216	430,066	2.58		13,583,089	376,354	2.77

Noninterest-bearing liabilities:
Noninterest-bearing deposits	437,790				415,905				409,220
Other noninterest-bearing liabilities	148,523				125,929				111,706

Total noninterest-bearing liabilities	586,313				541,834				520,926

Total liabilities	20,624,086				17,234,050				14,104,015
Stockholders’ equity	3,669,153				1,354,797				1,348,804

Total liabilities and stockholders’ equity	$24,293,239				$18,588,847				$15,452,819

Net interest income		$562,134				$484,992				$400,974

Net interest rate spread (2)			1.84%				2.43%				2.37%
Net interest-earning assets	$3,931,462				$1,561,919				$1,544,500

Net interest margin (3)			2.35%				2.66%				2.65%
Ratio of interest-earning assets to interest-bearing liabilities			1.20	x			1.09	x			1.11	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(3)	Determined by dividing net interest income by average total interest-earning assets.

(4)	At December 31, 2005, the weighted-average rate on our outstanding interest-earning assets, other than our FHLB stock, was as follows: first mortgage loans, 5.64%, consumer and other loans, 5.81%, federal funds sold, 4.25%, mortgage-backed securities, 4.75%, investment securities, 4.37%. At December 31, 2005, the weighted-average rate on our outstanding interest-bearing liabilities was as follows: savings accounts, 0.98%, interest-bearing transaction accounts, 3.19%, money market accounts, 1.14%, time deposits, 3.51%, borrowed funds, 3.72%.

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

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
			(In thousands)
Interest-earning assets:
First mortgage loans, net	$156,410	$(6,941)	$149,469	$155,901	$(30,352)	$125,549
Consumer and other loans	2,373	(237)	2,136	960	(689)	271
Federal funds sold	1,963	1,470	3,433	(540)	326	(214)
Mortgage-backed securities	36,795	(6,067)	30,728	(25,313)	(587)	(25,900)
Federal Home Loan Bank stock	472	5,709	6,181	(181)	(1,030)	(1,211)
Investment securities	78,056	(6,153)	71,903	41,920	(2,685)	39,235

Total	276,069	(12,219)	263,850	172,747	(35,017)	137,730

Interest-bearing liabilities:
Savings accounts	350	—	350	175	(1,496)	(1,321)
Interest-bearing transaction accounts	13,514	25,266	38,780	35,836	398	36,234
Money market accounts	(1,279)	770	(509)	(331)	(877)	(1,208)
Time deposits	1,416	38,886	40,302	(11,613)	(16,618)	(28,231)
Borrowed funds	102,151	5,634	107,785	73,146	(24,908)	48,238

Total	116,152	70,556	186,708	97,213	(43,501)	53,712

Net change in net interest income	$159,917	$(82,775)	$77,142	$75,534	$8,484	$84,018

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004
General. Net income was $276.1 million for the year 2005, reflecting an increase of $36.8 million, or 15.4%, compared with net income of $239.3 million for the year 2004. Basic and diluted earnings per common share were $0.49 and $0.48, respectively, for 2005 compared with basic and diluted earnings per share of $0.41 and $0.40, respectively, for 2004. For the year 2005 our return on average stockholders’ equity was 7.52% compared with 17.66% for the year 2004. Our return on average assets for 2005 was 1.14% compared with 1.29% for 2004. The decreases in these ratios were primarily due to the receipt of the net proceeds from our second-step conversion and stock offering completed in June 2005, which significantly increased average stockholders’ equity and average assets. The decrease in the return on average assets also reflected our balance sheet growth during a period of narrowing net interest rate spreads and a flattening market yield curve.

Interest and Dividend Income. Total interest and dividend income increased $263.9 million, or 28.8%, to $1.18 billion for 2005 compared with $915.1 million for 2004. The increase in total interest and dividend income was primarily due to a $5.72 billion, or 31.3%, increase in the average balance of total interest-earning assets to $23.97 billion for 2005 compared with $18.25 billion for 2004. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods and also reflected the receipt of the net offering proceeds from our second-step conversion. The increase in interest and dividend income due to the increase in the average balance was partially offset by a decrease of nine basis points in the weighted-average yield on total interest-earning assets to 4.92% for the year 2005 from 5.01% for the year 2004. This decrease in the weighted-average yield reflected a shift in our interest-earning asset mix to shorter-term investment securities to help manage our interest rate risk. Investments of this type included the purchase of agency discount notes from the second-step conversion net offering proceeds, and the origination and purchase of a larger percentage of variable-rate mortgage loans and mortgage-backed securities.
The $149.4 million increase in interest and fee income on first mortgage loans was primarily due to a $2.88 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on balance sheet growth in our core investment in first mortgage loans. The increase in mortgage loan income due to the increase in the average balance was partially offset by a seven basis point decrease in the weighted-average yield, which reflected the larger volume of originations and purchases of variable-rate loans during 2005, which generally have initial yields that are less than fixed-rate loans.
The $71.9 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of total investment securities of $1.83 billion, which reflected the investment of part of the net proceeds from the second-step conversion and stock offering, and the investment of certain of the cash flows from the prepayment activity on our mortgage-related assets in 2004 into investment securities. The increase in interest and dividends on total investment securities due to the increase in the average balance was partially offset by a 22 basis point decrease in the weighted-average yield reflecting purchases of securities with maturity or initial rate reset dates of less than two years, in order to assist in our management of interest rate risk.
The $30.8 million increase in interest income on total mortgage-backed securities was due to an $838.9 million increase in the average balance of total mortgage-backed securities, which primarily reflected the purchase of variable-rate securities during 2005 from the investment of part of the net proceeds from the second-step offering to assist in our management of interest rate risk. The increase in income due to the increase in the average balance was partially offset by a 11 basis point decrease in the weighted-average yield, reflecting the larger volume of purchases of variable-rate and hybrid instruments, which generally have initial yields that are less than fixed-rate securities.
Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $186.7 million, or 43.4%, to $616.8 million for the year 2005 from $430.1 million for the year 2004. This increase was primarily due to a $3.35 billion, or 20.1%, increase in the average balance of total interest-bearing liabilities to $20.04 billion for 2005 compared with $16.69 billion for 2004. This increase in interest-bearing liabilities was primarily used to fund asset growth. The increase in total interest expense was also due to a 50 basis point increase in the weighted-average cost of total interest-bearing liabilities to 3.08% for the year 2005 compared with 2.58% for the year 2004, which reflected the growth of our interest-bearing liabilities during the rising short-term interest rate environment experienced during 2004 and 2005.

Interest expense on borrowed funds increased $107.7 million primarily due to a $2.82 billion increase in the average balance of borrowed funds and, to a lesser extent, a nine basis point increase in the weighted-average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth. The $5.13 billion of new borrowings incurred during 2005 all had maturity periods of ten years and initial non-call periods of one to five years, extending the overall maturity of our liabilities in order to assist in the management of interest rate risk. The new borrowings had a weighted-average rate of 3.82%. The increase in the average cost of borrowed funds reflected the continued growth of our borrowed funds in the increasing intermediate- and long-term interest rate environment that existed during 2004 and 2005.
The $78.9 million increase in interest expense on interest-bearing deposits for the year 2005 was due to a $526.8 million increase in the average balance of interest-bearing deposits and a 61 basis point increase in the weighted-average cost of interest-bearing deposits. The growth in the average balance of interest-bearing deposits was primarily used to fund our growth initiatives and was primarily due to increases in our interest-bearing transaction account. The increase in the weighted-average cost of interest-bearing deposits, experienced principally in interest-bearing transaction accounts and time deposits, reflected the rising short-term market interest rate environment experienced during 2004 and 2005 and the need to increase rates on these deposit products in the highly competitive deposit market of the New York metropolitan area.
The $38.7 million increase in interest expense on our interest-bearing transaction accounts reflected an increase in the average balance of interest-bearing transaction accounts of $548.9 million, primarily due to the growth of our High Value Checking account product, and a 64 basis point increase in the weighted-average cost due to the rising short-term market interest rate environment. The $40.3 million increase in interest expense on our time deposit accounts reflected a 70 basis point increase in the weighted-average cost, due to the rising short-term market interest rate environment, and a $63.8 million increase in the average balance of time deposit accounts. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay competitive, but prudent rates and by opening new branch offices. We will continue to supplement deposit growth using borrowed funds.
Net Interest Income. Net interest income increased $77.1 million, or 15.9%, to $562.1 million for the year 2005 compared with $485.0 million for the year 2004. This increase primarily reflected the investment of the net offering proceeds from our second-step conversion and our internally generated growth initiatives, the combination of which resulted in a larger increase in the average balance of total interest-earning assets when compared to the increase in the average balance of total interest-bearing liabilities. The increase due to our growth was partially offset by an increase in the costs of our interest-bearing deposits and borrowed funds. Our net interest rate spread decreased 59 basis points to 1.84% for 2005 from 2.43% for 2004 and our net interest margin decreased 31 basis points to 2.35% for 2005 from 2.66% for 2004.
The decrease in these ratios was primarily due to an increase in the weighted-average cost of interest-bearing liabilities and a decrease in the weighted-average yield on interest-earning assets. The increase in the cost of our interest-bearing liabilities reflected the rising short-term interest rate environment and the borrowing of funds with longer terms to initial reprice or maturity than in previous periods. The decrease in the yield on our interest-earning assets reflected the shift in our investment portfolio to shorter-term interest-earning assets, accomplished by purchasing and originating a larger percentage of variable-rate instruments and purchasing agency discount notes with part of the proceeds from our second-step conversion and stock offering. The smaller decrease in our net interest margin, when compared to the decrease in our net interest rate spread, reflected the infusion of capital due to the completion of our second-step conversion.

Provision for Loan Losses. Our provision for loan losses during 2005 was $65,000 compared with $790,000 during 2004. The decrease in the provision reflected recent favorable charge-off trends and strong payment performance by our borrowers during 2005 resulting in a positive delinquency experience. Net recoveries for the year 2005 were $9,000 compared with net charge-offs of $18,000 for the year 2004. The allowance for loan losses increased $74,000 to $27.4 million at December 31, 2005 from $27.3 million at December 31, 2004. The ratio of the allowance for loan losses to total loans was 0.18% at December 31, 2005 compared with 0.24% at December 31, 2004.
Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, decreased $2.3 million to $19.3 million at December 31, 2005 from $21.6 million at December 31, 2004, reflecting decreases in delinquencies primarily in our serviced loan portfolio. The ratio of non-performing loans to total loans was 0.13% at December 31, 2005 compared with 0.19% at December 31, 2004. The ratio of the allowance for loan losses to non-performing loans was 141.84% at December 31, 2005 compared with 126.44% at December 31, 2004.
During 2005, we lowered the loss factors used in our analysis of the loan loss allowance for our first mortgage loans to reflect the seasoning of the purchased loan portfolio and the recent favorable charge-off experience and delinquency trends. As a result of these trends, we recorded no provision during the second, third and fourth quarters of 2005 and a minimal provision for loan losses in the year 2005 to reflect probable losses resulting from the actual growth in our loan portfolio. We consider the ratio of allowance for loan losses to total loans at December 31, 2005, given our primary lending emphasis and current market conditions, to be adequate.
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
Non-Interest Income. Total non-interest income decreased $8.6 million to $8.0 million for 2005 from $16.6 million for 2004. The decrease in non-interest income primarily reflected the decrease in gains on securities transactions, net, as no sales of securities occurred during the second, third or fourth quarters of 2005, and minimal sales occurred in the first quarter of 2005.
Non-Interest Expense. Total non-interest expense increased $9.4 million, or 7.9%, to $127.7 million for 2005 from $118.3 million for 2004. The increase primarily reflected normal salary adjustments, and increases in net occupancy expense, employee compensation and advertising expense due to our branch expansion program. Our efficiency ratio was 22.40% for the year 2005 compared with 23.60% for the year 2004. Our ratio of non-interest expense to average total assets for 2005 was 0.53% compared with 0.64% for 2004. The decrease in these ratios reflected our ability to leverage our existing infrastructure to support continuing asset growth while controlling operating expenses, as our average assets grew in excess of 30.0% during 2005.
Income Taxes. Income tax expense increased $23.2 million, or 16.2%, to $166.3 million for 2005 from $143.1 million for 2004, reflecting the 15.7% increase in income before income tax expense. Our effective tax rate for the year 2005 was 37.60% compared with 37.43% for 2004. Our effective tax rate may increase approximately 2% in future years related to a change in New Jersey tax regulations regarding the deductibility of dividends received from a real estate investment trust subsidiary.

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
Total stockholders’ equity increased $73.5 million, or 5.5%, to $1.40 billion at December 31, 2004 from $1.33 billion at December 31, 2003. The increase in stockholders’ equity was primarily due to net income of $239.3 million for 2004, a $6.5 million increase due to the exercise of 2,886,042 stock options, a $20.9 million permanent tax benefit due to the exercise of stock options and the vesting of employee stock benefit plans, and a $19.5 million increase due to the commitment of shares for our employee stock benefit plans.
These increases to stockholders’ equity were partially offset by repurchases of 14,716,187 shares of our common stock at an aggregate cost of $161.7 million, purchases of 641,200 shares of common stock for our recognition and retention plan at an aggregate cost of $7.3 million, cash dividends declared and paid to common stockholders of $40.5 million and a $3.1 million increase in accumulated other comprehensive loss primarily due to a decrease in the fair value of our available for sale investment portfolio. As of December 31, 2004 there remained 9,862,365 shares authorized to be purchased under our then current stock repurchase program. The decrease from prior years in the amount of the cash dividend paid to common stockholders reflects the waiver of receipt of the dividend by Hudson City, MHC, the majority stockholder of Hudson City Bancorp in accordance with the regulations and policies of the OTS. Prior to 2004, Hudson City, MHC was subject to the policies of the FDIC, which did not permit dividend waivers.

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
Comparison of Operating Results for the Years Ended December 31, 2004 and 2003
General. Net income was $239.3 million for the year ended December 31, 2004, an increase of $31.9 million, or 15.4%, compared with net income of $207.4 million for the year ended December 31, 2003. Basic and diluted earnings per common share were $0.41 and $0.40, respectively, for 2004 compared with basic and diluted earnings per share of $0.35 and $0.34, respectively, for 2003. For the year ended December 31, 2004 our return on average stockholders’ equity was 17.66% compared with 15.38% for 2003. The increase in the return on average stockholders’ equity was primarily due to the growth of our net income and a slower percentage growth of stockholders’ equity due to payment of cash dividends and stock repurchases. Our return on average assets for 2004 was 1.29% compared with 1.34% for 2003. The decrease in the return on average assets was primarily due to our overall balance sheet growth in the prevailing interest rate environments of 2003 and 2004.
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
Interest expense on interest-bearing deposits increased $5.5 million primarily due to a $1.10 billion increase in the average balance of interest-bearing deposits to $10.59 billion for 2004, the impact of which was partially offset by an 18 basis point decrease in the average cost to 2.03%. The increase in the average balance of interest-bearing deposits, primarily used to fund asset growth, reflected a $1.61 billion increase in the average balance of interest-bearing transaction accounts due to the growth in our High Value Checking account product. We believe the increase in the average balance of interest-bearing deposits was primarily due to our consistent offering of competitive rates on our High Value Checking account product. We believe the $487.9 million decrease in the average balance of time deposits was due in part to transfers to our High Value Checking account and significant competition for deposits in the New York metropolitan area. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay competitive rates and by opening new branch offices, while supplementing the deposit growth with borrowed funds.
The 18 basis point decrease in the average cost of interest-bearing deposits primarily reflected a 29 basis point decrease in the average cost of our time deposits, a 16 basis point decrease in the average cost of savings accounts and a 14 basis point decrease in the average cost of money market accounts. These decreases were partially offset by a 2 basis point increase in the average cost of interest-bearing transaction deposits reflecting the increasing short-term interest rate environment of 2004. This decrease in the average cost of interest-bearing deposits reflected the prevailing interest rate environments experienced during 2003 and 2004.
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
Non-Interest Income. Total non-interest income decreased $13.1 million to $16.6 million for the year ended December 31, 2004 from $29.7 million for the year ended December 31, 2003. The decrease in non-interest income primarily reflected a $12.9 million decrease in gains on securities transactions, net to $11.4 million for 2004 from $24.3 million for 2003, primarily due to decreases in sales of mortgage-

backed securities. The $11.4 million gain on securities transactions during 2004 resulted from an opportunity to realize gains from the sale of certain available for sale mortgage-backed securities prior to interest rate changes, such as seen in the second quarter of 2004, which would have had an adverse impact on their fair market value. The historically low interest rate environment enabled us to realize these gains on the sales of securities, as the lower rates increased the fair value of the fixed-rate securities sold. The gains in 2003 resulted from the enhanced opportunities to realize gains due to the declining interest rate environment. The total cash flow from the sales of these securities during 2004 was $510.5 million, which was subsequently reinvested into mortgage loans and investment securities.
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
Liquidity and Capital Resources
The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan and security purchases, deposit withdrawals, repayment of borrowings and operating expenses. Our primary sources of funds are scheduled amortization and prepayments of loan principal and mortgage-backed securities, deposits, borrowed funds, maturities and calls of investment securities and funds provided by our operations. Our membership in the FHLB provides us access to additional sources of borrowed funds, which is generally limited to approximately twenty times the amount of FHLB stock owned. We also have the ability to access the capital markets from time to time, depending on market conditions.
Our investment policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At December 31, 2005, our primary liquidity ratio was 38.0%.
Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. As mortgage interest rates decline, customer prepayment activity tends to accelerate causing an increase in cash flow from both our mortgage loan and mortgage-backed security portfolios. If our pricing is competitive, the demand for mortgage originations also accelerates. When mortgage rates increase, the opposite effect on prepayment activity tends to occur and our loan origination and purchase activity becomes increasingly dependent on the strength of our residential real estate market and the volume of home purchases and new construction activity in the markets we serve.
The second-step conversion provided a significant amount of net available proceeds for investment. We raised approximately $3.93 billion in our second-step conversion, which was completed in June 2005. The net $3.80 billion in cash proceeds from the second-step conversion reflected the receipt of the $3.93 billion in offering proceeds less the payment of $125.0 million in conversion related expenses. The amount of funds available for investment was $3.57 billion, reflecting a further $229.9 million reduction from the net offering proceeds due to the use of customer deposits to purchase stock.
Principal repayments on loans were $2.15 billion during the year 2005 compared with $2.02 billion for the year 2004. The increase in payments on loans reflected the growth of our loan portfolio during this period of relatively stable long-term interest rates and prepayment activity. Principal payments received on mortgage-backed securities totaled $1.46 billion during 2005 compared with $1.73 billion during 2004. The decrease in payments on mortgage-backed securities reflected the decline in the aggregate balance of mortgage-backed securities during 2004, and a decline in the prepayment rate. Maturities and calls of investment securities totaled $1.70 billion during 2005, which included the $1.50 billion of maturing agency discount notes purchased with a portion of the net offering proceeds, compared with maturities and calls of $1.42 billion during the corresponding period in 2004. The decrease in maturities and calls, when not including the maturing discount notes, reflected the relatively stable long-term interest rate environment during 2005 resulting in a decrease in call activity.
Total deposits decreased $94.0 million during the year 2005 compared with an increase of $1.02 billion during the year 2004. Deposit flows, in general, are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. The decrease in deposits during 2005 was due primarily to the consolidation of the $145.8 million deposit of Hudson City, MHC, as part of the second-step conversion, which was added to our capital, and the use of approximately $229.9 million of customer deposits to purchase stock during our offering. Time deposit accounts scheduled to mature within one year were $4.98 billion at December 31, 2005. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis.
For the year 2005, we borrowed an additional $5.13 billion compared with new borrowings of $3.75 billion for the year 2004. We made $925.0 million in principal payments on borrowed funds during 2005 compared with $1.75 billion for 2004. The funds borrowed during 2005 all have initial non-call periods ranging from one to five years and final maturities of ten years, and were primarily used to fund our asset growth. At December 31, 2005, there were no borrowed funds scheduled to mature within one year. However, we had $4.18 billion in borrowed funds, with a weighted-average rate of 3.77%, that have the potential to be called within one year. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or by paying-off the borrowed funds as they are called.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. Of the $3.57 billion in net proceeds from the second-step conversion available for investment, approximately $1.50 billion was directly invested into government-sponsored agency discount notes yielding approximately 3.24%, all of which matured during the second-half of 2005. These funds were subsequently reinvested primarily into callable government-sponsored agency securities with maturities not exceeding two years, government-sponsored agency step-up securities. We also directly invested approximately $900.0 million of the offering proceeds into callable government-sponsored agency securities with an average yield of 3.94% and approximately $400.0 million into government-sponsored agency step-up notes with an average yield of 4.00%. The remainder of the proceeds was primarily used to purchase adjustable-rate mortgage-backed securities and, to a lesser extent, purchase and originate first mortgage loans.
We originated total loans of $2.19 billion during the year 2005 compared with $1.46 billion during the year 2004. Of the first mortgage loan originations during 2005, 52.9% were variable-rate loans. During the year 2005 we purchased total loans of $3.68 billion compared with $3.12 billion during the year 2004. Of the first mortgage loan purchases during 2005, 25.4% were variable-rate loans. The continued larger volume of purchased mortgage loans in 2005, when compared to originated loans, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. The increase in loan purchases also reflected the asset growth strategies we have employed during recent periods, using borrowed funds as our primary funding source. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Purchases of mortgage-backed securities during the year 2005 were $3.28 billion compared with $2.20 billion during the year 2004. The increase in purchases of mortgage-backed securities reflected the shift of security purchases to variable-rate mortgage-backed securities to assist in our management of interest rate risk and the investment of part of the net proceeds from our second-step conversion. Of the mortgage-backed securities purchased during 2005, 93.1% were variable-rate securities. During the year 2005, we purchased $4.31 billion of investment securities, of which $2.80 billion was invested directly from the net offering proceeds, compared with purchases of $2.11 billion during the year 2004. This decrease in purchases of investment securities, outside the investment of the net offering proceeds, reflected the lower amount of cash flows available for investment in 2005 due to the lower amount of calls of investment securities and the shift of security purchases to variable-rate mortgage-backed securities.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the year 2005, we increased our amount of FHLB common stock held by $87.0 million due to purchases of $104.2 million exceeding redemptions of $17.2 million, necessitated by increases in our amount of outstanding borrowings with the FHLB and the implementation of a new capital plan by the FHLB. During the year 2004, we redeemed $24.9 million of FHLB stock, decreasing our FHLB common stock held by that amount, due to our declining balance of borrowed funds at the FHLB. The net purchases made during 2005 brought our total investment in FHLB stock to $227.0 million, the amount we are currently required to hold.
Cash dividends declared and paid during 2005 were $102.1 million compared with $40.5 million during 2004. In both 2004 and 2005, Hudson City, MHC applied for and was granted approval from the OTS to waive receipt of dividends declared by Hudson City Bancorp. These waivers of dividend payments were effective for the entirety of 2004 and the first six months of 2005. Beginning in the third quarter of 2005, due to the consolidation of Hudson City, MHC into Hudson City Bancorp as part of the second-step conversion, dividends were paid on all outstanding shares of Hudson City Bancorp common stock. The dividend pay-out ratio using amount per share information, which does not reflect the dividend waiver by Hudson City, MHC in periods prior to the third quarter of 2005, was 54.69% for the year 2005 compared with 53.17% for the year 2004. On January 17, 2006, the Board of Directors declared a quarterly cash dividend of $0.075 per common share. The dividend was paid on March 1, 2006 to stockholders of record at the close of business on February 3, 2006.
During 2005, the independent trustee of our Employee Stock Ownership Plan purchased 15,719,223 shares of outstanding common stock at an aggregate cost of $189.3 million. Also during 2005, the trustee of our recognition and retention plan purchased 115,839 shares of common stock for our recognition and retention plan at an aggregate cost of $1.3 million due to awards to employees made during the period.
Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In October 2005, a sixth stock repurchase plan was approved by the Board of Directors and the OTS to repurchase up to 29,880,000 shares, or approximately five percent of the then outstanding common stock. The fifth stock repurchase program, which had been suspended in late 2004 due to our second-step conversion and stock offering, was canceled due to the approval of this sixth plan. During 2005 we purchased 9,119,768 of our common stock at an aggregate cost of $107.5 million, including the purchase of 256,768 shares in April 2005 directly from vesting shares in our recognition and retention plan for payment of income taxes. At December 31, 2005, there remained 21,017,000 shares to be purchased in the sixth plan. During 2004, we purchased 14,716,187 shares at an aggregate cost of $161.7 million under our stock repurchase program.
At December 31, 2005, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 14.68%, 14.68% and 41.31%, respectively. These ratios reflect the $3.00 billion contribution of net offering proceeds from Hudson City Bancorp.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During the year 2005, Hudson City Bancorp received $259.3 million in dividend payments from Hudson City Savings, which amounted to approximately 96.4% of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders, the repurchase of our common stock and the lending of funds to the independent trustee of our ESOP for the purchase of shares. Hudson City Bancorp’s ability to continue these activities is solely dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. (See “Item 1 — Business — Regulation of Hudson City Savings Bank and Hudson City Bancorp — Federally Chartered Savings Bank Regulations — Limitation on Capital Distributions”)
Management of Interest Rate Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During 2005, short-term interest rates increased to the same levels as intermediate- and long-term interest rates, resulting in a flat, and occasionally inverted, market yield curve. This interest rate environment had an adverse impact on our net interest income as our interest-bearing liabilities generally price off short-term interest rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally price off long-term rates.

The timing of the placement of interest-earning assets and interest-bearing liabilities on our balance sheet, particularly during this rising short-term interest rate environment, also had an adverse impact on our net interest income. The impact of interest rate changes on our interest income is generally felt in later periods than the impact on our interest expense due to the timing of the recording on the balance sheet of our interest-earning assets and interest-bearing liabilities. The recording of interest-earning assets on the balance sheet generally lags the current market due to normal commitment period of up to three months for the purchase or origination of mortgage loans and mortgage-backed securities, while the recording of interest-bearing liabilities on the balance sheet is generally concurrent with the current market.
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
Prepayment activity was relatively stable during 2005 and 2004, when compared to the significant prepayment activity experienced during 2003, as long-term market interest rate have been relatively stable during 2005 and 2004, with a slight increase in rates during 2005. The mortgage-related assets resulting from this prepayment activity during 2005 and 2004 will tend to not prepay as fast, as their contractual interest rates are relatively low. The slowing of the prepayment activity in turn decreased the amount of related premium amortized on these assets during 2005 and 2004, when compared to the net amortization during 2003.
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

Historically, our lending activities have emphasized one- to four-family fixed-rate first and second mortgage loans. Our growth in variable-rate mortgage loans has helped reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned on the mortgage loan will increase as prevailing market rates increase. However, the prevailing interest rate environment, and the desires of our customers, has resulted in a demand for long-term hybrid and fixed-rate first mortgage loans. This may have an adverse impact on our net interest income, particularly in a rising interest rate environment.
During 2005 our investment and mortgage-backed security purchases were generally short-term in nature in order to give us additional interest rate risk protection and offset the increases in fixed-rate first mortgage loan originations and purchases. Our mortgage-backed security purchases were primarily variable-rate or hybrid instruments, and our investment security purchases were U.S. government-sponsored agency securities with final maturities of two years or less or with step-up features. At December 31, 2005, approximately 53.6% of our mortgage-backed security portfolio was variable-rate, which we define as having a contractual rate adjustment during the life of the security, including those securities with a set initial fixed-rate period. Approximately $1.72 billion of the government-sponsored agency securities held at December 31, 2005 have step-up features, where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. The rate increases are one-half of one percent to two percent per adjustment and are fixed over the life of the security.
Our primary source of funds has been deposits, consisting primarily of time deposits and the interest-bearing High Value Checking account product, which have substantially shorter terms to maturity than our mortgage loan portfolio. We use securities sold under agreements to repurchase and FHLB advances as additional sources of funds. These borrowings are generally long-term to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk. Certain of these borrowings have call options that could shorten their maturities in a changing interest rate environment. We intend to continue to grow our borrowed funds, as part of our interest rate risk management strategy with new borrowings having maturities of ten years and initial non-call periods of one to five years. During 2005 our borrowed funds increased significantly when compared to our deposits due to the use of deposits by our customers to purchase stock in our second-step conversion and the significant competition for deposits in the New York metropolitan area.
Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Instead, our mortgage loan portfolio, the majority of which is located in New Jersey, New York and Connecticut, is subject to risks associated with the local economy. The purchases of first mortgage loans have allowed us to geographically diversify our mortgage loan portfolio in order to attempt to mitigate this concentration risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2005 and did not have any such hedging transactions in place at December 31, 2005. In the future, we may, with approval of our Board of Directors, engage in hedging transactions utilizing derivative instruments, but we have no current plans to do so.
Simulation Model. We use a simulation model as our primary means to calculate and monitor the interest rate risk inherent in our portfolio. This model reports net interest income and the present value of equity in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. We assume maturing or called instruments are reinvested into the same type of product, with the rate earned or paid reset to our currently offered rate for loans and deposits, or the current market rate for securities and borrowed funds.

Our interest-earning assets and interest-bearing liabilities are generally reported at the earlier of their maturity date or next rate reset date, subject to prepayment rates, non-maturity deposit decay rates, and the call of certain of our investment securities and borrowed funds. In the preparation of the simulation model, we are required to make certain assumptions regarding reporting changes, which are highly subjective to the current interest rate environment. The information presented in the following table is based on the following assumptions:
•	we assumed an annual prepayment rate for fixed-rate first mortgage loans of 125% of the FHLMC fixed-rate index of moderately seasoned loans and an annual prepayment rate for variable-rate first mortgage loans of 125% of the FHLMC 5 year balloon index of new loans;

•	we assumed an annual prepayment rate for our mortgage-backed securities using the prepayment index associated with the security type;

•	we reported savings accounts that had no stated maturity using decay rates (the assumed rate at which the balance of existing accounts would decline) of: 5.0% in less than six months, 5.0% in six months to one year, 5.0% in one year to two years, 5.0% in two years to three years, 10.0% in three years to five years, and 70.0% in more than five years;

•	we reported interest-bearing transaction accounts that had no stated maturity using decay rates of : 5.0% in less than six months, 5.0% in six months to one year, 10.0% in one to two years, 10.0% in two to three years, 20.0% in three years to five years, and 50.0% in more than five years;

•	we reported money market accounts that had no stated maturity using decay rates of: 2.5% in less than six months, 2.5% in six months to one year, 10.0% in one to two years, 10.0% in two to three years, 20.0% in three years to five years, and 55.0% in more than five years;

•	the model will report callable investment securities and borrowed funds at the earlier of their next call date or maturity date given the rate of the instrument in relation to the current market rate environment and the call option frequency, and the model assumed no calls of investment securities and $3.28 billion of calls of borrowed funds over the next year.
The prepayment rate on our first mortgage loans and mortgage-backed securities will fluctuate given the current market interest rate environment. We use 125% of the FHLMC index for our first mortgage loans as we hold a high percentage of jumbo loans in our portfolio, which tend to prepay faster than conforming product, and a high percentage of our loans are in the active New York metropolitan market area. Generally, prepayment rates have decreased during 2005 due to the relative stability of intermediate- and long-term market interest rates over that period. Our determination of deposit decay rates is based on historical experience with the varying non-maturity deposit types and an analysis of our current deposit base. The change in the deposit decay rates for regular savings deposits and interest-bearing transaction accounts from the decay rate used at December 31, 2004 was due to the decline in those balances during 2005 due to a shift in deposits to time deposits. The deposit decay rate assumptions are examined by a third party for reasonableness.
Prepayment rates, deposit decay rates and anticipated calls of investment securities or borrowed funds can have a significant impact on the results of the simulation model. While we believe that our assumptions are reasonable, actual future deposit decay activity, mortgage and mortgage-backed securities prepayments, and the timing of calls of federal agency bonds and borrowings may vary materially from our estimates and assumptions. Significant increases in market interest rates may tend to reduce prepayment speeds on our mortgage-related assets, as fewer borrowers refinance their loans. At the same time, deposit decay rates may tend to increase in the shorter-term periods, as depositors seek higher yielding investments elsewhere. If these trends occur, we could experience larger negative percent changes in our model results in the varying rate shock scenarios.
As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of a simultaneous and parallel interest rate change on our net interest income. The following table reports the changes to our net interest income over various interest rate change scenarios. Our internal policy sets a maximum change of 40.0% given a positive or negative 200 basis point interest rate shock.

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(8.50)%
100	(3.66)
50	(1.64)
0	—
(50)	(0.19)
(100)	(3.13)
(200)	(13.36)
As indicated in the table, the percent change in our net interest income in the positive 200 basis point shock scenario is negative 8.50% compared with negative 6.80% at December 31, 2004. The percent change in net interest in the negative 100 basis point shock scenario was negative 3.13% at December 31, 2005 compared with negative 5.81% in the negative basis 100 basis point scenario at December 31, 2004. We did not report the change in the negative 200 basis point scenario at December 31, 2004 as the results would not have been meaningful given market interest rates at that time. The negative change to net interest income in the positive change scenarios was primarily due to the expected call, and subsequent reset to higher market interest rates, of our borrowed funds. The negative change to net interest income in the negative change scenarios was primarily due to the expected call of our government-sponsored agency securities and the acceleration of the prepayment speeds on our mortgage-related assets, and the subsequent reset to lower market interest rates of the reinvested assets.
We also monitor our interest rate risk by monitoring changes in the present value of equity in the different rate environments. The present value of equity is the difference between the estimated fair value of interest rate-sensitive assets and liabilities. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed-rate, adjustable-rate, caps, floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed-rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in the market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.
The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2005. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 8.00%, a minimum present value ratio of 6.50% in the plus 200 basis point interest rate shock scenario and a minimum present value ratio of 6.00% in the minus 200 basis point scenario.

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
Change in	Dollar	Dollar	Percent	Present	Change in
Interest Rates	Amount	Change	Change	Value Ratio	Basis Points
(Basis points)	(Dollars in thousands)
200	$4,852,550	$(1,271,138)	(20.76)%	18.71%	(309)
100	5,526,081	(597,607)	(9.76)	20.45	(135)
50	5,850,832	(272,856)	(4.46)	21.21	(59)
0	6,123,688	—	—	21.80	—
(50)	6,258,319	134,631	2.20	21.96	16
(100)	5,984,036	(139,652)	(2.28)	20.95	(85)
(200)	5,012,180	(1,111,508)	(18.15)	17.57	(423)
As indicated in the table, our present value ratio in the positive 200 basis point scenario was 18.71% compared with 9.44% at December 31, 2004. The increase in the present value ratio was primarily due to the infusion of capital due to the completion of our second-step conversion and stock offering. The change in the present value ratio in the positive 200 basis point scenario was negative 309 basis points at December 31, 2005 compared with negative 307 basis points at December 31, 2004. The decreases in the present value of equity and the present value ratio in the increasing rate scenarios in the December 31, 2005 analysis were primarily due to the high percentage of fixed-rate mortgage loans, mortgage-backed securities and investment securities in our portfolio. At December 31, 2005, fixed-rate interest earning-assets were 70.3% of total interest-earning assets. This percentage of fixed-rate interest-earning assets to total interest-earning assets may have an adverse impact on our earnings in a rising rate environment, as these assets will not reprice in a rising rate environment.
The present value ratio in the negative 100 basis point change was 20.95% at December 31, 2005 compared with 11.02% in the negative 100 basis point change at December 31, 2004. The increase in the present value ratio was primarily due to the infusion of capital due to the completion of our second-step conversion and stock offering. The change in the present value ratio in the negative 100 basis point scenario was negative 85 basis points at December 31, 2005 compared with negative 149 basis points in the negative 100 basis point scenario at December 31, 2004. We did not report the change in the negative 200 basis point scenario at December 31, 2004 as the results would not have been meaningful given market interest rates at that time. The decreases in the present value of equity and the present value ratio in the increasing rate scenarios in the December 31, 2005 analysis were primarily due to the growth of our fixed-rate borrowed funds with long terms to maturity, which generally do not reprice in a decreasing rate environment.
The methods we used in simulation modeling are also inherently imprecise. This type of modeling requires that we make assumptions that may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we assume the composition of the interest rate-sensitive assets and liabilities will remain constant over the period being measured and that all interest rate shocks will be uniformly reflected across the yield curve, regardless of the duration to maturity or repricing. The table assumes that we will take no action in response to the changes in interest rates. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and, therefore, cannot be determined with precision. Accordingly, although the previous two tables may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our net interest income or present value of equity.
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
The following table, referred to as the gap table, presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. For purposes of this table, assumptions used in decay rates and prepayment activity are similar to those used in the preparation of our simulation model. Borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity date. We have excluded originated non-accrual mortgage loans of $4,312,000 and non-accrual other loans of $2,000 from the table.

	At December 31, 2005
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
			(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,145,635	$1,153,163	$1,891,448	$1,798,985	$2,504,606	$6,328,662	$14,822,499
Consumer and other loans	29,198	295	1,410	4,390	18,772	181,571	235,636
Federal funds sold	4,587	—	—	—	—	—	4,587
Mortgage-backed securities	1,178,360	1,423,167	893,377	1,098,697	1,352,854	964,042	6,910,497
FHLB stock	226,962	—	—	—	—	—	226,962
Investment securities	499,815	1,097,103	915,622	69,886	1,762,959	1,151,342	5,496,727

Total interest-earning assets	3,084,557	3,673,728	3,701,857	2,971,958	5,639,191	8,625,617	27,696,908

Interest-bearing liabilities:
Savings accounts	40,983	41,582	40,320	40,320	80,640	564,480	808,325
Interest-bearing transaction accounts	178,319	178,319	361,664	361,664	723,329	1,813,349	3,616,644
Money market accounts	8,551	8,551	34,202	34,202	68,404	188,111	342,021
Time deposits	3,116,637	1,864,214	705,092	200,195	288,130	—	6,174,268
Borrowed funds	700,000	2,525,000	—	—	250,000	7,875,000	11,350,000

Total interest-bearing liabilities	4,044,490	4,617,666	1,141,278	636,381	1,410,503	10,440,940	22,291,258

Interest rate sensitivity gap	$(959,933)	$(943,938)	$2,560,579	$2,335,577	$4,228,688	$(1,815,323)	$5,405,650

Cumulative interest rate sensitivity gap	$(959,933)	$(1,903,871)	$656,708	$2,992,285	$7,220,973	$5,405,650

Cumulative interest rate sensitivity gap as a percent of total assets	(3.42)%	(6.78)%	2.34%	10.66%	25.72%	19.25%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	76.27%	78.02%	106.70%	128.66%	160.93%	124.25%

As indicated in the gap table our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $1.90 billion compared with $1.06 billion at December 31, 2004. This represented a cumulative one-year interest rate sensitivity gap as a percent of total assets of negative 6.8% at December 31, 2005, compared with negative 5.3% at December 31, 2004. The ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year was 78.0% at December 31, 2005 compared with 78.2% at December 31, 2004. This negative gap position is expected to have an adverse impact on our net interest income in a rising interest rate environment. The change in these ratios, year-to-year, was partially due to the larger amount of anticipated calls of borrowed funds in the current year due to the rising interest rate environment and a shift of our customer deposits to time deposit maturities of less than one year, due to internal pricing strategies, from our High Value Checking account product, which had decay rate assumptions primarily in excess of one year.
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
The following table reports the amounts of contractual obligations for Hudson City as of December 31, 2005.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loan originations	$260,755	$260,755	$—	$—	$—
Mortgage loan purchases	715,445	715,445	—	—	—
Mortgage-backed security purchases	452,500	452,500	—	—	—
Operating leases	95,573	5,199	11,238	10,665	68,471

Total	$1,524,273	$1,433,899	$11,238	$10,665	$68,471

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity and overdraft lines of credit, which do not have fixed expiration dates, of approximately $82.1 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes grant date fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. We adopted this Statement effective on January 1, 2006, using the modified prospective method, based upon guidance from the Securities and Exchange Commission (“SEC”), which delayed the original effective date of July 1, 2005. We do not expect the adoption of SFAS No. 123(R) (revised 2004) will have a material impact on our financial condition or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “ Reporting Changes in Interim Financial Statements”. SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only effect Hudson City’s financial statements upon adoption of a voluntary change in accounting principle or upon adoption of a new standard that does not contain transition provisions.

In November 2005, the FASB issued FSP No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and how to measure an impairment loss. FSP No. 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. 115-1 replaces the impairment guidance in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with references to existing authoritative literature concerning other-than-temporary impairment determinations (principally SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SEC Staff Accounting Bulletin No. 59, “ Accounting for Noncurrent Marketable Equity Securities”). Under FSP No. 115-1, impairment losses must be recognized in earnings for the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP No. 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005. We do not expect our application of FSP 115-1 to have a material impact on our financial condition or results of operations.

Impact of Inflation and Changing Prices
The Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements of Hudson City Bancorp have been prepared in accordance with U.S. generally accepted accounting principles, commonly referred as GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.
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
Allowance for Loan Losses. The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain adequate allowances for loan losses. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2005. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey, New York and Connecticut. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.
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
We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, U.S. generally accepted accounting principles and regulatory guidance. We have applied this process consistently and we have made minimal changes in the estimation methods and assumptions that we have used.
During 2005, we lowered the loss factors used in our worksheet on our first mortgage loans to reflect the seasoning of the portfolio and recent charge-off and delinquency experience. We provided a minimal amount for loan losses during the first quarter of 2005, and did not provide for loan losses for the second through fourth quarters of 2005 reflecting recent low levels of charge-offs, the stability in the real estate market and the resulting stability in our overall loan quality. At December 31, 2005, the allowance for loan losses as a percentage of total loans was 0.18%, which, given the primary emphasis of our lending practices and the current market conditions, we consider to be at an acceptable level. The slight increase in the allowance for loan losses during 2005 was due to the minimal provision and net recovery during 2005.
We believe that we have established and maintained the allowance for loan losses at adequate levels. Additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.
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
Pension and Other Postretirement Benefit Assumptions. Non-contributory retirement and post-retirement defined benefit plans are maintained for certain employees, including retired employees, hired on or before July 31, 2005 who have met other eligibility requirements of the plans. The measurement date for year-end disclosure information is December 31 and the measurement date for net periodic benefit cost is January 1.
The expected cost of benefits provided under the qualified and non-qualified defined benefit retirement plans is based primarily on years of service, compensation and assumptions regarding interest rates, investment returns and life expectancy. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. Our defined pension plan met all minimum funding requirements as of December 31, 2005, based on the actuarial valuation of the plan assets and the benefit obligation. We contributed $160,000 to the plan assets in 2005. We anticipate contributing funds to the plan assets during 2006 to meet any minimum funding requirements that may become payable as a result of the actuarial valuation of plan assets and the benefit obligation in 2006.
The expected cost of benefits other than pensions provided for retired employees is actuarially determined and accrued ratably from the date of hire to the date the employee is fully eligible to receive the benefits. Participants generally become eligible for retiree health care and life insurance benefits after ten years of service.
During 2005, we enacted changes to the plans in an effort to control expenses related to the maintenance of these plans. First, we discontinued participation in both the defined pension and post-retirement health benefit plans for employees hired on or after August 1, 2005. We believe the retirement funding opportunities provided by our employee stock ownership plan and defined contribution plan, both of which generate substantial expenses for the Bank, should allow those new employees not participating in the plans to provide for their own retirement. Second, for employees who retired after December 31, 2005, we capped our contributions associated with the post-retirement health benefit plan, for years after 2007, to the contribution made during 2007. These changes had an immaterial impact on the current period expenses associated with the maintenance of these plans, but did decrease the projected and accumulated benefits obligations. We anticipate future periodic expense savings from these plan amendments due to the reduction in the benefit obligations.
We provide our actuary with certain rate assumptions used in measuring our benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s or Merrill Lynch bond indices, for reasonableness. A discount rate of 5.75% was selected for the December 31, 2005 measurement date and the 2006 expense calculation.
For our pension plan, we also assumed a rate of salary increase of 4.25% for future periods. This rate is comparable to actual salary increases experienced over prior years. We assumed a return on plan assets of

8.75% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was 1.3% for 2005.
For our post-retirement benefit plan, the assumed health care cost trend rate used to measure the expected cost of other benefits for 2005 was 10.00%. The rate was assumed to decrease gradually to 4.75% for 2013 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level.
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
We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hudson City Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
New York, New York
March 14, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hudson City Bancorp, Inc.:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Hudson City Bancorp, Inc. and subsidiary (the “Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Hudson City Bancorp, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.
New York, New York
March 14, 2006

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2005	2004
	(In thousands)
Assets:
Cash and due from banks	$97,672	$122,483
Federal funds sold	4,587	45,700

Total cash and cash equivalents	102,259	168,183

Investment securities held to maturity, market value of $1,508,055 at December 31, 2005 and $1,326,336 at December 31, 2004	1,534,216	1,334,249

Investment securities available for sale, at market value	3,962,511	1,594,639

Federal Home Loan Bank of New York stock	226,962	140,000

Mortgage-backed securities held to maturity, market value of $4,288,772 at December 31, 2005 and $3,721,029 at December 31, 2004	4,389,864	3,755,921

Mortgage-backed securities available for sale, at market value	2,520,633	1,620,708

Loans	15,062,449	11,363,039
Deferred loan costs (fees)	1,653	(8,073)
Allowance for loan losses	(27,393)	(27,319)

Net loans	15,036,709	11,327,647

Foreclosed real estate, net	1,040	878
Accrued interest receivable	140,723	97,490
Banking premises and equipment, net	49,132	36,399
Other assets	111,304	69,867

Total Assets	$28,075,353	$20,145,981

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing	$10,941,258	$11,059,798
Noninterest-bearing	442,042	417,502

Total deposits	11,383,300	11,477,300
Borrowed funds	11,350,000	7,150,000
Accrued expenses and other liabilities	140,577	115,797

Total liabilities	22,873,877	18,743,097

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued, 588,905,543 shares outstanding at December 31, 2005 and 596,777,836 shares outstanding at December 31, 2004	7,415	7,415
Additional paid-in capital	4,533,329	565,403
Retained earnings	1,759,492	1,588,792
Treasury stock, at cost; 152,561,012 shares at December 31, 2005 and 144,688,719 shares at December 31, 2004	(798,232)	(696,812)
Unallocated common stock held by the employee stock ownership plan	(234,264)	(47,552)
Unearned common stock held by the recognition and retention plan	(2,815)	(5,267)
Accumulated other comprehensive loss, net of tax	(63,449)	(9,095)

Total stockholders’ equity	5,201,476	1,402,884

Commitments and contingencies
Total Liabilities and Stockholders’ Equity	$28,075,353	$20,145,981

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans	$689,435	$539,966	$414,417
Interest and fees on consumer and other loans	10,786	8,650	8,379
Interest on mortgage-backed securities held to maturity	182,309	174,596	217,962
Interest on mortgage-backed securities available for sale	90,754	67,739	50,273
Interest on investment securities held to maturity	72,582	41,435	87
Interest and dividends on investment securities available for sale	118,635	77,879	79,992
Dividends on Federal Home Loan Bank of New York stock	9,394	3,213	4,424
Interest on federal funds sold	5,013	1,580	1,794

Total interest and dividend income	1,178,908	915,058	777,328

Interest Expense:
Interest on deposits	293,736	214,813	209,339
Interest on borrowed funds	323,038	215,253	167,015

Total interest expense	616,774	430,066	376,354

Net interest income	562,134	484,992	400,974

Provision for Loan Losses	65	790	900

Net interest income after provision for loan losses	562,069	484,202	400,074

Non-interest Income:
Service charges and other income	5,267	5,128	5,338
Gains on securities transactions, net	2,740	11,429	24,326

Total non-interest income	8,007	16,557	29,664

Non-interest Expense:
Compensation and employee benefits	83,211	79,195	68,776
Net occupancy expense	20,211	16,035	14,981
Federal deposit insurance assessment	1,656	1,644	1,564
Computer and related services	2,498	2,041	1,714
Other expense	20,127	19,433	15,492

Total non-interest expense	127,703	118,348	102,527

Income before income tax expense	442,373	382,411	327,211
Income Tax Expense	166,318	143,145	119,801

Net income	$276,055	$239,266	$207,410

Basic earnings per share	$0.49	$0.41	$0.35

Diluted earnings per share	$0.48	$0.40	$0.34

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity

					Unallocated	Unearned	Accumulated
		Additional			Common	Common	Other	Total
	Common	Paid-In	Retained	Treasury	Stock Held	Stock Held	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	by the ESOP	by the RRP	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2002	$7,415	$525,394	$1,291,960	$(465,249)	$(51,474)	$(16,253)	$24,290	$1,316,083

Comprehensive income:
Net income	—	—	207,410	—	—	—	—	207,410
Other comprehensive income:
Unrealized holding losses arising during period (net of tax of $9,065)	—	—	—	—	—	—	(15,859)	(15,859)
Reclassification adjustment for gains in net income (net of tax of $9,937)	—	—	—	—	—	—	(14,389)	(14,389)

Total comprehensive income								177,162

Declaration of dividends ($0.162 per share)	—	—	(95,627)	—	—	—	—	(95,627)
Tax benefit from stock plans	—	7,686	—	—	—	—	—	7,686
Allocation of ESOP stock	—	5,724	—	—	1,961	—	—	7,685
Vesting of RRP stock	—	(317)	—	—	—	6,790	—	6,473
Purchase of treasury stock	—	—	—	(101,057)	—	—	—	(101,057)
Exercise of stock options	—	—	(7,486)	18,447	—	—	—	10,961

Balance at December 31, 2003	7,415	538,487	1,396,257	(547,859)	(49,513)	(9,463)	(5,958)	1,329,366

Comprehensive income:
Net income	—	—	239,266	—	—	—	—	239,266
Other comprehensive income:
Unrealized holding gains arising during period (net of tax of $2,503)	—	—	—	—	—	—	3,623	3,623
Reclassification adjustment for gains in net income (net of tax of $4,669)	—	—	—	—	—	—	(6,760)	(6,760)

Total comprehensive income								236,129

Declaration of dividends ($0.218 per share)	—	—	(40,482)	—	—	—	—	(40,482)
Tax benefit from stock plans	—	20,880	—	—	—	—	—	20,880
Allocation of ESOP stock	—	8,544	—	—	1,961	—	—	10,505
Purchase of RRP stock	—	—	—	—	—	(7,299)	—	(7,299)
Vesting of RRP stock	—	(2,508)	—	—	—	11,495	—	8,987
Purchase of treasury stock	—	—	—	(161,662)	—	—	—	(161,662)
Exercise of stock options	—	—	(6,249)	12,709	—	—	—	6,460

Balance at December 31, 2004	7,415	565,403	1,588,792	(696,812)	(47,552)	(5,267)	(9,095)	1,402,884

Comprehensive income:
Net income	—	—	276,055	—	—	—	—	276,055
Other comprehensive income:
Unrealized holding losses arising during period (net of tax of $35,884)	—	—	—	—	—	—	(51,958)	(51,958)
Reclassification adjustment for gains in net income (net of tax of $1,119)	—	—	—	—	—	—	(1,621)	(1,621)
Minimum pension liability adjustment	—	—	—	—	—	—	(775)	(775)

Total comprehensive income								221,701

Common stock offering	—	3,953,001	—	—	—	—	—	3,953,001
Declaration of dividends ($0.268 per share)	—	—	(102,103)	—	—	—	—	(102,103)
Tax benefit from stock plans	—	9,431	—	—	—	—	—	9,431
Purchase of ESOP stock	—	—	—	—	(189,348)	—	—	(189,348)
Allocation of ESOP stock	—	5,632	—	—	2,636	—	—	8,268
Purchase of RRP stock	—	—	—	—	—	(1,290)	—	(1,290)
Vesting of RRP stock	—	(138)	—	—	—	3,742	—	3,604
Purchase of treasury stock	—	—	—	(107,499)	—	—	—	(107,499)
Exercise of stock options	—	—	(3,252)	6,079	—	—	—	2,827

Balance at December 31, 2005	$7,415	$4,533,329	$1,759,492	$(798,232)	$(234,264)	$(2,815)	$(63,449)	$5,201,476

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows from Operating Activities:
Net income .	$276,055	$239,266	$207,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	10,197	24,129	44,497
Provision for loan losses	65	790	900
Gains on net securities transactions	(2,740)	(11,429)	(24,326)
Allocation of stock for employee benefit plans	11,872	19,492	14,158
Deferred tax benefit	(6,505)	(6,912)	(6,392)
Net proceeds from sale of foreclosed real estate	1,588	2,509	3,144
Increase in accrued interest receivable	(43,233)	(17,270)	(10,972)
Decrease in other assets	2,070	6,418	2,606
Increase in accrued expenses and other liabilities	24,005	15,583	8,565
Tax benefit from stock plans	9,431	20,880	7,686

Net Cash Provided by Operating Activities	282,805	293,456	247,276

Cash Flows from Investing Activities:
Originations of loans	(2,194,774)	(1,464,641)	(2,271,148)
Purchases of loans	(3,676,260)	(3,122,409)	(3,205,249)
Payments on loans	2,154,125	2,016,447	3,630,638
Principal collection of mortgage-backed securities held to maturity	960,630	1,445,507	3,387,605
Proceeds from sales of mortgage-backed securities held to maturity	—	—	68,652
Purchases of mortgage-backed securities held to maturity	(1,604,473)	(921,765)	(3,038,153)
Principal collection of mortgage-backed securities available for sale	499,387	282,901	410,316
Proceeds from sales of mortgage-backed securities available for sale	230,632	510,496	1,329,731
Purchases of mortgage-backed securities available for sale	(1,675,428)	(1,278,921)	(1,489,154)
Proceeds from maturities and calls of investment securities held to maturity	100,043	436,770	40
Purchases of investment securities held to maturity	(300,000)	(1,769,643)	—
Proceeds from maturities and calls of investment securities available for sale	1,600,029	986,343	1,332,222
Proceeds from sales of investment securities available for sale	9,980	—	50,557
Purchases of investment securities available for sale	(4,008,680)	(337,306)	(3,089,474)
Purchases of Federal Home Loan Bank of New York stock	(104,162)	—	(27,350)
Redemption of Federal Home Loan Bank of New York stock	17,200	24,850	—
Purchases of premises and equipment, net	(18,566)	(9,023)	(2,149)

Net Cash Used in Investment Activities	(8,010,317)	(3,200,394)	(2,912,916)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(94,000)	1,023,520	1,315,151
Proceeds from borrowed funds	5,125,000	3,750,000	2,025,000
Principal payments on borrowed funds	(925,000)	(1,750,000)	(475,000)
Cash proceeds from the common stock offering — net	3,953,001	—	—
Dividends paid	(102,103)	(40,482)	(95,627)
Purchases of stock by the ESOP	(189,348)	—	—
Purchases of stock by the RRP	(1,290)	(7,299)	—
Purchases of treasury stock	(107,499)	(161,662)	(101,057)
Exercise of stock options	2,827	6,460	10,961

Net Cash Provided by Financing Activities	7,661,588	2,820,537	2,679,428

Net (Decrease) Increase in Cash and Cash Equivalents	(65,924)	(86,401)	13,788

Cash and Cash Equivalents at Beginning of Year	168,183	254,584	240,796

Cash and Cash Equivalents at End of Year	$102,259	$168,183	$254,584

Supplemental Disclosures:
Interest paid	$599,037	$422,862	$373,234

Income taxes paid	$167,200	$133,800	$122,535

See accompanying notes to consolidated financial statements.

1. Summary of Significant Accounting Policies
     a) Basis of Presentation
The following are the significant accounting and reporting policies applied by Hudson City Bancorp, Inc. (“Hudson City Bancorp”) and its wholly-owned subsidiary, Hudson City Savings Bank (“Hudson City Savings”), in the preparation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated in consolidation. As used in these consolidated financial statements, “Hudson City” refers to Hudson City Bancorp, Inc. and its consolidated subsidiary, depending on the context.
Hudson City Bancorp is a Delaware corporation organized in March 1999 by Hudson City Savings in connection with the conversion and reorganization of Hudson City Savings from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure. Prior to June 7, 2005, a majority of Hudson City Bancorp’s common stock was owned by Hudson City, MHC, a mutual holding company. On June 7, 2005, Hudson City Bancorp completed a second-step conversion and related common stock offering which culminated with Hudson City, MHC merging into Hudson City Bancorp. All prior share and per share data, and the balances in the common stock and the additional paid-in capital accounts for periods prior to June 7, 2005 have been adjusted to reflect the 3.206 to 1 stock split effected as part of the second-step conversion and stock offering. See Note 2.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income for the period. Actual results could differ from these estimates.
     b) Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items such as unrealized gains and losses on securities available for sale, net of tax and minimum pension liabilities. Comprehensive income is presented in the consolidated statements of changes in stockholders’ equity.
     c) Statements of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Transfers of loans to foreclosed real estate of $1,750,000, $2,348,000 and $2,994,000 for the years ended December 31, 2005, 2004 and 2003, respectively, did not result in cash receipts or cash payments.
     d) Investment Securities
Investment securities are classified as either held to maturity or available for sale. Investment securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Amortization and accretion is reflected as an adjustment to interest income over the life of the security using the effective interest method. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income, which is included in stockholders’ equity. Realized gains and losses are recognized when securities are sold or called using the specific identification method. The estimated fair market value of all investment securities is determined by use of quoted market prices.
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
Mortgage-backed securities are classified as either held to maturity or available for sale. Mortgage-backed securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Amortization and accretion is reflected as an adjustment to interest income over the life of the security using the effective yield method. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income or loss, which is included in stockholders’ equity. Realized gains and losses are recognized when securities are sold using the specific identification method. The estimated fair market value of these securities is determined by use of quoted market prices.
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
     g) Loans
Loans are stated at their principal amounts outstanding. Interest income on loans is accrued and credited to income as earned. Net loan origination fees and broker costs are deferred and amortized to interest income over the life of the loan using the effective interest method. Purchased loans are stated at their principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is reflected in interest income over the life of the purchased loan using the effective interest method.
A loan is considered delinquent when we have not received a payment within 30 days of its contractual due date. The accrual of income on loans that do not carry private mortgage insurance or are not guaranteed by a federal agency is generally discontinued when interest or principal payments are 90 days in arrears or when the timely collection of such income is doubtful. Loans on which the accrual of income has been discontinued are designated as non-accrual loans and outstanding interest previously credited is reversed. It is recognized subsequently in the period collected or when the ultimate collection of principal is no longer in doubt. A non-accrual loan is returned to accrual status when factors indicating doubtful collection no longer exist.

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
     h) Allowance for Loan Losses
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain adequate allowances for loan losses. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2005. We are one of the largest jumbo residential mortgage lenders in New Jersey and one of the largest buyers of jumbo mortgages nationally. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey, New York and Connecticut. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history and delinquency trends. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy and loan portfolio growth.
We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, U.S. generally accepted accounting principles and regulatory guidance. We have applied this process consistently and we have made minimal changes in the estimation methods and assumptions that we have used.

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
     l) Employee Benefit Plans
Hudson City maintains certain noncontributory retirement and postretirement benefit plans, which cover employees hired prior to August 1, 2005 who have met the eligibility requirements of the plans. Certain health care and life insurance benefits are provided for retired employees. The expected cost of benefits provided for retired employees is actuarially determined and accrued ratably from the date of hire to the date the employee is fully eligible to receive the benefits.
The employee stock ownership plan (“ESOP”) is accounted for in accordance with the provisions of Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.”

The funds borrowed by the ESOP from Hudson City Bancorp to purchase Hudson City Bancorp common stock are being repaid from Hudson City Savings’ contributions and dividends paid on unallocated ESOP shares over a period of up to 40 years. Hudson City common stock not allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the average price of our stock during each quarter.
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
Had expense for Hudson City’s stock option plans been determined based on the fair value at the grant date for our stock options consistent with the method of SFAS No. 123, our net income and earnings per share for all expenses related to stock options and stocks granted in our recognition and retention plans would have been reduced to the pro forma amounts that follow:

	2005	2004	2003
	(In thousands, except per share data)
Net income, as reported	$276,055	$239,266	$207,410
Add: expense recognized for the recognition and retention plans, net of related tax effect	2,249	5,623	4,103
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	(3,738)	(8,939)	(6,529)

Pro forma net income	$274,566	$235,950	$204,984

Basic earnings per share:
As reported	$0.49	$0.41	$0.35
Pro forma	0.48	0.41	0.35

Diluted earnings per share:
As reported	$0.48	$0.40	$0.34
Pro forma	0.47	0.40	0.34
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2005	2004	2003
Expected dividend yield	2.23%	1.69%	2.24%
Expected volatility	21.57	19.66	24.71
Risk-free interest rate	3.64	3.05	2.98
Expected option life	5 years	5 years	5 years

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
Hudson City has also obtained advances from the FHLB, which are generally secured by a blanket lien against our mortgage portfolio. Total borrowings with the FHLB are generally limited to approximately twenty times the amount of FHLB stock owned or the fair value of our mortgage portfolio, whichever is greater.
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
In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding includes the ESOP shares previously allocated to participants and shares committed to be released for allocation to participants and the RRP shares which have vested or have been allocated to participants. ESOP and RRP shares that have been purchased but have not been committed to be released have not been considered in computing basic and diluted earnings per share.
2. Plan of Conversion and Reorganization
On June 7, 2005, Hudson City Bancorp, Hudson City Savings and Hudson City, MHC reorganized from a two-tier mutual holding company structure to a stock holding company structure, and Hudson City Bancorp completed a stock offering, all in accordance with a Plan of Conversion and Reorganization (the “Plan”). Under the terms of the Plan, Hudson City, MHC, which owned 65.77% of the outstanding common stock of Hudson City Bancorp immediately prior to the conversion, merged into Hudson City Bancorp and the shares of Hudson City Bancorp common stock owned by Hudson City, MHC were cancelled. Hudson City Bancorp sold 392,980,580 shares of common stock at a price of $10.00 per share raising approximately $3.93 billion. After related costs of $125.0 million, net proceeds from the stock offering amounted to $3.80 billion. The amount reported in the Consolidated Statements of Changes in Stockholders’ Equity reflects the $145.8 million consolidation of the deposit of Hudson City, MHC. In accordance with the Plan, we also effected a stock split pursuant to which each share of common stock outstanding or held as treasury stock before completion of the offering was split into 3.206 shares. Hudson City Bancorp contributed $3.00 billion of the net proceeds from the offering to Hudson City Savings Bank.
3. Stockholders’ Equity
Upon completion of the second-step conversion, Hudson City Bancorp established a “liquidation account” in an amount equal to the total equity of Hudson City Savings as of the latest practicable date prior to the second-step conversion. The liquidation account was established to provide a limited priority claim to the assets of Hudson City Savings to “eligible account holders” and “supplemental eligible account holders”, as defined in the Plan, who continue to maintain deposits in Hudson City Savings after the second-step conversion. In the unlikely event of a complete liquidation of Hudson City Savings at a time when Hudson City Savings has a positive net worth, and only in such event, each eligible account holder and supplemental eligible account holder would be entitled to receive a liquidation distribution, prior to any payment to the stockholders of Hudson City Bancorp. This distribution would be based upon each eligible account holder’s and supplemental account holder’s proportionate share of the then total remaining qualifying deposits. In the unlikely event of a complete liquidation of Hudson City Savings and Hudson City Bancorp does not have sufficient assets (other than the stock of Hudson City Savings) to fund the obligation under the liquidation account, Hudson City Savings will fund the remaining obligation as if Hudson City Savings had established the liquidation account rather than Hudson City Bancorp; provided, however, that this obligation of Hudson City Savings to fund the liquidation account on behalf of Hudson City Bancorp will not become effective until three years following the completion of the second-step conversion. Any assets remaining after the liquidation rights of eligible account holders and supplemental eligible account holders are satisfied would be distributed to Hudson City Bancorp as the sole stockholder of Hudson City Savings.
Under our stock repurchase programs shares of Hudson City Bancorp may be purchased in the open market or through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the years ended December 31, 2005 and 2004, we purchased 9,119,768 and 14,716,187 shares of our common stock at an aggregate cost of $107.5 and $161.7 million, respectively. At December 31, 2005, there were 21,017,000 shares remaining to be repurchased under our existing stock repurchase program.
On July 1, 2005, Hudson City Bancorp signed an agreement with the independent trustee of the Hudson City Savings Bank Employee Stock Ownership Plan (“ESOP”), which provided a commitment to lend funds to allow the trustee to purchase up to 15,719,223 shares of Hudson City Bancorp common stock. The independent trustee purchased these shares during the third quarter of 2005 at an average price of $12.05 per share. The loan will be repaid and the shares purchased will be allocated to employees over a forty-year period.
4. Restrictions on Cash and Due From Banks
Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on deposits. The average amount of the reserves on deposit for the years ended December 31, 2005 and 2004 was approximately $9,540,000 and $26,281,000, respectively.

5. Investment Securities
The amortized cost and estimated fair market value of investment securities at December 31 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
2005
Held to Maturity:
United States government-sponsored agencies	$1,533,050	$—	$(26,185)	$1,506,865
Municipal bonds	1,166	24	—	1,190

Total held to maturity	$1,534,216	$24	$(26,185)	$1,508,055

Available for Sale:
United States government-sponsored agencies	$4,022,316	$—	$(60,138)	$3,962,178
Corporate bonds	67	—	—	67
Equity securities	168	98	—	266

Total available for sale	$4,022,551	$98	$(60,138)	$3,962,511

2004
Held to Maturity:
United States government-sponsored agencies	$1,333,018	$1,144	$(9,108)	$1,325,054
Municipal bonds	1,231	51	—	1,282

Total held to maturity	$1,334,249	$1,195	$(9,108)	$1,326,336

Available for Sale:
United States government-sponsored agencies	$1,597,351	$919	$(13,886)	$1,584,384
Corporate bonds	74	1	(1)	74
Equity securities	10,168	63	(50)	10,181

Total available for sale	$1,607,593	$983	$(13,937)	$1,594,639

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2005 and 2004, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2005 and 2004.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
2005
United States government-sponsored agencies	$4,174,994	$43,833	$1,294,049	$42,490	$5,469,043	$86,323

2004
United States government-sponsored agencies	$1,543,473	$18,231	$216,626	$4,763	$1,760,099	$22,994
Corporate bonds	66	1	—	—	66	1
Equity securities	9,950	50	—	—	9,950	50

Total	$1,553,489	$18,282	$216,626	$4,763	$1,770,115	$23,045

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
The amortized cost and estimated fair market value of investment securities held to maturity and available for sale at December 31, 2005, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

		Estimated
	Amortized	Fair Market
	Cost	Value
	(In thousands)
Held to Maturity
Due after one year through five years	$475,610	$468,368
Due after five years through ten years	437,084	430,180
Due after ten years	621,522	609,507

Total held to maturity	$1,534,216	$1,508,055

Available for Sale
Due in one year or less	$500,005	$496,652
Due after one year through five years	2,940,885	2,901,231
Due after five years through ten years	581,493	564,362

Total available for sale	$4,022,383	$3,962,245

Interest and dividend income for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
	(In thousands)
United States government-sponsored agencies	$191,133	$118,653	$79,411
Municipal bonds	75	83	87
Corporate bonds	4	4	7
Equity securities	5	574	574

Total interest and dividend income	$191,217	$119,314	$80,079

Gross realized losses on sales of investment securities available for sale during 2005 were $20,000. Gross realized gains on calls of investment securities available for sale during 2005 were $22,000. There were no gains or losses from investment securities transactions during 2004. Gross realized gains on sales of investment securities available for sale during 2003 were $537,000. The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $15,205,000 and $15,509,000 at December 31, 2005 and 2004, respectively.

6. Mortgage-Backed Securities
The amortized cost and estimated fair market value of mortgage-backed securities at December 31 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
2005
Held to Maturity:
GNMA pass-through certificates	$293,680	$1,089	$(437)	$294,332
FNMA pass-through certificates	2,535,361	2,685	(48,944)	2,489,102
FHLMC pass-through certificates	1,108,195	758	(26,389)	1,082,564
FHLMC and FNMA — REMICs	452,628	13	(29,867)	422,774

Total held to maturity	$4,389,864	$4,545	$(105,637)	$4,288,772

Available for Sale:
GNMA pass-through certificates	$1,726,111	$72	$(26,051)	$1,700,132
FNMA pass-through certificates	683,604	—	(17,119)	666,485
FHLMC pass-through certificates	156,835	—	(2,819)	154,016

Total available for sale	$2,566,550	$72	$(45,989)	$2,520,633

2004
Held to Maturity:
GNMA pass-through certificates	$416,665	$5,453	$(86)	$422,032
FNMA pass-through certificates	2,017,165	9,923	(9,297)	2,017,791
FHLMC pass-through certificates	561,095	1,296	(8,050)	554,341
FHLMC, FNMA and GNMA-REMICs	760,996	132	(34,263)	726,865

Total held to maturity	$3,755,921	$16,804	$(51,696)	$3,721,029

Available for Sale:
GNMA pass-through certificates	$504,812	$1,196	$(2,169)	$503,839
FNMA pass-through certificates	747,252	812	(4,684)	743,380
FHLMC pass-through certificates	371,066	2,852	(429)	373,489

Total available for sale	$1,623,130	$4,860	$(7,282)	$1,620,708

The following tables summarize the fair value and unrealized losses of those mortgage-backed securities which reported an unrealized loss at December 31, 2005 and 2004, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2005 and 2004.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
2005
GNMA pass-through certificates	$1,693,276	$25,640	$51,814	$848	$1,745,090	$26,488
FNMA pass-through certificates	2,837,631	64,306	49,552	1,757	2,887,183	66,063
FHLMC pass-through certificates	1,107,426	28,086	42,889	1,122	1,150,315	29,208
FHLMC and FNMA — REMIC’s	401,538	29,361	20,192	506	421,730	29,867

Total	$6,039,871	$147,393	$164,447	$4,233	$6,204,318	$151,626

2004
GNMA pass-through certificates	$320,069	$2,255	$—	$—	$320,069	$2,255
FNMA pass-through certificates	1,575,778	9,462	196,579	4,519	1,772,357	13,981
FHLMC pass-through certificates	223,234	1,597	244,757	6,882	467,991	8,479
FHLMC and FNMA — REMIC’s	23,720	174	699,272	34,089	722,992	34,263

Total	$2,142,801	$13,488	$1,140,608	$45,490	$3,283,409	$58,978

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
The amortized cost and estimated fair market value of mortgage-backed securities held to maturity and available for sale at December 31, 2005, by contractual maturity, are shown below.

		Estimated
	Amortized	Fair Market
	Cost	Value
	(In thousands)
Held to Maturity
Due in one year or less	$81	$82
Due after one year through five years	12,404	12,745
Due after five years through ten years	4,857	5,057
Due after ten years	4,372,522	4,270,888

Total held to maturity	$4,389,864	$4,288,772

Available for Sale
Due after ten years	2,566,550	2,520,633

Total available for sale	$2,566,550	$2,520,633

Gross realized gains on sales of mortgage-backed securities available for sale were $ 2,738,000 during 2005 and $11,429,000 during 2004. Gross realized gains on sales of mortgage-backed securities available for sale and mortgage-backed securities held to maturity during 2003 were $19,727,000 and $4,062,000, respectively.
7. Loans and Allowance for Loan Losses
Loans at December 31 are summarized as follows:

	2005	2004
	(In thousands)
First mortgage loans:
One- to four-family	$14,780,819	$11,120,874
FHA/VA	43,672	81,915
Multi-family and commercial	2,320	3,000

Total first mortgage loans	14,826,811	11,205,789

Consumer and other loans:
Fixed–rate second mortgages	205,826	127,737
Home equity credit lines	29,150	28,929
Other	662	584

Total consumer and other loans	235,638	157,250

Total loans	$15,062,449	$11,363,039

At December 31, 2005, approximately 63% of the mortgage loan portfolio was secured by real estate located in the State of New Jersey, New York and Connecticut. Additionally, the States of Virginia, Illinois, Massachusettes and Maryland each account for approximately 4% to 7% of our total mortgage portfolio. The ultimate ability to collect the loan portfolio and realize the carrying value of real estate is subject to changes in the real estate market and future economic conditions. There are no loans classified as impaired at December 31, 2005.
The following is a comparative summary of loans on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified non-accrual at December 31:

	2005	2004
	(In thousands)
Non-accrual loans	$9,651	$6,057
Accruing loans delinquent 90 days or more	9,661	15,550

Total non-performing loans	$19,312	$21,607

The total amount of interest income received during the year on non-accrual loans outstanding and additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms is immaterial. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

An analysis of the allowance for loan losses at December 31 follows:

	2005	2004	2003
	(In thousands)
Balance at beginning of year	$27,319	$26,547	$25,501

Charge-offs	(10)	(20)	(96)
Recoveries	19	2	242

Net recoveries (charge-offs)	9	(18)	146

Provision for loan losses	65	790	900

Balance at end of year	$27,393	$27,319	$26,547

8. Banking Premises and Equipment, net
A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

	2005	2004
	(In thousands)
Land	$5,215	$5,215
Buildings	34,199	32,378
Leasehold improvements	23,435	15,493
Furniture, fixtures and equipment	53,722	44,955

Total acquisition cost	116,571	98,041

Accumulated depreciation and amortization	(67,439)	(61,642)

Total banking premises and equipment, net	$49,132	$36,399

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $5,833,000, $3,978,000 and $3,520,000 in 2005, 2004 and 2003, respectively.
Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business.

Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year	Amount
(In thousands)
2006	$5,199
2007	5,670
2008	5,568
2009	5,462
2010	5,203
Thereafter	68,471

Total	$95,573

Net occupancy expense included gross rental expense for certain bank premises of $5,566,000 in 2005, $4,279,000 in 2004 and $3,810,000 in 2003, and rental income of $301,000, $358,000 and $603,000 for the respective years.
9. Deposits
Deposits at December 31 are summarized as follows:

	2005		2004
	Balance	Percent	Balance	Percent
		(Dollars in thousands)
Savings	$808,325	7.10%	$931,783	8.12%
Noninterest-bearing demand	442,042	3.88	417,502	3.64
Interest-bearing transaction	3,616,644	31.77	4,290,099	37.38
Money market	342,021	3.00	564,700	4.92
Time deposits	6,174,268	54.25	5,273,216	45.94

Total deposits	$11,383,300	100.00%	$11,477,300	100.00%

Time deposits of $100,000 and over amounted to $1,378,340,000 and $886,079,000 at December 31, 2005 and 2004, respectively. Interest expense on time deposits of $100,000 and over for the years ended December 31, 2005, 2004 and 2003 was $30,690,000, $18,182,000 and $20,078,000, respectively. Included in noninterest-bearing demand accounts are mortgage escrow deposits of $60,506,000 and $54,115,000 at December 31, 2005 and 2004, respectively.
Scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2006	$4,980,851
2007	705,092
2008	200,195
2009	184,795
2010	103,335

Total	$6,174,268

10. Borrowed Funds
Borrowed funds at December 31 are summarized as follows:

	2005		2004
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
		(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$850,000	4.96%	$950,000	4.73%
Other brokers	7,050,000	3.45	4,350,000	3.11

Total securities sold under agreements to repurchase	7,900,000	3.61	5,300,000	3.40

Advances from the FHLB	3,450,000	3.95	1,850,000	3.81

Total borrowed funds	$11,350,000	3.72	$7,150,000	3.51

At December 31, 2005, borrowed funds had scheduled maturities and potential call dates as follows:

	Borrowings by Scheduled		Borrowings by Next
	Maturity Date as of		Potential Call Date as of
	December 31, 2005		December 31, 2005
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)
2006	$—	—%	$4,175,000	3.77%
2007	—	—	2,650,000	3.27
2008	—	—	2,975,000	3.87
2009	—	—	900,000	3.81
2010	300,000	5.68	350,000	4.01
2011	775,000	4.79	300,000	4.89
2012	1,450,000	4.06	—	—
2013	850,000	3.81	—	—
2014	2,850,000	2.84	—	—
2015	5,125,000	3.82	—	—

Total	$11,350,000	3.72	$11,350,000	3.72

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, the average balances and the maximum outstanding at any month-end at or for the years ended December 31, 2005 and 2004 are as follows:

	At or for the year ended
	December 31,
	2005	2004	2003
	(In thousands)
Amortized cost of collateral:
United States government-sponsored agency securities	$2,849,947	$2,030,978	$615,806
Mortgage-backed securities	5,224,648	3,198,768	2,369,058
REMICs	356,579	455,598	495,074

Total amortized cost of collateral	$8,431,174	$5,685,344	$3,479,938

Fair value of collateral:
United States government-sponsored agency securities	$2,778,462	$2,008,710	$604,397
Mortgage-backed securities	5,119,225	3,188,386	2,387,457
REMICs	332,532	434,249	478,192

Total fair value of collateral	$8,230,219	$5,631,345	$3,470,046

Average balance of outstanding repurchase agreements during the year	$6,447,560	$4,182,197	$2,253,025

Maximum balance of outstanding repurchase agreements at any month-end during the year	$7,900,000	$5,300,000	$3,200,000

Average cost of securities sold under agreements to repurchase	3.52%	3.41%	4.26%

The average balances of our advances from the FHLB during 2005 and 2004 were $2.47 billion and $1.92 billion, respectively, and the maximum FHLB advances outstanding during 2005 and 2004 were $3.45 billion and $1.95 billion, respectively.
11. Employee Benefit Plans
     a) Retirement and Other Postretirement Benefits
Non-contributory retirement and postretirement plans are maintained to cover employees hired prior to August 1, 2005, including retired employees, who have met the eligibility requirements of the plans. Benefits under the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and compensation. In 2005, participation in the non-contributory retirement plan was restricted to those employees hired on or before July 31, 2005. Employees hired on or after August 1, 2005 will not participate in the plan. Also in 2005, the plan for post-retirement benefits, other than pensions, was changed to restrict participation to those employees hired on or before July 31, 2005, and placed a cap on the premium value of the non-contributory coverage provided at the 2007 premium rate, beginning in 2008, for those eligible employees who retire after December 31, 2005.
Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and had a projected benefit obligation of $7,484,000 at December 31, 2005 and $6,396,000 at December 31, 2004. Certain health care and life insurance benefits are provided to eligible retired employees (“other benefits”). Participants generally become eligible for retiree health care and life insurance benefits after ten years of service. The measurement date for year-end disclosure information is December 31 and the measurement date for net periodic benefit cost is January 1.
The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

	Retirement Plans		Other Benefits
	2005	2004	2005	2004
		(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$83,268	$73,753	$46,396	$41,464
Service cost	3,048	2,945	1,921	2,120
Interest cost	4,784	4,527	2,492	2,318
Plan amendments	1,884	—	(28,171)	—
Participant contributions	—	—	40	25
Reduction due to Medicare Prescription Plan	—	—	—	(5,399)
Actuarial (gain) loss	(176)	4,185	15,003	7,415
Benefits paid	(2,715)	(2,142)	(1,427)	(1,547)

Benefit obligation at end of year	90,093	83,268	36,254	46,396

Change in Plan Assets:
Fair value of plan assets at beginning of year	78,901	76,066	—	—
Actual return on plan assets	3,411	4,974	—	—
Employer contribution	493	3	1,387	1,522
Participant contributions	—	—	40	25
Benefits paid	(2,715)	(2,142)	(1,427)	(1,547)

Fair value of plan assets at end of year	80,090	78,901	—	—

Funded Status	(10,003)	(4,367)	(36,254)	(46,396)
Unrecognized prior service cost	1,874	15	(27,193)	—
Unrecognized net actuarial loss (gain)	15,851	13,098	15,615	1,232

Prepaid (accrued) benefit cost	$7,722	$8,746	$(47,832)	$(45,164)

In 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). Effective July 1, 2004, Hudson City adopted FASB Staff Position 106-2, which requires companies to recognize the effects of the Medicare Act. The effect of the Medicare Act reduced the accumulated postretirement benefit obligation by $5,399,000 as of January 1, 2004. In addition, the Medicare Act reduced the net periodic benefit cost by $802,000 and $684,000 for the years ended December 31, 2005 and 2004, respectively.

Amounts recognized in the consolidated statements of financial condition consist of:

	Retirement Plans		Other Benefits
	2005	2004	2005	2004
		(In thousands)
Prepaid benefit cost	$13,090	$13,763	$—	$—
Accrued benefit cost	(5,368)	(5,017)	(47,832)	(45,164)
Minimum pension liability	(775)	—	—	—

Net amount recognized	$6,947	$8,746	$(47,832)	$(45,164)

The accumulated benefit obligation for all defined benefit retirement plans was $76,096,000 and $71,137,000 at December 31, 2005 and 2004, respectively.
Net periodic benefit cost (income) for the year ended December 31 included the following components:

	Retirement Plans			Other Benefits
	2005	2004	2003	2005	2004	2003
			(In thousands)
Service cost	$3,048	$2,945	$2,709	$1,921	$2,120	$1,643
Interest cost	4,784	4,527	4,270	2,492	2,318	1,958
Expected return on assets	(6,774)	(6,532)	(5,286)	—	—	—
Amortization of:
Net loss (gain)	435	59	528	621	(40)	(368)
Unrecognized prior service cost	25	(16)	(16)	(978)	—	—
Unrecognized remaining net assets	—	—	—	—	—	—

Net periodic benefit cost	$1,518	$983	$2,205	$4,056	$4,398	$3,233

The following are the weighted average assumptions used to determine net periodic benefit cost for the period ended December 31:

	Retirement Plans			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.25%	6.50%	5.75%	6.25%	6.50%
Expected return on assets	8.75	8.75	8.75	—	—	—
Rate of compensation increase	4.25	4.75	5.00	—	—	—
The following are the weighted-average assumptions used to determine benefit obligations at December 31:

	Retirement Plans		Other Benefits
	2005	2004	2005	2004
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	4.25	4.25	—	—

The overall expected return on assets assumption is based on the historical performance of the pension fund. The average return over the past ten years was determined for the market value of assets, which is the value used in the calculation of annual net periodic benefit cost.
The assumed health care cost trend rate used to measure the expected cost of other benefits for 2006 was 10.00%. The rate was assumed to decrease gradually to 4.75% for 2013 and remain at that level thereafter. A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service cost and interest cost	$48	$(49)
Effect on other benefit obligations	1,249	(1,185)
The retirement plan’s weighted-average asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	Plan Assets
	at December 31,
Asset Category	2005	2004
Equity securities	60.2%	59.0%
Fixed Income	25.2	37.0
Cash	14.6	4.0

Total	100.0%	100.0%

Equity securities include Hudson City Bancorp, Inc. common stock in the amount of $8.5 million (10.6% of total plan assets) as of December 31, 2005, and $8.0 million (10.1% of total plan assets) as of December 31, 2004. This stock was purchased for an aggregate amount of $6.0 million from a contribution by Hudson City in July 2003. Our plan may not purchase our common stock if the fair value of our common stock held by the plan equals or exceeds 10% of the fair value of plan assets. We review with the plan administrator the rebalancing of plan assets if the fair value our common stock held by the plan exceeds 20% of the fair value of the total plan assets.
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
We contributed $160,000 to the plan assets in 2005. We anticipate contributing funds to the plan assets during 2006 to meet any minimum funding requirements that may become payable as a result of the actuarial valuation of plan assets and the benefit obligation in 2006.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid under the current provisions of the plans. The expected payments reported as other benefits reflect the Medicare subsidy.

	Retirement	Other
	Plans	Benefits
	(In thousands)
2006	$3,602	$1,661
2007	3,731	1,798
2008	3,938	1,968
2009	4,250	2,155
2010	4,404	2,289
2011 through 2015	28,922	13,994
     b) Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in Hudson City common stock that provides employees with the opportunity to receive an employer-funded retirement benefit based primarily on the value of Hudson City common stock. The ESOP was authorized to purchase 27,879,000 shares following our initial public offering and an additional 15,719,000 shares following our second-step conversion. The ESOP administrator did purchase, in aggregate, 43,598,000 shares of Hudson City common stock at an average price of $5.69 per share with loans from Hudson City Bancorp.
The combined outstanding loan principal at December 31, 2005 was $241.0 million. Those shares purchased were pledged as collateral for the loan and are released from the pledge for allocation to participants as loan payments are made. The loan will be repaid and the shares purchased will be allocated to employees in equal installments of shares over a forty-year period.
At December 31, 2005, shares allocated to participants were 6,073,404. For the plan year ending December 31, 2006, there are 962,185 shares that are committed to be released and will be allocated to participants at the end of the plan year. Unallocated ESOP shares held in suspense totaled 37,525,195 at December 31, 2005 and had a fair market value of $454.8 million. ESOP compensation expense for the years ended December 31, 2005, 2004 and 2003 was $11,119,000, $10,505,000 and $7,685,000, respectively.
The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP’s loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan. Compensation expense related to this plan amounted to $6,560,000 in 2005, $4,173,000 in 2004 and $5,018,000 in 2003.
     c) Recognition and Retention Plans
The purpose of the RRP is to promote the growth and profitability of Hudson City Bancorp by providing directors, officers and employees with an equity interest in Hudson City Bancorp as an incentive to achieve corporate goals. The RRP have invested money primarily in shares of Hudson City common stock that were used to make restricted stock awards.
The RRP were authorized, in the aggregate, to purchase not more than 14,901,000 shares of common stock, and have purchased 14,887,855 shares on the open market at an average price of $2.91 per share.
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2005, common stock that had not been awarded totaled 13,625 shares. Expense attributable to the RRP amounted to $3,604,000 for the year 2005, $8,987,000 for 2004 and $6,473,000 for 2003.
A summary of the status of the granted, but unvested shares under the RRP as of December 31, and changes during those years, is presented below:

	Restricted Stock Awards
	2005	2004	2003
Outstanding at beginning of year	2,973,759	5,601,236	8,212,202
Granted	150,682	762,868	52,899
Vested	(2,172,680)	(3,390,345)	(2,663,865)

Outstanding at end of year	951,761	2,973,759	5,601,236

     d) Stock Option Plans
Each stock option granted entitles the holder to purchase one share of Hudson City’s common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options granted generally vest over a five year period from the date of grant and will expire no later than 10 years following the grant date. Under the Hudson City stock option plans, 36,323,960 shares of Hudson City Bancorp, Inc. common stock have been reserved for issuance. Directors and employees have been granted 36,503,507 stock options, including 207,106 shares previously issued, but forfeited by plan participants prior to exercise.

A summary of the status of the granted, but unexercised stock options as of December 31, and changes during those years, is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	22,425,161	$3.95	22,009,657	$2.53	26,385,571	$2.40
Granted	496,930	11.17	3,305,393	11.93	557,850	6.14
Exercised	(1,247,475)	2.26	(2,886,042)	2.24	(4,905,551)	2.23
Forfeited	(14,747)	8.13	(3,847)	3.10	(28,213)	3.05

Outstanding at end of year	21,659,869	4.21	22,425,161	3.95	22,009,657	2.53

The following table summarizes information about our stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Of Options	Contractual	Exercise	Of Options	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$2.16	14,553,679	4 years	$2.16	14,553,679	$2.16
3.09	262,231	5 years	3.09	194,244	3.09
3.40	441,145	5 years	3.40	330,858	3.40
3.59	820,736	5 years	3.59	615,552	3.59
4.20	500,132	6 years	4.20	284,689	4.20
5.53	769,440	6 years	5.53	769,440	5.53
5.96	263,350	7 years	5.96	92,147	5.96
6.35	256,480	7 years	6.35	256,480	6.35
10.33	448,840	8 years	10.33	89,768	10.33
11.17	487,312	9 years	11.17	—	—
11.91	371,890	8 years	11.91	74,363	11.91
12.22	2,484,634	8 years	12.22	128,240	12.22

4.21	21,659,869		4.21	17,389,460	2.67

     e) Incentive Plans
A tax-qualified profit sharing and savings plan is maintained based on Hudson City’s profitability. All employees are eligible after one year of employment and the attainment of age 21. The expense was $1,440,000, $1,380,000 and $1,320,000 in 2005, 2004 and 2003, respectively.
Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria.

Participants can elect cash payment or elect to defer the award until retirement. The expense related to these plans was $5,742,000 in 2005, $2,988,000 in 2004 and $2,482,000 in 2003.
12. Income Taxes
Income tax expense (benefit) for each of the years in the three-year period ended December 31, 2005 is summarized as follows:

	2005	2004	2003
		(In thousands)
Federal:
Current	$160,263	$139,839	$120,498
Deferred	(5,573)	(4,838)	(4,564)

Total federal	154,690	135,001	115,934

State:
Current	12,560	10,218	5,695
Deferred	(932)	(2,074)	(1,828)

Total state	11,628	8,144	3,867

Total income tax expense	$166,318	$143,145	$119,801

Not included in the above table are deferred income tax benefits of $37,003,000, $2,166,000 and $19,002,000 for 2005, 2004 and 2003, respectively, which represent the deferred income tax benefit on the net unrealized losses of securities available for sale.
The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

	2005	2004	2003
	(Dollars in thousands)
Income before income tax expense	$442,373	$382,411	$327,211
Statutory income tax rate	35%	35%	35%

Computed expected income tax expense	154,831	133,844	114,524
State income taxes, net of federal income tax benefit	7,558	5,294	2,514
Tax-exempt interest	(67)	(71)	(84)
ESOP fair market value adjustment	1,971	2,990	2,003
Other, net	2,025	1,088	844

Income tax expense	$166,318	$143,145	$119,801

The net deferred tax asset at December 31 consists of the following:

	2005	2004
	(In thousands)
Deferred tax asset:
Deferred loan origination fees	$1,985	$1,425
Postretirement benefits	20,028	18,667
Loan loss reserve	10,146	10,116
Mortgage premium amortization	5,417	5,417
Non-accrual interest income	156	105
Non-qualified benefit plans	15,999	12,358
Net unrealized loss on securities available for sale	43,283	6,281
Other	7,952	6,954

	104,966	61,323

Deferred tax liability:
Discount accretion	257	239
Retirement plan	5,282	5,622
Other	3,160	2,702

	8,699	8,563

Net deferred tax asset	$96,267	$52,760

The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management’s opinion, in view of Hudson City’s previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 2005 and 2004.
Retained earnings at December 31, 2005 included approximately $49,000,000 for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for tax purposes. Under SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.
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
The estimated fair value of Hudson City’s financial instruments at December 31 are summarized as follows:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$97,672	$97,672	$122,483	$122,483
Federal funds sold	4,587	4,587	45,700	45,700
Investment securities held to maturity	1,534,216	1,508,055	1,334,249	1,326,336
Investment securities available for sale	3,962,511	3,962,511	1,594,639	1,594,639
Federal Home Loan Bank of New York stock	226,962	226,962	140,000	140,000
Mortgage-backed securities held to maturity	4,389,864	4,288,772	3,755,921	3,721,029
Mortgage-backed securities available for sale	2,520,633	2,520,633	1,620,708	1,620,708
Loans, net	15,036,709	15,183,250	11,327,647	11,486,022

Liabilities:
Deposits	11,383,300	11,376,587	11,477,300	11,475,827
Borrowed funds	11,350,000	11,237,494	7,150,000	7,238,626
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

The OTS may take certain supervisory actions under the prompt corrective action regulations of FDICIA with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the OTS regulations, an institution is considered well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0% and a total risk-based capital ratio of at least 10.0%. Hudson City Savings may not pay dividends to Hudson City Bancorp if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements.
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk-weightings and other factors. Management believes that, as of December 31, 2005, Hudson City Savings met all capital adequacy requirements to which it is subject and would have been categorized as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since December 31, 2005 that management believes have changed Hudson City Savings’ capital classification.
The following is a summary of Hudson City Savings’ actual capital amounts and ratios as of December 31, 2005 and 2004, compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution:

			OTS Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2005
Tangible capital	$4,129,937	14.68%	$422,069	1.50%	n/a	n/a
Leverage (core) capital	4,129,937	14.68	1,125,518	4.00	$1,406,897	5.00%
Total-risk-based capital	4,157,330	41.31	805,040	8.00	1,006,300	10.00

December 31, 2004
Tangible capital	$1,282,665	6.36%	$302,325	1.50%	n/a	n/a
Leverage (core) capital	1,282,665	6.36	806,200	4.00	$1,007,750	5.00%
Total-risk-based capital	1,309,984	17.49	599,199	8.00	748,998	10.00
Hudson City Bancorp is regulated, supervised and examined by the OTS as a savings and loan holding company and, as such, is not subject to regulatory capital requirements.
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
At December 31, 2005, Hudson City Savings had fixed- and variable-rate first mortgage loan commitments to extend credit of approximately $156,035,000 and $104,720,000, respectively, commitments to purchase fixed-rate first mortgage loans of $715,445,000, commitments to purchase variable rate mortgage-backed securities of $452,500,000 and unused home equity and overdraft lines of credit of approximately $82,143,000. No commitments are included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the consolidated financial statements of Hudson City will not be materially affected as a result of such legal proceedings.
16. Parent Company Only Financial Statements
The following condensed financial statements for Hudson City Bancorp, Inc. (parent company only) reflect Hudson City Bancorp’s investment in its wholly-owned subsidiary, Hudson City Savings, using the equity method of accounting.
Statements of Financial Condition

	December 31,	December 31,
	2005	2004
	(In thousands)
Assets:
Cash and due from bank	$894,128	$76,761
Investment in subsidiary	4,067,146	1,273,453
ESOP loan receivable	240,958	52,715
Other assets	83	81

Total Assets	$5,202,315	$1,403,010

Liabilities and Stockholders’ Equity:
Accrued expenses	$839	$126
Total stockholder’s equity	5,201,476	1,402,884

Total Liabilities and Stockholders’ Equity	$5,202,315	$1,403,010

16. Parent Company Only Financial Statements (continued)
Statements of Income

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Income:
Dividends received from subsidiary	$259,329	$226,592	$203,149
Interest on ESOP loan receivable	6,954	4,128	4,180
Interest on deposit with subsidiary	5,964	423	721

Total income	272,247	231,143	208,050

Expenses	1,733	673	749

Income before income tax expense and equity in undistributed earnings of subsidiary	270,514	230,470	207,301

Income tax expense	4,205	1,464	1,555

Income before equity in undistributed earnings of subsidiary	266,309	229,006	205,746

Equity in undistributed earnings of subsidiary	9,746	10,260	1,664

Net Income	$276,055	$239,266	$207,410

16. Parent Company Only Financial Statements (continued)
Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Cash Flows from Operating Activities:
Net income	$276,055	$239,266	$207,410
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed earnings	(9,746)	(10,260)	(1,664)
(Increase) decrease in other assets	(2)	14	(5)
Increase (decrease) in accrued expenses	713	96	(28)

Net Cash Provided by Operating Activities	267,020	229,116	205,713

Cash Flows from Investing Activities:
Capital contribution to subsidiary	(3,000,000)	—	—
Loan to ESOP	(189,348)	—	—
Principal collected on ESOP loan	1,105	726	674

Net Cash (Used) Provided by Investing Activities	(3,188,243)	726	674

Cash Flows from Financing Activities:
Proceeds from second-step conversion and stock offering, net	3,953,001	—	—
Purchase of treasury stock	(107,499)	(161,662)	(101,057)
Exercise of stock options	2,827	6,460	10,961
Cash dividends paid to unallocated ESOP shares	(7,636)	(5,120)	(3,978)
Cash dividends paid	(102,103)	(40,482)	(95,627)

Net Cash Provided (Used) by Financing Activities	3,738,590	(200,804)	(189,701)

Net Increase in Cash Due from Bank	817,367	29,038	16,686

Cash Due from Bank at Beginning of Year	76,761	47,723	31,037

Cash Due from Bank at End of Year	$894,128	$76,761	$47,723

17. Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2005 and 2004.

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$253,619	$279,204	$313,787	$332,298
Interest expense	127,733	147,517	161,611	179,913

Net interest income	125,886	131,687	152,176	152,385
Provision for loan losses	65	—	—	—

Net interest income after provision for loan losses	125,821	131,687	152,176	152,385

Non-interest income	3,873	1,245	1,413	1,476
Non-interest expense	30,765	30,256	32,923	33,759

Income before income tax expense	98,929	102,676	120,666	120,102
Income tax expense	37,000	38,385	45,635	45,298

Net income	$61,929	$64,291	$75,031	$74,804

Basic earnings per share	$0.11	$0.11	$0.13	$0.13

Diluted earnings per share	$0.11	$0.11	$0.13	$0.13

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$213,027	$220,791	$234,261	$246,979
Interest expense	97,488	101,831	110,293	120,454

Net interest income	115,539	118,960	123,968	126,525
Provision for loan losses	225	225	225	115

Net interest income after provision for loan losses	115,314	118,735	123,743	126,410

Non-interest income	3,631	3,916	4,899	4,111
Non-interest expense	29,053	29,184	28,888	31,223

Income before income tax expense	89,892	93,467	99,754	99,298
Income tax expense	33,663	35,049	37,734	36,699

Net income	$56,229	$58,418	$62,020	$62,599

Basic earnings per share	$0.10	$0.10	$0.11	$0.11

Diluted earnings per share	$0.09	$0.10	$0.11	$0.11

18. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Year Ended December 31,
	2005			2004			2003
			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$276,055			$239,266			$207,410

Basic earnings per share:
Income available to common stockholders	$276,055	567,789	$0.49	$239,266	576,621	$0.41	$207,410	585,316	$0.35

Effect of dilutive common stock equivalents	—	13,274		—	16,380		—	16,366

Diluted earnings per share:
Income available to common stockholders	$276,055	581,063	$0.48	$239,266	593,001	$0.40	$207,410	601,682	$0.34

19. Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes grant date fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. We adopted this Statement effective on January 1, 2006, using the modified prospective method, based upon guidance from the Securities and Exchange Commission (“SEC”), which delayed the original effective date of July 1, 2005. We do not expect the adoption of SFAS No. 123(R) (revised 2004) will have a material impact on our financial condition or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “ Reporting Changes in Interim Financial Statements”. SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only effect Hudson City’s financial statements upon adoption of a voluntary change in accounting principle or upon adoption of a new standard that does not contain transition provisions.

In November 2005, the FASB issued FSP No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and how to measure an impairment loss. FSP No. 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. 115-1 replaces the impairment guidance in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with references to existing authoritative literature concerning other-than-temporary impairment determinations (principally

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SEC Staff Accounting Bulletin No. 59, “ Accounting for Noncurrent Marketable Equity Securities”). Under FSP No. 115-1, impairment losses must be recognized in earnings for the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP No. 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005. We do not expect our application of FSP 115-1 to have a material impact on our financial condition or results of operations.
20. Subsequent Event
On February 9, 2006, Hudson City announced a definitive agreement to acquire Sound Federal Bancorp, Inc. (“Sound Federal”) for $20.75 per share in cash, representing an aggregate transaction value of approximately $265 million. The transaction will be accounted for under the purchase method of accounting, as per SFAS No. 141, “Business Combinations”. The transaction is subject to approval by shareholders of Sound Federal as well as customary regulatory approvals, and is expected to close in the early summer of 2006. We consider the impact on our financial statements of this acquisition to be immaterial.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
Management Report on Internal Control Over Financial Reporting
The management of Hudson City Bancorp, Inc. (“Hudson City”) is responsible for establishing and maintaining adequate internal control over financial reporting. Hudson City’s internal control system is a process designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Hudson City; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Hudson City’s assets that could have a material effect on our financial statements.
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
Hudson City’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.
Hudson City’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the company’s internal control over financial reporting as of December 31, 2005. This report appears on page 93.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Company.
Information regarding directors and executive officers of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “-Who Our Directors Are,” “-Our Directors Backgrounds,” “-Nominees for Election as Directors,” “-Continuing Directors,” “-Meetings of the Board of Directors and Its Committees,” “-Executive Officers,” “-Director Compensation,” “-Executive Officer Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 30, 2006, which will be filed with the SEC no later than April 30, 2006, and is incorporated herein by reference.
Audit Committee Financial Expert
Information regarding the audit committee of the Company’s Board of Directors, including information regarding audit committee financial expert serving on the audit committee, is presented under the heading “Corporate Governance – Meetings of the Board of Directors and its Committees” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 30, 2006, which will be filed with the SEC no later than April 30, 2006, and is incorporated herein by reference.
Code of Ethics
We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available free of charge by contacting Louis Beierle, our Investor Relations Officer, at (201) 967-8290.
Item 11. Executive Compensation.
Information regarding executive compensation is presented under the headings “Election of Directors-Director Compensation,” “ –Executive Officer Compensation,” “-Summary Compensation Table,” “Employment Agreements,” “Change of Control Agreements,” and “Benefit Plans” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 30, 2006, which will be filed with the SEC no later than April 30, 2006, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 30, 2006, which will be filed with the SEC no later than April 30, 2006, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
Information regarding certain relationships and related transactions is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 30, 2006, which will be filed with the SEC no later than April 30, 2006, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is presented under the heading “Proposal 3 – Ratification of Appointment of Independent Auditors” in Hudson City Bancorp’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 30, 2006, which will be filed with the SEC no later than April 30, 2006 and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	The following consolidated financial statements are in Item 8 of this annual report:
•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

•	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.
(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

2.1	Amended and Restated Plan of Conversion and Reorganization of Hudson City, MHC, Hudson City Bancorp, Inc. and Hudson City Savings Bank (1)

2.2	Agreement and Plan of Merger, dated February 8, 2006, by and between Hudson City Bancorp, Inc. and Sound Federal Bancorp, Inc. (2)

3.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (3)

3.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (4)

4.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)

4.3	Form of Stock Certificate of Hudson City Bancorp, Inc. (3)

10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (Incorporating amendments No. 1,2,3,4,and 5) (5)

10.2	Profit Incentive Bonus Plan of Hudson City Savings Bank (5)

10.3	Supplementary Savings Plan of Hudson City Savings Bank (3)

10.4	Form of One-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (3)

10.5	Form of Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (5)

10.6	Severance Pay Plan of Hudson City Savings Bank (3)

10.7	ESOP Restoration Plan of Hudson City Savings Bank (Incorporating Amendment No.1) (5)

10.8	Hudson City Savings Bank Outside Directors Consultation Plan (3)

10.9	Hudson City Savings Bank Supplemental Executive Retirement Plan (3)

10.10	Hudson City Bancorp, Inc. 2000 Stock Option Plan (6)

10.11	Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan (6)

10.12	Hudson City Bancorp, Inc. Denis J. Salamone Restricted Stock Award Plan (7)

10.13	Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan (7)

10.14	Hudson City Bancorp, Inc. 2004 Employment Inducement Stock Program with Ronald E. Butkovich (8)

10.15	Hudson City Bancorp, Inc. 2004 Employment Inducement Stock Program with Christopher Nettleton (8)

10.16	Hudson City Savings Bank Post Retirement Death Benefit for Senior Officers between Hudson City Savings Bank and Ronald E. Hermance, Jr. (5)

10.17	Hudson City Savings Bank Post Retirement Death Benefit for Senior Officers between Hudson City Savings Bank and Leonard S. Gudelski (5)

10.18	Hudson City Savings Bank Post Retirement Death Benefit for Senior Officers between Hudson City Savings Bank and Denis J. Salamone (5)

10.19	Hudson City Savings Bank Post Retirement Death Benefit for Senior Officers between Hudson City Savings Bank and John M. Tassillo (5)

10.20	Hudson City Savings Bank Post Retirement Death Benefit for Senior Officers between Hudson City Savings Bank and James C. Kranz (5)

10.21	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Ronald E. Hermance, Jr. (*)

10.22	Amended and Restated Employment Agreement between Hudson City Savings Bank and Ronald E. Hermance, Jr. (*)

10.23	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and John M. Tassillo (*)

10.24	Amended and Restated Employment Agreement between Hudson City Savings Bank and John M. Tassillo (*)

10.25	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Denis J. Salamone (*)

10.26	Amended and Restated Employment Agreement between Hudson City Savings Bank and Denis J. Salamone (*)

10.27	Executive Officer Annual Incentive Plan of Hudson City Savings Bank (*)

10.28	Amended and Restated Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (*)

10.29	Amended and Restated Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (*)

EXHIBIT	DESCRIPTION

10.30	Amended and Restated Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (*)

10.31	Form of Amended and Restated Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (*)

10.32	Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (*)

10.33	Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (*)

10.34	Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (*)

10.35	Form of Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (*)

11.1	Statement Re: Computation of Per Share Earnings

21.1	Subsidiaries of Hudson City Bancorp, Inc.

23.1	Consent of KPMG LLP (9)

31.1	Certification of Disclosure of Ronald E. Hermance, Jr.

31.2	Certification of Disclosure of Denis J. Salamone

32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-122989 on Form S-3 filed with the Securities and Exchange Commission on February 25, 2005, as amended.

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2006.

(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.

(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2003.

(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on February 25, 2005.

(6)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.

(7)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

(8)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-114536 on Form S-8, filed with the Securities and Exchange Commission on April 16, 2004.

(9)	Submitted only with filing in electronic format.

(*)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on March 14, 2006.

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

NAME	TITLE	DATE

/s/ Ronald E. Hermance, Jr. Ronald E. Hermance, Jr.	Director, Chairman, President and Chief Executive Officer (principal executive officer)	March 14, 2006

/s/ Denis J. Salamone Denis J. Salamone	Director, Senior Executive Vice President and Chief Operating Officer (principal financial and accounting officer)	March 14, 2006

/s/ Michael W. Azzara Michael W. Azzara	Director	March 14, 2006

/s/ William G. Bardel William G. Bardel	Director	March 14, 2006

/s/ Scott A. Belair Scott A. Belair	Director	March 14, 2006

/s/ John D. Birchby John D. Birchby	Director	March 14, 2006

/s/ Victoria H. Bruni Victoria H. Bruni	Director	March 14, 2006

/s/ William J. Cosgrove William J. Cosgrove	Director	March 14, 2006

/s/ Andrew J. Egner, Jr. Andrew J. Egner, Jr.	Director	March 14, 2006

/s/ Leonard S. Gudelski Leonard S. Gudelski	Director	March 14, 2006

/s/ Donald O. Quest Donald O. Quest	Director	March 14, 2006

/s/ Joseph G. Sponholz Joseph G. Sponholz	Director	March 14, 2006