Form 10-Q
period 2006-03-31
HUDSON CITY BANCORP INC
filed 2006-05-10
CIK 921847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2006

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
Yes     ☑          No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☑                    Accelerated filer     ☐                    Non-accelerated filer     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐          No     ☑
As of May 1, 2006, the registrant had 579,815,858 shares of common stock, $0.01 par value, outstanding.

Hudson City Bancorp, Inc.
Form 10-Q
Contents of Report

Hudson City Bancorp, Inc.
Form 10-Q
This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to: (i) estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates, (ii) statements about the benefits of the merger between us and Sound Federal Bancorp, including future financial and operating results, cost savings and accretion to reported earnings that may be realized from the merger, (iii) statements about our and Sound Federal’s plans, objectives, expectations and intentions, and (iv) other statements in this Form 10-Q that are not historical facts. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among the financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with continued diversification of assets and adverse changes to credit quality;

•	difficulties associated with achieving expected future financial results;

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations;

Hudson City Bancorp, Inc.
Form 10-Q
•	our business and Sound Federal’s business may not be combined successfully, or such combination may take longer to accomplish than expected;

•	the cost savings from the merger may not be fully realized or may take longer to realize than expected;

•	operating costs, customer loss and business disruption following the merger, including adverse effects on relationships with employees, may be greater than expected;

•	governmental approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; or

•	the stockholders of Sound Federal may fail to approve the merger.
Any or all of our forward-looking statements in this Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual events.

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Assets
Cash and due from banks	$90,932	$97,672
Federal funds sold	14,170	4,587

Total cash and cash equivalents	105,102	102,259

Investment securities held to maturity, market value of $1,488,532 at March 31, 2006 and $1,508,055 at December 31, 2005	1,534,218	1,534,216

Investment securities available for sale, at market value	3,992,021	3,962,511

Federal Home Loan Bank of New York stock	274,212	226,962

Mortgage-backed securities held to maturity, market value of $4,644,025 at March 31, 2006 and $4,288,772 at December 31, 2005	4,800,674	4,389,864

Mortgage-backed securities available for sale, at market value	2,623,320	2,520,633

Loans	16,033,843	15,062,449
Deferred loan costs	5,784	1,653
Allowance for loan losses	(27,393)	(27,393)

Net loans	16,012,234	15,036,709

Foreclosed real estate, net	1,000	1,040
Accrued interest receivable	153,935	140,723
Banking premises and equipment, net	51,464	49,132
Other assets	127,396	111,304

Total Assets	$29,675,576	$28,075,353

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$11,051,360	$10,941,258
Noninterest-bearing	470,348	442,042

Total deposits	11,521,708	11,383,300

Repurchase agreements	8,300,000	7,900,000
Federal Home Loan Bank of New York advances	4,550,000	3,450,000

Total borrowed funds	12,850,000	11,350,000

Accrued expenses and other liabilities	191,429	140,577

Total liabilities	24,563,137	22,873,877

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 581,199,754 shares outstanding at March 31, 2006; 588,905,543 shares outstanding at December 31, 2005	7,415	7,415

Additional paid-in capital	4,537,339	4,533,329

Retained earnings	1,788,914	1,759,492

Treasury stock, at cost; 160,266,801 shares at March 31, 2006 and 152,561,012 shares at December 31, 2005	(908,564)	(798,232)

Unallocated common stock held by the employee stock ownership plan	(232,762)	(234,264)

Unearned common stock held by the recognition and retention plan	—	(2,815)

Accumulated other comprehensive loss, net of tax	(79,903)	(63,449)

Total stockholders’ equity	5,112,439	5,201,476

Total Liabilities and Stockholders’ Equity	$29,675,576	$28,075,353

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands, except per share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans	$209,187	$156,098
Interest and fees on consumer and other loans	3,514	2,301
Interest on mortgage-backed securities held to maturity	53,622	43,044
Interest on mortgage-backed securities available for sale	28,161	17,130
Interest on investment securities held to maturity	18,631	17,027
Interest and dividends on investment securities available for sale	42,557	16,020
Dividends on Federal Home Loan Bank of New York stock	2,508	1,176
Interest on federal funds sold	1,508	823

Total interest and dividend income	359,688	253,619

Interest Expense:
Interest on deposits	89,364	62,915
Interest on borrowed funds	112,645	64,818

Total interest expense	202,009	127,733

Net interest income	157,679	125,886

Provision for Loan Losses	—	65

Net interest income after provision for loan losses	157,679	125,821

Non-Interest Income:
Service charges and other income	1,264	1,136
Gains on securities transactions, net	—	2,737

Total non-interest income	1,264	3,873

Non-Interest Expense:
Compensation and employee benefits	26,352	19,930
Net occupancy expense	5,512	4,556
Federal deposit insurance assessment	424	408
Computer and related services	597	592
Other expense	5,400	5,279

Total non-interest expense	38,285	30,765

Income before income tax expense	120,658	98,929

Income Tax Expense	45,430	37,000

Net income	$75,228	$61,929

Basic Earnings Per Share	$0.14	$0.11

Diluted Earnings Per Share	$0.13	$0.11

Weighted Average Number of Common Shares Outstanding:
Basic	548,957,071	574,236,047
Diluted	561,308,749	588,442,513
See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the three Months
	Ended March 31,
	2006	2005
	(In thousands)
Cash Flows from Operating Activities:
Net income	$75,228	$61,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	4,522	6,371
Provision for loan losses	—	65
Gains on securities transactions, net	—	(2,737)
Share-based compensation, including committed ESOP shares	4,220	4,307
Deferred tax benefit	(7,256)	—
Net proceeds from sale of foreclosed real estate	743	332
Increase in accrued interest receivable	(13,212)	(3,782)
Decrease (increase) in other assets	2,521	(3,384)
Increase in accrued expenses and other liabilities	50,852	29,174
Tax benefit from stock plans	—	3,872

Net Cash Provided by Operating Activities	117,618	96,147

Cash Flows from Investing Activities:
Originations of loans	(547,469)	(341,384)
Purchases of loans	(811,192)	(785,590)
Payments on loans	382,281	502,277
Principal collection of mortgage-backed securities held to maturity	154,864	209,820
Purchases of mortgage-backed securities held to maturity	(567,021)	(381,481)
Principal collection of mortgage-backed securities available for sale	144,129	73,666
Proceeds from sales of mortgage-backed securities available for sale	—	225,253
Purchases of mortgage-backed securities available for sale	(255,483)	(470,020)
Proceeds from maturities and calls of investment securities held to maturity	—	74,978
Purchases of investment securities held to maturity	—	(250,000)
Proceeds from maturities and calls of investment securities available for sale	—	100,022
Proceeds from sales of investment securities available for sale	—	9,980
Purchases of investment securities available for sale	(50,000)	—
Purchases of Federal Home Loan Bank of New York stock	(47,250)	(5,000)
Purchases of premises and equipment, net	(4,011)	(4,739)

Net Cash Used in Investment Activities	(1,601,152)	(1,042,218)

Cash Flows from Financing Activities:
Net increase in deposits	138,408	218,857
Proceeds from borrowed funds	1,750,000	700,000
Principal payments on borrowed funds	(250,000)	—
Dividends paid	(41,373)	(11,343)
Purchases of stock by the recognition and retention plan	—	(1,290)
Purchases of treasury stock	(118,993)	—
Exercise of stock options	4,228	1,866
Tax benefit from stock plans	4,107	—

Net Cash Provided by Financing Activities	1,486,377	908,090

Net Increase (Decrease) in Cash and Cash Equivalents	2,843	(37,981)

Cash and Cash Equivalents at Beginning of Period	102,259	168,183

Cash and Cash Equivalents at End of Period	$105,102	$130,202

Supplemental Disclosures:
Interest paid	$197,326	$126,137

Income taxes paid	$2,034	$4,865

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
1. — Basis of Presentation
The companies reported in the consolidated financial statements include Hudson City Bancorp, Inc., a Delaware corporation, and its wholly-owned subsidiary, Hudson City Savings Bank. Prior to June 7, 2005, a majority of Hudson City Bancorp’s common stock was owned by Hudson City, MHC, a mutual holding company. On June 7, 2005, Hudson City Bancorp completed a second-step conversion and related common stock offering which culminated with Hudson City, MHC merging into Hudson City Bancorp. All prior share and per share data have been adjusted to reflect the 3.206 to 1 stock split effected as part of the second-step conversion and stock offering.
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations. Actual results could differ from these estimates.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s December 31, 2005 Annual Report on Form 10-K.
Statements of Cash Flow. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $703,000 and $452,000 for the three-month periods ended March 31, 2006 and 2005, respectively, did not result in cash receipts or cash payments.
2. — Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized holding gains and losses on securities available for sale, net of tax. Total comprehensive income during the periods indicated is as follows.

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Net income	$75,228	61,929
Other comprehensive loss:
Unrealized holding loss on securities available for sale, net of tax benefit of ($11,357) for 2006 and ($14,170) for 2005	(16,454)	(20,518)
Reclassification adjustment for gains in net income, net of tax of ($1,118) for 2005	—	(1,619)

Total comprehensive income	$58,774	$39,792

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
3. — Earnings Per Share

	For the Three Months Ended March 31,
	2006			2005
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
		(In thousands, except per share data)
Net income	$75,228			$61,929

Basic earnings per share:
Income available to common stockholders	$75,228	548,957	$0.14	$61,929	574,236	$0.11

Effect of dilutive common stock equivalents	—	12,352		—	14,207

Diluted earnings per share:
Income available to common stockholders	$75,228	561,309	$0.13	$61,929	588,443	$0.11

4. — Fair Value and Unrealized Losses of Securities
The following table summarizes the fair value and unrealized losses of those investment and mortgage-backed securities that reported an unrealized loss at March 31, 2006 and 2005, and whether the unrealized loss position was continuous for the twelve months prior to those dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
2006

Held to maturity:
Investment securities	$1,198,667	$34,385	$288,683	$11,317	$1,487,350	$45,702
Mortgage-backed securities	2,325,427	44,524	1,996,931	105,812	4,322,358	150,336

Total held to maturity	3,524,094	78,909	2,285,614	117,129	5,809,708	196,038

Available for sale:
Investment securities	2,781,300	25,574	1,210,395	55,043	3,991,695	80,617
Mortgage-backed securities	1,604,698	25,545	860,169	27,880	2,464,867	53,425

Total available for sale	4,385,998	51,119	2,070,564	82,923	6,456,562	134,042

Total	$7,910,092	$130,028	$4,356,178	$200,052	$12,266,270	$330,080

2005

Held to maturity:
Investment securities	$1,490,897	$17,146	$—	$—	$1,490,897	$17,146
Mortgage-backed securities	2,122,992	31,007	1,043,062	61,133	3,166,054	92,140

Total held to maturity	3,613,889	48,153	1,043,062	61,133	4,656,951	109,286

Available for sale:
Investment securities	1,218,044	28,251	212,884	8,496	1,430,928	36,747
Mortgage-backed securities	1,422,601	20,329	40,787	389	1,463,388	20,718

Total available for sale	2,640,645	48,580	253,671	8,885	2,894,316	57,465

Total	$6,254,534	$96,733	$1,296,733	$70,018	$7,551,267	$166,751

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The unrealized losses are primarily due to the changes in interest rates. We have not classified these items as impaired as the coupon payments for the investment securities and the scheduled principal and interest payments for mortgage-backed securities have been made in accordance with the terms of the agreements. We also anticipate collecting the entire principal balance as scheduled, we believe the price variation is temporary in nature and we have the intent and ability to hold these securities to maturity or for a sufficient amount of time to recover the recorded investment.
5. — Stockholders’ Equity
Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In October 2005, a sixth stock repurchase plan was approved by the Board of Directors and the Office of Thrift Supervision (“OTS”) to repurchase up to 29,880,000 shares, or approximately five percent of the outstanding common stock. During the three-month period ended March 31, 2006, we purchased 9,237,000 shares of our common stock at an aggregate cost of $119.0 million. As of March 31, 2006, there remained 11,780,000 shares to be purchased under this sixth stock repurchase program.
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
Net periodic benefit cost included the following components:

	For the Three Months Ended March 31,
	Retirement Plans		Other Benefits
	2006	2005	2006	2005
		(In thousands)
Service cost	$802	$762	$269	$480
Interest cost	1,269	1,196	510	623
Expected return on assets	(1,718)	(1,694)	—	—
Amortization of:
Net loss	130	109	167	155
Unrecognized prior service cost	35	6	(391)	(245)

Net periodic benefit cost	$518	$379	$555	$1,013

We did not contribute to the pension plan during the first quarter of 2006. We anticipate contributing funds to the plan assets during 2006 to meet any minimum funding requirements that may become payable as a result of the actuarial valuation of plan assets and the benefit obligation in 2006.
In 2005, we limited participation in the non-contributory retirement plan and the post-retirement benefit plan to those employees hired on or before July 31, 2005. We also placed a cap on paid medical expenses at the 2007 rate, beginning in 2008, for those eligible employees who retire after December 31, 2005. These changes are reflected in the decreases in the expenses related to our post-retirement benefit plans.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
7. — Stock Based Compensation
Effective January 1, 2006, Hudson City Bancorp adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method. Under the modified prospective method, stock-based compensation is recognized for new stock-based awards granted after January 1, 2006, awards modified, repurchased or cancelled after January 1, 2006, and the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 based upon the grant-date fair value of those awards. There was no impact of the adoption on previously reported periods, in accordance with the transition guidance in SFAS No. 123(R). Prior to January 1, 2006, Hudson City accounted for employee stock options and restricted stock grants using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, Hudson City did not recognize any stock-based compensation expense for employee stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Expense for the recognition and retention plans (RRP) in the amount of the fair value of the common stock at the date of grant was recognized ratably over the vesting period. There was no material effect on the accounting for the RRP upon the adoption of SFAS No. 123(R). The unearned common stock held by the RRP within stockholders’ equity was eliminated against additional paid-in capital upon the adoption of SFAS No. 123(R).
As a result of the adoption of SFAS No. 123(R), Hudson City recorded stock-based compensation expense related to its outstanding and unvested stock options in the amount of $398,000, net of related tax effect of $135,000, in the first quarter of 2006. If Hudson City had accounted for all employee stock options and restricted stock granted prior to January 1, 2006 under the fair value based accounting method of SFAS No. 123(R), net income and earnings per share for the three-month period ended March 31, 2005 would have been as follows:

For the Three
Months Ended
March 31,
2005
(In thousands,
except per
share data)
Net income, as reported	$61,929
Add: expense recognized for the recognition and retention plans, net of related tax effect of $639	1,070
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect of ($862)	(1,444)

Pro forma net income	$61,555

Basic earnings per share: As reported	$0.11
Pro forma	0.11

Diluted earnings per share: As reported	$0.11
Pro forma	0.11

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The fair value of the option grants, for those grants awarded during the three-month period ended March 31, 2005, were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during the quarter ended March 31, 2005 was $2.20. There were no grants awarded in 2006.

2005
Expected dividend yield	2.23%
Expected volatility	21.57
Risk-free interest rate	3.64
Expected option life	5 years
Recognition and Retention Plans. The purpose of the RRP is to promote the growth and profitability of Hudson City Bancorp by providing directors, officers and employees with an equity interest in Hudson City Bancorp as an incentive to achieve corporate goals. The RRP have invested money primarily in shares of Hudson City common stock that were used to make restricted stock awards. The RRP were authorized, in the aggregate, to purchase not more than 14,901,480 shares of common stock, and have purchased 14,887,855 shares on the open market at an average price of $2.91 per share.
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of March 31, 2006, common stock that had not been awarded totaled 13,625 shares. Expense attributable to the RRP amounted to $394,000 and $1,070,000, net of related tax effect of $238,000 and $639,000, for the three-month periods ended March 31, 2006 and 2005, respectively.
A summary of the status of the granted, but unvested shares under the RRP as of March 31, and changes during those three-month periods, is presented below:

	Three-Months Ended March 31,
	2006			2005
		Weighted			Weighted
		Average			Average
	Number of Shares	Fair Value		Number of Shares	Fair Value
Outstanding at beginning of period	951,761		$9.70	2,973,759	$4.66
Granted	—		—	150,682	11.17

Outstanding at end of period	951,761		9.70	3,124,441	4.97

Stock Option Plans. Each stock option granted entitles the holder to purchase one share of Hudson City’s common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options granted generally vest over a five-year period from the date of grant and will expire no later than 10 years following the grant date. Under the Hudson City stock option plans, 36,323,960 shares of Hudson City Bancorp, Inc. common stock have been reserved for issuance. Directors and employees have been granted 36,503,495 stock options, including 213,518 shares previously issued, but forfeited by plan participants prior to exercise.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
A summary of the status of the granted, but unexercised stock options as of March 31, and changes during those three-month periods, is presented below:

	Three-Months Ended March 31,
	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Outstanding at beginning of period	21,659,869	$4.21	22,425,161	$3.95
Granted	—	—	496,930	11.17
Exercised	(1,531,211)	2.76	(835,815)	2.23
Forfeited	(6,412)	4.21	(3,847)	2.16

Outstanding at end of period	20,122,246	4.32	22,082,429	4.18

Shares issued upon the exercise of stock options are issued from treasury stock. Hudson City has an adequate number of treasury shares available for future stock option exercises. The total intrinsic value of the options exercised during the first quarter of 2006 and 2005 was $14.7 million and $7.4 million, respectively. The aggregate tax benefit due to the exercise of stock options during the quarters ended March 31, 2006 and 2005 was $4.1 million and $1.9 million, respectively.
The following table summarizes information about our stock options outstanding at March 31, 2006:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
Number	Remaining	Average	Number	Average
Of Options	Contractual	Exercise	Of Options	Exercise
Outstanding	Life	Price	Exercisable	Price
13,342,868	3.75 years	$2.16	13,342,868	$2.16
253,619	4.75 years	3.09	253,619	3.09
411,801	4.75 years	3.40	411,801	3.40
820,736	4.75 years	3.59	820,736	3.59
355,223	5.75 years	4.20	263,534	4.20
689,440	5.75 years	5.53	689,440	5.53
259,504	6.75 years	5.96	145,368	5.96
206,480	6.75 years	6.35	206,480	6.35
448,840	7.75 years	10.33	179,536	10.33
485,389	8.75 years	11.17	95,543	11.17
371,890	7.75 years	11.91	148,745	11.91
2,476,456	7.75 years	12.22	591,344	12.22

20,122,246		4.32	17,149,014	3.09

The total intrinsic value of the options outstanding and options exercisable were $180.5 million and $174.9 million, respectively as of March 31, 2006. At March 31, 2006, unearned compensation costs related to all nonvested awards of options and restricted stock not yet recognized totaled $11.1 million, and will be recognized over a weighted-average period of approximately 1.73 years.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
8. — Subsequent Event
On April 18, 2006, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.075 per common share outstanding. The dividend is payable on June 1, 2006 to stockholders of record at the close of business on May 5, 2006.
9. — Recent Accounting Pronouncements
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
In November 2005, the FASB issued FSP No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and how to measure an impairment loss. FSP No. 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. 115-1 replaces the impairment guidance in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with references to existing authoritative literature concerning other-than-temporary impairment determinations (principally SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SEC Staff Accounting Bulletin No. 59, “ Accounting for Noncurrent Marketable Equity Securities”). Under FSP No. 115-1, impairment losses must be recognized in earnings for the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP No. 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005. The application of FSP 115-1 did not have a material impact on our financial condition or results of operations.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The application of SFAS No. 155 is not expected to have an impact on our financial condition or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
servicing liabilities. SFAS No. 156 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The application of SFAS No. 156 is not expected to have a material impact on our financial condition or results of operations.
10. - Acquisition
On February 9, 2006, Hudson City announced a definitive agreement to acquire Sound Federal Bancorp, Inc. (“Sound Federal”) for $20.75 per share in cash, representing an aggregate transaction value of approximately $265 million. The transaction will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The transaction is subject to approval by shareholders of Sound Federal as well as customary regulatory approvals, and is expected to close in the early summer of 2006. We consider the impact on our financial statements of this acquisition to be immaterial.

Hudson City Bancorp, Inc.
Form 10-Q
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Our results are also affected by the market price of our stock, as the expense of certain of our employee stock compensation plans is related to the current price of our common stock.
Short-term market interest rates continued to increase during the first quarter of 2006 following increases during the entirety of 2005. The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) increased the overnight lending rate 25 basis points at each of the regularly scheduled meetings beginning in June 2004 to the current rate of 4.75%. Intermediate-term market interest rates, those with maturities of two to five years, and long-term market interest rates, in particular the 10-year bond, also increased during the first quarter of 2006 at a similar pace as the short-term interest rates. The result of these market interest rate changes was the continuation of the flat market yield curve during the first quarter of 2006 that existed at the end of 2005.
In June 2005 we completed a second-step conversion and stock offering raising approximately $3.93 billion, the effects of which can be seen in increases in the average balances of our interest-earning assets. The amount of funds available for investment was approximately $3.57 billion, reflecting reductions of $125.0 million due to payment of conversion related expenses and $229.9 million due to the use of customer deposits to purchase stock. We also effected a stock split pursuant to which each share of common stock outstanding or held as treasury stock before completion of the offering was split into 3.206 shares. All share and per share data prior to the second quarter of 2005 has been adjusted to reflect the 3.206 to 1 stock split effected as part of the second-step conversion and stock offering.
During the first quarter of 2006, we grew our balance sheet $1.60 billion, reflecting internally generated growth funded primarily by borrowed funds. This growth primarily reflected a $971.4 million increase in total loans and a $513.5 million increase in total mortgage-backed securities. The growth in our core investment of residential first mortgage loans was due to our continued strong levels of loan purchases, which allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost. The growth in total mortgage-backed securities reflected purchases of variable-rate or hybrid instruments. The $1.50 billion growth in total borrowed funds reflected new borrowings of $1.75 billion that had terms to maturity of ten years and initial non-call periods of one to three years.
Our net income for the first quarter of 2006 increased 21.5% to $75.2 million primarily due to the growth of our interest-earning assets. Basic and diluted earnings per share for the first quarter of 2006 were $0.14 and $0.13, respectively, compared with $0.11 for both basic and diluted for the first quarter of 2005. Our

Hudson City Bancorp, Inc.
Form 10-Q
annualized return on average assets was 1.04% for the first quarter of 2006. Our annualized return on average stockholders’ equity was 5.80% for the first three months of 2006.
The increase in our interest income for the quarter ended March 31, 2006 was primarily derived from the overall growth in our interest-earning assets, while the increase in our interest expense reflected both the growth in our interest-bearing liabilities and increases in prevailing interest rates. Net interest income increased $31.8 million for the first quarter of 2006, when compared to the corresponding period in 2005, reflecting the larger growth of our interest-earning assets when compared to the growth of our interest-bearing liabilities. Interest-earning assets increased approximately 41.1% for the first quarter of 2006, as compared to the prior year period, while our interest-bearing liabilities increased 24.3% during that same period. This difference in growth rates offset the negative impact of the short-term interest rate increases and resulting flat market yield curve, where the annualized yield on our interest-earning assets increased 2 basis points during the first quarter of 2006, as compared to the prior year, while the annualized cost of our interest-bearing liabilities increased 77 basis points, over that same period.
Our net interest margin decreased 28 basis points and our net interest rate spread decreased 75 basis points, when comparing the first quarter of 2006 with the corresponding period in 2005, as our interest income, in general, reflects movements in long-term rates while our interest expense, in general, reflects movements in short-term rates. This decrease in the net interest margin and net interest rate spread was also due, in part, to a shift in our interest-earning asset mix to shorter-term investment securities and variable-rate mortgage loans and mortgage-backed securities to help manage our interest rate risk. In addition, our interest-bearing liabilities reset to the current market interest rates faster than our interest-earning assets which generally lag market interest rates due to normal commitment periods of up to 90 days. The smaller decrease in our net interest margin, when compared to our net interest rate spread, reflected the infusion of capital due to the completion of our second-step conversion.
We anticipate that short-term interest rates will continue to increase in 2006, as it is anticipated the FOMC will continue to increase the Fed funds rate at its current measured pace in the near term. We also anticipate long-term interest rates will increase at a similar rate. This potential market interest rate scenario would have a negative impact on our results of operations and our net interest margin as the yields on our interest-earning assets and the costs of our interest-bearing liabilities will increase at a similar rate, thus further narrowing the spread or maintaining the current narrow spread. However, we expect the planned growth in our balance sheet will continue to offset the impact of movements in interest rates on our net interest income.
We plan to grow our assets during the remainder of 2006 primarily through the origination and purchase of mortgage loans, while purchasing investment and mortgage-backed securities as a supplement to our investments in mortgage loans. We also plan that approximately half of the growth in interest-earning assets will be short-term or variable-rate in nature, in order to assist in the management of our interest rate risk. We consider a loan or security to be variable rate if there exists a contractual rate adjustment during the life of the instrument, including those variable-rate mortgage-related assets with three-, five- or ten-year initial fixed-rate periods.
The primary funding for our asset growth is expected to come from customer deposits and borrowed funds, using the funding source that is most reasonably priced given the overall market interest rate conditions. During the second half of 2005 and first quarter of 2006, we experienced extreme competitive pricing of short-term deposits in the New York metropolitan market. During this period, wholesale borrowing costs were more economical and reflective of current rates. We plan that the funds borrowed

Hudson City Bancorp, Inc.
Form 10-Q
will primarily have initial non-call periods of one to five years and final maturities of ten years in order to extend the maturity of our liabilities and assist in the management of our interest rate risk. We intend to grow customer deposits by continuing to offer desirable products at competitive, but prudent rates and by opening new branch offices. During the first quarter of 2006 we opened two branch offices. The acquisition of Sound Federal Savings Bank will add 14 additional branch offices and result in our operating branch offices in seven of the top fifty counties in the United States ranked by median household income. We will continue to explore branch expansion opportunities in market areas that present superior opportunities for our traditional thrift business model.
On February 9, 2006, we announced the execution of a definitive agreement to acquire Sound Federal Bancorp, Inc. (“Sound Federal”) for $20.75 per share in cash, representing an aggregate transaction value of approximately $265.0 million. Sound Federal, with $1.17 billion in assets and $1.00 billion in deposits as of March 31, 2006, operates 14 branch offices in Westchester, Rockland and Putnam Counties, New York and Fairfield County, Connecticut. This acquisition further enhances the already attractive demographics of our branch network and complements our organic branch growth strategy. The transaction is subject to approval by shareholders of Sound Federal as well as customary regulatory approvals, and is expected to close in the early summer of 2006.
Comparison of Financial Condition at March 31, 2006 and December 31, 2005
During the first three months of 2006, our total assets increased $1.60 billion, or 5.7%, to $29.68 billion at March 31, 2006 from $28.08 billion at December 31, 2005. Loans increased $971.4 million, or 6.5%, to $16.03 billion at March 31, 2006 from $15.06 billion at December 31, 2005, reflecting internal growth initiatives funded primarily by borrowed funds. The increase in loans reflected our continued loan purchase activity as well as our focus on the origination of one- to four-family first mortgage loans in New Jersey and the New York metropolitan area. For the first three months of 2006, we purchased first mortgage loans of $811.2 million and originated first mortgage loans of $518.6 million, compared with purchases of $785.6 million and originations of $322.7 million for the comparable period in 2005. The larger volume of purchased mortgage loans in 2006, when compared to the volume of loan originations, allowed us to continue to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Our first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans. Approximately 1.0% of the mortgage loan purchases and 42.9% of the mortgage loan originations were variable-rate loans, which we consider to be any loan with a contractual annual rate adjustment, including those loans with an initial fixed-rate period of one to ten years. We purchased a lower percentage of variable-rate mortgage loans, when compared to originated mortgage loans, as a large percentage of variable-rate loans available for purchase are outside our defined geographic parameters and contain types of variable-rate instruments, such as option ARM’s, that do not meet our underwriting standards. We believe we can meet our interest rate risk goal of growing fixed-rate and variable-rate mortgage-related assets at an equivalent rate, by purchasing variable-rate mortgage-backed securities. Fixed-rate mortgage loans accounted for 82.7% of our first mortgage loan portfolio at March 31, 2006 and December 31, 2005. This percentage of fixed-rate loans to total loans may have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice to current market interest rates, while our interest-bearing deposits and callable borrowed funds would reprice, from time to time, to the higher market interest rates. At March 31, 2006, we were committed to purchase and originate

Hudson City Bancorp, Inc.
Form 10-Q
$575.0 million and $293.0 million, respectively, of first mortgage loans, which are expected to settle during the second quarter of 2006.
Total mortgage-backed securities increased $513.5 million to $7.42 billion at March 31, 2006 from $6.91 billion at December 31, 2005, reflecting internal growth initiatives funded primarily by borrowed funds. This increase in total mortgage-backed securities resulted from $822.5 million in purchases of securities, all of which are directly or indirectly insured or guaranteed by a government agency or government-sponsored enterprise. Of these purchases, approximately 99.2% were variable-rate (adjustable annually) or hybrid (adjustable annually after fixed periods of three to seven years) instruments. This large percentage of purchases of variable-rate securities offsets the large percentage of purchases of fixed-rate mortgage loans. At March 31, 2006, variable-rate mortgage-backed securities accounted for 58.0% of our portfolio compared with 53.3% at December 31, 2005. We intend to continue to purchase variable-rate securities, as well as originate and purchase variable-rate mortgage loans, growing our fixed-rate and variable-rate portfolios by equal amounts, as part of our strategy to assist in the management of our interest rate risk. At March 31, 2006, we were committed to purchase $591.9 million of government agency or government-sponsored enterprise variable-rate mortgage-backed securities, which are expected to settle during the second quarter of 2006.
Accrued interest receivable increased $13.2 million, primarily due to increased balances in loans and investments. The $16.1 million increase in other assets primarily reflected the increase in the deferred tax asset related to income taxes and the increase in the unrealized loss on our available for sale investment and mortgage-backed securities.
Total liabilities increased $1.69 billion, or 7.4%, to $24.56 billion at March 31, 2006 compared with $22.87 billion at December 31, 2005. Borrowed funds increased $1.50 billion, or 13.2%, to $12.85 billion at March 31, 2006 from $11.35 billion at December 31, 2005. The additional borrowed funds were primarily used to fund our asset growth. Borrowed funds were comprised of $8.30 billion of securities sold under agreements to repurchase and $4.55 billion of Federal Home Loan Bank advances. The $1.75 billion in new borrowings have initial non-call periods ranging from one to three years, final maturities of ten years, and a weighted-average rate of 4.11%.
Total deposits increased $138.4 million during the first three months of 2006, reflecting a $347.5 million increase in total time deposits, primarily with initial maturities of less than one year, and a $241.1 million increase in money market accounts due to an increase during the quarter of the interest rate paid on our money market checking account. The money market checking product now complements our other products by paying a competitive market interest rate. These increases were partially offset by a $459.4 million decrease to interest-bearing transaction accounts primarily due to our customers shifting deposits to other offered products. We experienced severe competitive pressure and extreme pricing of short-term deposits during the second-half of 2005 and the first quarter of 2006 in the New York metropolitan area. We believed the price of borrowed funds was more economical and reflective of current rates than the price of deposits and therefore priced our deposits at a competitive, but prudent rate, resulting in the use of borrowed funds at a greater rate to fund our asset growth.
The $50.8 million increase in other liabilities was primarily due to an increase in accrued tax expense due to the timing of the first quarter estimated tax payment.
Total stockholders’ equity decreased $89.0 million to $5.11 billion at March 31, 2006 from $5.20 billion at December 31, 2005. The decrease was primarily due to repurchases of 9,237,000 shares of outstanding

Hudson City Bancorp, Inc.
Form 10-Q
common stock at an aggregate cost of $119.0 million, cash dividends declared and paid to common stockholders of $41.4 million and a $16.5 million further increase in our accumulated other comprehensive loss primarily due to higher market interest rates decreasing the market value of our available for sale portfolio. These decreases to stockholders’ equity were partially offset by net income of $75.2 million for the first quarter of 2006, a $4.2 million increase due to the exercise of 1,531,211 stock options, a $4.1 million permanent tax benefit due to the exercise of stock options and the vesting of employee stock benefit plans, and a $3.7 million increase due to the commitment of shares for our employee stock benefit plans.
As of March 31, 2006, 11,780,000 shares were available for repurchase under our existing stock repurchase program. At March 31, 2006, our stockholders’ equity to asset ratio was 17.23% compared with 18.53% at December 31, 2005. The decrease reflected our strategy to grow assets, purchase outstanding common stock and pay dividends. For the first three months of 2006, the ratio of average stockholders’ equity to average assets was 17.99% compared with 15.10% for the year 2005. The increase reflected the receipt of the net offering proceeds from our second-step conversion and stock offering during 2005. At March 31, 2006, our stockholders’ equity per common share, using the period-end share count of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested management plan shares, was $9.41 compared with $9.44 at December 31, 2005.
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
Average Balance Sheet. The table on the following page presents certain information regarding Hudson City Bancorp’s financial condition and net interest income for the three-month periods ended March 31, 2006 and 2005. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Three Months Ended March 31,
	2006				2005
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$15,162,365	$209,187	5.52%		$11,371,846	$156,098	5.49%
Consumer and other loans	242,588	3,514	5.79		159,430	2,301	5.77
Federal funds sold	140,093	1,508	4.37		138,997	823	2.40
Mortgage-backed securities at amortized cost	7,157,847	81,783	4.57		5,455,509	60,174	4.41
Federal Home Loan Bank of New York stock	247,920	2,508	4.05		140,500	1,176	3.35
Investment securities at amortized cost	5,592,877	61,188	4.38		2,961,077	33,047	4.46

Total interest-earning assets	28,543,690	359,688	5.04		20,227,359	253,619	5.02

Noninterest-earnings assets	307,306				313,892

Total Assets	$28,850,996				$20,541,251

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$796,279	1,943	0.99		$919,453	2,245	0.99
Interest-bearing transaction accounts	3,404,928	28,081	3.34		4,320,858	27,298	2.56
Money market accounts	426,629	1,993	1.89		568,706	1,441	1.03
Time deposits	6,344,647	57,347	3.67		5,325,551	31,931	2.43

Total interest-bearing deposits	10,972,483	89,364	3.30		11,134,568	62,915	2.29
Repurchase agreements	8,149,444	73,828	3.67		5,542,222	47,106	3.45
Federal Home Loan Bank of New York advances	3,922,389	38,817	4.01		1,860,000	17,712	3.86

Total interest-bearing liabilities	23,044,316	202,009	3.56		18,536,790	127,733	2.79

Noninterest-bearing liabilities:
Noninterest-bearing deposits	438,190				418,585
Other noninterest-bearing liabilities	179,056				146,423

Total noninterest-bearing liabilities	617,246				565,008

Total liabilities	23,661,562				19,101,798
Stockholders’ equity	5,189,434				1,439,453

Total Liabilities and Stockholders’ Equity	$28,850,996				$20,541,251

Net interest income/net interest rate spread (2)		$157,679	1.48%			$125,886	2.23%

Net interest-earning assets/net interest margin (3)	$5,499,374		2.17%		$1,690,569		2.45%

Ratio of interest-earning assets to interest-bearing liabilities			1.24	x			1.09	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	At March 31, 2006, the weighted-average rate on our outstanding interest-earning assets, other than our FHLB stock, was as follows: first mortgage loans, 5.67%, consumer and other loans, 5.88%, federal funds sold, 4.75%, mortgage-backed securities, 4.82%, investment securities, 4.38%. At March 31, 2006, the weighted-average rate on our outstanding interest-bearing liabilities was as follows: savings accounts, 0.98%, interest-bearing transaction accounts, 3.42%, money market accounts, 2.57%, time deposits, 3.85%, borrowed funds, 3.76%.

Hudson City Bancorp, Inc.
Form 10-Q
Comparison of Operating Results for the Three-Month Periods Ended March 31, 2006 and 2005
General. Net income was $75.2 million for the first three months of 2006, reflecting an increase of $13.3 million, or 21.5%, compared with net income of $61.9 million for the first three months of 2005. Basic and diluted earnings per common share were $0.14 and $0.13, respectively, for the first quarter of 2006 compared with basic and diluted earnings per share of $0.11 for the first quarter of 2005. For the three-month period ended March 31, 2006, our annualized return on average stockholders’ equity was 5.80% compared with 17.21% for the comparable period in 2005. Our annualized return on average assets for the first three months of 2006 was 1.04% compared with 1.21% for the first three months of 2005. The decreases in these ratios were primarily due to the receipt of the net proceeds from our second-step conversion and stock offering completed in June 2005, which significantly increased average stockholders’ equity and average assets. The decrease in the annualized return on average assets also reflected our balance sheet growth during a period of narrowing net interest rate spreads and a flattening market yield curve.
Interest and Dividend Income. Total interest and dividend income increased $106.1 million, or 41.8%, to $359.7 million for the first three months of 2006 compared with $253.6 million for the first three months of 2005. The increase in total interest and dividend income was primarily due to an $8.31 billion, or 41.1%, increase in the average balance of total interest-earning assets to $28.54 billion for the first quarter of 2006 compared with $20.23 billion for the first quarter of 2005. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods and also reflected the receipt of the net offering proceeds from our second-step conversion. The increase in interest and dividend income was also partially due to an increase of two basis points in the annualized weighted-average yield on total interest-earning assets to 5.04% for the three-month period ended March 31, 2006 from 5.02% for the comparable period in 2005. This slight increase in the annualized weighted-average yield, in a period of increasing interest rates, reflected a shift in our interest-earning asset mix to shorter-term investment securities to help manage our interest rate risk.
The $53.1 million increase in interest and fee income on first mortgage loans was primarily due to a $3.79 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on balance sheet growth. The increase in mortgage loan income was also due to a three basis point increase in the annualized weighted-average yield, which reflected the large volume of originations and purchases of mortgage loans during this period of rising interest rates.
The $28.2 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of total investment securities of $2.63 billion, which reflected the investment of part of the net proceeds from the second-step conversion and stock offering. The increase in interest and dividends on total investment securities due to the increase in the average balance was partially offset by an eight basis point decrease in the annualized weighted-average yield reflecting purchases of securities with maturity or initial rate reset dates of less than two years, in order to assist in our management of interest rate risk.
The $21.6 million increase in interest income on total mortgage-backed securities was due to a $1.70 billion increase in the average balance of total mortgage-backed securities, which primarily reflected the purchase of variable-rate securities during 2005 and the first quarter of 2006 using part of the net proceeds from the second-step offering and a shift of investment strategy to mortgage-backed securities from investment securities. The increase in income was also due to a 16 basis point increase in the annualized

Hudson City Bancorp, Inc.
Form 10-Q
weighted-average yield, reflecting the large volume of purchases of instruments during this period of rising interest rates.
Interest Expense. Total interest expense, comprised of interest on deposits and interest on borrowed funds, increased $74.3 million, or 58.2%, to $202.0 million for the first quarter of 2006 from $127.7 million for the first quarter of 2005. This increase was due to a $4.50 billion, or 24.3%, increase in the average balance of total interest-bearing liabilities to $23.04 billion for the first three months of 2006 compared with $18.54 billion for the first three months of 2005. This increase in interest-bearing liabilities was primarily used to fund asset growth. The increase in total interest expense was also due to a 77 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 3.56% for the three-month period ended March 31, 2006 compared with 2.79% for the three-month period ended March 31, 2005, which reflected the growth of our interest-bearing liabilities during the rising short-term interest rate environment experienced during 2005 and the first quarter of 2006.
Interest expense on borrowed funds increased $47.8 million primarily due to a $4.67 billion increase in the average balance of borrowed funds and, to a lesser extent, a 23 basis point increase in the annualized weighted-average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth. The $1.75 billion of new borrowings incurred during the first quarter of 2006 all had maturity periods of ten years and initial non-call periods of one to three years, extending the overall maturity of our liabilities in order to assist in the management of interest rate risk. The new borrowings had a weighted-average rate of 4.11%. The increase in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the increasing intermediate- and long-term interest rate environment that existed during 2005 and the first quarter of 2006.
The $26.5 million increase in interest expense on interest-bearing deposits for the first three months of 2006 was primarily due to a 101 basis point increase in the annualized weighted-average cost in interest-bearing deposits, reflecting the rising short-term market interest rate environment experienced during 2005 and the first quarter of 2006, the need to increase rates on deposit products in the highly competitive deposit market of the New York metropolitan area and a shift by our customers to higher costing short-term time deposits. The increase in interest expense due to the increase in the annualized weighted-average yield was partially offset by a $162.1 million decrease in the average balance of interest-bearing deposits, reflecting decreases in deposits due to the use of deposits to purchase stock during our second-step conversion and stock offering.
The $25.4 million increase in interest expense on our time deposit accounts reflected a 124 basis point increase in the annualized weighted-average cost, due to the rising short-term market interest rate environment, and a $1.01 billion increase in the average balance of time deposit accounts. The $782,000 increase in interest expense on our interest-bearing transaction accounts reflected an increase in the annualized weighted-average cost of 78 basis points, partially offset by a $915.9 million decrease in the average balance of interest-bearing transaction accounts, reflecting the transfer of such accounts to short-term certificates of deposit. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay competitive, but prudent rates and by opening new branch offices. We will continue to supplement deposit growth using borrowed funds.
Net Interest Income. Net interest income increased $31.8 million, or 25.3%, to $157.7 million for the first quarter of 2006 compared with $125.9 million for the first quarter of 2005. This increase primarily reflected the investment of the net offering proceeds from our second-step conversion and our internally generated growth initiatives, the combination of which resulted in a larger increase in the average balance

Hudson City Bancorp, Inc.
Form 10-Q
of total interest-earning assets when compared to the increase in the average balance of total interest-bearing liabilities. The increase due to our growth was partially offset by an increase in the costs of our interest-bearing deposits and borrowed funds. Our net interest rate spread decreased 75 basis points to 1.48% for the first three months of 2006 from 2.23% for the first three months of 2005. Our net interest margin decreased 28 basis points to 2.17% for the first quarter of 2006 from 2.45% for the comparable period in 2005.
The decrease in these ratios was primarily due to the larger increase in the annualized weighted-average cost of interest-bearing liabilities compared with the increase in the annualized weighted-average yield on interest-earning assets. The increase in the cost of our interest-bearing liabilities reflected the rising short-term interest rate environment and the borrowing of funds with longer terms to initial reprice or maturity than in previous periods. The slight increase in the yield on our interest-earning assets, during a period of rising interest rates, reflected the shift in our investment portfolio to shorter-term interest-earning assets, accomplished by purchasing and originating a larger percentage of variable-rate instruments. The smaller decrease in our net interest margin, when compared to the decrease in our net interest rate spread, reflected the infusion of capital due to the completion of our second-step conversion.
Provision for Loan Losses. We did not provide for the allowance for loan losses during the three-month period ended March 31, 2006, as payment performance remained strong and delinquency rates remained low during the first quarter of 2006. We provided $65,000 during the three-month period ended March 31, 2005. Net recoveries for the first quarter of 2006 were $500 compared with a net recovery of $4,000 for the first quarter of 2005. The ratio of the allowance for loan losses to total loans was 0.17% at March 31, 2006 compared with 0.18% at December 31, 2005.
Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased to $20.0 million at March 31, 2006 from $19.3 million at December 31, 2005. The ratio of non-performing loans to total loans was 0.12% at March 31, 2006 compared with 0.13% at December 31, 2005. The ratio of the allowance for loan losses to non-performing loans was 136.96% at March 31, 2006 compared with 141.84% at December 31, 2005.
During the first quarter of 2006, we lowered the loss factors used in our analysis of the loan loss allowance for our first mortgage loans to reflect the relative stability of our non-performing loans given the substantial growth of our overall loan portfolio. The decrease in the loss factors also reflected the continued low levels of charge-offs and the continued strength of the regional economy and housing market. As a result of these trends, we recorded no provision during the second through fourth quarters of 2005 and the first quarter of 2006. We consider the ratio of allowance for loan losses to total loans at March 31, 2006, given our primary lending emphasis and current market conditions, to be adequate.
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
Non-Interest Income. Total non-interest income decreased $2.6 million to $1.3 million for the first quarter of 2006 from $3.9 million for the first quarter of 2005. The decrease in non-interest income primarily reflected the decrease in gains on securities transactions, net, as no sales of securities occurred during the first quarter of 2006 and minimal sales occurred in the first quarter of 2005.

Hudson City Bancorp, Inc.
Form 10-Q
Non-Interest Expense. Total non-interest expense increased $7.5 million, or 24.4%, to $38.3 million for the first three months of 2006 from $30.8 million for the first three months of 2005. The increase primarily reflected a $5.6 million increase in expense related to our employee stock ownership plan, as certain expense components of the plan are based on the current market price of our stock. Expense related to our previously granted and unvested stock options, due to the adoption of SFAS No. 123(R), “Share-Based Payment”, amounted to $533,000 during the first quarter of 2006. Our efficiency ratio was 24.09% for the first quarter of 2006 compared with 23.71% for the first quarter of 2005. Our ratio of non-interest expense to average total assets for the first three months of 2006 was 0.53% compared with 0.60% for the comparable period in 2005.
Income Taxes. Income tax expense increased $8.4 million, or 22.7%, to $45.4 million for the three-month period ended March 31, 2006 from $37.0 million for the three-month period ended March 31, 2005, reflecting the 22.0% increase in income before income tax expense. Our effective tax rate for the first quarter of 2006 was 37.65% compared with 37.40% for the first quarter of 2005. Final regulations were issued in February 2006 by the State of New Jersey eliminating the deduction for dividends received from a real estate investment trust subsidiary. We do not expect this change to affect our 2006 state income tax expense or our effective tax rate. However, as a result of this change in tax regulations, we anticipate our effective tax rate may increase approximately 2% beginning in 2007.
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
Our investment policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At March 31, 2006, our primary liquidity ratio was 37.8%.
Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the receipt of these sources of funds. As mortgage interest rates decline, customer prepayment activity tends to accelerate causing an increase in cash flow from both our mortgage loan and mortgage-backed security portfolios. If our pricing is competitive, the demand for mortgage originations also accelerates. When mortgage rates increase, the opposite effect on prepayment activity tends to occur and our loan origination and purchase activity becomes increasingly dependent on the strength of our residential real estate market and the volume of home purchases and new construction activity in the markets we serve.
Principal repayments on loans were $382.3 million during the first three months of 2006 compared with $502.3 million for the first three months of 2005. The decrease in payments on loans reflected the slowing

Hudson City Bancorp, Inc.
Form 10-Q
prepayment rate on mortgage loans due to the rising interest rate environment. Principal payments received on mortgage-backed securities totaled $299.0 million during the first quarter of 2006 compared with $283.5 million during the first quarter of 2005. The increase in payments on mortgage-backed securities reflected the growth of our primarily variable-rate portfolio and the fact the prepayment rate on variable-rate instruments remained high as customers refinanced to fixed-rate instruments. We had no maturities and calls of investment securities during the first quarter of 2006, but had maturities and calls totaling $175.0 million during the first quarter of 2005. The decrease in maturities and calls reflected the rising interest rate environment resulting in a decrease in call activity.
Total deposits increased $138.4 million during the first three months of 2006 compared with $218.9 million during the first three months of 2006. Deposit flows, in general, are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. The increase in deposits during the first quarter of 2006 primarily reflected increases in short-term time deposits and money market accounts. Time deposit accounts scheduled to mature within one year were $5.43 billion at March 31, 2006. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis.
For the first quarter of 2006, we borrowed an additional $1.75 billion compared with new borrowings of $700.0 million for the first quarter of 2005. We made $250.0 million in principal payments on borrowed funds during the first three months of 2006, but made no principal payments during the first three months of 2005. The funds borrowed during the first quarter of 2006 all have initial non-call periods ranging from one to three years and final maturities of ten years, and were primarily used to fund our asset growth. At March 31, 2006, there were no borrowed funds scheduled to mature within one year. However, we had $5.43 billion in borrowed funds, with a weighted-average rate of 3.66% that have the potential to be called within one year. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or by paying-off the borrowed funds as they are called.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $547.5 million during the first three months of 2006 compared with $341.4 million during the comparable period in 2005. Of the first mortgage loan originations during the first quarter of 2006, 42.9% were variable-rate loans. During the first quarter of 2006 we purchased total loans of $811.2 million compared with $785.6 million during the first quarter of 2005. Of the first mortgage loan purchases during the first three months of 2006, 1.0% were variable-rate loans. The increase in mortgage loan originations and purchases, which was funded primarily by borrowed funds, reflected the internal growth initiatives we have employed during recent periods. The continued larger volume of purchased mortgage loans in the first quarter of 2006, when compared to originated loans, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Purchases of mortgage-backed securities during the first three months of 2006 were $822.5 million compared with $851.5 million during the first three months of 2005. Of the mortgage-backed securities purchased during 2006, 99.2% were variable-rate securities. During the first three months of 2006, we

Hudson City Bancorp, Inc.
Form 10-Q
purchased $50.0 million of investment securities compared with $250.0 million during the first three months of 2005. The decrease in purchases of mortgage-backed and investment securities reflected the lower amount of cash flows available for investment during the first quarter of 2006 due to the rising interest environment and the reinvestment of cash flows into loan originations and purchases.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first quarter of 2006, we purchased an additional $47.3 million of FHLB common stock compared with purchases of $5.0 million during the first quarter of 2005. The purchases of additional FHLB common stock were necessitated by increases in the amount of our outstanding borrowings with the FHLB. The additional purchases made during the first quarter of 2006 brought our total investment in FHLB stock to $274.2 million, the amount we are currently required to hold.
Cash dividends declared and paid during the first quarter of 2006 were $41.4 million compared with $11.3 million during the first quarter of 2005. In 2005, Hudson City, MHC applied for and was granted approval from the OTS to waive receipt of dividends declared by Hudson City Bancorp. These waivers of dividend payments were effective for the first six months of 2005. Beginning in the third quarter of 2005, due to the consolidation of Hudson City, MHC into Hudson City Bancorp as part of the second-step conversion, dividends were paid on all outstanding shares of Hudson City Bancorp common stock. The dividend pay-out ratio using amount per share information, which does not reflect the dividend waiver by Hudson City, MHC in periods prior to the third quarter of 2005, was 53.57% for the first three months of 2006 compared with 56.36% for the first three months of 2005. On April 18, 2006, the Board of Directors declared a quarterly cash dividend of $0.075 per common share. The dividend is payable on June 1, 2006 to stockholders of record at the close of business on May 5, 2006. We anticipate we will have sufficient resources to meet this obligation.
Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first quarter of 2006, we purchased 9,237,000 shares of our common stock at an aggregate cost of $119.0 million. We did not purchase shares of stock during the first quarter of 2005 as our stock repurchase program had been suspended pending the completion of our second-step conversion and stock offering. At March 31, 2006, there remained 11,780,000 shares to be purchased in our sixth stock repurchase plan.
At March 31, 2006, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 13.92%, 13.92% and 39.03%, respectively.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During the first quarter of 2006, Hudson City Bancorp received $71.7 million in dividend payments from Hudson City Savings, which amounted to approximately 99.1% of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make.

Hudson City Bancorp, Inc.
Form 10-Q
Off-Balance Sheet Arrangements and Contractual Obligations
Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2006 and did not have any such hedging transactions in place at March 31, 2006.
The following table reports the amounts of contractual obligations for Hudson City as of March 31, 2006.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loan originations	$292,952	$292,952	$—	$—	$—
Mortgage loan purchases	575,000	575,000	—	—	—
Mortgage-backed security Purchases	591,850	591,850	—	—	—
Operating leases	100,674	5,590	11,710	11,038	72,336

Total	$1,560,476	$1,465,392	$11,710	$11,038	$72,336

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity and overdraft lines of credit, which do not have fixed expiration dates, of approximately $83.0 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 and 60 days, respectively. All commitments to purchase loans and securities are expected to settle on a gross basis.
Critical Accounting Policies
Note 1 to our Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2005, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, asset impairment judgments, including other than temporary declines in the value of our securities, and the calculation of our employee post-retirement benefit expenses involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.
Allowance for Loan Losses. The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses at March 31, 2006. We are responsible for the timely and periodic determination

Hudson City Bancorp, Inc.
Form 10-Q
of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at March 31, 2006. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey, New York and Connecticut. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed each month on a “pooled” basis. Each month we prepare a worksheet which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth, the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We use this worksheet, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy and loan portfolio growth.
We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, U.S. generally accepted accounting principles and regulatory guidance. We have applied this process and methodology consistently.
During the first quarter of 2006 we lowered the loss factors used in our worksheet on our first mortgage loans to reflect the relative stability of our non-performing loans given the substantial growth of our overall loan portfolio. The decrease in the loss factors also reflected the continued low levels of charge-offs and the continued strength of the regional economy and housing market. At March 31, 2006, the allowance for loan losses was 0.17% of total loans and 136.96% of non-performing loans, which, given the primary emphasis of our lending practices and the current market conditions, we consider to be at a level to cover probable and estimable losses inherent in the portfolio.
We believe that we have established and maintained the allowance for loan losses at adequate levels. Additions may be necessary if future economic and other conditions differ substantially from the current

Hudson City Bancorp, Inc.
Form 10-Q
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
The expected cost of benefits provided under the qualified and non-qualified defined benefit retirement plans is based primarily on years of service, compensation and assumptions regarding interest rates, investment returns and life expectancy. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. Our defined pension plan met all minimum funding requirements as of December 31, 2005, based on the actuarial valuation of the plan assets and the benefit obligation. We did not make a contribution to the plan assets during the first quarter of 2006. We anticipate contributing funds to the plan assets during the remainder of 2006 to meet any minimum funding requirements that may become payable as a result of the actuarial valuation of plan assets and the benefit obligation in 2006.
The expected cost of benefits other than pensions provided for retired employees is actuarially determined and accrued ratably from the date of hire to the date the employee is fully eligible to receive the benefits. Participants generally become eligible for retiree health care and life insurance benefits after ten years of service.

Hudson City Bancorp, Inc.
Form 10-Q
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
For our post-retirement benefit plan, the assumed health care cost trend rate used to measure the expected cost of other benefits for 2005 was 10.00%. The rate was assumed to decrease gradually to 4.75% for 2013 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level. We monitor these rates in relation to the current market interest rate environment and intend to update our actuarial analysis during 2006.

Hudson City Bancorp, Inc.
Form 10-Q
Item 3. – Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosure about market risk is presented as of December 31, 2005 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.
General.
As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During the first three months of 2006, both short- and long-term interest rates generally increased, however short-term interest rates increased faster than long-term interest rates causing a further flattening of the market yield curve. This interest rate environment had an adverse impact on our net interest income and our net interest margin, as our interest-bearing liabilities generally reflect movements in short-term interest rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in long-term interest rates.
Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, the majority of which is located in New Jersey, New York and Connecticut, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2006 and did not have any such hedging transactions in place at March 31, 2006.
During 2005, and continuing during the first quarter of 2006, we began originating and purchasing a larger percentage of variable-rate assets in order to better manage our interest rate risk. Included in variable-rate loans and securities are loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of three to ten years. While these hybrid instruments do not decrease our interest rate risk exposure as well as an annually adjustable instrument, they are more rate sensitive, given the potential interest rate adjustment, than the long-term fixed-rate investments we currently hold in our portfolio. Variable-rate loans or securities constituted 42.9% of loan originations, 1.0% of loan purchases and 99.2% of mortgage-backed security purchases made during the first three months of 2006.
This strategy to originate and purchase a larger percentage of variable-rate assets, and thus grow our variable-rate mortgage-related assets at an equivalent percent to our fixed-rate mortgage-related assets, has lowered our percentage of fixed-rate interest-earning assets to total interest-earning assets to 68.8% at March 31, 2006 from 70.2% at December 31, 2005. Notwithstanding the decrease in the percentage of fixed-rate interest-earning assets to total interest-earning assets, this percentage at March 31, 2006 may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and callable borrowed funds. The strategy to originate a higher percentage of variable-rate instruments may also have an adverse impact on our net interest income and net interest margin as variable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments. We intend to originate and purchase similar percentages of variable-rate mortgage-related assets during the remainder of 2006.

Hudson City Bancorp, Inc.
Form 10-Q
Simulation Model. Hudson City Bancorp continues to monitor the impact of interest rate volatility in the same manner as at December 31, 2005, primarily analyzing the impact of interest rate changes on our net interest income over the next twelve-month period assuming a simultaneous and parallel shift in the yield curve. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of a simultaneous and parallel interest rate change on our net interest income.

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(11.29)%
100	(5.23)
50	(2.45)
0	—
(50)	2.43
(100)	1.55
(200)	(7.80)
At December 31, 2005, the percent change in net interest income was negative 8.50% in the 200 basis point increase scenario and negative 13.36% in the 200 basis point decrease scenario. The negative change to net interest income in the positive rate change scenarios, and the increase in the negative change from December 31, 2005 was primarily due to the anticipated call of borrowed funds in an increasing interest rate environment. The negative change to net interest income in the minus 200 basis point rate change scenario was primarily due to the repricing of our mortgage-related assets due to the estimated acceleration of the prepayment rate. The decreased negative change in the minus 200 basis point scenario, when compared to the December 31, 2005 change, was due to the higher percentage of variable-rate mortgage-related assets held by us at March 31, 2006, and the overall higher interest rate environment from which the analysis started.
We also monitor interest rate risk by analyzing the change to the estimated present value of equity over a range of interest rate change scenarios. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
					Basis
Change in	Dollar	Dollar	Percent	Present	Points
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)	(Dollars in thousands)
200	$4,384,330	$(1,413,704)	(24.38)%	16.19%	(356)
100	5,113,997	(684,037)	(11.80)	18.12	(163)
50	5,480,929	(317,105)	(5.47)	19.02	(73)
0	5,798,034	—	—	19.75	—
(50)	6,038,096	240,062	4.14	20.24	49
(100)	5,951,654	153,620	2.65	19.81	6
(200)	5,144,251	(653,783)	(11.28)	17.08	(267)

Hudson City Bancorp, Inc.
Form 10-Q
In the 200 basis point increase scenario at December 31, 2005, the change in the present value of equity was negative 20.76% and the change to the present value ratio was negative 309 basis points. The increase in the negative from December 31, 2005 in the percent change in the present value of equity and the basis point change in the present value ratio was primarily due to the extent to which our interest-earning assets at March 31, 2006 were comprised of fixed-rate investment securities, mortgage-backed securities and mortgage loans, notwithstanding the overall decrease in the percentage of fixed-rate investments in our interest-earning asset portfolio from December 31, 2005. The increase in the negative was also due to the amount of borrowed funds expected to be called in the increasing interest rate scenario.
In the 200 basis point decrease scenario at December 31, 2005, the change in the present value of equity was negative 18.15% and the change to the present value ratio was negative 423 basis points. The lower negative amounts at March 31, 2006, when compared to December 31, 2005, were primarily due to the higher percentage of variable-rate mortgage-related assets held by us at March 31, 2006, and the overall higher interest rate environment from which the analysis started.
GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2006, which we anticipate to reprice or mature in each of the future time periods shown. Decay rates applied to our non-maturity deposits are the same as those reported in our Annual Report on Form 10-K for the year ended December 31, 2005. The prepayment rate applied to our mortgage loans and mortgage-backed securities for the March 31, 2006 analysis was decreased to 14% and 18%, respectively, due to the actual slowing of mortgage-related payments. At March 31, 2006, we have reported no callable bonds at their call date, but have reported $4.58 billion of callable borrowings at their call date based on the interest rate and option characteristics of the borrowed funds that could be called within the next twelve-month period. The government-sponsored agency securities with step-up features are reported at their next interest rate adjustment. We have excluded non-accrual mortgage loans of $4,276,000 and non-accrual other loans of $4,000 from the table.
The cumulative one-year gap as a percent of total assets was negative 10.56% at March 31, 2006 compared with negative 6.78% at December 31, 2005. This increase in the negative cumulative one-year gap primarily reflected the estimated amount of borrowed funds to be called and the slowing of the mortgage-related asset prepayment speeds.

Hudson City Bancorp, Inc.
Form 10-Q

	At March 31, 2006
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,142,792	$1,139,564	$1,953,479	$1,788,265	$2,614,567	$7,138,561	$15,777,228
Consumer and other loans	29,151	271	1,415	4,042	18,552	198,904	252,335
Federal funds sold	14,170	—	—	—	—	—	14,170
Mortgage-backed securities	1,476,858	1,245,934	915,200	1,021,052	1,847,679	917,271	7,423,994
FHLB stock	274,212	—	—	—	—	—	274,212
Investment securities	849,154	1,119,613	591,140	750,927	1,363,303	852,102	5,526,239

Total interest-earning assets	3,786,337	3,505,382	3,461,234	3,564,286	5,844,101	9,106,838	29,268,178

Interest-bearing liabilities:
Savings accounts	41,860	40,177	39,288	39,288	78,576	550,032	789,221
Interest-bearing demand accounts	155,502	155,502	315,725	315,725	631,449	1,583,341	3,157,244
Money market accounts	14,579	14,579	58,314	58,314	116,628	320,727	583,141
Time deposits	4,236,299	1,192,770	678,675	193,792	220,218	—	6,521,754
Borrowed funds	1,350,000	3,225,000	—	—	400,000	7,875,000	12,850,000

Total interest-bearing liabilities	5,798,240	4,628,028	1,092,002	607,119	1,446,871	10,329,100	23,901,360

Interest rate sensitivity gap	$(2,011,903)	$(1,122,646)	$2,369,232	$2,957,167	$4,397,230	$(1,222,262)	$5,366,818

Cumulative interest rate sensitivity gap	$(2,011,903)	$(3,134,549)	$(765,317)	$2,191,850	$6,589,080	$5,366,818

Cumulative interest rate sensitivity gap as a percent of total assets	(6.78)%	(10.56)%	(2.58)%	7.39%	22.20%	18.08%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	65.30%	69.94%	93.36%	118.08%	148.55%	122.45%

Hudson City Bancorp, Inc.
Form 10-Q
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. – Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2005 Annual Report on form 10-K. There has been no material change in risk factors since December 31, 2005.

Hudson City Bancorp, Inc.
Form 10-Q
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the first quarter of 2006 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased (3)	per Share	or Programs	Programs (1) (2)
January 1-January 31, 2006	875,000	$12.40	875,000	20,142,000

February 1-February 28, 2006	3,026,000	12.40	3,026,000	17,116,000

March 1-March 31, 2006	5,336,000	13.23	5,336,000	11,780,000

Total	9,237,000	12.88	9,237,000

(1)	On October 18, 2005, Hudson City Bancorp announced the adoption of its sixth Stock Repurchase Program, which authorized the purchase of up to 29,880,000 shares of common stock. This program has no expiration date and has 11,780,000 shares yet to be purchased as of March 31, 2006.

(2)	No repurchase plan or program has expired or been terminated during the quarter.

(3)	Amounts do not reflect purchases of common stock by the trustee of the recognition and retention plan.
Item 3. – Defaults Upon Senior Securities
Not applicable.
Item 4. – Submission of Matters to a Vote of Security Holders
No matter was submitted during the quarter ended March 31, 2006 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.
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
Hudson City Bancorp, Inc.

Date: May 9, 2006	By:	/s/ Ronald E. Hermance, Jr.

Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2006	By:	/s/ Denis J. Salamone

Denis J. Salamone
Senior Executive Vice President and Chief Operating Officer
(principal financial and accounting officer)