Form 10-Q
period 2006-06-30
HUDSON CITY BANCORP INC
filed 2006-08-09
CIK 921847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to
Commission File Number: 0-26001
Hudson City Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3640393 (I.R.S. Employer Identification No.)

West 80 Century Road
Paramus, New Jersey	07652
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐           No ☑
As of August 1, 2006, the registrant had 171,913,806 shares of common stock, $0.01 par value, outstanding.

Hudson City Bancorp, Inc.
Form 10-Q
Contents of Report

Hudson City Bancorp, Inc.
Form 10-Q
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp and statements about the benefits of the merger between Hudson City Bancorp and Sound Federal Bancorp that are subject to various factors which could cause actual results to differ materially from these estimates and other statements in this Form 10-Q that are not historical facts. Any or all of the forward-looking statements in this Form 10-Q and in any other public statements made by Hudson City may turn out to be wrong. They can be affected by inaccurate assumptions Hudson City might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Hudson City does not intend to update any of the forward-looking statements after the date of this release or to conform these statements to actual events.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Assets
Cash and due from banks	$87,735	$97,672
Federal funds sold	14,689	4,587

Total cash and cash equivalents	102,424	102,259
Investment securities held to maturity, market value of $1,475,588 at June 30, 2006 and $1,508,055 at December 31, 2005	1,533,969	1,534,216
Investment securities available for sale, at market value	3,979,207	3,962,511
Federal Home Loan Bank of New York stock	356,698	226,962
Mortgage-backed securities held to maturity, market value of $5,013,668 at June 30, 2006 and $4,288,772 at December 31, 2005	5,241,004	4,389,864
Mortgage-backed securities available for sale, at market value	2,703,212	2,520,633
Loans	16,971,417	15,062,449
Deferred loan costs	10,085	1,653
Allowance for loan losses	(27,391)	(27,393)

Net loans	16,954,111	15,036,709
Foreclosed real estate, net	1,685	1,040
Accrued interest receivable	157,948	140,723
Banking premises and equipment, net	54,681	49,132
Other assets	244,383	111,304

Total Assets	$31,329,322	$28,075,353

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$11,136,900	$10,941,258
Noninterest-bearing	476,929	442,042

Total deposits	11,613,829	11,383,300
Repurchase agreements	8,350,000	7,900,000
Federal Home Loan Bank of New York advances	6,200,000	3,450,000

Total borrowed funds	14,550,000	11,350,000
Accrued expenses and other liabilities	166,838	140,577

Total liabilities	26,330,667	22,873,877

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 571,475,944 shares outstanding at June 30, 2006; 588,905,543 shares outstanding at December 31, 2005	7,415	7,415
Additional paid-in capital	4,542,302	4,533,329
Retained earnings	1,819,860	1,759,492
Treasury stock, at cost; 169,990,611 shares at June 30, 2006 and 152,561,012 shares at December 31, 2005	(1,042,926)	(798,232)
Unallocated common stock held by the employee stock ownership plan	(231,261)	(234,264)
Unearned common stock held by the recognition and retention plan	—	(2,815)
Accumulated other comprehensive loss, net of tax	(96,735)	(63,449)

Total stockholders’ equity	4,998,655	5,201,476

Total Liabilities and Stockholders’ Equity	$31,329,322	$28,075,353

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands, except share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans	$223,632	$166,558	$432,819	$322,656
Interest and fees on consumer and other loans	3,883	2,465	7,397	4,766
Interest on mortgage-backed securities held to maturity	60,163	44,301	113,785	87,345
Interest on mortgage-backed securities available for sale	30,255	20,467	58,416	37,597
Interest on investment securities held to maturity	18,632	18,289	37,263	35,316
Interest and dividend income on investment securities available for sale	42,841	22,123	85,398	38,143
Dividends on Federal Home Loan Bank of New York stock	3,209	3,739	5,717	4,915
Interest on federal funds sold	1,525	1,262	3,033	2,085

Total interest and dividend income	384,140	279,204	743,828	532,823

Interest Expense:
Interest on deposits	98,408	70,903	187,772	133,818
Interest on borrowed funds	132,143	76,614	244,788	141,432

Total interest expense	230,551	147,517	432,560	275,250

Net interest income	153,589	131,687	311,268	257,573

Provision for Loan Losses	—	—	—	65

Net interest income after provision for loan losses	153,589	131,687	311,268	257,508

Non-Interest Income:
Service charges and other income	1,451	1,242	2,715	2,378
Gains on securities transactions, net	4	3	4	2,740

Total non-interest income	1,455	1,245	2,719	5,118

Non-Interest Expense:
Compensation and employee benefits	25,391	20,275	51,743	40,205
Net occupancy expense	5,598	4,492	11,110	9,048
Federal deposit insurance assessment	402	414	826	822
Computer and related services	702	636	1,299	1,228
Other expense	6,422	4,439	11,822	9,718

Total non-interest expense	38,515	30,256	76,800	61,021

Income before income tax expense	116,529	102,676	237,187	201,605

Income Tax Expense	43,361	38,385	88,791	75,385

Net income	$73,168	$64,291	$148,396	$126,220

Basic Earnings Per Share	$0.14	$0.11	$0.27	$0.22

Diluted Earnings Per Share	$0.13	$0.11	$0.27	$0.21

Weighted Average Number of Common Shares Outstanding:
Basic	539,678,609	574,613,999	544,292,209	574,422,972
Diluted	552,077,216	587,656,762	556,622,424	587,647,095
See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2006	2005
	(In thousands)
Cash Flows from Operating Activities:
Net income	$148,396	$126,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	8,925	8,335
Provision for loan losses	—	65
Gains on securities transactions, net	(4)	(2,740)
Share-based compensation, including committed ESOP shares	8,379	7,454
Deferred tax benefit	(11,122)	—
Net proceeds from sale of foreclosed real estate	745	718
Increase in accrued interest receivable	(17,225)	(18,764)
(Increase) decrease in other assets	(98,986)	44
Increase in accrued expenses and other liabilities	26,240	1,714
Tax benefit from stock plans	—	8,451

Net Cash Provided by Operating Activities	65,348	131,497

Cash Flows from Investing Activities:
Originations of loans	(1,245,606)	(863,875)
Purchases of loans	(1,494,597)	(1,921,951)
Principal payments on loans	821,498	1,052,351
Principal collection of mortgage-backed securities held to maturity	338,119	453,140
Purchases of mortgage-backed securities held to maturity	(1,191,893)	(788,585)
Principal collection of mortgage-backed securities available for sale	343,610	177,974
Proceeds from sales of mortgage-backed securities available for sale	—	230,632
Purchases of mortgage-backed securities available for sale	(552,007)	(1,245,475)
Proceeds from maturities and calls of investment securities held to maturity	251	100,043
Purchases of investment securities held to maturity	—	(300,000)
Proceeds from maturities and calls of investment securities available for sale	100,004	100,022
Proceeds from sales of investment securities available for sale	—	9,980
Purchases of investment securities available for sale	(150,000)	(2,858,680)
Purchases of Federal Home Loan Bank of New York stock	(129,736)	(42,500)
Redemption of Federal Home Loan Bank of New York stock	—	2,500
Purchases of premises and equipment, net	(9,045)	(11,514)

Net Cash Used in Investment Activities	(3,169,402)	(5,905,938)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	230,529	(213,235)
Proceeds from borrowed funds	4,100,000	2,100,000
Principal payments on borrowed funds	(900,000)	(100,000)
Cash proceeds from the common stock offering – net	—	3,953,922
Dividends paid	(81,989)	(23,262)
Purchases of stock by the recognition and retention plan	—	(1,290)
Purchases of treasury stock	(255,930)	(2,659)
Exercise of stock options	5,197	2,181
Tax benefit from stock plans	6,412	—

Net Cash Provided by Financing Activities	3,104,219	5,715,657

Net Increase (Decrease) in Cash and Cash Equivalents	165	(58,784)

Cash and Cash Equivalents at Beginning of Period	102,259	168,183

Cash and Cash Equivalents at End of Period	$102,424	$109,399

Supplemental Disclosures:
Interest paid	$442,722	$265,778

Income taxes paid	$90,194	$78,964

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
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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
Statements of Cash Flows. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $1,390,000 and $601,000 for the six-month periods ended June 30, 2006 and 2005, respectively, did not result in cash receipts or cash payments.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
2. — Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized holding gains and losses on securities available for sale, net of tax. Total comprehensive income during the periods indicated is as follows.

	For the Three Months
	Ended June 30,
	2006	2005
	(In thousands)
Net income	$73,168	64,291
Other comprehensive loss:
Unrealized holding (loss) gain on securities available for sale, net of tax of ($11,609) for 2006 and $15,051 for 2005	(16,809)	21,793
Reclassification adjustment for gains in net income, net of tax of ($2) for 2006 and ($1) for 2005	(2)	(2)
Minimum pension liability adjustment	(21)	—

Total comprehensive income	$56,336	$86,082

	For the Six Months
	Ended June 30,
	2006	2005
	(In thousands)
Net income	$148,396	126,220
Other comprehensive loss:
Unrealized holding (loss) gain on securities available for sale, net of tax of ($22,971) for 2006 and $881 for 2005	(33,263)	1,275
Reclassification adjustment for gains in net income, net of tax of ($2) for 2006 and ($1,119) for 2005	(2)	(1,621)
Minimum pension liability adjustment	(21)	—

Total comprehensive income	$115,110	$125,874

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
3. — Earnings Per Share

	For the Three Months Ended June 30,
	2006			2005
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$73,168			$64,291

Basic earnings per share:
Income available to common stockholders	$73,168	539,679	$0.14	$64,291	574,614	$0.11

Effect of dilutive common stock equivalents	—	12,398		—	13,043

Diluted earnings per share:
Income available to common stockholders	$73,168	552,077	$0.13	$64,291	587,657	$0.11

	For the Six Months Ended June 30,
	2006			2005
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$148,396			$126,220

Basic earnings per share:
Income available to common stockholders	$148,396	544,292	$0.27	$126,220	574,423	$0.22

Effect of dilutive common stock equivalents	—	12,330		—	13,224

Diluted earnings per share:
Income available to common stockholders	$148,396	556,622	$0.27	$126,220	587,647	$0.21

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
4. — Fair Value and Unrealized Losses of Securities
The following table summarizes the fair value and unrealized losses of those investment and mortgage-backed securities that reported an unrealized loss at June 30, 2006 and 2005, and whether the unrealized loss position was continuous for the twelve months prior to those dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
2006

Held to maturity:
Investment securities	$1,189,290	$43,764	$285,373	$14,627	$1,474,663	$58,391
Mortgage-backed securities	2,280,697	39,599	2,544,954	169,754	4,825,651	209,353

Total held to maturity	3,469,987	83,363	2,830,327	184,381	6,300,314	267,744

Available for sale:
Investment securities	1,909,775	23,404	2,069,099	70,029	3,978,874	93,433
Mortgage-backed securities	818,086	10,749	1,796,886	58,173	2,614,972	68,922

Total available for sale	2,727,861	34,153	3,865,985	128,202	6,593,846	162,355

Total	$6,197,848	$117,516	$6,696,312	$312,583	$12,894,160	$430,099

2005

Held to maturity:
Investment securities	$74,835	$166	$224,244	$756	$299,079	$922
Mortgage-backed securities	555,601	3,769	1,276,274	22,635	1,831,875	26,404

Total held to maturity	630,436	3,935	1,500,518	23,391	2,130,954	27,326

Available for sale:
Investment securities	1,287,054	2,895	934,899	14,309	2,221,953	17,204
Mortgage-backed securities	835,162	5,825	484,931	1,327	1,320,093	7,152

Total available for sale	2,122,216	8,720	1,419,830	15,636	3,542,046	24,356

Total	$2,752,652	$12,655	$2,920,348	$39,027	$5,673,000	$51,682

The unrealized losses are primarily due to the changes in interest rates. We have not classified these items as impaired as the coupon payments for the investment securities and the scheduled principal and interest payments for mortgage-backed securities have been made in accordance with the terms of the agreements. We also anticipate collecting the entire principal balance as scheduled. We believe the price variation is temporary in nature and we have the intent and ability to hold these securities to maturity or for a sufficient amount of time to recover the recorded investment.
5. — Stockholders’ Equity
Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In June 2006, a seventh stock repurchase program was approved by the Board of Directors to repurchase up to 56,975,000 shares, or approximately ten percent of the outstanding common stock. During the six-month period ended June 30, 2006, we purchased 19,382,243 shares of our common stock at an aggregate cost of $255.9 million. As of June 30, 2006, there remained 58,679,000 shares to be purchased under the existing stock repurchase programs.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
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
Net periodic benefit cost included the following components:

	For the Three Months Ended June 30,
	Retirement Plans		Other Benefits
	2006	2005	2006	2005
	(In thousands)
Service cost	$802	$762	$269	$480
Interest cost	1,269	1,196	510	623
Expected return on assets	(1,718)	(1,694)	—	—
Amortization of:
Net loss	130	109	167	155
Unrecognized prior service cost	35	6	(391)	(245)

Net periodic benefit cost	$518	$379	$555	$1,013

	For the Six Months Ended June 30,
	Retirement Plans		Other Benefits
	2006	2005	2006	2005
	(In thousands)
Service cost	$1,604	$1,524	$538	$961
Interest cost	2,539	2,392	1,020	1,246
Expected return on assets	(3,436)	(3,387)	—	—
Amortization of:
Net loss	259	218	333	311
Unrecognized prior service cost	70	13	(783)	(489)

Net periodic benefit cost	$1,036	$760	$1,108	$2,029

We did not contribute to the pension plan during the first six months of 2006. We anticipate contributing funds to the plan assets during 2006 to meet any minimum funding requirements that may become payable as a result of the actuarial valuation of plan assets and the benefit obligation in 2006.
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
7. — Share-Based Compensation
Effective January 1, 2006, Hudson City Bancorp adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method. Under the modified prospective method, stock-based compensation expense is recognized for new stock-based awards granted after January 1, 2006, awards modified, repurchased or cancelled after January 1, 2006, and the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 based upon the grant-date fair value of those awards. There was no impact of the adoption on previously reported periods, in accordance with the transition guidance in SFAS No. 123(R). Prior to January 1, 2006, Hudson City accounted for employee stock options and restricted stock grants using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, Hudson City did not recognize any stock-based compensation expense for employee stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Expense for the recognition and retention plans (“RRP”) in the amount of the fair value of the common stock at the date of grant was recognized ratably over the vesting period. There was no material effect on the accounting for the RRP upon the adoption of SFAS No. 123(R). The unearned common stock held by the RRP within stockholders’ equity was eliminated against additional paid-in capital upon the adoption of SFAS No. 123(R).
As a result of the adoption of SFAS No. 123(R), Hudson City recorded stock-based compensation expense related to its outstanding and unvested stock options in the amount of $306,000 and $704,000, net of related tax effect of $79,000 and $214,000, for the three- and six-month periods ended June 30, 2006, respectively. If Hudson City had accounted for all employee stock options and restricted stock granted prior to January 1, 2006 under the fair value based accounting method of SFAS No. 123, net income and earnings per share for the three- and six-month periods ended June 30, 2005 would have been as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2005	2005
	(In thousands, except per share data)
Net income, as reported	$64,291	$126,220
Add: expense recognized for the recognition and retention plans, net of related tax effect of $236 and $875, respectively	395	1,465
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect of ($459) and ($1,321), respectively	(769)	(2,213)

Pro forma net income	$63,917	$125,472

Basic earnings per share: As reported	$0.11	$0.22
Pro forma	0.11	0.22

Diluted earnings per share: As reported	$0.11	$0.21
Pro forma	0.11	0.21

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The fair value of the option grants, for those grants awarded during the six-month period ended June 30, 2005, were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during the six months ended June 30, 2005 was $2.20. There were no grants awarded in the six months ended June 30, 2006.

	2005
Expected dividend yield	2.23%
Expected volatility	21.57
Risk-free interest rate	3.64
Expected option life	5	years
Recognition and Retention Plans. The purpose of the recognition and retention plans (“RRP”) is to promote the growth and profitability of Hudson City Bancorp by providing directors, officers and employees with an equity interest in Hudson City Bancorp as an incentive to achieve corporate goals. The RRP have invested money primarily in shares of Hudson City common stock that were used to make restricted stock awards. The RRP were authorized, in the aggregate, to purchase not more than 14,901,480 shares of common stock, and have purchased 14,887,855 shares on the open market at an average price of $2.91 per share.
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of June 30, 2006, common stock that had not been awarded totaled 13,625 shares. Expense attributable to the RRP amounted to $337,000 and $395,000, net of related tax effect of $199,000 and $236,000, for the three-month periods ended June 30, 2006 and 2005, respectively, and $731,000 and $1,465,000, net of related tax effect of $437,000 and $875,000, for the six-month periods ended June 30, 2006 and 2005, respectively.
A summary of the status of the granted, but unvested shares under the RRP as of June 30, and changes during those six-month periods, is presented below:

	Six Month Periods Ended June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
	Number of	Fair	Number of	Fair
	Shares	Value	Shares	Value
Outstanding at beginning of period	951,761	$9.70	2,973,759	$4.66
Granted	—	—	150,682	11.17
Vested	(410,910)	7.22	(2,172,680)	2.91

Outstanding at end of period	540,851	11.58	951,761	9.70

The per share weighted-average fair value of the shares vested during 2006 and 2005 was $13.44 and $10.36, respectively.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Stock Option Plans. Each stock option granted entitles the holder to purchase one share of Hudson City’s common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options granted generally vest over a five-year period from the date of grant and will expire no later than 10 years following the grant date. Under the Hudson City stock option plans existing prior to June 30, 2006, 36,323,960 shares of Hudson City Bancorp, Inc. common stock have been reserved for issuance. Directors and employees have been granted 36,503,495 stock options, including 215,442 shares previously issued, but forfeited by plan participants prior to exercise.
A summary of the status of the granted, but unexercised stock options as of June 30, and changes during those six-month periods, is presented below:

	Six Month Periods Ended June 30,
	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	21,659,869	$4.21	22,425,161	$3.95
Granted	—	—	496,930	11.17
Exercised	(1,952,644)	2.66	(950,920)	2.29
Forfeited	(8,336)	4.21	(3,847)	2.16

Outstanding at end of period	19,698,889	4.36	21,967,324	4.18

Shares issued upon the exercise of stock options are issued from treasury stock. Hudson City has an adequate number of treasury shares available for future stock option exercises. The total intrinsic value of the options exercised during the first six months of 2006 and 2005 was $19.4 million and $8.3 million, respectively. The aggregate tax benefit due to the exercise of stock options during the six months ended June 30, 2006 and 2005 was $5.6 million and $2.2 million, respectively.
The following table summarizes information about our stock options outstanding at June 30, 2006:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
Number	Remaining	Average	Number	Average
Of Options	Contractual	Exercise	Of Options	Exercise
Outstanding	Life	Price	Exercisable	Price
12,948,417	3.50 years	$2.16	12,948,417	$2.16
248,895	4.50 years	3.09	248,895	3.09
411,801	4.50 years	3.40	411,801	3.40
820,736	4.50 years	3.59	820,736	3.59
335,987	5.50 years	4.20	246,221	4.20
689,440	5.50 years	5.53	689,440	5.53
254,558	6.50 years	5.96	140,422	5.96
206,480	6.50 years	6.35	206,480	6.35
448,840	7.50 years	10.33	179,536	10.33
485,389	8.50 years	11.17	95,543	11.17
371,890	7.50 years	11.91	148,745	11.91
2,476,456	7.50 years	12.22	591,344	12.22

19,698,889		4.36	16,727,580	3.11

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The total intrinsic value of the options outstanding and options exercisable were $176.7 million and $171.0 million, respectively as of June 30, 2006. At June 30, 2006, unearned compensation costs related to all nonvested awards of options and restricted stock not yet recognized totaled $11.2 million, and will be recognized over a weighted-average period of approximately 1.77 years.
8. — Subsequent Events
On July 14, 2006, we completed the acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) for $20.75 per share in cash, representing an aggregate transaction value of approximately $265 million. The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. As of June 30, 2006, Sound Federal had over $1 billion of assets and deposits. We consider the impact on our financial statements of this acquisition to be immaterial.
On July 18, 2006, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.075 per common share outstanding. The dividend is payable on September 1, 2006 to stockholders of record at the close of business on August 4, 2006.
Also at the July 18, 2006 board meeting, the Compensation Committee of the Board of Directors approved the issuance of 7,960,000 stock options to purchase shares of Hudson City Bancorp common stock pursuant to the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan that was approved by the shareholders at the 2006 Annual Meeting of Stockholders. The options were granted at $12.76 per share on July 21, 2006, which was the closing price of our common stock on the third trading day after the release of the financial results for the period ended June 30, 2006. Of these options, 4,400,000 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 3,560,000 shares vest on December 31, 2008 if certain financial performance measures relating to efficiency and credit quality are met.
9. — Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “ Reporting Changes in Interim Financial Statements”. SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect Hudson City’s financial statements upon adoption of a voluntary change in accounting principle or upon adoption of a new standard that does not contain transition provisions.
In November 2005, the FASB issued FSP No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and how to measure an impairment loss. FSP No. 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. 115-1 replaces the impairment guidance in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with references to existing authoritative literature concerning other-than-temporary impairment determinations (principally SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”). Under FSP No. 115-1, impairment losses must be recognized in earnings for the entire difference between the security’s cost and its fair value at the

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
financial statement date, without considering partial recoveries subsequent to that date. FSP No. 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005. The application of FSP No. 115-1 did not have a material impact on our financial condition or results of operations.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Financial Hybrid Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The application of SFAS No. 155 is not expected to have an impact on our financial condition or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The application of SFAS No. 156 is not expected to have a material impact on our financial condition or results of operations.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The application of FASB Interpretation No. 48 is not expected to have an impact on our financial condition or results of operations.

Hudson City Bancorp, Inc.
Form 10-Q
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities. Our results are also affected by the market price of our stock, as the expense of our employee stock ownership plan is related to the current price of our common stock.
Short-term market interest rates continued to increase during the first six months of 2006 following increases during the entirety of 2005. The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) increased the overnight lending rate 25 basis points at each of the regularly scheduled meetings beginning in June 2004 to the current rate of 5.25%. Intermediate-term market interest rates, those with maturities of two to five years, and long-term market interest rates, in particular the 10-year bond, also increased during the first six months of 2006 at a similar pace as the short-term interest rates. The result of these market interest rate changes was the continuation of the flat market yield curve during the first six months of 2006 that existed at the end of 2005.
In June 2005 we completed a second-step conversion and stock offering raising approximately $3.93 billion, the effects of which can be seen in increases in the average balances of our interest-earning assets. The amount of funds received in the offering available for investment was approximately $3.57 billion, reflecting reductions of $125.0 million due to payment of conversion related expenses and $229.9 million due to the use of customer deposits to purchase stock. We also effected a stock split pursuant to which each share of common stock outstanding or held as treasury stock before completion of the offering was split into 3.206 shares.
During the first six months of 2006, we grew our balance sheet $3.25 billion, reflecting internally generated growth funded primarily by borrowed funds. This growth primarily reflected a $1.91 billion increase in total loans and a $1.03 billion increase in total mortgage-backed securities. The growth in our core investment of residential first mortgage loans was due to our continued strong levels of loan purchases, which allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost. The growth in total mortgage-backed securities reflected purchases of variable-rate or hybrid instruments. The $3.20 billion growth in total borrowed funds reflected new borrowings of $4.10 billion that had terms to maturity of ten years and initial non-call periods of one to three years.
Our net income increased 13.8% for the second quarter of 2006 to $73.2 million and increased 17.6% for the first six months of 2006 to $148.4 million primarily due to the growth of our interest-earning assets. Basic and diluted earnings per share for the second quarter of 2006 were $0.14 and $0.13, respectively, compared with $0.11 for both basic and diluted for the second quarter of 2005. Basic and diluted earnings per share for the six-month period ended June 30, 2006 were both $0.27, compared with $0.22 and $0.21,

Hudson City Bancorp, Inc.
Form 10-Q
respectively for the six-month period ended June 30, 2005. Our annualized return on average stockholders’ equity decreased to 5.76% and 5.78%, respectively, for the three- and six-month periods ended June 30, 2006, when compared to the same periods in 2005, reflecting the increase in stockholders’ equity due to the capital received from our second-step conversion and stock offering. Our annualized return on average assets decreased to 0.96% and 1.00%, respectively, for the three- and six-month periods ended June 30, 2006, when compared to the same periods in 2005, reflecting our internally generated growth in this flat yield curve environment.
The increase in our interest income for the three- and six-month periods ended June 30, 2006 was primarily derived from the overall growth in our interest-earning assets, while the increase in our interest expense reflected both the growth in our interest-bearing liabilities and increases in prevailing interest rates. Net interest income increased $21.9 million for the second quarter of 2006 and $53.7 million for the first six months of 2006, when compared to the corresponding period in 2005, reflecting the larger growth of our interest-earning assets when compared to the growth of our interest-bearing liabilities. Interest-earning assets increased approximately 34.4% for the second quarter of 2006 and 37.5% for the first six months of 2006, as compared to the prior year period, while our interest-bearing liabilities increased 23.6% and 23.9% during those same periods. This difference in growth rates offset the negative impact of the short-term interest rate increases and resulting flat market yield curve. The annualized yield on our interest-earning assets increased 12 and 7 basis points, respectively, during the three- and six-month periods ended June 30, 2006, as compared to the prior year periods, while the annualized cost of our interest-bearing liabilities increased 78 and 77 basis points, respectively, over those same periods.
Our net interest margin decreased 31 basis points and our net interest rate spread decreased 66 basis points when comparing the second quarter of 2006 with the corresponding period in 2005. Our net interest margin decreased 30 basis points and our net interest rate spread decreased 70 basis points when comparing the first six months of 2006 to the comparable period in 2005. These decreases were primarily due to changes in prevailing interest rates over the past two years, as our interest income, in general, reflects movements in long-term rates while our interest expense, in general, reflects movements in short-term rates. These decreases in the net interest margin and net interest rate spread were also due, in part, to a shift in our interest-earning asset mix to shorter-term investment securities and variable-rate mortgage loans and mortgage-backed securities to help manage our interest rate risk. In addition, our interest-bearing liabilities reset to the current market interest rates faster than our interest-earning assets, which generally lag market interest rates due to normal commitment periods of up to 90 days. The smaller decrease in our net interest margin, when compared to our net interest rate spread, reflected the infusion of capital due to the completion of our second-step conversion in June 2005.
We anticipate that short-term interest rates will remain at their current levels, or may slightly increase, during the remainder of 2006 and intermediate- and long-term rates will follow any change to the short-term rates, thus maintaining the flat market yield curve throughout the year. This potential market interest rate scenario would have a negative impact on our results of operations and our net interest margin as the yields on our interest-earning assets and the costs of our interest-bearing liabilities will increase by a similar amount, thus maintaining the current narrow spread. However, we expect the planned growth in our balance sheet will continue to offset the impact of movements in interest rates on our net interest income.
We plan to grow our assets during the remainder of 2006 primarily through the origination and purchase of mortgage loans, while purchasing investment and mortgage-backed securities as a supplement to our investments in mortgage loans. We also plan that approximately half of the growth in interest-earning

Hudson City Bancorp, Inc.
Form 10-Q
assets will be short-term or variable-rate in nature, in order to assist in the management of our interest rate risk. During the first six months of 2006, approximately 54.8% of the growth in our interest-earning assets was short-term or variable-rate. We consider a loan or security to be variable rate if there exists a contractual rate adjustment during the life of the instrument, including those variable-rate mortgage-related assets with three-, five- or ten-year initial fixed-rate periods.
The primary funding for our asset growth is expected to come from customer deposits and borrowed funds, using the funding source that is most reasonably priced given the overall market interest rate conditions. During the second half of 2005 and first six months of 2006, we experienced extreme competitive pricing of short-term deposits in the New York metropolitan market. During this period, wholesale borrowing costs were more economical and reflective of current rates. We plan that the funds borrowed will primarily have initial non-call periods of one to five years and final maturities of ten years in order to extend the maturity of our liabilities and assist in the management of our interest rate risk. We intend to grow customer deposits by continuing to offer desirable products at competitive, but prudent rates and by opening new branch offices. During the first six months of 2006 we opened four branch offices. The acquisition of Sound Federal Savings Bank in July 2006 added 14 additional branch offices, bringing our total branch network to 109 offices and resulting in our operating branch offices in seven of the top fifty counties in the United States ranked by median household income. We will continue to explore branch expansion opportunities in market areas that present superior opportunities for our traditional thrift business model.
Comparison of Financial Condition at June 30, 2006 and December 31, 2005
During the first six months of 2006, our total assets increased $3.25 billion, or 11.6%, to $31.33 billion at June 30, 2006 from $28.08 billion at December 31, 2005. Loans increased $1.91 billion, or 12.7%, to $16.97 billion at June 30, 2006 from $15.06 billion at December 31, 2005, reflecting internal growth initiatives funded primarily by borrowed funds. The increase in loans reflected our continued loan purchase activity as well as our focus on the origination of one- to four-family first mortgage loans in New Jersey and the New York metropolitan area. For the first six months of 2006, we purchased first mortgage loans of $1.49 billion and originated first mortgage loans of $1.18 billion, compared with purchases of $1.92 billion and originations of $811.1 million for the comparable period in 2005. The larger volume of purchased mortgage loans in 2006, when compared to the volume of loan originations, allowed us to continue to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Our first mortgage loan originations and purchases were exclusively in one-to four-family mortgage loans. Approximately 1.0% of the mortgage loan purchases and 43.7% of the mortgage loan originations were variable-rate loans, which we consider to be any loan with a contractual annual rate adjustment, including those loans with an initial fixed-rate period of one to ten years. We purchased a lower percentage of variable-rate mortgage loans, when compared to originated mortgage loans, as a large percentage of variable-rate loans available for purchase are outside our defined geographic parameters and contain types of variable-rate instruments, such as option ARM’s, that do not meet our underwriting standards. Fixed-rate mortgage loans accounted for 82.3% of our first mortgage loan portfolio at June 30, 2006 compared with 82.7% at December 31, 2005. This percentage of fixed-rate loans to total loans is expected to have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice to current market interest rates, while our interest-bearing deposits and callable borrowed funds would reprice, from time to time, to the higher market interest rates. At June 30,

Hudson City Bancorp, Inc.
Form 10-Q
2006, we were committed to purchase and originate $338.8 million and $273.1 million, respectively, of first mortgage loans, which are expected to settle during the third quarter of 2006.
Total mortgage-backed securities increased $1.03 billion to $7.94 billion at June 30, 2006 from $6.91 billion at December 31, 2005, reflecting internal growth initiatives funded primarily by borrowed funds. This increase in total mortgage-backed securities resulted from $1.74 billion in purchases of securities, all of which are directly or indirectly insured or guaranteed by a U.S. government agency or U.S. government-sponsored enterprise. Of these purchases, approximately 98.3% were variable-rate (adjustable annually) or hybrid (adjustable annually after fixed periods of three to seven years) instruments. This large percentage of purchases of variable-rate securities offsets the large percentage of purchases of fixed-rate mortgage loans. At June 30, 2006, variable-rate mortgage-backed securities accounted for 61.9% of our portfolio compared with 53.6% at December 31, 2005. At June 30, 2006, we were committed to purchase $424.0 million of U.S. government agency or U.S. government-sponsored enterprise variable-rate mortgage-backed securities, which are expected to settle during the third quarter of 2006. We intend to continue to purchase variable-rate securities, such as those mortgage-backed securities described above or U.S. government-sponsored enterprise step-up notes, as well as originate and purchase variable-rate mortgage loans in order to grow our fixed-rate and variable-rate portfolios by equal amounts, as part of our strategy to assist in the management of our interest rate risk.
Accrued interest receivable increased $17.2 million, primarily due to increased balances in loans and investments. The $133.1 million increase in other assets reflected the increase in the deferred tax asset related to the increase of the unrealized loss on our available for sale investment and mortgage-backed securities portfolios, and a broker receivable due to a commitment to borrow funds that settled in the third quarter of 2006.
Total liabilities increased $3.46 billion, or 15.1%, to $26.33 billion at June 30, 2006 compared with $22.87 billion at December 31, 2005. Borrowed funds increased $3.20 billion, or 28.2%, to $14.55 billion at June 30, 2006 from $11.35 billion at December 31, 2005. The additional borrowed funds were primarily used to fund our asset growth. Borrowed funds were comprised of $8.35 billion of securities sold under agreements to repurchase and $6.20 billion of Federal Home Loan Bank advances. The $4.10 billion in new borrowings have initial non-call periods ranging from one to three years, final maturities of ten years, and a weighted-average rate of 4.33%.
Total deposits increased $230.5 million during the first six months of 2006, reflecting an $851.0 million increase in total time deposits, primarily with initial maturities of less than one year, and a $363.3 million increase in money market accounts due to an increase during the quarter of the interest rate paid on our money market checking account. The money market checking product now complements our other products by paying a competitive market interest rate. These increases were partially offset by a $961.6 million decrease to interest-bearing transaction accounts, including our High Value Checking account product, primarily due to our customers shifting deposits to other offered products. We experienced severe competitive pressure and extreme pricing of short-term deposits during the second-half of 2005 and the first six months of 2006 in the New York metropolitan area. We believed the price of borrowed funds was more economical and reflective of current rates than the price of deposits and therefore priced our deposits at a competitive, but prudent rate, resulting in the use of borrowed funds at a greater rate to fund our asset growth.
Total stockholders’ equity decreased $202.8 million to $5.00 billion at June 30, 2006 from $5.20 billion at December 31, 2005. The decrease was primarily due to repurchases of 19,382,243 shares of outstanding

Hudson City Bancorp, Inc.
Form 10-Q
common stock at an aggregate cost of $255.9 million, cash dividends declared and paid to common stockholders of $82.0 million and a $33.3 million further increase in our accumulated other comprehensive loss primarily due to higher market interest rates decreasing the market value of our securities available for sale. These decreases to stockholders’ equity were partially offset by net income of $148.4 million for the first six months of 2006, a $5.2 million increase due to the exercise of 1,952,644 stock options, a $6.4 million permanent tax benefit due to the exercise of stock options and the vesting of shares in our restricted stock plan, and a $7.5 million increase due to the commitment of shares for our employee stock benefit plans.
In June 2006, the Board of Directors approved our seventh stock repurchase program to repurchase up to 56,975,000 shares of common stock. As of June 30, 2006, 58,679,000 shares were available for repurchase under our existing stock repurchase programs. At June 30, 2006, our stockholders’ equity to asset ratio was 15.96% compared with 18.53% at December 31, 2005. The decrease reflected our strategy to grow assets, purchase outstanding common stock and pay dividends. For the first six months of 2006, the ratio of average stockholders’ equity to average assets was 17.30% compared with 15.10% for the year 2005. The increase reflected the receipt of the net offering proceeds from our second-step conversion and stock offering during 2005. At June 30, 2006, our stockholders’ equity per common share, using the period-end share count of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested management plan shares, was $9.36 compared with $9.44 at December 31, 2005.
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
Average Balance Sheet. The tables on the following pages present certain information regarding Hudson City Bancorp’s financial condition and net interest income for the three- and six-month periods ended June 30, 2006 and 2005. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Three Months Ended June 30,
	2006				2005
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$16,120,819	$223,632	5.55%		$12,254,495	$166,558	5.44%
Consumer and other loans	261,948	3,883	5.93		169,850	2,465	5.81
Federal funds sold	129,132	1,525	4.74		171,416	1,262	2.95
Mortgage-backed securities at amortized cost	7,764,976	90,418	4.66		5,921,617	64,768	4.38
Federal Home Loan Bank of New York stock	320,724	3,209	4.00		164,565	3,739	9.09
Investment securities at amortized cost	5,602,907	61,473	4.39		3,792,885	40,412	4.26

Total interest-earning assets	30,200,506	384,140	5.09		22,474,828	279,204	4.97

Noninterest-earnings assets	309,918				651,868

Total Assets	$30,510,424				$23,126,696

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$768,446	1,894	0.99		$1,324,444	3,269	0.99
Interest-bearing transaction accounts	2,908,015	24,363	3.36		4,248,495	30,660	2.89
Money market accounts	637,811	4,458	2.80		561,686	1,474	1.05
Time deposits	6,789,930	67,693	4.00		5,381,904	35,500	2.65

Total interest-bearing deposits	11,104,202	98,408	3.55		11,516,529	70,903	2.47
Repurchase agreements	8,259,341	76,574	3.72		6,206,044	54,110	3.50
Federal Home Loan Bank of New York advances	5,414,286	55,569	4.12		2,327,363	22,504	3.88

Total interest-bearing liabilities	24,777,829	230,551	3.73		20,049,936	147,517	2.95

Noninterest-bearing liabilities:
Noninterest-bearing deposits	458,355				439,415
Other noninterest-bearing liabilities	190,545				131,517

Total noninterest-bearing liabilities	648,900				570,932

Total liabilities	25,426,729				20,620,868
Stockholders’ equity	5,083,695				2,505,828

Total Liabilities and Stockholders’ Equity	$30,510,424				$23,126,696

Net interest income/net interest rate spread (2)		$153,589	1.36%			$131,687	2.02%

Net interest-earning assets/net interest margin (3)	$5,422,677		2.03%		$2,424,892		2.34%

Ratio of interest-earning assets to interest-bearing liabilities			1.22	x			1.12	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Six Months Ended June 30,
	2006				2005
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$15,644,241	$432,819	5.53%		$11,815,575	$322,656	5.46%
Consumer and other loans	252,321	7,397	5.86		164,669	4,766	5.79
Federal funds sold	134,582	3,033	4.54		155,296	2,085	2.71
Mortgage-backed securities at amortized cost	7,463,089	172,201	4.61		5,689,854	124,942	4.39
Federal Home Loan Bank of New York stock	284,523	5,717	4.02		152,599	4,915	6.44
Investment securities at amortized cost	5,597,919	122,661	4.38		3,379,278	73,459	4.35

Total interest-earning assets (4)	29,376,675	743,828	5.06		21,357,271	532,823	4.99

Noninterest-earnings assets	308,618				483,690

Total Assets	$29,685,293				$21,840,961

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$782,286	3,837	0.99		$1,123,131	5,514	0.99
Interest-bearing transaction accounts	3,155,099	52,444	3.35		4,284,477	57,958	2.73
Money market accounts	532,804	6,451	2.44		565,176	2,915	1.04
Time deposits	6,568,518	125,040	3.84		5,353,883	67,431	2.54

Total interest-bearing deposits	11,038,707	187,772	3.43		11,326,667	133,818	2.38
Repurchase agreements	8,204,696	150,402	3.70		5,875,967	101,216	3.47
Federal Home Loan Bank of New York advances	4,672,459	94,386	4.07		2,094,972	40,216	3.87

Total interest-bearing liabilities (4)	23,915,862	432,560	3.65		19,297,606	275,250	2.88

Noninterest-bearing liabilities:
Noninterest-bearing deposits	448,328				429,055
Other noninterest-bearing liabilities	184,831				138,896

Total noninterest-bearing liabilities	633,159				567,951

Total liabilities	24,549,021				19,865,557
Stockholders’ equity	5,136,272				1,975,404

Total Liabilities and Stockholders’ Equity	$29,685,293				$21,840,961

Net interest income/net interest rate spread (2)		$311,268	1.41%			$257,573	2.11%

Net interest-earning assets/net interest margin (3)	$5,460,813		2.09%		$2,059,665		2.39%

Ratio of interest-earning assets to interest-bearing liabilities			1.23	x			1.11	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	At June 30, 2006, the weighted-average rate on our outstanding interest-earning assets, other than our FHLB stock, was as follows: first mortgage loans, 5.71%, consumer and other loans, 5.98%, federal funds sold, 5.25%, mortgage-backed securities, 4.92%, investment securities, 4.41%. At June 30, 2006, the weighted-average rate on our outstanding interest-bearing liabilities was as follows: savings accounts, 0.98%, interest-bearing transaction accounts, 3.41%, money market accounts, 3.21%, time deposits, 4.18%, borrowed funds, 3.90%.

Hudson City Bancorp, Inc.
Form 10-Q
Comparison of Operating Results for the Three-Month Periods Ended June 30, 2006 and 2005
General. Net income was $73.2 million for the second quarter of 2006, reflecting an increase of $8.9 million, or 13.8%, compared with net income of $64.3 million for the second quarter of 2005. Basic and diluted earnings per common share were $0.14 and $0.13, respectively, for the second quarter of 2006 compared with basic and diluted earnings per share of $0.11 for the second quarter of 2005. For the three-month period ended June 30, 2006, our annualized return on average stockholders’ equity was 5.76% compared with 10.26% for the comparable period in 2005. Our annualized return on average assets for the second quarter of 2006 was 0.96% compared with 1.11% for the second quarter of 2005. The decreases in these ratios were primarily due to the receipt of the net proceeds from our second-step conversion and stock offering completed in June 2005, which significantly increased average stockholders’ equity and average assets. The decrease in the annualized return on average assets also reflected our balance sheet growth during a period of narrowing net interest rate spreads and a flat market yield curve.
Interest and Dividend Income. Total interest and dividend income increased $104.9 million, or 37.6%, to $384.1 million for the second quarter of 2006 compared with $279.2 million for the second quarter of 2005. The increase in total interest and dividend income was primarily due to a $7.73 billion, or 34.4%, increase in the average balance of total interest-earning assets to $30.20 billion for the second quarter of 2006 compared with $22.47 billion for the second quarter of 2005. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods and also reflected the receipt of the net offering proceeds from our second-step conversion. The increase in interest and dividend income was also partially due to an increase of 12 basis points in the annualized weighted-average yield on total interest-earning assets to 5.09% for the three-month period ended June 30, 2006 from 4.97% for the comparable period in 2005. This slight increase in the annualized weighted-average yield, in a period of increasing interest rates, reflected a shift in our interest-earning asset mix to shorter-term investment securities to help manage our interest rate risk.
The $57.0 million increase in interest and fee income on first mortgage loans was primarily due to a $3.87 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on balance sheet growth in our core investment of first mortgage loans. The increase in mortgage loan income was also due to an 11 basis point increase in the annualized weighted-average yield, which reflected the large volume of originations and purchases of mortgage loans during this period of rising interest rates.
The $21.1 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of total investment securities of $1.81 billion, which reflected the investment into short-term securities of part of the net proceeds from the second-step conversion and stock offering. The increase in interest and dividends on total investment securities was also due to a 13 basis point increase in the annualized weighted-average yield reflecting purchases of securities during this period of rising interest rates and the scheduled increase in interest rates of the U.S. government-sponsored enterprise step-up notes.
The $25.6 million increase in interest income on total mortgage-backed securities was due to a $1.84 billion increase in the average balance of total mortgage-backed securities, which primarily reflected the purchase of variable-rate securities during 2005 and the first six months of 2006 using part of the net proceeds from the second-step offering and a shift of investment strategy to variable-rate and hybrid mortgage-backed securities. The increase in income was also due to a 28 basis point increase in the

Hudson City Bancorp, Inc.
Form 10-Q
annualized weighted-average yield, reflecting the large volume of purchases of instruments during this period of rising interest rates and the scheduled interest rate adjustments of our predominantly variable-rate portfolio.
Interest Expense. Total interest expense increased $83.1 million, or 56.3%, to $230.6 million for the second quarter of 2006 from $147.5 million for the second quarter of 2005. This increase was due to a $4.73 billion, or 23.6%, increase in the average balance of total interest-bearing liabilities to $24.78 billion for the second quarter of 2006 compared with $20.05 billion for the second quarter of 2005. This increase in interest-bearing liabilities was primarily used to fund asset growth. The increase in total interest expense was also due to a 78 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 3.73% for the three-month period ended June 30, 2006 compared with 2.95% for the three-month period ended June 30, 2005, which reflected the growth of our interest-bearing liabilities during the rising short-term interest rate environment experienced during 2005 and the first six months of 2006, and a shift of our deposits to higher costing short-term time deposits.
Interest expense on borrowed funds increased $55.5 million primarily due to a $5.14 billion increase in the average balance of borrowed funds and, to a lesser extent, a 28 basis point increase in the annualized weighted-average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth. The $4.10 billion of new borrowings incurred during the first six months of 2006 all had maturity periods of ten years and initial non-call periods of one to three years, extending the overall maturity of our liabilities in order to assist in the management of interest rate risk. The new borrowings had a weighted-average rate of 4.33%. The increase in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in this increasing interest rate environment and the call, during the first six months of 2006, of $900.0 million of borrowed funds by various lenders and subsequent re-borrowing of these funds at a higher interest rate.
The $27.5 million increase in interest expense on interest-bearing deposits for the second quarter of 2006 was primarily due to a 108 basis point increase in the annualized weighted-average cost in interest-bearing deposits, reflecting the rising short-term market interest rate environment experienced during 2005 and the first six months of 2006, the need to increase rates on deposit products in order to achieve our strategic growth objectives in the highly competitive deposit market of the New York metropolitan area and a shift by our customers to higher costing short-term time deposits. The increase in interest expense due to the increase in the annualized weighted-average yield was partially offset by a $412.3 million decrease in the average balance of interest-bearing deposits, reflecting decreases in deposits due to the use of deposits to purchase stock during our second-step conversion and stock offering.
The $32.2 million increase in interest expense on our time deposit accounts reflected a 135 basis point increase in the annualized weighted-average cost, due to the rising short-term market interest rate environment, and a $1.41 billion increase in the average balance of time deposit accounts. The $3.0 million increase in interest expense on our money market accounts reflected an increase in the annualized weighted-average cost of 175 basis points and a $76.1 million increase in the average balance of money market accounts, reflecting the competitive pricing of this product. The $6.3 million decrease in interest expense on our interest-bearing transaction accounts was primarily due to a $1.34 billion decrease in the average balance, reflecting shifts to other deposit products. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay competitive, but prudent rates and by opening new branch offices. We will continue to supplement deposit growth using borrowed funds.

Hudson City Bancorp, Inc.
Form 10-Q
Net Interest Income. Net interest income increased $21.9 million, or 16.6%, to $153.6 million for the second quarter of 2006 compared with $131.7 million for the second quarter of 2005. This increase primarily reflected the investment of the net offering proceeds from our second-step conversion and our internally generated growth initiatives, the combination of which resulted in a larger increase in the average balance of total interest-earning assets when compared to the increase in the average balance of total interest-bearing liabilities. The increase due to our growth was partially offset by an increase in the costs of our interest-bearing deposits and borrowed funds. Our net interest rate spread decreased 66 basis points to 1.36% for the second quarter of 2006 from 2.02% for the second quarter of 2005. Our net interest margin decreased 31 basis points to 2.03% for the second quarter of 2006 from 2.34% for the comparable period in 2005.
The decrease in our net interest rate margin and net interest rate spread was primarily due to the larger increase in the annualized weighted-average cost of interest-bearing liabilities compared with the increase in the annualized weighted-average yield on interest-earning assets. The increase in the cost of our interest-bearing liabilities reflected the rising interest rate environment affecting our deposits and borrowed funds, the competitive pricing pressures of operating in the New York metropolitan area, the shift within our deposits to higher costing short-term time deposits and the increase in interest rates due to the call and subsequent re-borrowing of borrowed funds. The slight increase in the yield on our interest-earning assets, during a period of rising interest rates, reflected the shift in our investment portfolio to shorter-term interest-earning assets, accomplished by purchasing and originating a larger percentage of variable-rate loans and securities. The lesser decrease in our net interest margin, when compared to the decrease in our net interest rate spread, reflected the infusion of capital due to the completion of our second-step conversion.
Provision for Loan Losses. We did not provide for the allowance for loan losses during the three-month period ended June 30, 2006, as payment performance remained strong and delinquency rates remained low during this period, nor did we provide during the three-month period ended June 30, 2005. Net charge-offs for the first six months of 2006 were $2,000 compared with net recoveries of $1,000 for the first six months of 2005. The ratio of the allowance for loan losses to total loans was 0.16% at June 30, 2006 compared with 0.18% at December 31, 2005.
Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, decreased to $18.2 million at June 30, 2006 from $19.3 million at December 31, 2005. The ratio of non-performing loans to total loans was 0.11% at June 30, 2006 compared with 0.13% at December 31, 2005. The ratio of the allowance for loan losses to non-performing loans was 150.45% at June 30, 2006 compared with 141.84% at December 31, 2005.
During the first quarter of 2006, we lowered the loss factors used in our analysis of the loan loss allowance for our first mortgage loans to reflect the relative stability in the amount of our non-performing loans given the substantial growth of our overall loan portfolio. The decrease in the loss factors also reflected the continued low levels of charge-offs and the continued strength of the regional economy and housing market. We consider the ratio of allowance for loan losses to total loans at June 30, 2006, given our primary lending emphasis and current market conditions, to be adequate.
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
Non-Interest Income. Total non-interest income was $1.5 million for the second quarter of 2006 compared with $1.2 million for the second quarter of 2005. The gain on securities transactions reported in the second quarter of 2006 reflected the call of a U.S. government-sponsored enterprise security.
Non-Interest Expense. Total non-interest expense increased $8.2 million, or 27.1%, to $38.5 million for the second quarter of 2006 from $30.3 million for the second quarter of 2005. The increase primarily reflected a $5.1 million increase in compensation and employee benefits expense primarily due to an increase in the expense related to our employee stock ownership plan, reflecting increases in our stock price. Expense related to our previously granted and unvested stock options, due to the adoption of SFAS No. 123(R), “Share Based Payment”, amounted to $385,000 during the second quarter of 2006. Our efficiency ratio was 24.84% for the second quarter of 2006 compared with 22.76% for the second quarter of 2005. Our ratio of non-interest expense to average total assets for the second quarter of 2006 was 0.50% compared with 0.52% for the comparable period in 2005.
Income Taxes. Income tax expense increased $5.0 million, or 13.0%, to $43.4 million for the three-month period ended June 30, 2006 from $38.4 million for the three-month period ended June 30, 2005, reflecting the 13.4% increase in income before income tax expense. Our effective tax rate for the second quarter of 2006 was 37.21% compared with 37.38% for the second quarter of 2005.
Comparison of Operating Results for the Six-Month Periods Ended June 30, 2006 and 2005
General. Net income was $148.4 million for the first six months of 2006, reflecting an increase of $22.2 million, or 17.6%, compared with net income of $126.2 million for the first six months of 2005. Basic and diluted earnings per common share were $0.27 for the first six months of 2006 compared with basic and diluted earnings per share of $0.22 and $0.21, respectively, for the first six months of 2005. For the six-month period ended June 30, 2006, our annualized return on average stockholders’ equity was 5.78% compared with 12.78% for the comparable period in 2005. Our annualized return on average assets for the first six months of 2006 was 1.00% compared with 1.16% for the first six months of 2005. The decreases in these ratios were primarily due to the receipt of the net proceeds from our second-step conversion and stock offering completed in June 2005, which significantly increased average stockholders’ equity and average assets. The decrease in the annualized return on average assets also reflected our balance sheet growth during a period of narrowing net interest rate spreads and a flat market yield curve.
Interest and Dividend Income. Total interest and dividend income increased $211.0 million, or 39.6%, to $743.8 million for the first six months of 2006 compared with $532.8 million for the first six months of 2005. The increase in total interest and dividend income was primarily due to an $8.02 billion, or 37.5%, increase in the average balance of total interest-earning assets to $29.38 billion for the first six months of 2006 compared with $21.36 billion for the first six months of 2005. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods and also reflected the receipt of the net offering proceeds from our second-step conversion. The increase in interest and dividend income was also partially due to an increase of seven basis points in the annualized weighted-average yield on total interest-earning assets to 5.06% for the six-month period ended June 30, 2006 from 4.99% for the comparable period in 2005. This slight increase in the annualized

Hudson City Bancorp, Inc.
Form 10-Q
weighted-average yield, in a period of increasing interest rates, reflected a shift in our interest-earning asset mix to shorter-term investment securities to assist in the management of our interest rate risk.
The $110.1 million increase in interest and fee income on first mortgage loans was primarily due to a $3.82 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on balance sheet growth in our core investment of first mortgage loans. The increase in mortgage loan income was also due to a seven basis point increase in the annualized weighted-average yield, which reflected the large volume of originations and purchases of mortgage loans during this period of rising interest rates.
The $49.2 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of total investment securities of $2.22 billion, which reflected the investment into short-term securities of part of the net proceeds from the second-step conversion and stock offering. The increase in interest and dividends on total investment securities was also due to a three basis point increase in the annualized weighted-average yield reflecting purchases of securities during this period of rising interest rates and the scheduled increase in interest rates of the U.S. government-sponsored enterprise step-up notes.
The $47.3 million increase in interest income on total mortgage-backed securities was due to a $1.77 billion increase in the average balance of total mortgage-backed securities, which primarily reflected the purchase of variable-rate securities during 2005 and the first six months of 2006 using part of the net proceeds from the second-step offering and a shift of investment strategy to variable-rate and hybrid mortgage-backed securities. The increase in income was also due to a 22 basis point increase in the annualized weighted-average yield, reflecting the large volume of purchases of instruments during this period of rising interest rates and the scheduled interest rate adjustments of our predominantly variable-rate portfolio.
Interest Expense. Total interest expense increased $157.3 million, or 57.1%, to $432.6 million for the first six months of 2006 from $275.3 million for the first six months of 2005. This increase was due to a $4.62 billion, or 23.9%, increase in the average balance of total interest-bearing liabilities to $23.92 billion for the first six months of 2006 compared with $19.30 billion for the first six months of 2005. This increase in interest-bearing liabilities was primarily used to fund asset growth. The increase in total interest expense was also due to a 77 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 3.65% for the six-month period ended June 30, 2006 compared with 2.88% for the six-month period ended June 30, 2005, which reflected the growth of our interest-bearing liabilities during the rising short-term interest rate environment experienced during 2005 and the first six months of 2006, and a shift of our deposits to higher costing short-term time deposits.
Interest expense on borrowed funds increased $103.4 million primarily due to a $4.91 billion increase in the average balance of borrowed funds and, to a lesser extent, a 25 basis point increase in the annualized weighted-average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth. The increase in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in this increasing interest rate environment and the call, during the first six months of 2006, of $900.0 million of borrowed funds by various lenders and subsequent re-borrowing of these funds at a higher interest rate.
The $54.0 million increase in interest expense on interest-bearing deposits for the first six months of 2006 was primarily due to a 105 basis point increase in the annualized weighted-average cost in interest-

Hudson City Bancorp, Inc.
Form 10-Q
bearing deposits, reflecting the rising short-term market interest rate environment experienced during 2005 and the first six months of 2006, the need to increase rates on deposit products in order to achieve our strategic growth objectives in the highly competitive deposit market of the New York metropolitan area and a shift by our customers to higher costing short-term time deposits. The increase in interest expense due to the increase in the annualized weighted-average yield was partially offset by a $288.0 million decrease in the average balance of interest-bearing deposits, reflecting decreases in deposits due to the use of deposits to purchase stock during our second-step conversion and stock offering.
The $57.6 million increase in interest expense on our time deposit accounts reflected a 130 basis point increase in the annualized weighted-average cost, due to the rising short-term market interest rate environment, and a $1.22 billion increase in the average balance of time deposit accounts. The $3.6 million increase in interest expense on our money market accounts primarily reflected an increase in the annualized weighted-average cost of 140 basis points, reflecting the competitive pricing of this product. The $5.6 million decrease in interest expense on our interest-bearing transaction accounts was primarily due to a $1.12 billion decrease in the average balance, reflecting shifts to other deposit products. We intend to continue to fund future asset growth using customer deposits as our primary source of funds, by continuing to pay competitive, but prudent rates and by opening new branch offices. We will continue to supplement deposit growth using borrowed funds.
Net Interest Income. Net interest income increased $53.7 million, or 20.8%, to $311.3 million for the first six months of 2006 compared with $257.6 million for the first six months of 2005. This increase primarily reflected the investment of the net offering proceeds from our second-step conversion and our internally generated growth initiatives, the combination of which resulted in a larger increase in the average balance of total interest-earning assets when compared to the increase in the average balance of total interest-bearing liabilities. The increase due to our growth was partially offset by an increase in the costs of our interest-bearing deposits and borrowed funds. Our net interest rate spread decreased 70 basis points to 1.41% for the first six months of 2006 from 2.11% for the first six months of 2005. Our net interest margin decreased 30 basis points to 2.09% for the first six months of 2006 from 2.39% for the comparable period in 2005.
The decrease in our net interest rate margin and net interest rate spread was primarily due to the larger increase in the annualized weighted-average cost of interest-bearing liabilities compared with the increase in the annualized weighted-average yield on interest-earning assets. The increase in the cost of our interest-bearing liabilities reflected the rising interest rate environment affecting our deposits and borrowed funds, the competitive pricing pressures of operating in the New York metropolitan area, the shift within our deposits to higher costing short-term time deposits and the increase in interest rates due to the call and subsequent re-borrowing of borrowed funds. The slight increase in the yield on our interest-earning assets, during a period of rising interest rates, reflected the shift in our investment portfolio to shorter-term interest-earning assets, accomplished by purchasing and originating a larger percentage of variable-rate loans and securities. The lesser decrease in our net interest margin, when compared to the decrease in our net interest rate spread, reflected the infusion of capital due to the completion of our second-step conversion.
Provision for Loan Losses. We did not provide for the allowance for loan losses during the six-month period ended June 30, 2006, as payment performance remained strong and delinquency rates remained low during this period. We did provide $65,000 during the six-month period ended June 30, 2005. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, decreased to $18.2 million at June 30, 2006 from $19.3 million at December 31, 2005. The ratio of non-

Hudson City Bancorp, Inc.
Form 10-Q
performing loans to total loans was 0.11% at June 30, 2006 compared with 0.13% at December 31, 2005. The ratio of the allowance for loan losses to non-performing loans was 150.45% at June 30, 2006 compared with 141.84% at December 31, 2005.
Non-Interest Income. Total non-interest income was $2.7 million for the first six months of 2006 compared with $5.1 million for the first six months of 2005. This decrease primarily reflected the decrease in gains on securities transactions, net, as no sales of securities occurred during the first six months of 2006.
Non-Interest Expense. Total non-interest expense increased $15.8 million, or 25.9%, to $76.8 million for the first six months of 2006 from $61.0 million for the first six months of 2005. The increase primarily reflected an $11.5 million increase in compensation and employee benefits expense primarily due to an increase in the expense related to our employee stock ownership plan, reflecting increases in our stock price. Expense related to our previously granted and unvested stock options, due to the adoption of SFAS No. 123(R), “Share Based Payment”, amounted to $918,000 during the first six months of 2006. Our efficiency ratio was 24.46% for the first six months of 2006 compared with 23.23% for the first six months of 2005. Our ratio of non-interest expense to average total assets for the first six months of 2006 was 0.52% compared with 0.56% for the comparable period in 2005.
Income Taxes. Income tax expense increased $13.4 million, or 17.8%, to $88.8 million for the six-month period ended June 30, 2006 from $75.4 million for the six-month period ended June 30, 2005, reflecting the 17.7% increase in income before income tax expense. Our effective tax rate for the first six months of 2006 was 37.44% compared with 37.39% for the first six months of 2005.
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
Our investment policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At June 30, 2006, our primary liquidity ratio was 36.0% compared with 38.0% at December 31, 2005.
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

Hudson City Bancorp, Inc.
Form 10-Q
and purchase activity becomes increasingly dependent on the strength of our residential real estate market and the volume of home purchases and new construction activity in the markets we serve.
Principal repayments on loans were $821.5 million during the first six months of 2006 compared with $1.05 billion for the first six months of 2005. The decrease in payments on loans reflected the slowing prepayment rate on mortgage loans due to the rising interest rate environment. Principal payments received on mortgage-backed securities totaled $681.7 million during the first six months of 2006 compared with $631.1 million during the first six months of 2005. The increase in payments on mortgage-backed securities reflected the growth of our primarily variable-rate portfolio and the fact the prepayment rate on variable-rate instruments remained high as customers refinanced to fixed-rate instruments. Maturities and calls of investment securities during the first six months of 2006 were $100.3 million compared with maturities and calls totaling $200.1 million during the first six months of 2005. The decrease in maturities and calls reflected the rising interest rate environment resulting in a decrease in call activity.
Total deposits increased $230.5 million during the first six months of 2006 compared with a decrease of $213.2 million during the first six months of 2005. Deposit flows, in general, are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. The increase in deposits during the first six months of 2006 primarily reflected increases in short-term time deposits and money market accounts, reflecting the competitive pricing of these deposit types. The decrease in deposits during 2005 reflected the use by customers to purchase common stock during our second-step conversion and stock offering. Time deposit accounts scheduled to mature within one year were $6.06 billion at June 30, 2006. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products at the prevailing interest rate. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis.
For the first six months of 2006, we borrowed an additional $4.10 billion compared with new borrowings of $2.10 billion for the first six months of 2005. We made $900.0 million and $100.0 million, respectively, in principal payments on borrowed funds during the first six months of 2006 and 2005, due to calls of borrowed funds by lenders during this increasing interest rate environment. The funds borrowed during the first six months of 2006 all have initial non-call periods ranging from one to three years and final maturities of ten years, and were primarily used to fund our asset growth. At June 30, 2006, there were no borrowed funds scheduled to mature within one year. However, we had $6.25 billion in borrowed funds, with a weighted-average rate of 3.86%, that have the potential to be called within one year. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or by paying-off the borrowed funds as they are called with internally generated cash.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $1.25 billion during the first six months of 2006 compared with $863.9 million during the comparable period in 2005. Of the first mortgage loan originations during the first six months of 2006, 43.7% were variable-rate loans. During the first six months of 2006 we purchased total loans of $1.49 billion, substantially all of which were fixed-rate loans, compared with $1.92 billion during the first six months of 2005. These continued strong levels of

Hudson City Bancorp, Inc.
Form 10-Q
mortgage loan originations and purchases, which were funded primarily by borrowed funds, reflected the internal growth initiatives we have employed during recent periods. The slight decrease in total originations and purchases reflected the decrease in loan prepayments due to the rising interest rate environment. The continued larger volume of purchased mortgage loans in the first six months of 2006, when compared to originated loans, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Purchases of mortgage-backed securities during the first six months of 2006 were $1.74 billion compared with $2.03 billion during the first six months of 2005. Of the mortgage-backed securities purchased during 2006, 98.3% were variable-rate securities. During the first six months of 2006, we purchased $150.0 million of investment securities compared with $3.16 billion during the first six months of 2005. The decrease in purchases of mortgage-backed and investment securities reflected the lower amount of cash flows available for investment during the first quarter of 2006 due to the rising interest environment and the reinvestment of cash flows into loan originations and purchases. The decrease in purchases of investment securities also reflected the investment during the second quarter of 2005 of the net proceeds from our second-step conversion into short-term discount notes and callable bonds.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first six months of 2006, we purchased an additional $129.7 million of FHLB common stock compared with purchases of $42.5 million during the first six months of 2005. The purchases of additional FHLB common stock were necessitated by increases in the amount of our outstanding borrowings with the FHLB. The additional purchases made during the first six months of 2006 brought our total investment in FHLB stock to $356.7 million, the amount we are currently required to hold.
Cash dividends declared and paid during the first six months of 2006 were $82.0 million compared with $23.3 million during the first six months of 2005. In 2005, Hudson City, MHC applied for and was granted approval from the OTS to waive receipt of dividends declared by Hudson City Bancorp. These waivers of dividend payments were effective for the first six months of 2005. Beginning in the third quarter of 2005, due to the consolidation of Hudson City, MHC into Hudson City Bancorp as part of the second-step conversion, dividends were paid on all outstanding shares of Hudson City Bancorp common stock. The dividend pay-out ratio using amount per share information, which does not reflect the dividend waiver by Hudson City, MHC in periods prior to the third quarter of 2005, was 55.56% for the first six months of 2006 compared with 58.18% for the first six months of 2005. On July 18, 2006, the Board of Directors declared a quarterly cash dividend of $0.075 per common share. The dividend is payable on September 1, 2006 to stockholders of record at the close of business on August 4, 2006. We anticipate we will have sufficient resources to meet this obligation.
Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first six months of 2006, we purchased 19,382,243 shares of our common stock at an aggregate cost of $255.9 million. During the first six months of 2005, our stock repurchase program was suspended pending the completion of our second-step conversion and stock offering. We did, however, purchase 256,768 shares at an aggregate cost of $2.7 million from vesting shares in our recognition and retention plan for payment of income taxes by our employees. In June 2006, the Board of Directors approved our

Hudson City Bancorp, Inc.
Form 10-Q
seventh stock repurchase program to repurchase up to 56,975,000 shares of common stock. At June 30, 2006, there were 58,679,000 shares available to be purchased under our stock repurchase programs.
At June 30, 2006, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 13.20%, 13.20% and 36.71%, respectively.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During the first six months of 2006, Hudson City Bancorp received $144.0 million in dividend payments from Hudson City Savings, which amounted to approximately 100.7% of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make.
Off-Balance Sheet Arrangements and Contractual Obligations
Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2006 and did not have any such hedging transactions in place at June 30, 2006.
The following table reports the amounts of contractual obligations for Hudson City as of June 30, 2006.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loan originations	$273,128	$273,128	$—	$—	$—
Mortgage loan purchases	338,750	338,750	—	—	—
Mortgage-backed security purchases	424,000	424,000	—	—	—
Operating leases	114,073	6,665	13,834	12,875	80,699

Total	$1,149,951	$1,042,543	$13,834	$12,875	$80,699

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity and overdraft lines of credit, which do not have fixed expiration dates, of approximately $84.0 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from

Hudson City Bancorp, Inc.
Form 10-Q
trade date to settlement date of approximately 90 and 60 days, respectively. All commitments to purchase loans and securities are expected to settle on a gross basis.
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
Allowance for Loan Losses. The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses at June 30, 2006. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2006. As a result of our lending practices, we also have a concentration of loans secured by real property located in the New York metropolitan area. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.
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

Hudson City Bancorp, Inc.
Form 10-Q
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
During the first quarter of 2006, we lowered the loss factors used in our worksheet on our first mortgage loans to reflect the relative stability of our non-performing loans given the substantial growth of our overall loan portfolio. The decrease in the loss factors also reflected the continued low levels of charge-offs and the continued strength of the regional economy and housing market. At June 30, 2006, the allowance for loan losses was 0.16% of total loans and 150.45% of non-performing loans, which, given the primary emphasis of our lending practices and the current market conditions, we consider to be at a level to cover probable and estimable losses inherent in the portfolio.
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
Asset Impairment Judgments. Certain of our assets are carried in our consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets that is other than temporary. We periodically perform analyses to test for impairment of various assets. In addition to our impairment analyses related to loans discussed above, another significant impairment analysis relates to the value of other than temporary declines in the value of our securities.
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

Hudson City Bancorp, Inc.
Form 10-Q
date for year-end disclosure information is December 31 and the measurement date for net periodic benefit cost is January 1.
The expected cost of benefits provided under the qualified and non-qualified defined benefit retirement plans is based primarily on years of service, compensation and assumptions regarding interest rates, investment returns and life expectancy. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. Our defined pension plan met all minimum funding requirements as of December 31, 2005, based on the actuarial valuation of the plan assets and the benefit obligation. We did not make a contribution to the plan assets during the first six months of 2006. We anticipate contributing funds to the plan assets during the remainder of 2006 to meet any minimum funding requirements that may become payable as a result of the actuarial valuation of plan assets and the benefit obligation in 2006.
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
General.
As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During the first six months of 2006, both short- and long-term interest rates generally increased at a similar pace, thus maintaining the flat market yield curve that existed at the end of 2005. This interest rate environment had an adverse impact on our net interest income and our net interest margin, as our interest-bearing liabilities generally reflect movements in short-term interest rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in long-term interest rates.
Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, the majority of which is located in New Jersey, New York and Connecticut, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2006 and did not have any such hedging transactions in place at June 30, 2006.
During 2005, and continuing during the first six months of 2006, we began originating and purchasing a larger percentage of variable-rate assets in order to better manage our interest rate risk. Included in variable-rate loans and securities are loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of three to ten years. While these hybrid instruments do not decrease our interest rate risk exposure as well as an annually adjustable instrument, they are more rate sensitive, given the potential interest rate adjustment, than the long-term fixed-rate investments we currently hold in our portfolio. Variable-rate products constituted 43.7% of loan originations, 1.0% of loan purchases and 98.3% of mortgage-backed security purchases made during the first six months of 2006. In aggregate, 50.6% of our mortgage-related asset originations and purchases had variable rates. Of the growth in our total mortgage-related assets, 54.8% was due to growth in our variable-rate products.
This strategy to originate and purchase a larger percentage of variable-rate assets, and thus grow our variable-rate mortgage-related assets at an equivalent percent to our fixed-rate mortgage-related assets, has lowered our percentage of fixed-rate interest-earning assets to total interest-earning assets to 62.8% at June 30, 2006 from 70.2% at December 31, 2005. Notwithstanding the decrease in the percentage of fixed-rate interest-earning assets to total interest-earning assets, this percentage at June 30, 2006 may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and callable borrowed funds. The strategy to originate a higher percentage of variable-rate instruments may also have an adverse impact on our net interest income and net interest margin as variable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments. We intend to originate and purchase similar percentages of variable-rate mortgage-related assets during the remainder of 2006.

Hudson City Bancorp, Inc.
Form 10-Q
We changed the decay rate for our simulation model and our GAP analysis on our High Value Checking account product due to the decreasing balance experienced over the past twelve months as follows: 10% for both less than six months and six months to one year, 15% for both one year to two years and two years to three years, and 25% for both three years to five years and greater than five years. Decay rates applied to our other non-maturity deposits are the same as those reported in our Annual Report on Form 10-K for the year ended December 31, 2005.
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

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(14.48)%
100	(6.90)
50	(3.26)
0	—
(50)	4.01
(100)	5.73
(200)	(0.05)
At December 31, 2005, the percent change in net interest income was negative 8.50% in the 200 basis point increase scenario and negative 13.36% in the 200 basis point decrease scenario. The negative change to net interest income in the positive rate change scenarios, and the increase in the negative change from December 31, 2005 was primarily due to the anticipated call of borrowed funds in an increasing interest rate environment. The negative change to net interest income in the minus 200 basis point rate change scenario was primarily due to the repricing of our mortgage-related assets due to the estimated acceleration of the prepayment rate. The decreased negative change in the minus 200 basis point scenario, when compared to the December 31, 2005 change, was due to the higher percentage of variable-rate mortgage-related assets held by us at June 30, 2006, and the overall higher interest rate environment from which the analysis started.
We also monitor interest rate risk by analyzing the change to the estimated present value of equity over a range of interest rate change scenarios. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

Hudson City Bancorp, Inc.
Form 10-Q

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
					Basis
Change in	Dollar	Dollar	Percent	Present	Points
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)	(Dollars in thousands)
200	$3,765,280	$(1,602,880)	(29.86)%	13.26%	(419)
100	4,568,389	(799,771)	(14.90)	15.45	(200)
50	4,989,745	(378,415)	(7.05)	16.54	(91)
0	5,368,160	—	—	17.45	—
(50)	5,711,451	343,291	6.39	18.24	79
(100)	5,836,903	468,743	8.73	18.42	97
(200)	5,208,192	(159,968)	(2.98)	16.35	(110)
In the 200 basis point increase scenario at December 31, 2005, the change in the present value of equity was negative 20.76% and the change to the present value ratio was negative 309 basis points. The increase in the negative values from December 31, 2005 in the percent change in the present value of equity and the basis point change in the present value ratio was primarily due to the extent to which our interest-earning assets at June 30, 2006 were comprised of fixed-rate investment securities, mortgage-backed securities and mortgage loans, notwithstanding the overall decrease in the percentage of fixed-rate investments in our interest-earning asset portfolio from December 31, 2005. The increase in the negative values was also due to the change in the decay rate on our High Value Checking account product and the amount of borrowed funds expected to be called in the increasing interest rate scenario.
In the 200 basis point decrease scenario at December 31, 2005, the change in the present value of equity was negative 18.15% and the change to the present value ratio was negative 423 basis points. The lower negative amounts at June 30, 2006, when compared to December 31, 2005, were primarily due to the overall higher interest rate environment from which the analysis started, resulting in larger rate shocks required to accelerate prepayment speeds on our mortgage-related assets and affect the value of our fixed-rate borrowed funds.
GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2006, which we anticipate to reprice or mature in each of the future time periods shown. The prepayment rates applied to our mortgage loans and mortgage-backed securities for the June 30, 2006 analysis were decreased to 14% and 18%, respectively, due to the actual slowing of mortgage-related payments. At June 30, 2006, we have reported no callable bonds at their call date, but have reported $5.65 billion of callable borrowings at their call date based on the interest rate and option characteristics of the borrowed funds that could be called within the next twelve-month period. The government-sponsored agency securities with step-up features are reported at their next interest rate adjustment. We have excluded non-accrual mortgage loans of $5,445,000 and non-accrual other loans of $2,000 from the table.
The cumulative one-year gap as a percent of total assets was negative 14.53% at June 30, 2006 compared with negative 6.78% at December 31, 2005. This increase in the negative cumulative one-year gap primarily reflected the estimated amount of borrowed funds to be called, the shift in customers deposits to shorter-term time deposits and the slowing of the mortgage-related asset prepayment speeds.

Hudson City Bancorp, Inc.
Form 10-Q

	At June 30, 2006
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,205,689	$1,198,553	$2,081,498	$1,872,801	$2,780,467	$7,553,197	$16,692,205
Consumer and other loans	28,627	266	2,049	3,875	18,696	220,252	273,765
Federal funds sold	14,689	—	—	—	—	—	14,689
Mortgage-backed securities	1,604,786	1,241,679	1,100,989	1,034,483	2,362,784	599,495	7,944,216
FHLB stock	356,698	—	—	—	—	—	356,698
Investment securities	1,097,880	1,042,785	417,152	762,394	1,541,518	651,447	5,513,176

Total interest-earning assets	4,308,369	3,483,283	3,601,688	3,673,553	6,703,465	9,024,391	30,794,749

Interest-bearing liabilities:
Savings accounts	41,170	37,616	37,366	37,366	74,732	523,122	751,372
Interest-bearing demand accounts	258,786	258,786	393,776	393,776	659,277	690,614	2,655,015
Money market accounts	17,632	17,632	70,529	70,529	141,059	387,912	705,293
Time deposits	5,291,638	769,503	611,462	182,604	170,013	—	7,025,220
Borrowed funds	2,575,000	3,075,000	—	—	550,000	8,350,000	14,550,000

Total interest-bearing liabilities	8,184,226	4,158,537	1,113,133	684,275	1,595,081	9,951,648	25,686,900

Interest rate sensitivity gap	$(3,875,857)	$(675,254)	$2,488,555	$2,989,278	$5,108,384	$(927,257)	$5,107,849

Cumulative interest rate sensitivity gap	$(3,875,857)	$(4,551,111)	$(2,062,556)	$926,722	$6,035,106	$5,107,849

Cumulative interest rate sensitivity gap as a percent of total assets	(12.37)%	(14.53)%	(6.58)%	2.96%	19.26%	16.30%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	52.64%	63.13%	84.67%	106.55%	138.35%	119.89%

Hudson City Bancorp, Inc.
Form 10-Q
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. — Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2005 Annual Report on Form 10-K. There has been no material change in risk factors since December 31, 2005.

Hudson City Bancorp, Inc.
Form 10-Q
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the second quarter of 2006 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased (3)	per Share	or Programs	Programs (1) (2)
April 1-April 30, 2006	1,733,000	$13.28	1,733,000	10,047,000
May 1-May 31, 2006	3,931,000	13.60	3,931,000	6,116,000
June 1-June 30, 2006	4,412,000	13.49	4,412,000	58,679,000

Total	10,076,000	13.50	10,076,000

(1)	On June 20, 2006, Hudson City Bancorp announced the adoption of its seventh Stock Repurchase Program, which authorized the purchase of up to 56,975,000 shares of common stock. This program has no expiration date and has 56,975,000 shares yet to be purchased as of June 30, 2006.

(2)	On October 18, 2005, Hudson City Bancorp announced the adoption of its sixth Stock Repurchase Program, which authorized the purchase of up to 29,880,000 shares of common stock. This program has no expiration date and has 1,704,000 shares yet to be purchased as of June 30, 2006.

(3)	Amounts do not reflect purchases of common stock by the trustee of the recognition and retention plan.
Item 3. — Defaults Upon Senior Securities
Not applicable.

Hudson City Bancorp, Inc.
Form 10-Q
Item 4. — Submission of Matters to a Vote of Security Holders
On June 8, 2006, the annual meeting of stockholders of Hudson City Bancorp, Inc. was held to consider and vote on certain matters.
Proposal 1 – The election of three directors for terms of three years each.
Votes cast for Denis J. Salamone:

For:	490,253,021
Withheld:	14,169,691
Votes cast for Michael W. Azzara:

For:	489,401,023
Withheld:	15,021,689
Votes cast for Victoria H. Bruni:

For:	489,640,175
Withheld:	14,782,537
There were 45,494,569 broker held non-voted shares represented at the meeting with respect to this matter.
Proposal 2 – Approval of the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan.

For:	372,883,426
Against:	46,530,561
Abstain:	1,762,711
There were 128,740,581 broker held non-voted shares represented at the meeting with respect to this matter.
Proposal 3 – The ratification of the appointment of KPMG LLP as Hudson City Bancorp’s independent auditors for the fiscal year ending December 31, 2006.

For:	493,950,753
Against:	9,310,571
Abstain:	1,161,388
There were 45,494,570 broker held non-voted shares represented at the meeting with respect to this matter.

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

Hudson City Bancorp, Inc.

Date: August 8, 2006	By:	/s/ Ronald E. Hermance, Jr.

Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2006	By:	/s/ Denis J. Salamone

Denis J. Salamone
Senior Executive Vice President and Chief Operating Officer
(principal financial and accounting officer)