Form 10-Q/A
period 2006-06-30
HUDSON CITY BANCORP INC
filed 2006-08-11
CIK 921847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Yes ☐           No ☑
As of August 1, 2006, the registrant had 569,552,749 shares of common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q/A amends our previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006. All references in this amendment to this “Quarterly Report on Form 10-Q” or the “Quarterly Report on Form 10-Q for the period ended June 30, 2006” shall refer to this amendment. Readers should note that the only change made in this amendment was to correct a clerical error that appeared on the cover of the original filing. A correction was made to the number of shares outstanding of the registrant’s common stock as of August 1, 2006. The number of shares outstanding as of August 1, 2006 has been amended to 569,552,749 from the previously reported number of 171,913,808.
All other information contained in the original filing remains unchanged.

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

Hudson City Bancorp, Inc.

Date: August 11, 2006	By:	/s/ Ronald E. Hermance, Jr.

Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: August 11, 2006	By:	/s/ Denis J. Salamone

Denis J. Salamone
Senior Executive Vice President and Chief Operating Officer
(principal financial and accounting officer)