Form 10-Q
period 2006-09-30
HUDSON CITY BANCORP INC
filed 2006-11-08
CIK 921847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2006

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
Yes ☐            No ☑
As of November 1, 2006, the registrant had 564,824,155 shares of common stock, $0.01 par value, outstanding.

Hudson City Bancorp, Inc.
Form 10-Q
Contents of Report

Hudson City Bancorp, Inc.
Form 10-Q
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp and statements about the benefits of the merger between Hudson City Bancorp and Sound Federal Bancorp, Inc., the parent company for Sound Federal Savings (“Sound Federal”), that are subject to various factors which could cause actual results to differ materially from these estimates and other statements in this Form 10-Q that are not historical facts. Any or all of the forward-looking statements in this Form 10-Q and in any other public statements made by Hudson City may turn out to be wrong. They can be affected by inaccurate assumptions Hudson City might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Hudson City does not intend to update any of the forward-looking statements after the date of this release or to conform these statements to actual events.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share amounts)
Assets:
Cash and due from banks	$129,855	$97,672
Federal funds sold	146,275	4,587

Total cash and cash equivalents	276,130	102,259
Investment securities held to maturity, market value of $1,507,201 at September 30, 2006 and $1,508,055 at December 31, 2005	1,533,971	1,534,216
Investment securities available for sale, at market value	4,127,179	3,962,511
Federal Home Loan Bank of New York stock	412,381	226,962
Mortgage-backed securities held to maturity, market value of $5,744,434 at September 30, 2006 and $4,288,772 at December 31, 2005	5,873,952	4,389,864
Mortgage-backed securities available for sale, at market value	2,575,038	2,520,633
Loans	18,285,946	15,062,449
Deferred loan costs	17,748	1,653
Allowance for loan losses	(27,391)	(27,393)

Net loans	18,276,303	15,036,709
Foreclosed real estate, net	1,736	1,040
Accrued interest receivable	189,839	140,723
Banking premises and equipment, net	73,587	49,132
Goodwill	146,069	—
Other intangible assets	14,475	—
Other assets	137,344	111,304

Total Assets	$33,638,004	$28,075,353

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing	$12,320,119	$10,941,258
Noninterest-bearing	486,958	442,042

Total deposits	12,807,077	11,383,300
Repurchase agreements	8,273,000	7,900,000
Federal Home Loan Bank of New York advances	7,375,000	3,450,000

Total borrowed funds	15,648,000	11,350,000
Accrued expenses and other liabilities	180,685	140,577

Total liabilities	28,635,762	22,873,877

Common stock, $0 01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 565,714,563 shares outstanding at September 30, 2006; 588,905,543 shares outstanding at December 31, 2005	7,415	7,415
Additional paid-in capital	4,547,509	4,533,329
Retained earnings	1,849,846	1,759,492
Treasury stock, at cost; 175,751,992 shares at September 30, 2006 and 152,561,012 shares at December 31, 2005	(1,120,319)	(798,232)
Unallocated common stock held by the employee stock ownership plan	(229,759)	(234,264)
Unearned common stock held by the recognition and retention plan	—	(2,815)
Accumulated other comprehensive loss, net of tax	(52,450)	(63,449)

Total stockholders’ equity	5,002,242	5,201,476

Total Liabilities and Stockholders’ Equity	$33,638,004	$28,075,353

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share and share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans	$246,230	$177,562	$679,049	$500,218
Interest and fees on consumer and other loans	5,425	2,795	12,822	7,561
Interest on mortgage-backed securities held to maturity	68,249	45,865	182,034	133,210
Interest on mortgage-backed securities available for sale	31,372	26,359	89,788	63,956
Interest on investment securities held to maturity	18,673	18,634	55,936	53,950
Interest and dividends on investment securities available for sale	45,233	39,720	130,631	77,863
Dividends on Federal Home Loan Bank of New York stock	4,640	2,116	10,357	7,031
Interest on federal funds sold	2,223	736	5,256	2,821

Total interest and dividend income	422,045	313,787	1,165,873	846,610

Interest Expense:
Interest on deposits	115,894	76,446	303,666	210,264
Interest on borrowed funds	153,023	85,165	397,811	226,597

Total interest expense	268,917	161,611	701,477	436,861

Net interest income	153,128	152,176	464,396	409,749
Provision for Loan Losses	—	—	—	65

Net interest income after provision for loan losses	153,128	152,176	464,396	409,684

Non-Interest Income:
Service charges and other income	1,669	1,413	4,384	3,791
Gains on securities transactions, net	—	—	4	2,740

Total non-interest income	1,669	1,413	4,388	6,531

Non-Interest Expense:
Compensation and employee benefits	26,633	21,534	78,376	61,739
Net occupancy expense	6,519	5,681	17,629	14,729
Federal deposit insurance assessment	431	413	1,257	1,235
Computer and related services	779	607	2,078	1,835
Other expense	6,226	4,688	18,048	14,406

Total non-interest expense	40,588	32,923	117,388	93,944

Income before income tax expense	114,209	120,666	351,396	322,271
Income Tax Expense	43,238	45,635	132,029	121,020

Net income	$70,971	$75,031	$219,367	$201,251

Basic Earnings Per Share	$0.13	$0.13	$0.41	$0.35

Diluted Earnings Per Share	$0.13	$0.13	$0.40	$0.34

Weighted Average Number of Common Shares Outstanding:
Basic	531,129,380	566,667,689	539,843,240	571,809,470
Diluted	540,969,501	580,174,828	550,497,527	585,122,824
See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2006	2005
	(In thousands)
Cash Flows from Operating Activities:
Net income	$219,367	$201,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	14,774	6,891
Provision for loan losses	—	65
Gains on securities transactions, net	(4)	(2,740)
Share-based compensation, including committed ESOP shares	14,365	9,673
Increase in deferred tax asset	(15,448)	(204)
Increase in accrued interest receivable	(49,116)	(37,170)
Decrease (increase) in other assets	6,476	(2,610)
Increase in accrued expenses and other liabilities	41,582	16,918
Tax benefit from stock plans	—	8,798

Net Cash Provided by Operating Activities	231,996	200,872

Cash Flows from Investing Activities:
Originations of loans	(1,818,189)	(1,538,120)
Purchases of loans	(1,914,033)	(2,624,806)
Payments on loans	1,267,806	1,696,466
Principal collection of mortgage-backed securities held to maturity	549,796	737,604
Purchases of mortgage-backed securities held to maturity	(2,037,697)	(1,152,803)
Principal collection of mortgage-backed securities available for sale	545,152	342,959
Proceeds from sales of mortgage-backed securities available for sale	186,169	230,632
Purchases of mortgage-backed securities available for sale	(593,161)	(1,532,145)
Proceeds from maturities and calls of investment securities held to maturity	251	100,043
Purchases of investment securities held to maturity	—	(300,000)
Proceeds from maturities and calls of investment securities available for sale	250,008	1,000,026
Proceeds from sales of investment securities available for sale	112,157	9,980
Purchases of investment securities available for sale	(399,999)	(3,383,680)
Purchases of Federal Home Loan Bank of New York stock	(187,111)	(51,300)
Redemption of Federal Home Loan Bank of New York stock	4,500	16,300
Cash paid in purchase acquistion, net of cash acquired	(197,653)	—
Purchases of premises and equipment, net	(19,898)	(15,626)
Net proceeds from sale of foreclosed real estate	1,086	1,536

Net Cash Used in Investment Activities	(4,250,816)	(6,462,934)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	361,656	(95,906)
Proceeds from borrowed funds	6,025,000	2,800,000
Principal payments on borrowed funds	(1,750,000)	(200,000)
Cash proceeds from the common stock offering – net	—	3,806,627
Consolidation of Hudson City, MHC	—	146,374
Dividends paid	(121,870)	(63,063)
Purchases of stock by the employee stock ownership plan	—	(189,348)
Purchases of stock by the recognition and retention plan	—	(1,290)
Purchases of treasury stock	(335,161)	(2,659)
Exercise of stock options	5,931	2,467
Tax benefit from stock plans	7,135	—

Net Cash Provided by Financing Activities	4,192,691	6,203,202

Net Increase (decrease) in Cash and Cash Equivalents	173,871	(58,860)

Cash and Cash Equivalents at Beginning of Period	102,259	168,183

Cash and Cash Equivalents at End of Period	$276,130	$109,323

Supplemental Disclosures:
Interest paid	$677,034	$426,156

Income taxes paid	$135,467	$114,990

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
1. – Basis of Presentation
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
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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
Statements of Cash Flows. For the purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Transfers of loans to foreclosed real estate of $1,782,000 and $1,750,000 for the nine-month periods ended September 30, 2006 and 2005, respectively, did not result in cash receipts or cash payments.
2. – Acquisition
On July 14, 2006, we completed the acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”), for $20.75 per share in cash, representing an aggregate transaction value of approximately $265 million. As a result of the acquisition, we added $1.21 billion in assets and $1.06 billion in deposits. Preliminary estimates of goodwill from the acquisition totaled $146.1 million and the core deposit intangible was $13.7 million. Final valuations and appraisals are expected to be completed by year-end and no material changes are expected.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
3. – Comprehensive Income
Total comprehensive income during the periods indicated is as follows:

	For the Three Months
	Ended September 30,
	2006	2005
	(In thousands)
Net income	$70,971	$75,031
Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available for sale, net of tax of $30,584 for 2006 and ($22,606) for 2005	44,285	(32,738)

Total comprehensive income	$115,256	$42,293

	For the Nine Months
	Ended September 30,
	2006	2005
	(In thousands)
Net income	$219,367	$201,251
Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available for sale, net of tax of $7,612 for 2006 and ($21,729) for 2005	11,022	(31,463)
Reclassification adjustment for gains in net income, net of tax of ($2) for 2006 and ($1,119) for 2005	(2)	(1,621)
Minimum pension liability adjustment	(21)	—

Total comprehensive income	$230,366	$168,167

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
4. – Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2006			2005
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$70,971			$75,031

Basic earnings per share:
Income available to common stockholders	$70,971	531,129	$0.13	$75,031	566,668	$0.13

Effect of dilutive common stock equivalents	—	9,841		—	13,507

Diluted earnings per share:
Income available to common stockholders	$70,971	540,970	$0.13	$75,031	580,175	$0.13

	For the Nine Months Ended September 30,
	2006			2005
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$219,367			$201,251

Basic earnings per share:
Income available to common stockholders	$219,367	539,843	$0.41	$201,251	571,809	$0.35

Effect of dilutive common stock equivalents	—	10,655		—	13,314

Diluted earnings per share:
Income available to common stockholders	$219,367	550,498	$0.40	$201,251	585,123	$0.34

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
5. – Fair Value and Unrealized Losses of Securities
The following table summarizes the fair value and unrealized losses of those investment and mortgage-backed securities that reported an unrealized loss at September 30, 2006 and December 31, 2005, and whether the unrealized loss position was continuous for the twelve months prior to those dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
September 30, 2006

Held to maturity:
Investment securities	$—	$—	$1,506,273	$26,783	$1,506,273	$26,783
Mortgage-backed securities	958,012	3,447	3,160,096	114,081	4,118,108	117,528

Total held to maturity	958,012	3,447	4,666,369	140,864	5,624,381	144,311

Available for sale:
Investment securities	703,411	1,333	3,016,234	51,383	3,719,645	52,716
Mortgage-backed securities	304,935	1,580	1,944,818	34,393	2,249,753	35,973

Total available for sale	1,008,346	2,913	4,961,052	85,776	5,969,398	88,689

Total	$1,966,358	$6,360	$9,627,421	$226,640	$11,593,779	$233,000

December 31, 2005

Held to maturity:
Investment securities	$1,213,548	$19,501	$293,317	$6,684	$1,506,865	$26,185
Mortgage-backed securities	2,402,735	43,756	83,578	2,233	2,486,313	45,989

Total held to maturity	3,616,283	63,257	376,895	8,917	3,993,178	72,174

Available for sale:
Investment securities	2,961,446	24,332	1,000,732	35,806	3,962,178	60,138
Mortgage-backed securities	3,637,136	103,637	80,869	2,000	3,718,005	105,637

Total available for sale	6,598,582	127,969	1,081,601	37,806	7,680,183	165,775

Total	$10,214,865	$191,226	$1,458,496	$46,723	$11,673,361	$237,949

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
6. – Stockholders’ Equity
Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In June 2006, a seventh stock repurchase program was approved by the Board of Directors to repurchase up to 56,975,000 shares, or approximately ten percent of the outstanding common stock. During the nine-month period ended September 30, 2006, we purchased 25,432,243 shares of our common stock at an aggregate cost of $335.2 million. As of September 30, 2006, there remained 52,629,000 shares to be purchased under the existing stock repurchase programs.

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
Net periodic benefit cost included the following components:

	For the Three Months Ended September 30,
	Retirement Plans		Other Benefits
	2006	2005	2006	2005
	(In thousands)
Service cost	$802	$762	$269	$480
Interest cost	1,269	1,196	510	623
Expected return on assets	(1,718)	(1,694)	—	—
Amortization of:
Net loss	130	109	167	155
Unrecognized prior service cost	35	6	(391)	(245)

Net periodic benefit cost	$518	$379	$555	$1,013

	For the Nine Months Ended September 30,
	Retirement Plans		Other Benefits
	2006	2005	2006	2005
	(In thousands)
Service cost	$2,406	$2,286	$807	$1,441
Interest cost	3,808	3,588	1,530	1,869
Expected return on assets	(5,154)	(5,081)	—	—
Amortization of:
Net loss	389	326	500	466
Unrecognized prior service cost	105	19	(1,174)	(734)

Net periodic benefit cost	$1,554	$1,138	$1,663	$3,042

During the third quarter of 2006, we made a $625,000 contribution to the pension plan.
In 2005, we limited participation in the non-contributory retirement plan and the post-retirement benefit plan to those employees hired on or before July 31, 2005. We also placed a cap on paid medical expenses at the 2007 rate, beginning in 2008, for those eligible employees who retire after December 31, 2005. These changes are reflected in the decreases in the expenses related to our post-retirement benefit plans. Participation in Sound Federal’s retirement plan and the accrual of benefits for such plan were frozen as of the acquisition date. Sound Federal’s retirement plan is fully funded and a prepaid pension cost of $874,000 is recorded in other assets as of September 30, 2006.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
8. – Share-Based Compensation
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
As a result of the adoption of SFAS No. 123(R), Hudson City recorded stock-based compensation expense related to its outstanding and unvested stock options granted prior to January 1, 2006 in the amount of $351,000 and $1.1 million, net of related tax effect of $108,000 and $322,000, for the three- and nine-month periods ended September 30, 2006, respectively. If Hudson City had accounted for all employee stock options and restricted stock granted prior to January 1, 2006 under the fair value based accounting method of SFAS No. 123, net income and earnings per share for the three- and nine-month periods ended September 30, 2005 would have been as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
	(In thousands, except per share data)
Net income, as reported	$75,031	$201,251
Add: expense recognized for the recognition and retention plans, net of related tax effect of $236 and $1,114, respectively	393	1,856
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect of ($458) and ($1,784), respectively	(764)	(2,974)

Pro forma net income	$74,660	$200,133

Basic earnings per share: As reported	$0.13	$0.35
Pro forma	0.13	0.35

Diluted earnings per share: As reported	$0.13	$0.34
Pro forma	0.13	0.34

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The fair value of the option grants, for those grants awarded during the nine-month period ended September 30, 2005, were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during the nine months ended September 30, 2005 was $2.20.

2005
Expected dividend yield	2.23%
Expected volatility	21.57%
Risk-free interest rate	3.64%
Expected option life	5 years
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
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of September 30, 2006, common stock that had not been awarded totaled 13,625 shares. Expense attributable to the RRP amounted to $333,000 and $393,000, net of related tax effect of $203,000 and $236,000, for the three-month periods ended September 30, 2006 and 2005, respectively, and $1.1 million and $1.9 million, net of related tax effect of $640,000 and $1.1 million, for the nine-month periods ended September 30, 2006 and 2005, respectively.
A summary of the status of the granted, but unvested shares under the RRP as of September 30, and changes during those nine-month periods, is presented below:

	Nine Month Periods Ended September 30,
	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	951,761	$9.70	2,973,759	$4.66
Granted	—	—	150,682	11.17
Vested	(410,910)	7.22	(2,172,680)	2.91

Outstanding at end of period	540,851	11.58	951,761	9.70

The per share weighted-average fair value of the shares vested during 2006 and 2005 was $13.44 and $10.36, respectively.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Stock Option Plans. Each stock option granted entitles the holder to purchase one share of Hudson City’s common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options granted generally vest over a five-year period from the date of grant and will expire no later than 10 years following the grant date. Under the Hudson City stock option plans existing prior to January 1, 2006, 36,323,960 shares of Hudson City Bancorp, Inc. common stock have been reserved for issuance. Directors and employees have been granted 36,503,495 stock options, including 215,442 shares previously issued, but forfeited by plan participants prior to exercise.
On July 18, 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp, Inc., authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP Plan”). On July 21, 2006, initial grants were made under the SIP Plan for 7,960,000 options at an exercise price of $12.76. The exercise price represents the fair value of our common stock at July 21, 2006, the “grant date”, based on quoted market prices. Of these options, 4,400,000 have vesting periods ranging from one to five years and an expiration period of 10 years. The remaining 3,560,000 shares vest on December 31, 2008 if certain financial performance measures relating to efficiency and credit quality are met. We have determined it is probable these performance measures will be met and have therefore recorded an expense for the entire SIP Plan in the amount of $1.16 million, net of related income tax effect of $680,000. The performance options have an expiration period of 10 years.
The fair value of the option grants, for those grants awarded during the nine-month period ended September 30, 2006, were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during the nine months ended September 30, 2006 was $2.71.

2006
Expected dividend yield	2.35%
Expected volatility	19.96%
Risk-free interest rate	4.98%
Expected option life	5.4 years
A summary of the status of the granted, but unexercised stock options as of September 30, and changes during those nine-month periods, is presented below:

	Nine Month Periods Ended September 30,
	2006		2005
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	21,659,869	$4.21	22,425,161	$3.95
Granted	7,960,000	12.76	496,930	11.17
Exercised	(2,241,263)	2.65	(1,081,090)	2.28
Forfeited	(8,336)	4.21	(3,847)	2.16

Outstanding at end of period	27,370,270	6.82	21,837,154	4.20

Shares issued upon the exercise of stock options are issued from treasury stock. Hudson City has an adequate number of treasury shares available for future stock option exercises. The total intrinsic value of the options exercised during the first nine months of 2006 and 2005 was $22.4 million and $9.6 million,

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
respectively. The aggregate tax benefit due to the exercise of stock options during the nine months ended September 30, 2006 and 2005 was $6.4 million and $2.6 million, respectively.
The following table summarizes information about our stock options outstanding at September 30, 2006:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
Number	Remaining	Average	Number	Average
Of Options	Contractual	Exercise	Of Options	Exercise
Outstanding	Life	Price	Exercisable	Price
12,719,775	3.25 years	$2.16	12,719,775	$2.16
238,283	4.25 years	3.09	238,283	3.09
411,801	4.25 years	3.40	411,801	3.40
820,736	4.25 years	3.59	820,736	3.59
286,897	5.25 years	4.20	197,131	4.20
689,440	5.25 years	5.53	689,440	5.53
254,283	6.25 years	5.96	140,147	5.96
206,480	6.25 years	6.35	206,480	6.35
448,840	7.25 years	10.33	179,536	10.33
485,389	8.25 years	11.17	95,543	11.17
371,890	7.25 years	11.91	148,745	11.91
2,476,456	7.25 years	12.22	591,344	12.22
7,960,000	9.75 years	12.76	—	—

27,370,270		6.82	16,438,961	3.12

The total intrinsic value of the options outstanding and options exercisable were $175.9 million and $166.6 million, respectively as of September 30, 2006. At September 30, 2006, unearned compensation costs related to all nonvested awards of options and restricted stock not yet recognized totaled $29.1 million, and will be recognized over a weighted-average period of approximately 1.65 years.
9. – Subsequent Event
On October 18, 2006, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.075 per common share outstanding. The dividend is payable on December 1, 2006 to stockholders of record at the close of business on November 3, 2006.
10. – Recent Accounting Pronouncements
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
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The application of FASB Interpretation No. 48 is not expected to have an impact on our financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The application of SFAS No. 157 is not expected to have a material impact on our financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R”. This statement requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The application of SFAS No. 158 is not expected to have a material impact on our financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin “SAB” No. 108 which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The approaches used in practice to accumulate and quantify misstatements are referred to as the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origination. The staff believes registrants must quantify the

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This can be accomplished by quantifying an error under both the rollover and iron curtain approaches and by evaluating the error measured under each approach. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The application of SAB No. 108 is not expected to have a material impact on our financial condition or results of operations.

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
The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) did not increase the overnight lending rate at it’s regularly scheduled meetings during the third quarter of 2006, thus leaving the rate at 5.25%. This pause followed 25 basis point increases at each of the previous 17 meetings beginning in June 2004. As a result, short-term market interest rates decreased during the third quarter of 2006 following increases during the entirety of 2005 and the first six months of 2006. Intermediate-term market interest rates, those with maturities of two to five years, and long-term market interest rates, in particular the 10-year bond, also decreased during the third quarter of 2006, but at a faster pace than the short-term interest rates. The result of these market interest rate changes was the inversion of the market yield curve during the third quarter of 2006. This inversion followed a flat market yield curve that existed during the first six months of 2006. This market rate environment has caused margin pressure on our incremental assets and liabilities, but we have been able to maintain a slight positive spread on our incremental growth as our primary investment has been in mortgage-related products. We have also experienced higher deposit costs due to increases in short-term market interest rates during the first six months of 2006 and the intense competitive pressure for deposits in the New York metropolitan area.
During the first nine months of 2006, we grew our balance sheet $5.56 billion, primarily reflecting internally generated growth funded primarily by borrowed funds and the acquisition of Sound Federal during the third quarter of 2006, which added approximately $1.21 billion of assets. This growth primarily reflected a $3.22 billion increase in total loans and a $1.54 billion increase in total mortgage-backed securities. The growth in our residential first mortgage loans was due primarily to loan purchases and originations of $1.91 billion and $1.67 billion, respectively, during the first nine months of 2006. The growth in total mortgage-backed securities reflected purchases of variable-rate or hybrid instruments. The $4.30 billion growth in total borrowed funds reflected new borrowings of $6.03 billion that had terms to maturity of ten years and initial non-call periods of one to three years.
Our net income decreased 5.3% for the third quarter of 2006 to $71.0 million as compared to the same quarter in 2005, reflecting the flat to inverted market yield curve, but increased 9.0% for the first nine months of 2006 to $219.4 million primarily due to the growth of our interest-earning assets due to our second-step conversion and stock offering. Basic and diluted earnings per share for the third quarter of 2006 and 2005 were both $0.13. Basic and diluted earnings per share for the nine-month period ended September 30, 2006 were $0.41 and $0.40, respectively, compared with $0.35 and $0.34, respectively for the nine-month period ended September 30, 2005. Our annualized return on average stockholders’ equity

Hudson City Bancorp, Inc.
Form 10-Q
was 5.69% and 5.75%, respectively, for the three- and nine-month periods ended September 30, 2006, as compared to 5.56% and 8.57%, respectively, for the same periods in 2005. The decrease for the nine-month period reflects an increase in stockholders’ equity due to the capital received from our second-step conversion and stock offering completed in June 2005. Our annualized return on average assets decreased to 0.87% and 0.95%, respectively, for the three- and nine-month periods ended September 30, 2006, when compared to the same periods in 2005, reflecting our internally generated growth in this flat to inverted market yield curve environment.
The $108.2 million and $319.3 million increases in interest income for the three- and nine-month periods ended September 30, 2006, respectively, when compared to the prior year periods, was primarily derived from the overall growth in our balance sheet. Our total average interest-earning assets increased 24.4% and 32.6%, respectively, for the three- and nine-month periods ended September 30, 2006, while the yields over those same periods only increased 40 and 20 basis points, respectively. In contrast, the $107.3 million and $264.6 million increases in interest expense for the three- and nine-month periods ended September 30, 2006, respectively, reflected both the growth in our interest-bearing liabilities and increases in prevailing interest rates. Our total average interest-bearing liabilities increased 33.5% and 27.2%, respectively, for the three- and nine-month periods ended September 30, 2006 and the costs over both of those same periods increased 78 basis points.
Our net interest margin decreased 44 basis points and our net interest rate spread decreased 38 basis points when comparing the third quarter of 2006 with the corresponding period in 2005. Our net interest margin decreased 35 basis points and our net interest rate spread decreased 58 basis points when comparing the first nine months of 2006 to the comparable period in 2005. Our interest income, in general, reflects movements in long-term rates while our interest expense, in general, reflects movements in short-term rates, which have increased over the past two years notwithstanding the decrease during the third quarter of 2006. These decreases in the net interest margin and net interest rate spread were also due, in part, to a shift in our interest-earning asset mix to shorter-term investment securities and variable-rate mortgage loans and mortgage-backed securities to help manage our interest rate risk. In addition, our interest-bearing liabilities reset to the current market interest rates faster than our interest-earning assets as changes to interest rates on our interest-bearing liabilities generally time movements in market interest rates while changes to interest rates on our interest-earning assets generally lag market interest rates due to normal commitment periods of up to 90 days.
We anticipate that short-term interest rates will remain at their current levels, during the remainder of 2006 and the first quarter of 2007 and intermediate- and long-term rates will follow any change to the short-term rates, thus maintaining the flat to inverted market yield curve. This potential market interest rate scenario would have a negative impact on our results of operations and our net interest margin as the yields on our interest-earning assets and the costs of our interest-bearing liabilities will increase by a similar amount, thus maintaining the current narrow spread. However, we expect the planned growth in our balance sheet will continue to lessen, and partially offset the impact of movements in interest rates on our net interest income.
We plan to grow our assets during the remainder of 2006 and into 2007 primarily through the origination and purchase of mortgage loans, while purchasing investment and mortgage-backed securities as a supplement to our investments in mortgage loans. We also plan to continue to have approximately half of the growth in interest-earning assets be short-term or variable-rate in nature, in order to assist in the management of our interest rate risk. We consider a loan or security to be variable rate if there exists a

Hudson City Bancorp, Inc.
Form 10-Q
contractual rate adjustment during the life of the instrument, including those variable-rate mortgage-related assets with three- to ten-year initial fixed-rate periods.
The primary funding for our asset growth is expected to come from customer deposit and borrowed funds, using the funding source that is most reasonably priced given the overall market interest rate conditions. During the second half of 2005 and the first nine months of 2006, we experienced extreme competitive pricing for short-term deposits in the New York metropolitan market causing higher than normal interest rates on deposit products. During the period, wholesale borrowing costs were more economical than the cost of deposits. We plan that the funds borrowed will primarily have initial non-call periods of one to five years and final maturities of ten years in order to extend the maturity of our liabilities and assist in the management of our interest rate risk. We intend to grow customer deposits by continuing to offer desirable products at competitive, but prudent rates and by opening new branch offices. During 2006 we opened six branch offices and acquired 14 as a result of the acquisition of Sound Federal expanding our branch network into five new counties. This now gives us access to deposits via our 110 branch locations in nine of the top 50 counties in the United States ranked by median household income. We will continue to explore branch expansion opportunities in market areas that present superior opportunities for our traditional thrift model.
Comparison of Financial Condition at September 30, 2006 and December 31, 2005
During the first nine months of 2006, our total assets increased $5.56 billion, or 19.8%, to $33.64 billion at September 30, 2006 from $28.08 billion at December 31, 2005. Loans increased $3.22 billion, or 21.4%, to $18.28 billion at September 30, 2006 from $15.06 billion at December 31, 2005, reflecting internal growth initiatives funded primarily by borrowed funds and the addition of $786.1 million of loans from the Sound Federal acquisition. The increase in loans reflected our continued purchases of loans as well as our focus on the origination of one- to four-family first mortgage loans in New Jersey, New York and Connecticut. For the first nine months of 2006, we purchased first mortgage loans of $1.91 billion and originated first mortgage loans of $1.67 billion, compared with purchases of $2.62 billion and originations of $1.45 billion for the comparable period in 2005. The larger volume of purchased mortgage loans in 2006, when compared to the volume of loan originations, allowed us to continue to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Our first mortgage loan originations and purchases were substantially all one-to four-family mortgage loans. Approximately 1.1% of the mortgage loan purchases and 44.6% of the mortgage loan originations were variable-rate loans, which we consider to be any loan with a contractual annual rate adjustment, including those loans with an initial fixed-rate period of one to ten years. We purchased a lower percentage of variable-rate mortgage loans, when compared to originated mortgage loans, as a large percentage of variable-rate loans available for purchase are outside our defined geographic parameters and contain types of variable-rate instruments, such as option ARM’s, that do not meet our underwriting standards. Fixed-rate mortgage loans accounted for 80.7% of our first mortgage loan portfolio at September 30, 2006 compared with 82.7% at December 31, 2005. This percentage of fixed-rate loans to total loans is expected to have an adverse impact on our earnings in a rising rate environment as the interest rate on these loans would not reprice to current market interest rates, while our interest-bearing deposits and callable borrowed funds would reprice, from time to time, to the higher market interest rates. At September 30, 2006, we were committed to purchase and originate $692.0 million and $167.5 million, respectively, of first mortgage loans, which are expected to settle during the fourth quarter of 2006.

Hudson City Bancorp, Inc.
Form 10-Q
Total mortgage-backed securities increased $1.54 billion to $8.45 billion at September 30, 2006 from $6.91 billion at December 31, 2005, reflecting internal growth initiatives funded primarily by borrowed funds. This increase in total mortgage-backed securities resulted from $2.63 billion in purchases of securities, all of which are directly or indirectly insured or guaranteed by a U.S. government agency or U.S. government-sponsored enterprise. Of these purchases, approximately 98.6% were variable-rate (adjustable annually) or hybrid (adjustable annually after fixed periods of three to seven years) instruments. This large percentage of purchases of variable-rate securities offsets the large percentage of purchases of fixed-rate mortgage loans. At September 30, 2006, variable-rate mortgage-backed securities accounted for 65.3% of our portfolio compared with 53.6% at December 31, 2005. At September 30, 2006, we were committed to purchase $586.5 million of U.S. government agency or U.S. government-sponsored enterprise variable-rate mortgage-backed securities, which are expected to settle during the fourth quarter of 2006. We intend to continue to purchase variable-rate securities, such as those mortgage-backed securities described above or U.S. government-sponsored enterprise step-up notes, as well as originate and purchase variable-rate mortgage loans in order to grow our fixed-rate and variable-rate portfolios by equal amounts, as part of our strategy to assist in the management of our interest rate risk.
Accrued interest receivable increased $49.1 million, primarily due to increased balances in loans and investments. The $26.0 million increase in other assets included an increase due to the acquisition of bank-owned life insurance policies from Sound Federal of $11.0 million and a core deposit intangible of $13.7 million. The acquisition of Sound Federal resulted in the addition of $146.1 million of goodwill.
Total liabilities increased $5.76 billion, or 25.2%, to $28.64 billion at September 30, 2006 compared with $22.87 billion at December 31, 2005. Borrowed funds increased $4.30 billion, or 37.9%, to $15.65 billion at September 30, 2006 from $11.35 billion at December 31, 2005. The additional borrowed funds were primarily used to fund our asset growth. Borrowed funds were comprised of $8.27 billion of securities sold under agreements to repurchase and $7.38 billion of Federal Home Loan Bank advances. The $6.03 billion in new borrowings have initial non-call periods ranging from one to three years, final maturities of ten years, and a weighted-average rate of 4.37%.
Total deposits increased $1.42 billion during the first nine months of 2006, due primarily to a $2.18 billion increase in total time deposits, including the $1.06 billion of deposits due to the acquisition of Sound Federal, and a $563.6 million increase in our money market accounts. These increases were partially offset by a $1.33 billion decrease in our interest-bearing transaction accounts, primarily from our High Value Checking account product, due to our customers shifting deposits to short-term time deposits. We experienced increased competitive pressure and pricing of short-term deposits during the second-half of 2005 and the first nine months of 2006 in the New York metropolitan area. We believed the price of the incremental borrowed funds was more economical and reflective of current rates that the price of the incremental deposits and therefore priced our deposits at a competitive, but prudent rate, resulting in the use of borrowed funds at a greater rate to fund our asset growth.
Other liabilities increased to $180.7 million at September 30, 2006 compared with $140.6 million at December 31, 2005. The increase is the result of an increase in the accrued interest payable on borrowed funds and deposits.
Total stockholders’ equity decreased $199.2 million to $5.00 billion at September 30, 2006 from $5.20 billion at December 31, 2005. The decrease was primarily due to repurchases of 25,432,243 shares of outstanding common stock at an aggregate cost of $335.2 million and cash dividends declared and paid to

Hudson City Bancorp, Inc.
Form 10-Q
common stockholders of $121.9 million. These decreases to stockholders’ equity were partially offset by net income of $219.4 million for the first nine months of 2006. Further offsetting the decrease to stockholders’ equity was an $11.0 million decrease in our accumulated other comprehensive loss primarily due to lower market interest rates increasing the market value of our available for sale securities.
As of September 30, 2006, 52,629,000 shares were authorized and yet to be repurchased under our existing stock repurchase programs. At September 30, 2006, our stockholders’ equity to asset ratio was 14.87% compared with 18.53% at December 31, 2005. The decrease reflected our strategy to grow assets, purchase outstanding common stock and pay dividends. For the first nine months of 2006, the ratio of average stockholders’ equity to average assets was 16.58% compared with 15.10% for the year 2005. The increase reflected the receipt of the net offering proceeds from our second-step conversion and stock offering during 2005. At September 30, 2006, our stockholders’ equity per common share, using the period-end share count of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested management plan shares, was $9.47 compared with $9.44 at December 31, 2005. Our tangible book value per share, calculated by eliminating goodwill and the core deposit intangible from stockholders’ equity, was $9.17 as of September 30, 2006.
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
Average Balance Sheet. The tables on the following pages present certain information regarding Hudson City Bancorp’s financial condition and net interest income for the three- and nine-month periods ended September 30, 2006 and 2005. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Three Months Ended September 30,
	2006				2005
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
			(Dollars in thousands)
Assets:
Interest-earning assets:
First mortgage loans, net (1)	$17,355,122	$246,230	5.68%		$13,087,551	$177,562	5.43%
Consumer and other loans	341,875	5,425	6.35		191,038	2,795	5.85
Federal funds sold	166,404	2,223	5.30		85,983	736	3.40
Mortgage-backed securities at amortized cost	8,257,035	99,621	4.83		6,640,580	72,224	4.35
Federal Home Loan Bank of New York stock	388,951	4,640	4.77		178,657	2,116	4.74
Investment securities at amortized cost	5,675,493	63,906	4.50		5,676,595	58,354	4.11

Total interest-earning assets	32,184,880	422,045	5.25		25,860,404	313,787	4.85

Noninterest-earning assets	458,055				346,613

Total Assets	$32,642,935				$26,207,017

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$809,278	1,989	0.98		$859,240	2,141	0.99
Interest-bearing transaction accounts	2,468,022	20,651	3.32		4,133,327	31,258	3.00
Money market accounts	805,105	6,592	3.25		386,599	1,167	1.20
Time deposits	7,742,845	86,662	4.44		5,497,737	41,880	3.02

Total interest-bearing deposits	11,825,250	115,894	3.89		10,876,903	76,446	2.79

Repurchase agreements	8,250,500	79,856	3.84		6,606,625	58,563	3.52
Federal Home Loan Bank of New York advances	6,901,240	73,167	4.21		2,721,391	26,602	3.88

Total borrowed funds	15,151,740	153,023	4.01		9,328,016	85,165	3.62

Total interest-bearing liabilities	26,976,990	268,917	3.95		20,204,919	161,611	3.17

Noninterest-bearing liabilities:
Noninterest-bearing deposits	466,906				450,142
Other noninterest-bearing liabilities	207,744				153,184

Total noninterest-bearing liabilities	674,650				603,326

Total liabilities	27,651,640				20,808,245
Stockholders’ equity	4,991,295				5,398,772

Total Liabilities and Stockholders’ Equity	$32,642,935				$26,207,017

Net interest income/net interest rate spread (2)		$153,128	1.30%			$152,176	1.68%

Net interest-earning assets/net interest margin (3)	$5,207,890		1.93%		$5,655,485		2.37%

Ratio of interest-earning assets to interest-bearing liabilities			1.19	x			1.28	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

Hudson City Bancorp, Inc.
Form 10-Q

	For the Nine Months Ended September 30,
	2006				2005
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost (4)		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
First mortgage loans, net (1)	$16,220,800	$679,049	5.58%		$12,244,226	$500,218	5.45%
Consumer and other loans	282,499	12,822	6.05		173,556	7,561	5.81
Federal funds sold	145,306	5,256	4.84		131,938	2,821	2.86
Mortgage-backed securities at amortized cost	7,730,646	271,822	4.69		6,010,245	197,166	4.37
Federal Home Loan Bank of New York stock	319,715	10,357	4.32		161,380	7,031	5.81
Investment securities at amortized cost	5,624,061	186,567	4.42		4,153,466	131,813	4.23

Total interest-earning assets	30,323,027	1,165,873	5.13		22,874,811	846,610	4.93

Noninterest-earning assets	358,978				437,058

Total Assets	$30,682,005				$23,311,869

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$791,382	5,826	0.98		$1,033,838	7,655	0.99
Interest-bearing transaction accounts	2,923,558	73,095	3.34		4,233,540	89,216	2.82
Money market accounts	624,568	13,043	2.79		504,996	4,082	1.08
Time deposits	6,964,262	211,702	4.06		5,402,361	109,311	2.71

Total interest-bearing deposits	11,303,770	303,666	3.59		11,174,735	210,264	2.52

Repurchase agreements	8,220,132	230,258	3.75		6,122,196	159,779	3.49
Federal Home Loan Bank of New York advances	5,423,550	167,553	4.13		2,306,073	66,818	3.87

Total borrowed funds	13,643,682	397,811	3.90		8,428,269	226,597	3.59

Total interest-bearing liabilities	24,947,452	701,477	3.76		19,603,004	436,861	2.98

Noninterest-bearing liabilities:
Noninterest-bearing deposits	454,587				436,163
Other noninterest-bearing liabilities	192,587				143,273

Total noninterest-bearing liabilities	647,174				579,436

Total liabilities	25,594,626				20,182,440
Stockholders’ equity	5,087,379				3,129,429

Total Liabilities and Stockholders’ Equity	$30,682,005				$23,311,869

Net interest income/net interest rate spread (2)		$464,396	1.37%			$409,749	1.95%

Net interest-earning assets/net interest margin (3)	$5,375,575		2.03%		$3,271,807		2.38%

Ratio of interest-earning assets to interest-bearing liabilities			1.22	x			1.17	x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	At September 30, 2006, the weighted-average rate on our outstanding interest-earning assets, other than our FHLB stock, was as follows: first mortgage loans, 5.75%, consumer and other loans, 6.54%, federal funds sold, 5.25%, mortgage-backed securities, 5.09%, investment securities, 4.58%. At September 30, 2006, the weighted-average rate on our outstanding interest-bearing liabilities was as follows: savings accounts, 0.91%, interest-bearing transaction accounts, 3.31%, money market accounts, 3.47%, time deposits, 4.60%, borrowed funds, 4.00%.

Hudson City Bancorp, Inc.
Form 10-Q
Comparison of Operating Results for the Three-Months Ended September 30, 2006 and 2005
General. Net income was $71.0 million for the third quarter of 2006, reflecting a decrease of $4.0 million, or 5.3%, compared with net income of $75.0 million for the third quarter of 2005. Basic and diluted earnings per common share were both $0.13, respectively, for both the third quarter of 2006 and 2005. For the three-month period ended September 30, 2006, our annualized return on average stockholders’ equity was 5.69% compared with 5.56% for the comparable period in 2005. The increase in the annualized return on average stockholders’ equity is primarily the result of treasury stock repurchases which lowered the average balance of stockholders’ equity during the third quarter. Our annualized return on average assets for the third quarter of 2006 was 0.87% compared with 1.15% for the third quarter of 2005. The decrease in the annualized return on average assets reflected our balance sheet growth during a period of narrowing net interest rate spreads and a flat to inverted market yield curve.
Interest and Dividend Income. Total interest and dividend income increased $108.2 million, or 34.5%, to $422.0 million for the third quarter of 2006 compared with $313.8 million for the third quarter of 2005. The increase in total interest and dividend income was primarily due to a $6.32 billion, or 24.4%, increase in the average balance of total interest-earning assets to $32.18 billion for the third quarter of 2006 compared with $25.86 billion for the third quarter of 2005. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods and also reflected the acquisition of Sound Federal. The increase in interest and dividend income was also partially due to an increase of 40 basis points in the annualized weighted-average yield on total interest-earning assets to 5.25% for the three-month period ended September 30, 2006 from 4.85% for the comparable period in 2005. This increase in the annualized weighted-average yield reflected the increases in intermediate and long-term interest rates experienced during 2005 and the first six months of 2006.
The $68.6 million increase in interest and fee income on first mortgage loans was primarily due to a $4.27 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on balance sheet growth in our core investment of first mortgage loans. The increase in mortgage loan income was also due to a 25 basis point increase in the annualized weighted-average yield, which reflected the large volume of originations and purchases of mortgage loans during the period of rising interest rates.
The $5.5 million increase in interest and dividends on total investment securities was primarily due to a 39 basis point increase in the annualized weighted-average yield reflecting purchases of securities during the period of rising interest rates and the scheduled increase in interest rates of the U.S. government-sponsored enterprise step-up notes.
The $27.4 million increase in interest income on total mortgage-backed securities was due to a $1.62 billion increase in the average balance of total mortgage-backed securities, which primarily reflected the purchase of variable-rate securities during 2005 and the first nine months of 2006 and a shift of investment strategy to variable-rate and hybrid mortgage-backed securities. The increase in income was also due to a 48 basis point increase in the annualized weighted-average yield, reflecting the large volume of purchases of instruments during the period of rising interest rates and the scheduled interest rate adjustments of our predominantly variable-rate portfolio.
Interest Expense. Total interest expense increased $107.3 million, or 66.4%, to $268.9 million for the third quarter of 2006 from $161.6 million for the third quarter of 2005. This increase was due to a $6.78 billion, or 33.5%, increase in the average balance of total interest-bearing liabilities to $26.98 billion for

Hudson City Bancorp, Inc.
Form 10-Q
the third quarter of 2006 compared with $20.20 billion for the third quarter of 2005. This increase in interest-bearing liabilities was primarily used to fund asset growth and reflected the acquisition of Sound Federal. The increase in total interest expense was also due to a 78 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 3.95% for the three-month period ended September 30, 2006 compared with 3.17% for the three-month period ended September 30, 2005, which reflected the growth of our interest-bearing liabilities during the rising short-term interest rate environment experienced during 2005 and the first six months of 2006, and a shift of our deposits to higher costing short-term time deposits.
Interest expense on borrowed funds increased $67.8 million primarily due to a $5.82 billion increase in the average balance of borrowed funds and, to a lesser extent, a 39 basis point increase in the annualized weighted-average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth. The $6.03 billion of new borrowings incurred during the first nine months of 2006 all had maturity periods of ten years and initial non-call periods of one to three years, extending the overall maturity of our liabilities in order to assist in the management of interest rate risk. The new borrowings had a weighted-average rate of 4.37%. The increase in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the increasing interest rate environment and the call, during the first nine months of 2006, of $1.75 billion of borrowed funds by various lenders and subsequent re-borrowing of these funds at higher interest rates.
The $39.5 million increase in interest expense on interest-bearing deposits was due to a 110 basis point increase in the annualized weighted-average cost due to the rising market interest rate environment, the competitive pricing of our deposit products and a shift by our customers, during 2005 and the first nine months of 2006, to higher costing short-term time deposits from our High Value Checking product. The increase in interest expense on interest-bearing deposits also was due to the growth in the average balance of $948.3 million, reflecting growth in our time deposits and the increase in deposits due to the acquisition of Sound Federal.
The $44.8 million increase in interest expense on our time deposit accounts reflected a 142 basis point increase in the annualized weighted-average cost, due to the rising short-term market interest rate environment, and a $2.25 billion increase in the average balance of time deposit accounts. The $5.4 million increase in interest expense on our money market accounts reflected an increase in the annualized weighted-average cost of 205 basis points and a $418.5 million increase in the average balance of money market accounts, reflecting the competitive pricing of this product. The $10.6 million decrease in interest expense on our interest-bearing transaction accounts was primarily due to a $1.67 billion decrease in the average balance, reflecting shifts to other deposit products. We intend to continue to fund future asset growth using borrowed funds and customer deposits as our primary sources of funds. We intend to grow customer deposits by continuing to pay competitive, but prudent rates and by opening new branch offices.
Net Interest Income. Net interest income increased $900,000, or 0.6%, to $153.1 million for the third quarter of 2006 compared with $152.2 million for the third quarter of 2005. This increase primarily reflected our internally generated growth initiatives partially offset by an increase in the costs of our interest-bearing deposits and borrowed funds. Our net interest rate spread decreased 38 basis points to 1.30% for the third quarter of 2006 from 1.68% for the third quarter of 2005. Our net interest margin decreased 44 basis points to 1.93% for the third quarter of 2006 from 2.37% for the comparable period in 2005. The decrease in our net interest rate margin and net interest rate spread was primarily due to the larger increase in the annualized weighted-average cost of interest-bearing liabilities compared with the increase in the annualized weighted-average yield on interest-earning assets. The increase in the cost of

Hudson City Bancorp, Inc.
Form 10-Q
our interest-bearing liabilities reflected the rising interest rate environment affecting our deposits and borrowed funds, the competitive pricing pressures of operating in the New York metropolitan area, the shift within our deposits to higher costing short-term time deposits and the increase in interest rates due to the call and subsequent re-borrowing of borrowed funds.
Provision for Loan Losses. We did not provide for the allowance for loan losses during the three-month period ended September 30, 2006, nor did we provide during the three-month period ended September 30, 2005. Net charge-offs for the first nine months of 2006 were $2,000 compared with net recoveries of $8,000 for the first nine months of 2005. The ratio of the allowance for loan losses to total loans was 0.15% at September 30, 2006 compared with 0.18% at December 31, 2005.
Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased to $24.8 million at September 30, 2006 from $19.3 million at December 31, 2005, reflecting an increase in the number of non-performing loans to 115 loans at September 30, 2006 from 93 loans at December 31, 2005. The ratio of non-performing loans to total loans was 0.14% at September 30, 2006 compared with 0.13% at December 31, 2005. The ratio of the allowance for loan losses to non-performing loans was 110.55% at September 30, 2006 compared with 141.84% at December 31, 2005. The increase in our non-performing loans during 2006 was primarily due to increases in our delinquent purchased loan portfolio.
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
Non-Interest Income. Total non-interest income was $1.7 million for the third quarter of 2006 compared with $1.4 million for the third quarter of 2005.
Non-Interest Expense. Total non-interest expense increased $7.7 million, or 23.4%, to $40.6 million for the third quarter of 2006 from $32.9 million for the third quarter of 2005. The increase primarily reflected a $5.1 million increase in compensation and employee benefits expense resulting from an increase in the expense related to our employee stock ownership plan, due to increases in our stock price. The increase also reflected the expense related to stock options that amounted to $2.3 million during the third quarter of 2006, primarily reflecting amortization of the fair value of the options granted in July 2006. Our efficiency ratio was 26.22% for the third quarter of 2006 compared with 21.44% for the third quarter of 2005. Our ratio of non-interest expense to average total assets for both the third quarter of 2006 and 2005 was 0.50%.
Income Taxes. Income tax expense decreased $2.4 million, or 5.3%, to $43.2 million for the three-month period ended September 30, 2006 from $45.6 million for the three-month period ended September 30, 2005, reflecting the 5.4% decrease in income before income tax expense. Our effective tax rate for the third quarter of 2006 was 37.86% compared with 37.82% for the third quarter of 2005.

Hudson City Bancorp, Inc.
Form 10-Q
Comparison of Operating Results for the Nine-month Periods Ended September 30, 2006 and 2005
General. Net income was $219.4 million for the first nine months of 2006, reflecting an increase of $18.1 million, or 9.0%, compared with net income of $201.3 million for the first nine months of 2005. Basic and diluted earnings per common share were $0.41 and $0.40 for the first nine months of 2006 compared with basic and diluted earnings per share of $0.35 and $0.34, respectively, for the first nine months of 2005. For the nine-month period ended September 30, 2006, our annualized return on average stockholders’ equity was 5.75% compared with 8.57% for the comparable period in 2005. Our annualized return on average assets for the first nine months of 2006 was 0.95% compared with 1.15% for the first nine months of 2005. The decreases in these ratios were primarily due to the receipt of the net proceeds from our second-step conversion and stock offering completed in June 2005, which significantly increased average stockholders’ equity and average assets. The decrease in the annualized return on average assets also reflected our balance sheet growth during a period of narrowing net interest rate spreads and a flat market yield curve.
Interest and Dividend Income. Total interest and dividend income increased $319.3 million, or 37.7%, to $1.17 billion for the first nine months of 2006 compared with $846.6 million for the first nine months of 2005. The increase in total interest and dividend income was primarily due to a $7.45 billion, or 32.6%, increase in the average balance of total interest-earning assets to $30.32 billion for the first nine months of 2006 compared with $22.87 billion for the first nine months of 2005. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods and also reflected the receipt of the net offering proceeds from our second-step conversion and the acquisition of Sound Federal. The increase in interest and dividend income was also partially due to an increase of 20 basis points in the annualized weighted-average yield on total interest-earning assets to 5.13% for the nine-month period ended September 30, 2006 from 4.93% for the comparable period in 2005. This increase in the annualized weighted-average yield reflected the increase in intermediate and long-term interest rates experienced during 2005 and the first six months of 2006.
The $178.8 million increase in interest and fee income on first mortgage loans was primarily due to a $3.98 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on balance sheet growth in our core investment of first mortgage loans. The increase in mortgage loan income was also due to a 13 basis point increase in the annualized weighted-average yield, which reflected the large volume of originations and purchases of mortgage loans during the period of rising interest rates.
The $54.8 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of total investment securities of $1.47 billion, which reflected the investment into short-term securities of part of the net proceeds from the second-step conversion and stock offering. The increase in interest and dividends on total investment securities was also due to a 19 basis point increase in the annualized weighted-average yield reflecting purchases of securities during the period of rising interest rates and the scheduled increase in interest rates of the U.S. government-sponsored enterprise step-up notes.
The $74.6 million increase in interest income on total mortgage-backed securities was due to a $1.72 billion increase in the average balance of total mortgage-backed securities, which primarily reflected the purchase of variable-rate securities during 2005 and the first nine months of 2006 using part of the net proceeds from the second-step offering and a shift of investment strategy to variable-rate and hybrid mortgage-backed securities. The increase in income was also due to a 32 basis point increase in the

Hudson City Bancorp, Inc.
Form 10-Q
annualized weighted-average yield, reflecting the large volume of purchases of instruments during the period of rising interest rates and the scheduled interest rate adjustments of our predominantly variable-rate portfolio.
Interest Expense. Total interest expense increased $264.6 million, or 60.6%, to $701.5 million for the first nine months of 2006 from $436.9 million for the first nine months of 2005. This increase was due to a $5.35 billion, or 27.2%, increase in the average balance of total interest-bearing liabilities to $24.95 billion for the first nine months of 2006 compared with $19.60 billion for the first nine months of 2005. This increase in interest-bearing liabilities was primarily used to fund asset growth and reflected the acquisition of Sound Federal. The increase in total interest expense was also due to a 78 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 3.76% for the nine-month period ended September 30, 2006 compared with 2.98% for the nine-month period ended September 30, 2005, which reflected the growth of our interest-bearing liabilities during the rising short-term interest rate environment experienced during 2005 and the first six months of 2006, and a shift of our deposits to higher costing short-term time deposits.
Interest expense on borrowed funds increased $171.2 million primarily due to a $5.22 billion increase in the average balance of borrowed funds and a 31 basis point increase in the annualized weighted-average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth. The increase in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in the increasing interest rate environment and the call, during the first six months of 2006, of $1.75 billion of borrowed funds by various lenders and subsequent re-borrowing of these funds at a higher interest rate.
The $93.4 million increase in interest expense on interest-bearing deposits for the first nine months of 2006 was primarily due to a 107 basis point increase in the annualized weighted-average cost in interest-bearing deposits, reflecting the rising market interest rate environment, the competitive pricing of our deposit products and a shift by our customers, during 2005 and the first nine months of 2006 to higher costing short-term time deposits from our High Value Checking product.
The $102.4 million increase in interest expense on our time deposit accounts reflected a 135 basis point increase in the annualized weighted-average cost, due to the rising short-term market interest rate environment, and a $1.56 billion increase in the average balance of time deposit accounts. The $8.9 million increase in interest expense on our money market accounts primarily reflected an increase in the annualized weighted-average cost of 171 basis points, reflecting the competitive pricing of this product. The $16.1 million decrease in interest expense on our interest-bearing transaction accounts was primarily due to a $1.31 billion decrease in the average balance, reflecting shifts to other deposit products. We intend to continue to fund future asset growth using borrowed funds and customer deposits as our primary sources of funds. We intend to grow customer deposits by continuing to pay competitive, but prudent rates and by opening new branch offices.
Net Interest Income. Net interest income increased $54.7 million, or 13.4%, to $464.4 million for the first nine months of 2006 compared with $409.7 million for the first nine months of 2005. This increase primarily reflected the investment of the net offering proceeds from our second-step conversion and our internally generated growth initiatives, the combination of which resulted in a larger increase in the average balance of total interest-earning assets when compared to the increase in the average balance of total interest-bearing liabilities. The increase due to our growth was partially offset by an increase in the costs of our interest-bearing deposits and borrowed funds. Our net interest rate spread decreased 58 basis

Hudson City Bancorp, Inc.
Form 10-Q
points to 1.37% for the first nine months of 2006 from 1.95% for the first nine months of 2005. Our net interest margin decreased 35 basis points to 2.03% for the first nine months of 2006 from 2.38% for the comparable period in 2005.
The decrease in our net interest rate margin and net interest rate spread was primarily due to the larger increase in the annualized weighted-average cost of interest-bearing liabilities compared with the increase in the annualized weighted-average yield on interest-earning assets. The increase in the cost of our interest-bearing liabilities reflected the rising interest rate environment, affecting both our deposits and borrowed funds, and the shift within our deposits to higher costing short-term time deposits.
Provision for Loan Losses. We did not provide for the allowance for loan losses during the nine-month period ended September 30, 2006, but did provide $65,000 during the nine-month period ended September 30, 2005. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, increased to $24.8 million at September 30, 2006 from $19.3 million at December 31, 2005, reflecting an increase in the number of non-performing loans to 115 loans at September 30, 2006 from 93 loans at December 31, 2005. The ratio of non-performing loans to total loans was 0.14% at September 30, 2006 compared with 0.13% at December 31, 2005. The ratio of the allowance for loan losses to non-performing loans was 110.55% at September 30, 2006 compared with 141.84% at December 31, 2005. The increase in our non-performing loans during 2006 was primarily due to increases in delinquent loans from our delinquent purchased loan portfolio.
Non-Interest Income. Total non-interest income was $4.4 million for the first nine months of 2006 compared with $6.5 million for the first nine months of 2005. This decrease primarily reflected decreases in gains on securities transactions, net, as there were no realized gains/losses from sales of securities that occurred during the first nine months of 2006.
Non-Interest Expense. Total non-interest expense increased $23.5 million, or 25.0%, to $117.4 million for the first nine months of 2006 from $93.9 million for the first nine months of 2005. The increase primarily reflected an $11.5 million increase in compensation and employee benefits expense primarily due to an increase in the expense related to our employee stock ownership plan, primarily due to increases in our stock price. The increase also reflected the expense related to stock options that amounted to $3.2 million during the first nine months of 2006, primarily reflecting the amortization of the fair value of the options granted in July 2006. Our efficiency ratio was 25.04% for the first nine months of 2006 compared with 22.57% for the first nine months of 2005. Our ratio of non-interest expense to average total assets for the first nine months of 2006 was 0.51% compared with 0.54% for the comparable period in 2005.
Income Taxes. Income tax expense increased $11.0 million, or 9.1%, to $132.0 million for the nine-month period ended September 30, 2006 from $121.0 million for the nine-month period ended September 30, 2005, reflecting a 9.0% increase in income before income tax expense. Our effective tax rate for the first nine months of 2006 was 37.57% compared with 37.55% for the first nine months of 2005.

Hudson City Bancorp, Inc.
Form 10-Q
Liquidity and Capital Resources
The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan and security purchases, deposit withdrawals, repayment of borrowings and operating expenses. Our primary sources of funds are scheduled amortization and prepayments of loan principal and mortgage-backed securities, deposits, borrowed funds, maturities and calls of investment securities and funds provided by our operations. Our membership in the FHLB provides us access to sources of borrowed funds, which is generally limited to approximately twenty times the amount of FHLB stock owned. We also have the ability to access the capital markets for additional borrowings.
Our investment policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At September 30, 2006, our primary liquidity ratio was 37.8% compared with 38.0% at December 31, 2005.
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
Principal repayments on loans were $1.27 billion during the first nine months of 2006 compared with $1.70 billion for the first nine months of 2005. The decrease in payments on loans reflected the slowing prepayment rate on mortgage loans due to the rising interest rate environment during the first six months of 2006. Principal payments received on mortgage-backed securities totaled $1.09 billion during the first nine months of 2006 compared with $1.08 billion during the first nine months of 2005. The increase in payments on mortgage-backed securities reflected the growth of our primarily variable-rate portfolio and the fact that the prepayment rates on variable-rate instruments remained high as customers refinanced to fixed-rate instruments. Maturities and calls of investment securities during the first nine months of 2006 were $250.3 million compared with maturities and calls totaling $1.10 billion during the first nine months of 2005. The decrease in maturities and calls reflected the rising interest rate environment resulting in a decrease in call activity.
Total deposits increased $1.42 billion during the first nine months of 2006 compared with a decrease of $95.9 million during the first nine months of 2005. Deposit flows, in general, are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. The increase in deposits during the first nine months of 2006 primarily reflected the acquisition of Sound Federal and increases in short-term time deposits and money market accounts, reflecting the competitive pricing of these deposit types. The decrease in deposits during 2005 reflected the use of deposit balances by customers to purchase common stock during our second-step conversion and stock offering. Time deposit accounts scheduled to mature within one year were $7.44 billion at September 30, 2006. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products at the prevailing interest rate. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis.
For the first nine months of 2006, we borrowed an additional $6.03 billion compared with new borrowings of $2.80 billion for the first nine months of 2005. We made $1.75 billion and $200.0 million, respectively, in principal payments on borrowed funds during the first nine months of 2006 and 2005, due to calls of borrowed funds by lenders during the increasing interest rate environment. The funds borrowed during the first nine months of 2006 all have initial non-call periods ranging from one to three years and final maturities of ten years, and were primarily used to fund our asset growth. At September 30, 2006, we had $7.49 billion in borrowed funds, with a weighted-average rate of 3.99%, that have the potential to be called within one year. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or by paying-off the borrowed funds as they are called with internally generated cash.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $1.82 billion during the first nine months of 2006 compared with $1.53 billion during the comparable period in 2005. Of the first mortgage loan originations during the first nine months of 2006, 44.6% were variable-rate loans. During the first nine months of 2006 we purchased total loans of $1.91 billion (excluding the loans acquired from Sound Federal), substantially all of which were fixed-rate loans, compared with $2.62 billion during the first nine months of 2005. These continued strong levels of mortgage loan originations and purchases, which were funded primarily by borrowed funds, reflected the internal growth initiatives we have employed during recent periods. The slight decrease in combined originations and purchases reflected the decrease in loan prepayments due to the rising interest rate environment. The continued larger volume of purchased mortgage loans in the first nine months of 2006, when compared to originated loans, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Purchases of mortgage-backed securities during the first nine months of 2006 were $2.63 billion compared with $2.68 billion during the first nine months of 2005. Of the mortgage-backed securities purchased during 2006, 98.6% were variable-rate securities. During the first nine months of 2006, we purchased $400.0 million of investment securities compared with $3.68 billion during the first nine months of 2005. The decrease in purchases of mortgage-backed and investment securities reflected the lower amount of cash flows available for investment during the first nine months of 2006 due to the rising interest environment and the reinvestment of cash flows into loan originations and purchases. The decrease in purchases of investment securities also reflected the investment during the third quarter of 2005 of the net proceeds from our second-step conversion into short-term discount notes and callable bonds.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first nine months of 2006, we purchased an additional $187.1 million of FHLB common stock compared with purchases of $51.3 million during the first nine months of 2005. The purchases of additional FHLB common stock were necessitated by increases in the amount of our outstanding borrowings with the

Hudson City Bancorp, Inc.
Form 10-Q
FHLB. The additional purchases made during the first nine months of 2006 brought our total investment in FHLB stock to $412.4 million, the amount we are currently required to hold.
Cash dividends declared and paid during the first nine months of 2006 were $121.9 million compared with $63.1 million during the first nine months of 2005. In 2005, Hudson City, MHC applied for and was granted approval from the OTS to waive receipt of dividends declared by Hudson City Bancorp. These waivers of dividend payments were effective for the first six months of 2005. Beginning in the third quarter of 2005, due to the consolidation of Hudson City, MHC into Hudson City Bancorp as part of the second-step conversion, dividends were paid on all outstanding shares of Hudson City Bancorp common stock. The dividend pay-out ratio using amount per share information, which does not reflect the dividend waiver by Hudson City, MHC in periods prior to the third quarter of 2005, was 54.88% for the first nine months of 2006 compared with 56.57% for the first nine months of 2005. On October 18, 2006, the Board of Directors declared a quarterly cash dividend of $0.075 per common share. The dividend is payable on December 1, 2006 to stockholders of record at the close of business on November 3, 2006. We anticipate we will have sufficient resources to meet this obligation.
Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the first nine months of 2006, we purchased 25,432,243 shares of our common stock at an aggregate cost of $335.2 million. During the first nine months of 2005, our stock repurchase program was suspended pending the completion of our second-step conversion and stock offering. We did, however, purchase 256,768 shares at an aggregate cost of $2.7 million from vesting shares in our recognition and retention plan for payment of income taxes by our employees. In June 2006, the Board of Directors approved our seventh stock repurchase program to repurchase up to 56,975,000 shares of common stock. At September 30, 2006, there were 52,629,000 shares authorized and yet` to be purchased under our stock repurchase programs.
At September 30, 2006, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 11.92%, 11.92% and 32.57%, respectively.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During the first nine months of 2006, Hudson City Bancorp received $214.7 million in dividend payments from Hudson City Savings, which amounted to approximately 101.6% of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make.
Off-Balance Sheet Arrangements and Contractual Obligations
Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest

Hudson City Bancorp, Inc.
Form 10-Q
rate swaps and caps) during the first nine months of 2006 and did not have any such hedging transactions in place at September 30, 2006.
The following table reports the amounts of contractual obligations for Hudson City as of September 30, 2006.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
			(In thousands)
First mortgage loan originations	$167,522	$167,522	$—	$—	$—
Mortgage loan purchases	691,960	691,960	—	—	—
Mortgage-backed security purchases	586,450	586,450	—	—	—
Operating leases	120,650	7,069	14,440	13,312	85,829

Total	$1,566,582	$1,453,001	$14,440	$13,312	$85,829

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $208.5 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 and 60 days, respectively. All commitments to purchase loans and securities are expected to settle on a gross basis.
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
Allowance for Loan Losses. The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses at September 30, 2006. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Hudson City Bancorp, Inc.
Form 10-Q
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at September 30, 2006. As a result of our lending practices, we also have a concentration of loans secured by real property located in the New York metropolitan area. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.
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
Asset Impairment Judgments. Certain assets are carried in our consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets that is other than temporary. We periodically perform analyses to test for impairment of various assets. In addition to our impairment analyses related to loans discussed above, another significant impairment analysis relates to the value of other than temporary declines in the value of our securities.

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
The expected cost of benefits provided under the qualified and non-qualified defined benefit retirement plans is based primarily on years of service, compensation and assumptions regarding interest rates, investment returns and life expectancy. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. Our defined pension plan met all minimum funding requirements as of December 31, 2005, based on the actuarial valuation of the plan assets and the benefit obligation. We made a contribution of $625,000 to the plan assets during the first nine months of 2006.
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

Hudson City Bancorp, Inc.
Form 10-Q

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
General.
As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During the first six months of 2006, both short- and long-term interest rates generally increased at a similar pace, thus maintaining the flat to slightly inverted market yield curve that existed at the end of 2005. This interest rate environment had an adverse impact on our net interest income and our net interest margin, as our interest-bearing liabilities generally reflect movements in short-term interest rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in long-term interest rates.
Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, the majority of which is located in New Jersey, New York and Connecticut, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2006 and did not have any such hedging transactions in place at September 30, 2006.
During 2005, and continuing during the first nine months of 2006, we began originating and purchasing a larger percentage of variable-rate assets in order to better manage our interest rate risk. Included in variable-rate loans and securities are loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of three to ten years. While these hybrid instruments do not decrease our interest rate risk exposure as well as an annually adjustable instrument, they are more rate sensitive, given the potential interest rate adjustment, than the long-term fixed-rate investments we currently hold in our portfolio. Variable-rate products constituted 44.6% of loan originations, 1.1% of loan purchases and 98.6% of mortgage-backed security purchases made during the first nine months of 2006. In aggregate, 53.8% of our mortgage-related asset originations and purchases had variable rates. Of the growth in our total mortgage-related assets, 57.8% was due to growth in our variable-rate products.
This strategy to originate and purchase a larger percentage of variable-rate assets, and thus grow our variable-rate mortgage-related assets at an equivalent percent to our fixed-rate mortgage-related assets, has lowered our percentage of fixed-rate interest-earning assets to total interest-earning assets to 60.8% at September 30, 2006 from 70.2% at December 31, 2005. Notwithstanding the decrease in the percentage of fixed-rate interest-earning assets to total interest-earning assets, this percentage at September 30, 2006 may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and callable borrowed funds. The strategy to originate a higher percentage of variable-rate instruments may also have an adverse impact on our net interest income and net interest margin as variable-rate interest-earning assets generally have initial interest rates lower than alternative

Hudson City Bancorp, Inc.
Form 10-Q

fixed-rate investments. We intend to originate and purchase similar percentages of variable-rate mortgage-related assets during the remainder of 2006 and into 2007.
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
The following table reports changes to net interest as of September 30, 2006 assuming the indicated interest rate shocks.

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(17.44)
100	(8.33)
50	(4.24)
—	—
(50)	2.62
(100)	2.02
(200)	(6.11)
At December 31, 2005, the percent change in net interest income was negative 8.50% in the 200 basis point increase scenario and negative 13.36% in the 200 basis point decrease scenario. The increase in the negative change to net interest income in the positive rate change scenarios from December 31, 2005 was primarily due to the anticipated call of borrowed funds and the increased expense of our short-term time deposits in the increasing interest rate environment scenario. The decrease to the negative change to net interest income in the minus 200 basis point rate change scenario was primarily due to the decrease in interest expense.

Hudson City Bancorp, Inc.
Form 10-Q

We also monitor interest rate risk by analyzing the change to the estimated present value of equity over a range of interest rate change scenarios. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.
The following table reports changes to the present value of equity as of September 30, 2006 assuming the indicated rate shocks.

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
					Basis
Change in	Dollar	Dollar	Percent	Present	Points
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)	(Dollars in thousands)
200	$3,942,224	$(1,733,485)	(30.54)%	12.67%	(426)
100	4,799,988	(875,721)	(15.43)	14.85	(208)
50	5,222,288	(453,421)	(7.99)	15.85	(108)
—	5,675,709	—	—	16.93	—
(50)	5,860,210	184,501	3.25	17.22	29
(100)	5,592,077	(83,632)	(1.47)	16.33	(60)
(200)	4,276,079	(1,399,630)	(24.66)	12.51	(442)
In the 200 basis point increase scenario at December 31, 2005, the change in the present value of equity was negative 20.76% and the change to the present value ratio was negative 309 basis points. The increase in the negative values from December 31, 2005 in the percent change in the present value of equity and the basis point change in the present value ratio was primarily due to the extent to which our interest-earning assets at September 30, 2006 were comprised of fixed-rate investment securities, mortgage-backed securities and mortgage loans, notwithstanding the overall decrease in the percentage of fixed-rate investments in our interest-earning asset portfolio from December 31, 2005. The increase in the negative values was also due to the change in the decay rate on our High Value Checking account product and the amount of borrowed funds expected to be called in the increasing interest rate scenario.
In the 200 basis point decrease scenario at December 31, 2005, the change in the present value of equity was negative 18.15% and the change to the present value ratio was negative 423 basis points. The higher negative amounts at September 30, 2006, when compared to December 31, 2005, were primarily due to the change in the value of our borrowed funds, which in a decreasing rate environment, will extend to maturity.
GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2006, which we anticipate to reprice or mature in each of the future time periods shown. The prepayment rates applied to our mortgage loans and mortgage-backed securities for the September 30, 2006 analysis were decreased to 14% and 18%, respectively, due to the actual slowing of mortgage-related payments. At September 30, 2006, we have reported no callable bonds at their call date, but have reported $4.50 billion of callable borrowings at their call date based on the interest rate and option characteristics of the borrowed funds that could be called within the next twelve-month period. The government-sponsored agency securities with step-up features are reported at their next interest rate adjustment. We have excluded non-accrual mortgage loans of $7.6 million and non-accrual other loans of $1.9 million from the table.

Hudson City Bancorp, Inc.
Form 10-Q

	At September 30, 2006
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,285,919	$1,301,621	$2,262,342	$2,071,470	3,011,162	$7,936,470	$17,868,984
Consumer and other loans	93,956	1,308	48,499	3,462	18,444	241,863	407,532
Federal funds sold	146,275	—	—	—	—	—	146,275
Mortgage-backed securities	1,276,755	1,565,765	1,399,013	938,818	3,028,084	240,555	8,448,990
FHLB stock	412,381	—	—	—	—	—	412,381
Investment securities	1,129,598	1,071,258	474,299	995,570	1,552,667	437,758	5,661,150

Total interest-earning assets	4,344,884	3,939,952	4,184,153	4,009,320	7,610,357	8,856,646	32,945,312

Interest-bearing liabilities:
Savings accounts	47,988	41,815	41,222	41,222	82,444	577,110	831,801
Interest-bearing demand accounts	216,490	216,491	334,826	334,826	563,426	619,938	2,285,997
Money market accounts	21,264	21,264	85,055	85,055	170,111	467,804	850,553
Time deposits	5,691,607	1,745,303	584,360	189,211	141,287	—	8,351,768
Borrowed funds	3,232,000	1,275,000	16,000	—	600,000	10,525,000	15,648,000

Total interest-bearing liabilities	9,209,349	3,299,873	1,061,463	650,314	1,557,268	12,189,852	27,968,119

Interest rate sensitivity gap	$(4,864,465)	$640,079	$3,122,690	$3,359,006	6,053,089	$(3,333,206)	$4,977,193

Cumulative interest rate sensitivity gap	$(4,864,465)	$(4,224,386)	$(1,101,696)	$2,257,310	8,310,399	$4,977,193

Cumulative interest rate sensitivity gap as a percent of total assets	(14.46)%	(12.56)%	(3.28)%	6.71%	24.71%	14.80%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	47.18%	66.23%	91.88%	115.87%	152.67%	117.80%
The cumulative one-year gap as a percent of total assets was negative 12.56% at September 30, 2006 compared with negative 6.78% at December 31, 2005. This increase in the negative cumulative one-year gap primarily reflected the estimated amount of borrowed funds to be called, the shift in customer’s deposits to shorter-term time deposits and the slowing of the mortgage-related asset prepayment speeds.

Hudson City Bancorp, Inc.
Form 10-Q

Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and Denis J. Salamone, our Senior Executive Vice President and Chief Operating Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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

Hudson City Bancorp, Inc.
Form 10-Q

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the third quarter of 2006 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(3)	per Share	or Programs	Programs (1) (2)
July 1-July 31, 2006	1,760,000	$13.20	1,760,000	56,919,000

August 1-August 31, 2006	2,665,000	12.97	2,665,000	54,254,000

September 1-September 30, 2006	1,625,000	13.19	1,625,000	52,629,000

Total	6,050,000	13.10	6,050,000

(1)	On June 20, 2006, Hudson City Bancorp announced the adoption of its seventh Stock Repurchase Program, which authorized the repurchase of up to 56,975,000 shares of common stock. This program has no expiration date and has 52,629,000 shares yet to be purchased as of September 30, 2006.

(2)	On October 18, 2005, Hudson City Bancorp announced the adoption of its sixth Stock Repurchase Program, which authorized the repurchase of up to 29,880,000 shares of common stock. The remaining shares of this program were purchased in July 2006.

(3)	Amounts do not reflect purchases of common stock by the trustee of the recognition and retention plan.
Item 3. – Defaults Upon Senior Securities
Not applicable.

Hudson City Bancorp, Inc.
Form 10-Q

Item 4. – Submission of Matters to a Vote of Security Holders
No matter was submitted during the quarter ended September 30, 2006 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.
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

Hudson City Bancorp, Inc.

Date: November 8, 2006	By:	/s/ Ronald E. Hermance, Jr. Ronald E. Hermance, Jr.
Chairman, President and Chief
Executive Officer
(principal executive officer)

Date: November 8, 2006	By:	/s/ Denis J. Salamone

Denis J. Salamone
Senior Executive Vice President and
Chief Operating Officer
(principal financial and accounting officer)