Form 10-K
period 2006-12-31
HUDSON CITY BANCORP INC
filed 2007-03-01
CIK 921847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2006

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
Yes ☐      No ☑
     As of February 21, 2007, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 556,082,729 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006 was $6,912,953,000. This figure was based on the closing price by the NASDAQ National Market for a share of the registrant’s common stock, which was $13.33 as reported in the Wall Street Journal on July 1, 2006.
     Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 24, 2007 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission no later than March 21, 2007, are incorporated by reference into Part III.

Hudson City Bancorp, Inc.
2006 Annual Report on Form 10-K

		Page
	Forward-Looking Statements and Associated Risk Factors	1

PART I
Item 1	Business	5
Item 1A	Risk Factors	46
Item 1B	Unresolved Staff Comments	50
Item 2	Properties	50
Item 3	Legal Proceedings	50
Item 4	Submission of Matters to a Vote of Security Holders	50

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	51
Item 6	Selected Financial Data	54
Item 7	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	55
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	74
Item 8	Financial Statements and Supplementary Data	81
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	123
Item 9A	Controls and Procedures	123
Item 9B	Other Information	124

PART III
Item 10	Directors, Executive Officers and Corporate Governance	124
Item 11	Executive Compensation	125
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	125
Item 13	Certain Relationships and Related Transactions, and Director Independence	125
Item 14	Principal Accounting Fees and Services	125

PART IV
Item 15	Exhibits, Financial Statement Schedules	126

SIGNATURES		129
EX-10.28: FORM OF 2006 STOCK INCENTIVE PLAN PERFORMANCE STOCK OPTION AGREEMENT
EX-10.29: FORM OF 2006 STOCK INCENTIVE PLAN RETENTION STOCK OPTION AGREEMENT
EX-10.30: FORM OF 2006 STOCK INCENTIVE PLAN DIRECTOR STOCK OPTION AGREEMENT
EX-10.31: BENEFIT MAINTENANCE PLAN
EX-10.32: SUMMARY OF MATERIAL TERMS
EX-10.33: SUMMARY OF DIRECTOR COMPENSATION
EX-11.1: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
EX-21.1: SUBSIDIARIES
EX-23.1: CONSENT OF KPMG LLP
EX-31.1: CERTIFICATIONS
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. These factors include, but are not limited to:
•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among the financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with continued diversification of assets and adverse changes to credit quality;

•	difficulties associated with achieving expected future financial results; and

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations.
Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. We do not intend to update any of the forward-looking statements after the date of this Form 10-K or to conform these statements to actual events.

As used in this Form 10-K, unless we specify otherwise, “Hudson City Bancorp,” “the Bank,” “our company, ” “we,” “us,” and “our” refer to Hudson City Bancorp, Inc., a Delaware corporation. “Hudson City Savings” refers to Hudson City Savings Bank, a federal stock savings bank and the wholly-owned subsidiary of Hudson City Bancorp. “Hudson City, MHC” refers to Hudson City, MHC, a New Jersey mutual holding company and former majority-owner of Hudson City Bancorp.

PART I
Item 1. Business.
Hudson City Bancorp is a Delaware corporation organized in 1999 and serves as the holding company of its only subsidiary, Hudson City Savings Bank. Hudson City Bancorp’s executive offices are located at West 80 Century Road, Paramus, New Jersey 07652 and our telephone number is (201) 967-1900.
On June 7, 2005, Hudson City Bancorp reorganized from a two-tier mutual holding company structure to a stock holding company structure and completed a stock offering in accordance with a Plan of Conversion and Reorganization (the “Plan”). Under the terms of the Plan, Hudson City, MHC, which owned 65.77% of the outstanding common stock of Hudson City Bancorp immediately prior to the conversion, merged into Hudson City Bancorp and the shares of Hudson City Bancorp common stock owned by Hudson City, MHC were cancelled. Hudson City Bancorp sold 392,980,580 shares of common stock at a price of $10.00 per share raising approximately $3.93 billion. After incremental costs of $125.0 million directly attributable to the stock offering, net proceeds from the stock offering amounted to $3.80 billion. In accordance with the Plan, we also affected a stock split pursuant to which each share of common stock outstanding or held as treasury stock before completion of the offering was split into 3.206 shares. Hudson City Bancorp contributed $3.00 billion of the net proceeds from the offering to Hudson City Savings Bank. These transactions are referred to collectively as the second-step conversion.
Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the Office of Thrift Supervision (“OTS”). Hudson City Bancorp, as a savings and loan holding company, is also subject to supervision and examination by the OTS. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Hudson City Savings Bank has served the customers of New Jersey since 1868. In July 2006, we completed the acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) for approximately $265 million in cash (the “Acquisition”). The Acquisition was accounted for as a purchase. Sound Federal operated 14 branches in the New York counties of Westchester, Putnam and Rockland and in Fairfield County, Connecticut.
We are a community- and consumer-oriented retail savings bank offering traditional deposit products, residential real estate mortgage loans and consumer loans. In addition, we purchase mortgages, mortgage-backed securities, securities issued by the U.S. government and government-sponsored agencies and other investments permitted by applicable laws and regulations. We retain in our portfolio substantially all of the loans we originate. Historically, we did not originate commercial mortgage loans or multi-family mortgage loans. However, these loan products were offered by Sound Federal and, as a result, we have continued to offer these products after the Acquisition.
Our business model and product offerings allow us to serve a broad range of customers with varying demographic characteristics. Our traditional thrift products such as conforming one- to four-family residential mortgages, certificates of deposit, and passbook savings accounts appeal to a broad customer base. Our jumbo mortgage lending proficiency and our deposit products allow us to target higher-income customers successfully.
Our revenues are derived principally from interest on our mortgage loans and mortgage-backed securities and interest and dividends on our investment securities. Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

Available Information
Our periodic and current reports, proxy and information statements, and other information that we file with the Securities and Exchange Commission (the “SEC”), are available free of charge through our website, www.hcbk.com, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Unless specifically incorporated by reference, the information on our website is not part of this annual report. Such reports are also available on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Market Area
We conduct our operations out of our corporate offices in Paramus in Bergen County, New Jersey and through 111 branches in the New York metropolitan area. We operate 88 branches located in 16 counties throughout the State of New Jersey. In New York State, we operate eight branch offices in Westchester County, five branch offices in Suffolk County, one branch office each in Putnam and Rockland Counties and four branch offices in Richmond County (Staten Island). We also operate four branch offices in Fairfield County, Connecticut. Branch offices in these areas give us operations in nine of the top 50 counties in the United States ranked by median household income. Operating in high median household income counties fits well with our jumbo mortgage loan and consumer deposit business model. We plan to open approximately ten branch locations in 2007 in these market areas, while continually evaluating new locations in areas that present the greatest opportunity to promote our deposit and mortgage products.
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
The New Jersey shore market represents a strong concentration of population and income, and is an increasingly popular resort and retirement market area, which provides healthy opportunities for deposit growth and residential lending. The southwestern New Jersey market consists of communities adjacent to the Philadelphia metropolitan area. The Suffolk County market area has similar demographic and economic characteristics to the northern New Jersey market area. As a result of the Acquisition, we entered the New York counties of Westchester, Rockland, and Putnam and Fairfield County, Connecticut, which have similar demographic and economic characteristics as the Northern New Jersey market. Entry into these counties allows us to continue to expand our retail operations and geographic footprint.
Our future growth opportunities will be influenced by the growth and stability of the regional economy, other demographic population trends and the competitive environment within and around the State of New Jersey and the New York metropolitan area. We expect to continue to grow primarily through the origination and purchase of mortgage loans, while purchasing mortgage-backed securities and investment securities as a supplement to our mortgage loans. We believe that we have developed lending products and marketing strategies to address the diverse credit-related needs of the residents in our market areas. We intend to fund our growth with customer deposits and borrowed funds. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices.

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
Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage and investment banking firms. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.
Lending Activities
Loan Portfolio Composition. Our loan portfolio primarily consists of one- to four-family residential first mortgage loans. To a lesser degree, the loan portfolio includes multi-family and commercial mortgage loans, construction loans and consumer loans, which primarily consist of fixed-rate second mortgage loans and home equity credit lines.
At December 31, 2006, we had total loans of $19.08 billion, of which $18.70 billion, or 98.0%, were first mortgage loans. Of the first mortgage loans outstanding at that date, 81.0% were fixed-rate mortgage loans and 19.0% were adjustable-rate mortgage (ARM) loans. At December 31, 2006, multi-family and commercial mortgage loans totaled $69.3 million, or 0.4% of the loan portfolio, construction loans totaled $41.2 million, or 0.2% of total loans and consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $382.1 million, or 2.0%, of total loans. We also offer guaranteed student loans through the Student Loan Marketing Association Loan Referral Program. As part of the Acquisition we transferred $774.9 million of loans to our portfolio. Approximately 84% of these loans were secured by one- to four- family properties. Sound Federal’s underwriting standards were similar to those used by us.
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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$18,561,467	97.27%	$14,780,819	98.13%	$11,120,874	97.87%	$8,567,442	97.32%	$6,708,806	96.25%
FHA/VA	29,573	0.15	43,672	0.29	81,915	0.72	98,502	1.12	131,209	1.88
Multi-family and commercial	69,322	0.36	2,320	0.02	3,000	0.03	2,843	0.03	2,668	0.04
Construction	41,150	0.22	—	—	—	—	—	—	—	—

Total first mortgage loans	18,701,512	98.00	14,826,811	98.44	11,205,789	98.62	8,668,787	98.47	6,842,683	98.17

Consumer and other loans:
Fixed-rate second mortgages	274,028	1.44	205,826	1.37	127,737	1.12	105,361	1.20	93,691	1.34
Home equity credit lines	97,644	0.51	29,150	0.19	28,929	0.25	28,217	0.32	33,543	0.48
Other	10,433	0.05	662	—	584	0.01	701	0.01	983	0.01

Total consumer and other loans	382,105	2.00	235,638	1.56	157,250	1.38	134,279	1.53	128,217	1.83

Total loans	19,083,617	100.00%	15,062,449	100.00%	11,363,039	100.00%	8,803,066	100.00%	6,970,900	100.00%

Deferred loan costs (fees)	16,159		1,653		(8,073)		(10,255)		(13,508)
Allowance for loan losses	(30,625)		(27,393)		(27,319)		(26,547)		(25,501)

Net Loans	$19,069,151		$15,036,709		$11,327,647		$8,766,264		$6,931,891

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2006. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $1.68 billion for 2006, $2.10 billion for 2005 and $1.96 billion for 2004.

	At December 31, 2006
		Multi-family
	First Mortgage	and Commercial		Consumer and
	Loans	Mortgages	Construction	Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$1,822	$1,300	$41,150	$1,422	$45,694

After one year:
One to three years	184,147	311	—	12,486	196,944
Three to five years	612,278	1,232	—	18,205	631,715
Five to ten years	282,461	2,984	—	63,381	348,826
Ten to twenty years	2,333,385	30,619	—	283,567	2,647,571
Over twenty years	15,176,947	32,876	—	3,044	15,212,867

Total due after one year	18,589,218	68,022	—	380,683	19,037,923

Total loans	$18,591,040	$69,322	$41,150	$382,105	19,083,617

Deferred loan costs					16,159
Allowance for loan losses					(30,625)

Net loans					$19,069,151

The following table presents, as of December 31, 2006, the dollar amount of all fixed rate and adjustable rate loans that are contractually due after December 31, 2007.

	Due After December 31, 2007
	Fixed	Adjustable	Total
	(In thousands)
First mortgage loans	$15,039,351	$3,549,867	$18,589,218
Multi-family and commercial mortgages	65,882	2,140	68,022
Consumer and other loans	276,700	103,983	380,683

Total loans due after one year	$15,381,933	$3,655,990	$19,037,923

The following table presents our loan originations, purchases, sales and principal payments for the years indicated.

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Total loans:
Balance outstanding at beginning of year	$15,062,449	$11,363,039	$8,803,066

Loans transferred in Acquisition	774,908	—	—

Originations:
First mortgage loans	2,155,997	2,068,183	1,378,709
Consumer and other loans	151,490	126,591	85,932

Total originations	2,307,487	2,194,774	1,464,641

Purchases:
One- to four-family first mortgage loans	2,685,186	3,676,260	3,099,759
FHA/VA first mortgage loans	26,418	—	22,334
Other first mortgage loans	544	—	316

Total purchases	2,712,148	3,676,260	3,122,409

Less:
Principal payments:
First mortgage loans	(1,678,882)	(2,103,100)	(1,956,395)
Consumer and other loans	(73,997)	(48,203)	(62,960)

Total principal payments	(1,752,879)	(2,151,303)	(2,019,355)

Premium amortization and discount accretion, net	(1,440)	(8,247)	(5,374)
Transfers to foreclosed real estate	(3,642)	(1,750)	(2,348)
Loan sales	(15,414)	(10,324)	—

Balance outstanding at end of year	$19,083,617	$15,062,449	$11,363,039

Residential Mortgage Lending. Our primary lending emphasis is the origination and purchase of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not offer loans secured by cooperative apartment units or interests therein. Since the early 1980’s, we have originated and purchased substantially all of our one- to four-family first mortgage loans for retention in our portfolio. We have developed a core competency in residential mortgage loans with principal balances in excess of the Federal National Mortgage Association (“FannieMae”), single-family limit of $417,000 (“non-conforming” or “jumbo” loans). We are one of the largest jumbo residential mortgage lenders in New Jersey and one of the largest buyers of jumbo mortgages nationally. We believe that our retention and servicing of the residential mortgage loans that we originate allows us to maintain higher levels of customer service and satisfaction than originators who sell loans to third parties.
Our wholesale loan purchase program is an important component of our strategy to grow our residential loan portfolio, and complements our retail loan origination production by enabling us to diversify assets outside our local market area, thus providing a safeguard against economic trends that might affect one particular area of the nation. Through this program, we have obtained assets at a relatively low overhead cost and have minimized related servicing costs. At December 31, 2006, $9.91 billion, or 53.0%, of our first mortgage loans were purchased loans. At December 31, 2006, approximately 65.5% of the mortgage loan portfolio was secured by real estate located in the states of New Jersey, New York and Connecticut. Additionally, the states of Virginia, Illinois, and Maryland each accounted for 6.2%, 5.0%, and 4.3%, respectively, of our total mortgage loan portfolio. The remainder of the loan portfolio is secured by real estate in 34 other states.
We have developed written standard operating guidelines relating to the purchase of these assets. These guidelines include an evaluation and approval process for the various sellers from whom we choose to buy whole loans, the types of whole loans, acceptable property locations and maximum interest rate variances. The purchase agreements, as established with each seller/servicer, contain parameters of the loan characteristics that can be included in each package. These parameters, such as maximum loan size and maximum loan-to-value ratio, generally conform to parameters utilized by us to originate mortgage loans. All loans are reviewed for compliance with the agreed upon parameters. All purchased loan packages are subject to internal due diligence procedures including review of a sampling of individual loan files. It is our policy to perform full credit reviews of between 10% to 50% of all loans purchased. Our due diligence procedures include a review of the legal documents, including the note, the mortgage and the title policy, review of the credit file, evaluating debt service ratios, review of the appraisal and verifying loan-to-value ratios and evaluating the completeness of the loan package. This review subjects the loan file to substantially the same underwriting standards used in our own loan origination process.
The loan purchase agreements recognize that the time frame to complete our due diligence reviews may not be sufficient prior to the completion of the purchase and afford us a limited period of time after closing to complete our review and return, or request substitution of, any loan for any legitimate underwriting concern. After the review period, we are still provided recourse against the seller for any breach of a representation or warranty with respect to the loans purchased. Among these representations and warranties are attestations of the legality and enforceability of the legal documentation, adequacy of insurance on the collateral real estate, compliance with regulations and certifications that all loans are current as to principal and interest at the time of purchase.
In general, the seller of a purchased loan continues to service the loan after we purchase it. The servicing of purchased loans is governed by the servicing agreement entered into with each servicer. Oversight of the servicer is maintained by us through review of all reports, remittances and non-performing loan ratios with appropriate further action, such as contacting the servicers by phone or in writing to clarify or correct our concerns, taken as required. We also require that all servicers provide end-of-year financial statements to confirm the financial soundness of the servicer. These servicers must also deliver industry certifications substantiating that they have in place all appropriate controls to ensure their mode of administration is in accordance with standards set by the Mortgage Bankers Association of America. These operating guidelines provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. We typically purchase loans from eight to ten of the largest nationwide mortgage producers. We purchased first mortgage loans of $2.71 billion in 2006, $3.68 billion in 2005 and $3.12 billion in 2004. The average size of our one-to-four family mortgage loans purchased during 2006 was approximately $444,000.
Most of our retail loan originations are from existing or past customers, members of our local communities or referrals from local real estate agents, licensed mortgage bankers and brokers, attorneys and builders. Our extensive branch network is a source of new loan generation. We also employ a staff of representatives who call on real estate professionals to disseminate information regarding our loan programs and take applications directly from their clients. These representatives are paid for each origination.
We currently offer loans that generally conform to underwriting standards specified by FannieMae (“conforming loans”), non-conforming loans, loans processed as limited documentation loans and, to a limited extent, no income or asset verification loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of up to 40 years. The non-conforming loans generally follow FannieMae guidelines, except for the loan amount. FannieMae guidelines limit the principal amount of single-family loans to $417,000; our non-conforming loans generally exceed such limits. The average size of our one- to four-family mortgage loans originated in 2006 was approximately $384,000. The overall average size of our one- to four-family first mortgage loans was approximately $339,000 at December 31, 2006. We are an approved seller/servicer for FannieMae and an approved servicer for Federal Home Loan Mortgage Corporation (“FreddieMac”). We generally hold loans for our portfolio but have, from time to time, sold loans in the secondary market. During 2006, we sold approximately $15.4 million of first mortgage loans to other financial institutions.
Our originations of first mortgage loans amounted to $2.12 billion in 2006, $2.07 billion in 2005 and $1.38 billion in 2004. Total refinancing of our existing first mortgage loans were as follows:

		Percent of
		First Mortgage
	Amount	Loan Originations
	(In thousands)
2006	$83,693	4.0%
2005	156,492	7.6
2004	143,959	10.4
We allow existing customers to modify their mortgage loans with the intent of maintaining customer relationships in periods of extensive refinancing due to a low interest rate environment. The modification changes the existing interest rate to the currently offered fixed interest rate product with a similar or reduced term, for a fee, after past payment performance is reviewed. In general, all other terms and conditions of the existing mortgage remain the same. Modifications of existing mortgage loans were as follows:

Mortgage Loans
Modified
(In thousands)
2006	$11,656
2005	39,254
2004	220,059
We offer a variety of adjustable-rate and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. Except for loans to low- and moderate-income home mortgage applicants, as described below, loans on owner-occupied one- to four-family homes of up to $1,000,000 are generally subject to a maximum loan-to-value ratio of 80%. However, we make loans in amounts up to $500,000 with a 95% loan-to-value ratio and loans in excess of $500,000 and less than $600,000 with a 90% loan-to-value ratio if the borrower obtains private mortgage insurance. Under certain circumstances we will originate a first and second mortgage, up to a combined loan amount of $600,000, where the combined loan-to-value ratio is 90%. Under these circumstances, we will waive the private mortgage insurance requirements and receive a higher interest rate on the second mortgage loan than we would receive on a regular second mortgage loan. Loan-to-value ratios of 75% or less are generally required for one- to four-family loans in excess of $1.0 million and less than $1.5 million. Loans in excess of $1.5 million and less than $2.0 million are generally subject to a maximum loan-to-value ratio of 70%. Loans in excess of $2.0 million and up to $2.5 million are generally subject to a maximum loan-to-value ratio of 65%. Loans in excess of $2.5 million and up to $3.0 million are generally subject to a maximum loan-to-value ratio of 60%. We typically do not originate mortgage loans in excess of $3.0 million. At December 31, 2006, we had outstanding 730 originated mortgage loans with principal balances in excess of $750,000 with an aggregate balance of $710.0 million.
We also offer a variety of ARM loans secured by one- to four-family residential properties with a fixed rate for initial terms of three years, five years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. These loans are originated in amounts generally up to $3.0 million. The ARM loans that we currently originate have a maximum 40-year amortization period and are generally subject to the loan-to-value ratios described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. In the current rate environment, where the yield curve is relatively flat, the ARM loans we offer have initial interest rates below the fully indexed rate. As of December 31, 2006, the initial offered rate on these loans was 162.5 to 212.5 basis points below the current fully indexed rate. We originated $972.4 million of one- to four-family ARM loans in 2006. At December 31, 2006, 19.1% of our one- to four-family mortgage loans consisted of ARM loans.
The origination and retention of ARM loans helps reduce exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise, which increases the potential for default. The marketability of the underlying property also may be adversely affected by higher interest rates. In order to minimize risks, we evaluate borrowers of ARM loans based on their ability to repay the loans at the higher of the initial interest rate or the fully indexed rate. In an effort to further reduce risk, we have not in the past, nor do we currently, originate ARM loans that provide for negative amortization of principal.
In 2005, we began to offer interest-only mortgage loans. These loans are designed for mortgage clients who desire flexible amortization schedules. These loans are originated as 5/1, 7/1, or 10/1 ARM loans, with the interest only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period of these loans, the payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using fully amortizing payment amounts, more restrictive standards and generally are made with lower loan to value limitations imposed to help minimize any potential credit risk. These loans may involve higher risks compared to standard loan products since there is the potential for higher payments once the interest rate resets and the principal begins to amortize and they rely on a stable or rising housing market to maintain an acceptable loan-to-value ratio. However, we do not believe these programs will have a material adverse impact on our asset quality. As of December 31, 2006, we had originated $722.2 million of interest-only loans outstanding. We have not in the past, nor do we currently, originate option ARM loans, where the borrower is given various payment options that could change payment flows to the Bank. For a description of recent guidance on high risk loans, See – “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

In addition to our full documentation loan program, we process some loans as limited documentation loans. We have originated these types of loans for over 15 years. Loans eligible for limited documentation processing are ARM loans and 10-, 15-, 20-, 30- and 40-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 75% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for limited documentation loans is $600,000. We do not charge borrowers additional fees for limited documentation loans. We require applicants for limited documentation loans to complete a FreddieMac/FannieMae loan application and request income, assets and credit history information from the borrower. Additionally, we obtain credit reports from outside vendors on all borrowers. We also review other information to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although relatively minor delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income, asset information and other information where we believe circumstances warrant. We also allow certain borrowers to obtain mortgage loans without verification of income or assets. These loans are subject to somewhat higher interest rates than our regular products, and are limited to a maximum loan-to-value ratio of 65% on purchases and 60% on refinancing transactions.
Limited documentation and no verification loans may involve higher risks compared to loans with full documentation, as there is a greater opportunity for borrowers to falsify their income and ability to service their debt. We believe these programs have not had a material adverse effect on our asset quality. Unseasoned limited documentation and no verification loans are not as readily salable in the secondary market as are conforming loans. We do not believe that an inability to sell such loans will have a material adverse impact on our liquidity needs, because internally generated sources of liquidity are expected to be sufficient to meet our liquidity needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
We offer mortgage programs designed to address the credit needs of low- and moderate-income home mortgage applicants, first-time home buyers and low- and moderate-income home improvement loan applicants. We define low- and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income of the Metropolitan Statistical Area in the county where the subject property is located. Our low- and moderate-income home improvement loans are discussed under “Consumer Loans.” Among the features of the low- and moderate-income home mortgage and first-time home buyer’s programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For example, these programs currently provide for loans with up to 95% loan-to-value ratios and rates which are 25 to 50 basis points lower than our traditional mortgage loans. In 2006, we originated $20.6 million in mortgage loans to home buyers under these programs.
Multi-family and Commercial Mortgage Loans. At December 31, 2006, $69.3 million, or 0.4%, of the total loan portfolio consisted of multi-family and commercial mortgage loans, substantially all of which were transferred in the Acquisition. Commercial mortgage loans are secured by office buildings, religious facilities and other commercial properties. The Bank generally originates fixed-rate commercial mortgage loans with maximum terms of up to 25 years with balloon payment features. At December 31, 2006, the largest commercial mortgage loan had a principal balance of $5.5 million and was secured by a storage unit facility.
Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). Multi-family mortgage loans generally are offered with both fixed and adjustable interest rates, although in the current interest rate environment the Bank has not recently originated adjustable rate multi-family loans. Multi-family loans are originated for terms of up to 30 years.
In underwriting multi-family and commercial mortgage loans, the Bank reviews a number of factors, such as the expected net operating income generated by the real estate to ensure that it is at least 125% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower’s business experience. Personal guarantees are obtained in most cases from borrowers. The maximum loan to value ratio of multi-family and commercial mortgage loans is generally 75%.
Loans secured by multi-family and commercial real estate generally are larger than one-to-four family residential loans and involve a greater degree of risk. Commercial mortgage loans can involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or in the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for Bank management to monitor and evaluate.
Construction Lending. The Bank originates construction loans to local builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. Construction loans are disbursed as certain portions of the project are completed. The Bank’s construction loans are secured by residential and commercial properties located in the Bank’s market area. At December 31, 2006, the Bank had construction loans totaling $41.2 million, or 0.2% of total loans, substantially all of which were transferred in the Acquisition.
The Bank’s construction loans to home builders generally have fixed interest rates, are typically for a term of up to 18 months and have a maximum loan to value ratio of 80%. Loans to builders are made on either a pre-sold or speculative (unsold) basis. Construction loans to individuals are generally originated pursuant to the same policy guidelines regarding loan to value ratios and interest rates that are used in connection with loans secured by one-to-four family residential real estate. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed.
Construction loans are generally considered to involve a higher degree of risk than permanent mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct residential properties for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due. The Bank has attempted to minimize the foregoing risks by, among other things, generally requiring personal guarantees from the principals of its corporate borrowers.
Consumer Loans. At December 31, 2006, $382.1 million, or 2.0%, of our total loans consisted of consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines. Consumer loans generally have shorter terms to maturity, relative to our mortgage portfolio, which reduces our exposure to changes in interest rates. Consumer loans generally carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
We offer fixed-rate second mortgage loans in amounts up to $200,000 secured by owner-occupied one- to four-family residences located in the State of New Jersey, and the portions of New York and Connecticut served by our first mortgage loan products, for terms of up to 20 years. At December 31, 2006 these loans totaled $274.0 million, or 1.4% of total loans. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, generally cannot exceed 80% of the appraised value of the property.
Our home equity credit line loans, which totaled $97.6 million, or 0.5% of total loans at December 31, 2006, are adjustable-rate loans secured by a second mortgage on owner-occupied one- to four-family residences located in our market area. Current interest rates on home equity credit lines are based on the “prime rate” as published in the “Money Rates” section of The Wall Street Journal (the “Index”) subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100 whichever is greater. The maximum credit line available is $200,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.
Other loans totaled $10.4 million at December 31, 2006 and consisted of collateralized passbook loans, overdraft protection loans, automobile loans, unsecured personal loans, and secured and unsecured commercial lines of credit. We no longer originate unsecured personal loans and automobile loans.
Loan Approval Procedures and Authority. All first mortgage loans up to $600,000 must be approved by two officers in the Mortgage Origination Department. Loans in excess of $600,000 require one of the two officers approving the loan bear the title of either First Vice President-Mortgage Officer, Senior Vice President-Lending, Chief Executive Officer or Chief Operating Officer prior to the issuance of a commitment letter. The aggregate of all loans existing and/or committed by any one borrower in excess of $3,000,000 requires the review of the Board of Directors. Home equity credit lines and fixed-rate second mortgage loans in principal amounts of $25,000 or less are approved by one of our designated loan underwriters. Home equity loans in excess of $25,000, up to the $200,000 maximum, are approved by an underwriter and either our Consumer Loan Officer, Senior Vice President-Lending, Chief Executive Officer or Chief Operating Officer.
Upon receipt of a completed loan application from a prospective borrower, we order a credit report and, except for loans originated as limited documentation, stated income, or no income/no asset verification loans, we verify certain other information. If necessary, we obtain additional financial or credit-related information. We require an appraisal for all mortgage loans, except for some loans made to refinance existing mortgage loans. Appraisals may be performed by our in-house Appraisal Department or by licensed or certified third-party appraisal firms. Currently most appraisals are performed by third-party appraisers and are reviewed by our in-house Appraisal Department.
We require title insurance on all mortgage loans, except for home equity credit lines and fixed-rate second mortgage loans. For these loans, we require a property search detailing the current chain of title. We require borrowers to obtain hazard insurance and we may require borrowers to obtain flood insurance prior to closing. We require most borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, flood insurance and private mortgage insurance premiums, if required. In a limited number of instances, at our discretion, we will waive the real estate tax escrow for the borrower on New Jersey properties, subject to an interest rate somewhat higher than our regular offered rate. Presently, we do not escrow for real estate taxes on properties located in the States of New York and Connecticut.
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
We send foreclosure notices when a loan is 90 days delinquent and refer the loan to legal counsel. The accrual of income on loans that do not carry private mortgage insurance or are not guaranteed by a federal agency is generally discontinued when interest or principal payments are 90 days in arrears. We commence foreclosure proceedings if the loan is not brought current between the 90th and 120th day of delinquency unless specific limited circumstances warrant an exception. The collection procedures for mortgage loans guaranteed by government agencies follow the collection guidelines outlined by those agencies.
We monitor delinquencies on our serviced loan portfolio, in aggregate, from reports sent to us by the servicers. Once all past due reports are received, we examine the delinquencies and contact appropriate servicer personnel to determine the collectability of the loans. We also use these reports to prepare our own monthly reports for management review. These summaries break down, by servicer, total principal and interest due, length of delinquency, as well as accounts in foreclosure and bankruptcy. We control, on a case-by-case basis, all accounts in foreclosure to confirm that the servicer has taken all proper steps to foreclose promptly if there is no other recourse. We also monitor whether mortgagors who filed bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

The collection procedures for other loans include sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel in our Consumer Loan department review the delinquent loans and collection efforts on a regular basis. If collection activity is unsuccessful after 90 days, we may refer the matter to our legal counsel for further collection effort or charge-off the loan. Loans we deem to be uncollectible are proposed for charge-off. Charge-offs of consumer loans require the approval of our Consumer Loan Officer and either the Senior Vice President-Lending, our Chief Executive Officer or Chief Operating Officer.
We carry foreclosed real estate at the lower of fair market value less estimated selling costs, or at cost. If a foreclosure action is commenced and the loan is not brought current, paid in full or refinanced before the foreclosure sale, the real property securing the loan is either sold at the foreclosure sale, or we sell the property as soon thereafter as practicable.
Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate.
Loans delinquent 60 days to 89 days and 90 days or more were as follows as of the dates indicated:

	At December 31,
	2006				2005				2004
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
		Principal		Principal		Principal		Principal		Principal		Principal
	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
One- to four-family first mortgages	60	$16,910	82	$22,026	44	$10,113	67	$15,273	43	$9,819	64	$15,232
FHA/VA first mortgages	8	1,236	23	3,657	10	1,755	24	4,037	8	773	53	6,375
Multi-family and commercial mortgages	1	566	—	—	—	—	—	—	1	76	—	—
Construction loans	4	2,769	2	3,098	—	—	—	—	—	—	—	—
Consumer and other loans	20	1,125	11	1,217	2	2	2	2	—	—	—	—

Total delinquent loans (60 days and over)	93	$22,606	118	$29,998	56	$11,870	93	$19,312	52	$10,668	117	$21,607

Delinquent loans (60 days and over) to total loans		0.12%		0.16%		0.08%		0.13%		0.09%		0.19%
Non-performing assets, which include foreclosed real estate, net, non-accrual loans and accruing loans delinquent 90 days or more, were $33.2 million at December 31, 2006 compared with $20.4 million at December 31, 2005. Our $30.0 million in loans delinquent 90 days or more at December 31, 2006 consisted primarily of 105 one- to four-family first mortgage loans (including VA first mortgage loans). At December 31, 2006, our largest loan delinquent 90 days or more was a construction loan with a balance of $3.0 million that has become current subsequent to December 31, 2006.
With the exception of first mortgage loans guaranteed by a federal agency or for which the borrower has obtained private mortgage insurance, we stop accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We reverse outstanding interest on non-accrual loans that we previously credited to income. We recognize income in the period that we collect it or when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. The accrual of income on VA loans is generally not discontinued as they are guaranteed by a federal agency.

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
The following table presents information regarding non-performing assets as of the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual first mortgage loans	$23,151	$9,649	$6,057	$4,401	$6,053
Non-accrual consumer and other loans	1,217	2	—	102	19
Accruing loans delinquent 90 days or more	5,630	9,661	15,550	15,748	14,123

Total non-performing loans	29,998	19,312	21,607	20,251	20,195

Foreclosed real estate, net	3,161	1,040	878	1,002	1,276

Total non-performing assets	$33,159	$20,352	$22,485	$21,253	$21,471

Non-performing loans to total loans	0.16%	0.13%	0.19%	0.23%	0.29%
Non-performing assets to total assets	0.09	0.07	0.11	0.12	0.15
The total amount of interest income received during the year on non-accrual loans outstanding and additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms is immaterial. We are not committed to lend additional funds to borrowers whose loans are in non-accrual status.
We had no loans classified as impaired at December 31, 2006 and 2005 within the scope of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. In addition, at December 31, 2006 and 2005, we had no loans classified as troubled debt restructurings, as defined in SFAS No. 15.
Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	At or for the Year December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$27,393	$27,319	$26,547	$25,501	$24,010

Provision for loan losses	—	65	790	900	1,500

Allowance transferred in Acquisition	3,308	—	—	—	—
Charge-offs:
First mortgage loans	(72)	(2)	(11)	(92)	(3)
Consumer and other loans	(7)	(8)	(9)	(4)	(10)

Total charge-offs	(79)	(10)	(20)	(96)	(13)

Recoveries	3	19	2	242	4

Net (charge-offs) recoveries	(76)	9	(18)	146	(9)

Balance at end of year	$30,625	$27,393	$27,319	$26,547	$25,501

Allowance for loan losses to total loans	0.16%	0.18%	0.24%	0.30%	0.37%
Allowance for loan losses to non-performing loans	102.09	141.84	126.44	131.09	126.27

The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, which requires us to maintain adequate allowances for loan losses. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2006. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey, New York, and Connecticut. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
We did not record a provision for loan losses during 2006 reflecting recent low levels of charge-offs. At December 31, 2006, the allowance for loan losses as a percentage of total loans was 0.16%, which, given the primary emphasis of our lending practices and the current market conditions, we consider to be at an acceptable level. The increase in the allowance for loan losses during 2006 was due to the carryover of the allowance in the Acquisition, none of which related to loans that were impaired at that time.
Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2006 and 2005—Critical Accounting Policies and Provision for Loan Losses.”
The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$24,578	80.26%	$25,474	98.13%	$25,524	97.87%	$24,690	97.32%	$23,040	96.25%
Other first mortgages	999	3.26	23	0.31	35	0.75	28	1.15	26	1.92

Total first mortgage loans	25,577	83.52	25,497	98.44	25,559	98.62	24,718	98.47	23,066	98.17

Consumer and other loans	3,618	11.81	1,774	1.56	1,305	1.38	1,152	1.53	1,097	1.83

Unallocated	1,430	4.67	122	—	455	—	677	—	1,338	—

Total allowance for loans losses	$30,625	100.00%	$27,393	100.00%	$27,319	100.00%	$26,547	100.00%	$25,501	100.00%

Investment Activities
The Board of Directors reviews and approves our investment policy on an annual basis. The Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as authorized by the Board of Directors, implement this policy. The Board of Directors reviews our investment activity on a monthly basis.
Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. In establishing our investment strategies, we consider our interest rate sensitivity position, the types of securities to be held, liquidity and other factors. We have authority to invest in various types of assets, including U.S. Treasury obligations, federal agency securities, mortgage-backed securities, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, federal funds sold, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds.
Our investment policy currently does not authorize participation in hedging programs, options or futures transactions or interest rate swaps, and also prohibits the purchase of non-investment grade bonds. In the future we may amend our policy to allow us to engage in these types of transactions. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers being an unsuitable investment practice. In addition, the policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At December 31, 2006, our primary liquidity ratio was 39.2%.
We classify investments as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. We have both the ability and positive intent to hold these securities to maturity. Available for sale securities are reported at fair market value. We currently have no securities classified as trading.
Investment Securities. During 2006, we purchased $1.25 billion of investment securities compared with $4.31 billion during 2005. These securities were primarily U.S Government agency securities. Of the agency securities held as of December 31, 2006, $1.37 billion have step-up features where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. Approximately $750.0 million of these step-up notes will reset or mature within two years. Also included in investment securities as of December 31, 2006 were $2.18 billion of agency securities with initial periods to maturity of less than two years. The aggregate $2.93 billion of step-up notes and short-term securities maturing within two years assists in our management of interest rate risk. Also, at December 31, 2006, we had $445.0 million in FHLB-NY stock. See “- Regulation of Hudson City Savings Bank and Hudson City Bancorp.”
Mortgage-backed Securities. All of our mortgage-backed securities are issued by GNMA, FannieMae or FreddieMac. We classify mortgage-backed securities as held to maturity or available for sale at the date of purchase based on our assessment of our internal liquidity requirements. Held to maturity mortgage-backed securities are reported at cost, net of unamortized premiums and discounts. We have both the ability and positive intent to hold these investments to maturity. Available for sale mortgage-backed securities are reported at fair market value. We currently have no mortgage-backed securities classified as trading.
At December 31, 2006, mortgage-backed securities classified as held to maturity totaled $6.92 billion, or 19.5% of total assets, while $2.40 billion, or 6.8% of total assets, were classified as available for sale. At December 31, 2006, the mortgage-backed securities portfolio had a weighted-average rate of 5.11% and a market value of approximately $9.21 billion. Of the mortgage-backed securities we held at December 31, 2006, $6.50 billion, or 69.6% of total mortgage-backed securities, had adjustable rates and $2.83 billion, or 30.4% of total mortgage-backed securities, had fixed rates. Our mortgage-backed securities portfolio includes real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”). At December 31, 2006, we held $406.3 million of fixed-rate REMICs, which constituted 4.3% of our mortgage-backed securities portfolio. Mortgage-backed security purchases totaled $3.93 billion during 2006 compared with $3.28 billion during 2005. 98.7% of the mortgage-backed securities purchased during 2006 were variable-rate or hybrid instruments in order to manage our interest rate risk.
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
While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities. At December 31, 2006, we did not own any principal-only, REMIC residuals or other higher risk securities.

The following table presents our investment securities activity for the years indicated.

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Investment securities:
Carrying value at beginning of year	$5,496,727	$2,928,888	$2,245,178

Transferred in Acquisition	120,087	—	—
Purchases:
Held to maturity	—	300,000	1,769,643
Available for sale	1,250,010	4,008,680	337,306
Calls:
Held to maturity	(256)	(99,978)	(436,670)
Available for sale	(350,004)	(100,007)	(986,343)
Maturities:
Held to maturity	—	(65)	(100)
Available for sale	(500,005)	(1,500,000)	—
Sales:
Available for sale	(97,549)	—	—
Mutual fund shares	(15,530)	(10,000)	—
Premium amortization and discount accretion, net	(17)	16,295	32
Change in unrealized gain or loss	10,121	(47,086)	(158)

Net increase in investment securities	416,857	2,567,839	683,710

Carrying value at end of year	$5,913,584	$5,496,727	$2,928,888

The following table presents our mortgage-backed securities activity for the years indicated.

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Mortgage-backed securities:
Carrying value at beginning of year	$6,910,497	$5,376,629	$5,422,701

Transferred in Acquisition	186,169	—	—
Purchases:
Held to maturity	3,313,669	1,604,473	921,765
Available for sale	617,171	1,675,428	1,278,921
Principal payments:
Held to maturity	(773,343)	(960,630)	(1,445,507)
Available for sale	(741,200)	(499,387)	(282,901)
Sales:
Held to maturity	—	—	—
Available for sale	(186,169)	(227,894)	(499,067)
Premium amortization and discount accretion, net	(10,709)	(14,627)	(14,138)
Change in unrealized gain or loss	13,546	(43,495)	(5,145)

Net increase (decrease) in mortgage-backed securities	2,419,134	1,533,868	(46,072)

Carrying value at end of year	$9,329,631	$6,910,497	$5,376,629

The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

	At December 31,
	2006			2005			2004
		Percent			Percent			Percent
	Carrying	of	Fair	Carrying	of	Fair	Carrying	of	Fair
	Value	Total (1)	Value	Value	Total (1)	Value	Value	Total (1)	Value
	(Dollars in thousands)
Money market investments:
Federal funds sold	$56,616	100.00%	$56,616	$4,587	100.00%	$4,587	$45,700	100.00%	$45,700

Investment securities:
Held to maturity:
United States government-sponsored agencies	$1,533,059	25.92%	$1,502,014	$$1,533,050	27.89%	$1,506,865	$1,333,018	45.51%	$1,325,054
Municipal bonds	910	0.02	920	1,166	0.02	1,190	1,231	0.04	1,282

Total held to maturity	1,533,969	25.94	1,502,934	1,534,216	27.91	1,508,055	1,334,249	45.55	1,326,336

Available for sale:
United States government-sponsored agencies	4,372,295	73.94	4,372,295	3,962,178	72.09	3,962,178	1,584,384	54.10	1,584,384
Corporate bonds	57	—	57	67	—	67	74	—	74
Equity securities	7,263	0.12	7,263	266	—	266	10,181	0.35	10,181

Total available for sale	4,379,615	74.06	4,379,615	3,962,511	72.09	3,962,511	1,594,639	54.45	1,594,639

Total investment securities	$5,913,584	100.00%	$5,882,549	$$5,496,727	100.00%	$5,470,566	2,928,888	100.00%	$2,920,975

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$215,161	2.31%	$216,504	$$293,680	4.25%	$294,332	$416,665	7.75%	$422,032
FNMA pass-through certificates	3,233,852	34.66	3,191,324	2,535,361	36.69	2,489,102	2,017,165	37.51	2,017,791
FHLMC pass-through certificates	3,069,884	32.90	3,019,995	1,108,195	16.04	1,082,564	561,095	10.44	554,341
FHLMC and FNMA REMICs	406,313	4.36	376,775	452,628	6.55	422,774	760,996	14.15	726,865

Total held to maturity	6,925,210	74.23	6,804,598	4,389,864	63.53	4,288,772	3,755,921	69.85	3,721,029

Available for sale:
GNMA pass-through certificates	1,696,715	18.18	1,696,715	1,700,132	24.60	1,700,132	503,839	9.37	503,839
FNMA pass-through certificates	575,293	6.17	575,293	666,485	9.64	666,485	743,380	13.83	743,380
FHLMC pass-through certificates	132,413	1.42	132,413	154,016	2.23	154,016	373,489	6.95	373,489

Total available for sale	2,404,421	25.77	2,404,421	2,520,633	36.47	2,520,633	1,620,708	30.15	1,620,708

Total mortgage-backed securities	$9,329,631	100.00%	$9,209,019	$$6,910,497	100.00%	$6,809,405	$5,376,629	100.00%	$5,341,737

By coupon type:
Adjustable-rate	$6,495,769	69.63%	$6,457,465	$$3,704,146	53.60%	$3,683,965	$1,258,859	23.41%	$1,262,923
Fixed-rate	2,833,862	30.37	2,751,554	3,206,351	46.40	3,125,440	4,117,770	76.59	4,078,814

Total mortgage-backed securities	$9,329,631	100.00%	$9,209,019	$$6,910,497	100.00%	$6,809,405	$5,376,629	100.00%	$5,341,737

Total investment portfolio	$15,299,831		$15,148,184	$$12,411,811		$12,284,558	$8,351,217		$8,308,412

(1)	Based on carrying value for each investment type.

Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2006. Mortgage-backed securities are presented by issuer and by coupon type. Equity securities have been excluded from this table.

	At December 31, 2006
			More Than One Year		More Than Five Years
	One Year or Less		to Five Years		to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate
	(Dollars in thousands)
Money market investments:
Federal funds sold	$56,616	5.25%	$—	—%	$—	—%	$—	—%	$56,616	5.25%

Investment securities:
Held to maturity:
United States government-sponsored agencies	$—	—	$845,561	4.72	$65,968	5.00	$621,530	5.02	$1,533,059	4.85
Municipal bonds	5	5.25	600	6.50	305	6.30	—	—	910	6.43

Total held to maturity	5	5.25	846,161	4.73	66,273	5.01	621,530	5.02	1,533,969	4.86

Available for sale:
United States government-sponsored agencies	1,320,665	4.31	2,792,529	4.60	259,101	4.57	—	—	4,372,295	4.51

Corporate bonds	50	6.02	7	3.79	—	—	—	—	57	5.75

Total available for sale	1,320,715	4.31	2,792,536	4.60	259,101	4.57	—	—	4,372,352	4.51

Total investment securities	$1,320,720	4.31	$3,638,697	4.63	$325,374	4.66	$621,530	5.02	$5,906,321	4.60

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$121	7.27	$756	8.98	$89	11.53	$214,195	5.41	$215,161	5.43
FNMA pass-through certificates	139	6.58	4,283	6.28	5,322	7.08	3,224,108	5.17	3,233,852	5.17
FHLMC pass-through certificates	2	7.58	2,128	7.26	2,045	6.74	3,065,709	5.24	3,069,884	5.24
FHLMC and FNMA REMICs	—	—	—	—	—	—	406,313	4.56	406,313	4.56

Total held to maturity	262	6.91	7,167	6.86	7,456	7.04	6,910,325	5.17	6,925,210	5.18

Available for sale:
GNMA pass-through certificates	—	—	—	—	—	—	1,696,715	4.86	1,696,715	4.86
FNMA pass-through certificates	—	—	—	—	—	—	575,293	5.00	575,293	5.00
FHLMC pass-through certificates	—	—	—	—	—	—	132,413	5.10	132,413	5.10

Total available for sale	—	—	—	—	—	—	2,404,421	4.91	2,404,421	4.91

Total mortgage-backed securities	$262	6.91	$7,167	6.86	$7,456	7.04	$9,314,746	5.10	$9,329,631	5.11

By coupon type:
Adjustable-rate	$—	—	$—	—	$884	5.85	$6,494,885	5.18	$6,495,769	5.18
Fixed-rate	262	6.91	7,167	6.86	6,572	7.20	2,819,861	4.93	2,833,862	4.94

Total mortgage-backed securities	$262	6.91	$7,167	6.86	$7,456	7.04	$9,314,746	5.10	$9,329,631	5.11

Total investment portfolio	$1,377,598	4.35	$3,645,864	4.64	$332,830	4.71	$9,936,276	5.09	$15,292,568	4.91

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
Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing market interest rates, pricing of deposits and competition. In determining our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Our deposits are primarily obtained from market areas surrounding our offices. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits and currently do not accept new deposits via the internet. During 2006, we experienced significant competitive pressure and extreme pricing of short-term deposits in the New York metropolitan area. We believed the price of incremental borrowed funds was more economical and reflective of current rates than the price of incremental deposits and, therefore, priced our deposits at a competitive, but prudent rate.
Total deposits increased $2.03 billion during 2006 as a result of marketing efforts to grow deposits in existing branches and approximately $1.1 billion of deposits assumed in the Acquisition. The increase in deposits was also due to the addition of seven new branch offices during 2006, which in total had approximately $145 million of deposits at December 31, 2006. The increase in deposits included a $2.92 billion increase in total time deposits and a $576.5 million increase in our money market accounts partially offset by a $1.47 billion decrease in savings and transaction accounts (other than money-market accounts). Total core deposits (defined as non-time deposit accounts) represented approximately 32.2% of total deposits as of December 31, 2006 compared with 45.8% as of December 31, 2005. This decrease is due to customers shifting deposits to short-term time deposits earning a higher interest rate. The aggregate balance in our time deposit accounts was $9.10 billion as of December 31, 2006 compared with $6.17 billion as of December 31, 2005. Time deposits with remaining maturities of less than one year amounted to $8.33 billion at December 31, 2006 compared with $4.98 billion at December 31, 2005, reflecting the shift of customer deposits to short-term time deposits.
The balance in our High Value Checking account product was $1.93 billion, representing 44.8% of core deposits at December 31, 2006. We view our interest-bearing High Value Checking account as an attractive alternative to cash management accounts offered by brokerage firms. This account offers unlimited check writing, no charge on-line banking, no-charge bill payment and debit card availability as part of the product, and pays an interest rate generally above competitive market rates. We also offer a Business Money Market Account that has similar features and benefits to our High Value Checking account. This product, in conjunction with our regular business checking account, provides small business customers in our market area competitive returns and operating flexibility. Early in 2006 we introduced a high yielding money market checking account product, which is a complementary alternative investment to our High Value Checking account and pays a slightly higher rate than our High Value Checking account.

The following table presents our deposit activity for the years indicated:

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Total deposits at beginning of year	$11,383,300	$11,477,300	$10,453,780
Deposits assumed in Acquisition	1,062,121	—	—
Net increase (decrease) in deposits	534,070	(387,736)	808,707
Interest credited	436,096	293,736	214,813

Total deposits at end of year	$13,415,587	$11,383,300	$11,477,300

Net increase (decrease)	$2,032,287	$(94,000)	$1,023,520

Percent increase (decrease)	17.85%	(0.82)%	9.79%
At December 31, 2006, we had $2.57 billion in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
3 months or less	$707,440
Over 3 months through 6 months	1,458,217
Over 6 months through 12 months	228,919
Over 12 months	170,444

Total	$2,565,020

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At December 31,
	2006			2005			2004
			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate
	(Dollars in thousands)
Savings	$805,278	6.00%	0.92%	$808,325	7.10%	0.98%	$931,783	8.12%	0.98%
Interest-bearing transaction	2,095,811	15.62	3.29	3,616,644	31.77	3.19	4,290,099	37.38	2.46
Money market	918,549	6.85	3.59	342,021	3.00	1.14	564,700	4.92	0.96
Noninterest-bearing demand	498,301	3.71	—	442,042	3.88	—	417,502	3.64	—

Total	4,317,939	32.18	2.53	5,209,032	45.75	2.44	6,204,084	54.06	1.94

Time deposits:
Time deposits $100,000 and over	2,565,020	19.12	5.03	1,378,340	12.11	3.61	886,079	7.72	2.45

Time deposits less than $100,000 with original maturities of:

Three months or less	146,921	1.10	4.37	199,280	1.75	3.17	339,354	2.96	1.37
Over three months to twelve months	4,302,331	32.06	5.23	1,338,588	11.76	3.72	864,250	7.53	1.64
Over twelve months to twenty-four months	557,510	4.16	3.82	1,541,166	13.54	3.36	1,368,900	11.93	2.07
Over twenty-four months to thirty-six months	202,276	1.51	3.67	495,670	4.35	3.17	650,289	5.67	2.81
Over thirty-six months to forty-eight months	264,204	1.97	3.66	294,538	2.59	3.47	283,747	2.47	3.40
Over forty-eight months to sixty months	43,243	0.32	3.72	50,680	0.45	3.72	48,692	0.42	3.76
Over sixty months	164,502	1.23	3.99	149,724	1.32	3.93	135,160	1.18	3.87
Qualified retirement plans	851,641	6.35	4.47	726,282	6.38	3.49	696,745	6.06	2.65

Total time deposits	9,097,648	67.82	4.89	6,174,268	54.25	3.51	5,273,216	45.94	2.32

Total deposits	$13,415,587	100.00%	4.13	$11,383,300	100.00%	3.02	$11,477,300	100.00%	2.11

The following table presents, by rate category, the amount of our time deposit accounts outstanding at the dates indicated.

	At December 31,
	2006	2005	2004
	(In thousands)
Time deposit accounts:
3.00% or less	$38,158	$816,838	$4,174,601
3.01% to 3.50%	457,995	2,246,361	557,706
3.51% to 4.00%	979,918	2,154,784	370,029
4.01% to 4.50%	1,283,911	952,228	157,142
4.51% to 5.00%	482,847	3,341	11,460
5.01% and over	5,854,819	716	2,278

Total	$9,097,648	$6,174,268	$5,273,216

The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2006.

	Period to Maturity from December 31, 2006
	Within	Over three	Over six	Over one	Over two	Over
	three	to six	months to	to two	to three	three
	months	months	one year	years	years	years	Total
	(In thousands)
Time deposit accounts:
3.00% or less	$19,433	$16,559	$1,344	$395	$427	$—	$38,158
3.01% to 3.50%	203,960	120,082	85,645	48,295	4	9	457,995
3.51% to 4.00%	146,070	149,459	390,431	214,281	79,614	63	979,918
4.01% to 4.50%	658,476	301,199	68,843	62,243	100,204	92,946	1,283,911
4.51% to 5.00%	66,659	244,413	6,616	160,674	3,061	1,424	482,847
5.01% and over	1,490,862	3,929,037	433,772	7	41	1,100	5,854,819

Total	$2,585,460	$4,760,749	$986,651	$485,895	$183,351	$95,542	$9,097,648

Borrowings. We have entered into sales of securities under agreements to repurchase with selected brokers and the Federal Home Loan Bank of New York (“FHLB”). These agreements are recorded as financing transactions as we have maintained effective control over the transferred securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition. The securities underlying the agreements are delivered to the party with whom each transaction is executed. They agree to resell to us the same securities at the maturity or call of the agreement. We retain the right of substitution of the underlying securities throughout the terms of the agreements.
We have also obtained advances from the FHLB, which are generally secured by a blanket lien against our mortgage portfolio. Borrowings with the FHLB are generally limited to approximately twenty times the amount of FHLB stock owned.

Borrowed funds at December 31 are summarized as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$823,000	4.96%	$850,000	4.96%
Other brokers	8,100,000	3.86	7,050,000	3.45

Total securities sold under agreements to repurchase	8,923,000	3.96	7,900,000	3.61

Advances from the FHLB	8,050,000	4.21	3,450,000	3.95

Total borrowed funds	$16,973,000	4.08	$11,350,000	3.72

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Repurchase Agrements:
Average balance outstanding during the year	$8,313,321	$6,447,560	$4,182,197

Maximum balance outstanding at any month-end during the year	$8,923,000	$7,900,000	$5,300,000

Weighted average rate during the period	3.81%	3.52%	3.41%

FHLB Advances:
Average balance outstanding during the year	$5,977,115	$2,469,529	$1,916,085

Maximum balance outstanding at any month-end during the year	$8,050,000	$3,450,000	$1,950,000

Weighted average rate during the period	4.17%	3.89%	3.79%

At December 31, 2006, borrowed funds had scheduled maturities and potential call dates as indicated below. Substantially all of our borrowed funds are callable at the discretion of the issuer. These call features are generally quarterly, after an initial non-call period of three months to five years from the date of borrowing.

	Borrowings by Scheduled		Borrowings by Earlier of Maturity Date or Next
	Maturity Date		Potential Call Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)
2007	$7,000	2.65%	$7,667,000	4.04%
2008	16,000	4.94	6,156,000	4.10
2009	—	—	2,550,000	4.09
2010	300,000	5.68	350,000	4.01
2011	250,000	4.90	250,000	4.90
2012	900,000	4.16	—	—
2013	350,000	5.09	—	—
2014	1,850,000	2.94	—	—
2015	4,175,000	3.84	—	—
2016	9,125,000	4.30	—	—

Total	$16,973,000	4.08	$16,973,000	4.08

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Amortized cost of collateral:
United States government-sponsored agency securities	$3,329,639	$2,849,947	$2,030,978
Mortgage-backed securities	5,937,758	5,224,648	3,198,768
REMICs	319,920	356,579	455,598

Total amortized cost of collateral	$9,587,317	$8,431,174	$5,685,344

Fair value of collateral:
United States government-sponsored agency securities	$3,195,765	$2,778,462	$2,008,710
Mortgage-backed securities	5,846,562	5,119,225	3,188,386
REMICs	296,661	332,532	434,249

Total fair value of collateral	$9,338,988	$8,230,219	$5,631,345

Subsidiaries
Hudson City Savings has two wholly owned and consolidated subsidiaries: HudCiti Service Corporation and HC Value Broker Services, Inc. HudCiti Service Corporation, which qualifies as a New Jersey investment company, has two wholly owned and consolidated subsidiaries: Hudson City Preferred Funding Corporation and Sound REIT, Inc. Hudson City Preferred Funding and Sound REIT qualify as real estate investment trusts, pursuant to the Internal Revenue Code of 1986, as amended, and had $6.12 billion and $50.5 million, respectively, of residential mortgage loans outstanding at December 31, 2006.
HC Value Broker Services, Inc., whose primary operating activity is the referral of insurance applications, formed a strategic alliance that jointly markets insurance products with Savings Bank Life Insurance of Massachusetts. HC Value Broker Services offers customers access to a variety of life insurance products.
Personnel
As of December 31, 2006, we had 1,168 full-time employees and 151 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.
REGULATION OF HUDSON CITY SAVINGS BANK AND HUDSON CITY BANCORP
General
Hudson City Savings has been a federally chartered savings bank since January 1, 2004 when it converted from a New Jersey chartered savings bank. Its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Bank Insurance Fund (“BIF”). Under its charter, Hudson City Savings is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision as its chartering agency, and by the FDIC as the deposit insurer. Hudson City Bancorp is a unitary savings and loan holding company regulated, examined and supervised by the Office of Thrift Supervision. Each of Hudson City Bancorp and Hudson City Savings must file reports with the Office of Thrift Supervision concerning its activities and financial condition, and must obtain regulatory approval from the Office of Thrift Supervision prior to entering into certain transactions, such as mergers with, or Acquisitions of, other depository institutions. The Office of Thrift Supervision will conduct periodic examinations to assess Hudson City Bancorp’s and Hudson City Savings Bank’s compliance with various regulatory requirements. The Office of Thrift Supervision has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.
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
Capital Requirements. The Office of Thrift Supervision capital regulations require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% (3% if the savings bank received the highest rating on its most recent examination) leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Hudson City Savings, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Hudson City Savings’ risk profile. At December 31, 2006, Hudson City Savings exceeded each of its capital requirements as shown in the following table:

			OTS Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2006
Tangible capital	$4,000,577	11.30%	$530,878	1.50%	n/a	n/a
Leverage (core) capital	4,000,577	11.30	1,415,674	4.00	$1,769,592	5.00%
Total-risk-based capital	4,031,202	30.99	1,040,513	8.00	1,300,642	10.00

December 31, 2005
Tangible capital	$4,129,937	14.68%	$422,069	1.50%	n/a	n/a
Leverage (core) capital	4,129,937	14.68	1,125,518	4.00	$1,406,897	5.00%
Total-risk-based capital	4,157,330	41.31	805,040	8.00	1,006,300	10.00

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
An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notices that it is within any of the three undercapitalized categories, and the plan must be guaranteed by every parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:
(1)	an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized; and

(2)	the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.
If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the Office of Thrift Supervision regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the Office of Thrift Supervision to meet a specific capital level. As of December 31, 2006, Hudson City Savings was considered “well capitalized” by the Office of Thrift Supervision.
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

Prior to January 1, 2007, an institution’s assessment rate depended on the capital category and supervisory category to which it was assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. The assessment rates for our BIF assessable deposits are zero basis points. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future.
Under the Deposit Insurance Funds Act of 1996 (“Funds Act”), the assessment base for the payments on the bonds (“FICO bonds”) issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Hudson City Savings. Our total expense in 2006 for the assessment for deposit insurance and the FICO payments was $1.7 million.
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
On February 8, 2006, President Bush signed the “Federal Deposit Insurance Reform Act of 2005,” or the 2005 Deposit Act, into law. The 2005 Deposit Act contains provisions designed to reform and modernize the Federal deposit insurance system. Effective in 2006, the 2005 Deposit Act merged the BIF and SAIF into the new DIF; indexed the current $100,000 deposit insurance limit to inflation beginning in 2011 and every succeeding five years; and increased the deposit insurance limit for certain retirement accounts to $250,000 and indexed that limit to inflation as well. Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC consolidated the previous nine assessment rate categories into four new categories. Base assessment rates will range from two to four basis points for Risk Category I institutions and will be seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. For institutions within Risk Category I, assessment rates will depend upon a combination of CAMELS component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates will depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. Effective January 1, 2007, the FDIC has set the assessment rates at three basis points above the base rates. Assessment rates will, therefore, range from five to forty-three basis points of deposits. The deposit insurance assessment rates are in addition to the FICO payments. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.
The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. Hudson City Savings is entitled to a One-Time Assessment Credit which may be used to offset 100% of the 2007 deposit insurance assessment, excluding the FICO payments. Any remaining credit can be used to offset up to 90% of the 2008 deposit insurance assessment. We estimate that our credit will fully offset our 2007 deposit insurance assessment as well as a portion of our 2008 deposit insurance assessment.
Transactions with Affiliates of Hudson City Savings. Hudson City Savings is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”), Regulation W issued by the Federal Reserve Board (“FRB”), as well as additional limitations as adopted by the Director of the Office of Thrift Supervision. Office of Thrift Supervision regulations regarding transactions with affiliates conform to Regulation W. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates (which for Hudson City Savings would include Hudson City Bancorp) and principal stockholders, directors and executive officers.
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
Privacy Standards. Hudson City Savings is subject to Office of Thrift Supervision regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act (“Gramm-Leach”). These regulations require Hudson City Savings to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.
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
Loans to One Borrower. Under the HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and unimpaired surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Hudson City Savings is in compliance with applicable loans to one borrower limitations. At December 31, 2006, Hudson City Savings’ largest aggregate amount of loans to one borrower totaled $5.5 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Hudson City Savings.
Interagency Guidance on Nontraditional Mortgage Product Risks. On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

Currently, we originate both interest only and interest only limited documentation loans. We do not originate negative amortization or payment option ARM loans. During 2006, originations of interest only loans totaled $403.8 million, of which all were one-to-four family loans. At December 31, 2006, our mortgage loan portfolio included $722.2 million of interest only loans, all of which were one- to four-family loans.
We have evaluated the Guidance to determine our compliance and, as necessary, modified our risk management practices and underwriting guidelines. The guidance does not apply to all mortgage lenders with whom we compete for loans. Therefore, we cannot predict the impact the Guidance may have, if any, on our loan origination volumes in future periods.
OTS Guidance on Commercial Real Estate Lending. In late 2006, the OTS adopted guidance entitled “Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the OTS’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits. Rather, the CRE Guidance seeks to promote sound risk management practices that will enable savings associations to continue to pursue commercial real estate lending in a safe and sound manner. The CRE Guidance applies to savings associations with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose. We do not have a concentration in commercial real estate and, although we added a commercial real estate lending platform as a result of the Acquisition, we do not expect that commercial real estate loans will become a material component of our loan portfolio or result in a concentration. Accordingly, we believe that the CRE Guidance will not have a material impact on the conduct of our business and we will be able to effectively implement requirements and suggestions set forth in the CRE Guidance during 2007.
Qualified Thrift Lender (“QTL”) Test. The HOLA requires federal savings banks to meet a QTL test. Under the QTL test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2006, Hudson City Savings held 82.1% of its portfolio assets in qualified thrift investments and had more than 75% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2006. Therefore, Hudson City Savings qualified under the QTL test.
A savings bank that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, if the institution does not requalify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank.
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
Hudson City Savings may not pay dividends to Hudson City Bancorp if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or the Office of Thrift Supervision notified Hudson City Savings Bank that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as Hudson City Savings is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by Hudson City Savings also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
In addition, Hudson City Savings may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below the amounts required for the liquidation account which was established as a result of Hudson City Savings’ conversion to a stock holding company structure.
Liquidity. Hudson City Savings maintains sufficient liquidity to ensure its safe and sound operation, in accordance with Office of Thrift Supervision regulations.
Assessments. The Office of Thrift Supervision charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are based on three components: the size of the institution on which the basic assessment is based; the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. Hudson City Savings paid an assessment of $3.5 million in 2006.
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
Hudson City Savings, as a member of FHLB-NY, is currently required to acquire and hold shares of FHLB-NY Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Hudson City Savings, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Hudson City Savings. The activity-based stock purchase requirement for Hudson City Savings is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB-NY; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB-NY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Hudson City Savings is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB-NY’s balance sheet of derivative contracts between the FHLB-NY and its members, which for Hudson City Savings is also zero. The FHLB-NY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB-NY capital plan. At December 31, 2006, the amount of FHLB stock held by us satisfies the requirements of the FHLB-NY capital plan.
Federal Reserve System
FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $8.5 million and $45.8 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings’ interest-earning assets. FHLB system members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.
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

Act”), unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) which multiple savings and loan holding companies were authorized by regulation to directly engage in on December 5, 1987;

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

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:
•	in the case of certain emergency acquisitions approved by the FDIC;

•	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of December 5, 1987; or

•	if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.
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
TAXATION
Federal
General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Hudson City Savings or Hudson City Bancorp. For federal income tax purposes, Hudson City Bancorp reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. Hudson City Savings and Hudson City Bancorp constitute an affiliated group of corporations and are therefore eligible to report their income on a consolidated basis. Hudson City Savings is not currently under audit by the Internal Revenue Service and has not been audited by the IRS during the past five years.
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
Connecticut State Taxation. Connecticut imposes an income tax based on net income allocable to the State of Connecticut, at a rate of 7.5%.
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
Item 1A. Risk Factors.
Changes In Interest Rates Could Adversely Affect Our Results of Operations And Financial Condition. Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed-rate mortgage-related assets that will not reprice as long-term interest rates increase while a majority of our interest-bearing liabilities are expected to reprice as interest rates increase. At December 31, 2006, 80.8% of our loans with contractual maturities of greater than one year had fixed rates of interest, and 95.4% of our total loans had contractual maturities of five or more years. Overall, at December 31, 2006, 82.8% of our total interest-earning assets had contractual maturities of more than five years. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A significant portion of our deposits, including the $2.10 billion in our interest-bearing transaction accounts as of December 31, 2006, have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. In addition, 91.6% of our certificates of deposit will mature within one year and 45.2% of our borrowed funds may be called by the lenders within one year. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings.
The Federal Open Market Committee of the Federal Reserve Bank’s (“FOMC”) policy of monetary tightening through seventeen consecutive Federal Funds rate increases from June 2004 through June 2006, resulted in a significant flattening of the U.S. Treasury yield curve in 2005 and a flat-to-inverted yield curve during 2006. The pause in Federal Funds rate hikes since June 2006 has reversed the trend of rising U.S. Treasury yields and resulted in a further inversion of the market yield curve as of December 31, 2006. The market interest rate scenario has had a negative impact on our results of operations and our net interest margin as the yields on our interest-earning assets have remained substantially unchanged while the costs of our interest-bearing liabilities have increased. In addition, our interest-bearing liabilities will reset to the current market interest rates faster than our interest-earning assets as our interest-bearing liabilities generally have shorter periods to reset than our interest-earning assets and our originated and purchased interest-earning assets generally have commitment periods of up to 90 days.
We expect the operating environment to remain very challenging as a result of the prolonged inverted market yield curve that continues to negatively impact our net interest margin and earnings and limits opportunities for profitable growth. Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change. Accordingly, no assurance can be given that the yield curve will not remain inverted and that our net interest margin and net interest income will not feel greater pressure in 2007.
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
We monitor interest rate risk sensitivity through analysis of the change in net interest income and net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities. The model estimates changes in NPV and net interest income in response to a range of assumed changes in market interest rates. The OTS uses a similar model to monitor interest rate risk of all OTS-regulated institutions. The Board of Directors of Hudson City Savings has adopted an interest rate risk policy that defines the permissible range for the change in NPV under certain interest rate shock scenarios. We expect the OTS will continue to closely monitor the interest rate risk of Hudson City Savings.
Our Plans To Increase The Level Of Our Adjustable-Rate Assets May Be Difficult To Implement And May Decrease Our Profitability. One component of our plans for reducing our interest rate risk is to grow our variable-rate and short-term investments at an equivalent rate as our fixed-rate investments. While we believe that in the anticipated interest rate environment there will be demand for variable-rate assets, there is no assurance that this will be the case. If we are unable to originate or purchase variable-rate assets at favorable rates, we will either not be able to execute successfully this component of our interest rate risk reduction strategy or our profitability may decrease, or both.

Because We Compete Primarily On The Basis Of The Interest Rates We Offer Depositors And The Terms Of Loans We Offer Borrowers, Our Margins Could Decrease If We Were Required To Increase Deposit Rates Or Lower Interest Rates On Loans In Response To Competitive Pressures. We face intense competition both in making loans and attracting deposits. The New Jersey and metropolitan New York market areas have a high concentration of financial institutions, many of which are branches of large money center and regional banks. National competitors have significantly greater resources than we do and may offer services that we do not provide such as trust and investment services. Customers who seek “one stop shopping” may be drawn to these institutions.
We compete primarily on the basis of the rates we pay on deposits and the rates and other terms we charge on the mortgage loans we originate or purchase, as well as the quality of our customer service. Our competition for loans comes principally from mortgage banking firms, commercial banks, savings institutions, credit unions, finance companies, insurance companies and brokerage and investment banking firms operating locally and elsewhere. Some of the largest mortgage originators in the country have significant operations in New Jersey. In addition, we purchase a significant volume of mortgage loans in the wholesale markets, and our competition in these markets also includes many other types of institutional investors located throughout the country. Price competition for loans might result in us originating fewer loans or earning less on our loans.
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
We May Not Be Able To Successfully Implement Our Plans For Growth. Since our conversion to the mutual holding company form of organization in 1999, we have experienced rapid and significant growth. Our assets have grown from $8.52 billion at December 31, 1999 to $35.5 billion at December 31, 2006. We acquired a significant amount of capital from the second-step conversion, which we plan to use to continue implementing our growth strategy, primarily by building our core banking business through internal growth and increased de novo branching. In addition, we will consider expansion opportunities through the acquisition of branches and other financial institutions, such as the acquisition of Sound Federal in 2006. There can be no assurance, however, that we will continue to experience such rapid growth, or any growth, in the future. Significant changes in interest rates or the competition we face may make it difficult to attract the level of customer deposits needed to fund our internal growth at projected levels. In addition, we may have difficulty finding suitable sites for de novo branches. Our expansion plans may result in us opening branches in geographic markets in which we have no previous experience, and, therefore, our ability to grow effectively in those markets will be dependent on our ability to identify and retain management personnel familiar with the new markets. Furthermore, any future acquisitions of branches or of other financial institutions would present many challenges associated with integrating merged institutions and expanding operations. There can be no assurance that we will be able to adequately and profitably implement our possible future growth or that we will not have to incur additional expenditures beyond current projections to support such growth.
The Geographic Concentration Of Our Loan Portfolio And Lending Activities Makes Us Vulnerable To A Downturn In The Local Economy. Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As of December 31, 2006, approximately 65.5% of our loan portfolio was secured by properties located in New Jersey, New York and Connecticut. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, if poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our alternative investments may earn less income for us than real estate loans.
During the first half of 2006, the national and local real estate markets, although somewhat weaker than a year ago, continued to support new and existing home sales at reduced levels. There has been a slowdown in the housing market, particularly during the third and fourth quarters of 2006, both nationally and locally, as evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.
We operate in a highly regulated industry, which limits the manner and scope of our business activities. We are subject to extensive supervision, regulation and examination by the OTS and by the FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.
On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.
Currently, we originate both interest only and limited documentation loans. We do not originate negative amortization or payment option ARM loans. Limited documentation loans include stated income, full asset loans; stated income, stated asset loans; and streamline loans. We have evaluated the Guidance and we modified, as necessary, our risk management practices, underwriting guidelines or practices relating to communications with consumers.
Our Stock Benefit Plans Will Increase Our Costs, Which Will Reduce Our Profitability And Stockholders’ Equity. During 2005, our employee stock ownership plan purchased approximately 15.7 million shares of common stock at an aggregate cost of $189.3 million, adding to the previous 22.3 million shares purchased following our initial conversion in 1999. Under current accounting standards, we will record annual employee stock ownership plan expenses in an amount equal to the fair market value of shares committed to be released to employees for that year. These shares are released to participants over a forty-year period. If our common stock appreciates in value over time, compensation expense relating to the employee stock ownership plan will increase.
During 2006, we adopted a stock incentive plan pursuant to which our officers and directors were granted stock options. Under the terms of the stock incentive plan, up to 8% of the common shares outstanding could be awarded as either stock options or shares of common stock or a combination of both. For awards of common stock, as the shares are awarded and vest, we will recognize compensation cost equal to the fair market value of such shares at grant. In the event that a portion of the shares used to fund the plan are newly issued shares purchased from us, the issuance of additional shares will decrease our net income per share and stockholders’ equity per share and will dilute existing stockholders’ ownership and voting interests. For awards of stock options, as these options vest, we recognize compensation expense equal to the fair value of the options. Under the stock incentive plan, no stock awards were made in 2006. Awards of 7,960,000 options were granted. Compensation expense related to the vesting of these options amounted to $5.5 million in 2006. At December 31, 2006, unearned compensation costs related to all non-vested awards of options and restricted stock not yet recognized totaled $26.3 million.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
During 2006, we conducted our business through our two owned executive office buildings located in Paramus, NJ, our leased operations center located in Glen Rock, NJ, and 111 branch offices. At December 31, 2006, we owned 35 of our locations and leased the remaining 76. Our lease arrangements are typically long-term arrangements with third parties that generally contain several options to renew at the expiration date of the lease.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ended December 31, 2006 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

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

	Sales Price		Dividend Information
	High	Low	Amount Per Share	Date of Payment
2005
First quarter	$11.82	$10.75	$0.062	March 1, 2005
Second quarter	11.69	10.09	0.066	June 1, 2005
Third quarter	12.61	11.36	0.070	September 1, 2005
Fourth quarter	12.25	11.15	0.070	December 1, 2005
2006
First quarter	13.50	11.90	0.075	March 1, 2006
Second quarter	14.07	12.93	0.075	June 1, 2006
Third quarter	13.53	12.64	0.075	September 1, 2006
Fourth quarter	14.09	12.99	0.075	December 1, 2006
On January 24, 2007, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.08 per common share outstanding that is payable on March 1, 2007 to stockholders of record as of the close of business on February 2, 2007. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.
As the principal asset of Hudson City Bancorp, Hudson City Savings provides the principal source of funds for the payment of dividends by Hudson City Bancorp. Hudson City Savings is subject to certain restrictions that may limit its ability to pay dividends. See “Item 1 – Business - Regulation of Hudson City Savings Bank and Hudson City Bancorp – Federally Chartered Savings Bank Regulation – Limitation on Capital Distributions.”
As of February 2, 2007, there were approximately 33,000 holders of record of Hudson City Bancorp common stock.

The following table reports information regarding repurchases of our common stock during the fourth quarter of 2006 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(2)	per Share	or Programs	Programs (1)
October 1-October 31, 2006	1,200,000	$13.62	1,200,000	51,429,000

November 1-November 30, 2006	4,015,000	13.57	4,015,000	47,414,000

December 1-December 31, 2006	3,100,000	13.62	3,100,000	44,314,000

Total	8,315,000	13.60	8,315,000

(1)	On June 20, 2006, Hudson City Bancorp announced the adoption of its seventh Stock Repurchase Program, which authorized the repurchase of up to 56,975,000 shares of common stock. This program has no expiration date and has 44,314,000 shares yet to be purchased as of December 31, 2006.

(2)	Amounts do not reflect purchases of common stock by the trustee of the recognition and retention plan.
Performance Graph
Pursuant to the regulations of the SEC, the graph below compares the perfomance of Hudson City Bancorp with that of the Standard and Poor’s 500 Stock Index, and for all thrift stocks as reported by SNL Securities L.C. from December 31, 2001 through December 31, 2006. The graph assumes the reinvestment of dividends in all additional shares of the same class of equity securities as those listed below. The index level for all series was set to 100.00 on December 31, 2001.
Hudson City Bancorp, Inc.
Total Return Performance

*	Source: SNL Financial LC and Bloomberg Financial Database
There can be no assurance that stock performance will continue in the future with the same or similar trends as those depicted in the graph above.

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

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Financial Condition Data:
Total assets	$35,506,581	$28,075,353	$20,145,981	$17,033,360	$14,144,604
Total loans	19,083,617	15,062,449	11,363,039	8,803,066	6,970,900
Federal Home Loan Bank of New York stock	445,006	226,962	140,000	164,850	137,500
Investment securities held to maturity	1,533,969	1,534,216	1,334,249	1,366	1,406
Investment securities available for sale	4,379,615	3,962,511	1,594,639	2,243,812	560,932
Mortgage-backed securities held to maturity	6,925,210	4,389,864	3,755,921	4,292,444	4,734,266
Mortgage-backed securities available for sale	2,404,421	2,520,633	1,620,708	1,130,257	1,391,895
Total cash and cash equivalents	182,246	102,259	168,183	254,584	240,796
Foreclosed real estate, net	3,161	1,040	878	1,002	1,276
Total deposits	13,415,587	11,383,300	11,477,300	10,453,780	9,138,629
Total borrowed funds	16,973,000	11,350,000	7,150,000	5,150,000	3,600,000
Total stockholders’ equity	4,930,256	5,201,476	1,402,884	1,329,366	1,316,083

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Operating Data:
Total interest and dividend income	$1,614,843	$1,178,908	$915,058	$777,328	$784,217
Total interest expense	1,001,610	616,774	430,066	376,354	395,774

Net interest income	613,233	562,134	484,992	400,974	388,443

Provision for loan losses	—	65	790	900	1,500

Net interest income after provision for loan losses	613,233	562,069	484,202	400,074	386,943

Non-interest income:
Service charges and other income	6,287	5,267	5,128	5,338	5,947
Gains on securities transactions, net	4	2,740	11,429	24,326	2,066

Total non-interest income	6,291	8,007	16,557	29,664	8,013

Total non-interest expense	158,955	127,703	118,348	102,527	93,541

Income before income tax expense	460,569	442,373	382,411	327,211	301,415

Income tax expense	171,990	166,318	143,145	119,801	109,382

Net income	$288,579	$276,055	$239,266	$207,410	$192,033

	At or for the Year Ended December 31,
	2006		2005		2004		2003		2002
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.91%		1.14%		1.29%		1.34%		1.50%
Return on average stockholders’ equity	5.70		7.52		17.66		15.38		14.84
Net interest rate spread (1)	1.31		1.84		2.43		2.37		2.66
Net interest margin (2)	1.96		2.35		2.66		2.65		3.10
Non-interest expense to average assets	0.50		0.53		0.64		0.66		0.73
Efficiency ratio (3)	25.66		22.40		23.60		23.81		23.59
Average interest-earning assets to average interest-bearing liabilities	1.20	x	1.20	x	1.09	x	1.11	x	1.14	x

Share and Per Share Data:
Basic earnings per share	$0.54		$0.49		$0.41		$0.35		$0.32
Diluted earnings per share	0.53		0.48		0.40		0.34		0.32
Cash dividends paid per common share	0.30		0.27		0.22		0.16		0.11
Dividend pay-out ratio (4)	55.56%		54.69%		53.17%		46.29%		33.75%
Book value per share (5)	$9.47		$9.44		$7.85		$7.33		$7.22
Tangible book value per share (5)	9.15		9.44		7.85		7.33		7.22
Weighted average number of common shares outstanding:
Basic	536,214,778		567,789,397		576,621,209		585,316,009		592,880,271
Diluted	546,790,604		581,063,426		593,000,573		601,681,732		609,157,242

Capital Ratios:
Average stockholders’ equity to average assets	16.00%		15.10%		7.29%		8.73%		10.12%
Stockholders’ equity to assets	13.89		18.53		6.96		7.80		9.30

Regulatory Capital Ratios of Bank:
Leverage capital (6)	11.30%		14.68%		6.36%		7.52%		8.85%
Total risk-based capital (7)	30.99		41.31		17.49		20.89		26.81

Asset Quality Ratios:
Non-performing loans to total loans	0.16%		0.13%		0.19%		0.23%		0.29%
Non-performing assets to total assets	0.09		0.07		0.11		0.12		0.15
Allowance for loan losses to non-performing loans	102.09		141.84		126.44		131.09		126.27
Allowance for loan losses to total loans	0.16		0.18		0.24		0.30		0.37

Branch and Deposit Data:
Number of deposit accounts	580,987		484,956		476,627		491,293		503,998
Branches	111		90		85		81		81

Average deposits per branch (thousands)	$120,861		$126,481		$135,027		$129,059		$112,823

(1)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(2)	Determined by dividing net interest income by average total interest-earning assets.

(3)	Determined by dividing total non-interest expense by the sum of net interest income and total non-interest income.

(4)	The dividend pay-out ratio for 2004 and 2005 uses amount per share information that does not reflect the dividend waiver by Hudson City, MHC.

(5)	Computed based on total common shares issued, less treasury shares, unallocated ESOP shares and unvested stock award shares. Tangible book value excludes goodwill and other intangible assets.

(6)	Ratios determined pursuant to FDIC regulations for 2003 and prior years. Beginning January 1, 2004, Hudson City Savings became subject to the capital requirements under OTS regulations.

(7)	The calculation is the same under both OTS and FDIC regulations.

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
The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) increased the overnight lending rate 17 times from June 2004 through June 2006 to 5.25%, but did not change the rate during the second-half of 2006. Short-term interest rates increased due to these changes in the overnight lending rate, but did decrease slightly during the second-half of 2006 in anticipation of a decrease in the overnight rate. Intermediate-term market interest rates, those with maturities of two to five years, and long-term market interest rates, in particular the 10-year bond, also increased during 2006, but at a slower pace than the short-term interest rates. The result of these market interest rate changes was the inversion of the market yield curve during the second half of 2006. This market rate environment has caused net interest margin to decrease, but we have been able to maintain a slight positive spread on our incremental growth as our primary investment has been in mortgage-related products. We have also experienced higher deposit costs due to increases in short-term market interest rates during 2006 and the intense competitive pressure for deposits in the New York metropolitan area.
During 2006, we grew total assets by $7.43 billion, primarily reflecting balance sheet growth funded primarily by borrowed funds and deposits, and a $1.21 billion increase due to the Acquisition. This growth reflects a $4.03 billion increase in loans and a $2.42 billion increase in total mortgage-backed securities. The growth in our loan portfolio was due primarily to residential mortgage loan purchases and originations of $2.71 billion and $2.12 billion, respectively, during 2006. The growth in total mortgage-backed securities reflected purchases of variable-rate or hybrid instruments. The $5.62 billion growth in total borrowed funds was the result of securing $9.14 billion of new borrowings at a weighted-average rate of 4.30%. These new borrowings have final maturities of ten years and initial non-call periods of one to three years. In addition, deposits increased $2.03 billion, reflecting in part the $1.06 billion transferred as a result of the Acquisition.
Our net income increased 4.5% for 2006 to $288.6 million primarily due to the growth of our interest-earning assets due to our second-step conversion and stock offering as well as growth funded by deposits and borrowed funds. Basic and diluted earnings per share for 2006 were $0.54 and $0.53, respectively, compared with $0.49 and $0.48, respectively, for 2005. Our return on average stockholders’ equity was 5.70% for 2006, as compared to 7.52% in 2005. The decrease reflects an increase in stockholders’ equity due to the capital received from our second-step conversion and stock offering completed in June 2005. Our return on average assets decreased to 0.91% for 2006, when compared to 1.14 % for 2005, reflecting our internally generated balance sheet growth in this flat to inverted yield curve environment.
Net interest income increased 9.1% to $613.2 million due primarily to the overall growth in our balance sheet. Our total average interest-earning assets increased 30.3% for the year ended December 31, 2006, while the yields over those same periods increased 25 basis points. Our total average interest-bearing liabilities increased 29.4%, for the year ended December 31, 2006 and the average cost increased 78 basis points.
Our net interest margin decreased 39 basis points to 1.96% and our net interest rate spread decreased 53 basis points to 1.31% when comparing 2006 with 2005. Our interest income, in general, reflects movements in long-term rates while our interest expense, in general, reflects movements in short-term rates, which have increased over the past two years at a faster pace than long-term rates. These decreases in the net interest margin and net interest rate spread were also due, in part, to a shift in our interest-earning asset mix to shorter-term investment securities and variable-rate mortgage loans and mortgage-backed securities to help manage our interest rate risk. In addition, our interest-bearing liabilities reset to the current market interest rates faster than our interest-earning assets as changes to interest rates on our interest-bearing liabilities generally time movements in market interest rates while changes to interest rates on our interest-earning assets generally lag market interest rates due to normal commitment periods of up to 90 days.
Comparison of Financial Condition at December 31, 2006 and December 31, 2005
During 2006, our total assets increased $7.43 billion, or 26.5%, to $35.51 billion at December 31, 2006 from $28.08 billion at December 31, 2005. Loans increased $4.03 billion, or 26.8%, to $19.07 billion at December 31, 2006 from $15.04 billion at December 31, 2005, reflecting internal growth initiatives funded primarily by borrowed funds and the addition of $786.1 million of loans from the Acquisition. The increase in loans reflected our continued purchases of loans as well as our focus on the origination of one- to four-family first mortgage loans in New Jersey, New York and Connecticut. During 2006, we purchased first mortgage loans of $2.71 billion and originated first mortgage loans of $2.12 billion as compared to purchases of $3.68 billion and originations of $2.07 billion for 2005. The larger volume of purchased mortgage loans in 2006, when compared to the volume of loan originations, allowed us to continue to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Our first mortgage loan originations and purchases were substantially in one-to four-family mortgage loans. Approximately 1.0% of the mortgage loan purchases and 45.0% of the mortgage loan originations were variable-rate loans. We purchased a lower percentage of variable-rate mortgage loans, when compared to originated mortgage loans, as a large percentage of variable-rate loans available for purchase are outside our defined geographic parameters and contain types of variable-rate instruments, such as option ARM’s, that do not meet our underwriting standards. At December 31, 2006, fixed-rate mortgage loans accounted for 81.0% of our first mortgage loan portfolio compared with 82.7% at December 31, 2005. At December 31, 2006, we were committed to purchase and originate $951.0 million and $176.7 million, respectively, of first mortgage loans, which are expected to settle during the first quarter of 2007.
Total mortgage-backed securities increased $2.42 billion to $9.33 billion at December 31, 2006 from $6.91 billion at December 31, 2005 reflecting internal growth initiatives funded primarily by borrowed funds. This increase in total mortgage-backed securities resulted from $3.93 billion in purchases of securities, all of which are issued by a U.S. government agency or U.S. government-sponsored enterprise. Of these purchases, approximately 98.7% were variable-rate (adjustable annually) or hybrid (adjustable annually after fixed periods of three to seven years) instruments. At December 31, 2006, variable-rate mortgage-backed securities accounted for 69.6% of our portfolio compared with 53.6% at December 31, 2005. At December 31, 2006, we were committed to purchase $846.9 million of U.S. government agency or U.S. government-sponsored enterprise variable-rate mortgage-backed securities, which are expected to settle during the first quarter of 2007. We intend to continue to purchase variable-rate securities, such as those mortgage-backed securities described above or U.S. government-sponsored enterprise step-up notes, as well as originate and purchase variable-rate mortgage loans in order to grow our fixed-rate and variable-rate portfolios by equal amounts, as part of our strategy to assist in the management of our interest rate risk.
Accrued interest receivable increased $53.5 million, primarily due to increased balances in loans and investments. The $20.1 million increase in other assets included an increase of $11.0 million of bank-owned life insurance transferred in connection with the Acquisition. The Acquisition also resulted in the addition of $150.8 million of goodwill and other intangible assets of $13.4 million.
Total liabilities increased $7.71 billion, or 33.7%, to $30.58 billion at December 31, 2006 compared with $22.87 billion at December 31, 2005. Borrowed funds increased $5.62 billion, or 49.5%, to $16.97 billion at December 31, 2006 from $11.35 billion at December 31, 2005. The additional borrowed funds were primarily used to fund our asset growth. We believed the cost of the incremental borrowed funds was lower than the cost of new deposits and therefore used borrowings to fund a substantial portion of our asset growth. Borrowed funds were comprised of $8.92 billion of securities repurchase agreements and $8.05 billion of FHLB advances. New borrowings amounted to $9.14 billion and have initial non-call periods ranging from one to three years, final maturities of ten years, and a weighted-average rate of 4.30%.
Total deposits increased $2.03 billion during 2006, due primarily to a $2.92 billion increase in total time deposits, $1.06 billion of deposits from the Acquisition, and a $576.5 million increase in our money market accounts. These increases were partially offset by a $1.52 billion decrease in our interest-bearing transaction accounts, due to customers shifting deposits to short-term time deposits. We experienced increased competitive pressure and pricing of short-term deposits during 2006 in the New York metropolitan area. The increase in time deposits reflected our competitive pricing of these deposits and a shift of our customer preference to short-term time deposits.
Other liabilities increased to $187.7 million at December 31, 2006 compared with $140.6 million at December 31, 2005. The increase is primarily the result of a $34.5 million increase in the accrued interest payable on borrowed funds and deposits.
Total stockholders’ equity decreased $271.2 million to $4.93 billion at December 31, 2006 from $5.20 billion at December 31, 2005. The decrease was primarily due to repurchases of 33,747,243 shares of outstanding common stock at an aggregate cost of $448.2 million and cash dividends declared and paid to common stockholders of $161.4 million. These decreases to stockholders’ equity were partially offset by net income of $288.6 million for 2006.
As of December 31, 2006, 44,314,000 shares were authorized and yet to be repurchased under our existing stock repurchase programs. At December 31, 2006, our stockholders’ equity to asset ratio was 13.89% compared with 18.53% at December 31, 2005. The decrease reflected our strategy to grow assets, purchase outstanding common stock and pay dividends. For 2006, the ratio of average stockholders’ equity to average assets was 16.00% compared with 15.10% for the year 2005. The increase reflected the receipt of the net offering proceeds from our second-step conversion and stock offering during 2005. At

December 31, 2006, our book value per share, using the period-end share count of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested management plan shares, was $9.47 compared with $9.44 at December 31, 2005. Our tangible book value per share, calculated by eliminating goodwill and the core deposit intangible from stockholders’ equity, was $9.15 at December 31, 2006.
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

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for 2006, 2005, and 2004. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase premiums and discounts that are amortized or accreted to interest income. Interest income on loans for 2006, 2005, and 2004 has been reduced by the amortization of net deferred loan origination costs of $(374,000), $(2.2) million and $707,000, respectively. Interest income on loans for 2006, 2005, and 2004 has been reduced by amortization of purchase premiums (net of discounts) of $525,000, $8.2 million, and $5.4 million for those same respective years. Interest income on mortgage-backed securities has been reduced by amortization of purchase premiums (net of discounts) of $10.7 million, $14.6 million, and $14.1 million for those same respective years.

	For the Year Ended December 31,
	2006				2005				2004
			Average				Average				Average
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$16,685,920	$932,550	5.59%		$12,656,118	$689,435	5.45%		$9,783,953	$539,966	5.52%
Consumer and other loans	316,844	19,698	6.22		185,320	10,786	5.82		144,621	8,650	5.98
Federal funds sold	165,380	8,242	4.98		236,288	5,013	2.12		124,755	1,580	1.27
Mortgage-backed securities, at amortized cost	8,022,309	381,995	4.76		6,218,312	273,063	4.39		5,379,439	242,335	4.50
Federal Home Loan Bank stock	345,870	16,507	4.77		169,781	9,394	5.53		150,104	3,213	2.14
Investment securities, at amortized cost	5,697,565	255,851	4.49		4,503,416	191,217	4.25		2,671,263	119,314	4.47

Total interest-earning assets	31,233,888	1,614,843	5.17		23,969,235	1,178,908	4.92		18,254,135	915,058	5.01
Noninterest-earning assets	414,084				324,004				334,712

Total assets	$31,647,972				$24,293,239				$18,588,847

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings accounts	$796,410	7,851	0.99		$980,707	9,709	0.99		$942,486	9,359	0.99
Interest-bearing transaction accounts	2,734,787	90,936	3.33		4,124,359	118,530	2.87		3,575,468	79,750	2.23
Money market accounts	688,311	20,670	3.00		469,254	5,172	1.10		593,426	5,681	0.96
Time deposits	7,417,812	316,639	4.27		5,546,364	160,325	2.89		5,482,554	120,023	2.19

Total interest-bearing deposits	11,637,320	436,096	3.75		11,120,684	293,736	2.64		10,593,934	214,813	2.03
Repurchase agreements	8,313,321	316,444	3.81		6,447,560	226,909	3.52		4,182,197	142,648	3.41
Federal Home Loan Bank of New York	5,977,115	249,070	4.17		2,469,529	96,129	3.89		1,916,085	72,605	3.79

Total borrowed funds	14,290,436	565,514	3.96		8,917,089	323,038	3.62		6,098,282	215,253	3.53

Total interest-bearing liabilities	25,927,756	1,001,610	3.86		20,037,773	616,774	3.08		16,692,216	430,066	2.58

Noninterest-bearing liabilities:
Noninterest-bearing deposits	462,022				437,790				415,905
Other noninterest-bearing liabilities	195,845				148,523				125,929

Total noninterest-bearing liabilities	657,867				586,313				541,834

Total liabilities	26,585,623				20,624,086				17,234,050
Stockholders’ equity	5,062,349				3,669,153				1,354,797

Total liabilities and stockholders’ equity	$31,647,972				$24,293,239				$18,588,847

Net interest income		$613,233				$562,134				$484,992

Net interest rate spread (2)			1.31%				1.84%				2.43%
Net interest-earning assets	$5,306,132				$3,931,462				$1,561,919

Net interest margin (3)			1.96%				2.35%				2.66%
Ratio of interest-earning assets to interest-bearing liabilities			1.20	x			1.20	x			1.09	x

(1)	Amount is net of deferred loan costs and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(3)	Determined by dividing net interest income by average total interest-earning assets.

(4)	At December 31, 2006, the weighted-average rate on our outstanding interest-earning assets, other than our FHLB stock, was as follows: first mortgage loans, 5.78%, consumer and other loans, 6.55%, federal funds sold, 5.25%, mortgage-backed securities, 5.21%, investment securities, 4.72%. At December 31, 2006, the weighted-average rate on our outstanding interest-bearing liabilities was as follows: savings accounts, 0.94%, interest-bearing transaction accounts, 3.29%, money market accounts, 3.59%, time deposits, 4.89%, borrowed funds, 4.08%.

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

	For the Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
First mortgage loans, net	$224,965	$18,150	$243,115	$156,410	$(6,941)	$149,469
Consumer and other loans	8,125	787	8,912	2,373	(237)	2,136
Federal funds sold	(1,872)	5,101	3,229	1,963	1,470	3,433
Mortgage-backed securities	84,409	24,523	108,932	36,795	(6,067)	30,728
Federal Home Loan Bank stock	8,559	(1,446)	7,113	472	5,709	6,181
Investment securities	53,286	11,348	64,634	78,056	(6,153)	71,903

Total	377,472	58,463	435,935	276,069	(12,219)	263,850

Interest-bearing liabilities:
Savings accounts	(1,858)	—	(1,858)	350	—	350
Interest-bearing transaction accounts	(44,411)	16,817	(27,594)	13,514	25,266	38,780
Money market accounts	3,298	12,200	15,498	(1,279)	770	(509)
Time deposits	64,721	91,593	156,314	1,416	38,886	40,302
Repurchase agreements	69,693	19,842	89,535	79,525	4,736	84,261
FHLB Advances	145,564	7,377	152,941	21,555	1,969	23,524

Total	237,007	147,829	384,836	115,081	71,627	186,708

Net change in net interest income	$140,465	$(89,366)	$51,099	$160,988	$(83,846)	$77,142

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005
General. Net income was $288.6 million for 2006, reflecting an increase of $12.5 million, or 4.5%, compared with net income of $276.1 million for 2005. Basic and diluted earnings per common share were $0.54 and $0.53, respectively, for 2006 compared with basic and diluted earnings per share of $0.49 and $0.48, respectively, for 2005. Our return on average stockholders’ equity was 5.70% in 2006, compared with 7.52% for 2005. Our return on average assets for 2006 was 0.91% compared with 1.14% for 2005. The decreases in these ratios were primarily due to the receipt of the net proceeds from our second-step conversion and stock offering completed in June 2005, which significantly increased average stockholders’ equity and average assets. The decrease in the return on average assets also reflected our balance sheet growth during a period of narrowing net interest rate spreads and a flat to inverted market yield curve.
Interest and Dividend Income. Total interest and dividend income increased $435.9 million, or 36.9%, to $1.61 billion for 2006 compared with $1.18 billion for 2005. The increase in total interest and dividend income was primarily due to a $7.26 billion, or 30.3%, increase in the average balance of total interest-earning assets to $31.23 billion for 2006 compared with $23.97 billion for 2005. The growth in the average balance of total interest-earning assets was consistent with the growth initiatives employed by us during recent periods and also reflected the receipt of the net offering proceeds from our second-step conversion. The increase in interest and dividend income was also partially due to a 25 basis point increase in the weighted-average yield on total interest-earning assets to 5.17% for the year 2006 from 4.92% for the year 2005. This increase in the weighted-average yield reflected a modest increase in intermediate and long-term interest rates experienced during 2006.
Interest and fees on mortgage loans increased $243.1 million primarily due to a $4.03 billion increase in the average balance, reflecting increases in our core investment of first mortgage loans. The increase in mortgage loan income was also due to a 14 basis point increase in the weighted-average yield, which reflected the large volume of originations and purchases of mortgage loans during this period of rising intermediate and long-term interest rates.
The $108.9 million increase in interest income on total mortgage-backed securities was due to an $1.80 billion increase in the average balance of total mortgage-backed securities, due primarily to the purchase of variable-rate securities during 2006 to complement our purchases of fixed-rate mortgage loans. The increase in was also due to a 37 basis point increase in the weighted-average yield to 4.76%, reflecting these purchases during this period of rising interest rates.
The $64.6 million increase in interest and dividends on total investment securities was primarily due to an increase in the average balance of total investment securities of $1.19 billion, which reflected the investment into short-term securities of part of the net proceeds from the second-step conversion and stock offering. The increase in interest and dividends on total investment securities was also due to a 24 basis point increase in the weighted-average yield reflecting purchases of securities during this period of rising short-term interest rates.
Interest Expense. Total interest expense increased $384.8 million, or 62.4%, to $1.00 billion for the year ended December 31, 2006 from $616.8 million for 2005. This increase was primarily due to a $5.89 billion, or 29.4%, increase in the average balance of total interest-bearing liabilities to $25.93 billion for 2006 compared with $20.04 billion for 2005. The increase in interest-bearing liabilities was used to fund our asset growth. The increase in total interest expense was also due to a 78 basis point increase in the weighted-average cost of total interest-bearing liabilities to 3.86% for the year 2006 compared with 3.08%

for the year 2005. The increase in the average cost reflected the growth and re-pricing of our interest-bearing liabilities during the rising short-term interest rate environment experienced 2006.
Interest expense on borrowed funds increased $242.5 million primarily due to a $5.37 billion increase in the average balance of borrowed funds and a 34 basis point increase in the weighted-average cost of borrowed funds. The increase in the average balance of borrowed funds was used to fund asset growth. The increase in the average cost of borrowed funds reflected the new borrowings with a higher rate than the existing borrowings.
The $142.4 million increase in interest expense on interest-bearing deposits for the year 2006 was primarily due to an 111 basis point increase in the weighted-average cost of interest-bearing deposits, reflecting the rising short-term interest rate environment, the competitive pricing of our deposit products and a shift by our customers, during 2006 to higher costing short-term time deposits from our High Value Checking product.
The $156.3 million increase in interest expense on our time deposit accounts reflected a 138 basis point increase in the weighted-average cost, due to the rising short-term market interest rate environment, and a $1.87 billion increase in the average balance of time deposit accounts. The $15.5 million increase in interest expense on our money market accounts primarily reflected an increase in the weighted-average cost of 190 basis points, reflecting increases in short-term interest rates and the competitive pricing of this product. The $27.6 million decrease in interest expense on our interest-bearing transaction accounts was primarily due to a $1.39 billion decrease in the average balance, reflecting shifts to time deposit products. Time deposits accounted for 63.7% of the average balance of interest-bearing deposits compared to 49.9% during 2005. We intend to continue to fund future asset growth using borrowed funds and customer deposits as our primary sources of funds. We intend to grow customer deposits by continuing to pay competitive, but prudent rates and by opening new branch offices.
Net Interest Income. Net interest income increased $51.1 million, or 9.1%, to $613.2 million for the year 2006 compared with $562.1 million for the year 2005. This increase primarily reflected the investment of the net offering proceeds from our second-step conversion over the course of a full year and our balance sheet growth initiatives. The increase due to our growth was partially offset by an increase in the costs of our interest-bearing deposits and borrowed funds. Our net interest rate spread decreased 53 basis points to 1.31% for 2006 from 1.84% for 2005 and our net interest margin decreased 39 basis points to 1.96% for 2006 from 2.35% for 2005.
Market interest rates resulted in an inverted U.S. Treasury yield curve during 2006. This market interest rate scenario has had a negative impact on our results of operations and our net interest margin as the yields on our interest-earning assets have increased far less than the costs of our interest-bearing liabilities. In addition, our interest-bearing liabilities will reprice to current market interest rates faster than the yields earned on our interest-earning assets. The increase in the cost of our interest-bearing liabilities reflected the rising short-term interest rate environment, affecting both our deposits and borrowed funds, and the shift within our deposits to higher costing short-term time deposits. Our net interest margin is likely to decrease further if the yield curve remains inverted in 2007.
Provision for Loan Losses. The allowance for loan losses amounted to $30.6 million and $27.4 million at December 31, 2006 and 2005, respectively. The increase in the allowance for loan losses was due to the inclusion of Sound Federal’s allowance for loan losses as a result of the Acquisition. The allowance for loan losses as a percent of total loans was 0.16% at December 31, 2006 compared with 0.18% at December 31, 2005. We did not record a provision for loan losses during 2006. We did record a provision of $65,000 during 2005. Net charge-offs for the year 2006 were

$76,000 compared with net recoveries of $9,000 for 2005. Non-performing loans, defined as non-accruing and accruing loans delinquent 90 days or more increased to $30.0 million at December 31, 2006 from $19.3 million at December 31, 2005. The increase reflected an increase in the number of non-performing loans to 118 loans at December 31, 2006 from 93 loans at December 31, 2005. At December 31, 2006, our largest loan delinquent 90 days or more was a construction loan with a balance of $3.0 million that has become current subsequent to December 31, 2006. The ratio of non-performing loans to total loans was 0.16% at December 31, 2006 compared with 0.13% at December 31, 2005. The ratio of allowance for loan losses to total non-performing loans was 102.09% at December 31, 2006 compared with 141.84% at December 31, 2005.
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
Non-Interest Income. Total non-interest income decreased $1.7 million to $6.3 million for 2006 from $8.0 million for 2005. The decrease in non-interest income primarily reflected the $2.7 million decrease in gains on securities transactions as there were minimal realized gains/losses from sales of securities that occurred during 2006.
Non-Interest Expense. Total non-interest expense increased $31.3 million, or 24.5%, to $159.0 million for 2006 from $127.7 million for 2005. This increase is primarily due to increases of $20.2 million in compensation and employee benefits expense, $4.8 million in net occupancy expense, and $5.9 million in other non-interest expense. The increase in compensation and employee benefits expense primarily reflected a $12.7 million increase in the expense related to our employee stock ownership plan, as a result of increases in our stock price. The increase also reflected the expense related to stock options that amounted to $5.5 million during 2006. The increase in net occupancy expense is the result of our branch expansion and the addition of 14 branches from Sound Federal in July 2006. The increases in the other categories of non-interest expense are due to an increase in professional services of $2.3 million, operating expenses for new branches and increased costs related to our growth. Our efficiency ratio was 25.66% for 2006 compared with 22.40% for 2005. Our ratio of non-interest expense to average total assets for 2006 was 0.50% compared with 0.53% for 2005.
Income Taxes. Income tax expense for the year ended December 31, 2006 was $172.0 million compared with $166.3 million for 2005. Our effective tax rate for the year ended December 31, 2006 was 37.34% compared with 37.60% for the year 2005. The 3.4% increase in income tax expense reflected the 4.1% increase in income before income tax expense.
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
Our investment policy provides that we shall maintain a primary liquidity ratio, which consists of cash, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At December 31, 2006, our primary liquidity ratio was 39.0%.
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
Principal repayments on loans were $1.75 billion during the year 2006 compared with $2.15 billion for the year 2005. The decrease in payments on loans reflected the slowing prepayment rate on mortgage loans due to the rising interest rate environment during 2006. Principal payments received on mortgage-backed securities totaled $1.51 billion during 2006 compared with $1.46 billion during 2005. The increase in payments on mortgage-backed securities reflected the growth of our primarily variable-rate portfolio and the fact that the prepayment rates on variable-rate instruments remained high as customers refinanced to fixed-rate instruments. Maturities and calls of investment securities during 2006 were $850.3 million compared with maturities and calls totaling $1.70 billion for 2005. The decrease in maturities and calls reflected the rising interest rate environment resulting in a decrease in call activity.
Total deposits increased $2.03 billion during the year 2006 compared with a decrease of $94.0 million during the year 2005. Deposit flows, in general, are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. The increase in deposits during 2006 was primarily due to the Acquisition and increases in short-term time deposits and money market accounts, reflecting the competitive pricing of these deposit types. The decrease in deposits during 2005 reflected the use of deposit balances by customers to purchase common stock during our second-step conversion and stock offering. Time deposit accounts scheduled to mature within one year were $8.33 billion at December 31, 2006. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products at the prevailing interest rate. We are committed to maintaining a strong liquidity position; therefore we monitor our liquidity position on a daily basis.
For the year 2006, we borrowed an additional $9.14 billion compared with new borrowings of $5.13 billion for the year 2005. We made $3.53 billion in principal payments on borrowed funds during 2006 compared with $925.0 million for 2005. The funds borrowed during 2006 all have initial non-call periods ranging from one to three years and final maturities of ten years, and were primarily used to fund our asset growth. At December 31, 2006 we had $16.97 billion in borrowed funds, with a weighted-average rate of 4.08%, which have the potential to be called within one year. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or by paying-off the borrowed funds as they are called with internally generated cash.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. We originated total loans of $2.31 billion during the year 2006 compared with $2.19 billion during the year 2005. Of the first mortgage loan originations during 2006, 45.0% were variable-rate loans. During the year 2006 we purchased total loans of $2.71 billion compared with $3.68 billion during the year 2005. These continued strong levels of mortgage loan originations and purchases, which were funded primarily by borrowed funds, reflected the internal growth initiatives we have employed during recent periods. The slight decrease in combined originations and purchases reflected the decrease in loan prepayments due to the rising interest rate environment. The continued larger volume of purchased mortgage loans during 2006, when compared to originated loans, allowed us to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model. We will continue to purchase mortgage loans to grow and diversify our portfolio, as opportunities and funding are available.
Purchases of mortgage-backed securities during the year 2006 were $3.93 billion compared with $3.28 billion during the year 2005. Of the mortgage-backed securities purchased during 2006, 98.7% were variable-rate securities. During 2006, we purchased $1.25 billion of investment securities compared with $4.31 billion during 2005. The decrease in purchases of investment securities reflected the lower amount of cash flows available for investment during 2006 due to the rising interest environment and the reinvestment of cash flows into loan originations and purchases.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the year 2006, we purchased an additional $236.0 million in FHLB common stock compared with purchases of $104.2 million during 2005. The purchases of additional FHLB common stock were necessitated by increases in the amount of our outstanding borrowings with the FHLB. The additional purchases made during 2006 brought our total investment in FHLB stock to $445.0 million, the amount we are currently required to hold.
Cash dividends declared and paid during 2006 were $161.4 million compared with $102.1 million during 2005. In 2005, Hudson City, MHC applied for and was granted approval from the OTS to waive receipt of dividends declared by Hudson City Bancorp. These waivers of dividend payments were effective for the first six months of 2005. Beginning in the third quarter of 2005, due to the consolidation of Hudson City, MHC into Hudson City Bancorp as part of the second-step conversion, dividends were paid on all outstanding shares of Hudson City Bancorp common stock. The dividend pay-out ratio using amount per share information, which does not reflect the dividend waiver by Hudson City, MHC in periods prior to the third quarter of 2005, was 55.56% for the year 2006 compared with 54.69% for the year 2005. On January 23, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per common share.

The dividend is payable on March 1, 2007 to stockholders of record at the close of business on February 2, 2007. We anticipate we will have sufficient resources to meet this obligation.
Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the year 2006, we purchased 33,747,243 shares of our common stock at an aggregate cost of $448.2 million. During most of the year 2005, our stock repurchase program was suspended pending the completion of our second-step conversion and stock offering. We did, however, purchase 256,768 shares, at an aggregate cost of $2.7 million, which were vesting in our recognition and retention plan and were surrendered by plan participants for the payment of income taxes. In June 2006, the Board of Directors approved our seventh stock repurchase program to repurchase up to 56,975,000 shares of common stock. At December 31, 2006, there were 44,314,000 shares authorized and yet to be purchased under our stock repurchase programs.
At December 31, 2006, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 11.30%, 11.30% and 30.99%, respectively. These ratios reflect the $3.00 billion contribution of net offering proceeds from Hudson City Bancorp.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from the banking subsidiary. During 2006, Hudson City Bancorp received $282.9 million in dividend payments from Hudson City Savings, which amounted to approximately 101.9% of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our common stock. Hudson City Bancorp’s ability to continue these activities is solely dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. (See “Item 1 — Business — Regulation of Hudson City Savings Bank and Hudson City Bancorp – Federally Chartered Savings Bank Regulations – Limitation on Capital Distributions”)
Off-Balance Sheet Arrangements and Contractual Obligations
Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase mortgage-backed securities. We are also obligated under a number of non-cancelable operating leases.
The following table summarizes contractual obligations of Hudson City by contractual payment period, as of December 31, 2006.

	Payments Due By Period
		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years
			(In thousands)
Mortgage loan originations	$176,655	$176,655	$—	$—	$—
Mortgage loan purchases	951,000	951,000	—	—	—
Mortgage-backed security purchases	846,900	846,900	—	—	—
Operating leases	122,243	7,317	15,111	13,825	85,990

Total	$2,096,798	$1,981,872	$15,111	$13,825	$85,990

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, overdraft and commercial/construction lines of credit, which do not have fixed expiration dates, of approximately $140.5 million, $3.3 million, and $57.6 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The application of SFAS No. 157 is not expected to have a material impact on our financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The approaches used in practice to accumulate and quantify misstatements are referred to as the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origination. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This can be accomplished by quantifying an error under both the rollover and iron curtain approaches and by evaluating the error measured under each approach. SAB No. 108 became effective for the Company as of December 31, 2006. The application of SAB No. 108 did not have a material impact on our financial condition or results of operations.

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
Critical Accounting Policies
We have identified the accounting policies below as critical to understanding our financial results. In addition, Note 1 to the Audited Consolidated Financial Statements in Item 8 of this report contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.
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
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2006. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey, New York and Connecticut. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed on a pool basis. We evaluated the multi-family and commercial mortgage, construction and unsecured commercial loans transferred in the Acquisition in a similar manner as our previously existing portfolio. Each month we categorize the loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history and delinquency trends. We use this analysis, as a tool, together with principal balances and delinquency reports, to determine the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy and loan portfolio growth.
We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the allowance for loan loss analysis, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, U.S. generally accepted accounting principles and regulatory guidance. We have applied this process consistently and we have made minimal changes in the estimation methods and assumptions that we have used.
Hudson City defines the population of potential impaired loans to be all non-accrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio.
We believe that we have established and maintained the allowance for loan losses at adequate levels. Additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. For additional information, see “Item 1 – Business – Allowance for Loan Losses” for a detailed description of how we determine the allowance for loan losses.
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
Stock-Based Compensation
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards for all awards granted, modified, repurchased or cancelled after January 1, 2006 in accordance with SFAS No. 123(R). For the portion of outstanding awards for which the requisite service was not rendered as of January 1, 2006, the recognition of the cost of employee services is based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures.
We estimate the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are based on our analysis of our historical option exercise experience and our judgments regarding future option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.
The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.
Goodwill
Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At December 31, 2006, the carrying amount of our goodwill totaled $150.8 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.
We will test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.
Pension and Other Postretirement Benefit Assumptions. Non-contributory retirement and post-retirement defined benefit plans are maintained for certain employees, including certain retired employees. We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” as of December

31, 2006. This statement requires an employer to: (a) recognize in its statement of financial condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company as of December 31, 2008.
We provide our actuary with certain rate assumptions used in measuring our benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s or Merrill Lynch bond indices, for reasonableness. A discount rate of 6.0% was selected for the December 31, 2006 measurement date and the 2006 expense calculation.
For our pension plan, we also assumed a rate of salary increase of 4.25% for future periods. This rate is comparable to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.75% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was 11.47% for 2006.
For our post-retirement benefit plan, the assumed health care cost trend rate used to measure the expected cost of other benefits for 2006 was 9.25%. The rate was assumed to decrease gradually to 4.75% for 2013 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Management of Interest Rate Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During 2006, the market yield curve inverted, primarily due to increases in short-term market interest rates. This interest rate environment had an adverse impact on our net interest income as our interest-bearing liabilities generally reflect movements in short-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in long-term interest rates.
The impact of interest rate changes on our interest income is generally felt in later periods than the impact on our interest expense due to differences in the timing of the maturities, repayments and repricing of our interest-earning assets and interest-bearing liabilities. The timing of the placement of interest-earning assets and interest-bearing liabilities on our balance sheet, also had an adverse impact on our net interest income as our interest-bearing liabilities generally time market rate movements while our interest-earning assets lag market rates due to commitment periods.

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
We seek to manage our asset/liability mix to help minimize the impact that interest rate fluctuations may have on our earnings. To achieve the objectives of managing interest rate risk, our Asset/Liability Committee meets weekly to discuss and monitor the market interest rate environment compared to interest rates that are offered on our products. This committee consists of the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and other senior officers of the institution as required. The Asset/Liability Committee presents periodic reports to the Board of Directors at its regular meetings and, on a quarterly basis, presents a comprehensive report addressing the results of activities and strategies and the effect that changes in interest rates will have on our results of operations and the present value of our equity.
Historically, our lending activities have emphasized one- to four-family fixed-rate first and second mortgage loans. Our growth in variable-rate mortgage related assets has helped reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned on the mortgage loan will increase as prevailing market rates increase. However, the prevailing interest rate environment, and the desires of our customers, has resulted in a demand for long-term hybrid and fixed-rate first mortgage loans. This may have an adverse impact on our net interest income, particularly in a rising interest rate environment.
In the past several years, we have been originating a larger percentage of variable-rate assets in order to better manage our interest rate risk. Included in variable-rate loans and securities are loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. These variable-rate instruments are more rate sensitive, given the potential interest rate adjustment, than the long-term fixed-rate investments we currently hold in our portfolio. Variable-rate products constituted 45.0% of loan originations, 1.0% of loan purchases and 98.7% of mortgage-backed security purchases made during the year 2006. In aggregate, 55.4% of our mortgage-related asset originations and purchases had variable rates. Of the growth in our total mortgage-related assets, 59.6% was due to growth in our variable-rate products.

The strategy to originate and purchase a larger percentage of variable-rate assets, has lowered our percentage of fixed-rate interest-earning assets to total interest-earning assets to 60.8% at December 31, 2006 from 70.2% at December 31, 2005. Notwithstanding the decrease in the percentage of fixed-rate interest-earning assets to total interest-earning assets, our fixed-rate interest earning assets may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and callable borrowed funds. The strategy to originate a higher percentage of variable-rate instruments may also have an adverse impact on our net interest income and net interest margin as variable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments. In 2007, we intend to originate and purchase similar percentages to 2006 of variable-rate mortgage-related assets.
Our primary source of funds has been deposits, consisting primarily of time deposits and interest-bearing demand accounts and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The borrowings are generally long-term to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk. These long-term borrowings have call options that could shorten their maturities in a changing interest rate environment. We intend to continue to grow our borrowed funds, as part of our interest rate risk management strategy with new borrowings having maturities of ten years and initial non-call periods of one to five years.
Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, the majority of which is located in New Jersey, New York and Connecticut, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the year 2006 and did not have any such hedging transactions in place at December 31, 2006.
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
Our interest-earning assets and interest-bearing liabilities are generally reported at the earlier of their maturity date or next rate reset date, subject to assumptions regarding prepayment rates, non-maturity deposit decay rates, and the call of certain of our investment securities and borrowed funds. Assumptions regarding prepayment and deposit decay rates can have a significant impact on the simulation model. While we believe our assumptions are reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future prepayment and withdrawal activity. Significant increases in market interest rates may tend to reduce prepayment speeds on our mortgage-related assets, as fewer borrowers refinance their loans. At the same time, deposit decay rates may tend to increase in the shorter-term periods, as depositors seek higher yielding investments elsewhere. If these trends occur, we could experience larger negative percent changes in our model results in the varying rate shock scenarios.
The information presented in the table below is based on the following assumptions:

•	we assumed an annual prepayment rate for fixed-rate first mortgage loans of 125% of the FHLMC fixed-rate index of moderately seasoned loans and an annual prepayment rate for variable-rate first mortgage loans of 125% of the FHLMC 5 year balloon index of new loans;

•	we assumed an annual prepayment rate for our mortgage-backed securities using the prepayment rate associated with the security type;

•	for savings accounts that had no stated maturity, we used decay rates (the assumed rate at which the balance of existing accounts would decline) of: 5.0% in less than six months, 5.0% in six months to one year, 5.0% in one year to two years, 5.0% in two years to three years, 10.0% in three years to five years, and 70.0% in more than five years;

•	for our High Value Checking product, which is included in interest-bearing transaction accounts, we used decay rates of : 10.0% in less than six months, 10.0% in six months to one year, 15% in one to two years, 15% in two to three years, 25% in three to five years, and 25% in more than five years;

•	for other interest-bearing transaction accounts that had no stated maturity, we used decay rates of : 2.5% in less than six months, 2.5% in six months to one year, 10.0% in one to two years, 10.0% in two to three years, 20.0% in three years to five years, and 55.0% in more than five years;

•	for money market accounts that had no stated maturity, we used decay rates of: 2.5% in less than six months, 2.5% in six months to one year, 10.0% in one to two years, 10.0% in two to three years, 20.0% in three years to five years, and 55.0% in more than five years; and

•	callable investment securities and borrowed funds are shown at the earlier of their probable call date or maturity date given the rate of the instrument in relation to the current market rate environment and the call option frequency, the model assumed no calls of investment securities and $3.56 billion of calls of borrowed funds over the next year in the current (zero basis point) change scenario.
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

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(11.76)%
100	(5.12)
50	(1.91)
—	—
(50)	1.19
(100)	(1.45)
(200)	(10.09)

The negative change to net interest income in the positive change scenarios was primarily due to the expected calls, and subsequent reset to higher market interest rates, of our borrowed funds. The negative change to net interest income in the negative change scenarios was primarily due to the expected calls of our government-sponsored agency securities and the acceleration of the prepayment speeds on our mortgage-related assets, and the subsequent reset to lower market interest rates of the reinvested assets.
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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2006. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 8.00%, a minimum present value ratio of 6.50% in the plus 200 basis point interest rate shock scenario and a minimum present value ratio of 6.00% in the minus 200 basis point scenario.

				Present Value of Equity
				As Percent of Present
		Present Value of Equity		Value of Assets
Change in	Dollar	Dollar	Percent	Present	Basis Point
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)		(Dollars in thousands)
200	$3,893,098	$(1,588,208)	(28.97)%	11.79%	(364)
100	4,776,023	(705,283)	(12.87)	13.92	(151)
50	5,204,666	(276,640)	(5.05)	14.89	(54)
—	5,481,306	—	—	15.43	—
(50)	5,366,967	(114,339)	(2.09)	14.92	(51)
(100)	4,795,263	(686,043)	(12.52)	13.29	(214)
(200)	3,217,799	(2,263,507)	(41.30)	8.93	(650)
The decreases in the present value of equity and the present value ratio in the increasing rate scenarios analysis were primarily due to the high percentage of fixed-rate mortgage loans, mortgage-backed securities and investment securities in our portfolio. At December 31, 2006, fixed-rate interest earning-assets were 60.8% of total interest-earning assets. This percentage of fixed-rate interest-earning assets to total interest-earning assets may have an adverse impact on our earnings in a rising rate environment, as these assets will not reprice in a rising rate environment.

The decreases in the present value of equity and the present value ratio in the decreasing rate scenarios in the December 31, 2006 analysis were primarily due to the growth of our fixed-rate borrowed funds with long terms to maturity, which generally do not reprice in a decreasing rate environment.
The methods we used in simulation modeling are inherently imprecise. This type of modeling requires that we make assumptions that may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we assume the composition of the interest rate-sensitive assets and liabilities will remain constant over the period being measured and that all interest rate shocks will be uniformly reflected across the yield curve, regardless of the duration to maturity or repricing. The table assumes that we will take no action in response to the changes in interest rates. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and, therefore, cannot be determined with precision. Accordingly, although the previous two tables may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our net interest income or present value of equity.
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

The following table, presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. For purposes of this table, assumptions used in decay rates and prepayment activity are similar to those used in the preparation of our simulation model. Borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity date. We have excluded originated non-accrual mortgage loans of $23.2 million and non-accrual other loans of $1.2 million from the table.

	At December 31, 2006
				More Than	More Than
		More than	More Than	Two Years	Three Years
	Six Months	Six Months	One Year to	to Three	To Five	More Than
	or Less	to One Year	Two Years	Years	Years	Five Years	Total
				(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,157,047	$1,208,446	$2,152,534	$1,933,000	$2,957,674	$9,269,660	$18,678,361
Consumer and other loans	96,586	1,366	8,615	3,867	18,205	252,249	380,888
Federal funds sold	56,616	—	—	—	—	—	56,616
Mortgage-backed securities	1,200,768	1,442,823	1,387,777	1,036,044	4,126,849	135,370	9,329,631
FHLB stock	445,006	—	—	—	—	—	445,006
Investment securities	1,055,018	722,965	1,219,635	1,001,511	1,589,176	325,279	5,913,584

Total interest-earning assets	4,011,041	3,375,600	4,768,561	3,974,422	8,691,904	9,982,558	34,804,086

Interest-bearing liabilities:
Savings accounts	40,998	41,719	40,142	40,142	80,285	561,992	805,278
Interest-bearing transaction accounts	197,565	197,565	306,361	306,361	515,942	572,017	2,095,811
Money market accounts	22,964	22,964	91,855	91,855	183,710	505,201	918,549
Time deposits	7,346,209	986,651	485,895	183,351	95,542	—	9,097,648
Borrowed funds	1,757,000	1,800,000	16,000	—	550,000	12,850,000	16,973,000

Total interest-bearing liabilities	9,364,736	3,048,899	940,253	621,709	1,425,479	14,489,210	29,890,286

Interest rate sensitivity gap	$(5,353,695)	$326,701	$3,828,308	$3,352,713	$7,266,425	$(4,506,652)	$4,913,800

Cumulative interest rate sensitivity gap	$(5,353,695)	$(5,026,994)	$(1,198,686)	$2,154,027	$9,420,452	$4,913,800

Cumulative interest rate sensitivity gap as a percent of total assets	(15.08)%	(14.16)%	(3.38)%	6.07%	26.53%	13.84%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	42.83%	59.50%	91.02%	115.41%	161.17%	116.44%
As indicated in the gap table our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $5.03 billion compared with $1.90 billion at December 31, 2005. This represented a cumulative one-year interest rate sensitivity gap as a percent of total assets of negative 14.2% at December 31, 2006, compared with negative 6.8% at December 31, 2005. The change in these ratios, year-to-year, was partially due to the larger amount of anticipated calls of borrowed funds in the current year and a shift of our customer deposits to time deposit maturities of less than one year, due to internal pricing strategies.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Hudson City Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hudson City Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
New York, New York

February 28, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hudson City Bancorp, Inc.:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Hudson City Bancorp, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Hudson City Bancorp, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.
New York, New York

February 28, 2007

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2006	2005
	(In thousands, except share and per share amounts)
Assets:
Cash and due from banks	$125,630	$97,672
Federal funds sold	56,616	4,587

Total cash and cash equivalents	182,246	102,259

Securities available for sale:
Mortgage-backed securities	2,404,421	2,520,633
Investment securities	4,379,615	3,962,511
Securities held to maturity:
Mortgage-backed securities (fair value of $6,804,598 and $4,288,772 at December 31, 2006 and 2005, respectively)	6,925,210	4,389,864
Investment securities (fair value of $1,502,934 and $1,508,055 at December 31, 2006 and 2005, respectively)	1,533,969	1,534,216

Total securities	15,243,215	12,407,224
Loans	19,083,617	15,062,449
Deferred loan costs	16,159	1,653
Allowance for loan losses	(30,625)	(27,393)

Net loans	19,069,151	15,036,709

Federal Home Loan Bank of New York stock	445,006	226,962
Foreclosed real estate, net	3,161	1,040
Accrued interest receivable	194,229	140,723
Banking premises and equipment, net	73,929	49,132
Goodwill	150,831	—
Other intangible assets, net	13,407	—
Other assets	131,406	111,304

Total Assets	$35,506,581	$28,075,353

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing	$12,917,286	$10,941,258
Noninterest-bearing	498,301	442,042

Total deposits	13,415,587	11,383,300
Repurchase agreements	8,923,000	7,900,000
Federal Home Loan Bank of New York advances	8,050,000	3,450,000

Total borrowed funds	16,973,000	11,350,000
Accrued expenses and other liabilities	187,738	140,577

Total liabilities	30,576,325	22,873,877

Commitments and Contingencies (Note 14)
Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 557,787,921 and 588,905,543 shares outstanding at December 31, 2006 and 2005, respectively	7,415	7,415
Additional paid-in capital	4,553,614	4,533,329
Retained earnings	1,877,840	1,759,492
Treasury stock, at cost; 183,678,634 and 152,561,012 shares at December 31, 2006 and 2005, respectively	(1,230,793)	(798,232)
Unallocated common stock held by the employee stock ownership plan	(228,257)	(234,264)
Unearned common stock held by the recognition and retention plan	—	(2,815)
Accumulated other comprehensive loss, net of tax	(49,563)	(63,449)

Total stockholders’ equity	4,930,256	5,201,476

Total Liabilities and Stockholders’ Equity	$35,506,581	$28,075,353

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Interest and Dividend Income:
Interest and fees on first mortgage loans	$932,550	$689,435	$539,966
Interest and fees on consumer and other loans	19,698	10,786	8,650
Interest on mortgage-backed securities held to maturity	262,417	182,309	174,596
Interest on mortgage-backed securities available for sale	119,578	90,754	67,739
Interest on investment securities held to maturity	74,592	72,582	41,435
Interest and dividends on investment securities available for sale	181,259	118,635	77,879
Dividends on Federal Home Loan Bank of New York stock	16,507	9,394	3,213
Interest on federal funds sold	8,242	5,013	1,580

Total interest and dividend income	1,614,843	1,178,908	915,058

Interest Expense:
Interest on deposits	436,096	293,736	214,813
Interest on borrowed funds	565,514	323,038	215,253

Total interest expense	1,001,610	616,774	430,066

Net interest income	613,233	562,134	484,992

Provision for Loan Losses	—	65	790

Net interest income after provision for loan losses	613,233	562,069	484,202

Non-Interest Income:
Service charges and other income	6,287	5,267	5,128
Gains on securities transactions, net	4	2,740	11,429

Total non-interest income	6,291	8,007	16,557

Non-Interest Expense:
Compensation and employee benefits	103,443	83,211	79,195
Net occupancy expense	25,015	20,211	16,035
Federal deposit insurance assessment	1,695	1,656	1,644
Computer and related services	2,812	2,498	2,041
Other expense	25,990	20,127	19,433

Total non-interest expense	158,955	127,703	118,348

Income before income tax expense	460,569	442,373	382,411
Income Tax Expense	171,990	166,318	143,145

Net income	$288,579	$276,055	$239,266

Basic Earnings Per Share	$0.54	$0.49	$0.41

Diluted Earnings Per Share	$0.53	$0.48	$0.40

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31,
	2006	2005	2004
	(In thousands , except share amounts)
Common Stock	$7,415	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,533,329	565,403	538,487
Common stock offering	—	3,953,001	—
Unvested RRP awards reclassified as additonal paid-in-capital	(2,815)	—	—
Stock option plan expense	5,526	—	—
Tax benefit from stock plans	8,633	9,431	20,880
Allocation of ESOP stock	6,700	5,632	8,544
Vesting of RRP stock	2,241	(138)	(2,508)

Balance at end of year	4,553,614	4,533,329	565,403

Retained Earnings:
Balance at beginning of year	1,759,492	1,588,792	1,396,257
Net Income	288,579	276,055	239,266
Dividends paid on common stock ($0.30, $0.268, and $0.218 per share, respectively)	(161,374)	(102,103)	(40,482)
Exercise of stock options	(8,857)	(3,252)	(6,249)

Balance at end of year	1,877,840	1,759,492	1,588,792

Treasury Stock:
Balance at beginning of year	(798,232)	(696,812)	(547,859)
Purchase of common stock	(448,237)	(107,499)	(161,662)
Exercise of stock options	15,676	6,079	12,709

Balance at end of year	(1,230,793)	(798,232)	(696,812)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(234,264)	(47,552)	(49,513)
Purchase of ESOP stock	—	(189,348)	—
Allocation of ESOP stock	6,007	2,636	1,961

Balance at end of year	(228,257)	(234,264)	(47,552)
Unallocated common stock held by the RRP:

Balance at beginning of year	(2,815)	(5,267)	(9,463)
Unvested RRP awards reclassified as additonal paid-in-capital	2,815	—	—
Purchase of RRP stock	—	(1,290)	(7,299)
Vesting of RRP stock	—	3,742	11,495

Balance at end of year	—	(2,815)	(5,267)

Accumulated other comprehensive loss:
Balance at beginning of year	(63,449)	(9,095)	(5,958)
Unrealized holding gains(losses) arising during period, net of tax(benefit) of $9,765 for 2006, ($35,884) for 2005 and $2,503 for 2004	14,143	(51,958)	3,623
Reclassification adjustment for gains in net income, net of tax of ($2) for 2006, ($1,119) for 2005 and ($4,669) for 2004	(2)	(1,621)	(6,760)
Funded status of defined benefit postretirement plans upon adoption of SFAS	(1,030)	—	—
No. 158, net of tax
Minimum pension liability adjustment	775	(775)	—

Balance at end of year	(49,563)	(63,449)	(9,095)

Total Stockholders’ Equity	$4,930,256	$5,201,476	$1,402,884

Summary of comprehensive income
Net income	$288,579	$276,055	$239,266
Other comprehensive income(loss), net of tax	13,886	(54,354)	(3,137)

Total comprehensive income	$302,465	$221,701	$236,129

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
Cash Flows from Operating Activities:
Net income	$288,579	$276,055	$239,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	21,952	10,197	24,129
Provision for loan losses	—	65	790
Gains on securities transactions, net	(4)	(2,740)	(11,429)
Share-based compensation, including committed ESOP shares	20,474	11,872	19,492
Deferred tax benefit	(3,659)	(6,505)	(6,912)
Increase in accrued interest receivable	(48,580)	(43,233)	(17,270)
(Increase) decrease in other assets	(4,166)	2,070	6,418
Increase in accrued expenses and other liabilities	46,571	24,005	15,583
Tax benefit from stock plans	—	9,431	20,880

Net Cash Provided by Operating Activities	321,167	281,217	290,947

Cash Flows from Investing Activities:
Originations of loans	(2,307,487)	(2,194,774)	(1,464,641)
Purchases of loans	(2,712,148)	(3,676,260)	(3,122,409)
Payments on loans	1,754,157	2,154,125	2,016,447
Principal collection of mortgage-backed securities held to maturity	773,343	960,630	1,445,507
Purchases of mortgage-backed securities held to maturity	(3,313,668)	(1,604,473)	(921,765)
Principal collection of mortgage-backed securities available for sale	741,200	499,387	282,901
Proceeds from sales of mortgage-backed securities available for sale	186,169	230,632	510,496
Purchases of mortgage-backed securities available for sale	(617,172)	(1,675,428)	(1,278,921)
Proceeds from maturities and calls of investment securities held to maturity	256	100,043	436,770
Purchases of investment securities held to maturity	—	(300,000)	(1,769,643)
Proceeds from maturities and calls of investment securities available for sale	850,013	1,600,029	986,343
Proceeds from sales of investment securities available for sale	112,157	9,980	—
Purchases of investment securities available for sale	(1,250,010)	(4,008,680)	(337,306)
Purchases of Federal Home Loan Bank of New York stock	(233,236)	(104,162)	—
Redemption of Federal Home Loan Bank of New York stock	18,000	17,200	24,850
Cash paid in purchase acquistion, net of cash acquired	(197,653)	—	—
Purchases of premises and equipment, net	(22,557)	(18,566)	(9,023)
Net proceeds from sale of foreclosed real estate	1,449	1,588	2,509

Net Cash Used in Investment Activities	(6,217,187)	(8,008,729)	(3,197,885)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	970,166	(94,000)	1,023,520
Proceeds from borrowed funds	9,125,000	5,125,000	3,750,000
Principal payments on borrowed funds	(3,525,000)	(925,000)	(1,750,000)
Cash proceeds from the common stock offering — net	—	3,806,627	—
Consolidation of Hudson City, MHC	—	146,374	—
Dividends paid	(161,374)	(102,103)	(40,482)
Purchases of stock by the employee stock ownership plan	—	(189,348)	—
Purchases of stock by the recognition and retention plan	—	(1,290)	(7,299)
Purchases of treasury stock	(448,237)	(107,499)	(161,662)
Exercise of stock options	6,819	2,827	6,460
Tax benefit from stock plans	8,633	—	—

Net Cash Provided by Financing Activities	5,976,007	7,661,588	2,820,537

Net Increase (Decrease) in Cash and Cash Equivalents	79,987	(65,924)	(86,401)

Cash and Cash Equivalents at Beginning of Year	102,259	168,183	254,584

Cash and Cash Equivalents at End of Year	$182,246	$102,259	$168,183

Supplemental Disclosures:
Interest paid	$969,606	$599,037	$422,862

Loans transferred to foreclosed real estate	$3,642	$1,750	$2,348

Income taxes paid	$172,382	$167,200	$133,800

     See accompanying notes to consolidated financial statements.

1.	Organization

Hudson City Bancorp, Inc. (“Hudson City Bancorp”) is a Delaware corporation organized in March 1999 by Hudson City Savings Bank (“Hudson City Savings”) in connection with the conversion and reorganization of Hudson City Savings from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure. Prior to June 7, 2005, a majority of Hudson City Bancorp’s common stock was owned by Hudson City, MHC, a mutual holding company

Plan of Conversion and Reorganization

On June 7, 2005, Hudson City Bancorp, Hudson City Savings and Hudson City, MHC reorganized from a two-tier mutual holding company structure to a stock holding company structure, and Hudson City Bancorp completed a stock offering, all in accordance with a Plan of Conversion and Reorganization (the “Plan”). Under the terms of the Plan, Hudson City, MHC, which owned 65.77% of the outstanding common stock of Hudson City Bancorp immediately prior to the conversion, merged into Hudson City Bancorp and the shares of Hudson City Bancorp common stock owned by Hudson City, MHC were cancelled. Hudson City Bancorp sold 392,980,580 shares of common stock at a price of $10.00 per share raising approximately $3.93 billion. After incremental costs of $125.0 million directly attributable to the stock offering, net proceeds from the stock offering amounted to $3.80 billion. The amount reported in the Statements of Changes in Stockholders’ Equity reflects the $145.8 million consolidation of the deposit of Hudson City, MHC. In accordance with the Plan, we also effected a stock split pursuant to which each share of common stock outstanding or held as treasury stock before completion of the offering was split into 3.206 shares. Hudson City Bancorp contributed $3.00 billion of the net proceeds from the offering to Hudson City Savings Bank.

Acquisition of Sound Federal

On July 14, 2006, we completed the acquisition of Sound Federal Bancorp (the “Acquisition”), for $20.75 per share in cash, representing an aggregate transaction value of approximately $265 million. As a result of the Acquisition, we added $1.21 billion in assets, fair value of approximately $1.18 billion, and $1.06 billion in deposits, fair value of approximately $1.05 billion. The Acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at their fair values at the consummation date. Related operating results are included in our consolidated financial statements for periods after the consummation date. The excess of the total acquisition cost over the fair value of the net assets acquired, or “goodwill”, totaled $150.8 million and was recognized as an intangible asset at the consummation date. Also as a result of the Acquisition we recorded a core deposit intangible of $13.7 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The following are the significant accounting and reporting policies applied by Hudson City Bancorp and its wholly-owned subsidiary, Hudson City Savings, in the preparation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated in consolidation. As used in these consolidated financial statements, “Hudson City” refers to Hudson City Bancorp, Inc. and its consolidated subsidiary, depending on the context. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income for the period. Actual results could differ from these estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on deposits. The average amount of the reserves on deposit for the years ended December 31, 2006 and 2005 was approximately $7,211,000 and $9,540,000, respectively.

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

Investment Securities

Investment securities are classified as either held to maturity or available for sale. Investment securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Amortization and accretion is reflected as an adjustment to interest income over the life of the security using the effective interest method. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income or loss, which is included in stockholders’ equity. Realized gains and losses are recognized when securities are sold or called using the specific identification method. The estimated fair market value of all investment securities is determined by use of quoted market prices.

Security Impairment

We periodically perform analyses to test for impairment of various assets. We conduct periodic reviews and evaluations of our securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we adjust the carrying amount of the security by writing it down to fair market value through a charge to current period operations.

Loans

Loans are stated at their principal amounts outstanding. Interest income on loans is accrued and credited to income as earned. Net loan origination fees and broker costs are deferred and amortized to interest income over the life of the loan using the effective interest method. Purchased loans are stated at their principal amounts outstanding, adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is reflected as an adjustment to interest income over the life of the purchased loan using the effective interest method.

Existing customers are permitted to modify the terms of their mortgage loan, for a fee, to the terms of the currently offered fixed-rate product with a similar or reduced period to maturity than the current remaining period of their existing loan. The modified terms of these loans are at least as favorable to us as the terms of mortgage loans we offer to new customers. The fee assessed for modifying the mortgage loan is deferred and accreted over the life of the modified loan using the effective interest method. Such accretion is reflected as an adjustment to interest income. We deem the specific facts and circumstances surrounding the modification of the terms of the loan (i.e. the change in rate and period to maturity), to be more than a minor change to the loan. Accordingly, pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification.

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

Hudson City defines the population of potential impaired loans to be all non-accrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio.

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

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December

31, 2006. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey, New York and Connecticut. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, charge-offs and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed on a “pooled” basis. We evaluated the multi-family and commercial mortgage, construction and unsecured commercial loans transferred in the Acquisition in a similar manner as our previously existing portfolio. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history and delinquency trends. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy and loan portfolio growth.

We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the allowance for loan loss analysis, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, U.S. generally accepted accounting principles and regulatory guidance. We have applied this process consistently and have not made significant changes in the estimation methods and assumptions that we have used.

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

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually using a fair-value based approach. We did not recognize any impairment of goodwill for the year ended December 31, 2006. Other intangible assets include the core deposit intangible recorded as a result of the Acquisition. These intangible assets are amortizing intangible assets and as such are accounted evaluated for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal or Long-Lived Assets.”

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

We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” as of December 31, 2006. This statement requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial condition is effective for the Company as of December 31, 2008.

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

Stock Based Compensation

Effective January 1, 2006, Hudson City Bancorp adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method. Stock-based compensation expense is recognized for new stock-based awards granted, modified, repurchased or cancelled after January 1, 2006, and the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 based upon the grant-date fair value of those awards. There was no impact of the adoption on previously reported periods, in accordance with the transition guidance in SFAS No. 123(R). Prior to January 1, 2006, Hudson City accounted for employee stock options and restricted stock grants using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, Hudson City did not recognize any stock-based compensation expense for employee stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is accounted for in accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance” and EITF No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements.” The cash surrender value of BOLI is recorded on our consolidated statements of financial condition as an asset and the change in the cash surrender value is recorded as non-interest income. The amount by which any death benefits received exceeds a policy’s cash surrender value is recorded in non-interest income at the time of receipt. A liability is also recorded on our consolidated balance sheet for post-retirement death benefits provided by the split-dollar endorsement policy. A corresponding expense is recorded in non-interest expense.

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items such as unrealized gains and losses on securities available for sale, net of tax and the changes in the unrealized gains or losses and prior service costs or credits of defined benefit pension and other postretirement plans, net of tax. Comprehensive income is presented in the consolidated statements of changes in stockholders’ equity.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers. Management makes operating decision and assesses performance based on an ongoing review of these community banking operations, which constitute our only operating segment for financial reporting purposes.

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

3.	Stock Repurchase Programs

We have previously announced several stock repurchase programs. Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the years ended December 31, 2006 and 2005, we purchased 33,747,243 and 9,119,768 shares of our common stock at an aggregate cost of $448.2 million and $107.5 million, respectively. At December 31, 2006, there were 44,314,000 shares remaining to be repurchased under our existing stock repurchase program.

4.	Mortgage-Backed Securities

The amortized cost and estimated fair market value of mortgage-backed securities at December 31 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
2006
Held to Maturity:
GNMA pass-through certificates	$215,161	$1,491	$(148)	$216,504
FNMA pass-through certificates	3,233,852	6,796	(49,324)	3,191,324
FHLMC pass-through certificates	3,069,884	9,197	(59,086)	3,019,995
FHLMC and FNMA — REMICs	406,313	4	(29,542)	376,775

Total held to maturity	$6,925,210	$17,488	$(138,100)	$6,804,598

Available for Sale:
GNMA pass-through certificates	$1,708,855	$638	$(12,778)	$1,696,715
FNMA pass-through certificates	592,514	—	(17,221)	575,293
FHLMC pass-through certificates	135,424	—	(3,011)	132,413

Total available for sale	$2,436,793	$638	$(33,010)	$2,404,421

2005
Held to Maturity:
GNMA pass-through certificates	$293,680	$1,089	$(437)	$294,332
FNMA pass-through certificates	2,535,361	2,685	(48,944)	2,489,102
FHLMC pass-through certificates	1,108,195	758	(26,389)	1,082,564
FHLMC and FNMA — REMICs	452,628	13	(29,867)	422,774

Total held to maturity	$4,389,864	$4,545	$(105,637)	$4,288,772

Available for Sale:
GNMA pass-through certificates	$1,726,111	$72	$(26,051)	$1,700,132
FNMA pass-through certificates	683,604	—	(17,119)	666,485
FHLMC pass-through certificates	156,835	—	(2,819)	154,016

Total available for sale	$2,566,550	$72	$(45,989)	$2,520,633

The following tables summarize the fair value and unrealized losses of those mortgage-backed securities which reported an unrealized loss at December 31, 2006 and 2005, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2006 and 2005.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
2006
Held to Maturity:
GNMA pass-through certificates	$156	$(1)	$27,078	$(147)	$27,234	$(148)
FNMA pass-through certificates	130,800	(357)	2,008,981	(48,967)	2,139,781	(49,324)
FHLMC pass-through certificates	138,348	(214)	858,612	(58,872)	996,960	(59,086)
FHLMC and FNMA — REMIC’s	—	—	376,245	(29,542)	376,245	(29,542)

Total held to maturity	269,304	(572)	3,270,916	(137,528)	3,540,220	(138,100)

Available for Sale:
GNMA pass-through certificates	$311,551	$(1,044)	$1,196,044	$(11,734)	$1,507,595	$(12,778)
FNMA pass-through certificates	—	—	575,293	(17,221)	575,293	(17,221)
FHLMC pass-through certificates	—	—	132,413	(3,011)	132,413	(3,011)

Total available for sale	311,551	(1,044)	1,903,750	(31,966)	2,215,301	(33,010)

Total	$580,855	$(1,616)	$5,174,666	$(169,494)	$5,755,521	$(171,110)

2005
Held to Maturity:
GNMA pass-through certificates	$67,545	$(249)	$11,732	$(188)	$79,277	$(437)
FNMA pass-through certificates	2,214,642	(48,760)	6,056	(184)	2,220,698	(48,944)
FHLMC pass-through certificates	953,410	(25,267)	42,889	(1,122)	996,299	(26,389)
FHLMC and FNMA — REMIC’s	401,538	(29,361)	20,192	(506)	421,730	(29,867)

Total held to maturity	3,637,135	(103,637)	80,869	(2,000)	3,718,004	(105,637)

Available for Sale:
GNMA pass-through certificates	$1,625,731	$(25,391)	$40,082	$(660)	$1,665,813	$(26,051)
FNMA pass-through certificates	622,989	(15,546)	43,496	(1,573)	666,485	(17,119)
FHLMC pass-through certificates	154,016	(2,819)	—	—	154,016	(2,819)

Total available for sale	2,402,736	(43,756)	83,578	(2,233)	2,486,314	(45,989)

Total	$6,039,871	$(147,393)	$164,447	$(4,233)	$6,204,318	$(151,626)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. At December 31, 2006, a total of 317 securities were in a continuous unrealized loss position for more than 12 months (45 at December 31, 2005). We have not classified these securities as other-than temporarily impaired as the scheduled principal and interest payments have been made, we anticipate collecting the entire principal balance as scheduled, we believe the price variation is temporary in nature and we have the intent and ability to hold these securities to maturity or for a sufficient amount of time to recover the recorded principal.

The amortized cost and estimated fair market value of mortgage-backed securities held to maturity and available for sale at December 31, 2006, by contractual maturity, are shown below.

		Estimated
	Amortized	Fair Market
	Cost	Value
	(In thousands)
Held to Maturity:
Due in one year or less	$262	$263
Due after one year through five years	7,167	7,279
Due after five years through ten years	7,456	7,708
Due after ten years	6,910,325	6,789,348

Total held to maturity	$6,925,210	$6,804,598

Available for Sale:
Due after ten years	$2,436,793	$2,404,421

Total available for sale	$2,436,793	$2,404,421

There were no gross realized gains on sales of mortgage-backed securities available for sale during 2006. There were gross unrealized gains on sales of mortgage-backed securities of $2,738,000 and $11,429,000 during 2005 and 2004, respectively. There were no sales of mortgage-backed securities held-to-maturity during the years ended December 31, 2006, 2005 and 2004.

5. Investment Securities
The amortized cost and estimated fair market value of investment securities at December 31 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
2006
Held to Maturity:
United States government-sponsored agencies	$1,533,059	$—	$(31,045)	$1,502,014
Municipal bonds	910	10	—	920

Total held to maturity	$1,533,969	$10	$(31,045)	$1,502,934

Available for Sale:
United States government-sponsored agencies	$4,422,300	$94	$(50,099)	$4,372,295
Corporate bonds	58	—	(1)	57
Equity securities	6,935	328	—	7,263

Total available for sale	$4,429,293	$422	$(50,100)	$4,379,615

2005
Held to Maturity:
United States government-sponsored agencies	$1,533,050	$—	$(26,185)	$1,506,865
Municipal bonds	1,166	24	—	1,190

Total held to maturity	$1,534,216	$24	$(26,185)	$1,508,055

Available for Sale:
United States government-sponsored agencies	$4,022,316	$—	$(60,138)	$3,962,178
Corporate bonds	67	—	—	67
Equity securities	168	98	—	266

Total available for sale	$4,022,551	$98	$(60,138)	$3,962,511

The following tables summarize the fair value and unrealized losses of those investment securities which reported an unrealized loss at December 31, 2006 and 2005, and if the unrealized loss position was continuous for the twelve months prior to December 31, 2006 and 2005.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
2006
Held to Maturity:
United States government -sponsored agencies	$—	$—	$1,502,014	$(31,045)	$1,502,014	$(31,045)

Total held to maturity securities	—	—	1,502,014	(31,045)	1,502,014	(31,045)

Available for Sale:
United States government -sponsored agencies	$453,267	$(1,421)	$3,668,934	$(48,678)	$4,122,201	$(50,099)
Corporate bonds	57	(1)	—	—	57	(1)

Total available for sale securities	453,324	(1,422)	3,668,934	(48,678)	4,122,258	(50,100)

Total	$453,324	$(1,422)	$5,170,948	$(79,723)	$5,624,272	$(81,145)

2005
Held to Maturity:
United States government -sponsored agencies	$1,213,548	$(19,501)	$293,317	$(6,684)	$1,506,865	$(26,185)

Total held to maturity securities	1,213,548	(19,501)	293,317	(6,684)	1,506,865	(26,185)

Available for Sale:
United States government -sponsored agencies	$2,961,446	$(24,332)	$1,000,732	$(35,806)	$3,962,178	$(60,138)

Total available for sale securities	2,961,446	(24,332)	1,000,732	(35,806)	3,962,178	(60,138)

Total	$4,174,994	$(43,833)	$1,294,049	$(42,490)	$5,469,043	$(86,323)

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2006, a total of 128 securities were in a continuous unrealized loss position for more than 12 months (34 at December 31, 2005). We have not classified these securities as other-than temporarily impaired as the scheduled coupon payments have been made, we anticipate collecting the entire principal balance as scheduled, we believe the price variation is temporary in nature and we have the intent and ability to hold these securities to maturity or for a sufficient amount of time to recover the recorded principal.

The amortized cost and estimated fair market value of investment securities held to maturity and available for sale at December 31, 2006, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

		Estimated
	Amortized	Fair Market
	Cost	Value
	(In thousands)
Held to Maturity:
Due in one year or less	$5	$5
Due after one year through five years	846,161	831,402
Due after five years through ten years	66,273	65,181
Due after ten years	621,530	606,346

Total held to maturity	$1,533,969	$1,502,934

Available for Sale:
Due in one year or less	$1,325,047	$1,320,715
Due after one year through five years	2,828,150	2,792,536
Due after five years through ten years	269,161	259,101

Total available for sale	$4,422,358	$4,372,352

There were no gains or losses from investment securities transactions during 2006. Gross realized losses on sales of investment securities available for sale during 2005 were $20,000. Gross realized gains on calls of investment securities available for sale were $4,000 and $22,000 during 2006 and 2005, respectively. There were no gains or losses from investment securities transactions during 2004. There were no sales of investment securities held to maturity during the years ended December 31, 2006, 2005, and 2004. The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $15,191,000 and $15,205,000 at December 31, 2006 and 2005, respectively.
6. Loans and Allowance for Loan Losses
Loans at December 31 are summarized as follows:

	2006	2005
	(In thousands)
First mortgage loans:
One- to four-family	$18,561,467	$14,780,819
FHA/VA	29,573	43,672
Multi-family and commercial	69,322	2,320
Construction	41,150	—

Total first mortgage loans	18,701,512	14,826,811

Consumer and other loans:
Fixed–rate second mortgages	274,028	205,826
Home equity credit lines	97,644	29,150
Other	10,433	662

Total consumer and other loans	382,105	235,638

Total loans	$19,083,617	$15,062,449

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. There are no loans classified as impaired at December 31, 2006. There were no loans held for sale at December 31, 2006.
The following is a comparative summary of loans on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified non-accrual at December 31:

	2006	2005
	(In thousands)
Non-accrual loans	$24,368	$9,651
Accruing loans delinquent 90 days or more	5,630	9,661

Total non-performing loans	$29,998	$19,312

The total amount of interest income received during the year on non-accrual loans outstanding and additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms is immaterial. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.
An analysis of the allowance for loan losses at December 31 follows:

	2006	2005	2004
	(In thousands)
Balance at beginning of year	$27,393	$27,319	$26,547

Charge-offs	(79)	(10)	(20)
Recoveries	3	19	2

Net (charge-offs) recoveries	(76)	9	(18)

Provision for loan losses	—	65	790

Allowance transferred in Acquisition	3,308	—	—

Balance at end of year	$30,625	$27,393	$27,319

7. Banking Premises and Equipment, net
A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

	2006	2005
	(In thousands)
Land	$5,806	$5,215
Buildings	50,889	34,199
Leasehold improvements	33,921	23,435
Furniture, fixtures and equipment	67,601	53,722

Total acquisition cost	158,217	116,571

Accumulated depreciation and amortization	(84,288)	(67,439)

Total banking premises and equipment, net	$73,929	$49,132

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $8,562,000, $5,833,000 and $3,978,000 in 2006, 2005 and 2004, respectively.
Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business.
Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Amount
Year	(In thousands)
2007	$7,317
2008	7,588
2009	7,523
2010	7,068
2011	6,757
Thereafter	85,990

Total	$122,243

Net occupancy expense included gross rental expense for certain bank premises of $7,004,000, $5,566,000, and $4,279,000 in 2006, 2005, and 2004, respectively, and rental income of $344,000, $301,000, and $358,000 for the respective years.

8. Deposits
Deposits at December 31 are summarized as follows:

	2006		2005
	Balance	Percent	Balance	Percent
		(Dollars in thousands)
Savings	$805,278	6.00%	$808,325	7.10%
Noninterest-bearing demand	498,301	3.71	442,042	3.88
Interest-bearing transaction	2,095,811	15.62	3,616,644	31.77
Money market	918,549	6.85	342,021	3.00
Time deposits	9,097,648	67.82	6,174,268	54.25

Total deposits	$13,415,587	100.00%	$11,383,300	100.00%

Time deposits of $100,000 or more amounted to $2,565,020,000 and $1,378,340,000 at December 31, 2006 and 2005, respectively. Interest expense on time deposits of $100,000 or more for the years ended December 31, 2006, 2005 and 2004 was $79,133,000, $30,690,000, and $18,182,000, respectively. Included in noninterest-bearing demand accounts are mortgage escrow deposits of $77,576,000 and $60,506,000 at December 31, 2006 and 2005, respectively.
Scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2007	$8,332,860
2008	485,895
2009	183,351
2010	84,476
2011	11,066

Total	$9,097,648

9. Borrowed Funds
Borrowed funds at December 31 are summarized as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
		(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$823,000	4.96%	$850,000	4.96%
Other brokers	8,100,000	3.86	7,050,000	3.45

Total securities sold under agreements to repurchase	8,923,000	3.96	7,900,000	3.61

Advances from the FHLB	8,050,000	4.21	3,450,000	3.95

Total borrowed funds	$16,973,000	4.08	$11,350,000	3.72

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Repurchase Agrements:
Average balance outstanding during the year	$8,313,321	$6,447,560	$4,182,197

Maximum balance outstanding at any month-end during the year	$8,923,000	$7,900,000	$5,300,000

Weighted average rate during the period	3.81%	3.52%	3.41%

FHLB Advances:
Average balance outstanding during the year	$5,977,115	$2,469,529	$1,916,085

Maximum balance outstanding at any month-end during the year	$8,050,000	$3,450,000	$1,950,000

Weighted average rate during the period	4.17%	3.89%	3.79%

At December 31, 2006, borrowed funds had scheduled maturities and potential call dates as follows:

			Borrowings by Earlier
	Borrowings by Scheduled		of Maturity or Next
	Maturity Date		Potential Call Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
		(Dollars in thousands)
2007	$7,000	2.65%	$7,667,000	4.04%
2008	16,000	4.94	6,156,000	4.10
2009	—	—	2,550,000	4.09
2010	300,000	5.68	350,000	4.01
2011	250,000	4.90	250,000	4.90
2012	900,000	4.16	—	—
2013	350,000	5.09	—	—
2014	1,850,000	2.94	—	—
2015	4,175,000	3.84	—	—
2016	9,125,000	4.30	—	—

Total	$16,973,000	4.08	$16,973,000	4.08

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, at or for the years ended December 31 are as follows:

	At or for the Years Ended December 31,
	2006	2005	2004
		(In thousands)
Amortized cost of collateral:
United States government-sponsored agency securities	$3,329,639	$2,849,947	$2,030,978
Mortgage-backed securities	5,937,758	5,224,648	3,198,768
REMICs	319,920	356,579	455,598

Total amortized cost of collateral	$9,587,317	$8,431,174	$5,685,344

Fair value of collateral:
United States government-sponsored agency securities	$3,195,765	$2,778,462	$2,008,710
Mortgage-backed securities	5,846,562	5,119,225	3,188,386
REMICs	296,661	332,532	434,249

Total fair value of collateral	$9,338,988	$8,230,219	$5,631,345

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
Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and had a projected benefit obligation of $8,352,000 at December 31, 2006 and $7,484,000 at December 31, 2005. Certain health care and life insurance benefits are provided to eligible retired employees (“other benefits”). Participants generally become eligible for retiree health care and life insurance benefits after ten years of service. The measurement date for year-end disclosure information is December 31 and the measurement date for net periodic benefit cost is January 1.
We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” as of December 31, 2006. This statement requires an employer to: (a) recognize in its statement of financial condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company as of December 31, 2008.
The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the statement of financial condition at December 31, 2006:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
	(In thousands)
Accrued expenses and other liabilities	$186,708	$1,030	$187,738
Total liabilities	30,575,205	1,030	30,576,325
Accumulated other comprehensive income	(48,533)	(1,030)	(49,563)
Total stockholders’ equity	4,931,286	(1,030)	4,930,256

The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

	Retirement Plans		Other Benefits
	2006	2005	2006	2005
		(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$90,093	$83,268	$36,254	$46,396
Benefit obligation assumed in Acquisition	13,515	—	—	—
Service cost	3,404	3,048	1,076	1,921
Interest cost	5,766	4,784	1,996	2,492
Plan amendments	(2,007)	1,884	—	(28,171)
Participant contributions	—	—	39	40
Actuarial (gain) loss	(1,008)	(176)	(1,257)	15,003
Benefits paid	(3,694)	(2,715)	(2,258)	(1,427)

Benefit obligation at end of year	106,069	90,093	35,850	36,254

Change in Plan Assets:
Fair value of plan assets at beginning of year	80,091	78,901	—	—
Assets received in Acquisition	12,503	—	—	—
Actual return on plan assets	9,725	3,411	—	—
Employer contribution	943	493	2,219	1,387
Participant contributions	—	—	39	40
Benefits paid	(3,694)	(2,715)	(2,258)	(1,427)

Fair value of plan assets at end of year	99,568	80,090	—	—

Funded Status	(6,501)	(10,003)	(35,850)	(36,254)
Unrecognized prior service cost	—	1,874	—	(27,193)
Unrecognized net actuarial loss	—	15,851	—	15,615

Prepaid (accrued) benefit cost	(6,501)	7,722	(35,850)	(47,832)

Amounts recognized in the consolidated statements of financial condition at December 31 consist of:

	Retirement Plans		Other Benefits
	2006	2005	2006	2005
		(In thousands)
Assets	$401	$13,090	$—	$—
Liabilities	(6,902)	(5,368)	(35,850)	(47,832)
Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	Retirement Plans		Other Benefits
	2006	2005	2006	2005
		(In thousands)
Net loss(gain)	$11,131	$—	$13,713	$—
Prior service cost(credit)	2,525	—	(25,628)	—

The accumulated benefit obligation for all defined benefit retirement plans was $92,063,000 and $76,096,000 at December 31, 2006 and 2005, respectively.
Net periodic benefit cost for the years ended December 31 included the following components:

	Retirement Plans			Other Benefits
	2006	2005	2004	2006	2005	2004
			(In thousands)
Net periodic benefit cost:
Service cost	$3,863	$3,048	$2,945	$1,076	$1,921	$2,120
Interest cost	6,452	4,784	4,527	1,996	2,492	2,318
Expected return on assets	(8,447)	(6,774)	(6,532)	—	—	—
Amortization of:
Net loss (gain)	943	435	59	645	621	(40)
Unrecognized prior service cost	168	25	(16)	(1,565)	(978)	—

Net periodic benefit cost	$2,979	$1,518	$983	$2,152	$4,056	$4,398

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 are $51,000 and $96,000, respectively. The estimated net loss and prior service cost for other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 is $575,000 and $1,600,000, respectively.
The following are the weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Retirement Plans			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.75%	6.25%	6.00%	5.75%	6.25
Expected return on assets	8.75	8.75	8.75	—	—	—
Rate of compensation increase.	4.25	4.25	4.75	—	—	—
The following are the weighted-average assumptions used to determine benefit obligations at December 31:

	Retirement Plans		Other Benefits
	2006	2005	2006	2005
Discount rate	6.00%	5.75%	5.75%	5.75%
Rate of compensation increase	4.25	4.25	—	—
The overall expected return on assets assumption is based on the historical performance of the pension fund. The average return over the past ten years was determined for the market value of assets, which is the value used in the calculation of annual net periodic benefit cost.

The assumed health care cost trend rate used to measure the expected cost of other benefits for 2007 was 9.25%. The rate was assumed to decrease gradually to 4.75% for 2013 and remain at that level thereafter. A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service cost and interest cost	$73	$(66)
Effect on other benefit obligations	1,547	(1,375)
The retirement plan’s weighted-average asset allocations by asset category were as follows at December 31:

Asset Category	2006	2005
Equity securities	60.9%	60.2%
Fixed Income	28.5	25.2
Cash	10.6	14.6

Total	100.0	100.0

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
Equity securities held by the Fund include Hudson City Bancorp, Inc. common stock in the amount of $9.7 million (11.1% of total plan assets) as of December 31, 2006, and $8.5 million (10.6% of total plan assets) as of December 31, 2005. This stock was purchased at an aggregate cost of $6.0 million using a cash contribution made by Hudson City in July 2003. Our plan may not purchase our common stock if the fair value of our common stock held by the plan equals or exceeds 10% of the fair value of plan assets. We review with the plan administrator the rebalancing of plan assets if the fair value our common stock held by the plan exceeds 20% of the fair value of the total plan assets.
We contributed $625,000 to the plan assets in 2006. We expect to contribute $2,100,000 during 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid under the current provisions of the plans.

	Retirement	Other
	Plans	Benefits
	(In thousands)
2007	$3,763	$2,242
2008	3,829	2,378
2009	4,103	2,595
2010	4,265	2,747
2011	4,633	2,955
2012 through 2016	31,491	17,249
     b) Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in Hudson City common stock that provides employees with the opportunity to receive an employer-funded retirement benefit based primarily on the value of Hudson City common stock. The ESOP was authorized to purchase 27,879,385 shares following our initial public offering and an additional 15,719,223 shares following our second-step conversion. The ESOP administrator did purchase, in aggregate, 43,598,608 shares of Hudson City common stock at an average price of $5.69 per share with loans from Hudson City Bancorp.
The combined outstanding loan principal at December 31, 2006 was $238.8 million. Those shares purchased were pledged as collateral for the loan and are released from the pledge for allocation to participants as loan payments are made. The loan will be repaid and the shares purchased will be allocated to employees in equal installments of shares over a forty-year period.
At December 31, 2006, shares allocated to participants were 7,035,589. For the plan year ending December 31, 2007, there are 962,185 shares that are committed to be released and will be allocated to participants at the end of the plan year. Unallocated ESOP shares held in suspense totaled 36,563,019 at December 31, 2006 and had a fair market value of $507.5 million. ESOP compensation expense for the years ended December 31, 2006, 2005 and 2004 was $16,157,000, $11,119,000, and $10,505,000, respectively.
The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP’s loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan. Compensation expense related to this plan amounted to $14,211,000, $6,560,000, and $4,173,000 in 2006, 2005, and 2004, respectively.

     c) Recognition and Retention Plans
Effective January 1, 2006, Hudson City Bancorp adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method. Expense for the recognition and retention plans (“RRP”) in the amount of the fair value of the common stock at the date of grant is recognized ratably over the vesting period. There was no material effect on the accounting for the RRP upon the adoption of SFAS No. 123(R). The unearned common stock held by the RRP within stockholders’ equity was reclassified to additional paid-in capital upon the adoption of SFAS No. 123(R).
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
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2006, common stock that had not been awarded totaled 13,625 shares. Expense attributable to the RRP amounted to $2.2 million, $3.6 million, and $9.0 million, net of related tax effects of $836,000, $1.4 million and $3.4 million for 2006, 2005, and 2004, respectively.
A summary of the status of the granted, but unvested shares under the RRP as of December 31, and changes during those years, is presented below:

	Resticted Stock Awards
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	951,761	$9.69	2,973,759	$4.66	5,601,236	$2.47
Granted	—	—	150,682	11.18	762,868	11.40
Vested	(410,910)	7.22	(2,172,680)	2.91	(3,390,345)	2.56

Outstanding at end of period	540,851	11.57	951,761	9.69	2,973,759	4.66

The per share weighted-average vesting date fair value of the shares vested during 2006, 2005, and 2004 was $13.44, $10.36, and $10.72.
     d) Stock Option Plans
We adopted the provisions of SFAS No. 123(R), using the modified prospective method. Stock-based compensation expense is recognized for new stock-based awards granted after January 1, 2006, awards modified, repurchased or cancelled after January 1, 2006, and the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 based upon the grant-date fair value of those awards. There was no impact of the adoption on previously reported periods, in accordance with the transition guidance in SFAS No. 123(R). Prior to January 1, 2006, Hudson City accounted for employee stock options and restricted stock grants using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, Hudson City did not recognize any stock-based compensation expense for employee stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
If Hudson City had accounted for all employee stock options and restricted stock granted prior to January 1, 2006 under the fair value based accounting method of SFAS No. 123, net income and earnings per share for the years ended December 31 would have been as follows:

	2005	2004
	(In thousands, except per share data)
Net income, as reported	$276,055	$239,266
Add: expense recognized for the recognition and retention plans, net of related tax effect	2,249	5,623
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	(3,738)	(8,939)

Pro forma net income	$274,566	$235,950

Basic As reported	$0.49	$0.41
Pro forma	0.48	0.41

Diluted: As reported	$0.48	$0.40
Pro forma	0.47	0.40
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2005	2004
Expected dividend yield	2.23%	1.69%
Expected volatility	21.57	19.66
Risk-free interest rate	3.64	3.05
Expected option life	5 years	5 years
Fair value of options granted	$2.20	$2.23
Each stock option granted entitles the holder to purchase one share of Hudson City’s common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options granted generally vest over a five year period from the date of grant and will expire no later than 10 years following the grant date. Under the Hudson City stock option plans existing prior to 2006, 36,323,960 shares of Hudson City Bancorp, Inc. common stock have been reserved for issuance. Directors and employees have been granted 36,503,507 stock options, including 207,106 shares previously issued, but forfeited by plan participants prior to exercise.
In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP Plan”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp, Inc., authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the SIP Plan. Initial grants were made pursuant to the SIP Plan for 7,960,000 options at an exercise price equal to the fair value of our common stock on the “grant date”, based on quoted market prices. Of these options, 4,400,000 have vesting periods ranging from one to five years and an expiration period of 10 years. The remaining 3,560,000 shares vest on December 31, 2008 if certain financial performance measures relating to efficiency and credit quality are met. We have determined it is probable these performance measures will be met and have therefore begun to record an expense for the entire SIP Plan. The performance options have an expiration period of 10 years.
The fair value of the option grants, for those grants awarded during the year 2006, were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during year 2006 was $2.71.

2006
Expected dividend yield	2.35%
Expected volatility	19.96%
Risk-free interest rate	4.98%
Expected option life	5.4 years
In total we have granted 44,463,507 stock options with 22,067,559 shares not granted. As a result of the adoption of SFAS No. 123(R), Hudson City recorded stock-based compensation expense related to its outstanding and unvested stock options in the amount of $3.8 million, net of related tax effect of $1.7 million, for the year ended December 31, 2006.
A summary of the status of the granted, but unexercised stock options as of December 31, and changes during those years, is presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	21,659,869	$4.21	22,425,161	$3.95	22,009,657	$2.53
Granted	7,960,000	12.76	496,930	11.17	3,305,393	11.93
Exercised	(2,629,621)	2.60	(1,247,475)	2.26	(2,886,042)	2.24
Forfeited	(10,259)	4.21	(14,747)	8.13	(3,847)	3.10

Outstanding at end of year	26,979,989	6.89	21,659,869	4.21	22,425,161	3.95

Shares issued upon the exercise of stock options are issued from treasury stock. Hudson City has an adequate number of treasury shares available for sale for future stock option exercises. The total intrinsic value of the options exercised during 2006, 2005 and 2004 was $26.8 million, $11.1 million, and $27.3 million, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2006:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
Number	Remaining	Average	Number	Average
Of Options	Contractual	Exercise	Of Options	Exercise
Outstanding	Life	Price	Exercisable	Price
12,347,659	3 years	$2.16	12,347,659	$2.16
235,283	4 years	3.09	235,283	3.09
411,801	4 years	3.40	411,801	3.40
820,736	4 years	3.59	820,736	3.59
283,051	5 years	4.20	195,208	4.20
689,440	5 years	5.53	689,440	5.53
242,964	6 years	5.96	128,828	5.96
206,480	6 years	6.35	206,480	6.35
448,840	7 years	10.33	179,536	10.33
485,389	8 years	11.17	95,543	11.17
371,890	7 years	11.91	148,745	11.91
2,476,456	7 years	12.22	591,344	12.22
7,960,000	9.5 years	12.76	—	—

26,979,989		6.89	16,050,603	3.14

The total intrinsic value of the options outstanding and options exercisable were $186.6 million and $172.4 million, respectively as of December 31, 2006. At December 31, 2006, unearned compensation costs related to all nonvested awards of options and restricted stock not yet recognized totaled $26.3 million, and will be recognized over a weighted-average period of approximately 1.55 years.
     e) Incentive Plans
A tax-qualified profit sharing and savings plan is maintained based on Hudson City’s profitability. All employees are eligible after one year of employment and the attainment of age 21. The expense was $1,600,000, $1,440,000, and $1,380,000 in 2006, 2005 and 2004, respectively.
Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria. Participants can elect cash payment or elect to defer the award until retirement. The expense related to these plans was $4,102,000, $5,742,000, and $2,988,000 in 2006, 2005 and 2004, respectively.

11. Income Taxes
Income tax expense (benefit) is summarized as follows for the years ended December 31:

	2006	2005	2004
		(In thousands)
Federal:
Current	$161,558	$160,263	$139,839
Deferred	(2,443)	(5,573)	(4,838)

Total federal	159,115	154,690	135,001

State:
Current	14,091	12,560	10,218
Deferred	(1,216)	(932)	(2,074)

Total state	12,875	11,628	8,144

Total income tax expense	$171,990	$166,318	$143,145

Not included in the above table are deferred income tax expense (benefits) of $9,763,000, ($37,003,000), and ($2,166,000) for 2006, 2005 and 2004, respectively, which represent the deferred income tax benefits of the changes in the net unrealized losses of securities available for sale.
The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

	2006	2005	2004
	(Dollars in thousands)
Income before income tax expense	$460,569	$442,373	$382,411
Statutory income tax rate	35%	35%	35

Computed expected income tax expense	161,199	154,831	133,844
State income taxes, net of federal income tax benefit	8,369	7,558	5,294
Tax-exempt interest	(51)	(67)	(71)
Incentive stock option expense	244	—	—
Dividends on allocated ESOP shares	(426)	(308)	(110)
ESOP fair market value adjustment	2,345	1,971	2,990
Other, net	310	2,333	1,198

Income tax expense	$171,990	$166,318	$143,145

     The net deferred tax asset consists of the following at December 31:

	2006	2005
	(In thousands)
Deferred tax asset:
Deferred loan origination fees	$1,329	$1,985
Postretirement benefits	20,502	20,028
Allowance for loan loss reserve	11,888	10,146
Mortgage premium amortization	6,787	5,417
Non-accrual interest income	254	156
Non-qualified benefit plans	21,807	15,999
Net unrealized loss on securities available for sale	33,517	43,283
Funded status of pension plan	6,633	—
ESOP expense	7,931	5,488
Fair value adjustment on mortgages recorded in Acquisition	4,719	—
Other	3,835	2,464

	119,202	104,966

Deferred tax liabilities:
Discount accretion	124	257
Retirement plan	5,268	5,282
Principal payments on ESOP loans	3,736	1,105
Fair value adjustments related to the Acquisition:
Core deposit intangible	5,395	—
Deposits	408	—
Buildings	2,232	—
Other	694	2,055

	17,857	8,699

Net deferred tax asset	$101,345	$96,267

The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management’s opinion, in view of Hudson City’s previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 2006 and 2005.
Retained earnings at December 31, 2006 included approximately $58.0 million for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for tax purposes. Under SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.
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

Carrying amounts of cash, due from banks and federal funds sold are considered to approximate fair value. The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows. For time deposits and borrowed funds, the fair value is estimated by discounting estimated future cash flows using currently offered rates. For deposit liabilities payable on demand, the fair value is the carrying value at the reporting date. There is no material difference between the fair value and the carrying amounts recognized with respect to our off-balance sheet commitments.
Other important elements that are not deemed to be financial assets or liabilities and, therefore, not considered in these estimates include the value of Hudson City’s retail branch delivery system, its existing core deposit base and banking premises and equipment.
The estimated fair value of Hudson City’s financial instruments are summarized as follows at December 31:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Assets:
Cash and due from banks	$125,630	$125,630	$97,672	$97,672
Federal funds sold	56,616	56,616	4,587	4,587
Investment securities held to maturity	1,533,969	1,502,934	1,534,216	1,508,055
Investment securities available for sale	4,379,615	4,379,615	3,962,511	3,962,511
Federal Home Loan Bank of New York stock	445,006	445,006	226,962	226,962
Mortgage-backed securities held to maturity	6,925,210	6,804,598	4,389,864	4,288,772
Mortgage-backed securities available for sale	2,404,421	2,404,421	2,520,633	2,520,633
Loans	19,083,617	19,235,250	15,036,709	15,183,250

Liabilities:
Deposits	13,415,587	13,424,527	11,383,300	11,376,587
Borrowed funds	16,973,000	17,069,882	11,350,000	11,237,494
13. Regulatory Matters
Hudson city Savings is subject to comprehensive regulation, supervision and periodic examination by the Office of Thrift Supervision (“OTS”). Deposits at Hudson City Savings are insured up to standard limits of coverage provided by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”).
OTS regulations require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Management believes that, as of December 31, 2006, Hudson City Savings met all capital adequacy requirements to which it is subject and would have been categorized as a well-capitalized institution under the prompt corrective action regulations.

The following is a summary of Hudson City Savings’ actual capital amounts and ratios as of December 31, 2006 and 2005, compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution:

			OTS Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2006
Tangible capital	$4,000,577	11.30%	$530,878	1.50%	n/a	n/a
Leverage (core) capital	4,000,577	11.30	1,415,674	4.00	$1,769,592	5.00%
Total-risk-based capital	4,031,202	30.99	1,040,513	8.00	1,300,642	10.00

December 31, 2005
Tangible capital	$4,129,937	14.68%	$422,069	1.50%	n/a	n/a
Leverage (core) capital	4,129,937	14.68	1,125,518	4.00	$1,406,897	5.00%
Total-risk-based capital	4,157,330	41.31	805,040	8.00	1,006,300	10.00
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
14. Commitments and Contingencies
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
At December 31, 2006, Hudson City Savings had fixed- and variable-rate first mortgage loan commitments to extend credit of approximately $121.7 million and $55.0 million, respectively, commitments to purchase fixed-rate first mortgage loans of $951.0 million, commitments to purchase variable rate mortgage-backed securities of $846.9 million and unused home equity, overdraft and commercial/construction lines of credit of approximately $140.5 million, $3.3 million, and $57.6 million, respectively. These commitment amounts are not included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the consolidated financial statements of Hudson City will not be materially affected as a result of such legal proceedings.

15. Parent Company Only Financial Statements
Set forth below are the condensed financial statements for Hudson City Bancorp, Inc.:
Statements of Financial Condition

	December 31, 2006	December 31, 2005
	(In thousands)
Assets:
Cash and due from subsidiary bank	$576,263	$894,128
Investment in subsidiary	4,116,112	4,067,146
ESOP loan receivable	238,846	240,958
Other assets	—	83

Total Assets	$4,931,221	$5,202,315

Liabilities and Stockholders’ Equity:
Accrued expenses	$965	$839
Total stockholders’ equity	4,930,256	5,201,476

Total Liabilities and Stockholders’ Equity	$4,931,221	$5,202,315

Statements of Income

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
Income:
Dividends received from subsidiary	$282,929	$259,329	$226,592
Interest on ESOP loan receivable	12,048	6,954	4,128
Interest on deposit with subsidiary	6,674	5,964	423

Total income	301,651	272,247	231,143

Expenses	1,273	1,733	673

Income before income tax expense and equity in undistributed earnings of subsidiary	300,378	270,514	230,470

Income tax expense	6,515	4,205	1,464

Income before equity in undistributed earnings of subsidiary	293,863	266,309	229,006

Equity in (overdistributed)undistributed earnings of subsidiary	(5,284)	9,746	10,260

Net Income	$288,579	$276,055	$239,266

Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash Flows from Operating Activities:
Net income	$288,579	$276,055	$239,266
Adjustments to reconcile net income to cash provided by operating activities:
Equity in overdistributed(undistributed) earnings of subsidiary	5,284	(9,746)	(10,260)
Decrease (increase) in other assets	83	(2)	14
Increase in accrued expenses	126	713	96

Net Cash Provided by Operating Activities	294,072	267,020	229,116

Cash Flows from Investing Activities:
Capital contribution to subsidiary	—	(3,000,000)	—
Loan to ESOP	—	(189,348)	—
Principal collected on ESOP loan	2,112	1,105	726

Net Cash Provided by (Used in) Investing Activities	2,112	(3,188,243)	726

Cash Flows from Financing Activities:
Proceeds from second-step conversion and stock offering, net	—	3,953,001	—
Purchases of treasury stock	(448,237)	(107,499)	(161,662)
Exercise of stock options	6,819	2,827	6,460
Cash dividends paid on unallocated ESOP shares	(11,257)	(7,636)	(5,120)
Cash dividends paid	(161,374)	(102,103)	(40,482)

Net Cash (Used in) Provided by Financing Activities	(614,049)	3,738,590	(200,804)

Net (Decrease) Increase in Cash Due from Bank	(317,865)	817,367	29,038

Cash Due from Bank at Beginning of Year	894,128	76,761	47,723

Cash Due from Bank at End of Year	$576,263	$894,128	$76,761

16. Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2006 and 2005.

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
Interest and dividend income	$359,688	$384,140	$422,045	$448,970
Interest expense	202,009	230,551	268,917	300,133

Net interest income	157,679	153,589	153,128	148,837
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	157,679	153,589	153,128	148,837

Non-interest income	1,264	1,455	1,669	1,903
Non-interest expense	38,285	38,515	40,588	41,567

Income before income tax expense	120,658	116,529	114,209	109,173
Income tax expense	45,430	43,361	43,238	39,961

Net income	$75,228	$73,168	$70,971	$69,212

Basic earnings per share	$0.14	$0.14	$0.13	$0.13

Diluted earnings per share	$0.13	$0.13	$0.13	$0.13

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Interest and dividend income	$253,619	$279,204	$313,787	$332,298
Interest expense	127,733	147,517	161,611	179,913

Net interest income	125,886	131,687	152,176	152,385
Provision for loan losses	65	—	—	—

Net interest income after provision for loan losses	125,821	131,687	152,176	152,385

Non-interest income	3,873	1,245	1,413	1,476
Non-interest expense	30,765	30,256	32,923	33,759

Income before income tax expense	98,929	102,676	120,666	120,102
Income tax expense	37,000	38,385	45,635	45,298

Net income	$61,929	$64,291	$75,031	$74,804

Basic earnings per share	$0.11	$0.11	$0.13	$0.13

Diluted earnings per share	$0.11	$0.11	$0.13	$0.13

17. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Year Ended December 31,
	2006			2005			2004
			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$288,579			$276,055			$239,266

Basic earnings per share:
Income available to common stockholders	$288,579	536,215	$0.54	$276,055	567,789	$0.49	$239,266	576,621	$0.41

Effect of dilutive common stock equivalents	—	10,576		—	13,274		—	16,380

Diluted earnings per share:
Income available to common stockholders	$288,579	546,791	$0.53	$276,055	581,063	$0.48	$239,266	593,001	$0.40

18. Recent Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”. This statement provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The application of SFAS No. 157 is not expected to have a material impact on our financial condition or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin “SAB” No. 108 which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The approaches used in practice to accumulate and quantify misstatements are referred to as the “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origination. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This can be accomplished by quantifying an error under both the rollover and iron curtain approaches and by evaluating the error measured under each approach. SAB No. 108 became effective for the Company as of December 31, 2006. The application of SAB No. 108 did not have a material impact on our financial condition or results of operations.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.
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
Hudson City’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.
Hudson City’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the company’s internal control over financial reporting as of December 31, 2006. This report appears on page 82.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “-Who Our Directors Are,” “-Our Directors Backgrounds,” “-Nominees for Election as Directors,” “-Continuing Directors,” “-Meetings of the Board of Directors and Its Committees,” “-Executive Officers,” “-Director Compensation,” “-Executive Officer Compensation,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on April 24, 2007 and is incorporated herein by reference.
Audit Committee Financial Expert
Information regarding the audit committee of the Company’s Board of Directors, including information regarding audit committee financial expert serving on the audit committee, is presented under the heading “Corporate Governance – Meetings of the Board of Directors and its Committees” in the Company’s

definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on April 24, 2007 and is incorporated herein by reference.
Code of Ethics
We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available free of charge by contacting Susan Munhall, Investor Relations, at (201) 967-8290.
Item 11. Executive Compensation.
Information regarding executive compensation is presented under the headings “Election of Directors-Director Compensation,” “ –Executive Officer Compensation,” “-Summary Compensation Table,” “Employment Agreements,” “Change of Control Agreements,” and “Benefit Plans” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on April 24, 2007 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on April 24, 2007 and is incorporated herein by reference. Information regarding equity compensation plans is presented in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be held on April 24, 2007, and incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on April 24, 2007 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is presented under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in Hudson City Bancorp’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on April 24, 2007 and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	The following consolidated financial statements are in Item 8 of this annual report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

•	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.
(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION
2.1	Amended and Restated Plan of Conversion and Reorganization of Hudson City, MHC, Hudson City Bancorp, Inc. and Hudson City Savings Bank (1)

2.2	Agreement and Plan of Merger by and between Hudson City Bancorp, Inc. and Sound Federal Bancorp, Inc. (2)

3.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (4)

4.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)

4.3	Form of Stock Certificate of Hudson City Bancorp, Inc. (3)

10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (Incorporating amendments No. 1,2,3,4,and 5) (5)

10.2	Profit Incentive Bonus Plan of Hudson City Savings Bank (5)

10.3	Form of One-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (3)

10.4	Form of Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (5)

10.5	Severance Pay Plan of Hudson City Savings Bank (3)

10.6	Hudson City Savings Bank Outside Directors Consultation Plan (3)

10.7	Hudson City Bancorp, Inc. 2000 Stock Option Plan (6)

10.8	Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan (6)

10.9	Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan (7)

10.10	Hudson City Bancorp, Inc. 2004 Employment Inducement Stock Program with Ronald E. Butkovich (8)

10.11	Hudson City Bancorp, Inc. 2004 Employment Inducement Stock Program with Christopher Nettleton (8)

10.12	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Ronald E. Hermance, Jr. (9)

10.13	Amended and Restated Employment Agreement between Hudson City Savings Bank and Ronald E. Hermance, Jr. (9)

10.14	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and John M. Tassillo (9)

10.15	Amended and Restated Employment Agreement between Hudson City Savings Bank and John M. Tassillo (9)

10.16	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Denis J. Salamone (9)

10.17	Amended and Restated Employment Agreement between Hudson City Savings Bank and Denis J. Salamone (9)

10.18	Executive Officer Annual Incentive Plan of Hudson City Savings Bank (9)

10.19	Amended and Restated Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

EXHIBIT	DESCRIPTION
10.20 10.21	Amended and Restated Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

Amended and Restated Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.22	Form of Amended and Restated Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.23	Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.24	Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.25	Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.26	Form of Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.27	Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (10)

10.28	Form of Hudson Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (11)

10.29	Form of Hudson Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (11)

10.30	Form of Hudson Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (11)

10.31	Benefit Maintenance Plan of Hudson City Savings Bank (11)

10.32	Summary of Material Terms of Directed Charitable Contribution Program (11)

10.33	Summary of Director Compensation (11)

11.1	Statement Re: Computation of Per Share Earnings*

21.1	Subsidiaries of Hudson City Bancorp, Inc.*

23.1	Consent of KPMG LLP (11)

31.1	Certification of Disclosure of Ronald E. Hermance, Jr.*

31.2	Certification of Disclosure of James C. Kranz*

32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

(1)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-122989 on Form S-3 filed with the Securities and Exchange Commission on February 25, 2005, as amended.

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2006.

(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.

(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2003.

(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on February 25, 2005.

(6)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.

(7)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

(8)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-114536 on Form S-8, filed with the Securities and Exchange Commission on April 16, 2004.

(9)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 14, 2006.

(10)	Incorporated herein by reference to the Proxy Statement No. 000-26001 filed with the Securities and Exchange Commission on April 28, 2006

(11)	Filed herewith (Submitted only with filing in electronic format).

(*)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on February 28, 2007.
Hudson City Bancorp, Inc.

By:	/s/ Ronald E. Hermance, Jr.	/s/ James C. Kranz
	Ronald E. Hermance, Jr.	James C. Kranz
	Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
	(Principal Executive Officer)	(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Ronald E. Hermance, Jr.	Director, Chairman, President and	February 28, 2007
Ronald E. Hermance, Jr.	Chief Executive Officer (principal executive officer)

/s/ Denis J. Salamone Denis J. Salamone	Director, Senior Executive Vice President and Chief Operating Officer	February 28, 2007

/s/ Michael W. Azzara	Director	February 28, 2007
Michael W. Azzara

/s/ William G. Bardel	Director	February 28, 2007
William G. Bardel

/s/ Scott A. Belair	Director	February 28, 2007
Scott A. Belair

/s/ Victoria H. Bruni	Director	February 28, 2007
Victoria H. Bruni

/s/ William J. Cosgrove	Director	February 28, 2007
William J. Cosgrove

/s/ Donald O. Quest	Director	February 28, 2007
Donald O. Quest

/s/ Joseph G. Sponholz	Director	February 28, 2007
Joseph G. Sponholz