Form 10-Q
period 2007-03-31
HUDSON CITY BANCORP INC
filed 2007-05-09
CIK 921847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2007

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
Yes ☐      No ☑
As of May 7, 2007, the registrant had 544,416,333 shares of common stock, $0.01 par value, outstanding.

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
•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	increases in competitive pressure among the financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes that may adversely affect our business;

•	applicable technological changes that may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives that may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, that may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with continued diversification of assets and adverse changes to credit quality;

•	difficulties associated with achieving expected future financial results; and

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations.
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

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2007	2006
(In thousands, except share and per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$105,031	$125,630
Federal funds sold	17,047	56,616

Total cash and cash equivalents	122,078	182,246
Securities available for sale:
Mortgage-backed securities	2,273,874	2,404,421
Investment securities	4,117,442	4,379,615
Securities held to maturity:
Mortgage-backed securities (fair value of $7,986,490 at March 31, 2007 and $6,804,598 at December 31, 2006)	8,086,955	6,925,210
Investment securities (fair value of $1,511,862 at March 31, 2007 and $1,502,934 at December 31, 2006)	1,533,978	1,533,969

Total securities	16,012,249	15,243,215
Loans	20,265,873	19,083,617
Deferred loan costs	20,000	16,159
Allowance for loan losses	(30,993)	(30,625)

Net loans	20,254,880	19,069,151
Federal Home Loan Bank of New York stock	514,441	445,006
Foreclosed real estate, net	2,625	3,161
Accrued interest receivable	218,063	194,229
Banking premises and equipment, net	74,791	73,929
Goodwill	151,792	150,831
Other assets	114,231	144,813

Total Assets	$37,465,150	$35,506,581

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing	$13,394,501	$12,917,286
Noninterest-bearing	519,814	498,301

Total deposits	13,914,315	13,415,587
Repurchase agreements	8,916,000	8,923,000
Federal Home Loan Bank of New York advances	9,600,000	8,050,000

Total borrowed funds	18,516,000	16,973,000
Accrued expenses and other liabilities	203,783	187,738

Total liabilities	32,634,098	30,576,325

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 546,976,092 shares outstanding at March 31, 2007 and 557,787,921 shares outstanding at December 31, 2006	7,415	7,415
Additional paid-in capital	4,560,464	4,553,614
Retained earnings	1,905,693	1,877,840
Treasury stock, at cost; 194,490,463 shares at March 31, 2007 and 183,678,634 shares at December 31, 2006	(1,380,801)	(1,230,793)
Unallocated common stock held by the employee stock ownership plan	(226,755)	(228,257)
Accumulated other comprehensive loss, net of tax	(34,964)	(49,563)

Total stockholders’ equity	4,831,052	4,930,256

Total Liabilities and Stockholders’ Equity	$37,465,150	$35,506,581

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands, except share and per share data)
Interest and Dividend Income:
First mortgage loans	$269,682	$209,187
Consumer and other loans	6,892	3,514
Mortgage-backed securities held to maturity	95,517	53,622
Mortgage-backed securities available for sale	28,291	28,161
Investment securities held to maturity	18,613	18,631
Investment securities available for sale	50,835	42,557
Federal Home Loan Bank of New York stock	7,472	2,508
Federal funds sold	2,345	1,508

Total interest and dividend income	479,647	359,688

Interest Expense:
Deposits	141,963	89,364
Borrowed funds	181,230	112,645

Total interest expense	323,193	202,009

Net interest income	156,454	157,679
Provision for Loan Losses	300	—

Net interest income after provision for loan losses	156,154	157,679

Non-Interest Income:

Service charges and other income	1,550	1,264

Non-Interest Expense:
Compensation and employee benefits	25,748	26,352
Net occupancy expense	7,209	5,512
Federal deposit insurance assessment	441	424
Computer and related services	666	597
Other expense	7,033	5,400

Total non-interest expense	41,097	38,285

Income before income tax expense	116,607	120,658
Income Tax Expense	45,364	45,430

Net income	$71,243	$75,228

Basic Earnings Per Share	$0.14	$0.14

Diluted Earnings Per Share	$0.13	$0.13

Weighted Average Number of Common Shares Outstanding:
Basic	518,416,987	548,957,071
Diluted	529,034,187	561,308,749
See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,553,614	4,533,329
Unvested RRP awards reclassified as additonal paid-in-capital	—	(2,815)
Stock option plan expense	3,064	523
Tax benefit from stock plans	1,451	4,107
Allocation of ESOP stock	1,799	1,553
Vesting of RRP stock	536	642

Balance at end of period	4,560,464	4,537,339

Retained Earnings:
Balance at beginning of year	1,877,840	1,759,492
Net Income	71,243	75,228
Dividends paid on common stock ($0.08 and $0.075 per share, respectively)	(41,704)	(41,373)
Exercise of stock options	(1,686)	(4,433)

Balance at end of period	1,905,693	1,788,914

Treasury Stock:
Balance at beginning of year	(1,230,793)	(798,232)
Purchase of common stock	(153,083)	(118,993)
Exercise of stock options	3,075	8,661

Balance at end of period	(1,380,801)	(908,564)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(228,257)	(234,264)
Allocation of ESOP stock	1,502	1,502

Balance at end of period	(226,755)	(232,762)

Unallocated common stock held by the RRP:
Balance at beginning of year	—	(2,815)
Unvested RRP awards reclassified as additonal paid-in-capital	—	2,815

Balance at end of period	—	—

Accumulated other comprehensive loss:
Balance at beginning of year	(49,563)	(63,449)
Unrealized holding gains(losses) arising during period, net of tax expense (benefit) of $10,083 and ($11,357) in 2007 and 2006, respectively	14,599	(16,454)

Balance at end of period	(34,964)	(79,903)

Total Stockholders’ Equity	$4,831,052	$5,112,439

Summary of comprehensive income
Net income	$71,243	$75,228
Other comprehensive income(loss), net of tax	14,599	(16,454)

Total comprehensive income	$85,842	$58,774

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three months
	Ended March 31,
	2007	2006
	(In thousands)
Cash Flows from Operating Activities:
Net income	$71,243	$75,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	5,487	4,522
Provision for loan losses	300	—
Share-based compensation, including committed ESOP shares	6,901	4,220
Deferred tax benefit (expense)	6,139	(7,256)
Increase in accrued interest receivable	(23,834)	(13,212)
Decrease in other assets	12,380	2,521
Increase in accrued expenses and other liabilities	16,045	50,852

Net Cash Provided by Operating Activities	94,661	116,875

Cash Flows from Investing Activities:
Originations of loans	(653,120)	(547,469)
Purchases of loans	(1,077,702)	(811,192)
Principal payments on loans	544,166	382,281
Principal collection of mortgage-backed securities held to maturity	268,687	154,864
Purchases of mortgage-backed securities held to maturity	(1,431,636)	(567,021)
Principal collection of mortgage-backed securities available for sale	179,322	144,129
Purchases of mortgage-backed securities available for sale	(38,261)	(255,483)
Proceeds from maturities and calls of investment securities available for sale	575,000	—
Purchases of investment securities available for sale	(300,000)	(50,000)
Purchases of Federal Home Loan Bank of New York stock	(78,750)	(47,250)
Redemption of Federal Home Loan Bank of New York stock	9,315	—
Purchases of premises and equipment, net	(3,330)	(4,011)
Net proceeds from sale of foreclosed real estate	1,699	743

Net Cash Used in Investment Activities	(2,004,610)	(1,600,409)

Cash Flows from Financing Activities:
Net increase in deposits	498,728	138,408
Proceeds from borrowed funds	2,900,000	1,750,000
Principal payments on borrowed funds	(1,357,000)	(250,000)
Dividends paid	(41,704)	(41,373)
Purchases of treasury stock	(153,083)	(118,993)
Exercise of stock options	1,389	4,228
Tax benefit from stock plans	1,451	4,107

Net Cash Provided by Financing Activities	1,849,781	1,486,377

Net (Decrease) Increase in Cash and Cash Equivalents	(60,168)	2,843
Cash and Cash Equivalents at Beginning of Year	182,246	102,259

Cash and Cash Equivalents at End of Period	$122,078	$105,102

Supplemental Disclosures:
Interest paid	$318,855	$197,326

Loans transferred to foreclosed real estate	$1,163	$703

Income tax (refunds) payments	$(768)	$2,034

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
Plan of Conversion and Reorganization
On June 7, 2005, Hudson City Bancorp, Hudson City Savings and Hudson City, MHC reorganized from a two-tier mutual holding company structure to a stock holding company structure, and Hudson City Bancorp completed a stock offering, all in accordance with a Plan of Conversion and Reorganization (the “Plan”). Under the terms of the Plan, Hudson City, MHC merged into Hudson City Bancorp and the shares of Hudson City Bancorp common stock owned by Hudson City, MHC were cancelled. Shares of common stock representing the ownership interest of the Mutual Holding Company were sold in the stock offering. In accordance with the Plan, we also affected a stock split pursuant to which shares were converted into the right to receive new shares of Hudson City Bancorp common stock determined pursuant to an exchange ratio.
Acquisition of Sound Federal
On July 14, 2006, we completed the acquisition of Sound Federal Bancorp (the “Acquisition”), for $20.75 per share in cash, representing an aggregate transaction value of approximately $265 million. As a result of the Acquisition, we added $1.21 billion in assets, fair value of approximately $1.18 billion, and $1.06 billion in deposits, fair value of approximately $1.05 billion. The Acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at their fair values at the consummation date. Related operating results are included in our consolidated financial statements for periods after the consummation date. The excess of the total acquisition cost over the fair value of the net assets acquired, or “goodwill”, totaled $151.8 million and was recognized as an intangible asset at the consummation date. Also as a result of the Acquisition, we recorded a core deposit intangible of $13.7 million, which is included in the line item “Other Assets” in the Statement of Financial Condition.
2. Basis of Presentation
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2007. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s December 31, 2006 Annual Report on Form 10-K.
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2007			2006
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$71,243			$75,228

Basic earnings per share:
Income available to common stockholders	$71,243	518,417	$0.14	$75,228	548,957	$0.14

Effect of dilutive common stock equivalents	—	10,617		—	12,352

Diluted earnings per share:
Income available to common stockholders	$71,243	529,034	$0.13	$75,228	561,309	$0.13

4. Stock Repurchase Programs
Under our previously announced stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock, which may be reissued for general corporate use. During the three months ended March 31, 2007, we purchased 11,268,300 shares of our common stock at an aggregate cost of $153.1 million. As of March 31, 2007, there remained 33,045,700 shares to be purchased under the existing stock repurchase programs.
5. Postretirement Plans
The Company maintains non-contributory retirement and post-retirement plans to cover employees hired prior to August 1, 2005, including retired employees, who have met the eligibility requirements of the plans. Benefits under the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and compensation. Funding of the qualified retirement plan is actuarially determined on

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, which is maintained for certain employees, is unfunded.
In 2005, we limited participation in the non-contributory retirement plan and the post-retirement benefit plan to those employees hired on or before July 31, 2005. We also placed a cap on paid medical expenses at the 2007 rate, beginning in 2008, for those eligible employees who retire after December 31, 2005. Participation in the Sound Federal retirement plans and the accrual of benefits for such plans were frozen as of the acquisition date.
The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended March 31,
	Retirement Plans		Other Benefits
	2007	2006	2007	2006
	(In thousands)
Service cost	$810	$802	$268	$269
Interest cost	1,569	1,269	525	510
Expected return on assets	(2,034)	(1,718)	—	—
Amortization of:
Net loss	37	130	144	167
Unrecognized prior service cost	69	35	(391)	(391)

Net periodic benefit cost	$451	$518	$546	$555

We made no contributions to the pension plans during the first quarter of 2007 or 2006.
6. Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	Three Months Ended March 31,
	2007		2006
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	26,979,989	$6.89	21,659,869	$4.21
Granted	3,127,500	13.78	—	—
Exercised	(456,471)	3.04	(1,531,211)	2.76
Forfeited	(66,740)	—	(6,412)	4.21

Outstanding at end of period	29,584,278	7.68	20,122,246	4.32

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP Plan”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp, Inc. (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
stock, pursuant to the SIP Plan. Initial grants (the “2006 grants”) were made pursuant to the SIP Plan for 7,960,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 4,400,000 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 3,560,000 shares have vesting periods ranging from two to three years if certain financial performance measures are met. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2006 grants.
In January 2007, the Committee authorized a second grant (the “2007 grants”) pursuant to the SIP Plan for 3,127,500 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 2,992,500 will vest on January 26, 2010 if certain financial performance measures are met. The remaining 135,000 options will vest on January 26, 2008. The 2007 grants have an expiration period of ten years. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2007 grants.
The fair value of the 2007 grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during the three months ended March 31, 2007 was $2.87.

2007
Expected dividend yield	2.32%
Expected volatility	19.38%
Risk-free interest rate	4.87%
Expected option life	5.4 years
Compensation expense related to our outstanding stock options amounted to $3.1 million and $523,000 for the three months ended March 31, 2007 and 2006, respectively.
7. Income Taxes
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of January 1, 2007 (the date of adoption), the Company had unrecognized tax benefits of $1.7 million as a result of tax positions taken during prior periods, all of which would affect the Company’s effective tax rate if recognized. As of March 31, 2007, the Company had a total of $1.9 million of unrecognized tax benefits. Accrued penalties and interest on these tax positions was approximately $227,000 at January 1, 2007. Estimated penalties and interest are included in income tax expense. The Company’s tax returns for the years 2002 through 2006 are subject to examination by various tax jurisdictions. The adoption of FASB Interpretation No. 48 did not result in any adjustments to retained earnings at January 1, 2007.
8. Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 155”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity (1) also adopts all of the requirements of SFAS No. 157, “Fair Value Measurements,” (2) has not yet issued financial statements for any interim period for the fiscal year of adoption, and (3) chooses early adoption within 120 days of the beginning of the fiscal year of adoption. We did not early adopt SFAS No.159 as of January 1, 2007 and, therefore, will adopt the standard as of January 1, 2008. The impact of our adoption of SFAS No. 159 on our financial condition and results of operations is not presently determinable.
In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative–effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We do not expect our adoption of SFAS No. 157 to have a material impact on our financial condition or results of operations.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We continue to focus our efforts on growing our franchise through the origination and purchase of one- to four-family mortgage loans and branch expansion. We have been able to grow our assets by 5.5% to $37.47 billion at March 31, 2007 from $35.51 billion at December 31, 2006, while maintaining strong credit quality. Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and total non-interest income, was 26.01% at March 31, 2007. The growth in our assets was funded by growth in deposit accounts and by increased borrowings.
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
The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) left the overnight lending rate unchanged at 5.25% at their regularly scheduled meetings during the first quarter of 2007. Market interest rates resulted in an inverted U.S. Treasury yield curve during the second half of 2006, which has continued into the first quarter of 2007. Short-term interest rates have remained stable since the second half of 2006 after increasing during the first half of 2006. As a result, short-term interest rates were higher in the first quarter of 2007 when compared to the first quarter of 2006. This market interest rate scenario has had a negative impact on our net interest margin and, as a result, on our net interest income, as the yields on our interest-earning assets have increased less than the costs of our interest-bearing liabilities. Net interest income decreased $1.2 million to $156.5 million for the first quarter of 2007. Our net interest rate spread decreased 38 basis points to 1.10% for the first quarter of 2007 as compared to the first quarter of 2006 and our net interest margin decreased 47 basis points to 1.70% for those same periods. As interest rates change in the future, our interest-bearing liabilities will reprice to current market interest rates faster than our interest-earning assets.
Loans increased $1.19 billion to $20.26 billion at March 31, 2007 from $19.07 billion at December 31, 2006. The increase is a result of our continued origination and purchase of residential mortgages loans. These new loans were originated at slightly higher interest rates than the yields on our existing loan portfolio. Non-performing loans as a percentage of total loans was 0.17% at March 31, 2007 compared with 0.16% at December 31, 2006.
Total securities increased $769.0 million to $16.01 billion at March 31, 2007 from $15.24 billion at December 31, 2006. The increase in securities was primarily due to purchases of mortgage-backed securities of $1.47 billion, partially offset by principal collections on mortgage-backed securities of $448 million.

Deposits increased $498.7 million to $13.91 billion at March 31, 2007 from $13.42 billion at March 31, 2006. The increase in deposits was attributable to growth in our time deposits and money market accounts. The increase in these accounts was a result of our competitive pricing strategies that focused on attracting these types of deposits as well as customer preferences for time deposits rather than other types of deposit accounts.
Borrowed funds increased $1.55 billion to $18.52 billion at March 31, 2007 from $16.97 billion at December 31, 2006. The increase in borrowed funds was the result of $2.90 billion of new borrowings at a weighted-average rate of 4.31%, partially offset by repayments of $1.36 billion.
Comparison of Financial Condition at March 31, 2007 and December 31, 2006
During the first quarter of 2007, our total assets increased $1.96 billion, or 5.5%, to $37.47 billion at March 31, 2007 from $35.51 billion at December 31, 2006. Loans increased $1.19 billion, or 6.2%, to $20.26 billion at March 31, 2007 from $19.07 billion at December 31, 2006 due to continued loan purchase activity as well as our focus on the origination of one-to-four family first mortgage loans in New Jersey, New York and Connecticut. For the first quarter of 2007, we purchased first mortgage loans of $1.08 billion and originated first mortgage loans of $563.2 million, compared with purchases of $811.2 million and originations of $518.6 million for the comparable period in 2006. The larger volume of purchases of mortgage loans during the first quarter of 2007 allowed us to continue to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model.
Our first mortgage loan originations and purchases were substantially in one-to four-family mortgage loans. Approximately 37.0% of mortgage loan originations were variable-rate loans. Substantially all purchased mortgage loans were fixed-rate loans since variable-rate loans available for purchase are typically outside of our defined geographic parameters and include features, such as option ARM’s, that do not meet our underwriting standards. At March 31, 2007, fixed-rate mortgage loans accounted for 81.8% of our first mortgage loan portfolio compared with 81.0% at December 31, 2006.
Total mortgage-backed securities increased $1.03 billion to $10.36 billion at March 31, 2007 from $9.33 billion at December 31, 2006. This increase in total mortgage-backed securities resulted from $1.47 billion in purchases of securities, all of which are issued by a U.S. government agency or U.S. government-sponsored enterprise. Of these purchases, approximately 98.6% were variable-rate instruments (adjustable annually) or hybrid instruments (adjustable annually after fixed periods of three to seven years). At March 31, 2007, variable-rate mortgage-backed securities accounted for 73.1% of our portfolio compared with 69.6% at December 31, 2006. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy.
Accrued interest receivable increased $23.8 million, primarily due to increased balances in loans and investments. The $30.6 million decrease in other assets was primarily due to a decrease of $16.2 million in deferred tax assets.
Total liabilities increased $2.05 billion, or 6.7%, to $32.63 billion at March 31, 2007 compared with $30.58 billion at December 31, 2006. Borrowed funds increased $1.55 billion, or 9.1%, to $18.52 billion at March 31, 2007 from $16.97 billion at December 31, 2006. The increase in borrowed funds was the result of $2.90 billion of new borrowings at a weighted-average rate of 4.31%, partially offset by repayments of $1.36 billion. The new borrowings have final maturities of ten years and initial reprice dates ranging from one to three years. The additional borrowed funds were used primarily to fund our asset growth. Borrowed funds at March 31, 2007 were comprised of $8.92 billion of securities sold under agreements to repurchase and $9.60 billion of Federal Home Loan Bank advances.
Total deposits increased $498.7 million, or 3.7%, during the first quarter of 2007, due primarily to a $569.6 million increase in total time deposits, and a $50.4 million increase in our money market accounts. These increases were partially offset by a $142.8 million decrease in our interest-bearing transaction accounts, due primarily to customers shifting deposits to short-term time deposits. We continued to experience increased competitive pressure during the first quarter of 2007 with respect to the pricing of short-term deposits in the New York metropolitan area. The increase in time deposits reflects our competitive pricing of these deposits and customer preference for short-term time deposits.
Other liabilities increased to $203.8 million at March 31, 2007 as compared to $187.7 million at December 31, 2006. The increase is the result of an increase in accrued income taxes of $34.0 million partially offset by a decrease in accrued expenses of $21.9 million.
Total stockholders’ equity decreased $99.2 million to $4.83 billion at March 31, 2007 from $4.93 billion at December 31, 2006. The decrease was primarily due to repurchases of 11,268,300 shares of outstanding common stock at an aggregate cost of $153.1 million and cash dividends paid to common stockholders of $41.7 million. These decreases to stockholders’ equity were partially offset by net income of $71.2 million for the first quarter of 2007. Further offsetting the decrease to stockholders’ equity was a $14.6 million decrease in our accumulated other comprehensive loss primarily due to lower market interest rates increasing the market value of our available for sale securities.
As of March 31, 2007, 33,045,700 shares were available for repurchase under our existing stock repurchase program. At March 31, 2007, our stockholders’ equity to asset ratio was 12.89% compared with 13.89% at December 31, 2006. For the first quarter of 2007, the ratio of average stockholders’ equity to average assets was 13.50% compared with 17.99% for the first quarter of 2006. The decrease reflected our strategy to grow assets, repurchase our common stock and pay dividends. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.47 at March 31, 2007 and $9.45 at December 31, 2006. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from stockholders’ equity, was $9.15 as of March 31, 2007 and $9.13 at December 31, 2006.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended March 31, 2007 and 2006. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2007				2006
	Average		Average		Average		Average
	Balance	Interest	Yield/Cost (4)		Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
First mortgage loans, net (1)	$19,014,206	$269,682	5.67%		$15,162,365	$209,187	5.52%
Consumer and other loans	423,536	6,892	6.51		242,588	3,514	5.79
Federal funds sold	179,622	2,345	5.29		140,093	1,508	4.37
Mortgage-backed securities at amortized cost	9,801,089	123,808	5.05		7,157,847	81,783	4.57
Federal Home Loan Bank stock	472,986	7,472	6.32		247,920	2,508	4.05
Investment securities, at amortized cost	5,915,167	69,448	4.70		5,592,877	61,188	4.38

Total interest-earning assets	35,806,606	479,647	5.36		28,543,690	359,688	5.04

Noninterest-earnings assets	588,193				307,306

Total Assets	$36,394,799				$28,850,996

Interest-bearing liabilities:
Savings accounts	$797,961	1,829	0.93		$796,279	1,943	0.99
Interest-bearing transaction accounts	2,012,707	16,717	3.37		3,404,928	28,081	3.34
Money market accounts	934,900	8,156	3.54		426,629	1,993	1.89
Time deposits	9,431,588	115,261	4.96		6,344,647	57,347	3.67

Total interest-bearing deposits	13,177,156	141,963	4.37		10,972,483	89,364	3.30

Repurchase agreements	8,920,900	89,431	4.07		8,149,444	73,828	3.67
Federal Home Loan Bank of New York advances	8,673,889	91,799	4.29		3,922,389	38,817	4.01

Total borrowed funds	17,594,789	181,230	4.18		12,071,833	112,645	3.78

Total interest-bearing liabilities	30,771,945	323,193	4.26		23,044,316	202,009	3.56

Noninterest-bearing liabilities:
Noninterest-bearing deposits	486,934				438,190
Other noninterest-bearing liabilities	221,225				179,056

Total noninterest-bearing liabilities	708,159				617,246

Total liabilities	31,480,104				23,661,562
Stockholders’ equity	4,914,695				5,189,434

Total Liabilities and Stockholders’ Equity	$36,394,799				$28,850,996

Net interest income/net interest rate spread (2)		$156,454	1.10%			$157,679	1.48%

Net interest-earning assets/net interest margin (3)	$5,034,661		1.70%		$5,499,374		2.17%

Ratio of interest-earning assets to interest-bearing liabilities			1.16	x			1.24	x

(1)	Average balance includes non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	At March 31, 2007, the weighted-average rate on our outstanding interest-earning assets, other than our FHLB stock, was as follows: first mortgage loans, 5.82%, consumer and other loans, 6.47%, federal funds sold, 5.25%, mortgage-backed securities, 5.27%, investment securities, 4.77%. At March 31, 2007, the weighted-average rate on our outstanding interest-bearing liabilities was as follows: savings accounts, 0.92%, interest-bearing transaction accounts, 3.29%, money market accounts, 3.67%, time deposits, 4.97%, borrowed funds, 4.16%.

General. Net income was $71.2 million for the first quarter of 2007, a decrease of $4.0 million, or 5.3%, compared with net income of $75.2 million for the first quarter of 2006. Basic and diluted earnings per common share were $0.14 and $0.13, respectively, for the first quarter of both 2007 and 2006. For the three months ended March 31, 2007, our annualized return on average stockholders’ equity was 5.80%, unchanged from the first quarter of 2006. Our annualized return on average assets for the first quarter of 2007 was 0.78% as compared to 1.04% for the first quarter of 2006. The decrease in the annualized return on average assets reflected our balance sheet growth during a period of narrowing net interest rate spreads and an inverted market yield curve.
Interest and Dividend Income. Total interest and dividend income increased $119.9 million, or 33.3%, to $479.6 million for the first quarter of 2007 as compared to $359.7 million for the first quarter of 2006. The increase in total interest and dividend income was primarily due to a $7.27 billion, or 25.5%, increase in the average balance of total interest-earning assets to $35.81 billion for the first quarter of 2007 compared with $28.54 billion for the first quarter of 2006. The increase in interest and dividend income was also partially due to an increase of 32 basis points in the annualized weighted-average yield on total interest-earning assets to 5.36% for the first quarter of 2007 from 5.04% for the same quarter in 2006. The increase in the annualized weighted-average yield reflected the purchase of securities and the repricing of variable-rate mortgage-backed securities as short-term interest rates increased during 2006.
Interest and fees on mortgage loans increased $60.5 million to $269.7 million for the three months ended March 31, 2007 as compared to the same period in 2006, primarily due to a $3.85 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on the growth of our mortgage loan portfolio. The increase in mortgage loan income was also due to a 15 basis point increase in the annualized weighted-average yield to 5.67%, reflecting the origination and purchase of mortgage loans during the period of slightly rising market interest rates in 2006 coupled with our strategy of competitively pricing our mortgage loan products.
Interest income on mortgage-backed securities increased $42.0 million to $123.8 million for the three months ended March 31, 2007 as compared to $81.8 million for the same period in 2006. This increase was due to a $2.64 billion increase in the average balance of total mortgage-backed securities, due primarily to the purchase of variable-rate securities to complement our purchases of fixed-rate mortgage loans. The increase in income was also due to a 48 basis point increase in the annualized weighted-average yield to 5.05% for the three months ended March 31, 2007 as compared to the same period in 2006. The increase in the average yield is due primarily to the purchase of mortgage-backed securities during 2006 and 2007 at a higher yield than the yields earned on our existing mortgage-backed portfolio due to higher market interest rates. In addition, our variable-rate mortgage-backed securities repriced to higher interest rates based on the higher short-term market interest rates.
Interest on investment securities increased $8.2 million to $69.4 million during the first quarter of 2007 as compared to $61.2 million for the first quarter of 2006. This increase was due primarily to a $322.3 million increase in the average balance of investment securities to $5.92 billion. The increase in interest on investment securities was also due to a 32 basis point increase in the annualized weighted-average yield to 4.70%, reflecting purchases of securities during this period of rising interest rates.
Interest Expense. Total interest expense increased $121.2 million, or 60.0%, to $323.2 million for the first quarter of 2007 from $202.0 million for the first quarter of 2006. This increase was due to a $7.73 billion, or 33.6%, increase in the average balance of total interest-bearing liabilities to $30.77 billion for the first quarter of 2007 compared with $23.04 billion for the first quarter of 2006. This increase in total interest-bearing liabilities was used to fund asset growth. The increase in total interest expense was also due to a 70 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 4.26% for the three months ended March 31, 2007 as compared to 3.56% for the three months ended March 31, 2006. The increase in the average cost reflected the growth and re-pricing of our interest-bearing liabilities during the rising short-term interest rate environment experienced during the first half of 2006. The increase in the cost of our interest-bearing liabilities reflected this rising short-term interest rate environment, affecting our deposits and borrowed funds, a very competitive environment for deposits and the shift within our deposits to higher costing short-term time deposits. Time deposits accounted for 71.6% of the average balance of interest-bearing deposits compared to 57.8% for the first quarter of 2006.
Interest expense on our time deposit accounts increased $58.0 million to $115.3 million for the first quarter of 2007 as compared to $57.3 million for the first quarter of 2006. This increase was due to a 129 basis point increase in the annualized weighted-average cost to 4.96% and a $3.09 billion increase in the average balance of time deposit accounts to $9.43 billion. Interest expense on money market accounts increased $6.2 million due to a 165 basis point increase in the annualized weighted-average cost, reflecting increases in short-term interest rates and the competitive pricing of this product, and a $508.3 million increase in the average balance to $934.9 million. Interest expense on our interest-bearing transaction accounts decreased $11.4 million to $16.7 million primarily due to a $1.39 billion decrease in the average balance to $2.01 billion, reflecting customer preferences for short-term time deposit products.
Interest expense on borrowed funds increased $68.6 million to $181.2 million primarily due to a $5.52 billion increase in the average balance of borrowed funds and a 40 basis point increase in the annualized weighted-average cost of borrowed funds to 4.18%. The increase in borrowed funds was the result of $2.9 billion of new borrowings at a weighted-average rate of 4.31%, partially offset by repayments of $1.36 billion with a weighted-average rate of 3.37%. The new borrowings have final maturities of ten years and initial reprice dates ranging from one to three years. Borrowed funds were used primarily to fund the growth in interest-earning assets.
Net Interest Income. Net interest income decreased $1.2 million, or 0.8%, to $156.5 million for the first quarter of 2007 compared with $157.7 million for the first quarter of 2006. Our net interest rate spread decreased 38 basis points to 1.10% for the first quarter of 2007 from 1.48% for the comparable period in 2006. Our net interest margin decreased 47 basis points to 1.70% for the first quarter of 2007 from 2.17% for the comparable period in 2006. The increase in the cost of our interest-bearing liabilities reflected the rising interest rate environment affecting our deposits and borrowed funds, the competitive pricing pressures of operating in the New York Metropolitan area, the shift within our deposits to higher costing short-term deposits and the increase in interest rates due to the call and subsequent re-borrowing of borrowed funds.
Changes in market interest rates resulted in an inverted U.S. Treasury yield curve during 2006, which has continued into the first quarter of 2007. This market interest rate scenario has had a negative impact on our net interest margin and, as a result, on our net interest income, as the yields on our interest-earning assets have increased less than the costs of our interest-bearing liabilities. As interest rates change in the future our interest-bearing liabilities will reprice to current market interest rates faster than our interest-earnings assets.
Provision for Loan Losses. The provision for loan losses amounted to $300,000 for the quarter ended March 31, 2007 compared to no provision for loan losses for the quarter ended March 31, 2006. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, amounted to $34.2 million at March 31, 2007 and $30.0 million at December 31, 2006. The ratio of non-performing loans to total loans was 0.17% at March 31, 2007 compared with 0.16% at December 31, 2006. We recorded a provision for loan losses in the first quarter of 2007 primarily due to the growth in the loan portfolio. The allowance for loan losses amounted to $31.0 million and $30.6 million at March 31, 2007 and December 31, 2006, respectively. We recorded net recoveries of $67,000 for the first quarter of 2007, compared to net recoveries of $500 for the first quarter of 2006. The allowance for loan losses as a percent of total loans was 0.15% at March 31, 2007 compared with 0.16% at December 31, 2006. The ratio of the allowance for loan losses to non-performing loans was 90.61% at March 31, 2007 compared with 102.09% at December 31, 2006.
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
Non-Interest Income. Total non-interest income was $1.6 million for the first quarter of 2007 compared with $1.3 million for the first quarter of 2006. The increase in non-interest income is primarily due to an increase in service charges on deposits as a result of deposit account growth.
Non-Interest Expense. Total non-interest expense increased $2.8 million, or 7.3%, to $41.1 million for the first quarter of 2007 from $38.3 million for the first quarter of 2006. The increase is primarily due to increases of $1.7 million in net occupancy expense and $1.6 million in other non-interest expense. The increase in net occupancy expense is the result of seven de-novo branches opened during 2006 and the addition of 14 branches from Sound Federal in July 2006. The increase in other non-interest expense is also due primarily to branch expansion as well as growth in the existing franchise. These increases were partially offset by a $604,000 decrease in compensation and employee benefits. This decrease was due primarily to a $2.8 million decrease in expense related to the ESOP Restoration Plan partially offset by a $2.6 million increase in expense related to stock option grants. The decrease in expense due to the ESOP Restoration Plan was due to the retirement of a former executive officer and the election of a participant to receive a future cash payment in lieu of participation in the plan. Our efficiency ratio was 26.01% for the first quarter of 2007 as compared to 24.09% for the first quarter of 2006. Our ratio of non-interest expense to average total assets for the first quarter of 2007 was 0.45% as compared to 0.53% for the first quarter of 2006.
Income Taxes. Income tax expense amounted to $45.4 million for the three-month period ended March 31, 2007, substantially unchanged from the first quarter of 2006. Our effective tax rate for the first quarter of 2007 was 38.9% compared with 37.7% for the first quarter of 2006. The increase in the effective tax rate was due primarily to a change in the New Jersey tax code that eliminated the dividends received deduction for dividends paid by our real estate investment trust subsidiary to its parent company.
Liquidity and Capital Resources
The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan and security purchases, deposit withdrawals, repayment of borrowings and operating expenses. Our primary sources of funds are deposits, borrowings, the proceeds from principal and interest payments on loans and mortgage-backed securities, the maturities and calls of investment securities and funds provided by our operations. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the receipt of these sources of funds. Our membership in the FHLB provides us access to additional sources of borrowed funds, which is generally limited to approximately twenty times the amount of FHLB stock owned. We also have the ability to access the capital markets from time to time, depending on market conditions.
Our investment policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At March 31, 2007, our primary liquidity ratio was 37.9% compared with 39.0% at December 31, 2006.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $653.1 million and purchased $1.08 billion of loans during the first quarter of 2007 as compared to $547.5 million and $811.2 million during the first quarter of 2006. Purchases of mortgage-backed securities during the first quarter of 2007 were $1.47 billion as compared to $822.5 million during the first quarter of 2006. The increase in mortgage loan purchases and originations and the purchases of mortgage-backed securities reflected the growth initiatives we have employed in recent periods.
During the first quarter of 2007, principal repayments on loans totaled $544.2 million as compared to $382.3 million for the first quarter of 2006. Principal payments on mortgage-backed securities amounted to $448.0 million and $299.0 million for those same respective periods. These increases in principal repayments were due primarily to the growth of the loan and mortgage-backed securities portfolios and due to slightly higher prepayment rates on variable-rate mortgage assets as customers refinanced to fixed-rate instruments. Maturities and calls of investment securities amounted to $575.0 million during the first quarter of 2007. There were no maturities or calls of investment securities during the first quarter of 2006. The increase in the maturities and calls of investment securities reflected lower intermediate-term market interest rates that resulted in an increase in call activity.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first quarter of 2007, we purchased a net additional $69.4 million of FHLB common stock compared with purchases of $47.3 million during the first quarter of 2006.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased of $498.7 million during the first quarter of 2007 as compared to $138.4 million for the first quarter of 2006. This increase reflects our growth strategy including 14 branch offices added as part of the Sound Federal acquisition and 7 de-novo branches that were added during 2006. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. Time deposits scheduled to mature within one year were $9.04 billion at March 31, 2007. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products at the prevailing interest rate.
We also used wholesale borrowings to fund our investing and financing activities. New borrowings totaled $2.90 billion, partially offset by $1.36 billion in principal repayments of borrowed funds. At March 31, 2007, we had $8.87 billion of borrowed funds, with a weighted-average rate of 4.17%, which have call dates within one year. We anticipate that $2.82 billion of these borrowings are likely to be called based on current market interest rates. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or using funds generated by deposit growth.
Cash dividends paid during the first quarter of 2007 were $41.7 million. During the first quarter of 2007, we purchased 11,268,300 million shares of our common stock at an aggregate cost of $153.1 million. At March 31, 2007, there remained 33,045,700 shares to be purchased under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During the first quarter of 2007, Hudson City Bancorp received $66.4 million in dividend payments from Hudson City Savings, substantially all of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make.
At March 31, 2007, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 10.75%, 10.75% and 28.93%, respectively.
Off-Balance Sheet Arrangements and Contractual Obligations
Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps or caps) during the first three months of 2007 and did not have any such hedging transactions in place at March 31, 2007. We are also obligated under a number of non-cancelable operating leases.
The following table reports the amounts of contractual obligations for Hudson City as of March 31, 2007.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loan originations	$282,500	$282,500	$—	$—	$—
Mortgage loan purchases	1,166,239	1,166,239	—	—	—
Mortgage-backed security purchases	780,000	780,000	—	—	—
Operating leases	126,187	7,419	15,184	13,778	89,806

Total	$2,354,926	$2,236,158	$15,184	$13,778	$89,806

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $181.7 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.
Critical Accounting Policies
Note 2 to our Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, asset impairment judgments, including other than temporary declines in the value of our securities, and the calculation of our employee post-retirement benefit expenses involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.
Allowance for Loan Losses
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses at March 31, 2007. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at March 31, 2007. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey, New York and Connecticut. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed each month on a “pooled” basis. Each month we categorize the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy and loan portfolio growth.
We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the allowance for loan loss analysis, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, U.S. generally accepted accounting principles and regulatory guidance. We have applied this process and methodology consistently and we have made minimal changes in the estimation methods and assumptions that we have used.
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
Asset Impairment Judgments
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
Our available for sale portfolios are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. The securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary.
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
Stock-Based Compensation
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards for all awards granted, modified, repurchased or cancelled after January 1, 2006 in accordance with SFAS No. 123(R). For the portion of outstanding awards for which the requisite service was not rendered as of January 1, 2006, the recognition of the cost of employee services is based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures. We granted performance-based stock options in 2006 and 2007 that vest if certain financial performance measures are met. In accordance with SFAS No. 123(R), we assess the probability of achieving these financial performance measures and recognize the cost of these performance-based grants if it is probable that the financial performance measures will be met. This probability assessment is subjective in nature and may change over the assessment period for the performance measures.
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
The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction of changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.
Goodwill
Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At March 31, 2007, the carrying amount of our goodwill totaled $151.8 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

We will test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.
Pension and Other Postretirement Benefit Assumptions
Non-contributory retirement and post-retirement defined benefit plans are maintained for certain employees, including retired employees hired on or before July 31, 2005 who have met other eligibility requirements of the plans. We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” as of December 31, 2006. This statement requires an employer to: (a) recognize in its statement of financial condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company as of December 31, 2008. The Company’s measurement date will not change at this effective date.
We provide our actuary with certain rate assumptions used in measuring our benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s or Merrill Lynch bond indices, for reasonableness. A discount rate of 6.00% was selected for the December 31, 2006 measurement date and the 2007 expense calculation.
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
For our post-retirement benefit plan, the assumed health care cost trend rate used to measure the expected cost of other benefits for 2006 was 9.25%. The rate was assumed to decrease gradually to 4.75% for 2013 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level. We monitor these rates in relation to the current market interest rate environment and intend to update our actuarial analysis during 2007.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosure about market risk is presented as of December 31, 2006 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.
General
As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During the first three months of 2007, intermediate-term interest rates decreased slightly, maintaining the inverted market yield curve. This interest rate environment had an adverse impact on our net interest income and our net interest margin, as our interest-bearing liabilities generally reflect movements in short-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates.
Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio is subject to risks associated with the national and local economies. We do not own any trading account assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2007 and did not have any such hedging transactions in place at March 31, 2007.
During the past several years we have been originating and purchasing a larger percentage of variable-rate assets in order to better manage our interest rate risk. Included in variable-rate loans and securities are loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. During the first quarter of 2007, variable-rate products constituted 13.0% of the combined total mortgage loan originations and purchases and 98.6% of mortgage-backed security purchases. In aggregate, 53.4% of our mortgage-related asset originations and purchases had variable rates.
The strategy to originate and purchase a larger percentage of variable-rate assets has lowered our percentage of fixed-rate interest-earning assets to total interest-earning assets to 57.3% at March 31, 2007 from 60.8% at December 31, 2006. Notwithstanding the decrease in the percentage of fixed-rate interest-earning assets to total interest-earning assets, fixed-rate interest earning assets may have an adverse impact on our earnings in a rising interest rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and callable borrowed funds. The strategy to originate a higher percentage of variable-rate instruments may also have an adverse impact on our net interest income and net interest margin as variable-rate interest-earning assets generally have initial interest rates lower than fixed-rate interest-earning assets.
We have funded our asset growth by borrowing funds and taking customer deposits. The funds we borrowed during the first quarter of 2007 have ten-year maturities and are callable quarterly after an initial non-call period of one to three years. In a decreasing interest rate environment, these borrowings would tend to remain outstanding until their maturity date and thus have an adverse impact on our net interest expense and net interest margin as this expense would not reprice to the lower market interest rate environment. These callable borrowings would also have an adverse impact on our net income in a rising interest rate environment as these borrowings would likely be called and we would borrow new funds at the higher market interest rate. Our deposit growth has been primarily due to increases in our short-term time deposits, primarily due to customer preferences and competitive pricing. Of our $9.67 billion of time deposits outstanding as of March 31, 2007, $9.04 billion, with a weighted-average rate of 5.04%, are scheduled to mature within one year.
Simulation Model. Hudson City Bancorp continues to monitor the impact of interest rate volatility in the same manner as at December 31, 2006, primarily analyzing the impact of interest rate changes on our net interest income over the next twelve-month period assuming a simultaneous and parallel shift in the yield curve. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of a simultaneous and parallel interest rate change on our net interest income.

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(13.99)%
100	(6.29)
50	(2.45)
—	—
(50)	1.16
(100)	(1.07)
(200)	(10.79)
The above table indicates that at March 31, 2007, in the event of a 200 basis point increase in interest rates, we would expect to experience a 13.99% decrease in net interest income as compared to an 11.76% decrease at December 31, 2006. The negative change to net interest income in the positive rate change scenarios was primarily due to the anticipated calls of borrowed funds and the increased expense of our short-term time deposits in the increasing interest rate environment scenario. The above table indicates that at March 31, 2007, in the event of a 200 basis point decrease in interest rates, we would expect to experience a 10.79% decrease in net interest income as compared to a 10.09% decrease at December 31, 2006. The negative change to net interest income in the minus 200 basis point rate change scenario was primarily due to an increase in prepayment speeds on mortgage-related assets as well as an increase in the calls of investment securities. The model assumes that these cash flows would be reinvested at the lower market interest rates.

We also monitor interest rate risk by analyzing the change to the estimated present value of equity over a range of interest rate change scenarios. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

				Present Value of Equity
				As Percent of Present
	Present Value of Equity			Value of Assets
					Basis
Change in	Dollar	Dollar	Percent	Present	Points
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)		(Dollars in thousands)
200	$3,561,645	$(1,702,763)	(32.34)%	10.24%	(384)
100	4,516,315	(748,093)	(14.21)	12.50	(158)
50	4,987,885	(276,523)	(5.25)	13.56	(52)
—	5,264,408	—	—	14.08	—
(50)	5,082,400	(182,008)	(3.46)	13.43	(65)
(100)	4,438,524	(825,884)	(15.69)	11.70	(238)
(200)	2,708,822	(2,555,586)	(48.54)	7.15	(693)
In the 200 basis point increase scenario, the change in the present value of equity was negative 32.34% at March 31, 2007 as compared to negative 28.97% at December 31, 2006. The change in the present value ratio was a negative 384 basis points at March 31, 2007 as compared to a negative 364 basis points at December 31, 2006. The increase in the negative values in the present value of equity and the present value ratio in the positive rate change scenarios was primarily due to the extent to which our interest-earning assets at March 31, 2007 were comprised of fixed-rate investment securities, mortgage-backed securities and mortgage loans, notwithstanding the overall decrease in the percentage of fixed-rate investments in our interest-earning asset portfolio over the past several years. In the 200 basis point decrease scenario, the change in the present value of equity was negative 48.54% at March 31, 2007 as compared to negative 41.30% at December 31, 2006. The change in the present value ratio was a negative 693 basis points at March 31, 2007 as compared to a negative 650 basis points at December 31, 2006. The decrease in the present value of equity and the present value ratio in the negative rate change scenarios was primarily due to the change in value of our borrowed funds, which in a decreasing rate environment, would not be called and thus extend to their maturity date.
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
GAP Analysis. The table on the following page presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2007, which we anticipate to reprice or mature in each of the future time periods shown. The mortgage-related asset prepayment rate assumptions and non-maturity deposit account decay rate assumptions are the same as used in the December 31, 2006 analysis. At March 31, 2007, we have reported no callable bonds at their call date, but have reported $2.80 billion of callable borrowings at their call date based on the interest rate and option characteristics of the borrowed funds that could be called within the next twelve-month period. The $1.57 billion of government-sponsored agency securities with step-up features are reported at their next interest rate adjustment. We have excluded non-accrual mortgage loans of $30.0 million and non-accrual other loans of $1.3 million from the table.

	At March 31, 2007
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,238,624	$1,309,193	$2,246,437	$2,273,524	$2,816,132	$9,968,167	$19,852,077
Consumer and other loans	97,530	698	8,087	3,603	18,130	254,431	382,479
Federal funds sold	17,047	0	0	0	0	0	17,047
Mortgage-backed securities	1,462,265	1,295,200	1,422,547	1,362,120	3,478,935	1,339,762	10,360,829
FHLB stock	514,441	0	0	0	0	0	514,441
Investment securities	1,080,762	324,719	1,960,839	425,746	1,597,955	261,399	5,651,420

Total interest-earning assets	4,410,669	2,929,810	5,637,910	4,064,993	7,911,152	11,823,759	36,778,293

Interest-bearing liabilities:
Savings accounts	41,008	43,070	39,879	39,879	79,757	558,298	801,891
Interest-bearing demand accounts	184,544	184,546	286,066	286,066	481,710	533,503	1,956,435
Money market accounts	24,224	24,224	96,895	96,895	193,791	532,925	968,954
Time deposits	8,199,770	843,314	396,960	157,906	69,271	—	9,667,221
Borrowed funds	1,000,000	1,816,000	—	—	550,000	15,150,000	18,516,000

Total interest-bearing liabilities	9,449,546	2,911,154	819,800	580,746	1,374,529	16,774,726	31,910,501

Interest rate sensitivity gap	$(5,038,877)	$18,656	$4,818,110	$3,484,247	$6,536,623	$(4,950,967)	$4,867,792

Cumulative interest rate sensitivity gap	$(5,038,877)	$(5,020,221)	$(202,111)	$3,282,136	$9,818,759	$4,867,792

Cumulative interest rate sensitivity gap as a percent of total assets	(13.45)%	(13.40)%	(0.54)%	8.76%	26.21%	12.99%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	46.68%	59.39%	98.47%	123.85%	164.87%	115.25%
The cumulative one-year gap as a percent of total assets was negative 13.40% at March 31, 2007 compared with negative 14.16% at December 31, 2006.
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. – Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2006 Annual Report on Form 10-K. There has been no material change in risk factors since December 31, 2006.
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the first quarter of 2007 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

January 1-January 31, 2007	—	$—	—	44,314,000
February 1-February 28, 2007	2,730,000	13.74	2,730,000	41,584,000
March 1-March 31, 2007	8,538,300	13.54	8,538,300	33,045,700

Total	11,268,300	13.59	11,268,300

(1)	On June 20, 2006, Hudson City Bancorp announced the adoption of its seventh Stock Repurchase Program, which authorized the repurchase of up to 56,975,000 shares of common stock. This program has no expiration date and has 33,045,700 shares yet to be purchased as of March 31, 2007.
Item 3. – Defaults Upon Senior Securities
Not applicable.

Item 4. – Submission of Matters to a Vote of Security Holders
No matter was submitted during the quarter ended March 31, 2007 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.
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
Hudson City Bancorp, Inc.

Date: May 8, 2007	By:	/s/ Ronald E. Hermance, Jr.

Ronald E. Hermance, Jr.
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 8, 2007	By:	/s/ James C. Kranz

James C. Kranz
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)