Form 10-Q
period 2007-06-30
HUDSON CITY BANCORP INC
filed 2007-08-08
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2007

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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of August 7, 2007, the registrant had 528,979,695 shares of common stock, $0.01 par value, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2007	2006
(In thousands, except share and per share amounts)	(Unaudited)
Assets:
Cash and due from banks	$119,530	$125,630
Federal funds sold	84,077	56,616

Total cash and cash equivalents	203,607	182,246
Securities available for sale:
Mortgage-backed securities	2,071,133	2,404,421
Investment securities	3,782,151	4,379,615
Securities held to maturity:
Mortgage-backed securities (fair value of $8,802,134 at June 30, 2007 and $6,804,598 at December 31, 2006)	9,028,614	6,925,210
Investment securities (fair value of $1,501,054 at June 30, 2007 and $1,502,934 at December 31, 2006)	1,533,978	1,533,969

Total securities	16,415,876	15,243,215
Loans	21,894,961	19,083,617
Deferred loan costs	24,622	16,159
Allowance for loan losses	(31,457)	(30,625)

Net loans	21,888,126	19,069,151
Federal Home Loan Bank of New York stock	601,976	445,006
Foreclosed real estate, net	3,699	3,161
Accrued interest receivable	222,480	194,229
Banking premises and equipment, net	76,209	73,929
Goodwill	151,972	150,831
Other assets	127,490	144,813

Total Assets	$39,691,435	$35,506,581

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing	$13,609,629	$12,917,286
Noninterest-bearing	580,881	498,301

Total deposits	14,190,510	13,415,587
Repurchase agreements	10,516,000	8,923,000
Federal Home Loan Bank of New York advances	10,150,000	8,050,000

Total borrowed funds	20,666,000	16,973,000
Accrued expenses and other liabilities	181,778	187,738

Total liabilities	35,038,288	30,576,325

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 531,829,695 shares outstanding at June 30, 2007 and 557,787,921 shares outstanding at December 31, 2006	7,415	7,415
Additional paid-in capital	4,566,324	4,553,614
Retained earnings	1,935,611	1,877,840
Treasury stock, at cost; 209,636,860 shares at June 30, 2007 and 183,678,634 shares at December 31, 2006	(1,582,271)	(1,230,793)
Unallocated common stock held by the employee stock ownership plan	(225,254)	(228,257)
Accumulated other comprehensive loss, net of tax	(48,678)	(49,563)

Total stockholders’ equity	4,653,147	4,930,256

Total Liabilities and Stockholders’ Equity	$39,691,435	$35,506,581

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$289,772	$223,632	$559,454	$432,819
Consumer and other loans	7,078	3,883	13,970	7,397
Mortgage-backed securities held to maturity	109,563	60,163	205,080	113,785
Mortgage-backed securities available for sale	26,805	30,255	55,096	58,416
Investment securities held to maturity	18,630	18,632	37,243	37,263
Investment securities available for sale	48,351	42,841	99,186	85,398
Dividends on Federal Home Loan Bank of New York stock	8,747	3,209	16,219	5,717
Federal funds sold	2,548	1,525	4,893	3,033

Total interest and dividend income	511,494	384,140	991,141	743,828

Interest Expense:
Deposits	146,432	98,408	288,395	187,772
Borrowed funds	207,404	132,143	388,634	244,788

Total interest expense	353,836	230,551	677,029	432,560

Net interest income	157,658	153,589	314,112	311,268
Provision for Loan Losses	500	—	800	—

Net interest income after provision for loan losses	157,158	153,589	313,312	311,268

Non-Interest Income:
Service charges and other income	1,823	1,451	3,373	2,715
Gains on securities transactions, net	—	4	—	4

Total non-interest income	1,823	1,455	3,373	2,719

Non-Interest Expense:
Compensation and employee benefits	25,812	25,391	51,560	51,743
Net occupancy expense	7,070	5,598	14,279	11,110
Federal deposit insurance assessment	447	402	888	826
Computer and related services	715	702	1,381	1,299
Other expense	6,823	6,422	13,856	11,822

Total non-interest expense	40,867	38,515	81,964	76,800

Income before income tax expense	118,114	116,529	234,721	237,187
Income Tax Expense	45,450	43,361	90,814	88,791

Net income	$72,664	$73,168	$143,907	$148,396

Basic Earnings Per Share	$0.14	$0.14	$0.28	$0.27

Diluted Earnings Per Share	$0.14	$0.13	$0.28	$0.27

Weighted Average Number of Common Shares Outstanding:
Basic	504,902,448	539,678,609	511,622,385	544,292,209
Diluted	514,998,167	552,077,216	522,157,901	556,622,424
See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,553,614	4,533,329
Unvested RRP awards reclassified as additonal paid-in-capital	—	(2,815)
Stock option plan expense	6,275	919
Tax benefit from stock plans	2,057	6,412
Allocation of ESOP stock	3,471	3,289
Vesting of RRP stock	907	1,168

Balance at end of period	4,566,324	4,542,302

Retained Earnings:
Balance at beginning of year	1,877,840	1,759,492
Net Income	143,907	148,396
Dividends paid on common stock ($0.16 and $0.15 per share, respectively)	(82,414)	(81,989)
Exercise of stock options	(3,722)	(6,039)

Balance at end of period	1,935,611	1,819,860

Treasury Stock:
Balance at beginning of year	(1,230,793)	(798,232)
Purchase of common stock	(357,577)	(255,930)
Exercise of stock options	6,099	11,236

Balance at end of period	(1,582,271)	(1,042,926)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(228,257)	(234,264)
Allocation of ESOP stock	3,003	3,003

Balance at end of period	(225,254)	(231,261)

Unallocated common stock held by the RRP:
Balance at beginning of year	—	(2,815)
Unvested RRP awards reclassified as additonal paid-in-capital	—	2,815

Balance at end of period	—	—

Accumulated other comprehensive loss:
Balance at beginning of year	(49,563)	(63,449)
Unrealized holding gains(losses) arising during period, net of tax expense (benefit) of $727 and ($22,971) in 2007 and 2006, respectively	1,053	(33,286)
Pension and other postretirement benefits adjustment	(168)	—

Balance at end of period	(48,678)	(96,735)

Total Stockholders’ Equity	$4,653,147	$4,998,655

Summary of comprehensive income
Net income	$143,907	$148,396
Other comprehensive income(loss), net of tax	885	(33,286)

Total comprehensive income	$144,792	$115,110

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
	(In thousands)
Cash Flows from Operating Activities:
Net income	$143,907	$148,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	11,227	8,925
Provision for loan losses	800	—
Gains on securities transactions, net	—	(4)
Share-based compensation, including committed ESOP shares	13,656	8,379
Deferred tax benefit (expense)	3,787	(11,122)
Increase in accrued interest receivable	(28,251)	(17,225)
Decrease (increase) in other assets	10,301	(98,986)
(Decrease) increase in accrued expenses and other liabilities	(6,243)	26,240

Net Cash Provided by Operating Activities	149,184	64,603

Cash Flows from Investing Activities:
Originations of loans	(1,598,789)	(1,245,606)
Purchases of loans	(2,369,034)	(1,494,597)
Principal payments on loans	1,146,056	821,498
Principal collection of mortgage-backed securities held to maturity	596,980	338,119
Purchases of mortgage-backed securities held to maturity	(2,703,101)	(1,191,893)
Principal collection of mortgage-backed securities available for sale	368,108	343,610
Purchases of mortgage-backed securities available for sale	(38,261)	(552,007)
Proceeds from maturities and calls of investment securities held to maturity	—	251
Proceeds from maturities and calls of investment securities available for sale	1,100,054	100,004
Purchases of investment securities available for sale	(500,000)	(150,000)
Purchases of Federal Home Loan Bank of New York stock	(166,285)	(129,736)
Redemption of Federal Home Loan Bank of New York stock	9,315	—
Purchases of premises and equipment, net	(7,327)	(9,045)
Net proceeds from sale of foreclosed real estate	2,095	745

Net Cash Used in Investment Activities	(4,160,189)	(3,168,657)

Cash Flows from Financing Activities:
Net increase in deposits	774,923	230,529
Proceeds from borrowed funds	6,000,000	4,100,000
Principal payments on borrowed funds	(2,307,000)	(900,000)
Dividends paid	(82,414)	(81,989)
Purchases of treasury stock	(357,577)	(255,930)
Exercise of stock options	2,377	5,197
Tax benefit from stock plans	2,057	6,412

Net Cash Provided by Financing Activities	4,032,366	3,104,219

Net Increase in Cash and Cash Equivalents	21,361	165

Cash and Cash Equivalents at Beginning of Year	182,246	102,259

Cash and Cash Equivalents at End of Period	$203,607	$102,424

Supplemental Disclosures:
Interest paid	$658,500	$442,722

Loans transferred to foreclosed real estate	$2,633	$1,390

Income tax payments	$83,720	$90,194

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
Plan of Conversion and Reorganization
On June 7, 2005, Hudson City Bancorp, Hudson City Savings and Hudson City, MHC reorganized from a two-tier mutual holding company structure to a stock holding company structure, and Hudson City Bancorp completed a stock offering, all in accordance with a Plan of Conversion and Reorganization (the “Plan”). Under the terms of the Plan, Hudson City, MHC merged into Hudson City Bancorp and the shares of Hudson City Bancorp common stock owned by Hudson City, MHC were cancelled. Shares of common stock representing the ownership interest of the Hudson City, MHC were sold in the stock offering. In accordance with the Plan, we also affected a stock split pursuant to which shares were converted into the right to receive new shares of Hudson City Bancorp common stock determined pursuant to an exchange ratio.
Acquisition of Sound Federal
On July 14, 2006, we completed the acquisition of Sound Federal Bancorp (the “Acquisition”), for $20.75 per share in cash, representing an aggregate transaction value of approximately $265 million. As a result of the Acquisition, we added $1.21 billion in assets with a fair value of approximately $1.18 billion, and $1.06 billion in deposits with a fair value of approximately $1.05 billion. The Acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at their fair values at the consummation date. Related operating results are included in our consolidated financial statements for periods after the consummation date. As a result of the acquisition, the allowance for loan losses recorded by Sound Federal Bancorp was analyzed and, in accordance with Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, the allowance for loan losses was transferred to Hudson City as part of our purchase accounting adjustments.
The excess of the total acquisition cost over the fair value of the net assets acquired, or “goodwill”, totaled $152.0 million and was recognized as an intangible asset. Also as a result of the Acquisition, we recorded a core deposit intangible of $13.7 million. The unamortized balance of the core deposit intangible was $11.4 million at June 30, 2007 and is included in the line item “Other Assets” in the Statement of Financial Condition.
2. Basis of Presentation
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2007. In preparing the consolidated financial statements,

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2007			2006
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$72,664			$73,168

Basic earnings per share:
Income available to common stockholders	$72,664	504,902	$0.14	$73,168	539,679	$0.14

Effect of dilutive common stock equivalents	—	10,096		—	12,398

Diluted earnings per share:
Income available to common stockholders	$72,664	514,998	$0.14	$73,168	552,077	$0.13

	For the Six Months Ended June 30,
	2007			2006
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$143,907			$148,396

Basic earnings per share:
Income available to common stockholders	$143,907	511,622	$0.28	$148,396	544,292	$0.27

Effect of dilutive common stock equivalents	—	10,536		—	12,330

Diluted earnings per share:
Income available to common stockholders	$143,907	522,158	$0.28	$148,396	556,622	$0.27

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
4. Stock Repurchase Programs
Under our previously announced stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock, which may be reissued for general corporate use. During the six months ended June 30, 2007, we purchased 26,828,954 shares of our common stock at an aggregate cost of $357.6 million. As of June 30, 2007, there remained 17,523,550 shares to be purchased under the existing stock repurchase programs.
On July 24, 2007, our Board of Directors approved the additional repurchase of up to 51,400,000 shares, or approximately 10% of the common stock outstanding, under a new repurchase program.
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended June 30,
	Retirement Plans		Other Benefits
	2007	2006	2007	2006
	(In thousands)
Service cost	$810	$802	$268	$269
Interest cost	1,569	1,269	525	510
Expected return on assets	(2,034)	(1,718)	—	—
Amortization of:
Net loss	37	130	144	167
Unrecognized prior service cost	69	35	(391)	(391)

Net periodic benefit cost	$451	$518	$546	$555

	For the Six Months Ended June 30,
	Retirement Plans		Other Benefits
	2007	2006	2007	2006
	(In thousands)
Service cost	1,620	1,604	536	538
Interest cost	3,138	2,538	1,050	1,020
Expected return on assets	(4,068)	(3,436)	—	—
Amortization of:
Net loss	74	260	288	333
Unrecognized prior service cost	138	70	(782)	(783)

Net periodic benefit cost	902	1,036	1,092	1,108

During the six months ended June 30, 2007, we made contributions of $2.1 million to the pension plans. We made no contributions to the pension plans during the same period in 2006.
6. Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	For the Six Months Ended June 30,
	2007		2006
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	26,979,989	$6.89	21,659,869	$4.21
Granted	3,477,500	13.74	—	—
Exercised	(870,728)	2.73	(1,952,644)	2.66
Forfeited	(66,740)	10.03	(8,336)	4.21

Outstanding at end of period	29,520,021	7.65	19,698,889	4.36

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP Plan”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp, Inc. (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the SIP Plan. Initial grants (the “2006 grants”) were made in July 2006 pursuant to the SIP Plan for 7,960,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 4,400,000 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 3,560,000 shares have vesting periods ranging from two to three years if certain financial performance measures are met. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2006 grants.
During the six months ended June 30, 2007, the Committee authorized stock option grants pursuant to the SIP Plan for 3,477,500 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 2,992,500 will vest in January 2010 if certain financial performance measures are met. The remaining 485,000 options will vest between January and April 2008. The 2007 grants have an expiration period of ten years. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2007 grants.
The fair value of the 2007 grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during the six months ended June 30, 2007 was $2.77.

2007
Expected dividend yield	2.32%
Expected volatility	19.11%
Risk-free interest rate	4.87%
Expected option life	5.2 years
Compensation expense related to our outstanding stock options amounted to $3.2 million and $396,000 for the three months ended June 30, 2007 and 2006, respectively, and $6.3 million and $919,000, for the six months ended June 30, 2007 and 2006, respectively.
7. Income Taxes
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of January 1, 2007 (the date of adoption), the Company had unrecognized tax benefits of $1.7 million as a result of tax positions taken during prior periods, all of which would affect the Company’s effective tax rate if recognized. As of June 30, 2007, the Company had a total of $2.2 million of unrecognized tax benefits. Accrued estimated penalties and interest on these tax positions were approximately $227,000 at January 1, 2007. Estimated penalties and interest are included in income tax expense. The Company’s tax returns for the years 2002 through 2006 are subject to examination by

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
various tax jurisdictions. The adoption of FASB Interpretation No. 48 did not result in any adjustments to retained earnings at January 1, 2007.
8. Recent Accounting Pronouncements
In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF Issue No. 06-11 addresses a company’s recognition of an income tax benefit received on dividends that are (a) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123(R). The EITF reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. Unrealized income tax benefits from dividends on equity-classified employee share-based payment awards should be excluded from the pool of excess tax benefits available to absorb potential future tax deficiencies. The accounting treatment of the income tax benefits from these dividends would be applied on a prospective basis. EITF Issue No. 06-11 is effective for fiscal years beginning after September 15, 2007. We do not expect that EITF Issue No. 06-11 will have a material impact on our financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 155”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity (1) also adopts all of the requirements of SFAS No. 157, “Fair Value Measurements,” (2) has not yet issued financial statements for any interim period for the fiscal year of adoption, and (3) chooses early adoption within 120 days of the beginning of the fiscal year of adoption. We did not early adopt SFAS No.159 as of January 1, 2007 and,

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
therefore, will adopt the standard as of January 1, 2008. The impact of our adoption of SFAS No. 159 on our financial condition and results of operations is not presently determinable.
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
We continue focus on our traditional thrift business model by growing our franchise through the origination and purchase of one- to four-family mortgage loans and funding this loan production with increased borrowings and growth in deposit accounts.
Net income amounted to $72.7 million for the second quarter of 2007, as compared to $73.2 million for the second quarter of 2006. For the six months ended June 30, 2007, net income amounted to $143.9 million as compared to $148.4 million for the 2006 period. Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and total non-interest income, was 25.62% for the second quarter of 2007 and 25.82% for the first six months of 2007. For the three months ended June 30, 2007, our annualized return on average stockholders’ equity was 6.06%, compared with 5.76% for the second quarter of 2006. For the six months ended June 30, 2007, our annualized return on average stockholders’ equity was 5.93%, compared with 5.78% for the first six months of 2006. The increases in the annualized returns on average equity are due primarily to decreases in average stockholders’ equity due primarily to our stock repurchase program. Our annualized return on average assets for the second quarter of 2007 was 0.75% as compared to 0.96% for the second quarter of 2006. Our annualized return on average assets for the first six months of 2007 was 0.77% as compared to 1.00% for the first six months of 2006. The decreases in the annualized return on average assets reflected our balance sheet growth during a period of narrowing net interest rate spreads reflecting a market yield curve that was alternately flat or inverted.
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
Net interest income increased 2.7% to $157.7 million for the second quarter of 2007 and 0.9% to $314.1 million for the six months ended June 30, 2007. Our net interest rate margin and net interest rate spread were 1.65% and 1.10%, respectively, for the second quarter of 2007 and 1.67% and 1.10%, respectively, for the first six months of 2007.
The decrease in our net interest rate margin and net interest rate spread was primarily due to the larger increase in the annualized weighted-average cost of interest-bearing liabilities compared with the increase in the annualized weighted-average yield on interest-earning assets. Changes in market interest rates during the second quarter of 2007 resulted in a return to a slightly positively-sloped yield curve. However, competitive pricing pressures continued to affect deposit pricing and increase our cost of funds and the increase in longer-term interest rates have increased the cost of our borrowings, which were primarily used to fund our interest-earning assets. In addition, the shift within our deposits to higher costing short-term time deposits has contributed to the increase in the average cost of deposits. The average yields earned on our interest-earning assets have also increased, but at a slower pace than the increase in the cost of interest-bearing liabilities.
We have been able to grow our assets by 11.8% to $39.69 billion at June 30, 2007 from $35.51 billion at December 31, 2006, while maintaining strong credit quality. Loans increased $2.82 billion to $21.89 billion at June 30, 2007 from $19.07 billion at December 31, 2006. The increase is a result of our continued origination and purchase of residential mortgages loans. We originated $1.60 billion of loans and purchased $2.37 billion of loans during the six months ended June 30, 2007.
The provision for loan losses amounted to $500,000 in the second quarter of 2007 as compared to no provision in the second quarter of 2006. The 2007 second quarter provision reflects the risks inherent in our loan portfolio due to softening in real estate values in certain of our lending markets, the increase in non-performing loans and the overall growth in our loan portfolio. We continued to experience very low charge-offs through June 30, 2007 due to conservative underwriting, including low loan to value ratios resulting in the borrowers maintaining substantial equity in the underlying properties.
Total securities increased $1.18 million to $16.42 billion at June 30, 2007 from $15.24 billion at December 31, 2006. The increase in securities was primarily due to purchases of mortgage-backed securities of $2.74 billion, partially offset by principal collections on mortgage-backed securities of $965.1 million.
Deposits increased $774.9 million to $14.19 billion at June 30, 2007 from $13.42 billion at December 31, 2006. The increase in deposits was attributable to growth in our time deposits and money market accounts. The increase in these accounts was a result of our competitive pricing strategies that focused on attracting these types of deposits as well as customer preferences for time deposits rather than other types of deposit accounts.
Borrowed funds increased $3.70 billion to $20.67 billion at June 30, 2007 from $16.97 billion at December 31, 2006. The increase in borrowed funds was the result of $6.00 billion of new borrowings at a weighted-average rate of 4.36%, partially offset by repayments of $2.31 billion with an average rate of 3.78%.
Comparison of Financial Condition at June 30, 2007 and December 31, 2006
During the first six months of 2007, our total assets increased $4.18 billion, or 11.8%, to $39.69 billion at June 30, 2007 from $35.51 billion at December 31, 2006. Loans increased $2.82 billion, or 14.8%, to $21.89 billion at June 30, 2007 from $19.07 billion at December 31, 2006 due to continued loan purchase activity as well as our focus on the origination of one-to-four family first mortgage loans in New Jersey, New York and Connecticut. For the first six months of 2007, we purchased first mortgage loans of $2.37 billion and originated first mortgage loans of $1.52 billion, compared with purchases of $1.49 billion and originations of $1.18 billion for the comparable period in 2006. The larger volume of purchases of mortgage loans during the first six months of 2007 allowed us to continue to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model.
Our first mortgage loan originations and purchases were substantially in one-to four-family mortgage loans. Approximately 37.0% of mortgage loan originations were variable-rate loans. Substantially all purchased mortgage loans were fixed-rate loans since variable-rate loans available for purchase are typically outside of our defined geographic parameters and include features, such as option ARM’s, that do not meet our underwriting standards. At June 30, 2007, fixed-rate mortgage loans accounted for

82.1% of our first mortgage loan portfolio compared with 81.0% at December 31, 2006. We do not originate or purchase sub-prime loans, loans with high loan-to-value ratios without obtaining private mortgage insurance, negative amortization loans or option ARM loans.
Total mortgage-backed securities increased $1.77 billion to $11.10 billion at June 30, 2007 from $9.33 billion at December 31, 2006. This increase in total mortgage-backed securities resulted from $2.74 billion in purchases of securities, all of which are issued by a U.S. government agency or U.S. government-sponsored enterprise. Of these purchases, approximately 98% were variable-rate instruments (adjustable annually) or hybrid instruments (adjustable annually after fixed periods of three to seven years). At June 30, 2007, variable-rate mortgage-backed securities accounted for 75.4% of our portfolio compared with 69.6% at December 31, 2006. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our primary lending activities are the origination and purchase of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations while providing a source of cash flow from monthly principal and interest payments.
Accrued interest receivable increased by $28.3 million from December 31, 2006 to June 30, 2007, primarily due to increased balances in loans and investments. The $17.3 million decrease in other assets was primarily due to a decrease of $10.3 million in deferred tax assets.
Total liabilities increased $4.46 billion, or 14.6%, to $35.04 billion at June 30, 2007 compared with $30.58 billion at December 31, 2006. Borrowed funds increased $3.70 billion, or 21.7%, to $20.67 billion at June 30, 2007 from $16.97 billion at December 31, 2006. The increase in borrowed funds was the result of $6.00 billion of new borrowings at a weighted-average rate of 4.36%, partially offset by repayments of $2.31 billion with a weighted average rate of 3.78%. The new borrowings have final maturities of ten years and initial reprice dates ranging from one to three years. The additional borrowed funds were used primarily to fund our asset growth. Borrowed funds at June 30, 2007 were comprised of $10.52 billion of securities sold under agreements to repurchase and $10.15 billion of Federal Home Loan Bank advances.
Total deposits increased $774.9 million, or 5.8%, during the first six months of 2007, due primarily to a $794.5 million increase in total time deposits, and a $224.5 million increase in our money market accounts. These increases were partially offset by a $305.1 million decrease in our interest-bearing transaction accounts, due primarily to customers shifting deposits to short-term time deposits. We continued to experience increased competitive pressure during the first six months of 2007 with respect to the pricing of short-term deposits in the New York metropolitan area. The increase in time deposits reflects our competitive pricing of these deposits and customer preference for short-term time deposits.
Other liabilities decreased to $181.8 million at June 30, 2007 as compared to $187.7 million at December 31, 2006. The decrease is the result of a decrease in accrued expenses of $25.2 million partially offset by an increase in accrued interest payable on borrowings of $19.8 million.
Total stockholders’ equity decreased $277.1 million to $4.65 billion at June 30, 2007 from $4.93 billion at December 31, 2006. The decrease was primarily due to repurchases of 26,828,954 shares of our outstanding common stock at an aggregate cost of $357.6 million and cash dividends paid to common stockholders of $82.4 million. These decreases to stockholders’ equity were partially offset by net income of $143.9 million for the six months ended June 30, 2007.
The accumulated other comprehensive loss of $48.7 million at June 30, 2007 includes a $47.5 million after-tax net unrealized loss on securities available for sale ($80.3 million pre-tax). The Company invests primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as U.S. Government and Agency securities. These securities account for 99.95% of total securities. The Company does not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. The unrealized losses in the available for sale and held to maturity portfolios at June 30, 2007 were caused by increases in market yields subsequent to purchase and are not attributable to credit quality concerns. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the intent and the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2007. The accumulated other comprehensive loss of $48.7 million at June 30, 2007 represented a modest improvement from $49.6 million at December 31, 2006 reflecting a lower unrealized loss on securities available for sale as a result of slightly lower market interest rates.
As of June 30, 2007, 17,523,550 shares were available for repurchase under our existing stock repurchase program. At June 30, 2007, our stockholders’ equity to asset ratio was 11.72% compared with 13.89% at December 31, 2006. For the first six months of 2007, the ratio of average stockholders’ equity to average assets was 12.95% compared with 16.00% for the year 2006. The decrease reflected our strategy to grow assets, repurchase our common stock and pay dividends. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.39 at June 30, 2007 and $9.45 at December 31, 2006. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from stockholders’ equity, was $9.06 as of June 30, 2007 and $9.13 at December 31, 2006.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended June 30, 2007 and 2006. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2007				2006
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$20,437,687	$289,772	5.67%		$16,120,819	$223,632	5.55%
Consumer and other loans	428,474	7,078	6.61		261,948	3,883	5.93
Federal funds sold	195,085	2,548	5.24		129,132	1,525	4.74
Mortgage-backed securities at amortized cost	10,673,572	136,368	5.11		7,764,976	90,418	4.66
Federal Home Loan Bank stock	567,694	8,747	6.16		320,724	3,209	4.00
Investment securities, at amortized cost	5,615,664	66,981	4.77		5,602,907	61,473	4.39

Total interest-earning assets	37,918,176	511,494	5.40		30,200,506	384,140	5.09

Noninterest-earnings assets	607,385				309,918

Total Assets	$38,525,561				$30,510,424

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$790,499	1,639	0.83		$768,446	1,894	0.99
Interest-bearing transaction accounts	1,878,714	15,799	3.37		2,908,015	24,363	3.36
Money market accounts	1,019,661	9,836	3.87		637,811	4,458	2.80
Time deposits	9,736,187	119,158	4.91		6,789,930	67,693	4.00

Total interest-bearing deposits	13,425,061	146,432	4.37		11,104,202	98,408	3.55

Repurchase agreements	9,383,033	98,186	4.20		8,259,341	76,574	3.72
Federal Home Loan Bank of New York advances	10,191,209	109,218	4.30		5,414,286	55,569	4.12

Total borrowed funds	19,574,242	207,404	4.25		13,673,627	132,143	3.88

Total interest-bearing liabilities	32,999,303	353,836	4.30		24,777,829	230,551	3.73

Noninterest-bearing liabilities:
Noninterest-bearing deposits	527,819				458,355
Other noninterest-bearing liabilities	205,159				190,545

Total noninterest-bearing liabilities	732,978				648,900

Total liabilities	33,732,281				25,426,729
Stockholders’ equity	4,793,280				5,083,695

Total Liabilities and Stockholders’ Equity	$38,525,561				$30,510,424

Net interest income/net interest rate spread (2)		$157,658	1.10%			$153,589	1.36%

Net interest-earning assets/net interest margin (3)	$4,918,873		1.65%		$5,422,677		2.03%

Ratio of interest-earning assets to interest-bearing liabilities			1.15	x			1.22	x

(1)	Average balance includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $72.7 million for the second quarter of 2007, a decrease of $504,000, or 0.7%, compared with net income of $73.2 million for the second quarter of 2006. Basic and diluted earnings per common share were both $0.14 for the second quarter of 2007 compared to $0.14 and $0.13, respectively, for the second quarter of 2006. For the three months ended June 30, 2007, our annualized return on average stockholders’ equity was 6.06%, compared with 5.76% for the second quarter of 2006. Our annualized return on average assets for the second quarter of 2007 was 0.75% as compared to 0.96% for the second quarter of 2006. The decrease in the annualized return on average assets reflected our balance sheet growth during a period of narrowing net interest rate spreads and reflecting a market yield curve that was alternately flat or inverted. The increase in the annualized return on average equity is due primarily to a $290.4 million decrease in average stockholders’ equity due primarily to an increase in treasury stock as a result of our stock repurchase program.
Interest and Dividend Income. Total interest and dividend income increased $127.4 million, or 33.2%, to $511.5 million for the second quarter of 2007 as compared to $384.1 million for the second quarter of 2006. The increase in total interest and dividend income was primarily due to a $7.72 billion, or 25.6%, increase in the average balance of total interest-earning assets to $37.92 billion for the second quarter of 2007 compared with $30.20 billion for the second quarter of 2006. The increase in interest and dividend income was also partially due to an increase of 31 basis points in the annualized weighted-average yield on total interest-earning assets to 5.40% for the second quarter of 2007 from 5.09% for the same quarter in 2006.
Interest and fees on first mortgage loans increased $66.2 million to $289.8 million for the three months ended June 30, 2007 as compared to the same period in 2006, primarily due to a $4.32 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on the growth of our mortgage loan portfolio. The increase in mortgage loan income was also due to a 12 basis point increase in the annualized weighted-average yield to 5.67%, reflecting the origination and purchase of mortgage loans during the period of slightly rising intermediate and long term market interest rates in 2007.
Interest income on consumer and other loans increased $3.2 million to $7.1 million for the three months ended June 30, 2007 as compared to the same period in 2006, primarily due to a $166.6 million increase in the average balance of consumer and other loans to $428.5 million and an increase of 68 basis points in the average yield to 6.61%.
Interest income on mortgage-backed securities increased $46.0 million to $136.4 million for the three months ended June 30, 2007 as compared to $90.4 million for the same period in 2006. This increase was due to a $2.91 billion increase in the average balance of total mortgage-backed securities, due primarily to the purchase of variable-rate securities to complement our purchases of fixed-rate mortgage loans. The increase in income was also due to a 45 basis point increase in the annualized weighted-average yield to 5.11% for the three months ended June 30, 2007 as compared to 4.66% for the same period in 2006. The increase in the average yield is due primarily to the purchase of mortgage-backed securities during the second half of 2006 and 2007 at a higher yield than the yields earned on our existing mortgage-backed portfolio as a result of higher market interest rates. In addition, our variable-rate mortgage-backed securities repriced to higher interest rates based on the higher short-term market interest rates that have prevailed over the past 12 months.
Dividends on Federal Home Loan Bank (“FHLB”) stock increased $5.5 million to $8.7 million for the three months ended June 30, 2007 as compared to $3.2 million for the same period in 2006. This increase was due to a $247.0 million increase in the average balance of FHLB stock to $567.7 million and a 216 basis point increase in the average dividend yield to 6.16% for the three months ended June 30, 2007 as compared to the same period in 2006.

Interest on investment securities increased $5.5 million to $67.0 million during the second quarter of 2007 as compared to $61.5 million for the second quarter of 2006. This increase was due primarily to a 38 basis point increase in the annualized weighted-average yield to 4.77%, reflecting purchases of securities during this period of rising interest rates. The increase in interest on investment securities was also due to a $12.8 million increase in the average balance of investment securities to $5.62 billion.
Interest Expense. Total interest expense increased $123.2 million, or 53.4%, to $353.8 million for the second quarter of 2007 from $230.6 million for the second quarter of 2006. This increase was due to an $8.22 billion, or 33.2%, increase in the average balance of total interest-bearing liabilities to $33.00 billion for the second quarter of 2007 compared with $24.78 billion for the second quarter of 2006. This increase in total interest-bearing liabilities was used primarily to fund asset growth. The increase in total interest expense was also due to a 57 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 4.30% for the three months ended June 30, 2007 as compared to 3.73% for the three months ended June 30, 2006. The increase in the average cost reflected the growth and re-pricing of our interest-bearing liabilities during the higher short-term interest rate environment experienced during the second half of 2006. The increase in the cost of our interest-bearing liabilities reflected this higher short-term interest rate environment, a very competitive environment for deposits and the shift within our deposits to higher costing short-term time deposits. Time deposits accounted for 72.5% of the average balance of interest-bearing deposits compared to 61.2% for the second quarter of 2006. In addition, we have experienced significant growth as well as repricing of our borrowed funds over the past 12 months, a period during which market interest rates have been higher than the market rates that affected our average balance sheet in the comparable period of 2006.
Interest expense on our time deposit accounts increased $51.5 million to $119.2 million for the second quarter of 2007 as compared to $67.7 million for the second quarter of 2006. This increase was due to a 91 basis point increase in the annualized weighted-average cost to 4.91% and a $2.95 billion increase in the average balance of time deposit accounts to $9.74 billion. Interest expense on money market accounts increased $5.4 million due to a 107 basis point increase in the annualized weighted-average cost, reflecting a higher interest rate environment and the competitive pricing of this product, and a $381.9 million increase in the average balance to $1.02 billion. Interest expense on our interest-bearing transaction accounts decreased $8.6 million to $15.8 million primarily due to a $1.03 billion decrease in the average balance to $1.88 billion, reflecting customer preferences for short-term time deposit products.
Interest expense on borrowed funds increased $75.3 million to $207.4 million primarily due to a $5.90 billion increase in the average balance of borrowed funds and a 37 basis point increase in the annualized weighted-average cost of borrowed funds to 4.25%. The increase in borrowed funds was the result of $6.00 billion of new borrowings at a weighted-average rate of 4.36%, partially offset by repayments of $2.31 billion with a weighted-average rate of 3.78%. The new borrowings have final maturities of ten years and initial reprice dates ranging from one to three years. Borrowed funds were used primarily to fund the growth in interest-earning assets.
Net Interest Income. Net interest income increased $4.1 million, or 2.7%, to $157.7 million for the second quarter of 2007 as compared to $153.6 million for the second quarter of 2006. Our net interest rate spread decreased 26 basis points to 1.10% for the second quarter of 2007 from 1.36% for the comparable period in 2006. Our net interest margin decreased 38 basis points to 1.65% for the second quarter of 2007 from 2.03% for the comparable period in 2006.
The increase in the cost of our interest-bearing liabilities reflected the higher interest rate environment affecting our deposits and borrowed funds, the competitive pricing pressures of operating in the New

York Metropolitan area, the shift within our deposits to higher costing short-term deposits and the increase in interest rates due to the call and subsequent re-borrowing of borrowed funds. While changes in market interest rates during the second quarter of 2007 resulted in a return to a slightly positively-sloped yield curve, competitive pricing pressures continued to affect deposit pricing. The average yields earned on our interest-earning assets have also increased, but at a slower pace than the increase in the cost of interest-bearing liabilities also reflecting competitive pricing pressures for loans in the marketplace.
Provision for Loan Losses. The provision for loan losses amounted to $500,000 for the quarter ended June 30, 2007 compared to no provision for loan losses for the quarter ended June 30, 2006. The allowance for loan losses amounted to $31.5 million and $30.6 million at June 30, 2007 and December 31, 2006, respectively. We recorded a provision for loan losses in the second quarter of 2007 based on our allowance for loan losses methodology that considers a number of quantitative and qualitative factors. Due to the nature of our homogenous loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed substantially on a pooled basis. A component of our methodology includes assigning potential loss factors to the payment status of multiple residential loan categories with the objective of assessing the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends and market conditions. We use this systematic methodology, as a tool, together with qualitative analysis performed by our Asset Quality Committee to estimate the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
We consider growth in the loan portfolio in our determination of the allowance for loan losses. The allowance for loan losses as a percent of total loans was 0.14% at June 30, 2007 compared with 0.16% at December 31, 2006. Although we have experienced continued significant growth in our loan portfolio, absent other factors indicating a greater potential for future losses, the increase in the loan portfolio itself would not necessitate a change in the provision for loan losses.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one to four-family mortgage loans with loan to value ratios of less than 80%. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the first half of 2007, we concluded that while home values in most of our market areas, particularly the New York metropolitan area and surrounding regions, continued to remain stable, the real estate market has slowed considerably in some parts of our lending area, particularly the mid-western region of the country where we have had modest purchased loan activity. We considered these trends in market conditions in determining the provision for loan losses for the second quarter of 2007 also taking into account the continued growth of our loan portfolio. These factors were somewhat offset by the continuation of our very low loan loss history, strength of underwriting criteria and structure of our loan products.
At June 30, 2007, first mortgage loans secured by one-to four family properties accounted for 97.7% of total loans. Fixed-rate mortgage loans represent 82.1% of our first mortgage loans. Fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans.
Non-performing loans amounted to $38.5 million at June 30, 2007 as compared to $30.0 million at December 31, 2006. Non-performing loans at June 30, 2007 includes $34.7 million of one to four family first mortgage loans compared to $24.6 million at December 31, 2006. The ratio of non-performing loans to total loans was 0.18% at June 30, 2007 compared with 0.16% at December 31, 2006. The ratio of the allowance for loan losses to non-performing loans was 81.81% at June 30, 2007 compared with 102.09% at December 31, 2006. While we have experienced an increase in non-performing loans, our charge-off history has been very low and we do not expect any significant near-term adverse change in our charge-off experience. Charge-offs amounted to $36,000 for the second quarter of 2007 as compared to net recoveries of $2,000 for the second quarter of 2006. For the year ended December 31, 2006, charge-offs amounted to $76,000. Charge-offs have been at very low levels as a result of our lending practices and the concentration of one to four family first mortgage loans in our portfolio. As a result of our underwriting policies, our borrowers typically have a significant amount of equity in the underlying real estate that we use as collateral for our loans. When a loan becomes delinquent, the borrower will usually sell the property to satisfy the loan rather than go to foreclosure. Since substantially all of our non-performing loans are secured by residential real estate with adequate collateral, we determined that the ratio of the allowance to non-performing loans was appropriate.
Non-performing loans at June 30, 2007 and December 31, 2006 included $3.0 million and $3.1 million, respectively of non-residential mortgage loans. These loans were evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. Based on this evaluation, we had no loans classified as impaired at June 30, 2007 and December 31, 2006.
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
Non-Interest Income. Total non-interest income was $1.8 million for the second quarter of 2007 compared with $1.5 million for the second quarter of 2006. The increase in non-interest income is primarily due to an increase in service charges on deposits as a result of deposit account growth.
Non-Interest Expense. Total non-interest expense increased $2.4 million, or 6.2%, to $40.9 million for the second quarter of 2007 from $38.5 million for the second quarter of 2006. The increase is primarily due to a $1.5 million increase in net occupancy expense, a $421,000 increase in compensation and benefits and a $401,000 increase in other non-interest expense. The increase in net occupancy expense and other non-interest expense is primarily the result of our branch expansion, including the addition of 14 branches from the Sound Federal acquisition in July 2006 as well as the addition of 7 de novo branch offices. The increase in compensation and benefits is primarily due to a $1.9 million increase reflecting normal salary increases as well as our branch expansion, and a $2.3 million increase in expense related to stock option grants, partially offset by a $3.9 million decrease in expense related to the ESOP Restoration Plan. The decrease in expense related to the ESOP Restoration Plan was a result of the retirement of a former executive officer and the election of a participant to receive a cash payment in lieu of participating in the plan. Our efficiency ratio was 25.62% for the second quarter of 2007 as compared to 24.84% for the second quarter of 2006. Our ratio of non-interest expense to average total assets for the second quarter of 2007 was 0.42% as compared to 0.50% for the second quarter of 2006.
Income Taxes. Income tax expense amounted to $45.5 million for the three months ended June 30, 2007, compared with $43.4 million for the corresponding period in 2006. Our effective tax rate for the second quarter of 2007 was 38.48% compared with 37.21% for the second quarter of 2006. The increase in the effective tax rate was due primarily to a change in the New Jersey tax code that eliminated the dividends received deduction for dividends paid by our real estate investment trust subsidiary to its parent company.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the six months ended June 30, 2007 and 2006. This table is prepared on the same basis as the Average Balance Sheet for the three-month periods presented on page 19.

	For the Six Months Ended June 30,
	2007				2006
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$19,731,035	$559,454	5.67%		$15,644,241	$432,819	5.53%
Consumer and other loans	426,018	13,970	6.56		252,321	7,397	5.86
Federal funds sold	187,396	4,893	5.27		134,582	3,033	4.54
Mortgage-backed securities at amortized cost	10,239,739	260,176	5.08		7,463,089	172,201	4.61
Federal Home Loan Bank stock	520,601	16,219	6.23		284,523	5,717	4.02
Investment securities, at amortized cost	5,764,587	136,429	4.73		5,597,919	122,661	4.38

Total interest-earning assets	36,869,376	991,141	5.38		29,376,675	743,828	5.06

Noninterest-earnings assets	596,273				308,618

Total Assets	$37,465,649				$29,685,293

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$794,209	3,468	0.88		$782,286	3,837	0.99
Interest-bearing transaction accounts	1,945,341	32,516	3.37		3,155,099	52,444	3.35
Money market accounts	977,515	17,992	3.71		532,804	6,451	2.44
Time deposits	9,584,729	234,419	4.93		6,568,518	125,040	3.84

Total interest-bearing deposits	13,301,794	288,395	4.37		11,038,707	187,772	3.43

Repurchase agreements	9,153,243	187,617	4.13		8,204,696	150,402	3.70
Federal Home Loan Bank of New York advances	9,436,740	201,017	4.30		4,672,459	94,386	4.07

Total borrowed funds	18,589,983	388,634	4.22		12,877,155	244,788	3.83

Total interest-bearing liabilities	31,891,777	677,029	4.28		23,915,862	432,560	3.65

Noninterest-bearing liabilities:
Noninterest-bearing deposits	507,294				448,328
Other noninterest-bearing liabilities	213,065				184,831

Total noninterest-bearing liabilities	720,359				633,159

Total liabilities	32,612,136				24,549,021
Stockholders’ equity	4,853,513				5,136,272

Total Liabilities and Stockholders’ Equity	$37,465,649				$29,685,293

Net interest income/net interest rate spread (2)		$314,112	1.10%			$311,268	1.41%

Net interest-earning assets/net interest margin (3)	$4,977,599		1.67%		$5,460,813		2.09%

Ratio of interest-earning assets to interest-bearing liabilities			1.16	x			1.23	x

(1)	Average balance includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
General. Net income was $143.9 million for the first six months of 2007, a decrease of $4.5 million, or 3.0%, compared with net income of $148.4 million for the first six months of 2006. Basic and diluted earnings per common share were both $0.28 for the first six months of 2007 compared with $0.27 for the same period in 2006. For the six months ended June 30, 2007, our annualized return on average stockholders’ equity was 5.93%, compared with 5.78% for the first six months of 2006. Our annualized return on average assets for the first six months of 2007 was 0.77% as compared to 1.00% for the first six months of 2006. The decrease in the annualized return on average assets reflected our balance sheet growth during a period of narrowing net interest rate spreads reflecting a market yield curve that was alternately flat or inverted. The increase in the annualized return on average equity is due primarily to a $282.8 million decrease in average stockholders’ equity due primarily to an increase in treasury stock as a result of our stock repurchase program.
Interest and Dividend Income. Total interest and dividend income increased $247.3 million, or 33.2%, to $991.1 million for the first six months of 2007 as compared to $743.8 million for the first six months of 2006. The increase in total interest and dividend income was primarily due to a $7.49 billion, or 25.5%, increase in the average balance of total interest-earning assets to $36.87 billion for the six months ended June 30, 2007 as compared to $29.38 billion for the six months ended June 30, 2006. The increase in interest and dividend income was also partially due to an increase of 32 basis points in the annualized weighted-average yield on total interest-earning assets to 5.38% for the first six months of 2007 from 5.06% for the comparable period in 2006.
Interest and fees on first mortgage loans increased $126.7 million to $559.5 million for the six months ended June 30, 2007 as compared to $432.8 million for the same period in 2006, primarily due to a $4.09 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on the growth of our mortgage loan portfolio. The increase in mortgage loan income was also due to a 14 basis point increase in the annualized weighted-average yield to 5.67%, reflecting the origination and purchase of mortgage loans during the period of slightly rising intermediate and long term market interest rates in 2007.
Interest income on consumer and other loans increased $6.6 million to $14.0 million for the six months ended June 30, 2007 as compared to the same period in 2006, primarily due to a $173.7 million increase in the average balance of consumer and other loans to $426.0 million and an increase of 70 basis points in the average yield to 6.56%.
Interest income on mortgage-backed securities increased $88.0 million to $260.2 million for the six months ended June 30, 2007 as compared to $172.2 million for the same period in 2006. This increase was due primarily to a $2.78 billion increase in the average balance of total mortgage-backed securities, due primarily to the purchase of variable-rate securities to complement our purchases of fixed-rate mortgage loans. The increase in income was also due to a 47 basis point increase in the annualized weighted-average yield to 5.08% for the six months ended June 30, 2007 as compared to the same period in 2006. The increase in the average yield is due primarily to the purchase of mortgage-backed securities during 2006 and 2007 at a higher yield than the yields earned on our existing mortgage-backed portfolio due to higher market interest rates. In addition, our variable-rate mortgage-backed securities repriced to higher interest rates based on the higher short-term market interest rates that have prevailed over the past 12 months and the scheduled interest rate adjustments of our predominantly variable-rate portfolio.
Dividends on Federal Home Loan Bank (“FHLB”) stock increased $10.5 million to $16.2 million for the six months ended June 30, 2007 as compared to $5.7 million for the same period in 2006. This increase was due to a $236.1 million increase in the average balance of FHLB stock to $520.6 million and a 221 basis point increase in the average dividend yield to 6.23% for the six months ended June 30, 2007 as compared to the same period in 2006.
Interest on investment securities increased $13.7 million to $136.4 million during the first six months of 2007 as compared to $122.7 million for the first six months of 2006. This increase was due primarily to a

$166.7 million increase in the average balance of investment securities to $5.76 billion. The increase in interest on investment securities was also due to a 35 basis point increase in the annualized weighted-average yield to 4.73%, reflecting purchases of securities during this period of rising interest rates.
Interest Expense. Total interest expense increased $244.4 million, or 56.5%, to $677.0 million for the six months ended June 30, 2007 from $432.6 million for the same period in 2006. This increase was due primarily to a $7.97 billion, or 33.4%, increase in the average balance of total interest-bearing liabilities to $31.89 billion for the first six months of 2007 compared with $23.92 billion for the first six months of 2006. This increase in total interest-bearing liabilities was used to fund asset growth. The increase in total interest expense was also due to a 63 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 4.28% for the six months ended June 30, 2007 as compared to 3.65% for the six months ended June 30, 2006. The increase in the average cost reflected the growth and re-pricing of our interest-bearing liabilities during the higher short-term interest rate environment experienced during the second half of 2006. The increase in the cost of our interest-bearing liabilities reflected this higher short-term interest rate environment, a very competitive environment for deposits and the shift within our deposits to higher costing short-term time deposits. Time deposits accounted for 72.1% of the average balance of interest-bearing deposits for the six months ended June 30, 2007 as compared to 59.5% for the same period in 2006. In addition, we have experienced significant growth as well as repricing of our borrowed funds over the past 12 months, a period during which market interest rates have been higher than the market rates that affected our average balance sheet in the comparable period of 2006.
Interest expense on our time deposit accounts increased $109.4 million to $234.4 million for the six months ended June 30, 2007 as compared to $125.0 million for the same period in 2006. This increase was due to a 109 basis point increase in the annualized weighted-average cost to 4.93% and a $3.02 billion increase in the average balance of time deposit accounts to $9.58 billion. Interest expense on money market accounts increased $11.5 million due to a 127 basis point increase in the annualized weighted-average cost, reflecting increases in short-term interest rates and the competitive pricing of this product, and a $444.7 million increase in the average balance to $977.5 million. The increases in the average balance of time deposits and money market accounts reflects our growth strategy and includes deposits from the 21 branches added to our branch network during 2006 as well as deposit growth in existing branches. Interest expense on our interest-bearing transaction accounts decreased $19.9 million to $32.5 million primarily due to a $1.21 billion decrease in the average balance to $1.95 billion, reflecting customer preferences for short-term time deposit products.
Interest expense on borrowed funds increased $143.8 million to $388.6 million primarily due to a $5.71 billion increase in the average balance of borrowed funds and a 39 basis point increase in the annualized weighted-average cost of borrowed funds to 4.22%. The increase in borrowed funds was used to fund asset growth. The increase in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in this increasing interest rate environment and the call, during the first six months of 2007, of $2.30 billion of borrowed funds by various lenders and subsequent re-borrowing of these funds at a higher interest rate.
Net Interest Income. Net interest income increased $2.8 million, or 0.9%, to $314.1 million for the first six months of 2007 compared with $311.3 million for the first six months of 2006. Our net interest rate spread decreased 31 basis points to 1.10% for the six months ended June 30, 2007 from 1.41% for the comparable period in 2006. Our net interest margin decreased 42 basis points to 1.67% from 2.09% for the same respective periods.

The decrease in our net interest rate margin and net interest rate spread was primarily due to the larger increase in the annualized weighted-average cost of interest-bearing liabilities compared with the increase in the annualized weighted-average yield on interest-earning assets. Changes in market interest rates during the second quarter of 2007 resulted in a return to a slightly positively-sloped yield curve. However, competitive pricing pressures continued to affect deposit pricing and the increase in longer-term interest rates have increased the cost of our borrowings, which were primarily used to fund our interest-earning assets. In addition, the shift within our deposits to higher costing short-term time deposits has contributed to the increase in the average cost of deposits. The average yields earned on our interest-earning assets have also increased, but at a slower pace than the increase in the cost of interest-bearing liabilities.
Provision for Loan Losses. The provision for loan losses amounted to $800,000 for the six months ended June 30, 2007. We did not record a provision for loan losses for the same period in 2006. The allowance for loan losses amounted to $31.5 million and $30.6 million at June 30, 2007 and December 31, 2006, respectively. The provision for loan losses during the six months ended June 30, 2007 reflects the risks inherent in our loan portfolio due to weakening real estate markets, the increase in non-performing loans and the overall growth of the loan portfolio. We recorded a provision for loan losses based on our determination of the allowance for loan losses that considers a number of quantitative and qualitative factors. See “Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006 – Provision for Loan Losses”.
Non-Interest Income. Total non-interest income was $3.4 million for the six months ended June 30, 2007 compared with $2.7 million for the six months ended June 30, 2006. The increase in non-interest income is primarily due to an increase in service charges on deposits as a result of deposit account growth.
Non-Interest Expense. Total non-interest expense increased $5.2 million, or 6.8%, to $82.0 million for the six months ended June 30, 2007 from $76.8 million for the six months ended June 30, 2006. The increase is primarily due to a $3.2 million increase in net occupancy expense and a $2.1 million increase in other non-interest expense partially offset by a $183,000 decrease in compensation and benefits. The increase in net occupancy expense and other non-interest expense is primarily the result of our branch expansion, including the addition of 14 branches from the Sound Federal acquisition in July 2006 as well as growth in the existing franchise. The decrease in compensation and benefits was due primarily to a $6.7 million decrease in expense related to the ESOP Restoration Plan, partially offset by a $4.6 million increase in expense related to stock option grants and a $3.8 million increase in payroll costs reflecting normal salary increases as well as our branch expansion. Our efficiency ratio was 25.82% for the first six months of 2007 as compared to 24.46% for the first six months of 2006. Our ratio of non-interest expense to average total assets for the first six months of 2007 was 0.44% as compared to 0.52% for the first six months of 2006.
Income Taxes. Income tax expense increased $2.0 million to $90.8 million for the six months ended June 30, 2007, from $88.8 million for the first six months of 2006. Our effective tax rate for the first six months of 2007 was 38.69% compared with 37.44% for the first six months of 2006. The increase in the effective tax rate was due primarily to a change in the New Jersey tax code that eliminated the dividends received deduction for dividends paid by our real estate investment trust subsidiary to its parent company.
Liquidity and Capital Resources
The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan and security purchases, deposit withdrawals, repayment of borrowings and operating expenses. Our primary sources of funds are deposits, borrowings, the proceeds from principal and interest payments on loans and mortgage-backed securities, the maturities and calls of investment securities and funds provided by our operations. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the receipt of these sources of funds. Our membership in the FHLB provides us with access to additional sources of borrowed funds, which is generally limited to approximately twenty times the amount of FHLB stock owned. We also have the ability to access the capital markets from time to time, depending on market conditions.
Our investment policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At June 30, 2007, our primary liquidity ratio was 28.5% compared with 39.0% at December 31, 2006.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $1.60 billion and purchased $2.37 billion of loans during the first six months of 2007 as compared to $1.25 billion and $1.49 billion during the first six months of 2006. Purchases of mortgage-backed securities during the first six months of 2007 were $2.74 billion as compared to $1.74 billion during the first six months of 2006. The increase in mortgage loan purchases and originations and the purchases of mortgage-backed securities reflected the growth initiatives we have employed in recent periods.
During the six months ended June 30, 2007, principal repayments on loans totaled $1.15 billion as compared to $821.5 million for the six months ended June 30, 2006. Principal payments on mortgage-backed securities amounted to $965.1 million and $681.7 million for those same respective periods. These increases in principal repayments were due primarily to the growth of the loan and mortgage-backed securities portfolios as well as slightly higher prepayment rates on variable-rate mortgage assets as customers refinanced to fixed-rate instruments. Maturities and calls of investment securities amounted to $1.10 billion during the first six months of 2007 compared with maturities and calls totaling $100.3 million during the first six months of 2006. The increase in the maturities and calls of investment securities reflected slightly lower short- and intermediate-term market interest rates during the second quarter of 2007 that resulted in an increase in call activity.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first six months of 2007, we purchased a net additional $157.0 million of FHLB common stock compared with purchases of $129.7 million during the first six months of 2006.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $774.9 million during the first six months of 2007 as compared to $230.5 million for the first six months of 2006. This increase reflects our growth strategy including 14 branch offices added as part of the Sound Federal acquisition and 7 de-novo branches. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. Time deposits scheduled to mature within one year were $9.32 billion at June 30, 2007. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products at the prevailing interest rate.

We also used wholesale borrowings to fund our investing and financing activities. New borrowings totaled $6.00 billion, partially offset by $2.31 billion in principal repayments of borrowed funds. At June 30, 2007, we had $12.74 billion of borrowed funds, with a weighted-average rate of 4.20%, which have call dates within one year. We anticipate that $6.99 billion of these borrowings are likely to be called based on current market interest rates. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or using funds generated by deposit growth.
Cash dividends paid during the first six months of 2007 were $82.4 million. During the first six months of 2007, we purchased 26,828,954 shares of our common stock at an aggregate cost of $357.6 million. At June 30, 2007, there remained 17,523,550 shares to be purchased under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During the first six months of 2007, Hudson City Bancorp received $135.2 million in dividend payments from Hudson City Savings, substantially all of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make.
At June 30, 2007, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 10.2%, 10.2% and 27.5%, respectively.
Off-Balance Sheet Arrangements and Contractual Obligations
Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps or caps) during the six months ended June 30, 2007 and did not have any such hedging transactions in place at June 30, 2007. We are also obligated under a number of non-cancelable operating leases.
The following table reports the amounts of contractual obligations for Hudson City as of June 30, 2007.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loan originations	$405,892	$405,892	—	—	—
Mortgage loan purchases	575,808	575,808	—	—	—
Mortgage-backed security purchases	850,300	850,300	—	—	—
Operating leases	123,289	7,155	14,468	13,623	88,043

Total	$1,955,289	$1,839,155	$14,468	$13,623	$88,043

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $178.5 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.
Critical Accounting Policies
Note 2 to our Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, asset impairment judgments, including other than temporary declines in the value of our securities, stock-based compensation, and the calculation of our employee post-retirement benefit expenses involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.
Allowance for Loan Losses
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses at June 30, 2007. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2007. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.
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
We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the allowance for loan loss analysis, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, U.S. generally accepted accounting principles and regulatory guidance. We apply this process and methodology in a consistent manner and we reassess and modify the estimation methods and assumptions used in response to changing conditions.
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
The unrealized losses in the available for sale and held to maturity portfolios at June 30, 2007 were caused by increases in market yields subsequent to purchase and are not attributable to credit quality concerns. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the intent and the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2007.
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
Goodwill
Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At June 30, 2007, the carrying amount of our goodwill totaled $152.0 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.
Based on the results of our annual goodwill impairment test, we determined the fair value of our reporting unit to be in excess of its carrying amount. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.
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
General
As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During the second quarter of 2007, short-term market interest rates decreased slightly while intermediate- and long-term interest rates increased slightly, thus causing the market yield curve to become more positively sloped, but still remain relatively flat. This market rate environment followed a period of an inverted market yield curve, which had an adverse impact on our net interest income and our net interest margin, as our interest-bearing liabilities generally reflect movements in short-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates.
Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio is subject to risks associated with the national and local economies. We do not own any trading account assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2007 and did not have any such hedging transactions in place at June 30, 2007.
During the past several years we have been originating and purchasing a larger percentage of variable-rate assets in order to better manage our interest rate risk. Included in variable-rate loans and securities are loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. During the first six months of 2007, variable-rate products constituted 13.7% of the combined total mortgage loan originations and purchases and 98.1% of mortgage-backed security purchases. In aggregate, 49.5% of our mortgage-related asset originations and purchases had variable rates.
The strategy to originate and purchase a larger percentage of variable-rate assets has lowered our percentage of fixed-rate interest-earning assets to total interest-earning assets to 57.3% at June 30, 2007 from 60.8% at December 31, 2006. Notwithstanding the decrease in the percentage of fixed-rate interest-earning assets to total interest-earning assets, fixed-rate interest earning assets may have an adverse impact on our earnings in a rising interest rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and callable borrowed funds. The strategy to originate a higher percentage of variable-rate instruments may also have an adverse impact on our net interest income and net interest margin as variable-rate interest-earning assets generally have initial interest rates lower than fixed-rate interest-earning assets.
We have funded our asset growth by borrowing funds and taking customer deposits. The funds we borrowed during the first six months of 2007 have ten-year maturities and are callable quarterly after an initial non-call period of one to three years. In a decreasing interest rate environment, these borrowings would tend to remain outstanding until their maturity date and thus have an adverse impact on our net interest expense and net interest margin as this expense would not reprice to the lower market interest rate environment. These callable borrowings would also have an adverse impact on our net income in a rising interest rate environment as these borrowings would likely be called and we would borrow new funds at the higher market interest rate. Our deposit growth has been primarily due to increases in our short-term time deposits, primarily due to customer preferences and competitive pricing. Of our $9.89 billion of time deposits outstanding as of June 30, 2007, $9.32 billion, with a weighted-average rate of 5.00%, are scheduled to mature within one year.
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

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(17.42)%
100	(8.29)
50	(3.97)
—	—
(50)	2.65
(100)	2.99
(200)	(3.35)
The above table indicates that at June 30, 2007, in the event of a 200 basis point increase in interest rates, we would expect to experience a 17.42% decrease in net interest income as compared to an 11.76% decrease at December 31, 2006. The negative change to net interest income in the positive rate change scenarios was primarily due to the anticipated calls of borrowed funds and the increased expense of our short-term time deposits in the increasing interest rate environment scenario. The larger decrease from the December 31, 2006 analysis reflects the larger amount of borrowed funds held and the higher long-term interest rate environment at June 30, 2007, which would cause a larger amount of borrowing to be called.
The above table also indicates that at June 30, 2007, in the event of a 200 basis point decrease in interest rates, we would expect to experience a 3.35% decrease in net interest income as compared to a 10.09% decrease at December 31, 2006. The negative change to net interest income in the minus 200 basis point rate change scenario was primarily due to an increase in prepayment speeds on mortgage-related assets as well as an increase in the calls of investment securities. The model assumes that these cash flows would be reinvested at the lower market interest rates. The lower decrease from the December 31, 2006 analysis is a result of the higher long-term interest rate environment at June 30, 2007, thus causing slower changes to the prepayment speeds.

We also monitor interest rate risk by analyzing the change to the estimated present value of equity over a range of interest rate change scenarios. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

	Present Value of Equity			Value of Assets
					Basis
Change in	Dollar	Dollar	Percent	Present	Points
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)	(Dollars in thousands)
200	$2,668,186	$(2,100,913)	(44.05)%	7.38%	(483)
100	3,730,721	(1,038,378)	(21.77)	9.92	(229)
50	4,276,396	(492,703)	(10.33)	11.15	(106)
—	4,769,099	—	—	12.21	—
(50)	4,917,546	148,447	3.11	12.38	17
(100)	4,554,628	(214,471)	(4.50)	11.35	(86)
(200)	2,921,991	(1,847,108)	(38.73)	7.25	(496)
In the 200 basis point increase scenario, the change in the present value of equity was negative 44.05% at June 30, 2007 as compared to negative 28.97% at December 31, 2006. The change in the present value ratio was negative 483 basis points at June 30, 2007 as compared to a negative 364 basis points at December 31, 2006. The increase in the negative values in the present value of equity and the present value ratio in the positive rate change scenarios was primarily due to the extent to which our interest-earning assets at June 30, 2007 were comprised of fixed-rate investment securities, mortgage-backed securities and mortgage loans.
In the 200 basis point decrease scenario, the change in the present value of equity was negative 38.73% at June 30, 2007 as compared to negative 41.30% at December 31, 2006. The change in the present value ratio was negative 496 basis points at June 30, 2007 as compared to a negative 650 basis points at December 31, 2006. The decrease in the present value of equity and the present value ratio in the negative rate change scenarios was primarily due to the change in value of our borrowed funds, which in a decreasing rate environment, would not be called and thus extend to their maturity date.
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
GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007, which we anticipate to reprice or mature in each of the future time periods shown. The mortgage-related asset prepayment rate assumptions and non-maturity deposit account decay rate assumptions are the same as used in the December 31, 2006 analysis. At June 30, 2007, we have reported no investment securities at their call date, but have reported $6.98 billion of callable borrowings at their call date based on the interest rate and option characteristics of the borrowed funds that could be called within the next twelve-month period. At December 31, 2006, we anticipated calls of borrowed funds of $3.55 billion. The $1.57 billion of government-sponsored agency securities with step-up features are reported at their next interest rate adjustment. We have excluded non-accrual mortgage loans of $35.1 million and non-accrual other loans of $724,000 from the table.

	June 30, 2007
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,324,287	$1,425,449	$2,411,838	$2,736,448	$2,661,270	$10,909,191	$21,468,483
Consumer and other loans	100,277	805	9,473	4,283	16,984	258,824	390,646
Federal funds sold	84,077	0	0	0	0	0	84,077
Mortgage-backed securities	1,430,757	1,363,674	1,500,917	1,673,641	3,372,151	1,758,607	11,099,747
FHLB stock	601,976	0	0	0	0	0	601,976
Investment securities	731,377	300,008	2,073,973	519,445	1,457,978	233,348	5,316,129

Total interest-earning assets	4,272,751	3,089,936	5,996,201	4,933,817	7,508,383	13,159,970	38,961,058

Interest-bearing liabilities:
Savings accounts	43,657	39,233	38,937	38,937	77,874	545,114	783,752
Interest-bearing demand accounts	168,565	168,565	261,600	261,600	440,667	489,680	1,790,677
Money market accounts	28,576	28,576	114,304	114,304	228,608	628,670	1,143,038
Time deposits	8,391,974	926,482	385,943	138,405	49,358	—	9,892,162
Borrowed funds	2,525,000	4,466,000	—	—	550,000	13,125,000	20,666,000

Total interest-bearing liabilities	11,157,772	5,628,856	800,784	553,246	1,346,507	14,788,464	34,275,629

Interest rate sensitivity gap	$(6,885,021)	$(2,538,920)	$5,195,417	$4,380,571	$6,161,876	$(1,628,494)	$4,685,429

Cumulative interest rate sensitivity gap	$(6,885,021)	$(9,423,941)	$(4,228,524)	$152,047	$6,313,923	$4,685,429

Cumulative interest rate sensitivity gap as a percent of total assets	(17.35)%	(23.74)%	(10.65)%	0.38%	15.91%	11.80%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	38.29%	43.86%	75.96%	100.84%	132.40%	113.67%
The cumulative one-year gap as a percent of total assets was negative 23.74% at June 30, 2007 compared with negative 14.16% at December 31, 2006. The higher negative cumulative one-year gap primarily reflects the increase in the amounts of borrowed funds we anticipate to be called within the next twelve months.
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the second quarter of 2007 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

April 1-April 30, 2007	1,425,000	$13.69	1,425,000	31,620,700
May 1-May 31, 2007	6,238,504	13.35	6,200,000	25,420,700
June 1-June 30, 2007	7,897,150	12.87	7,897,150	17,523,550

Total	15,560,654	13.14	15,522,150

(1)	On June 20, 2006, Hudson City Bancorp announced the adoption of its seventh Stock Repurchase Program, which authorized the repurchase of up to 56,975,000 shares of common stock. This program has no expiration date and has 17,523,550 shares yet to be purchased as of June 30, 2007. On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date and no shares have been purchased pursuant to this program.
Item 3. – Defaults Upon Senior Securities
Not applicable.

Item 4. – Submission of Matters to a Vote of Security Holders
On April 24, 2007, the annual meeting of stockholders of Hudson City Bancorp, Inc. was held to consider and vote on certain matters.
     Proposal 1 – The election of three directors for terms of three years each.
     Votes cast for William J. Cosgrove:

For:	476,397,305
Withheld:	12,927,358
     Votes cast for Donald O. Quest:

For:	477,829,237
Withheld:	11,495,426
     Votes cast for Joseph G. Sponholz:

For:	479,244,063
Withheld:	10,080,600
There were no broker held non-voted shares represented at the meeting with respect to this matter.
Proposal 2 – The ratification of the appointment of KPMG LLP as Hudson City Bancorp’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For:	478,822,640
Against:	7,110,084
Abstain:	3,391,940
There were no broker held non-voted shares represented at the meeting with respect to this matter.
Item 5. – Other Information
Not applicable.
Item 6. – Exhibits

Exhibit Number	Exhibit

3.1	Amended bylaws of Hudson City Bancorp, Inc.

10.1	Agreement between Hudson City Bancorp, Inc. and John M. Tassillo, Executive Vice-President and Treasurer

31.1	Certification of Chief Executive Officer

Exhibit Number	Exhibit
31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.
Date: August 8, 2007	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007	By:	/s/ James C. Kranz
James C. Kranz Senior Vice President and Chief Financial Officer (Principal Financial Officer)