Form 10-Q
period 2007-09-30
HUDSON CITY BANCORP INC
filed 2007-11-09
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2007

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
Yes ☐ No ☑
As of November 8, 2007, the registrant had 520,425,189 shares of common stock, $0.01 par value, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30,	December 31,
(In thousands, except share and per share amounts)	2007	2006
	(Unaudited)
Assets:
Cash and due from banks	$107,893	$125,630
Federal funds sold	202,458	56,616

Total cash and cash equivalents	310,351	182,246
Securities available for sale:
Mortgage-backed securities	2,683,594	2,404,421
Investment securities	3,663,715	4,379,615
Securities held to maturity:
Mortgage-backed securities (fair value of $9,752,408 at September 30, 2007 and $6,804,598 at December 31, 2006)	9,837,898	6,925,210
Investment securities (fair value of $1,528,801 at September 30, 2007 and $1,502,934 at December 31, 2006)	1,533,982	1,533,969

Total securities	17,719,189	15,243,215
Loans	23,030,345	19,083,617
Deferred loan costs	33,920	16,159
Allowance for loan losses	(32,850)	(30,625)

Net loans	23,031,415	19,069,151
Federal Home Loan Bank of New York stock	657,101	445,006
Foreclosed real estate, net	3,405	3,161
Accrued interest receivable	253,199	194,229
Banking premises and equipment, net	76,224	73,929
Goodwill	152,109	150,831
Other assets	113,801	144,813

Total Assets	$42,316,794	$35,506,581

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing	$14,105,685	$12,917,286
Noninterest-bearing	520,041	498,301

Total deposits	14,625,726	13,415,587
Repurchase agreements	11,616,000	8,923,000
Federal Home Loan Bank of New York advances	11,275,000	8,050,000

Total borrowed funds	22,891,000	16,973,000
Accrued expenses and other liabilities	210,558	187,738

Total liabilities	37,727,284	30,576,325

Common stock, $0.01 par value, 3,200,000,000 shares authorized;
741,466,555 shares issued; 522,375,189 shares outstanding at September 30, 2007 and 557,787,921 shares outstanding at December 31, 2006	7,415	7,415
Additional paid-in capital	4,572,582	4,553,614
Retained earnings	1,966,167	1,877,840
Treasury stock, at cost; 219,091,366 shares at September 30, 2007 and 183,678,634 shares at December 31, 2006	(1,712,914)	(1,230,793)
Unallocated common stock held by the employee stock ownership plan	(223,752)	(228,257)
Accumulated other comprehensive loss, net of tax	(19,988)	(49,563)

Total stockholders’ equity	4,589,510	4,930,256

Total Liabilities and Stockholders’ Equity	$42,316,794	$35,506,581

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
Interest and Dividend Income:
First mortgage loans	$313,943	$246,230	$873,397	$679,049
Consumer and other loans	7,107	5,425	21,077	12,822
Mortgage-backed securities held to maturity	124,524	68,249	329,604	182,034
Mortgage-backed securities available for sale	26,620	31,372	81,716	89,788
Investment securities held to maturity	18,620	18,673	55,863	55,936
Investment securities available for sale	43,391	45,233	142,577	130,631
Dividends on Federal Home Loan Bank of New York stock	10,616	4,640	26,835	10,357
Federal funds sold	3,382	2,223	8,275	5,256

Total interest and dividend income	548,203	422,045	1,539,344	1,165,873

Interest Expense:
Deposits	155,055	115,894	443,450	303,666
Borrowed funds	230,932	153,023	619,566	397,811

Total interest expense	385,987	268,917	1,063,016	701,477

Net interest income	162,216	153,128	476,328	464,396
Provision for Loan Losses	2,000	—	2,800	—

Net interest income after provision for loan losses	160,216	153,128	473,528	464,396

Non-Interest Income:
Service charges and other income	2,049	1,669	5,422	4,384
Gains on securities transactions, net	—	—	—	4

Total non-interest income	2,049	1,669	5,422	4,388

Non-Interest Expense:
Compensation and employee benefits	26,554	26,633	78,114	78,376
Net occupancy expense	7,718	6,519	21,997	17,629
Federal deposit insurance assessment	405	431	1,293	1,257
Computer and related services	633	779	2,014	2,078
Other expense	5,878	6,226	19,734	18,048

Total non-interest expense	41,188	40,588	123,152	117,388

Income before income tax expense	121,077	114,209	355,798	351,396
Income Tax Expense	46,634	43,238	137,448	132,029

Net income	$74,443	$70,971	$218,350	$219,367

Basic Earnings Per Share	$0.15	$0.13	$0.43	$0.41

Diluted Earnings Per Share	$0.15	$0.13	$0.42	$0.40

Weighted Average Number of Common Shares Outstanding:
Basic	491,331,210	531,129,380	504,784,333	539,843,240
Diluted	500,861,222	540,969,501	514,734,542	550,497,527
See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,553,614	4,533,329
Unvested RRP awards reclassified as additonal paid-in-capital	—	(2,815)
Stock option plan expense	9,258	3,222
Tax benefit from stock plans	3,250	7,135
Allocation of ESOP stock	5,183	4,934
Vesting of RRP stock	1,277	1,704

Balance at end of period	4,572,582	4,547,509

Retained Earnings:
Balance at beginning of year	1,877,840	1,759,492
Net Income	218,350	219,367
Dividends paid on common stock ($0.245 and $0.225 per share, respectively)	(124,259)	(121,870)
Exercise of stock options	(5,764)	(7,143)

Balance at end of period	1,966,167	1,849,846

Treasury Stock:
Balance at beginning of year	(1,230,793)	(798,232)
Purchase of common stock	(491,275)	(335,161)
Exercise of stock options	9,154	13,074

Balance at end of period	(1,712,914)	(1,120,319)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(228,257)	(234,264)
Allocation of ESOP stock	4,505	4,505

Balance at end of period	(223,752)	(229,759)

Unallocated common stock held by the RRP:
Balance at beginning of year	—	(2,815)
Unvested RRP awards reclassified as additonal paid-in-capital	—	2,815

Balance at end of period	—	—

Accumulated other comprehensive loss:
Balance at beginning of year	(49,563)	(63,449)
Unrealized holding gains arising during period, net of tax expense of $20,598 and $7,612 in 2007 and 2006, respectively	29,827	11,022
Reclassification adjustment for gains in net income, net of tax of $0 for 2007 and ($2) for 2006, respectively	—	(2)
Pension and other postretirement benefits adjustment	(252)	(21)

Balance at end of period	(19,988)	(52,450)

Total Stockholders’ Equity	$4,589,510	$5,002,242

Summary of comprehensive income
Net income	$218,350	$219,367
Other comprehensive income, net of tax	29,575	10,999

Total comprehensive income	$247,925	$230,366

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
	(In thousands)
Cash Flows from Operating Activities:
Net income	$218,350	$219,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	17,600	14,774
Provision for loan losses	2,800	—
Gains on securities transactions, net	—	(4)
Share-based compensation, including committed ESOP shares	20,223	14,365
Deferred tax benefit	(3,426)	(15,448)
Increase in accrued interest receivable	(58,970)	(49,116)
Decrease in other assets	9,966	6,476
Increase in accrued expenses and other liabilities	22,568	41,582

Net Cash Provided by Operating Activities	229,111	231,996

Cash Flows from Investing Activities:
Originations of loans	(2,645,435)	(1,818,189)
Purchases of loans	(3,057,075)	(1,914,033)
Principal payments on loans	1,734,448	1,267,806
Principal collection of mortgage-backed securities held to maturity	930,105	549,796
Purchases of mortgage-backed securities held to maturity	(3,846,976)	(2,037,697)
Principal collection of mortgage-backed securities available for sale	535,415	545,152
Proceeds from sales of mortgage-backed securities available for sale	—	186,169
Purchases of mortgage-backed securities available for sale	(803,352)	(593,161)
Proceeds from maturities and calls of investment securities held to maturity	—	251
Proceeds from maturities and calls of investment securities available for sale	1,650,054	250,008
Proceeds from sales of investment securities available for sale	—	112,157
Purchases of investment securities available for sale	(898,705)	(399,999)
Purchases of Federal Home Loan Bank of New York stock	(221,410)	(187,111)
Redemption of Federal Home Loan Bank of New York stock	9,315	4,500
Cash paid in purchase acquisition, net of cash acquired	—	(197,653)
Purchases of premises and equipment, net	(9,955)	(19,898)
Net proceeds from sale of foreclosed real estate	3,320	1,086

Net Cash Used in Investing Activities	(6,620,251)	(4,250,816)

Cash Flows from Financing Activities:
Net increase in deposits	1,210,139	361,656
Proceeds from borrowed funds	9,025,000	6,025,000
Principal payments on borrowed funds	(3,107,000)	(1,750,000)
Dividends paid	(124,259)	(121,870)
Purchases of treasury stock	(491,275)	(335,161)
Exercise of stock options	3,390	5,931
Tax benefit from stock plans	3,250	7,135

Net Cash Provided by Financing Activities	6,519,245	4,192,691

Net Increase in Cash and Cash Equivalents	128,105	173,871
Cash and Cash Equivalents at Beginning of Year	182,246	102,259

Cash and Cash Equivalents at End of Period	$310,351	$276,130

Supplemental Disclosures:
Interest paid	$1,032,914	$677,034

Loans transferred to foreclosed real estate	$3,667	$1,782

Income tax payments	$123,841	$90,194

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
Plan of Conversion and Reorganization
On June 7, 2005, Hudson City Bancorp, Hudson City Savings and Hudson City, MHC reorganized from a two-tier mutual holding company structure to a stock holding company structure, and Hudson City Bancorp completed a stock offering, all in accordance with a Plan of Conversion and Reorganization (the “Plan”). Under the terms of the Plan, Hudson City, MHC merged into Hudson City Bancorp and the shares of Hudson City Bancorp common stock owned by Hudson City, MHC were cancelled. Shares of common stock representing the ownership interest of Hudson City, MHC were sold in the stock offering. In accordance with the Plan, we also affected a stock split pursuant to which shares were converted into the right to receive new shares of Hudson City Bancorp common stock determined pursuant to an exchange ratio.
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
The excess of the total acquisition cost over the fair value of the net assets acquired, or “goodwill”, totaled $152.1 million and was recognized as an intangible asset. Also as a result of the Acquisition, we recorded a core deposit intangible of $13.7 million. The unamortized balance of the core deposit intangible was $10.8 million at September 30, 2007 and is included in the line item “Other Assets” in the Consolidated Statements of Financial Condition.
2. Basis of Presentation
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2007. In preparing the consolidated financial statements,

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2007			2006
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$74,443			$70,971

Basic earnings per share:
Income available to common stockholders	$74,443	491,331	$0.15	$70,971	531,129	$0.13

Effect of dilutive common stock equivalents	—	9,530		—	9,841

Diluted earnings per share:
Income available to common stockholders	$74,443	500,861	$0.15	$70,971	540,970	$0.13

	For the Nine Months Ended September 30,
	2007			2006
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$218,350			$219,367

Basic earnings per share:
Income available to common stockholders	$218,350	504,784	$0.43	$219,367	539,843	$0.41

Effect of dilutive common stock equivalents	—	9,951		—	10,655

Diluted earnings per share:
Income available to common stockholders	$218,350	514,735	$0.42	$219,367	550,498	$0.40

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
4. Stock Repurchase Programs
Under our previously announced stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock, which may be reissued for general corporate use. During the nine months ended September 30, 2007, we purchased 36,678,954 shares of our common stock at an aggregate cost of $491.3 million. As of September 30, 2007, there remained 59,073,550 shares to be purchased under the existing stock repurchase programs, including 51,400,000 shares, or approximately 10% of the common stock outstanding, under a new repurchase program approved by our Board of Directors on July 24, 2007.
5. Postretirement Plans
The Company maintains non-contributory retirement and post-retirement plans to cover employees hired on or before July 31, 2005, including retired employees, who have met the eligibility requirements of the plans. Benefits under the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and compensation. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, which is maintained for certain employees, is unfunded.
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended September 30,
	Retirement Plans		Other Benefits
	2007	2006	2007	2006
	(In thousands)
Service cost	$810	$802	$268	$269
Interest cost	1,569	1,269	525	510
Expected return on assets	(2,034)	(1,718)	—	—
Amortization of:
Net loss	37	130	144	167
Unrecognized prior service cost	69	35	(391)	(391)

Net periodic benefit cost	$451	$518	$546	$555

	For the Nine Months Ended September 30,
	Retirement Plans		Other Benefits
	2007	2006	2007	2006
	(In thousands)
Service cost	$2,430	$2,406	$804	$807
Interest cost	4,707	3,808	1,575	1,530
Expected return on assets	(6,102)	(5,154)	—	—
Amortization of:
Net loss	111	389	432	500
Unrecognized prior service cost	207	105	(1,173)	(1,174)

Net periodic benefit cost	$1,353	$1,554	$1,638	$1,663

During the nine months ended September 30, 2007 and 2006, we made contributions of $2.1 million and $625,000, respectively, to the pension plans.
6. Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	For the Nine Months Ended September 30,
	2007		2006
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	26,979,989	$6.89	21,659,869	$4.21
Granted	3,527,500	13.74	7,960,000	12.76
Exercised	(1,266,222)	2.68	(2,241,263)	2.65
Forfeited	(66,740)	10.03	(8,336)	4.21

Outstanding at end of period	29,174,527	7.71	27,370,270	6.82

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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
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
During the nine months ended September 30, 2007, the Committee authorized stock option grants pursuant to the SIP Plan for 3,527,500 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 3,042,500 will vest in January 2010 if certain financial performance measures are met. The remaining 485,000 options have vesting dates between January and April 2008. The 2007 grants have an expiration period of ten years. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2007 grants.
The fair value of the 2007 grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during the nine months ended September 30, 2007 was $2.77.

	2007
Expected dividend yield		2.32%
Expected volatility		19.11%
Risk-free interest rate		4.87%
Expected option life	5.2	years
Compensation expense related to our outstanding stock options amounted to $3.0 million and $2.3 million for the three months ended September 30, 2007 and 2006, respectively, and $9.3 million and $3.2 million, for the nine months ended September 30, 2007 and 2006, respectively.
7. Income Taxes
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. As of January 1, 2007 (the date of adoption), the Company had unrecognized tax benefits of $1.7 million as a result of tax positions taken during prior periods, all of which would affect the Company’s effective tax rate if recognized. As of September 30, 2007, the Company had a total of $2.4 million of unrecognized tax benefits. Accrued estimated penalties and interest on these tax positions were approximately $227,000 at January 1, 2007. Estimated penalties and interest are included in income tax expense. The Company’s tax returns for the years 2002 through 2006 are subject to examination by various tax jurisdictions. The adoption of FASB Interpretation No. 48 did not result in any adjustments to retained earnings at January 1, 2007.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We do not expect our adoption of SFAS No. 157 to have a material impact on our financial condition or results of operations.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We continue to focus on our traditional thrift business model by growing our franchise through the origination and purchase of one- to four-family mortgage loans and funding this loan production with increased borrowings and growth in deposit accounts. We opened three new branches during the third quarter and a fourth branch in early October, increasing our total footprint to 119 branches. In addition, we recently committed to opening three branches in Fairfield County, Connecticut, one in Suffolk County, New York and one in Ocean County, New Jersey in the first half of 2008.
Our results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, credit quality, government policies and actions of regulatory authorities. Our results are also affected by the market price of our stock, as the expense of our employee stock ownership plan is related to the current price of our common stock.
The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) decreased the overnight lending rate by 50 basis points at its meeting in September 2007 to 4.75%. This decrease in the overnight lending rate was the first rate change since June 2006. As a result, short-term market interest rates continued to decrease during the third quarter. The FOMC also decreased the overnight lending rate by 25 basis points at its meeting in October 2007. Intermediate-term market interest rates, those with maturities of two to five years, and long-term market interest rates also decreased during the third quarter of 2007, but at a slower pace than the short-term interest rates. The result of these interest rate changes was a steepening of the yield curve during the third quarter of 2007. However, competitive pricing pressures continued to affect deposit pricing and increased our cost of funds. In addition, the shift within our deposits to higher costing short-term time deposits has contributed to the increase in the average cost of deposits. The average yields earned on our interest-earning assets have also increased, but at a slower pace than the increase in the cost of interest-bearing liabilities.
Net income amounted to $74.4 million for the third quarter of 2007, as compared to $71.0 million for the third quarter of 2006. For the nine months ended September 30, 2007, net income amounted to $218.4 million as compared to $219.4 million for the 2006 period. Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and total non-interest income, was 25.07% for the third quarter of 2007 and 25.56% for the first nine months of 2007. For the three months ended September 30, 2007, our annualized return on average stockholders’ equity was 6.41%, compared with 5.69% for the third quarter of 2006. For the nine months ended September 30, 2007, our annualized return on average stockholders’ equity was 6.09%, compared with 5.75% for the first nine months of 2006. The increases in the annualized returns on average equity are due primarily to decreases in average stockholders’ equity due primarily to our stock repurchase program and cash dividend payments. Our annualized return on average assets for the third quarter of 2007 was 0.73% as compared to 0.87% for the third quarter of 2006. Our annualized return on average assets for the first nine months of 2007 was 0.75% as compared to 0.95% for the first nine months of 2006. The decreases in the annualized return on average assets reflected our balance sheet growth during a period of narrowing net interest rate spreads that reflected a market yield curve that was alternately flat or inverted prior to the third quarter of 2007.
Net interest income increased 5.9% to $162.2 million for the third quarter of 2007 and 2.6% to $476.3 million for the nine months ended September 30, 2007. During the third quarter of 2007, our net interest rate spread decreased 16 basis points to 1.14% and our net interest margin decreased 28 basis points to 1.65% as compared to the corresponding period in 2006. During the first nine months of 2007, our net interest rate spread decreased 26 basis points to 1.11% and our net interest margin decreased 37 basis points to 1.66% as compared to the same period in 2006.
We have been able to grow our assets by 19.2% to $42.32 billion at September 30, 2007 from $35.51 billion at December 31, 2006, while maintaining strong credit quality. Loans increased $3.96 billion to $23.03 billion at September 30, 2007 from $19.07 billion at December 31, 2006. The increase is a result of our continued origination and purchase of residential mortgages loans. We purchased $3.06 billion of loans and originated $2.65 billion of loans during the nine months ended September 30, 2007. We have been able to increase our origination of loans as a result of the acquisition of Sound Federal and the expansion of our mortgage broker network. The acquisition of Sound Federal has given us a presence in Westchester County, New York and Fairfield County, Connecticut. The Connecticut market in particular has provided strong loan growth and is our second largest county for loan production.
We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. The market does not apply a uniform definition of what constitutes “sub-prime” lending. Our reference to sub-prime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies (the “Agencies”), on June 29, 2007, which further references the “Expanded Guidance for Sub-prime Lending Programs,” (the “Expanded Guidance”), issued by the Agencies by press release dated January 31, 2001. In the Expanded Guidance, the Agencies indicated that sub-prime lending does not refer to individual sub-prime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The Agencies recognize that many prime loan portfolios will contain such accounts. The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the sub-prime arena. According to the Expanded Guidance, sub-prime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all sub-prime borrowers and may not match all markets or institutions’ specific sub-prime definitions, are set forth, including having a FICO score of 660 or below. Based upon the definition and exclusions described above, we are a prime lender. However, as we are a portfolio lender we review all data contained in borrower credit reports and do not base our underwriting decisions solely on FICO scores. We believe the aforementioned loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.
The provision for loan losses amounted to $2.0 million in the third quarter of 2007 and $2.8 million for the nine months ended September 30, 2007. We did not record a provision for loan losses for the same periods in 2006. The 2007 provision for loan losses reflects the risks inherent in our loan portfolio due to softening in real estate values in certain regions of our lending markets, the increase in non-performing loans and the overall growth of our loan portfolio. The ratio of non-performing loans to total loans was 0.26% at September 30, 2007 as compared to 0.16% at December 31, 2006.
Total securities increased $2.48 billion to $17.72 billion at September 30, 2007 from $15.24 billion at December 31, 2006. The increase in securities was primarily due to purchases of mortgage-backed securities of $4.65 billion, partially offset by principal collections on mortgage-backed securities of $1.47 billion.

Deposits increased $1.21 billion to $14.63 billion at September 30, 2007 from $13.42 billion at December 31, 2006. The increase in deposits was attributable to growth in our time deposits and money market accounts. The increase in these accounts was a result of our competitive pricing strategies that focused on attracting these types of deposits as well as customer preferences for time deposits rather than other types of deposit accounts.
Borrowed funds increased $5.92 billion to $22.89 billion at September 30, 2007 from $16.97 billion at December 31, 2006. The increase in borrowed funds was the result of $9.03 billion of new borrowings at a weighted-average rate of 4.31%, partially offset by repayments of $3.11 billion with an average rate of 3.66%.
Comparison of Financial Condition at September 30, 2007 and December 31, 2006
During the first nine months of 2007, our total assets increased $6.81 billion, or 19.2%, to $42.32 billion at September 30, 2007 from $35.51 billion at December 31, 2006. Loans increased $3.96 billion, or 20.8%, to $23.03 billion at September 30, 2007 from $19.07 billion at December 31, 2006 due to continued loan purchase activity as well as our focus on the origination of one-to-four family first mortgage loans in New Jersey, New York and Connecticut. For the first nine months of 2007, we purchased mortgage loans of $3.06 billion and originated mortgage and other loans of $2.65 billion, compared with purchases of $1.91 billion and originations of $1.82 billion for the comparable period in 2006. The larger volume of purchases of mortgage loans during the first nine months of 2007 allowed us to continue to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model.
Our first mortgage loan originations and purchases were substantially in one-to four-family mortgage loans. Approximately 44.0% of mortgage loan originations were variable-rate loans. Substantially all purchased mortgage loans were fixed-rate loans since variable-rate loans available for purchase are typically outside of our defined geographic parameters and include features, such as option ARM’s, that do not meet our underwriting standards. At September 30, 2007, fixed-rate mortgage loans accounted for 80.2% of our first mortgage loan portfolio compared with 81.0% at December 31, 2006.
Total mortgage-backed securities increased $3.19 billion to $12.52 billion at September 30, 2007 from $9.33 billion at December 31, 2006. This increase resulted from $4.65 billion in purchases of securities, all of which are issued by a U.S. government agency or U.S. government-sponsored enterprise. Of these purchases, approximately 99.0% were variable-rate instruments. At September 30, 2007, variable-rate mortgage-backed securities accounted for 78.9% of our portfolio compared with 69.6% at December 31, 2006. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our primary lending activities are the origination and purchase of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations while providing a source of cash flow from monthly principal and interest payments.
Federal funds sold increased $145.9 million to $202.5 million at September 30, 2007 as compared to $56.6 million at December 31, 2006. This increase was due to liquidity that was made available to fund asset purchases with October 2007 settlement dates.
Accrued interest receivable increased by $59.0 million to $253.2 million at September 30, 2007 as compared to $194.2 million at December 31, 2006. This increase was due primarily to increased balances in loans and investments. The $31.0 million decrease in other assets was primarily due to a decrease of $23.5 million in deferred tax assets.
Total liabilities increased $7.15 billion, or 23.4%, to $37.73 billion at September 30, 2007 compared with $30.58 billion at December 31, 2006. Borrowed funds increased $5.92 billion, or 34.9%, to $22.89 billion at September 30, 2007 from $16.97 billion at December 31, 2006. The increase in borrowed funds was the result of $9.03 billion of new borrowings at a weighted-average rate of 4.31%, partially offset by repayments of $3.11 billion with a weighted average rate of 3.66%. The new borrowings have final maturities of ten years and initial reprice dates ranging from one to five years. The additional borrowed funds were used primarily to fund our asset growth. Borrowed funds at September 30, 2007 were comprised of $11.62 billion of securities sold under agreements to repurchase and $11.27 billion of Federal Home Loan Bank advances.
Total deposits increased $1.21 billion, or 9.0%, during the first nine months of 2007, due primarily to a $1.27 billion increase in total time deposits, and a $434.0 million increase in our money market accounts. These increases were partially offset by a $515.4 million decrease in our interest-bearing transaction accounts and savings accounts, due primarily to customers shifting deposits to short-term time deposits. We continued to experience increased competitive pressure during the first nine months of 2007 with respect to the pricing of short-term deposits in the New York metropolitan area. The increase in time deposits reflects our competitive pricing of these deposits and customer preference for short-term time deposits.
Other liabilities increased to $210.6 million at September 30, 2007 as compared to $187.7 million at December 31, 2006. The increase is the result of an increase in accrued interest payable on our deposits and borrowings of $31.1 million and an increase in accrued taxes of $10.9 million, partially offset by a decrease in accrued expenses of $18.6 million.
Total stockholders’ equity decreased $340.7 million to $4.59 billion at September 30, 2007 from $4.93 billion at December 31, 2006. The decrease was primarily due to repurchases of 36,678,954 shares of our outstanding common stock at an aggregate cost of $491.3 million and cash dividends paid to common stockholders of $124.3 million. These decreases to stockholders’ equity were partially offset by net income of $218.4 million for the nine months ended September 30, 2007.
The accumulated other comprehensive loss of $20.0 million at September 30, 2007 includes an $18.7 million after-tax net unrealized loss on securities available for sale ($31.6 million pre-tax). We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as U.S. Government and Agency securities. These securities account for 99.95% of total securities. The Company does not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. The unrealized losses in the available for sale and held to maturity portfolios at September 30, 2007 were caused by increases in market yields subsequent to purchase and are not attributable to credit quality concerns. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the intent and the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2007. The accumulated other comprehensive loss of $20.0 million at September 30, 2007 represented an improvement from $49.6 million at December 31, 2006 reflecting a lower unrealized loss on securities available for sale as a result of lower market interest rates.

As of September 30, 2007, 59,073,550 shares were available for repurchase under our existing stock repurchase programs. At September 30, 2007, our stockholders’ equity to asset ratio was 10.85% compared with 13.89% at December 31, 2006. For the first nine months of 2007, the ratio of average stockholders’ equity to average assets was 12.40% compared with 16.00% for the year 2006. The lower equity-to-assets ratios reflect our strategy to grow assets, repurchase our common stock and pay dividends. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.44 at September 30, 2007 and $9.45 at December 31, 2006. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from stockholders’ equity, was $9.10 as of September 30, 2007 and $9.13 at December 31, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended September 30, 2007 and 2006. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended September 30,
	2007				2006
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$21,990,493	$313,943	5.71%		$17,355,122	$246,230	5.68%
Consumer and other loans	432,061	7,107	6.58		341,875	5,425	6.35
Federal funds sold	271,404	3,382	4.94		166,404	2,223	5.30
Mortgage-backed securities at amortized cost	11,617,722	151,144	5.20		8,257,035	99,621	4.83
Federal Home Loan Bank stock	623,693	10,616	6.81		388,951	4,640	4.77
Investment securities, at amortized cost	5,179,482	62,011	4.79		5,675,493	63,906	4.50

Total interest-earning assets	40,114,855	548,203	5.47		32,184,880	422,045	5.25

Noninterest-earnings assets	617,794				458,055

Total Assets	$40,732,649				$32,642,935

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$766,928	1,457	0.75		$809,278	1,989	0.98
Interest-bearing transaction accounts	1,715,934	14,538	3.36		2,468,022	20,651	3.32
Money market accounts	1,264,556	13,436	4.22		805,105	6,592	3.25
Time deposits	10,099,706	125,624	4.93		7,742,845	86,662	4.44

Total interest-bearing deposits	13,847,124	155,055	4.44		11,825,250	115,894	3.89

Repurchase agreements	10,948,609	116,888	4.24		8,250,500	79,856	3.84
Federal Home Loan Bank of New York advances	10,547,826	114,044	4.29		6,901,240	73,167	4.21

Total borrowed funds	21,496,435	230,932	4.26		15,151,740	153,023	4.01

Total interest-bearing liabilities	35,343,559	385,987	4.33		26,976,990	268,917	3.95

Noninterest-bearing liabilities:
Noninterest-bearing deposits	529,775				466,906
Other noninterest-bearing liabilities	214,543				207,744

Total noninterest-bearing liabilities	744,318				674,650

Total liabilities	36,087,877				27,651,640
Stockholders’ equity	4,644,772				4,991,295

Total Liabilities and Stockholders’ Equity	$40,732,649				$32,642,935

Net interest income/net interest rate spread (2)		$162,216	1.14%			$153,128	1.30%

Net interest-earning assets/net interest margin (3)	$4,771,296		1.65%		$5,207,890		1.93%

Ratio of interest-earning assets to interest-bearing liabilities			1.13	x			1.19	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $74.4 million for the third quarter of 2007, an increase of $3.4 million, or 4.8%, compared with net income of $71.0 million for the third quarter of 2006. Basic and diluted earnings per common share were both $0.15 for the third quarter of 2007 compared to $0.13 for the third quarter of 2006. For the three months ended September 30, 2007, our annualized return on average stockholders’ equity was 6.41%, compared with 5.69% for the third quarter of 2006. Our annualized return on average assets for the third quarter of 2007 was 0.73% as compared to 0.87% for the third quarter of 2006. The decrease in the annualized return on average assets reflected our balance sheet growth during a period of narrowing net interest rate spreads and reflecting a market yield curve that was alternately flat or inverted until the third quarter of 2007. The increase in the annualized return on average equity is due primarily to a $346.5 million decrease in average stockholders’ equity due primarily to an increase in treasury stock as a result of our stock repurchase program.
Interest and Dividend Income. Total interest and dividend income increased $126.2 million, or 29.9%, to $548.2 million for the third quarter of 2007 as compared to $422.0 million for the third quarter of 2006. The increase in total interest and dividend income was primarily due to a $7.93 billion, or 24.7%, increase in the average balance of total interest-earning assets to $40.11 billion for the third quarter of 2007 compared with $32.18 billion for the third quarter of 2006. The increase in interest and dividend income was also partially due to an increase of 22 basis points in the annualized weighted-average yield on total interest-earning assets to 5.47% for the third quarter of 2007 from 5.25% for the same quarter in 2006.
Interest and fees on first mortgage loans increased $67.7 million to $313.9 million for the three months ended September 30, 2007 as compared to the same period in 2006, primarily due to a $4.64 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on the growth of our mortgage loan portfolio. To a lesser degree, the increase in mortgage loan income was also due to a three basis point increase in the annualized weighted-average yield to 5.71%, reflecting the origination and purchase of mortgage loans during the period of slightly rising intermediate and long term market interest rates in 2007. The yield also reflects the competitive pricing pressures in our market area.
Interest income on consumer and other loans increased $1.7 million to $7.1 million for the three months ended September 30, 2007 as compared to the same period in 2006, primarily due to a $90.2 million increase in the average balance of consumer and other loans to $432.1 million and an increase of 23 basis points in the average yield to 6.58%.
Interest income on mortgage-backed securities increased $51.5 million to $151.1 million for the three months ended September 30, 2007 as compared to $99.6 million for the same period in 2006. This increase was due in part to a $3.36 billion increase in the average balance of total mortgage-backed securities, due primarily to the purchase of variable-rate securities to complement our purchases of fixed-rate mortgage loans. The increase in income was also due to a 37 basis point increase in the annualized weighted-average yield to 5.20% for the three months ended September 30, 2007 as compared to 4.83% for the same period in 2006. The increase in the average yield is due primarily to the purchase of mortgage-backed securities during the second half of 2006 and during 2007 at a higher yield than the yields earned on our existing mortgage-backed portfolio. In addition, our variable-rate mortgage-backed securities repriced to higher interest rates based on higher market interest rates that prevailed in 2007 until the third quarter.
Dividends on Federal Home Loan Bank (“FHLB”) stock increased $6.0 million to $10.6 million for the three months ended September 30, 2007 as compared to $4.6 million for the same period in 2006. This increase was due to a $234.7 million increase in the average balance of FHLB stock to $623.7 million and a 204 basis point increase in the average dividend yield to 6.81% for the three months ended September 30, 2007 as compared to the same period in 2006. As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. The increase in the average balance of FHLB stock is due to required purchases primarily based on our borrowings from the FHLB.
Interest on investment securities decreased $1.9 million to $62.0 million during the third quarter of 2007 as compared to $63.9 million for the third quarter of 2006. This decrease was due primarily to a $496.0 million decrease in the average balance of investment securities to $5.18 billion. The decrease in the average balance was due primarily to $1.65 billion of maturities and calls of investment securities during 2007 partially offset by purchases of $898.7 million. The decrease in the average balance of investment securities was partially offset by a 29 basis point increase in the annualized weighted-average yield to 4.79%.
Interest Expense. Total interest expense increased $117.1 million, or 43.5%, to $386.0 million for the third quarter of 2007 from $268.9 million for the third quarter of 2006. This increase was due to an $8.36 billion, or 31.0%, increase in the average balance of total interest-bearing liabilities to $35.34 billion for the third quarter of 2007 compared with $26.98 billion for the third quarter of 2006. This increase in total interest-bearing liabilities was used primarily to fund asset growth. The increase in total interest expense was also due to a 38 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 4.33% for the three months ended September 30, 2007 as compared to 3.95% for the three months ended September 30, 2006. The increase in the average cost reflected the growth and re-pricing of our interest-bearing liabilities during the higher short-term interest rate environment experienced during the second half of 2006 and first half of 2007. The increase in the cost of our interest-bearing liabilities also reflected a very competitive environment for deposits and the shift within our deposits to higher costing short-term time deposits. Time deposits accounted for 72.9% of the average balance of interest-bearing deposits compared to 65.5% for the third quarter of 2006. In addition, we have experienced significant growth as well as repricing of our borrowed funds over the past 12 months, a period during which market interest rates have been higher than the market rates that affected our average balance sheet in the comparable period of 2006.
Interest expense on our time deposit accounts increased $38.9 million to $125.6 million for the third quarter of 2007 as compared to $86.7 million for the third quarter of 2006. This increase was due to a 49 basis point increase in the annualized weighted-average cost to 4.93% and a $2.36 billion increase in the average balance of time deposit accounts to $10.10 billion. Interest expense on money market accounts increased $6.8 million due to a 97 basis point increase in the annualized weighted-average cost, reflecting a higher interest rate environment, the competitive pricing of this product, and a $459.5 million increase in the average balance to $1.26 billion. Interest expense on our interest-bearing transaction accounts decreased $6.1 million to $14.5 million primarily due to a $752.1 million decrease in the average balance to $1.72 billion, reflecting customer preferences for short-term time deposit products.
Interest expense on borrowed funds increased $77.9 million to $230.9 million for the third quarter of 2007 as compared to $153.0 million for the same period in 2006. This increase was primarily due to a $6.35 billion increase in the average balance of borrowed funds to $21.50 billion and a 25 basis point increase in the annualized weighted-average cost of borrowed funds to 4.26%. During the nine months ended September 30, 2007, new borrowings amounted to $9.03 billion with a weighted-average rate of 4.31%. During this same period, we repaid borrowings of $3.11 billion with a weighted-average rate of 3.66%. The new borrowings have final maturities of ten years and initial reprice dates ranging from one to five years. Borrowed funds were used primarily to fund the growth in interest-earning assets.
Net Interest Income. Net interest income increased $9.1 million, or 5.9%, to $162.2 million for the third quarter of 2007 as compared to $153.1 million for the third quarter of 2006. Our net interest rate spread decreased 16 basis points to 1.14% for the third quarter of 2007 from 1.30% for the comparable period in 2006. Our net interest margin decreased 28 basis points to 1.65% for the third quarter of 2007 from 1.93% for the comparable period in 2006.
The FOMC decreased the overnight lending rate by 50 basis points at its meeting in September 2007 to 4.75%. This decrease in the overnight lending rate was the first rate change since June 2006. As a result, short-term market interest rates continued to decrease during the third quarter. Intermediate-term market interest rates, those with maturities of two to five years, and long-term market interest rates also decreased during the third quarter of 2007, but at a slower pace than the short-term interest rates. The result of these interest rate changes was a steepening of the yield curve during the third quarter of 2007. While these changes in market interest rates resulted in a return to a positively-sloped yield curve, competitive pricing pressures continued to affect deposit costs. The average yields earned on our interest-earning assets have also increased, but at a slower pace than the increase in the cost of interest-bearing liabilities also reflecting competitive pricing pressures for loans in the marketplace.
Provision for Loan Losses. The provision for loan losses amounted to $2.0 million for the quarter ended September 30, 2007 (none for the quarter ended September 30, 2006). The allowance for loan losses amounted to $32.9 million and $30.6 million at September 30, 2007 and December 31, 2006, respectively. We increased our provision for loan losses in the third quarter of 2007 based on our allowance for loan losses methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, which increased to $58.8 million at September 30, 2007 as compared to $38.5 million at June 30, 2007 and $30.0 million at December 31, 2006.
Due to the nature of our homogenous loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed substantially on a pooled basis. A component of our methodology includes assigning potential loss factors to the payment status of multiple residential loan categories with the objective of assessing the potential risk inherent in each loan type. We also consider growth in the loan portfolio in our determination of the allowance for loan losses. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, the results of our foreclosed property transactions and market conditions. We use this systematic methodology, as a tool, together with qualitative analysis performed by our Asset Quality Committee to estimate the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy, changes in interest rates, the results of our foreclosed property transactions and loan portfolio growth. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with loan-to-value ratios of less than 80%. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the first nine months of 2007, we concluded that while home values in most of our market areas, particularly the New York metropolitan area and surrounding regions, continued to remain stable, the real estate market has slowed considerably in other parts of our lending area where we have had modest purchased loan activity. Approximately 65% of our total loans are in the New York metropolitan area and 35% are located throughout the remaining states in the northeast quadrant of the United States. With respect to our non-performing loans, approximately 62% are in the New York metropolitan area and 38% are located throughout the remaining states in the northeast quadrant of the

United States. We considered these trends in market conditions in determining the provision for loan losses for the third quarter of 2007 also taking into account the continued growth of our loan portfolio.
The past several months have been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the sub-prime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. The disruptions have been exacerbated by the acceleration of the softening of the real estate and housing market. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Sub-prime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued. We continue to adhere to prudent underwriting standards. However, based on our evaluation of the foregoing factors, and in recognition of the recent increases in non-performing loans and net loan charge-offs, our 2007 third quarter analyses indicated that a modest provision for loan losses was warranted for the period ended September 30, 2007.
Although these market conditions have generally had a negative impact on a majority of mortgage industry participants, they have also provided positive opportunities for prime portfolio lenders like us. The recent dislocations in the secondary residential mortgage market have led to fewer participants, and thus less competition in mortgage originations, stricter underwriting standards and wider pricing spreads. We expect these conditions will enable us to continue to grow our one-to four-family mortgage loan portfolio while enhancing our credit quality standards.
At September 30, 2007, first mortgage loans secured by one-to four family properties accounted for 97.8% of total loans. Fixed-rate mortgage loans represent 80.2% of our first mortgage loans. Fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans.
Non-performing loans amounted to $58.8 million at September 30, 2007 as compared to $30.0 million at December 31, 2006 and $38.5 million at June 30, 2007. Non-performing loans at September 30, 2007 included $55.7 million of one- to four-family first mortgage loans as compared to $25.7 million at December 31, 2006. The ratio of non-performing loans to total loans was 0.26% at September 30, 2007 compared with 0.16% at December 31, 2006. The ratio of the allowance for loan losses to non-performing loans was 55.87% at September 30, 2007 compared with 102.09% at December 31, 2006. The allowance for loan losses as a percent of total loans was 0.14% at September 30, 2007 compared with 0.16% at December 31, 2006. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. It has been our experience that when a loan becomes delinquent, the borrower will usually sell the property to satisfy the loan rather than go to foreclosure. Since substantially all of our non-performing loans are secured by residential real estate with adequate collateral at the time of origination, we determined that the ratio of the allowance to non-performing loans was adequate. Net charge-offs amounted to $607,000 for the third quarter of 2007 as compared to net recoveries of $2,000 for the third quarter of 2006. For the year ended December 31, 2006, charge-offs amounted to $76,000. The increase in charge-offs was related to non-performing residential loans for which appraised values indicated declines in the value of the underlying collateral.
Non-performing loans at September 30, 2007 and December 31, 2006 included $1.3 million and $3.1 million, respectively of non-residential loans. These loans were evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. Based on this evaluation, we had no reserve for loans classified as impaired at September 30, 2007 and December 31, 2006.
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
Non-Interest Income. Total non-interest income was $2.0 million for the third quarter of 2007 compared with $1.7 million for the third quarter of 2006. The increase in non-interest income is primarily due to an increase in service charges on deposits as a result of deposit account growth.
Non-Interest Expense. Total non-interest expense increased $600,000, or 1.5%, to $41.2 million for the third quarter of 2007 from $40.6 million for the third quarter of 2006. The increase is primarily due to a $1.2 million increase in net occupancy expense, partially offset by a $348,000 decrease in other non-interest expense, a $146,000 decrease in computer and related services and a $79,000 decrease in compensation and employee benefits. The increase in net occupancy expense is primarily the result of the addition of 8 de novo branch offices since September 30, 2006. The decrease in other non-interest expense is due to expenses in the third quarter of 2006 related to the integration of the Sound Federal acquisition that was completed in July 2006.
Our efficiency ratio was 25.07% for the third quarter of 2007 as compared to 26.22% for the third quarter of 2006. Our ratio of non-interest expense to average total assets for the third quarter of 2007 was 0.40% as compared to 0.50% for the third quarter of 2006.
Income Taxes. Income tax expense amounted to $46.6 million for the three months ended September 30, 2007, compared with $43.2 million for the corresponding period in 2006. Our effective tax rate for the third quarter of 2007 was 38.52% compared with 37.86% for the third quarter of 2006. The increase in the effective tax rate was due primarily to a change in the New Jersey tax code that eliminated the dividends received deduction for dividends paid by our real estate investment trust subsidiary to its parent company.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the nine months ended September 30, 2007 and 2006. This table is prepared on the same basis as the Average Balance Sheet for the three-month periods presented on page 20.

	For the Nine Months Ended September 30,
	2007				2006
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$20,492,465	$873,397	5.68%		$16,220,800	$679,049	5.58%
Consumer and other loans	428,054	21,077	6.57		282,499	12,822	6.05
Federal funds sold	215,706	8,275	5.13		145,306	5,256	4.84
Mortgage-backed securities at amortized cost	10,704,116	411,320	5.12		7,730,646	271,822	4.69
Federal Home Loan Bank stock	555,343	26,835	6.44		319,715	10,357	4.32
Investment securities, at amortized cost	5,567,410	198,440	4.75		5,624,061	186,567	4.42

Total interest-earning assets	37,963,094	1,539,344	5.41		30,323,027	1,165,873	5.13

Noninterest-earnings assets	603,535				358,978

Total Assets	$38,566,629				$30,682,005

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$785,015	4,925	0.84		$791,382	5,826	0.98
Interest-bearing transaction accounts	1,868,032	47,054	3.37		2,923,558	73,095	3.34
Money market accounts	1,074,245	31,428	3.91		624,568	13,043	2.79
Time deposits	9,758,275	360,043	4.93		6,964,262	211,702	4.06

Total interest-bearing deposits	13,485,567	443,450	4.40		11,303,770	303,666	3.59

Repurchase agreements	9,758,275	304,505	4.17		8,220,132	230,258	3.75
Federal Home Loan Bank of New York advances	9,811,172	315,061	4.29		5,423,550	167,553	4.13

Total borrowed funds	19,569,447	619,566	4.23		13,643,682	397,811	3.90

Total interest-bearing liabilities	33,055,014	1,063,016	4.30		24,947,452	701,477	3.76

Noninterest-bearing liabilities:
Noninterest-bearing deposits	514,903				454,587
Other noninterest-bearing liabilities	213,546				192,587

Total noninterest-bearing liabilities	728,449				647,174

Total liabilities	33,783,463				25,594,626
Stockholders’ equity	4,783,166				5,087,379

Total Liabilities and Stockholders’ Equity	$38,566,629				$30,682,005

Net interest income/net interest rate spread (2)		$476,328	1.11%			$464,396	1.37%

Net interest-earning assets/net interest margin (3)	$4,908,080		1.66%		$5,375,575		2.03%

Ratio of interest-earning assets to interest-bearing liabilities			1.15	x			1.22	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $218.4 million for the first nine months of 2007, a decrease of $1.0 million, or 0.5%, compared with net income of $219.4 million for the first nine months of 2006. Basic and diluted earnings per common share were $0.43 and $0.42, respectively, for the first nine months of 2007 compared with $0.41 and $0.40, respectively, for the same period in 2006. For the nine months ended September 30, 2007, our annualized return on average stockholders’ equity was 6.09%, compared with 5.75% for the first nine months of 2006. Our annualized return on average assets for the first nine months of 2007 was 0.75% as compared to 0.95% for the first nine months of 2006. The decrease in the annualized return on average assets reflected our balance sheet growth during a period of narrowing net interest rate spreads reflecting a market yield curve that was alternately flat or inverted until the third quarter of 2007. The increase in the annualized return on average equity is due primarily to a $304.2 million decrease in average stockholders’ equity due primarily to an increase in treasury stock as a result of our stock repurchase program.
Interest and Dividend Income. Total interest and dividend income increased $373.5 million, or 32.0%, to $1.54 billion for the first nine months of 2007 as compared to $1.17 billion for the first nine months of 2006. The increase in total interest and dividend income was primarily due to a $7.64 billion, or 25.2%, increase in the average balance of total interest-earning assets to $37.96 billion for the nine months ended September 30, 2007 as compared to $30.32 billion for the nine months ended September 30, 2006. The increase in interest and dividend income was also partially due to an increase of 28 basis points in the annualized weighted-average yield on total interest-earning assets to 5.41% for the first nine months of 2007 from 5.13% for the comparable period in 2006.
Interest and fees on first mortgage loans increased $194.4 million to $873.4 million for the nine months ended September 30, 2007 as compared to $679.0 million for the same period in 2006. This increase was primarily due to a $4.27 billion increase in the average balance of first mortgage loans to $20.49 billion for the nine months ended September 30, 2007 as compared to $16.22 billion for the same period in 2006, which reflected our continued emphasis on the growth of our mortgage loan portfolio. The increase in mortgage loan income was also due to a 10 basis point increase in the annualized weighted-average yield to 5.68%, reflecting the origination and purchase of mortgage loans during the period of slightly rising intermediate and long term market interest rates in 2007.
Interest income on consumer and other loans increased $8.3 million to $21.1 million for the nine months ended September 30, 2007 as compared to the same period in 2006, primarily due to a $145.6 million increase in the average balance of consumer and other loans to $428.1 million and an increase of 52 basis points in the average yield to 6.57%.
Interest income on mortgage-backed securities increased $139.5 million to $411.3 million for the nine months ended September 30, 2007 as compared to $271.8 million for the same period in 2006. This increase was due primarily to a $2.97 billion increase in the average balance of total mortgage-backed securities to $10.70 billion, due primarily to the purchase of variable-rate securities to complement our purchases of fixed-rate mortgage loans. The increase in income was also due to a 43 basis point increase in the annualized weighted-average yield to 5.12% for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase in the average yield is due primarily to the purchase of mortgage-backed securities during 2006 and 2007 at a higher yield than the yields earned on our existing mortgage-backed portfolio. In addition, our variable-rate mortgage-backed securities repriced to higher interest rates based on the higher market interest rates that prevailed in 2007 until the third quarter.
Dividends on FHLB stock increased $16.4 million to $26.8 million for the nine months ended September 30, 2007 as compared to $10.4 million for the same period in 2006. This increase was due to a $235.6 million increase in the average balance of FHLB stock to $555.3 million and a 212 basis point increase in the average dividend yield to 6.44% for the nine months ended September 30, 2007 as compared to the same period in 2006.
Interest on investment securities increased $11.8 million to $198.4 million during the first nine months of 2007 as compared to $186.6 million for the first nine months of 2006. This increase was due to a 33 basis point increase in the annualized weighted-average yield to 4.75%. The increase in interest on investment securities was partially offset by a $56.7 million decrease in the average balance of investment securities to $5.57 billion.
Interest Expense. Total interest expense increased $361.5 million, or 51.5%, to $1.06 billion for the nine months ended September 30, 2007 from $701.5 million for the same period in 2006. This increase was due primarily to an $8.11 billion, or 32.5%, increase in the average balance of total interest-bearing liabilities to $33.06 billion for the first nine months of 2007 compared with $24.95 billion for the first nine months of 2006. This increase in total interest-bearing liabilities was used to fund asset growth. The increase in total interest expense was also due to a 54 basis point increase in the annualized weighted-average cost of total interest-bearing liabilities to 4.30% for the nine months ended September 30, 2007 as compared to 3.76% for the nine months ended September 30, 2006. The increase in the average cost reflected the growth and re-pricing of our interest-bearing liabilities during the higher short-term interest rate environment experienced during the second half of 2006 and first half of 2007. The increase in the cost of our interest-bearing liabilities reflected this higher short-term interest rate environment, a very competitive environment for deposits and the shift within our deposits to higher costing short-term time deposits. Time deposits accounted for 72.4% of the average balance of interest-bearing deposits for the nine months ended September 30, 2007 as compared to 61.6% for the same period in 2006. In addition, we have experienced significant growth as well as repricing of our borrowed funds over the past 12 months, a period during which market interest rates have been higher than the market rates that affected our average balance sheet in the comparable period of 2006.
Interest expense on our time deposit accounts increased $148.3 million to $360.0 million for the nine months ended September 30, 2007 as compared to $211.7 million for the same period in 2006. This increase was due to an 87 basis point increase in the annualized weighted-average cost to 4.93% and a $2.79 billion increase in the average balance of time deposit accounts to $9.76 billion. Interest expense on money market accounts increased $18.4 million due to a 112 basis point increase in the annualized weighted-average cost to 3.91%, reflecting increases in short-term interest rates and the competitive pricing of this product, and a $449.7 million increase in the average balance to $1.07 billion. The increases in the average balance of time deposits and money market accounts reflects our growth strategy and includes deposits from the 8 branches added to our network during 2007 as well as deposit growth in existing branches. Interest expense on our interest-bearing transaction accounts decreased $26.0 million to $47.1 million primarily due to a $1.06 billion decrease in the average balance to $1.87 billion, reflecting customer preferences for short-term time deposit products.
Interest expense on borrowed funds increased $221.8 million to $619.6 million for the nine months ended September 30, 2007 as compared to $397.8 million for the same period in 2006. This increase was primarily due to a $5.93 billion increase in the average balance of borrowed funds to $19.6 billion and a 33 basis point increase in the annualized weighted-average cost of borrowed funds to 4.23%. The increase in borrowed funds was used to fund asset growth. The increase in the annualized average cost of borrowed funds reflected the continued growth of our borrowed funds in this increasing interest rate environment and the call, during the nine months ended September 30, 2007, of $3.11 billion of borrowed funds by various lenders and subsequent re-borrowing of these funds at a higher interest rate.

Net Interest Income. Net interest income increased $11.9 million, or 2.6%, to $476.3 million for the first nine months of 2007 compared with $464.4 million for the first nine months of 2006. Our net interest rate spread decreased 26 basis points to 1.11% for the nine months ended September 30, 2007 from 1.37% for the comparable period in 2006. Our net interest margin decreased 37 basis points to 1.66% from 2.03% for the same respective periods.
The decrease in our net interest rate margin and net interest rate spread was primarily due to the larger increase in the annualized weighted-average cost of interest-bearing liabilities compared with the increase in the annualized weighted-average yield on interest-earning assets. Changes in market interest rates during the first nine months of 2007 resulted in a return to a positively-sloped yield curve. However, competitive pricing pressures continued to affect deposit pricing and higher long-term market interest rates earlier in 2007 increased the cost of our borrowings, which were primarily used to fund our interest-earning assets. In addition, the shift within our deposits to higher costing short-term time deposits has contributed to the increase in the average cost of deposits. The average yields earned on our interest-earning assets have also increased, but at a slower pace than the increase in the cost of interest-bearing liabilities.
Provision for Loan Losses. The provision for loan losses amounted to $2.8 million for the nine months ended September 30, 2007. We did not record a provision for loan losses for the same period in 2006. The allowance for loan losses amounted to $32.9 million and $30.6 million at September 30, 2007 and December 31, 2006, respectively. Net charge-offs amounted to $575,000 for the nine months ended September 30, 2007 as compared to net recoveries of $2,000 for the same period in 2006. The provision for loan losses during the nine months ended September 30, 2007 reflects the risks inherent in our loan portfolio due to weakening real estate markets, the increase in non-performing loans and the overall growth of the loan portfolio. We recorded a provision for loan losses based on our determination of the allowance for loan losses that considers a number of quantitative and qualitative factors. See “Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006 — Provision for Loan Losses”.
Non-Interest Income. Total non-interest income was $5.4 million for the nine months ended September 30, 2007 compared with $4.4 million for the nine months ended September 30, 2006. The increase in non-interest income is primarily due to an increase in service charges on deposits as a result of deposit account growth.
Non-Interest Expense. Total non-interest expense increased $5.8 million, or 4.9%, to $123.2 million for the nine months ended September 30, 2007 from $117.4 million for the nine months ended September 30, 2006. The increase is primarily due to a $4.4 million increase in net occupancy expense and a $1.7 million increase in other non-interest expense partially offset by a $262,000 decrease in compensation and benefits. The increase in net occupancy expense and other non-interest expense is primarily the result of our branch expansion, including the addition of 14 branches from the Sound Federal acquisition in July 2006 as well as the addition of 8 de novo branches since September 30, 2006. The decrease in compensation and benefits includes a $6.7 million decrease in expense related to the ESOP Restoration Plan, substantially offset by a $5.1 million increase in expense related to stock option grants and a $4.0 million increase in payroll costs reflecting normal salary increases as well as our branch expansion. Our efficiency ratio was 25.56% for the first nine months of 2007 as compared to 25.04% for the first nine months of 2006. Our ratio of non-interest expense to average total assets for the first nine months of 2007 was 0.43% as compared to 0.51% for the first nine months of 2006.
Income Taxes. Income tax expense increased $5.4 million to $137.4 million for the nine months ended September 30, 2007, from $132.0 million for the first nine months of 2006. Our effective tax rate for the first nine months of 2007 was 38.63% compared with 37.57% for the first nine months of 2006. The increase in the effective tax rate was due primarily to a change in the New Jersey tax code that eliminated the dividends received deduction for dividends paid by our real estate investment trust subsidiary to its parent company.
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
Our investment policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At September 30, 2007, our primary liquidity ratio was 37.6% compared with 39.0% at December 31, 2006.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $2.65 billion and purchased $3.06 billion of loans during the first nine months of 2007 as compared to originations of $1.82 billion and purchases of $1.91 billion during the first nine months of 2006. Purchases of mortgage-backed securities during the first nine months of 2007 were $4.65 billion as compared to $2.63 billion during the first nine months of 2006. The increase in mortgage loan purchases and originations and the purchases of mortgage-backed securities reflected the growth initiatives we have employed in recent periods.
During the nine months ended September 30, 2007, principal repayments on loans totaled $1.73 billion as compared to $1.27 billion for the nine months ended September 30, 2006. Principal payments on mortgage-backed securities amounted to $1.47 billion and $1.09 billion for those same respective periods. These increases in principal repayments were due primarily to the growth of the loan and mortgage-backed securities portfolios. Maturities and calls of investment securities amounted to $1.65 billion during the first nine months of 2007 compared with maturities and calls totaling $250.3 million during the first nine months of 2006. The increase in the maturities and calls of investment securities reflected slightly lower short- and intermediate-term market interest rates during the second and third quarters of 2007 that resulted in an increase in call activity.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first nine months of 2007, we purchased a net additional $212.1 million of FHLB common stock compared with $182.6 million during the first nine months of 2006.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $1.21 billion during the first nine months of 2007 as compared to $361.7 million for the first nine months of 2006. This increase reflects our growth strategy including 14 branch offices added as part of the Sound Federal acquisition and 8 de novo branches added during 2007. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. Time deposits scheduled to mature within one year were $9.84 billion at September 30, 2007. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products at the prevailing interest rate.
We also used wholesale borrowings to fund our investing and financing activities. New borrowings totaled $9.03 billion, partially offset by $3.11 billion in principal repayments of borrowed funds. At September 30, 2007, we had $13.74 billion of callable borrowed funds that have contractual call dates within one year and with a weighted-average rate of 4.23%. We anticipate that $1.35 billion of these borrowings are likely to be called based on current market interest rates. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or using funds generated by deposit growth.
Cash dividends paid during the first nine months of 2007 were $124.3 million. During the first nine months of 2007, we purchased 36,678,954 shares of our common stock at an aggregate cost of $491.3 million. At September 30, 2007, there remained 59,073,550 shares to be purchased under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During the first nine months of 2007, Hudson City Bancorp received $205.8 million in dividend payments from Hudson City Savings, substantially all of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. At September 30, 2007, Hudson City Bancorp had total cash of $166.9 million in a checking account at Hudson City Savings.
At September 30, 2007, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 9.6%, 9.6% and 26.0%, respectively.
Off-Balance Sheet Arrangements and Contractual Obligations
Hudson City is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of Hudson City Savings. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps or caps) during the nine months ended September 30, 2007 and did not have any such hedging transactions in place at September 30, 2007. We are also obligated under a number of non-cancelable operating leases.

The following table reports the amounts of contractual obligations for Hudson City as of September 30, 2007.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
		(In thousands)
First mortgage loan originations	$339,296	$339,296	—	—	—
Mortgage loan purchases	771,769	771,769	—	—	—
Mortgage-backed security purchases	1,147,238	1,147,238	—	—	—
Operating leases	126,849	7,364	14,832	14,019	90,634

Total	$2,385,152	$2,265,667	$14,832	$14,019	$90,634

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $171.7 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.
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
Allowance for Loan Losses
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses at September 30, 2007. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at September 30, 2007. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed each month on a “pooled” basis. Each month we categorize the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy and loan portfolio growth.
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
The unrealized losses in the available for sale and held to maturity portfolios at September 30, 2007 were caused by increases in market yields subsequent to purchase and are not attributable to credit quality concerns. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the intent and the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2007.
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
Goodwill
Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At September 30, 2007, the carrying amount of our goodwill totaled $152.1 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.
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
Pension and Other Postretirement Benefit Assumptions
Non-contributory retirement and post-retirement defined benefit plans are maintained for certain employees, including retired employees hired on or before July 31, 2005 who have met other eligibility requirements of the plans. We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” as of December 31, 2006. This statement requires an employer to: (a) recognize in its statement of financial condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial condition will be effective for the Company as of December 31, 2008. The Company’s measurement date will not change at this effective date.
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
For our post-retirement benefit plan, the assumed health care cost trend rate used to measure the expected cost of other benefits for 2006 was 9.25%. The rate was assumed to decrease gradually to 4.75% for 2013 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosure about market risk is presented as of December 31, 2006 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.
General
As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During the third quarter of 2007, market interest rates decreased across all levels, with short-term interest rates decreasing slightly more than intermediate- and long-term interest rates. This caused the market yield curve to become more positively sloped during the quarter. This market rate environment followed a period where the market yield curve was flat to inverted, which had an adverse impact on our net interest income and our net interest margin, as our interest-bearing liabilities generally reflect movements in short-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates. The current positive slope of the market yield curve, if maintained, should have a positive effect on our interest rate spread in future periods.
Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio is subject to risks associated with the national and local economies. We do not own any trading account assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2007 and did not have any such hedging transactions in place at September 30, 2007.
During the past several years we have been originating and purchasing a larger percentage of variable-rate assets in order to better manage our interest rate risk. Included in variable-rate loans and securities are loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. During the first nine months of 2007, variable-rate products constituted 18.8% of the combined total mortgage loan originations and purchases and 98.8% of mortgage-backed security purchases. In aggregate, 57.5% of our mortgage-related asset originations and purchases had variable rates.
The strategy to originate and purchase a larger percentage of variable-rate assets has lowered our percentage of fixed-rate interest-earning assets to total interest-earning assets to 55.2% at September 30, 2007 from 60.8% at December 31, 2006. Notwithstanding the decrease in the percentage of fixed-rate interest-earning assets to total interest-earning assets, fixed-rate interest earning assets may have an adverse impact on our earnings in a rising interest rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and callable borrowed funds. The strategy to originate a higher percentage of variable-rate instruments may also have an adverse impact on our net interest income and net interest margin as variable-rate interest-earning assets generally have initial interest rates lower than fixed-rate interest-earning assets.
We have funded our asset growth by borrowing funds and taking customer deposits. The funds we borrowed during the first nine months of 2007 have ten-year maturities and are callable quarterly after an initial non-call period of one to five years. In a decreasing interest rate environment, these borrowings would tend to remain outstanding until their maturity date and thus have an adverse impact on our net interest expense and net interest margin as this expense would not reprice to the lower market interest rate environment. These callable borrowings would also have an adverse impact on our net income in a rising interest rate environment as these borrowings would likely be called and we would borrow new funds at the higher market interest rate. Our deposit growth has been primarily due to increases in our short-term time deposits, primarily due to customer preferences and competitive pricing. Of our $10.37 billion of time deposits outstanding as of September 30, 2007, $9.84 billion, with a weighted-average rate of 5.08%, are scheduled to mature within one year.
Assumption Changes. The non-maturity deposit decay assumptions used for our simulation modeling and gap analysis have been changed as follows:
•	for savings accounts that had no stated maturity, we used decay rates (the assumed rate at which the balance of existing accounts would decline) of: 7.5% in less than six months, 7.5% in six months to one year, 10.0% in one year to two years, 10.0% in two years to three years, 25.0% in three years to five years, and 40.0% in more than five years;

•	for our High Value Checking product, which is included in interest-bearing transaction accounts, we used decay rates of : 10.0% in less than six months, 10.0% in six months to one year, 15% in one to two years, 15% in two to three years, 25% in three to five years, and 25% in more than five years;

•	for other interest-bearing transaction accounts that had no stated maturity, we used decay rates of : 7.5% in less than six months, 7.5% in six months to one year, 10.0% in one to two years, 10.0% in two to three years, 25.0% in three years to five years, and 40.0% in more than five years; and

•	for money market accounts that had no stated maturity, we used decay rates of: 10.0% in less than six months, 10.0% in six months to one year, 20.0% in one to two years, 20.0% in two to three years, 35.0% in three years to five years, and 5.0% in more than five years.
These changes were the result of a retention study performed on our non-maturity deposits by an independent third-party. The changes caused an increase in the negative cumulative one-year gap of approximately 0.58%

and an increase in the difference of the present value of equity in the positive 200 basis point scenario of 2.5%.
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

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(16.46)%
100	(6.01)
50	(1.61)
—	—
(50)	0.22
(100)	(1.11)
(200)	(8.53)
The above table indicates that at September 30, 2007, in the event of a 200 basis point increase in interest rates, we would expect to experience a 16.46% decrease in net interest income as compared to an 11.76% decrease at December 31, 2006. The negative change to net interest income in the positive rate change scenarios was primarily due to the anticipated calls of borrowed funds and the increased expense of our short-term time deposits in the increasing interest rate environment scenario. The larger decrease from the December 31, 2006 analysis reflects the larger amount of borrowed funds held.
The above table also indicates that at September 30, 2007, in the event of a 200 basis point decrease in interest rates, we would expect to experience an 8.53% decrease in net interest income as compared to a 10.09% decrease at December 31, 2006. The negative change to net interest income in the minus 200 basis point rate change scenario was primarily due to an increase in prepayment speeds on mortgage-related assets as well as an increase in the calls of investment securities. The model assumes that these cash flows would be reinvested at the lower market interest rates.

We also monitor interest rate risk by analyzing the change to the estimated present value of equity over a range of interest rate change scenarios. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

	Present Value of Equity			Value of Assets
					Basis
Change in	Dollar	Dollar	Percent	Present	Points
Interest Rates	Amount	Change	Change	Value Ratio	Change
(Basis points)	(Dollars in thousands)
200	$2,370,097	$(1,844,480)	(43.76)%	6.08%	(396)
100	3,500,872	(713,705)	(16.93)	8.65	(139)
50	4,055,296	(159,281)	(3.78)	9.83	(21)
—	4,214,577	—	—	10.04	—
(50)	3,943,152	(271,425)	(6.44)	9.26	(78)
(100)	3,295,021	(919,556)	(21.82)	7.68	(236)
(200)	1,256,187	(2,958,390)	(70.19)	2.92	(712)
In the 200 basis point increase scenario, the change in the present value of equity was negative 43.76% at September 30, 2007 as compared to negative 28.97% at December 31, 2006. The change in the present value ratio was negative 396 basis points at September 30, 2007 as compared to a negative 364 basis points at December 31, 2006. The increase in the negative values in the present value of equity and the present value ratio in the positive rate change scenarios was primarily due to the extent to which our interest-earning assets at September 30, 2007 were comprised of fixed-rate investment securities, mortgage-backed securities and mortgage loans.
In the 200 basis point decrease scenario, the change in the present value of equity was negative 70.19% at September 30, 2007 as compared to negative 41.30% at December 31, 2006. The change in the present value ratio was negative 712 basis points at September 30, 2007 as compared to a negative 650 basis points at December 31, 2006. The increase in the negative values in the present value of equity and the present value ratio in the negative rate change scenarios was primarily due to the change in value of our borrowed funds, which in a decreasing rate environment, would not be called and thus extend to their maturity date.
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
GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007, which we anticipate to reprice or mature in each of the future time periods shown. The mortgage loan and mortgage-backed security prepayment rate assumptions are the same as used in the December 31, 2006 analysis. At September 30, 2007 we have reported at their call date investment securities of $1.50 billion with a weighted-average rate of 5.44% and $1.35 billion of callable borrowings with a weighted-average rate of 3.27%. These anticipated calls were based on the interest rate and option characteristics of investment securities and borrowed funds that have the potential to be called within the next twelve-month period. The $1.57 billion of government-sponsored agency securities with step-up features are reported at their next interest rate adjustment or call date, whichever is earlier. We have excluded non-accrual mortgage loans of $54.6 million and non-accrual other loans of $431,000 from the table.

	September 30, 2007
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,418,118	$1,475,579	$2,574,536	$2,880,400	$2,740,967	$11,483,729	$22,573,329
Consumer and other loans	103,277	1,026	10,273	5,119	16,302	265,983	401,980
Federal funds sold	202,458	0	0	0	0	0	202,458
Mortgage-backed securities	1,347,258	1,721,892	1,565,362	2,284,510	3,976,486	1,625,984	12,521,492
FHLB stock	657,101	0	0	0	0	0	657,101
Investment securities	2,231,172	203	1,008,586	496,284	1,271,814	189,638	5,197,697

Total interest-earning assets	5,959,384	3,198,700	5,158,757	5,666,313	8,005,569	13,565,334	41,554,057

Interest-bearing liabilities:
Savings accounts	62,025	56,414	74,532	74,532	186,330	298,127	751,960
Interest-bearing demand accounts	160,069	160,069	238,449	238,449	408,444	428,296	1,633,776
Money market accounts	135,259	135,259	270,518	270,518	473,406	67,628	1,352,588
Time deposits	9,226,736	614,824	371,661	119,680	34,460	—	10,367,361
Borrowed funds	766,000	600,000	—	150,000	400,000	20,975,000	22,891,000

Total interest-bearing liabilities	10,350,089	1,566,566	955,160	853,179	1,502,640	21,769,051	36,996,685

Interest rate sensitivity gap	$(4,390,705)	$1,632,134	$4,203,597	$4,813,134	$6,502,929	$(8,203,717)	$4,557,372

Cumulative interest rate sensitivity gap	$(4,390,705)	$(2,758,571)	$1,445,026	$6,258,160	$12,761,089	$4,557,372

Cumulative interest rate sensitivity gap as a percent of total assets	(10.38)%	(6.52)%	3.41%	14.79%	30.16%	10.77%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	57.58%	76.85%	111.23%	145.60%	183.80%	112.32%
The cumulative one-year gap as a percent of total assets was negative 6.52% at September 30, 2007 compared with negative 14.16% at December 31, 2006. The lower negative cumulative one-year gap primarily reflects the decrease in the amounts of borrowed funds we anticipate to be called within the next twelve months and an increase in the amount of investment securities we anticipate to be called within the next twelve-month period. Borrowed funds anticipated to be called at September 30, 2007 amounted to $1.35 billion as compared to $3.56 billion at December 31, 2006. We did not anticipate any investment securities to be called at December 31, 2006.

Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. — Risk Factors
The Geographic Concentration Of Our Loan Portfolio And Lending Activities Makes Us Vulnerable To A Downturn In The Local Economy.
Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As of September 30, 2007, approximately 65% of our loan portfolio was secured by properties located in New Jersey, New York and Connecticut. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, if poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our alternative investments may earn less income for us than real estate loans.
During the first half of 2006, the national and local real estate markets, although somewhat weaker than the prior year, continued to support new and existing home sales at reduced levels. There has been a slowdown in the housing market, particularly during the third and fourth quarters of 2006 and continuing through the third quarter of 2007, both nationally and locally, as evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.
The past several months have been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the sub-prime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. The disruptions have been exacerbated by the acceleration of the softening of the real estate and housing market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.
For a summary of other risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2006 Annual Report on Form 10-K. There are no other material changes in risk factors relevant to our operations since December 31, 2006 except as discussed above.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the third quarter of 2007 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
July 1-July 31, 2007	1,750,000	$12.34	1,750,000	67,173,550
August 1-August 31, 2007	4,350,000	13.22	4,350,000	62,823,550
September 1-September 30, 2007	3,750,000	14.56	3,750,000	59,073,550

Total	9,850,000	13.57	9,850,000

(1)	On September 20, 2006, Hudson City Bancorp announced the adoption of its seventh Stock Repurchase Program, which authorized the repurchase of up to 56,975,000 shares of common stock. This program has no expiration date and has 7,673,550 shares yet to be purchased as of September 30, 2007. On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date and no shares have been purchased pursuant to this program.

Item 3. — Defaults Upon Senior Securities
Not applicable.
Item 4. — Submission of Matters to a Vote of Security Holders
No matter was submitted during the quarter ended September 30, 2007 to a vote of security holders of Hudson City Bancorp through the solicitation on proxies or otherwise.
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

Hudson City Bancorp, Inc.
Date: November 9, 2007	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ James C. Kranz
James C. Kranz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)