Form 10-K
period 2007-12-31
HUDSON CITY BANCORP INC
filed 2008-02-29
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2007

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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
As of February 20, 2008, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 518,369,602 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2007 was $5,854,213,000. This figure was based on the closing price by the NASDAQ Global Market for a share of the registrant’s common stock, which was $12.22 as reported by the NASDAQ Global Market on June 29, 2007.
Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 22, 2008 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission no later than March 22, 2008, are incorporated by reference into Part III.

Hudson City Bancorp, Inc.
2007 Annual Report on Form 10-K

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

PART I
Item 1. Business.
Hudson City Bancorp, Inc. Hudson City Bancorp is a Delaware corporation organized in 1999 and serves as the holding company of its only subsidiary, Hudson City Savings Bank. In June 2005, Hudson City Bancorp, Inc. became the holding company parent of Hudson City Savings Bank following the completion of the “second step” mutual-to-stock conversion of Hudson City Bancorp, MHC. The principal asset of Hudson City Bancorp is its investment in Hudson City Savings Bank.
Hudson City Savings. Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the Office of Thrift Supervision (“OTS”). Hudson City Bancorp, as a savings and loan holding company, is also subject to supervision and examination by the OTS. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Hudson City Savings Bank has served the customers of New Jersey since 1868. We conduct our operations out of our corporate offices in Paramus in Bergen County, New Jersey and through 119 branches in the New York metropolitan area. We operate 91 branches located in 16 counties throughout the State of New Jersey. In New York State, we operate nine branch offices in Westchester County, seven branch offices in Suffolk County, one branch office each in Putnam and Rockland Counties and four branch offices in Richmond County (Staten Island). We also operate six branch offices in Fairfield County, Connecticut.
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
Our business model and product offerings allow us to serve a broad range of customers with varying demographic characteristics. Our traditional thrift products such as conforming one- to four-family residential mortgages, time deposits, checking and savings accounts appeal to a broad customer base. Our jumbo mortgage lending proficiency and our time deposit and money market products allow us to target higher-income customers successfully.
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
Market Area
Through our branch offices, we have operations in nine of the top 50 counties in the United States ranked by median household income. Operating in high median household income counties fits well with our jumbo mortgage loan and consumer deposit business model. We recently committed to open three branches in Fairfield County, Connecticut, three branches in New York in Suffolk County and Richmond County and two branches in New Jersey in Ocean County and Middlesex County. We expect to open these branches in 2008. We continually evaluate new locations in areas that present the greatest opportunity to promote our deposit and mortgage products. We also purchase first mortgage loans in states located in the Northeast quadrant of the country. We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina. The wholesale loan purchase program complements our retail loan origination by enabling us to diversify our assets outside of our local market area.
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
Our future growth opportunities will be influenced by the growth and stability of the regional economy, other demographic population trends and the competitive environment within and around the State of New Jersey and the New York metropolitan area. During 2007, there has been a decline in the national housing and real estate markets and the overall economy, which some reports indicate is bordering on recession. Housing market conditions in the Northeast quadrant of the United States, where most of our lending activity occurs, have deteriorated since 2006 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. Approximately 67% of our mortgage loans are located in the New York metropolitan area. The Office of Federal Housing Enterprises Oversight (“OFHEO”), an independent entity within the Department of Housing and Urban Development, publishes housing market data on a quarterly basis. According to the data published by OFHEO for the third quarter of 2007, the most recent data available, house prices in New Jersey increased 0.86% over the third quarter of 2006. For New York and Connecticut, house prices increased 1.39% and 0.91%, respectively. While these statistics indicate appreciation in values, the rate of appreciation is markedly lower than in recent years and data exists indicating that prices actually declined in the latter part of 2007. Additionally, according to the OFHEO report, the states of Virginia, Illinois and Maryland experienced increases in house prices of 2.86%, 2.48% and 2.51%, respectively for those same periods. These three states account for 15% of our total mortgage portfolio. While the decline in economic and housing conditions in the New York metropolitan area has not been as severe as the rest of the country, we can give no assurance that the economic and housing market conditions will improve or will not worsen in the near future.
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
Competition
We face intense competition both in making loans and attracting deposits in the market areas we serve. New Jersey and the New York metropolitan area have a high concentration of financial institutions, many of which are branches of large money center and regional banks. Some of these competitors have greater resources than we do and may offer services that we do not provide such as trust services or investment services. Customers who seek “one-stop shopping” may be drawn to these institutions.
Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage and investment banking firms. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies. More recently, we have experienced intense competition for deposits from some of our market competitors who have relied on gathering deposits at above market rates.
In response to the liquidity crisis caused in part by conditions in the sub-prime mortgage market, on February 13, 2008, President Bush signed H.R. 5140: Economic Stimulus Act, which temporarily raises the limit for conforming loans originated between July 1, 2007, and December 31, 2008, which may be sold to Federal National Mortgage Association (“FannieMae”) or the Federal Home Loan Mortgage Corporation (“FreddieMac”). Although such levels have not yet been increased, if they do, the liquidity provided by these two entities may permit other mortgage originators to begin to compete or more aggressively compete with us for jumbo mortgage loans. This may impact our ability to purchase and originate loans at the same levels to support our future growth.
Lending Activities
Loan Portfolio Composition. Our loan portfolio primarily consists of one- to four-family residential first mortgage loans. To a lesser degree, the loan portfolio includes multi-family and commercial mortgage loans, construction loans and consumer loans, which primarily consist of fixed-rate second mortgage loans and home equity credit lines.

At December 31, 2007, we had total loans of $24.19 billion, of which $23.79 billion, or 98.3%, were first mortgage loans. Of the first mortgage loans outstanding at that date, 80.5% were fixed-rate mortgage loans and 19.5% were adjustable-rate mortgage (“ARM”) loans. At December 31, 2007, multi-family and commercial mortgage loans totaled $58.9 million, or 0.2% of the loan portfolio, construction loans totaled $34.1 million, or 0.1% of total loans and consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $404.7 million, or 1.7%, of total loans.
We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. The market does not apply a uniform definition of what constitutes “sub-prime” lending. Our reference to sub-prime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies (the “Agencies”), on June 29, 2007, which further references the “Expanded Guidance for Sub-prime Lending Programs” (the “Expanded Guidance”), issued by the Agencies by press release dated January 31, 2001. In the Expanded Guidance, the Agencies indicated that sub-prime lending does not refer to individual sub-prime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The Agencies recognize that many prime loan portfolios will contain such loans. The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the sub-prime arena. According to the Expanded Guidance, sub-prime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all sub-prime borrowers and may not match all markets or institutions’ specific sub-prime definitions, are set forth, including having a FICO score of 660 or below. Based upon the definition and exclusions described above, we are a prime lender. However, as we are a portfolio lender we review all data contained in borrower credit reports and do not base our underwriting decisions solely on FICO scores. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.
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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,

	2007		2006		2005		2004		2003

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)

First mortgage loans:
One- to four-family	$23,671,712	97.86%	$18,561,467	97.27%	$14,780,819	98.13%	$11,120,874	97.87%	$8,567,442	97.32%
FHA/VA	22,940	0.09	29,573	0.15	43,672	0.29	81,915	0.72	98,502	1.12
Multi-family and commercial	58,874	0.24	69,322	0.36	2,320	0.02	3,000	0.03	2,843	0.03
Construction	34,064	0.14	41,150	0.22	—	—	—	—	—	—

Total first mortgage loans	23,787,590	98.33	18,701,512	98.00	14,826,811	98.44	11,205,789	98.62	8,668,787	98.47

Consumer and other loans:
Fixed-rate second mortgages	284,406	1.18	274,028	1.44	205,826	1.37	127,737	1.12	105,361	1.20
Home equity credit	104,567	0.43	97,644	0.51	29,150	0.19	28,929	0.25	28,217	0.32
Other	15,718	0.06	10,433	0.05	662	—	584	0.01	701	0.01

Total consumer other loans	404,691	1.67	382,105	2.00	235,638	1.56	157,250	1.38	134,279	1.53

Total loans	24,192,281	100.00%	19,083,617	100.00%	15,062,449	100.00%	11,363,039	100.00%	8,803,066	100.00%

Deferred loan costs (fees)	40,598		16,159		1,653		(8,073)		(10,255)
Allowance for loan losses	(34,741)		(30,625)		(27,393)		(27,319)		(26,547)

Net Loans	$24,198,138		$19,069,151		$15,036,709		$11,327,647		$8,766,264

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2007. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $2.10 billion for 2007, $1.68 billion for 2006 and $2.10 billion for 2005.

	At December 31, 2007

		Multi-family
	First Mortgage	and Commercial		Consumer and
	Loans	Mortgages	Construction	Other Loans	Total

	(In thousands)
Amounts Due:
One year or less	$3,313	$1,300	$34,064	$1,056	$39,733

After one year:
One to three years	8,310	995	—	16,846	26,151
Three to five years	23,377	466	—	15,536	39,379
Five to ten years	455,342	3,612	—	66,699	525,653
Ten to twenty years	2,165,971	29,288	—	299,929	2,495,188
Over twenty years	21,038,339	23,213	—	4,625	21,066,177

Total due after one year	23,691,339	57,574	—	403,635	24,152,548

Total loans	$23,694,652	$58,874	$34,064	$404,691	24,192,281

Deferred loan costs					40,598
Allowance for loan losses					(34,741)

Net loans					$24,198,138

The following table presents, as of December 31, 2007, the dollar amount of all fixed-rate and adjustable-rate loans that are contractually due after December 31, 2008.

	Due After December 31, 2008

	Fixed	Adjustable	Total

	(In thousands)

First mortgage loans	$19,072,096	$4,619,243	$23,691,339
Multi-family and commercial mortgages	55,486	2,088	57,574
Consumer and other loans	291,821	111,814	403,635

Total loans due after one year	$19,419,403	$4,733,145	$24,152,548

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

	For the Year Ended December 31,

	2007	2006	2005

	(In thousands)
Total loans:
Balance outstanding at beginning of period	$19,083,617	$15,062,449	$11,363,039

Loans transferred in Acquisition	—	774,908	—
Originations:
One- to four-family first mortgage loans	3,206,695	2,144,991	2,068,183
Multi-family and commercial mortgage loans	4,125	3,392	—
Construction loans	8,593	7,614	—
Consumer and other loans	133,098	151,490	126,591

Total originations	3,352,511	2,307,487	2,194,774

Purchases:
One- to four-family first mortgage loans	3,971,273	2,685,186	3,676,260
FHA/VA first mortgage loans	—	26,418	—
Other first mortgage loans	—	544	—

Total purchases	3,971,273	2,712,148	3,676,260

Less:
Principal payments:
First mortgage loans	(2,098,493)	(1,678,882)	(2,103,100)
Consumer and other loans	(110,510)	(73,997)	(48,203)

Total principal payments	(2,209,003)	(1,752,879)	(2,151,303)

Premium amortization and discount accretion, net	1,585	(1,440)	(8,247)
Transfers to foreclosed real estate	(1,752)	(3,642)	(1,750)
Loan sales	—	(15,414)	(10,324)

Balance outstanding at end of period	$24,192,281	$19,083,617	$15,062,449

Residential Mortgage Lending. Our primary lending emphasis is the origination and purchase of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not offer loans secured by cooperative apartment units or interests therein. We originate and purchase substantially all of our one- to four-family first mortgage loans for retention in our portfolio. We specialize in residential mortgage loans with principal balances in excess of the current FannieMae, single-family limit of $417,000 (“non-conforming” or “jumbo” loans). We believe that our retention and servicing of the residential mortgage loans that we originate allows us to maintain higher levels of customer service and satisfaction than originators who sell loans to third parties.
Our wholesale loan purchase program is an important component of our strategy to grow our residential loan portfolio, and complements our retail loan origination production by enabling us to diversify assets outside our local market area, thus providing a safeguard against economic trends that might affect one particular area of the nation. Through this program, we have obtained assets at a relatively low overhead cost and have minimized related servicing costs. At December 31, 2007, $12.78 billion, or 53.8%, of our first mortgage loans were purchased loans. At December 31, 2007, approximately 67% of the mortgage loan portfolio was secured by real estate located in the states of New Jersey, New York and Connecticut.

Additionally, the states of Virginia, Illinois, and Maryland each accounted for approximately 6%, 5%, and 4%, respectively, of our total mortgage loan portfolio. The remainder of the loan portfolio is secured by real estate in 35 other states.
We have developed written standard operating guidelines relating to the purchase of these assets. These guidelines include an evaluation and approval process for the various sellers from whom we choose to buy whole loans, the types of whole loans, acceptable property locations and maximum interest rate variances. The purchase agreements, as established with each seller/servicer, contain parameters of the loan characteristics that can be included in each package. These parameters, such as maximum loan size and maximum loan-to-value ratio, generally conform to parameters utilized by us to originate mortgage loans. All loans are reviewed for compliance with the agreed upon parameters. All purchased loan packages are subject to internal due diligence procedures including review of a sampling of individual loan files. We generally perform full credit reviews of 10% to 20% of the mortgage loans in each package purchased. Our due diligence procedures include a review of the legal documents, including the note, the mortgage and the title policy, review of the credit file, evaluating debt service ratios, review of the appraisal and verifying loan-to-value ratios and evaluating the completeness of the loan package. This review subjects the loan file to substantially the same underwriting standards used in our own loan origination process.
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
In general, the seller of a purchased loan continues to service the loan after we purchase it. The servicing of purchased loans is governed by the servicing agreement entered into with each servicer. Oversight of the servicer is maintained by us through review of all reports, remittances and non-performing loan ratios with appropriate further action, such as contacting the servicers by phone or in writing to clarify or correct our concerns, taken as required. We also require that all servicers provide end-of-year financial statements to confirm the financial soundness of the servicer. These servicers must also deliver industry certifications substantiating that they have in place all appropriate controls to ensure their mode of administration is in accordance with standards set by the Mortgage Bankers Association of America. These operating guidelines provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. We typically purchase loans from eight to ten of the largest nationwide mortgage producers. We purchased first mortgage loans of $3.97 billion in 2007, $2.71 billion in 2006 and $3.68 billion in 2005. The average size of our one-to four-family mortgage loans purchased during 2007 was approximately $522,000.
Most of our retail loan originations are from licensed mortgage bankers or brokers, existing or past customers, members of our local communities or referrals from local real estate agents, attorneys and builders. Our extensive branch network is a source of new loan generation. We also employ a staff of representatives who call on real estate professionals to disseminate information regarding our loan programs and take applications directly from their clients. These representatives are paid for each origination.
We currently offer loans that generally conform to underwriting standards specified by FannieMae (“conforming loans”), non-conforming loans, loans processed as limited documentation loans and, to a limited extent, no income or asset verification loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of up to 40 years. The non-conforming loans generally follow FannieMae guidelines, except for the loan amount. FannieMae guidelines limit the principal amount of single-family loans to $417,000; our non-conforming loans generally exceed such limits. The average size of our one- to four-family mortgage loans originated in 2007 was approximately $499,000. The overall average size of our one- to four-family first mortgage loans was approximately $371,000 at December 31, 2007. We are an approved seller/servicer for FannieMae and an approved servicer for the FreddieMac. We generally hold loans for our portfolio but have, from time to time, sold loans in the secondary market. We sold no loans in 2007 and had no loans classified as held for sale at December 31, 2007.
Our originations of first mortgage loans amounted to $3.22 billion in 2007, $2.16 billion in 2006 and $2.07 billion in 2005. Included in these totals are refinancings of our existing first mortgage loans as follows:

		Percent of
		First Mortgage
	Amount	Loan Originations

	(In thousands)

2007	$107,481	3.3%
2006	83,693	3.9
2005	156,492	7.6
We allow existing customers to modify their mortgage loans, for a fee, with the intent of maintaining our customer relationship in periods of extensive refinancing due to a low interest rate environment. The modification changes the existing interest rate to the market rate for a product currently offered by us with a similar or reduced term. To qualify for a modification, the loan must be current and our review of past payment performance must indicate that no payments were past due in any of the 12 preceding months. In general, all other terms and conditions of the existing mortgage remain the same. Modifications of existing mortgage loans were as follows:

Mortgage Loans
Modified

(In thousands)

2007	$15,272
2006	11,656
2005	39,254
We offer a variety of adjustable-rate and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. Except for loans to low- and moderate-income home mortgage applicants, as described below, loans on owner-occupied one- to four-family homes of up to $1,000,000 are generally subject to a maximum loan-to-value ratio of 80%. However, we make loans in amounts up to $500,000 with a maximum 95% loan-to-value ratio and loans in excess of $500,000 and less than $600,000 with a maximum 90% loan-to-value ratio, in each case if the borrower obtains private mortgage insurance where the loan-to-value ratio exceeds 80%. Under certain circumstances we will originate a first and second mortgage, up to a combined loan amount of $600,000, where the combined loan-to-value ratio is 90%. Under these circumstances, we will waive the private mortgage insurance requirements and receive a higher interest rate on the second mortgage loan than we would receive on a regular second mortgage loan. Loan-to-value ratios of 75% or less are generally required for one- to four-family loans in excess of $1.0 million and less than $1.5 million. Loans in excess of $1.5 million and less than $2.0 million are generally subject to a maximum loan-to-value ratio of 70%. Loans in excess of $2.0 million and up to $2.5 million are generally subject to a maximum loan-to-value ratio of 65%. Loans in excess of $2.5 million and up to $3.0 million are generally subject to a maximum loan-to-value ratio of 60%. We typically do not originate mortgage loans in excess of $3.0 million.
We also offer a variety of ARM loans secured by one- to four-family residential properties with a fixed rate for initial terms of three years, five years, seven years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. These loans are originated in amounts generally up to $3.0 million. The ARM loans that we currently originate have a maximum 40-year amortization period and are generally subject to the loan-to-value ratios described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. Generally, the ARM loans that we offer have initial interest rates below the fully indexed rate. As of December 31, 2007, the initial offered rate on these loans was 25.0 to 62.5 basis points below the current fully indexed rate. We originated $1.50 billion of one- to four-family ARM loans in 2007. At December 31, 2007, 19.5% of our one- to four-family mortgage loans consisted of ARM loans.
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
We also purchase and originate interest-only mortgage loans. These loans are designed for customers who desire flexible amortization schedules. These loans are originated as ARM loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using fully amortizing payment amounts, more restrictive standards and generally are made with lower loan to value limitations imposed to help minimize any potential credit risk. These loans may involve higher risks compared to standard loan products since there is the potential for higher payments once the interest rate resets and the principal begins to amortize and they rely on a stable or rising housing market to maintain an acceptable loan-to-value ratio. However, we do not believe these programs will have a material adverse impact on our asset quality based on our historical experience, our underwriting criteria and the average loan-to-value ratios on the loans originated in this program. During 2007, we originated $1.08 billion of interest-only loans. The outstanding principal balance of interest-only loans in our portfolio was approximately $2.4 billion as of December 31, 2007. We have not in the past, nor do we currently, originate option ARM loans, where the borrower is given various payment options that could change payment flows to the Bank. For a description of recent guidance on high risk loans, See — “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

In addition to our full documentation loan program, we process loans to certain eligible borrowers as limited documentation loans. We have originated these types of loans for over 15 years. Loans eligible for limited documentation processing are ARM loans interest-only first mortgage loans and 10-, 15-, 20-, 30- and 40-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 75% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for limited documentation loans is $600,000. We do not charge borrowers additional fees for limited documentation loans. We require applicants for limited documentation loans to complete a FreddieMac/FannieMae loan application and request income, assets and credit history information from the borrower. Additionally, we obtain credit reports from outside vendors on all borrowers. We also review other information to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although relatively minor delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income, asset information and other information where we believe circumstances warrant. We also allow certain borrowers to obtain mortgage loans without verification of income or assets. These loans are subject to somewhat higher interest rates than our regular products, and are generally limited to a maximum loan-to-value ratio of 65% on purchases and 60% on refinancing transactions.
Limited documentation and no verification loans may involve higher risks compared to loans with full documentation, as there is a greater opportunity for borrowers to falsify their income and ability to service their debt. We believe these programs have not had a material adverse effect on our asset quality.
We offer mortgage programs designed to address the credit needs of low- and moderate-income home mortgage applicants, first-time home buyers and low- and moderate-income home improvement loan applicants. We define low- and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income of the Metropolitan Statistical Area in the county where the subject property is located. Our low- and moderate-income home improvement loans are discussed under “Consumer Loans.” Among the features of the low- and moderate-income home mortgage and first-time home buyer’s programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For example, these programs currently provide for loans with up to 95% loan-to-value ratios and rates which are 25 to 50 basis points lower than our traditional mortgage loans. In 2007, we originated $21.9 million in mortgage loans under these programs.
Multi-family and Commercial Mortgage Loans. At December 31, 2007, $58.9 million, or 0.24%, of the total loan portfolio consisted of multi-family and commercial mortgage loans. Commercial mortgage loans are secured by office buildings, religious facilities and other commercial properties. We generally originate fixed-rate commercial mortgage loans with maximum terms of up to 25 years with balloon payment features. Substantially all of these loans were acquired in the Acquisition. Since our primary lending product is one-to four-family mortgage loans, we have not actively pursued the origination of commercial and multi-family mortgage loans. We originated $4.1 million of such loans in 2007. At December 31, 2007, the largest commercial mortgage loan had a principal balance of $5.7 million and was secured by a storage unit facility.
Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). Multi-family mortgage loans generally are offered with both fixed and adjustable interest rates, although in the current interest rate environment we have not recently originated adjustable rate multi-family loans. Multi-family loans are originated for terms of up to 30 years.

In underwriting multi-family and commercial mortgage loans, we review a number of factors, such as the expected net operating income generated by the real estate to ensure that it is at least 125% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower’s business experience. Personal guarantees are obtained in most cases from borrowers. The maximum loan to value ratio of multi-family and commercial mortgage loans is generally 75%.
Loans secured by multi-family and commercial real estate generally are larger than one-to-four family residential loans and involve a greater degree of risk. Commercial mortgage loans can involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or in the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for us to monitor and evaluate.
Construction Lending. We originate construction loans to local builders, generally with whom we have an established relationship, and to individuals who have a contract with a builder for the construction of their residence. Our construction loans are disbursed as certain portions of the project are completed. Substantially all of these loans were acquired in the Acquisition. Since our primary lending product is one-to four-family mortgage loans, we have not actively pursued the origination of construction loans. We originated $8.6 million of construction loans in 2007. Our construction loans are secured by residential and commercial properties located in our market area. At December 31, 2007, we had 35 construction loans totaling $34.1 million, or 0.14% of total loans. Our largest construction loan is a participation loan for a 90 unit condominium project. Our outstanding portion of the loan amounted to $3.2 million at December 31, 2007.
Our construction loans to home builders generally have fixed interest rates, are typically for a term of up to 18 months and have a maximum loan to value ratio of 80%. Loans to builders are made on either a pre-sold or speculative (unsold) basis. We generally allow the borrower to extend the term of the loan if the project is not yet complete or, in the case of a speculative construction loan, if the borrower has not yet sold the property. To extend the maturity of the loan, the loan must be current and we assess if the project is being adequately managed. Construction loans to individuals are generally originated pursuant to the same policy guidelines regarding loan to value ratios and interest rates that are used in connection with loans secured by one-to four-family residential real estate. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed.
Construction loans are generally considered to involve a higher degree of risk than permanent mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct residential properties for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due. We attempt to minimize the foregoing risks by, among other things, generally requiring personal guarantees from the principals of its corporate borrowers.

Consumer Loans. At December 31, 2007, $404.7 million, or 1.7%, of our total loans consisted of consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines. Consumer loans generally have shorter terms to maturity, relative to our mortgage portfolio, which reduces our exposure to changes in interest rates. Consumer loans generally carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
We offer fixed-rate second mortgage loans generally in amounts up to $250,000 secured by owner-occupied one- to four-family residences located in the State of New Jersey, and the portions of New York and Connecticut served by our first mortgage loan products, for terms of up to 20 years. At December 31, 2007 these loans totaled $284.4 million, or 1.2% of total loans. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, generally cannot exceed 80% of the appraised value of the property.
Our home equity credit line loans, which totaled $104.6 million or 0.4% of total loans at December 31, 2007, are adjustable-rate loans secured by a second mortgage on owner-occupied one- to four-family residences located in our market area. Current interest rates on home equity credit lines are based on the “prime rate” as published in The Wall Street Journal (the “Index”) subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100, whichever is greater. The maximum credit line available is $250,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.
Other loans totaled $15.7 million at December 31, 2007 and consisted of collateralized passbook loans, overdraft protection loans, automobile loans, unsecured personal loans, and secured and unsecured commercial lines of credit. We no longer originate unsecured personal loans and automobile loans.
Loan Approval Procedures and Authority. All first mortgage loans up to $600,000 must be approved by two officers in our Mortgage Origination Department. Loans in excess of $600,000 require one of the two officers approving the loan bear the title of either First Vice President-Mortgage Officer, Executive Vice President-Lending, Chief Executive Officer or Chief Operating Officer prior to the issuance of a commitment letter. The aggregate of all loans existing and/or committed by any one borrower in excess of $3,000,000 requires the review of the Board of Directors. Home equity credit lines and fixed-rate second mortgage loans in principal amounts of $25,000 or less are approved by one of our designated loan underwriters. Home equity loans in excess of $25,000, up to the $250,000 maximum, are approved by an underwriter and either our Consumer Loan Officer, Executive Vice President-Lending, Chief Executive Officer or Chief Operating Officer.
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
Asset Quality
One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies we have been proactive in addressing problem and non-performing assets. These strategies, as well as our concentration on one- to four-family mortgage lending and our maintenance of sound credit standards for new loan originations have resulted in relatively low levels of charge-offs. Charge-offs, net of recoveries, amounted to $684,000 in 2007 and $76,000 in 2006. This past year has been highlighted by significant disruptions and volatility in the financial and capital marketplaces. These disruptions have been exacerbated by the acceleration of the weakening of the real estate and housing markets. We closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Sub-prime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market in which we participate. We continue to adhere to prudent underwriting standards.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with loan-to-value ratios of less than 80%. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. It has been our experience that when a loan becomes delinquent, the borrower will usually sell the property to satisfy the loan rather than go to foreclosure or, if another bank holds a second mortgage on the property, they will repay our loan to protect their position. The value of the property used as collateral for our loans is dependent upon local market conditions. We monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis, we concluded that conditions in the housing markets in the Northeast quadrant of the country, where the properties underlying our mortgage loans are located, deteriorated throughout 2007. In addition, general economic conditions in the United States have also worsened as evidenced by slower economic growth. However, the New York metropolitan area and the surrounding regions have experienced more stable economic conditions as well as more stable real estate markets. Approximately 67% of our total loans are in the New York metropolitan area and 33% are located throughout the remaining states in the Northeast quadrant of the United States. With respect to our non-performing loans, approximately 63% are in the New York metropolitan area and 37% are located throughout the remaining states in the Northeast quadrant of the United States.
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
We send foreclosure notices when a loan is 90 days delinquent. The accrual of income on loans that do not carry private mortgage insurance or are not guaranteed by a federal agency is generally discontinued when interest or principal payments are 90 days in arrears. We commence foreclosure proceedings if the loan is not brought current between the 90th and 120th day of delinquency unless specific limited circumstances warrant an exception. The collection procedures for mortgage loans guaranteed by government agencies follow the collection guidelines outlined by those agencies.
We monitor delinquencies on our serviced loan portfolio from reports sent to us by the servicers. Once all past due reports are received, we examine the delinquencies and contact appropriate servicer personnel to determine the collectability of the loans. We also use these reports to prepare our own monthly reports for management review. These summaries break down, by servicer, total principal and interest due, length of delinquency, as well as accounts in foreclosure and bankruptcy. We monitor, on a case-by-case basis, all accounts in foreclosure to confirm that the servicer has taken all proper steps to foreclose promptly if there is no other recourse. We also monitor whether mortgagors who filed bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.
The collection procedures for other loans include sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel in our Consumer Loan department review the delinquent loans and collection efforts on a regular basis. If collection activity is unsuccessful after 90 days, we may refer the matter to our legal counsel for further collection effort or charge-off the loan. Loans we deem to be uncollectible are proposed for charge-off. Charge-offs of consumer loans require the approval of our Consumer Loan Officer and either the Executive Vice President-Lending, our Chief Executive Officer or Chief Operating Officer.
Foreclosed real estate is property acquired through foreclosure or deed in lieu of foreclosure. Write-downs to fair value (net of estimated costs to sell) at the time of acquisition are charged to the allowance for loan losses. After acquisition, foreclosed properties are held for sale and carried at the lower of fair value minus estimated cost to sell, or at cost. If a foreclosure action is commenced and the loan is not brought current, paid in full or refinanced before the foreclosure sale, the real property securing the loan is either sold at the foreclosure sale, or we or our servicer sells the property as soon thereafter as practicable.
Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. Our Asset Quality Committee is responsible for monitoring our loan portfolio, delinquencies and foreclosed real estate. This committee includes members of senior management from the loan origination, loan servicing and finance departments.

Loans delinquent 60 days to 89 days and 90 days or more were as follows as of the dates indicated:

	At December 31,

	2007				2006				2005

	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More

		Principal		Principal		Principal		Principal		Principal		Principal
	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(Dollars in thousands)

One- to four-family first mortgages	103	$32,448	198	$71,614	60	$16,910	82	$22,026	44	$10,113	67	$15,273
FHA/VA first mortgages	12	1,995	21	4,157	8	1,236	23	3,657	10	1,755	24	4,037
Multi-family and commercial mortgages	3	1,393	2	2,028	1	566	—	—	—	—	—	—
Construction loans	3	4,457	1	647	4	2,769	2	3,098	—	—	—	—
Consumer and other loans	7	329	12	956	20	1,125	11	1,217	2	2	2	2

Total delinquent loans (60 days and over)	128	$40,622	234	$79,402	93	$22,606	118	$29,998	56	$11,870	93	$19,312

Delinquent loans (60 days and over) to total loans		0.17%		0.33%		0.12%		0.16%		0.08%		0.13%
Non-performing loans amounted to $79.4 million at December 31, 2007 as compared to $30.0 million at December 31, 2006. Non-performing loans at December 31, 2007 included $75.8 million of one- to four-family first mortgage loans as compared to $25.7 million at December 31, 2006. The ratio of non-performing loans to total loans was 0.33% at December 31, 2007 compared with 0.16% at December 31, 2006.
At December 31, 2007 and 2006 loans evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” amounted to $3.5 million and $3.1 million, respectively. Based on this evaluation, we established an allowance for loan losses of $268,000 for loans classified as impaired at December 31, 2007. We had no allowance for loan losses for such loans at December 31, 2006.
During 2007, there has been a decline in the housing and real estate markets and in the general economy, both nationally and locally with some reports indicating that the national economy is bordering on a recession. Housing market conditions in the northeast quadrant of the United States, where most of our lending activity occurs, have deteriorated during 2007 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market.
The decline in the housing market has not resulted in significant charge-offs for us because of our underwriting standards and the geographical areas in which we lend. The average loan-to-value ratio of our first mortgage loans at December 31, 2007 was 61% based on the appraised value at time of origination. In addition, the average loan-to-value ratio of our non-performing loans was approximately 69% based on the appraised value at the time of origination. As a result, the amount of equity that borrowers have in the underlying properties has helped to protect us from declining conditions in the housing market and the economy.
With the exception of first mortgage loans guaranteed by a federal agency or for which the borrower has obtained private mortgage insurance, we stop accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectability of such interest or principal is doubtful. We reverse outstanding interest on non-accrual loans that we previously credited to income. We recognize income in the period that we collect it or when the ultimate collectability of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. The accrual of income on VA loans is generally not discontinued as they are guaranteed by a federal agency.
Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. After acquisition, foreclosed properties held for sale are carried at the lower of fair value minus estimated cost to sell, or at cost. Subsequent provisions for losses, which may result from ongoing periodic valuation of these properties, are charged to income in the period in which they are identified. Fair market value is generally based on recent appraisals.
The following table presents information regarding non-performing assets as of the dates indicated.

	At December 31,

	2007	2006	2005	2004	2003

	(Dollars in thousands)

Non-accrual first mortgage loans	$71,932	$20,053	$9,649	$6,057	$4,401
Non-accrual construction loans	647	3,098	—	—	—
Non-accrual consumer and other loans	956	1,217	2	—	102
Accruing loans delinquent 90 days or more	5,867	5,630	9,661	15,550	15,748

Total non-performing loans	79,402	29,998	19,312	21,607	20,251
Foreclosed real estate, net	4,055	3,161	1,040	878	1,002

Total non-performing assets	$83,457	$33,159	$20,352	$22,485	$21,253

Non-performing loans to total loans	0.33%	0.16%	0.13%	0.19%	0.23%
Non-performing assets to total assets	0.19	0.09	0.07	0.11	0.12
The average loan-to-value ratio of our non-performing loans at December 31, 2007 was approximately 69% based on the appraised value at the time of origination. Non-accrual first mortgage loans at December 31, 2007 include $5.2 million of interest-only loans and $2.4 million of reduced documentation loans. The total amount of interest income received during the year on non-accrual loans outstanding and additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms is immaterial. We are not committed to lend additional funds to borrowers whose loans are in non-accrual status.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the years indicated.

	At or for the Year December 31,

	2007	2006	2005	2004	2003

	(Dollars in thousands)
Balance at beginning of year	$30,625	$27,393	$27,319	$26,547	$25,501

Provision for loan losses	4,800	—	65	790	900
Allowance transferred in Acquisition	—	3,308	—	—	—
Charge-offs:
First mortgage loans	(701)	(72)	(2)	(11)	(92)
Consumer and other loans	(62)	(7)	(8)	(9)	(4)

Total charge-offs	(763)	(79)	(10)	(20)	(96)
Recoveries	79	3	19	2	242

Net (charge-offs) recoveries	(684)	(76)	9	(18)	146

Balance at end of year	$34,741	$30,625	$27,393	$27,319	$26,547

Allowance for loan losses to total loans	0.14%	0.16%	0.18%	0.24%	0.30%
Allowance for loan losses to non-performing loans	43.75	102.09	141.84	126.44	131.09
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
The allowance for loan losses amounted to $34.7 million at December 31, 2007 as compared to $30.6 million at December 31, 2006. The ratio of the allowance for loan losses to non-performing loans was 43.75% at December 31, 2007 compared with 102.09% at December 31, 2006. The allowance for loan losses as a percent of total loans was 0.14% at December 31, 2007 compared with 0.16% at December 31, 2006. The ratio of non-performing loans to total loans was 0.33% at December 31, 2007 as compared to 0.16% at December 31, 2006. The provision for loan losses amounted to $4.8 million for 2007. We did not record a provision for loan losses during 2006. We recorded a provision for loan losses in 2007 based on our allowance for loan losses methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, which increased to $79.4 million at December 31, 2007 as compared to $30.0 million at December 31, 2006, as well as current real estate market conditions in the geographical areas where our loans are located, the current state of the local and national economy and loan portfolio growth.
Due to the homogenous nature of substantially all of the loans in our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed primarily on a “pooled basis.” A component of our methodology includes assigning potential loss factors to the payment status of multiple residential loan categories with the objective of assessing the potential risk inherent in each loan type. We also consider growth in the loan portfolio in our determination of the allowance for loan losses. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, the results of our foreclosed property transactions and market conditions. We use this systematic methodology, as a tool, together with qualitative analysis performed by our Asset Quality Committee to estimate the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy, changes in interest rates, the results of our foreclosed property transactions and loan portfolio growth. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. It has been our experience that when a loan becomes delinquent, the borrower will usually sell the property to satisfy the loan rather than go to foreclosure. Since substantially all of our non-performing loans are secured by residential real estate with adequate collateral at the time of origination, we determined that the ratio of the allowance to non-performing loans was adequate. Net charge-offs amounted to $684,000 for 2007 as compared to net charge-offs of $76,000 for 2006. The increase in charge-offs was related to non-performing residential loans for which appraised values indicated declines in the value of the underlying collateral.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with loan-to-value ratios of less than 80%. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2007, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, have deteriorated since 2006 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. In addition, general economic conditions in the United States have also worsened as evidenced by slower economic growth. However, the decline in the economic and housing conditions in the New York metropolitan area has not been as severe as the rest of the country. Approximately 67% of our total loans are in the New York metropolitan area and 33% are located throughout the remaining states in the Northeast quadrant of the United States. With respect to our non-performing loans, approximately 63% are in the New York metropolitan area and 37% are located throughout the remaining states in the Northeast quadrant of the United States. We considered these trends in market conditions in determining the provision for loan losses also taking into account the continued growth of our loan portfolio.
The second half of 2007 has been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the sub-prime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market and the lack of available liquidity that previously existed through securitization transactions. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing market. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Sub-prime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market in which we participate. We continue to adhere to prudent underwriting standards. However, based on our evaluation of the foregoing factors, and in recognition of the recent increases in non-performing loans and net loan charge-offs, our 2007 analyses indicated that a provision for loan losses was warranted.
At December 31, 2007, first mortgage loans secured by one-to four family properties accounted for 97.9% of total loans. Fixed-rate mortgage loans represent 80.5% of our first mortgage loans. Fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates.

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

	At December 31,

	2007		2006		2005		2004		2003

		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
First mortgage loans:
One- to four-family	$29,511	97.95%	$24,578	97.42%	$25,474	98.13%	$25,524	97.87%	$24,690	97.32%
Other first mortgages	1,883	0.38	999	0.58	23	0.31	35	0.75	28	1.15

Total first mortgage loans	31,394	98.33	25,577	98.00	25,497	98.44	25,559	98.62	24,718	98.47
Consumer and other loans	3,347	1.67	3,618	2.00	1,774	1.56	1,305	1.38	1,152	1.53
Unallocated	—	—	1,430	—	122	—	455	—	677	—

Total allowance for loans losses	$34,741	100.00%	$30,625	100.00%	$27,393	100.00%	$27,319	100.00%	$26,547	100.00%

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

We invest primarily in mortgage-backed securities issued by GinnieMae, FannieMae and FreddieMac, as well as U.S. government-sponsored enterprise securities. These securities account for substantially all of our securities. The Company does not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.
Our investment policy currently does not authorize participation in hedging programs, options or futures transactions or interest rate swaps, and also prohibits the purchase of non-investment grade bonds. In the future we may amend our policy to allow us to engage in these types of transactions. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers being an unsuitable investment practice. In addition, the policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At December 31, 2007, our primary liquidity ratio was 23.4%.
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
Investment Securities. During 2007, we purchased $2.15 billion of investment securities compared with $1.25 billion during 2006. These securities were primarily U.S government-sponsored enterprise securities. Of the securities held as of December 31, 2007, $1.87 billion have step-up features where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase but after an initial non-call period of three months to one year. Approximately $1.67 billion of these step-up notes will reset or mature within two years. Also included in investment securities as of December 31, 2007 were $666.7 million of securities with initial periods to maturity of less than two years. The aggregate $2.34 billion of step-up notes resetting and short-term securities maturing within two years assists in our management of interest rate risk. At December 31, 2007, investment securities with an amortized cost of $3.62 billion were used as collateral for securities sold under an agreement to repurchase. Also, at December 31, 2007, we had $695.4 million in FHLB-NY stock. See “- Regulation of Hudson City Savings Bank and Hudson City Bancorp.”
Mortgage-backed Securities. All of our mortgage-backed securities are issued by GinnieMae, FannieMae or FreddieMac. At December 31, 2007, mortgage-backed securities classified as held to maturity totaled $9.57 billion, or 21.5% of total assets, while $5.01 billion, or 11.3% of total assets, were classified as available for sale. At December 31, 2007, the mortgage-backed securities portfolio had a weighted-average rate of 5.38% and a market value of approximately $14.57 billion. Of the mortgage-backed securities we held at December 31, 2007, $12.0 billion, or 82.3% of total mortgage-backed securities, had adjustable rates and $2.58 billion, or 17.7% of total mortgage-backed securities, had fixed rates. Our mortgage-backed securities portfolio includes real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”). At December 31, 2007, we held $385.0 million of fixed-rate REMICs, which constituted 2.6% of our mortgage-backed securities portfolio. Mortgage-backed security purchases totaled $7.11 billion during 2007 compared with $3.93 billion during 2006. Of the mortgage-backed securities purchased during 2007, 98.9% were variable-rate instruments that were used as part of our interest rate risk management strategy. At December 31, 2007, mortgage-backed securities with an amortized cost of $9.3 billion were used as collateral for securities sold under an agreement to repurchase.
Mortgage-backed securities generally yield less than the underlying loans because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain borrowings. In general, mortgage-backed securities issued or guaranteed by GinnieMae, FannieMae and FreddieMac are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk-weighting assigned to most non-securitized residential mortgage loans.
While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities. At December 31, 2007, we did not own any principal-only, REMIC residuals, private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans.
The following table presents our investment securities activity for the years indicated.

	For the Year Ended December 31,

	2007	2006	2005

	(In thousands)

Investment securities:
Carrying value at beginning of year	$5,913,584	$5,496,727	$2,928,888

Transferred in Acquisition	—	120,087	—
Purchases:
Held to maturity	—	—	300,000
Available for sale	2,148,705	1,250,010	4,008,680
Calls:
Held to maturity	(125,480)	(256)	(99,978)
Available for sale	(2,100,060)	(350,004)	(100,007)
Maturities:
Held to maturity	—	—	(65)
Available for sale	(1,725,000)	(500,005)	(1,500,000)
Sales:
Available for sale	—	(97,549)	—
Mutual fund shares	—	(15,530)	(10,000)
Premium amortization and discount accretion, net	1,025	(17)	16,295
Change in unrealized gain or loss	61,218	10,121	(47,086)

Net (decrease) increase in investment securities	(1,739,592)	416,857	2,567,839

Carrying value at end of year	$4,173,992	$5,913,584	$5,496,727

The following table presents our mortgage-backed securities activity for the years indicated.

	For the Year Ended December 31,

	2007	2006	2005

	(In thousands)
Mortgage-backed securities:
Carrying value at beginning of year	$9,329,631	$6,910,497	$5,376,629

Transferred in Acquisition	—	186,169	—
Purchases:
Held to maturity	3,861,633	3,313,669	1,604,473
Available for sale	3,248,326	617,171	1,675,428
Principal payments:
Held to maturity	(1,215,867)	(773,343)	(960,630)
Available for sale	(696,560)	(741,200)	(499,387)
Sales:
Held to maturity	—	—	—
Available for sale	—	(186,169)	(227,894)
Premium amortization and discount accretion, net	(10,257)	(10,709)	(14,627)
Change in unrealized gain or loss	54,029	13,546	(43,495)

Net increase in mortgage-backed securities	5,241,304	2,419,134	1,533,868

Carrying value at end of year	$14,570,935	$9,329,631	$6,910,497

The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

	At December 31,

	2007			2006			2005

		Percent			Percent			Percent
	Carrying	of	Fair	Carrying	of	Fair	Carrying	of	Fair
	Value	Total (1)	Value	Value	Total (1)	Value	Value	Total (1)	Value

				(Dollars in thousands)
Money market investments:
Federal funds sold	$106,299	100.00%	$106,299	$56,616	100.00%	$56,616	$4,587	100.00%	$4,587

Investment securities:
Held to maturity:
United States government- sponsored enterprises	$1,408,071	33.74%	$1,409,814	$1,533,059	25.92%	$1,502,014	$1,533,050	27.89%	$1,506,865
Municipal bonds	430	0.01	432	910	0.02	920	1,166	0.02	1,190

Total held to maturity	1,408,501	33.75	1,410,246	1,533,969	25.94	1,502,934	1,534,216	27.91	1,508,055

Available for sale:
United States government- sponsored enterprises	2,758,193	66.08	2,758,193	4,372,295	73.94	4,372,295	3,962,178	72.09	3,962,178
Corporate bonds	4	—	4	57	—	57	67	—	67
Equity securities	7,294	0.17	7,294	7,263	0.12	7,263	266	—	266

Total available for sale	2,765,491	66.25	2,765,491	4,379,615	74.06	4,379,615	3,962,511	72.09	3,962,511

Total investment securities	$4,173,992	100.00%	$4,175,737	$5,913,584	100.00%	$5,882,549	$5,496,727	100.00%	$5,470,566

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$157,716	1.08%	$158,999	$215,161	2.31%	$216,504	$293,680	4.25%	$294,332
FNMA pass-through certificates	3,214,509	22.06	3,205,922	3,233,852	34.66	3,191,324	2,535,361	36.69	2,489,102
FHLMC pass-through certificates	5,808,288	39.86	5,849,744	3,069,884	32.90	3,019,995	1,108,195	16.04	1,082,564
FHLMC and FNMA REMICs	385,013	2.64	351,647	406,313	4.36	376,775	452,628	6.55	422,774

Total held to maturity	9,565,526	65.65	9,566,312	6,925,210	74.23	6,804,598	4,389,864	63.53	4,288,772

Available for sale:
GNMA pass-through certificates	1,257,893	8.62	1,257,893	1,696,715	18.18	1,696,715	1,700,132	24.60	1,700,132
FNMA pass-through certificates	1,098,072	7.54	1,098,072	575,293	6.17	575,293	666,485	9.64	666,485
FHLMC pass-through certificates	2,649,444	18.18	2,649,444	132,413	1.42	132,413	154,016	2.23	154,016

Total available for sale	5,005,409	34.35	5,005,409	2,404,421	25.77	2,404,421	2,520,633	36.47	2,520,633

Total mortgage-backed securities	$14,570,935	100.00%	$14,571,721	$9,329,631	100.00%	$9,209,019	$6,910,497	100.00%	$6,809,405

By coupon type:
Adjustable-rate	$11,995,377	82.32%	$12,055,525	$6,495,769	69.63%	$6,457,465	$3,704,146	53.60%	$3,683,965
Fixed-rate	2,575,558	17.68	2,516,196	2,833,862	30.37	2,751,554	3,206,351	46.40	3,125,440

Total mortgage-backed securities	$14,570,935	100.00%	$14,571,721	$9,329,631	100.00%	$9,209,019	$6,910,497	100.00%	$6,809,405

Total investment portfolio	$18,851,226		$18,853,757	$15,299,831		$15,148,184	$12,411,811		$12,284,558

(1)	Based on carrying value for each investment type.
Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2007. Mortgage-backed securities are presented by issuer and by coupon type. Equity securities have been excluded from this table.

	At December 31, 2007

			More Than One Year		More Than Five Years
	One Year or Less		to Five Years		to Ten Years		More Than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate

	(Dollars in thousands)
Money market investments:
Federal funds sold	$106,299	4.25%	$—	—	$—	—	$—	—	$106,299	4.25%

Investment securities:
Held to maturity:
United States government- sponsored enterprises	$—	—	$786,531	4.74%	$—	—	$621,540	5.02%	$1,408,071	4.86
Municipal bonds	—	—	125	8.02	305	9.53%	—	—	430	9.09

Total held to maturity	—	—	786,656	4.74	305	9.53	621,540	5.02	1,408,501	4.86

Available for sale:
United States government- sponsored enterprises	71,946	3.50	1,279,986	4.12	1,406,261	5.15	—	—	2,758,193	4.63
Corporate bonds	4	3.85	—	—	—	—	—	—	4	3.85

Total available for sale	71,950	3.50	1,279,986	4.12	1,406,261	5.15	—	—	2,758,197	4.63

Total investment securities	$71,950	3.50	$2,066,642	4.36	$1,406,566	5.15	$621,540	5.02	$4,166,698	4.71

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$61	7.36	$227	9.60	$47	11.45	$157,381	6.00	$157,716	6.01
FNMA pass-through certificates	710	5.75	742	6.19	5,964	7.07	3,207,093	5.22	3,214,509	5.22
FHLMC pass-through certificates	20	8.09	1,182	7.06	4,435	6.79	5,802,651	5.41	5,808,288	5.41
FHLMC and FNMA REMIC’s	—	—	—	—	—	—	385,013	4.58	385,013	4.58

Total held to maturity	791	5.93	2,151	7.03	10,446	6.97	9,552,138	5.32	9,565,526	5.32

Available for sale:
GNMA pass-through certificates	—	—	—	—	—	—	1,257,893	5.26	1,257,893	5.26
FNMA pass-through certificates	—	—	—	—	—	—	1,098,072	5.26	1,098,072	5.26
FHLMC pass-through certificates	—	—	—	—	—	—	2,649,444	5.71	2,649,444	5.71

Total available for sale	—	—	—	—	—	—	5,005,409	5.50	5,005,409	5.50

Total mortgage-backed securities	$791	5.93	$2,151	7.03	$10,446	6.97	$14,557,547	5.38	$14,570,935	5.38

By coupon type:
Adjustable-rate	$—	—	$—	—	$3,685	6.60	$11,991,692	5.47	$11,995,377	5.47
Fixed-rate	791	5.93	2,151	7.03	6,761	7.17	2,565,855	4.96	2,575,558	4.97

Total mortgage-backed securities	$791	5.93	$2,151	7.03	$10,446	6.97	$14,557,547	5.38	$14,570,935	5.38

Total investment portfolio	$179,040	3.96	$2,068,793	4.36	$1,417,012	5.16	$15,179,087	5.37	$18,843,932	5.23

Sources of Funds
General. Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Retail deposits generated through our branch network and wholesale borrowings are our primary means of funding our growth initiatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer passbook and statement savings accounts, interest-bearing transaction accounts, checking accounts, money market accounts and time deposits. We also offer IRA accounts and qualified retirement plans.
Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing market interest rates, pricing of deposits and competition. In determining our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Our deposits are primarily obtained from market areas surrounding our branch offices. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits and currently do not accept new deposits via the internet. During 2007, we opened eight new branches. During 2007, we experienced significant competitive pressure for short-term deposits in the New York metropolitan area. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. There are large money-center and regional financial institutions operating throughout our market area, and we also face strong competition from other community-based financial institutions. During 2007, the credit markets experienced a significant loss of liquidity. This was due in part to the fallout from the sub-prime mortgage market. As a result, many of our competitors sought to raise liquidity by offering customers premium rates on deposits even as market interest rates decreased. This affects our ability to attract new deposits and to reduce the cost of our deposits as market interest rates decrease.
Total deposits increased $1.74 billion, or 13.0%, during 2007 due primarily to a $1.64 billion increase in total time deposits, and a $656.5 million increase in our money market accounts. These increases in deposits were partially offset by a $575.2 million decrease in our interest-bearing transaction accounts and savings accounts. Total core deposits (defined as non-time deposit accounts) represented approximately 29.2% of total deposits as of December 31, 2007 compared with 32.2% as of December 31, 2006. This decrease is due to customers shifting deposits to short-term time deposits earning a higher interest rate. The aggregate balance in our time deposit accounts was $10.73 billion as of December 31, 2007 compared with $9.10 billion as of December 31, 2006. Time deposits with remaining maturities of less than one year amounted to $10.24 billion at December 31, 2007 compared with $8.33 billion at December 31, 2006, reflecting the shift of customer deposits to short-term time deposits.

Page27

The following table presents our deposit activity for the years indicated:

	For the Year Ended December 31,

	2007	2006	2005

	(Dollars in thousands)

Total deposits at beginning of year	$13,415,587	$11,383,300	$11,477,300
Deposits assumed in Acquisition	—	1,062,121	—
Net increase (decrease) in deposits	1,130,859	534,070	(387,736)
Interest credited	606,936	436,096	293,736

Total deposits at end of year	$15,153,382	$13,415,587	$11,383,300

Net increase (decrease)	$1,737,795	$2,032,287	$(94,000)

Percent increase (decrease)	12.95%	17.85%	(0.82)%
At December 31, 2007, we had $3.34 billion in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount

(In thousands)
3 months or less	$1,756,750
Over 3 months through 6 months	1,324,134
Over 6 months through 12 months	144,657
Over 12 months	110,508

Total	$3,336,049

Page28

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At December 31,

		2007			2006			2005

			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate
	(Dollars in thousands)
Savings	$737,813	4.87%	0.74%	$805,278	6.00%	0.92%	$808,325	7.10%	0.98%
Interest-bearing demand	1,588,084	10.48	3.26	2,095,811	15.62	3.29	3,616,644	31.77	3.19
Money market	1,575,097	10.39	4.26	918,549	6.85	3.59	342,021	3.00	1.14
Noninterest-bearing demand	517,970	3.42	—	498,301	3.71	—	442,042	3.88	—

Total	4,418,964	29.16	2.81	4,317,939	32.18	2.53	5,209,032	45.75	2.44

Time deposits:
Time deposits $100,000 and over	3,336,049	22.02	4.97	2,565,020	19.12	5.03	1,378,340	12.11	3.61

Time deposits less than $100,000 with original maturities of:

3 months or less	1,057,289	6.98	4.98	146,921	1.10	4.37	199,280	1.75	3.17
Over 3 months to 12 months	4,558,298	30.07	5.04	4,302,331	32.06	5.23	1,338,588	11.76	3.72
Over 12 months to 24 months	524,722	3.46	4.57	557,510	4.16	3.82	1,541,166	13.54	3.36
Over 24 months to 36 months	79,613	0.53	3.87	202,276	1.51	3.67	495,670	4.35	3.17
Over 36 months to 48 months	77,185	0.51	3.93	264,204	1.97	3.66	294,538	2.59	3.47
Over 48 months to 60 months	32,299	0.21	3.94	43,243	0.32	3.72	50,680	0.45	3.72
Over 60 months	138,738	0.92	3.98	164,502	1.23	3.99	149,724	1.32	3.93
Qualified retirement plans	930,225	6.14	4.70	851,641	6.35	4.47	726,282	6.38	3.49

Total time deposits	10,734,418	70.84	4.93	9,097,648	67.82	4.89	6,174,268	54.25	3.51

Total deposits	$15,153,382	100.00%	4.31	$13,415,587	100.00%	4.13	$11,383,300	100.00%	3.02%

Page29

The following table presents, by rate category, the amount of our time deposit accounts outstanding at the dates indicated.

	At December 31,

	2007	2006	2005

	(In thousands)

Time deposit accounts:
3.00% or less	$2,397	$38,158	$816,838
3.01% to 3.50%	44,450	457,995	2,246,361
3.51% to 4.00%	514,022	979,918	2,154,784
4.01% to 4.50%	317,633	1,283,911	952,228
4.51% to 5.00%	3,639,404	482,847	3,341
5.01% and over	6,216,512	5,854,819	716

Total	$10,734,418	$9,097,648	$6,174,268

The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2007.

	Period to Maturity from December 31, 2007

	Within	Over three	Over six	Over one	Over two	Over
	three	to six	months to	to two	to three	three
	months	months	one year	years	years	years	Total

	(In thousands)
Time deposit accounts:
3.00% or less	$506	$206	$868	$817	$—	$—	$2,397
3.01% to 3.50%	8,022	15,959	20,461	4	4	—	44,450
3.51% to 4.00%	138,187	55,087	149,776	157,742	12,948	282	514,022
4.01% to 4.50%	5,041	19,983	78,568	99,509	84,615	29,917	317,633
4.51% to 5.00%	1,237,230	1,887,941	410,288	101,770	1,784	391	3,639,404
5.01% and over	3,902,698	2,312,643	7	3	1,157	4	6,216,512

Total	$5,291,684	$4,291,819	$659,968	$359,845	$100,508	$30,594	$10,734,418

Borrowings. We have entered into agreements with selected brokers and the Federal Home Loan Bank of New York (“FHLB”) to repurchase securities sold to these parties. These agreements are recorded as financing transactions as we have maintained effective control over the transferred securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition. The securities underlying the agreements are delivered to the party with whom each transaction is executed. They agree to resell to us the same securities at the maturity or call of the agreement. We retain the right of substitution of the underlying securities throughout the terms of the agreements.
We have also obtained advances from the FHLB, which are generally secured by a blanket lien against our mortgage portfolio. Borrowings with the FHLB are generally limited to approximately twenty times the amount of FHLB stock owned.

Page30

Borrowed funds at December 31 are summarized as follows:

	2007		2006

		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate

	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$2,066,000	4.62%	$823,000	4.96%
Other brokers	9,950,000	4.15	8,100,000	3.86

Total securities sold under agreements to repurchase	12,016,000	4.23	8,923,000	3.96
Advances from the FHLB	12,125,000	4.20	8,050,000	4.21

Total borrowed funds	$24,141,000	4.22	$16,973,000	4.08

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,

	2007	2006	2005

	(Dollars in thousands)

Repurchase Agrements:
Average balance outstanding during the year	$10,305,216	$8,313,321	$6,447,560

Maximum balance outstanding at any month-end during the year	$12,016,000	$8,923,000	$7,900,000

Weighted average rate during the period	4.20%	3.81%	3.52%

FHLB Advances:
Average balance outstanding during the year	$10,286,869	$5,977,115	$2,469,529

Maximum balance outstanding at any month-end during the year	$12,125,000	$8,050,000	$3,450,000

Weighted average rate during the period	4.28%	4.17%	3.89%

Substantially all of our borrowed funds are callable at the discretion of the issuer. As a result, as interest rates decrease, these borrowings will probably not be called and our average cost of existing borrowings may not decrease. Conversely, as interest rates increase above the market interest rate for the borrowings, these borrowings will likely be called at their next call date and our cost to replace these borrowings will increase. These call features are generally quarterly, after an initial non-call period of three months to five years from the date of borrowing.
Our callable borrowings typically have a final maturity of ten years and may not be called for an initial period of one to five years. We use this type of borrowing primarily to fund our loan growth because they have a longer duration than shorter-term non-callable borrowings and have a slightly lower cost than a non-callable borrowing with a maturity date similar to the first call date of the callable borrowing. These borrowings were utilized as a more cost-effective alternative to time deposits, which had become a relatively expensive method of raising funds in the current interest rate environment, as many of our competitors sought to raise liquidity by offering customers premium rates on deposits even as market interest rates decreased.

Page31

The scheduled maturities and potential call dates of our borrowings as of December 31, 2007 are as follows:

	Borrowings by Scheduled		Borrowings by Earler of Maturity
	Maturity Date		or Next Potential Call Date

		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate

		(Dollars in thousands)

2008	$16,000	4.94%	$14,966,000	4.27%
2009	—	—	6,275,000	4.18
2010	300,000	5.68	2,050,000	3.88
2011	250,000	4.90	250,000	4.90
2012	100,000	4.76	600,000	4.33
2013	250,000	5.30	—	—
2014	350,000	3.37	—	—
2015	4,075,000	3.86	—	—
2016	8,075,000	4.32	—	—
2017	10,725,000	4.22	—	—

Total	$24,141,000	4.22	$24,141,000	4.22

Based on market interest rates at December 31, 2007, we anticipate that $350.0 million of the borrowings with call dates in 2008 will be called.
The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	At or for the Year Ended December 31,

	2007	2006	2005

	(Dollars in thousands)

Amortized cost of collateral:
United States government-sponsored enterprise securities	$3,620,083	$3,329,639	$2,849,947
Mortgage-backed securities	9,004,519	5,937,758	5,224,648
REMICs	304,032	319,920	356,579

Total amortized cost of collateral	$12,928,634	$9,587,317	$8,431,174

Fair value of collateral:
United States government-sponsored enterprise securities	$3,626,572	$3,195,765	$2,778,462
Mortgage-backed securities	9,016,537	5,846,562	5,119,225
REMICs	277,727	296,661	332,532

Total fair value of collateral	$12,920,836	$9,338,988	$8,230,219

Subsidiaries
Hudson City Savings has two wholly owned and consolidated subsidiaries: HudCiti Service Corporation and HC Value Broker Services, Inc. HudCiti Service Corporation, which qualifies as a New Jersey investment company, has two wholly owned and consolidated subsidiaries: Hudson City Preferred Funding Corporation and Sound REIT, Inc. Hudson City Preferred Funding and Sound REIT qualify as

Page32

real estate investment trusts, pursuant to the Internal Revenue Code of 1986, as amended, and had $6.97 billion and $43.6 million, respectively, of residential mortgage loans outstanding at December 31, 2007.
HC Value Broker Services, Inc., whose primary operating activity is the referral of insurance applications, formed a strategic alliance that jointly markets insurance products with Savings Bank Life Insurance of Massachusetts. HC Value Broker Services offers customers access to a variety of life insurance products.
Personnel
As of December 31, 2007, we had 1,214 full-time employees and 148 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.
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
This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations (including law concerning taxes, banking, securities, accounting and insurance), whether by the Office of Thrift Supervision, the FDIC or through legislation, could have a material adverse impact on Hudson City Bancorp and Hudson City Savings and their operations and stockholders.
Federally Chartered Savings Bank Regulation
Activity Powers. Hudson City Savings derives its lending, investment and other activity powers primarily from the Home Owners’ Loan Act, as amended, commonly referred to as HOLA, and the regulations of the

Page33

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
Capital Requirements. The Office of Thrift Supervision capital regulations require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% (3% if the savings bank received the highest rating on its most recent examination) leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Hudson City Savings, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Hudson City Savings’ risk profile. At December 31, 2007, Hudson City Savings exceeded each of its capital requirements as shown in the following table:

				OTS Requirements

			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2007
Tangible capital	$4,055,952	9.16%	$664,169	1.50%	n/a	n/a
Leverage (core) capital	4,055,952	9.16	1,771,118	4.00	$2,213,898	5.00%
Total-risk-based capital	4,090,693	24.83	1,318,102	8.00	1,647,627	10.00

December 31, 2006
Tangible capital	$4,000,577	11.30%	$530,878	1.50%	n/a	n/a
Leverage (core) capital	4,000,577	11.30	1,415,674	4.00	$1,769,592	5.00%
Total-risk-based capital	4,031,202	30.99	1,040,513	8.00	1,300,642	10.00

Page34

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
An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notices that it is within any of the three undercapitalized categories, and the plan must be guaranteed by every parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:
1.	an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized; and

2.	the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.
If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the Office of Thrift Supervision regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the Office of Thrift Supervision to meet a specific capital level. As of December 31, 2007, Hudson City Savings was considered “well capitalized” by the Office of Thrift Supervision.
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
Deposit Insurance. The FDIC merged the BIF and the SAIF to form the DIF on March 31, 2006. Hudson City Savings is a member of the DIF and pays its deposit insurance assessments to the DIF.
Under the Deposit Insurance Funds Act of 1996 (“Funds Act”), the assessment base for the payments on the bonds (“FICO bonds”) issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Hudson City Savings. Our total expense for the assessment for the FICO payments was $1.7 million in 2007.
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
Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. Base assessment rates range from two to four basis points for Risk Category I institutions and are seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. For institutions within Risk Category I, assessment rates generally depend upon a combination of Capital adequacy, Asset quality, Management, Earnings, Liquidity, Sensitivity to market risk (“CAMELS”) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. Effective January 1, 2007, the FDIC has set the assessment rates at three basis points above the base rates. Assessment rates will, therefore, currently range from five to forty-three basis points of deposits.
For 2007, Hudson City Savings had an assessment rate of five basis points resulting in a deposit insurance assessment of $7.3 million. From 1997 through 2006, under the previous risk-based assessment system, Hudson City Savings had an assessment rate of 0 basis points. The deposit insurance assessment rates are in addition to the FICO payments. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.
The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. Hudson City Savings is entitled to a One-Time Assessment Credit which was used to offset 100% of the 2007 deposit insurance assessment, excluding the FICO payments. The remaining credit of $3.3 million can be used to offset up to 90% of the 2008 deposit insurance assessment. We estimate that our credit will offset a portion of our 2008 deposit insurance assessment.
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
Loans to One Borrower. Under the HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and unimpaired surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Hudson City Savings is in compliance with applicable loans to one borrower limitations. At December 31, 2007, Hudson City Savings’ largest aggregate amount of loans to one borrower totaled $8.1 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Hudson City Savings.
Interagency Guidance on Nontraditional Mortgage Product Risks. On October 4, 2006, the Office of Thrift Supervision and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.
On June 29, 2007, the Office of Thrift Supervision and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending (the “Statement”) to address the growing concerns facing the sub-prime mortgage market, particularly with respect to rapidly rising sub-prime default rates that may indicate borrowers do not have the ability to repay adjustable-rate sub-prime loans originated by financial institutions. In particular, the agencies express concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity. Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty. The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.
Currently, we originate both interest only and interest only limited documentation loans. We also purchase interest only loans. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. During 2007, originations of interest only loans totaled $1.08 billion, of which all were one-to-four family loans. At December 31, 2007, our mortgage loan portfolio included approximately $2.4 billion of interest only loans, all of which were one- to four-family loans.
We have evaluated the Guidance and the Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards. The Guidance does not apply to all mortgage lenders with whom we compete for loans. We do not believe the Guidance will have a material adverse impact on our loan origination volumes in future periods.
OTS Guidance on Commercial Real Estate Lending. In late 2006, the Office of Thrift Supervision adopted guidance entitled “Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the Office of Thrift Supervision’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits. Rather, the CRE Guidance seeks to promote sound risk management practices that will enable savings associations to continue to pursue commercial real estate lending in a safe and sound manner. The CRE Guidance applies to savings associations with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose. We do not have a concentration in commercial real estate and, although we added a commercial real estate lending platform as a result of the Acquisition, we do not expect that commercial real estate loans will become a material component of our loan portfolio or result in a concentration. Accordingly, we believe that the CRE Guidance will not have a material impact on the conduct of our business and we will be able to effectively implement requirements and suggestions set forth in the CRE Guidance during 2007.
Qualified Thrift Lender (“QTL”) Test. The HOLA requires federal savings banks to meet a QTL test. Under the QTL test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2007, Hudson City Savings held 89.7% of its portfolio assets in qualified thrift investments and had more than 75% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2007. Therefore, Hudson City Savings qualified under the QTL test.
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
Assessments. The Office of Thrift Supervision charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are based on three components: the size of the institution on which the basic assessment is based; the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. Hudson City Savings paid an assessment of $4.1 million in 2007 based on the size of the Bank.
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
Hudson City Savings, as a member of FHLB-NY, is currently required to acquire and hold shares of FHLB-NY Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Hudson City Savings, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Hudson City Savings. The activity-based stock purchase requirement for Hudson City Savings is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB-NY; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB-NY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for

Hudson City Savings is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB-NY’s balance sheet of derivative contracts between the FHLB-NY and its members, which for Hudson City Savings is also zero. The FHLB-NY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB-NY capital plan. At December 31, 2007, the amount of FHLB stock held by us satisfies the requirements of the FHLB-NY capital plan.
Federal Reserve System
FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $9.3 million and $43.9 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings’ interest-earning assets. FHLB system members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.
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
On December 20, 2007, the Office of Thrift Supervision published final rules, which become effective in April 2008, to amend its regulations to permit savings and loan holding companies (“SLHCs”), with the prior approval of the Office of Thrift Supervision, to engage in all activities that bank holding companies may engage in under any regulation that the FRB has promulgated under Section 4(c) of the BHC Act. Current regulations limit such authority to only those activities that the FRB has, by regulation, determined to be permissible under Section 4(c)(8) of the BHC Act, as noted above. In addition, the amended regulations also provide that any such Section 4(c) activity will be considered preapproved by the Office of Thrift Supervision if (1) the SLHC received a rating of satisfactory or above prior to January 1, 2008, or a composite rating of “1” or “2” thereafter, in its most recent examination, and its not in troubled condition, and the holding company does not propose to commence the activity by an acquisition of a going concern, or (2) the activity is permissible under another provision of the HOLA without prior notice or approval.
In addition, in response to statutory changes in 2000 the Office of Thrift Supervision proposed to amend its regulation concerning acquiring minority interests in thrifts and SLHCs. Prior to 2000, a SLHC was precluded from acquiring more than 5% of a non-subsidiary thrift or SLHC. The American Homeownership and Economic Opportunity Act of 2000 amended that provision of HOLA replacing the former absolute prohibition on SLHCs with a regulatory approval requirement. The Office of Thrift Supervision accordingly proposes amending its regulation to permit such an acquisition with regulatory approval making it consistent with the statute.

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
New York State Taxation. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to Hudson City Savings.
Connecticut State Taxation. Connecticut imposes an income tax based on net income allocable to the State of Connecticut, at a rate of 7.5%.
New York City Taxation. Hudson City Savings is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New

York State Franchise Tax. A significant portion of Hudson City Savings’ entire net income is derived from outside the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Hudson City Savings.
Item 1A. Risk Factors.
Changes In Interest Rates Could Adversely Affect Our Results of Operations And Financial Condition. Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed-rate mortgage-related assets that will not reprice as long-term interest rates increase. In contrast, a majority of our interest-bearing liabilities are expected to reprice as interest rates increase. At December 31, 2007, 80.4% of our loans with contractual maturities of greater than one year had fixed rates of interest, and 99.6% of our total loans had contractual maturities of five or more years. Overall, at December 31, 2007, 93.0% of our total interest-earning assets had contractual maturities of more than five years. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A significant portion of our deposits, including the $1.59 billion in our interest-bearing transaction accounts as of December 31, 2007, have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. As of December 31, 2007, 95.4% of our time deposits will mature within one year. Further, over the past year, we increased our level of borrowed funds, which we believe to be a more cost-effective alternative to time deposits in the prevailing interest rate environment. If we experience a rising interest rate environment where interest rates increase above the interest rate for the borrowings, these borrowings will likely be called at their next call date and our cost to replace these borrowings would likely increase. As of December 31, 2007, 62.0% of our borrowed funds may be called by the lenders within one year. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings.
The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) decreased the overnight lending rate by 100 basis points to 4.25% during 2007 and continued to decrease the rate by an additional 125 basis points in the first quarter of 2008. As a result, short-term market interest rates continued to decrease. Longer-term market interest rates also decreased during the fourth quarter of 2007, but at a slower pace than the short-term interest rates and, as a result, the yield curve steepened. However, competitive pricing pressures prevented us from lowering our deposit costs to the same extent as the decreases in the yield curve. As a result, our net interest rate spread and net interest margin for the fourth quarter of 2007 were substantially unchanged from the third quarter of 2007. We expect the operating environment to remain very challenging as the Federal Reserve Board continues to focus their efforts on the current sub-prime difficulties and the countervailing factors that could cause inflation. Interest rates will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change.
The yield curve returned to being positively sloped in June 2007. If the yield curve were to again flatten, the spread between our cost of funds and the interest received on our loan and securities portfolios would shrink. The yield curve would begin to flatten in the event that long term interest rates declined or if short term market interest rates were to begin to increase through the actions of the FOMC without a corresponding increase in long term rates. In the case of an inverted yield curve, the cost of funds would be higher than the earnings generated from these portfolios. As a result of the decreased spread from a flat or inverted yield curve, our net interest income would decrease.

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
We monitor interest rate risk sensitivity through analysis of the change in net interest income and net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities. The Board of Directors of Hudson City Savings has adopted an interest rate risk policy that defines the permissible range for the change in NPV under certain interest rate shock scenarios. NPV is analyzed using a model that estimates changes in NPV and net interest income in response to a range of assumed changes in market interest rates. The OTS uses a similar model to monitor interest rate risk of all OTS-regulated institutions. If the OTS, using its model, were to determine that our IRR is significantly higher than our internal estimates indicate, the OTS may seek to have us operate at higher regulatory capital ratios than we anticipate under our current growth strategy. Should that occur, we may not be able to continue our historical pace of stock repurchases and our anticipated future growth could be limited. We expect the OTS will continue to closely monitor the interest rate risk of Hudson City Savings.
Because We Compete Primarily On The Basis Of The Interest Rates We Offer Depositors And The Terms Of Loans We Offer Borrowers, Our Margins Could Decrease If We Were Required To Increase Deposit Rates Or Lower Interest Rates On Loans In Response To Competitive Pressures. We face intense competition both in making loans and attracting deposits. The New Jersey and metropolitan New York market areas have a high concentration of financial institutions, many of which are branches of large money-center and regional banks. National competitors have significantly greater resources than we do and may offer services that we do not provide such as trust and investment services. Customers who seek “one stop shopping” may be drawn to these institutions.
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
Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. There are large money-center and regional financial institutions operating throughout our market area, and we also face strong competition from other community-based financial institutions. During 2007, the credit markets experienced a significant loss of liquidity. This was due in part to the fallout from the sub-prime mortgage market. As a result, many of our competitors sought to raise liquidity by offering customers premium rates on deposits even as market interest rates decreased.

This affects our ability to attract new deposits and to reduce the cost of our deposits as market interest rates decrease.
In response to the liquidity crisis caused in part by conditions in the sub-prime mortgage market, on February 13, 2008, President Bush signed H.R. 5140: Economic Stimulus Act, which temporarily raises the limit for conforming loans originated between July 1, 2007, and December 31, 2008, which may be sold to FannieMae or FreddieMac. Although such levels have not yet been increased, if they do, the liquidity provided by these two entities may permit other mortgage originators to begin to compete or more aggressively compete with us for jumbo mortgage loans. This may impact our ability to purchase and originate loans at the same levels to support our future growth.
We May Not Be Able To Successfully Implement Our Plans For Growth. Since our conversion to the mutual holding company form of organization in 1999, we have experienced rapid and significant growth. Our assets have grown from $8.52 billion at December 31, 1999 to $44.42 billion at December 31, 2007. We acquired a significant amount of capital from the second-step conversion, which we have used to continue implementing our growth strategy of building our core banking business by originating and purchasing mortgage loans and funding this growth with customer deposits and borrowings.
We also plan to continue with our de novo branching strategy and will consider expansion opportunities through the acquisition of branches and other financial institutions, such as the acquisition of Sound Federal in 2006. There can be no assurance, however, that we will continue to experience such rapid growth, or any growth, in the future. Significant changes in interest rates or the competition we face may make it difficult to attract the level of customer deposits needed to fund our internal growth at projected levels. In addition, we may have difficulty finding suitable sites for de novo branches. Our expansion plans may result in us opening branches in geographic markets in which we have no previous experience, and, therefore, our ability to grow effectively in those markets will be dependent on our ability to identify and retain management personnel familiar with the new markets. Furthermore, any future acquisitions of branches or of other financial institutions would present many challenges associated with integrating merged institutions and expanding operations. There can be no assurance that we will be able to adequately and profitably implement our possible future growth or that we will not have to incur additional expenditures beyond current projections to support such growth.
The Geographic Concentration Of Our Loan Portfolio And Lending Activities Makes Us Vulnerable To A Downturn In The Local Economy. Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As of December 31, 2007, approximately 67% of our loan portfolio was secured by properties located in New Jersey, New York and Connecticut. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, if poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our investment alternatives may earn less income for us than real estate loans.
During 2007, there has been a decline in the housing and real estate markets and in the general economy, both nationally and locally with some reports indicating that the national economy is bordering on a recession. Housing market conditions in the Northeast quadrant of the United States, where most of our lending activity occurs, have deteriorated during 2007 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income, an increase in our non-performing loans, an increase in our provision for loan losses or an adverse impact on our loan losses.
The second half of 2007 has been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the sub-prime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
During 2007, we conducted our business through our two owned executive office buildings located in Paramus, New Jersey, our leased operations center located in Glen Rock, New Jersey, and 119 branch offices. At December 31, 2007, we owned 36 of our locations and leased the remaining 83. Our lease arrangements are typically long-term arrangements with third parties that generally contain several options to renew at the expiration date of the lease.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ended December 31, 2007 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On July 13, 1999, Hudson City Bancorp, Inc. common stock commenced trading on the Nasdaq Global Market under the symbol “HCBK.” The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information

			Amount
	High	Low	Per Share	Date of Payment

2006
First quarter	13.50	11.90	0.075	March 1, 2006
Second quarter	14.07	12.93	0.075	June 1, 2006
Third quarter	13.53	12.64	0.075	September 1, 2006
Fourth quarter	14.09	12.99	0.075	December 1, 2006

2007
First quarter	14.25	13.11	0.080	March 1, 2007
Second quarter	13.83	12.11	0.080	June 1, 2007
Third quarter	15.66	11.45	0.085	September 3, 2007
Fourth quarter	16.08	14.10	0.085	December 3, 2007
On January 23, 2008, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.09 per common share outstanding that is payable on March 1, 2008 to stockholders of record as of the close of business on February 11, 2008. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.
As the principal asset of Hudson City Bancorp, Hudson City Savings provides the principal source of funds for the payment of dividends by Hudson City Bancorp. Hudson City Savings is subject to certain restrictions that may limit its ability to pay dividends. See “Item 1 — Business — Regulation of Hudson City Savings Bank and Hudson City Bancorp — Federally Chartered Savings Bank Regulation — Limitation on Capital Distributions.”
As of February 12, 2008, there were approximately 31,140 holders of record of Hudson City Bancorp common stock.

The following table reports information regarding repurchases of our common stock during the fourth quarter of 2007 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

October 1-October 31, 2007	1,500,000	$15.53	1,500,000	57,573,550
November 1-November 30, 2007	1,300,000	14.74	1,300,000	56,273,550
December 1-December 31, 2007	1,100,000	14.99	1,100,000	55,173,550

Total	3,900,000	15.11	3,900,000

(1)	On September 20, 2006, Hudson City Bancorp announced the adoption of its seventh Stock Repurchase Program, which authorized the repurchase of up to 56,975,000 shares of common stock. This program has no expiration date and has 3,773,550 shares yet to be purchased as of December 31, 2007. On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date and no shares have been purchased pursuant to this program.
Performance Graph
Pursuant to the regulations of the SEC, the graph below compares the performance of Hudson City Bancorp with that of the Standard and Poor’s 500 Stock Index, and for all thrift stocks as reported by SNL Securities L.C. from December 31, 2002 through December 31, 2007. The graph assumes the reinvestment of dividends in all additional shares of the same class of equity securities as those listed below. The index level for all series was set to 100.00 on December 31, 2002.
Hudson City Bancorp, Inc. Total Return Performance

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Hudson City Bancorp, Inc.	100	209	206	222	260	289
SNL Thrift Index	100	142	158	163	190	114
S&P 500 Index	100	126	138	142	161	167

*	Source: SNL Financial LC and Bloomberg Financial Database
There can be no assurance that stock performance will continue in the future with the same or similar trends as those depicted in the graph above.

Item 6. Selected Financial Data
The summary information presented below under “Selected Financial Condition Data,” “Selected Operating Data” and “Selected Financial Ratios and Other Data” at or for each of the years presented is derived in part from the audited consolidated financial statements of Hudson City Bancorp. The following information is only a summary and you should read it in conjunction with our audited consolidated financial statements in Item 8 of this document. Certain share, per share and dividend information reflects the 3.206 to 1 stock split effected in conjunction with our second-step conversion and stock offering completed on June 7, 2005.

	At December 31,

	2007	2006	2005	2004	2003

			(In thousands)
Selected Financial Condition Data:
Total assets	$44,423,971	$35,506,581	$28,075,353	$20,145,981	$17,033,360
Total loans	24,192,281	19,083,617	15,062,449	11,363,039	8,803,066
Federal Home Loan Bank of New York stock	695,351	445,006	226,962	140,000	164,850
Investment securities held to maturity	1,408,501	1,533,969	1,534,216	1,334,249	1,366
Investment securities available for sale	2,765,491	4,379,615	3,962,511	1,594,639	2,243,812
Mortgage-backed securities held to maturity	9,565,526	6,925,210	4,389,864	3,755,921	4,292,444
Mortgage-backed securities available for sale	5,005,409	2,404,421	2,520,633	1,620,708	1,130,257
Total cash and cash equivalents	217,544	182,246	102,259	168,183	254,584
Foreclosed real estate, net	4,055	3,161	1,040	878	1,002
Total deposits	15,153,382	13,415,587	11,383,300	11,477,300	10,453,780
Total borrowed funds	24,141,000	16,973,000	11,350,000	7,150,000	5,150,000
Total stockholders’ equity	4,611,307	4,930,256	5,201,476	1,402,884	1,329,366

	For the Year Ended December 31,

	2007	2006	2005	2004	2003

		(In thousands)
Selected Operating Data:
Total interest and dividend income	$2,127,505	$1,614,843	$1,178,908	$915,058	$777,328
Total interest expense	1,480,322	1,001,610	616,774	430,066	376,354

Net interest income	647,183	613,233	562,134	484,992	400,974
Provision for loan losses	4,800	—	65	790	900

Net interest income after provision for loan losses	642,383	613,233	562,069	484,202	400,074

Non-interest income:
Service charges and other income	7,267	6,287	5,267	5,128	5,338
Gains on securities transactions, net	6	4	2,740	11,429	24,326

Total non-interest income	7,273	6,291	8,007	16,557	29,664

Total non-interest expense	167,913	158,955	127,703	118,348	102,527

Income before income tax expense	481,743	460,569	442,373	382,411	327,211
Income tax expense	185,885	171,990	166,318	143,145	119,801

Net income	$295,858	$288,579	$276,055	$239,266	$207,410

	At or for the Year Ended December 31,

	2007	2006	2005	2004	2003

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.74%	0.91%	1.14%	1.29%	1.34%
Return on average stockholders’ equity	6.23	5.70	7.52	17.66	15.38
Net interest rate spread (1)	1.11	1.31	1.84	2.43	2.37
Net interest margin (2)	1.65	1.96	2.35	2.66	2.65
Non-interest expense to average assets	0.42	0.50	0.53	0.64	0.66
Efficiency ratio (3)	25.66	25.66	22.40	23.60	23.81
Average interest-earning assets to average interest-bearing liabilities	1.14x	1.20x	1.20x	1.09x	1.11x

Share and Per Share Data:
Basic earnings per share	$0.59	$0.54	$0.49	$0.41	$0.35
Diluted earnings per share	0.58	0.53	0.48	0.40	0.34
Cash dividends paid per common share	0.33	0.30	0.27	0.22	0.16
Dividend pay-out ratio (4)	55.93%	55.56%	54.69%	53.17%	46.29%
Book value per share (5)	$9.55	$9.47	$9.44	$7.85	$7.33
Tangible book value per share (5)	9.22	9.15	9.44	7.85	7.33
Weighted average number of common
shares outstanding:
Basic	499,607,828	536,214,778	567,789,397	576,621,209	585,316,009
Diluted	509,927,433	546,790,604	581,063,426	593,000,573	601,681,732

Capital Ratios:
Average stockholders’ equity to average assets	11.93%	16.00%	15.10%	7.29%	8.73%
Stockholders’ equity to assets	10.38	13.89	18.53	6.96	7.80

Regulatory Capital Ratios of Bank:
Leverage capital (6)	9.16%	11.30%	14.68%	6.36%	7.52%
Total risk-based capital (7)	24.83	30.99	41.31	17.49	20.89

Asset Quality Ratios:
Non-performing loans to total loans	0.33%	0.16%	0.13%	0.19%	0.23%
Non-performing assets to total assets	0.19	0.09	0.07	0.11	0.12
Allowance for loan losses to non-performing loans	43.75	102.09	141.84	126.44	131.09
Allowance for loan losses to total loans	0.14	0.16	0.18	0.24	0.30

Branch and Deposit Data:
Number of deposit accounts	605,018	580,987	484,956	476,627	491,293
Branches	119	111	90	85	81
Average deposits per branch (thousands)	$127,339	$120,861	$126,481	$135,027	$129,059

(1)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(2)	Determined by dividing net interest income by average total interest-earning assets.

(3)	Determined by dividing total non-interest expense by the sum of net interest income and total non-interest income.

(4)	The dividend pay-out ratio for 2004 and 2005 uses per share information that does not reflect the dividend waiver by Hudson City, MHC.

(5)	Computed based on total common shares issued, less treasury shares, unallocated ESOP shares and unvested stock award shares. Tangible book value excludes goodwill and other intangible assets.

(6)	Ratios for 2003 were determined pursuant to FDIC regulations. Beginning January 1, 2004, Hudson City Savings became subject to the capital requirements under OTS regulations.

(7)	The calculation is the same under both OTS and FDIC regulations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with Hudson City Bancorp’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in Item 8, and the other statistical data provided elsewhere in this document.
Executive Summary
We continue to focus on our traditional thrift business model by growing our franchise through the origination and purchase of one- to four-family mortgage loans and funding this loan production with increased borrowings and growth in deposit accounts. We opened eight new branches during 2007, increasing our total footprint to 119 branches. In addition, we have plans to open three branches in Fairfield County, Connecticut, three branches in New York in Suffolk County and Richmond County and two branches in New Jersey in Ocean County and Middlesex County. We expect to open these branches in 2008.
Our results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction deposits and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rates on our mortgage-related assets. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, credit quality, government policies and actions of regulatory authorities. Our results are also affected by the market price of our stock, as the expense of certain of our employee stock compensation plans is related to the current price of our common stock.
The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) decreased the overnight lending rate by 100 basis points to 4.25% during the second half of 2007 and continued to decrease the rate by an additional 125 basis points during the first quarter of 2008. As a result, short-term market interest rates decreased. Longer-term market interest rates also decreased, but at a slower pace than the short-term interest rates and, as a result, the yield curve steepened. However, competitive pricing pressures prevented us from lowering our deposit costs to the same extent as the decreases in the yield curve. As a result, our net interest rate spread and net interest margin decreased during 2007.
Net income increased 2.5% for 2007 to $295.9 million as compared to $288.6 million for 2006. Basic and diluted earnings per share for 2007 were $0.59 and $0.58, respectively, compared with $0.54 and $0.53, respectively, for 2006. Our return on average stockholders’ equity was 6.23% for 2007, as compared to 5.70% in 2006. The increase in the return on average equity is due primarily to decreases in average stockholders’ equity due primarily to our stock repurchase program and cash dividend payments. Our return on average assets for 2007 was 0.74% as compared to 0.91% for 2006. The decrease in the return on average assets reflected our balance sheet growth during a period of narrowing net interest rate spreads during 2007.
Net interest income increased 5.5% to $647.2 million due primarily to the overall growth in our balance sheet. Our total average interest-earning assets increased 25.6% for the year ended December 31, 2007, while the yields over those same periods increased 25 basis points. Our total average interest-bearing liabilities increased 32.5%, for the year ended December 31, 2007 and the average cost increased 45 basis points.
The provision for loan losses amounted to $4.8 million for 2007. We did not record a provision for loan losses during 2006. The 2007 provision for loan losses reflects the risks inherent in our loan portfolio due to decreases in real estate values in our lending markets, the increase in non-performing loans and the overall growth of our loan portfolio. The ratio of non-performing loans to total loans was 0.33% at December 31, 2007 as compared to 0.16% at December 31, 2006.
Total non-interest expense increased $8.9 million, or 5.6%, to $167.9 million for 2007 from $159.0 million for 2006. The increase is primarily due to a $4.6 million increase in net occupancy expense and a $3.2 million increase in compensation and benefits expense.
We have been able to grow our assets by 25.1% to $44.42 billion at December 31, 2007 from $35.51 billion at December 31, 2006, by originating and purchasing mortgage loans and purchasing mortgage-backed securities. Loans increased $5.13 billion to $24.20 billion at December 31, 2007 from $19.07 billion at December 31, 2006. This increase is a result of our continued loan purchase activity as well as our focus on the origination of one- to four-family mortgage loans in New Jersey, New York and Connecticut. During 2007, we purchased $3.97 billion of loans and originated $3.35 billion of loans. We have been able to increase our origination of loans as a result of the acquisition of Sound Federal and the expansion of our mortgage broker network. The acquisition of Sound Federal has given us a presence in Westchester County, New York and Fairfield County, Connecticut. The Connecticut market in particular has provided strong loan growth and is our second largest county for loan production.
Total securities increased $3.50 billion to $18.74 billion at December 31, 2007 from $15.24 billion at December 31, 2006. The increase in securities was primarily due to purchases of mortgage-backed securities of $6.83 billion, partially offset by principal collections on mortgage-backed securities $1.91 billion.
The increase in our total assets was funded primarily by an increase in borrowings as well as by customer deposits. Borrowed funds increased $7.17 billion to $24.14 billion at December 31, 2007 from $16.97 billion at December 31, 2006. During 2007, many of our competitors sought to raise liquidity by offering customers premium rates on deposits even as market interest rates decreased, making time deposits a more expensive method of raising funds. As a result, we increased our level of borrowed funds, which we believed to be a more cost-effective alternative in the current interest rate environment. Deposits increased $1.73 billion to $15.15 billion at December 31, 2007 from $13.42 billion at December 31, 2006. The increase in deposits was attributable to growth in our time deposits and money market accounts. The increase in these accounts was a result of our competitive pricing strategies that focused on attracting these types of deposits as well as customer preferences for time deposits rather than other types of deposit accounts.
Comparison of Financial Condition at December 31, 2007 and December 31, 2006
During 2007, our total assets increased $8.91 billion, or 25.1%, to $44.42 billion at December 31, 2007 from $35.51 billion at December 31, 2006. Loans increased $5.13 billion, or 26.9%, to $24.20 billion at December 31, 2007 from $19.07 billion at December 31, 2006 due to continued loan purchase activity as well as our focus on the origination of one-to-four family first mortgage loans in New Jersey, New York and Connecticut. For 2007, we purchased one-to four-family first mortgage loans of $3.97 billion and originated mortgage loans and other loans of $3.35 billion, compared with purchases of $2.71 billion and originations of $2.31 billion for 2006. The purchases of mortgage loans during 2007 allowed us to continue to grow and geographically diversify our mortgage loan portfolio at a relatively low overhead cost while maintaining our traditional thrift business model.
Our first mortgage loan originations and purchases were substantially in one-to four-family mortgage loans. Approximately 47.0% of mortgage loan originations were variable-rate loans. Substantially all purchased mortgage loans were fixed-rate loans since variable-rate loans available for purchase are typically outside of our defined geographic parameters and include features, such as option ARM’s, that do not meet our underwriting standards. At December 31, 2007, fixed-rate mortgage loans accounted for 80.5% of our first mortgage loan portfolio compared with 81.0% at December 31, 2006.
Total mortgage-backed securities increased $5.24 billion to $14.57 billion at December 31, 2007 from $9.33 billion at December 31, 2006. This increase was due primarily to purchases of $6.83 billion, all of which are mortgage-backed securities issued by a U.S. government agency or U.S. government-sponsored enterprise and substantially all of which were variable-rate instruments. At December 31, 2007, variable-rate mortgage-backed securities accounted for 82.3% of our portfolio compared with 69.6% at December 31, 2006. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our primary lending activities are the origination and purchase of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations while providing a source of cash flow from monthly principal and interest payments.
Federal funds sold increased $49.7 million to $106.3 million at December 31, 2007 as compared to $56.6 million at December 31, 2006. This increase was due to liquidity that was made available to fund asset purchases entered into at the end of 2007 with January 2008 settlement dates.
Accrued interest receivable increased by $50.9 million to $245.1 million at December 31, 2007 as compared to $194.2 million at December 31, 2006. This increase was due primarily to increased balances in loans and investments. The $51.9 million decrease in other assets was primarily due to a decrease of $42.4 million in deferred tax assets.
Total liabilities increased $9.23 billion, or 30.2%, to $39.81 billion at December 31, 2007 compared with $30.58 billion at December 31, 2006. Borrowed funds increased $7.17 billion, or 42.3%, to $24.14 billion at December 31, 2007 from $16.97 billion at December 31, 2006. The increase in borrowed funds was the result of $10.73 billion of new borrowings at a weighted-average rate of 4.22%, partially offset by repayments of $3.56 billion with a weighted average rate of 3.57%. The new borrowings have final maturities of ten years and initial reprice dates ranging from one to five years. The additional borrowed funds were utilized as a more cost-effective alternative to time deposits, which had become a relatively expensive method of raising funds in the current interest rate environment, as many of our competitors sought to raise liquidity by offering customers premium rates on deposits even as market interest rates decreased. These borrowed funds were used primarily to fund our asset growth. Borrowed funds at December 31, 2007 were comprised of $12.02 billion of securities sold under agreements to repurchase and $12.13 billion of Federal Home Loan Bank advances.
Total deposits increased $1.73 billion, or 13.0%, during 2007, due primarily to a $1.64 billion increase in total time deposits, and a $656.6 million increase in our money market accounts. These increases were partially offset by a $555.5 million decrease in our interest-bearing transaction accounts and savings accounts, due primarily to customers shifting deposits to short-term time deposits. We experienced significant competitive pressure during 2007 with respect to the pricing of short-term deposits in the New York metropolitan area. The increase in time deposits reflects our competitive pricing of these deposits and customer preference for short-term time deposits.

Other liabilities increased to $236.4 million at December 31, 2007 as compared to $187.7 million at December 31, 2006. The increase is the result of an increase in accrued interest payable on our deposits and borrowings of $35.5 million and an increase in accrued taxes of $27.4 million, partially offset by a decrease in accrued expenses of $13.7 million. At December 31, 2007, due to brokers amounted to $281.9 million and represented securities purchased in 2007 with settlement dates in 2008.
Total stockholders’ equity decreased $318.9 million to $4.61 billion at December 31, 2007 from $4.93 billion at December 31, 2006. The decrease was primarily due to repurchases of 40,578,954 shares of our outstanding common stock at an aggregate cost of $550.2 million and cash dividends paid to common stockholders of $165.4 million. These decreases to stockholders’ equity were partially offset by net income of $295.9 million and a $66.2 million increase in accumulated other comprehensive income for the year ended December 31, 2007.
The accumulated other comprehensive income of $16.6 million at December 31, 2007 includes a $19.6 million after-tax net unrealized gain on securities available for sale ($33.2 million pre-tax). We invest primarily in mortgage-backed securities issued by GinnieMae, FannieMae and FreddieMac, as well as U.S. Government and Agency securities. These securities account for 99.9% of total securities. The Company does not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. Certain securities in the available for sale and held to maturity portfolios had unrealized losses. These unrealized losses were caused by increases in market yields subsequent to purchase and are not attributable to credit quality concerns. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the intent and the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2007. The accumulated other comprehensive income of $16.6 million at December 31, 2007 represented an improvement from the accumulated other comprehensive loss of $49.6 million at December 31, 2006 reflecting a net unrealized gain on securities available for sale as compared to a net unrealized loss at December 31, 2006, as a result of lower market interest rates.
As of December 31, 2007, 55,173,550 shares were available for repurchase under our existing stock repurchase programs. At December 31, 2007, our stockholders’ equity to asset ratio was 10.38% compared with 13.89% at December 31, 2006. For 2007, the ratio of average stockholders’ equity to average assets was 11.93% compared with 16.00% for the year 2006. The lower equity-to-assets ratios reflect our strategy to grow assets, repurchase our common stock and pay dividends. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.55 at December 31, 2007 and $9.47 at December 31, 2006. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from stockholders’ equity, was $9.22 as of December 31, 2007 and $9.15 at December 31, 2006.
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

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for 2007, 2006, and 2005. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase premiums and discounts that are amortized or accreted to interest income.

	For the Year Ended December 31,
	2007			2006			2005
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$21,208,167	$1,205,461	5.68%	$16,685,920	$932,550	5.59%	$12,656,118	$689,435	5.45%
Consumer and other loans	431,491	28,247	6.55	316,844	19,698	6.22	185,320	10,786	5.82
Federal funds sold	248,201	12,293	4.95	165,380	8,242	4.98	236,288	5,013	2.12
Mortgage-backed securities, at amortized cost	11,391,487	587,905	5.16	8,022,309	381,995	4.76	6,218,312	273,063	4.39
Federal Home Loan Bank stock	586,021	39,492	6.74	345,870	16,507	4.77	169,781	9,394	5.53
Investment securities, at amortized cost	5,358,155	254,107	4.74	5,697,565	255,851	4.49	4,503,416	191,217	4.25

Total interest-earning assets	39,223,522	2,127,505	5.42	31,233,888	1,614,843	5.17	23,969,235	1,178,908	4.92
Noninterest-earning assets	621,860			414,084			324,004

Total assets	$39,845,382			$31,647,972			$24,293,239

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings accounts	$775,802	6,330	0.82	$796,410	7,851	0.99	$980,707	9,709	0.99
Interest-bearing transaction accounts	1,806,203	60,641	3.36	2,734,787	90,936	3.33	4,124,359	118,530	2.87
Money market accounts	1,176,185	47,172	4.01	688,311	20,670	3.00	469,254	5,172	1.10
Time deposits	10,005,377	492,793	4.93	7,417,812	316,639	4.27	5,546,364	160,325	2.89

Total interest-bearing deposits	13,763,567	606,936	4.41	11,637,320	436,096	3.75	11,120,684	293,736	2.64
Repurchase agreements	10,305,216	432,852	4.20	8,313,321	316,444	3.81	6,447,560	226,909	3.52
Federal Home Loan Bank of New York	10,286,869	440,534	4.28	5,977,115	249,070	4.17	2,469,529	96,129	3.89

Total borrowed funds	20,592,085	873,386	4.24	14,290,436	565,514	3.96	8,917,089	323,038	3.62

Total interest-bearing liabilities	34,355,652	1,480,322	4.31	25,927,756	1,001,610	3.86	20,037,773	616,774	3.08

Noninterest-bearing liabilities:
Noninterest-bearing deposits	514,685			462,022			437,790
Other noninterest-bearing liabilities	222,760			195,845			148,523

Total noninterest-bearing liabilities	737,445			657,867			586,313

Total liabilities	35,093,097			26,585,623			20,624,086
Stockholders’ equity	4,752,285			5,062,349			3,669,153

Total liabilities and stockholders’ equity	$39,845,382			$31,647,972			$24,293,239

Net interest income		$647,183			$613,233			$562,134

Net interest rate spread (2)			1.11%			1.31%			1.84%
Net interest-earning assets	$4,867,870			$5,306,132			$3,931,462

Net interest margin (3)			1.65%			1.96%			2.35%
Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.20x			1.20x

(1)	Amount is net of deferred loan fees and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(3)	Determined by dividing net interest income by average total interest-earning assets.

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

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
First mortgage loans, net	$257,608	$15,303	$272,911	$224,965	$18,150	$243,115
Consumer and other loans	7,455	1,094	8,549	8,125	787	8,912
Federal funds sold	4,101	(50)	4,051	(1,872)	5,101	3,229
Mortgage-backed securities	171,579	34,331	205,910	84,409	24,523	108,932
Federal Home Loan Bank stock	14,412	8,573	22,985	8,559	(1,446)	7,113
Investment securities	(15,627)	13,883	(1,744)	53,286	11,348	64,634

Total	439,528	73,134	512,662	377,472	58,463	435,935

Interest-bearing liabilities:
Savings accounts	(199)	(1,322)	(1,521)	(1,858)	—	(1,858)
Interest-bearing transaction accounts	(31,110)	815	(30,295)	(44,411)	16,817	(27,594)
Money market accounts	17,968	8,534	26,502	3,298	12,200	15,498
Time deposits	122,066	54,088	176,154	64,721	91,593	156,314
Repurchase agreements	81,563	34,845	116,408	69,693	19,842	89,535
FHLB Advances	184,706	6,758	191,464	145,564	7,377	152,941

Total	374,994	103,718	478,712	237,007	147,829	384,836

Net change in net interest income	$64,534	$(30,584)	$33,950	$140,465	$(89,366)	$51,099

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006
General. Net income was $295.9 million for 2007, an increase of $7.3 million, or 2.5%, compared with net income of $288.6 million for 2006. Basic and diluted earnings per common share were $0.59 and $0.58, respectively, for 2007 compared with $0.54 and $0.53, respectively, for 2006. For 2007, our return on average stockholders’ equity was 6.23%, compared with 5.70% for 2006. Our return on average assets for 2007 was 0.74% as compared to 0.91% for 2006. The decrease in the return on average assets reflected our balance sheet growth during a period of narrowing net interest rate spreads during 2007. The increase in the return on average equity is due primarily to a $310.1 million decrease in average stockholders’ equity due primarily to an increase in treasury stock as a result of our stock repurchase program.
Interest and Dividend Income. Total interest and dividend income increased $512.7 million, or 31.8%, to $2.13 billion for 2007 as compared to $1.61 billion for 2006. The increase in total interest and dividend income was primarily due to a $7.99 billion, or 25.6%, increase in the average balance of total interest-earning assets to $39.22 billion for 2007 as compared to $31.23 billion for 2006. The increase in interest and dividend income was also partially due to an increase of 25 basis points in the weighted-average yield on total interest-earning assets to 5.42% for 2007 from 5.17% for the comparable period in 2006.
Interest and fees on first mortgage loans increased $272.9 million to $1.21 billion for 2007 as compared to $932.6 million for 2006. This increase was primarily due to a $4.52 billion increase in the average balance of first mortgage loans to $21.21 billion for 2007 as compared to $16.69 billion for 2006, which reflected our continued emphasis on the growth of our mortgage loan portfolio. The increase in mortgage loan income was also due to a nine basis point increase in the weighted-average yield to 5.68%, reflecting the origination and purchase of mortgage loans during the period of slightly rising intermediate and long term market interest rates during the first half of 2007.
Interest income on consumer and other loans increased $8.5 million to $28.2 million for 2007 as compared to $19.7 million for 2006, primarily due to a $114.6 million increase in the average balance of consumer and other loans to $431.5 million and an increase of 33 basis points in the weighted-average yield to 6.55%.
Interest income on mortgage-backed securities increased $205.9 million to $587.9 million for 2007 as compared to $382.0 million for 2006. This increase was due primarily to a $3.37 billion increase in the average balance of total mortgage-backed securities to $11.39 billion. The increase in income was also due to a 40 basis point increase in the weighted-average yield to 5.16% for 2007 as compared to 4.76% for 2006.
The increase in the average balance of mortgage-backed securities was due to purchases of variable-rate mortgage-backed securities as part of our interest rate risk management strategy. Since our primary lending activities are the origination and purchase of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations while providing a source of cash flow from monthly principal and interest payments. The increase in the weighted average yields on mortgage-backed securities is a result of the purchase of new securities at higher rates than the existing portfolio as well as the repricing of securities in the existing portfolio.
Dividends on FHLB stock increased $23.0 million to $39.5 million for 2007 as compared to $16.5 million for 2006. This increase was due to a $240.2 million increase in the average balance of FHLB stock to $586.0 million and a 197 basis point increase in the average dividend yield to 6.74% for 2007 as compared to 4.77% for 2006.

Interest on investment securities decreased $1.8 million to $254.1 million during 2007 as compared to $255.9 million for 2006. This decrease was due to a $339.4 million decrease in the average balance of investment securities to $5.36 billion. The decrease in interest on investment securities was partially offset by a 25 basis point increase in the weighted-average yield to 4.74%.
Interest Expense. Total interest expense increased $478.7 million, or 47.9%, to $1.48 billion for 2007 from $1.00 billion for 2006. This increase was due primarily to an $8.43 billion, or 32.5%, increase in the average balance of total interest-bearing liabilities to $34.36 billion for 2007 compared with $25.93 billion for 2006. The increase in total interest expense was also due to a 45 basis point increase in the weighted-average cost of total interest-bearing liabilities to 4.31% for 2007 as compared to 3.86% for 2006. This increase in total interest-bearing liabilities was used to fund asset growth.
The increase in the average cost of interest-bearing liabilities for the 2007 reflected a very competitive environment for deposits and a shift within our deposits to higher costing short-term time deposits as well as the growth and re-pricing of our deposits and borrowings during the higher short-term interest rate environment experienced during the second half of 2006 and first half of 2007.
Interest expense on our time deposit accounts increased $176.2 million to $492.8 million for 2007 as compared to $316.6 million for 2006. This increase was due to a 66 basis point increase in the weighted-average cost to 4.93% and a $2.59 billion increase in the average balance of time deposit accounts to $10.01 billion as compared to $7.42 billion for 2006. Interest expense on money market accounts increased $26.5 million due to a 101 basis point increase in the weighted-average cost to 4.01%, reflecting increases in short-term interest rates and the competitive pricing of this product, and a $487.9 million increase in the average balance to $1.18 billion. The increases in the average balance of time deposits and money market accounts reflects our growth strategy and includes deposits from the 29 branches added to our network during 2006 and 2007 as well as deposit growth in existing branches. Interest expense on our interest-bearing transaction accounts decreased $30.3 million to $60.6 million for 2007 as compared to $90.9 million for 2006 primarily due to a $928.6 million decrease in the average balance to $1.81 billion from $2.73 billion. This decrease was due primarily to customer preferences for short-term time deposit products.
Interest expense on borrowed funds increased $307.9 million to $873.4 million for 2007 as compared to $565.5 million for 2006. This increase was primarily due to a $6.30 billion increase in the average balance of borrowed funds to $20.59 billion and a 28 basis point increase in the weighted-average cost of borrowed funds to 4.24% for 2007 as compared to 3.96% for 2006. We faced significant competition for time deposits from many of our competitors who, during the second half of 2007, sought to raise liquidity by offering customers premium rates on deposits even as market interest rates decreased. As a result, we increased our level of borrowed funds, which we believed to be a more cost-effective alternative in the current interest rate environment. The increase in borrowed funds was used to fund the growth in interest earning assets. The increase in the average cost of borrowed funds reflected new borrowings with higher interest rates than existing borrowings that were called. Substantially all of our borrowings are callable at the discretion of the issuer. As a result, as interest rates decrease, these borrowings will probably not be called and therefore will not reprice until maturity or until market interest rates increase. As interest rates increase, these borrowings would likely be called at their next call date and our cost to replace these borrowings would be at higher rates than the called borrowing. These call features are generally quarterly, after an initial non-call period of three months to five years from the date of borrowing.
Net Interest Income. Net interest income increased $34.0 million, or 5.5%, to $647.2 million for 2007 compared with $613.2 million for 2006. Our net interest rate spread decreased 20 basis points to 1.11% for

2007 from 1.31% for 2006. Our net interest margin decreased 31 basis points to 1.65% from 1.96% for the same respective periods.
The decrease in our net interest rate margin and net interest rate spread was primarily due to the larger increase in the weighted-average cost of interest-bearing liabilities compared with the increase in the weighted-average yield on interest-earning assets. Changes in market interest rates during 2007 resulted in a return to a positively-sloped yield curve. However, competitive pricing pressures due in part to the liquidity crisis in the credit markets, prevented us from lowering our deposit costs to the same extent as the decreases in the yield curve and the shift within our deposits to higher costing short-term time deposits also contributed to the increase in the average cost of deposits. In addition, while market interest rates decreased, our callable borrowings were not called and therefore did not reprice to lower rates.
Provision for Loan Losses. The provision for loan losses amounted to $4.8 million for the year 2007. We did not record a provision for loan losses for the same period in 2006. The allowance for loan losses amounted to $34.7 million and $30.6 million at December 31, 2007 and 2006, respectively. We recorded our provision for loan losses during 2007 based on our allowance for loan losses methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, which increased to $79.4 million at December 31, 2007 as compared to $30.0 million at December 31, 2006. See "Critical Accounting Policies - Allowance for Loan Loses."
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
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with loan-to-value ratios of less than 80%. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2007, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, have deteriorated since 2006 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. In addition, general economic conditions in the United States have also worsened as evidenced by slower economic growth. However, the decline in the economic and housing conditions in the New York metropolitan area has not been as severe as the rest of the country. Approximately 67% of our total loans are in the New York metropolitan area and 33% are located throughout the remaining states in the northeast quadrant of the United States. With respect to our non-performing loans, approximately 63% are in the New York metropolitan area and 37% are located throughout the remaining states in the Northeast quadrant of the United States. We considered these trends in market conditions in determining the provision for loan losses also taking into account the continued growth of our loan portfolio.
The second half of 2007 has been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the sub-prime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market and the lack of available liquidity that previously existed through securitization transactions. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing market. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Sub-prime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market in which we participate. We continue to adhere to prudent underwriting standards. However, based on our evaluation of the foregoing factors, and in recognition of the recent increases in non-performing loans and net loan charge-offs, our analyses indicated that a provision for loan losses was warranted during 2007.
At December 31, 2007, first mortgage loans secured by one-to four family properties accounted for 97.95% of total loans. Fixed-rate mortgage loans represent 80.5% of our first mortgage loans. Fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans.
We determined that a provision for loan losses was not required for the fiscal year ended December 31, 2006 based on our allowance for loan losses methodology that considered a number of quantitative and qualitative factors, including low levels of charge-offs. See “Critical Accounting Policies — Allowance for Loan Losses” for a description of this methodology. Net charge-offs amounted to $76,000 during 2006. Charge-offs were at very low levels as a result of our lending practices and the concentration of one-to four-family first mortgage loans in our portfolio. As a result of our underwriting policies, our borrowers typically have a significant amount of equity in the underlying real estate that we use as collateral for our loans. When a loan becomes delinquent, the borrower will usually sell the property to satisfy the loan rather than go to foreclosure. Since substantially all of our non-performing loans are secured by residential real estate with adequate collateral, we determined that the ratio of the allowance to non-performing loans was appropriate. At December 31, 2006, first mortgage loans secured by one-to four-family properties accounted for 97.4% of total loans. Fixed-rate mortgage loans represented 81.0% of our first mortgage loans. The value of the property used as collateral for our loans is dependent upon local market conditions. During 2006, we monitored changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2006, we concluded that the values of homes in our market areas were stable. As a result, we believe that our loans were adequately collateralized, especially given the loan to value ratios that our underwriting guidelines require at origination.
Non-performing loans amounted to $79.4 million at December 31, 2007 as compared to $30.0 million at December 31, 2006. Non-performing loans at December 31, 2007 included $77.8 million of one- to four-family first mortgage loans as compared to $25.7 million at December 31, 2006. The ratio of non-performing loans to total loans was 0.33% at December 31, 2007 compared with 0.16% at December 31, 2006. The ratio of the allowance for loan losses to non-performing loans was 43.75% at December 31, 2007 compared with 102.09% at December 31, 2006. The allowance for loan losses as a percent of total loans was 0.14% at December 31, 2007 compared with 0.16% at December 31, 2006. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. At December 31, 2007, our non-performing mortgage loans had an average loan-to-value ratio of approximately 69% based on the appraised value at the time of origination. It has been our experience that when a loan becomes delinquent, the borrower will usually sell the property to satisfy the loan rather than go to foreclosure. Since substantially all of our non-performing loans are secured by residential real estate with adequate collateral at the time of origination, we determined that the ratio of the allowance to non-performing loans was adequate. Net charge-offs amounted to $684,000 for 2007 as compared to $76,000 for 2006. The increase in charge-offs was related to non-performing residential loans for which appraised values indicated declines in the value of the underlying collateral. See “Item 1 — Business-Asset Quality”.
At December 31, 2007 and 2006, loans evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” amounted to $3.5 million and $3.1 million, respectively. Based on this evaluation, we established an allowance for loan losses of $268,000 for loans classified as impaired at December 31, 2007. We had no allowance for loan losses for impaired loans at December 31, 2006.
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
Non-Interest Income. Total non-interest income was $7.3 million for 2007 compared with $6.3 million for 2006. The increase in non-interest income is primarily due to an increase in service charges on deposits as a result of deposit account growth.
Non-Interest Expense. Total non-interest expense increased $8.9 million, or 5.6%, to $167.9 million for 2007 from $159.0 million for 2006. The increase is primarily due to a $4.6 million increase in net occupancy expense and a $3.2 million increase in compensation and benefits expense. The increase in compensation and benefits expense was due to an increase of $5.7 million in salary expense, a $5.6 million increase in stock benefit plan expense and a $8.4 million decrease in expense related to the ESOP Restoration Plan. The increase in salary expense was due primarily to an increase in the number of employees to staff our new branches as well as normal salary increases. The increase in stock benefit plan expense was primarily due to stock option grants which were made during 2007 and the 2006 option grants which were made in July 2006. During 2007, two former executives ceased to participate in the ESOP Restoration Plan, resulting in the decreased expense related to the plan. The increase in net occupancy expense and other non-interest expense is primarily the result of our branch expansion, including the addition of 14 branches from the Sound Federal acquisition in July 2006 as well as growth in the existing franchise. Our efficiency ratio was 25.66% for each of the years ended December 31, 2007 and 2006. Our ratio of non-interest expense to average total assets for 2007 was 0.42% as compared to 0.50% for 2006.
Income Taxes. Income tax expense increased $13.9 million to $185.9 million for 2007, from $172.0 million for 2006. Our effective tax rate for 2007 was 38.59% compared with 37.34% for 2006. The increase in the effective tax rate was due primarily to a change in the New Jersey tax code that eliminated the dividends received deduction for dividends paid by our real estate investment trust subsidiary to its parent company.
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
The $108.9 million increase in interest income on total mortgage-backed securities was due to a $1.80 billion increase in the average balance of total mortgage-backed securities, due primarily to the purchase of variable-rate securities during 2006 to complement our purchases of fixed-rate mortgage loans. The increase in was also due to a 37 basis point increase in the weighted-average yield to 4.76%, reflecting these purchases during this period of rising interest rates.
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
Interest Expense. Total interest expense increased $384.8 million, or 62.4%, to $1.00 billion for the year ended December 31, 2006 from $616.8 million for 2005. This increase was primarily due to a $5.89 billion, or 29.4%, increase in the average balance of total interest-bearing liabilities to $25.93 billion for 2006 compared with $20.04 billion for 2005. The increase in interest-bearing liabilities was used to fund our asset growth. The increase in total interest expense was also due to a 78 basis point increase in the weighted-average cost of total interest-bearing liabilities to 3.86% for the year 2006 compared with 3.08% for the year 2005. The increase in the average cost reflected the growth and re-pricing of our interest-bearing liabilities during the rising short-term interest rate environment experienced in 2006.
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
Liquidity and Capital Resources
The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan and security purchases, deposit withdrawals, repayment of borrowings and operating expenses. Our primary sources of funds are deposits, borrowings, the proceeds from principal and interest payments on loans and mortgage-backed securities, the maturities and calls of investment securities and funds provided by our operations. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the receipt of these sources of funds. Our membership in the FHLB provides us with access to additional sources of borrowed funds, which is generally limited to approximately twenty times the amount of FHLB stock owned. We also have the ability to access the capital markets from time to time, depending on market conditions. Our ability to access liquidity, as well as our capital levels, has allowed us to pursue our growth strategy.
Our investment policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At December 31, 2007, our primary liquidity ratio was 23.4% compared with 39.0% at December 31, 2006.

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $3.35 billion and purchased $3.97 billion of loans during 2007 as compared to originations of $2.31 billion and purchases of $2.71 billion during 2006. Purchases of mortgage-backed securities during 2007 were $6.83 billion as compared to $3.93 billion during 2006. The increase in mortgage loan purchases and originations and the purchases of mortgage-backed securities reflected the growth initiatives we have employed in recent periods.
During 2007, principal repayments on loans totaled $2.19 billion as compared to $1.75 billion for 2006. Principal payments on mortgage-backed securities amounted to $1.91 billion and $1.51 billion for those same respective periods. These increases in principal repayments were due primarily to the growth of the loan and mortgage-backed securities portfolios. Maturities and calls of investment securities amounted to $3.83 billion during 2007 compared with maturities and calls totaling $850.3 million during 2006. The increase in the maturities and calls of investment securities reflected slightly lower short- and intermediate-term market interest rates during 2007 that resulted in an increase in call activity.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During 2007, we purchased a net additional $259.7 million of FHLB common stock compared with $236.0 million during 2006.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $1.73 billion during 2007 as compared to $2.03 billion for 2006. This increase reflects our growth strategy including 14 branch offices added as part of the Sound Federal acquisition as well as growth in the existing franchise. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. Time deposits scheduled to mature within one year were $10.24 billion at December 31, 2007. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products at the prevailing interest rate.
We also used wholesale borrowings to fund our investing and financing activities. New borrowings totaled $10.73 billion, partially offset by $3.56 billion in principal repayments of borrowed funds. At December 31, 2007, we had $14.97 billion of callable borrowed funds that have contractual call dates within one year and with a weighted-average rate of 4.27%. We anticipate that $350.0 million of these borrowings are likely to be called based on current market interest rates. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or using funds generated by deposit growth.
Cash dividends paid during 2007 were $165.4 million. During 2007, we purchased 40,578,954 shares of our common stock at an aggregate cost of $550.2 million. At December 31, 2007, there remained 55,473,550 shares to be purchased under existing stock repurchase programs.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During 2007, Hudson City Bancorp received $278.2 million in dividend payments from Hudson City Savings, substantially all of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. At December 31, 2007, Hudson City Bancorp had total cash of $140.5 million in a checking account at Hudson City Savings.
At December 31, 2007, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 9.16%, 9.16% and 24.83%, respectively.
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
The following table summarizes contractual obligations of Hudson City by contractual payment period, as of December 31, 2007.

		Payments Due By Period
		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years
			(In thousands)

Mortgage loan originations	$198,336	$198,336	$—	$—	$—
Mortgage loan purchases	669,000	669,000	—	—	—
Mortgage-backed security purchases	520,000	520,000	—	—	—
Operating leases	137,556	7,533	15,312	14,596	100,115

Total	$1,524,892	$1,394,869	$15,312	$14,596	$100,115

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, overdraft and commercial/construction lines of credit, which do not have fixed expiration dates, of approximately $134.8 million, $3.2 million, and $27.1 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 155”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted; however, we did not early adopt SFAS No.159 and, therefore, adopted the standard as of January 1, 2008. Upon adoption, we did not elect the fair value option for eligible items that existed as of January 1, 2008.
In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative—effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. SFAS No. 157 will affect certain of our fair value disclosures, but is not expected to have a material impact on our financial condition or results of operations. The portion of our assets and liabilities with fair values based on unobservable inputs is not significant.

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
Critical Accounting Policies
We have identified the accounting policies below as critical to understanding our financial results. In addition, Note 1 to the Audited Consolidated Financial Statements in Item 8 of this report contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the measurement of stock-based compensation expense and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.
Allowance for Loan Losses
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses at December 31, 2007. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2007. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the allowance for loan losses. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed primarily on a “pooled” basis. Each month we categorize the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth.
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
Hudson City defines the population of potential impaired loans to be all non-accrual construction, commercial real estate and multi-family loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio.
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
We provide our actuary with certain rate assumptions used in measuring our benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s or Merrill Lynch bond indices, for reasonableness. A discount rate of 6.00% was selected for the December 31, 2007 measurement date and the 2008 expense calculation.
For our pension plan, we also assumed a rate of salary increase of 4.25% for future periods. This rate is comparable to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.25% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was 6.01% for 2007.
For our post-retirement benefit plan, the assumed health care cost trend rate used to measure the expected cost of other benefits for 2006 was 8.50%. The rate was assumed to decrease gradually to 4.75% for 2013 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
General
As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of our interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity.
The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. During the second half of 2007, short-term interest rates decreased at a faster pace than intermediate and long-term market interest rates resulting in a return to a positively sloped yield curve during the second half of 2007. Due to our investment and financing decisions, the more positive the slope of the yield curve, that is the greater the increase in the interest rates in the longer maturity periods, the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which has initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates. A positive slope to the yield curve allows us to invest in interest-earning assets at a wider spread to interest-bearing liabilities.
The impact of interest rate changes on our interest income is generally felt in later periods than the impact on our interest expense due to differences in the timing of the placement of items on our balance sheet. The timing of the placement of interest-earning assets on our balance sheet generally lag the current market rates by 60 to 90 days due to normal commitments periods to settlement date. In contrast, the placement of interest-bearing liabilities on our balance sheet generally time market interest rates as we generally fund purchases at the time of settlement. During a period of decreasing interest rates, as was experienced during the second half of 2007, this timing difference should have a positive impact on our net interest income in future periods.
Also impacting our net interest income and net interest rate spread is the level of prepayment and call activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortage-related assets have been relatively stable during 2007, even during the last quarter of 2007 when market interest rates decreased. We believe the lack of acceleration of the prepayment rate on these assets reflected the limited availability of credit during this time.
Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. Calls of investment securities are generally inversely related to the prevailing market interest rate, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. During the last quarter of 2007 we saw an increase in call activity on our investment securities as market interest rates decreased.
The likelihood of a borrowed funds being called is directly related to the current market interest rates, meaning the higher the rates go the more likely the borrowing would be called. The level of call activity generally affects the cost of our borrowed funds, as the call of a borrowing would necessitate the re-borrowing of the funds at the higher current market interest rate. During the last quarter of 2007 we experienced a decrease in calls of our borrowings as market interest rates decreased.
Management of Interest Rate Risk
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
In the past several years, we have been originating a larger percentage of variable-rate assets in order to better manage our interest rate risk. Included in variable-rate loans and securities are loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. These variable-rate instruments are more rate-sensitive, given the potential interest rate adjustment, than the long-term fixed-rate investments that we have traditionally held in our portfolio. Variable-rate products constituted 46.6% of loan originations, 0.4% of loan purchases and 98.9% of mortgage-backed security purchases made during the year 2007. In aggregate, 58.9% of our mortgage-related asset originations and purchases had variable rates. Of the growth in our total mortgage-related assets, 62.0% was due to growth in our variable-rate products.

The strategy to originate and purchase a larger percentage of variable-rate assets has lowered our percentage of fixed-rate interest-earning assets to total interest-earning assets to 54.1% at December 31, 2007 from 60.8% at December 31, 2006. Notwithstanding the decrease in the percentage of fixed-rate interest-earning assets to total interest-earning assets, our fixed-rate interest earning assets may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and callable borrowed funds. The strategy to originate a higher percentage of variable-rate instruments may also have an adverse impact on our net interest income and net interest margin as variable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments. In 2008, we intend to originate and purchase similar percentages to 2007 of variable-rate mortgage-related assets.
Our primary source of funds has traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The borrowings are generally long-term to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk. These long-term borrowings have call options that could shorten their maturities in a changing interest rate environment. We intend to continue to grow our borrowed funds, as part of our interest rate risk management strategy with new borrowings having maturities of ten years and initial non-call periods of one to five years. Further, over the past year, we increased our level of borrowed funds, which we believe to be a more cost-effective alternative to time deposits in the prevailing interest rate environment. If we experience a significant rising interest rate environment where interest rates increase above the interest rate for the borrowings, these borrowings will likely be called at their next call date and our cost to replace these borrowings would likely increase.
Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, the majority of which is located in New Jersey, New York and Connecticut, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the year 2007 and did not have any such hedging transactions in place at December 31, 2007.
Cash Flow Determination. In preparing the following analyses, we were required to estimate the future cash flows of our interest-earning assets and interest-bearing liabilities. These items are generally reported at their maturity date, subject to assumptions regarding prepayment rates, non-maturity deposit decay rates, and the call of certain of our investment securities and borrowed funds. These assumptions can have a significant impact on the simulation model. While we believe our assumptions are reasonable, there can be no assurance that assumed prepayment rate, assumed calls of securities and borrowed funds, and deposit decay rates will approximate actual future cash flows. Increases in market interest rates may tend to reduce prepayment speeds on our mortgage-related assets, as fewer borrowers refinance their loans, and reduce the anticipated calls of our investment securities. At the same time, deposit decay rates and calls of our borrowed funds may tend to increase. If these trends occur, we could experience larger negative percent changes in our model results in the varying rate shock scenarios.
The information presented in the following tables is based on the following assumptions:
•	we assumed an annual prepayment rate for fixed-rate first mortgage loans of 115% of the FHLMC fixed-rate index of moderately seasoned loans and an annual prepayment rate for variable-rate first mortgage loans of 115% of the FHLMC five year balloon index of new loans;

•	we assumed an annual prepayment rate for our mortgage-backed securities using the prepayment rate associated with the security type;

•	for savings accounts that had no stated maturity, we used decay rates (the assumed rate at which the balance of existing accounts would decline) of: 7.5% in less than six months, 7.5% in six months to one year, 10.0% in one year to two years, 10.0% in two years to three years, 25.0% in three years to five years, and 40.0% in more than five years;

•	for our High Value Checking product, which is included in interest-bearing transaction accounts, we used decay rates of: 10.0% in less than six months, 10.0% in six months to one year, 15% in one to two years, 15% in two to three years, 25% in three to five years, and 25% in more than five years;

•	for other interest-bearing transaction accounts that had no stated maturity, we used decay rates of : 7.5% in less than six months, 7.5% in six months to one year, 10.0% in one to two years, 10.0% in two to three years, 25.0% in three years to five years, and 40.0% in more than five years;

•	for money market accounts that had no stated maturity, we used decay rates of: 10.0% in less than six months, 10.0% in six months to one year, 20.0% in one to two years, 20.0% in two to three years, 35.0% in three years to five years, and 5.0% in more than five years; and

•	callable investment securities and borrowed funds are shown at the earlier of their probable call date or maturity date given the rate of the instrument in relation to the current market rate environment and the call option frequency, the model assumed calls of investment securities of $1.10 billion and calls of borrowed funds of $350.0 million over the next year in the current (zero basis point) change scenario.
Simulation Model. We use a simulation model as our primary means to calculate and monitor the interest rate risk inherent in our portfolio. This model reports net interest income and the present value of equity in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. We assume maturing or called instruments are reinvested into the same type of product, with the rate earned or paid reset to our currently offered rate for loans and deposits, or the current market rate for securities and borrowed funds. We have not reported the minus 200 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historical interest rate levels, the resulting information would not be meaningful.
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

Change in	Percent Change in
Interest Rates	Net Interest Income

(Basis points)

200	(11.01)%
100	0.96
—	—
(100)	(0.74)

The preceding table indicates that at December 31, 2007, in the event of a 200 basis point increase in interest rates, we would expect to experience an 11.01% decrease in net interest income as compared to an 11.76% decrease at December 31, 2006. The negative change to net interest income in the positive rate change scenarios was primarily due to the anticipated calls of borrowed funds and the increased expense of our short-term time deposits in the increasing interest rate environment scenario.
The preceding table also indicates that at December 31, 2007, in the event of a 100 basis point decrease in interest rates, we would expect to experience a 0.74% decrease in net interest income as compared to a 1.45% decrease at December 31, 2006. The slight negative change to net interest income in the minus 100 basis point rate change scenario reflects the low current market interest rate environment.
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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2007. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 8.00%, a minimum present value ratio of 6.50% in the plus 200 basis point interest rate shock scenario and a minimum present value ratio of 7.00% in the minus 100 basis point scenario.

	Present Value of Equity
	As Percent of Present
	Value of Assets
Change in	Present	Basis Point
Interest Rates	Value Ratio	Change

(Basis points)
200	6.55%	(290)
100	8.55	(90)
0	9.45	—
(100)	8.10	(135)
In the 200 basis point increase scenario, the present value ratio was 6.55% at December 31, 2007 as compared to 11.79% at December 31, 2006. The change in the present value ratio was negative 290 basis points at December 31, 2007 as compared to a negative 364 basis points at December 31, 2006. The decrease in the present value ratio, year over year, partially reflects the decrease in our equity to asset ratio to 10.38% from 13.89% over the same time periods. The decrease in the sensitivity reflects the lower current market interest rate environment resulting in less anticipated calls of our borrowed funds.

In the 100 basis point decrease scenario, the present value ratio was 8.10% at December 31, 2007 as compared to 13.29% at December 31, 2006. The change in the present value ratio was negative 135 basis points at December 31, 2007 as compared to a negative 214 basis points at December 31, 2006. The decrease in the present value ratio, year over year, reflects the decrease in our equity to asset ratio over the same time periods. The slight decrease in the sensitivity in the minus 100 basis point rate change scenario reflects the low current market interest rate environment.
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
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. For purposes of this table, assumptions used in decay rates and prepayment activity are similar to those used in the preparation of our simulation model. Callable investment securities and borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity date. We reported $1.1 billion of investment securities and $350.0 million of borrowings at their anticipated call date. We have excluded non-accrual mortgage loans of $73.8 million and non-accrual other loans of $956,000 from the table.

At December 31, 2007
				More Than	More Than
		More than	More Than	Two Years	Three Years
	Six Months	Six Months	One Year to	to Three	To Five	More Than
	or Less	to One Year	Two Years	Years	Years	Five Years	Total
(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,497,522	$1,587,154	$2,671,268	$3,068,727	$2,827,215	$12,061,914	$23,713,800
Consumer and other loans	103,839	906	11,021	5,560	15,311	267,097	403,734
Federal funds sold	106,299	—	—	—	—	—	106,299
Mortgage-backed securities	1,524,350	1,750,079	1,898,523	3,046,243	4,506,554	1,845,186	14,570,935
FHLB stock	695,351	—	—	—	—	—	695,351
Investment securities	1,111,010	71,946	2,019,722	321,950	451,438	197,926	4,173,992

Total interest-earning assets	5,038,371	3,410,085	6,600,534	6,442,480	7,800,518	14,372,123	43,664,111

Interest-bearing liabilities:
Savings accounts	55,922	56,646	73,558	73,558	183,896	294,233	737,813
Interest-bearing transaction accounts	155,359	155,359	231,314	231,314	397,022	417,716	1,588,084
Money market accounts	157,510	157,510	315,019	315,019	551,284	78,755	1,575,097
Time deposits	9,583,503	659,968	359,845	100,508	30,594	—	10,734,418
Borrowed funds	366,000	—	—	300,000	350,000	23,125,000	24,141,000

Total interest-bearing liabilities	10,318,294	1,029,483	979,736	1,020,399	1,512,796	23,915,704	38,776,412

Interest rate sensitivity gap	$(5,279,923)	$2,380,602	$5,620,798	$5,422,081	$6,287,722	$(9,543,581)	$4,887,699

Cumulative interest rate sensitivity gap	$(5,279,923)	$(2,899,321)	$2,721,477	$8,143,558	$14,431,280	$4,887,699

Cumulative interest rate sensitivity gap as a percent of total assets	(11.89)%	(6.53)%	6.13%	18.33%	32.49%	11.00%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	48.83%	74.45%	122.08%	161.01%	197.11%	112.60%
The cumulative one-year gap as a percent of total assets was negative 6.53% at December 31, 2007 compared with negative 14.16% at December 31, 2006. The lower negative cumulative one-year gap primarily reflects the decrease in the amounts of borrowed funds we anticipate to be called within the next twelve months and an increase in the amount of investment securities we anticipate to be called within the next twelve-month period.
The methods used in the gap table are also inherently imprecise. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans and mortgage-backed securities, have features that limit changes in interest rates on a short-term basis and over the life of the loan. If interest rates change, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable-rate loans may decrease if interest rates increase.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hudson City Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 27, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hudson City Bancorp, Inc.:
We have audited Hudson City Bancorp, Inc. and subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Hudson City Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
February 27, 2008

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2007	2006
	(In thousands, except share and per share amounts)
Assets:
Cash and due from banks	$111,245	$125,630
Federal funds sold	106,299	56,616

Total cash and cash equivalents	217,544	182,246
Securities available for sale:
Mortgage-backed securities	5,005,409	2,404,421
Investment securities	2,765,491	4,379,615
Securities held to maturity:
Mortgage-backed securities (fair value of $9,566,312 and $6,804,598 at December 31, 2007 and 2006, respectively)	9,565,526	6,925,210
Investment securities (fair value of $1,410,246 and $1,502,934 at December 31, 2007 and 2006, respectively)	1,408,501	1,533,969

Total securities	18,744,927	15,243,215
Loans	24,192,281	19,083,617
Deferred loan costs	40,598	16,159
Allowance for loan losses	(34,741)	(30,625)

Net loans	24,198,138	19,069,151
Federal Home Loan Bank of New York stock	695,351	445,006
Foreclosed real estate, net	4,055	3,161
Accrued interest receivable	245,113	194,229
Banking premises and equipment, net	75,094	73,929
Goodwill	152,109	150,831
Other assets	91,640	144,813

Total Assets	$44,423,971	$35,506,581

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing	$14,635,412	$12,917,286
Noninterest-bearing	517,970	498,301

Total deposits	15,153,382	13,415,587
Repurchase agreements	12,016,000	8,923,000
Federal Home Loan Bank of New York advances	12,125,000	8,050,000

Total borrowed funds	24,141,000	16,973,000
Due to brokers for securities purchases	281,853	—
Accrued expenses and other liabilities	236,429	187,738

Total liabilities	39,812,664	30,576,325

Commitments and Contingencies (Note 14)
Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 518,569,602 and 557,787,921 shares outstanding at December 31, 2007 and 2006, respectively	7,415	7,415
Additional paid-in capital	4,578,578	4,553,614
Retained earnings	2,002,049	1,877,840
Treasury stock, at cost; 222,896,953 and 183,678,634 shares at December 31, 2007 and 2006, respectively	(1,771,106)	(1,230,793)
Unallocated common stock held by the employee stock ownership plan	(222,251)	(228,257)
Accumulated other comprehensive income (loss) net of tax	16,622	(49,563)

Total stockholders’ equity	4,611,307	4,930,256

Total Liabilities and Stockholders’ Equity	$44,423,971	$35,506,581

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$1,205,461	$932,550	$689,435
Consumer and other loans	28,247	19,698	10,786
Mortgage-backed securities held to maturity	457,720	262,417	182,309
Mortgage-backed securities available for sale	130,185	119,578	90,754
Investment securities held to maturity	74,198	74,592	72,582
Investment securities available for sale	179,909	181,259	118,635
Dividends on Federal Home Loan Bank of New York stock	39,492	16,507	9,394
Federal funds sold	12,293	8,242	5,013

Total interest and dividend income	2,127,505	1,614,843	1,178,908

Interest Expense:
Deposits	606,936	436,096	293,736
Borrowed funds	873,386	565,514	323,038

Total interest expense	1,480,322	1,001,610	616,774

Net interest income	647,183	613,233	562,134

Provision for Loan Losses	4,800	—	65

Net interest income after provision for loan losses	642,383	613,233	562,069

Non-Interest Income:
Service charges and other income	7,267	6,287	5,267
Gains on securities transactions, net	6	4	2,740

Total non-interest income	7,273	6,291	8,007

Non-Interest Expense:
Compensation and employee benefits	106,630	103,443	83,211
Net occupancy expense	29,589	25,015	20,211
Federal deposit insurance assessment	1,701	1,695	1,656
Computer and related services	2,605	2,812	2,498
Other expense	27,388	25,990	20,127

Total non-interest expense	167,913	158,955	127,703

Income before income tax expense	481,743	460,569	442,373
Income Tax Expense	185,885	171,990	166,318

Net income	$295,858	$288,579	$276,055

Basic Earnings Per Share	$0.59	$0.54	$0.49

Diluted Earnings Per Share	$0.58	$0.53	$0.48

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31,
	2007	2006	2005
	(In thousands , except share amounts)

Common Stock	$7,415	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,553,614	4,533,329	565,403
Common stock offering	—	—	3,953,001
Unvested RRP awards reclassified as additonal paid-in-capital	—	(2,815)	—
Stock option plan expense	12,242	5,526	—
Tax benefit from stock plans	3,761	8,633	9,431
Allocation of ESOP stock	7,313	6,700	5,632
Vesting of RRP stock	1,648	2,241	(138)

Balance at end of year	4,578,578	4,553,614	4,533,329

Retained Earnings:
Balance at beginning of year	1,877,840	1,759,492	1,588,792
Net Income	295,858	288,579	276,055
Dividends paid on common stock ($0.33, $0.30, and $0.268 per share, respectively)	(165,376)	(161,374)	(102,103)
Exercise of stock options	(6,273)	(8,857)	(3,252)

Balance at end of year	2,002,049	1,877,840	1,759,492

Treasury Stock:
Balance at beginning of year	(1,230,793)	(798,232)	(696,812)
Purchase of common stock	(550,215)	(448,237)	(107,499)
Exercise of stock options	9,902	15,676	6,079

Balance at end of year	(1,771,106)	(1,230,793)	(798,232)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(228,257)	(234,264)	(47,552)
Purchase of ESOP stock	—	—	(189,348)
Allocation of ESOP stock	6,006	6,007	2,636

Balance at end of year	(222,251)	(228,257)	(234,264)

Unallocated common stock held by the recognition and retention plan:
Balance at beginning of year	—	(2,815)	(5,267)
Unvested RRP awards reclassified as additonal paid-in-capital	—	2,815	—
Purchase of RRP stock	—	—	(1,290)
Vesting of RRP stock	—	—	3,742

Balance at end of year	—	—	(2,815)

Accumulated other comprehensive income (loss):
Balance at beginning of year	(49,563)	(63,449)	(9,095)
Unrealized holding gains(losses) arising during the year, net of tax expense(benefit) of $47,073 for 2007, $9,765 for 2006 and ($35,884) for 2005	68,173	14,143	(51,958)
Reclassification adjustment for gains included in net income, net of tax of ($2) for 2007, ($2) for 2006 and ($1,119) for 2005	(4)	(2)	(1,621)
Pension and other postretirement benefits adjustment, net of tax benefit of $1,366 for 2007, $175 for 2006 and $533 for 2005	(1,984)	(255)	(775)

Balance at end of year	16,622	(49,563)	(63,449)

Total Stockholders’ Equity	$4,611,307	$4,930,256	$5,201,476

Summary of comprehensive income
Net income	$295,858	$288,579	$276,055
Other comprehensive income(loss), net of tax	66,185	13,886	(54,354)

Total comprehensive income	$362,043	$302,465	$221,701

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash Flows from Operating Activities:
Net income	$295,858	$288,579	$276,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	22,484	21,952	10,197
Provision for loan losses	4,800	—	65
Gains on securities transactions, net	(6)	(4)	(2,740)
Share-based compensation, including committed ESOP shares	27,209	20,474	11,872
Deferred tax benefit	(9,430)	(3,659)	(6,505)
Increase in accrued interest receivable	(50,884)	(48,580)	(43,233)
Decrease (increase) in other assets	11,871	(4,166)	2,070
Increase in accrued expenses and other liabilities	45,901	46,571	24,005
Tax benefit from stock plans	—	—	9,431

Net Cash Provided by Operating Activities	347,803	321,167	281,217

Cash Flows from Investing Activities:
Originations of loans	(3,352,511)	(2,307,487)	(2,194,774)
Purchases of loans	(3,971,273)	(2,712,148)	(3,676,260)
Payments on loans	2,189,018	1,754,157	2,154,125
Principal collection of mortgage-backed securities held to maturity	1,215,867	773,343	960,630
Purchases of mortgage-backed securities held to maturity	(3,861,633)	(3,313,668)	(1,604,473)
Principal collection of mortgage-backed securities available for sale	696,560	741,200	499,387
Proceeds from sales of mortgage-backed securities available for sale	—	186,169	230,632
Purchases of mortgage-backed securities available for sale	(3,248,326)	(617,172)	(1,675,428)
Proceeds from maturities and calls of investment securities held to maturity	125,480	256	100,043
Purchases of investment securities held to maturity	—	—	(300,000)
Proceeds from maturities and calls of investment securities available for sale	3,825,060	850,013	1,600,029
Proceeds from sales of investment securities available for sale	—	112,157	9,980
Purchases of investment securities available for sale	(2,148,705)	(1,250,010)	(4,008,680)
Purchases of Federal Home Loan Bank of New York stock	(259,660)	(233,236)	(104,162)
Redemption of Federal Home Loan Bank of New York stock	9,315	18,000	17,200
Increase in due to brokers for securities purchases	281,853	—	—
Cash paid in purchase acquistion, net of cash acquired	—	(197,653)	—
Purchases of premises and equipment, net	(11,694)	(22,557)	(18,566)
Net proceeds from sale of foreclosed real estate	550	1,449	1,588

Net Cash Used in Investment Activities	(8,510,099)	(6,217,187)	(8,008,729)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	1,737,795	970,166	(94,000)
Proceeds from borrowed funds	10,725,000	9,125,000	5,125,000
Principal payments on borrowed funds	(3,557,000)	(3,525,000)	(925,000)
Cash proceeds from the common stock offering — net	—	—	3,806,627
Consolidation of Hudson City, MHC	—	—	146,374
Dividends paid	(165,376)	(161,374)	(102,103)
Purchases of stock by the employee stock ownership plan	—	—	(189,348)
Purchases of stock by the recognition and retention plan	—	—	(1,290)
Purchases of treasury stock	(550,215)	(448,237)	(107,499)
Exercise of stock options	3,629	6,819	2,827
Tax benefit from stock plans	3,761	8,633	—

Net Cash Provided by Financing Activities	8,197,594	5,976,007	7,661,588

Net Increase (Decrease) in Cash and Cash Equivalents	35,298	79,987	(65,924)
Cash and Cash Equivalents at Beginning of Year	182,246	102,259	168,183

Cash and Cash Equivalents at End of Year	$217,544	$182,246	$102,259

Supplemental Disclosures:
Interest paid	$1,413,140	$969,606	$599,037

Loans transferred to foreclosed real estate	$1,752	$3,642	$1,750

Income taxes paid	$161,983	$172,382	$167,200

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
Acquisition of Sound Federal
On July 14, 2006, we completed the acquisition of Sound Federal Bancorp (the “Acquisition”), for $20.75 per share in cash, representing an aggregate transaction value of approximately $265 million. As a result of the Acquisition, we added $1.21 billion in assets with a fair value of approximately $1.18 billion, and $1.06 billion in deposits with a fair value of approximately $1.05 billion. The Acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at their fair values at the consummation date. Related operating results are included in our consolidated financial statements for periods after the consummation date. As a result of the Acquisition, the allowance for loan losses recorded by Sound Federal Bancorp was analyzed and, in accordance with Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, the allowance for loan losses was transferred to Hudson City as part of our purchase accounting adjustments. The excess of the total acquisition cost over the fair value of the net assets acquired, or “goodwill”, totaled $152.1 million and was recognized as an intangible asset. Also as a result of the Acquisition, we recorded a core deposit intangible of $13.7 million. The unamortized balance of the core deposit intangible was $10.2 million at December 31, 2007 and is included in the line item “Other Assets” in the Consolidated Statements of Financial Condition.
2. Summary of Significant Accounting Policies
Basis of Presentation
The following are the significant accounting and reporting policies applied by Hudson City Bancorp and its wholly-owned subsidiary, Hudson City Savings, in the preparation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated in consolidation. As used in these consolidated financial statements, “Hudson City” refers to Hudson City Bancorp, Inc. and its consolidated subsidiary, depending on the context. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period. Actual results could differ from these estimates.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on deposits. The average amount of the reserves on deposit for the years ended December 31, 2007 and 2006 was approximately $3,997,000 and $7,211,000, respectively.
Mortgage-Backed Securities
Mortgage-backed securities include U.S. Government sponsored enterprise and U.S. Goverment agency pass-through certificates, which represent participating interests in pools of long-term first mortgage loans originated and serviced by third-party issuers of the securities, and real estate mortgage investment conduits (“REMICs”), which are debt securities that are secured by mortgage loans or other mortgage-backed securities.
Mortgage-backed securities are classified as either held to maturity or available for sale. For the years ended December 31, 2007, 2006 and 2005, we did not maintain a trading portfolio. Mortgage-backed securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Amortization and accretion is reflected as an adjustment to interest income over the life of the security using the effective interest method. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income or loss, which is included in stockholders’ equity. Realized gains and losses are recognized when securities are sold using the specific identification method. The estimated fair market value of substantially all of these securities is determined by the use of market prices obtained from independent third-party pricing services.
Investment Securities
Investment securities are classified as either held to maturity or available for sale. For the years ended December 31, 2007, 2006 and 2005, we did not maintain a trading portfolio. Investment securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Amortization and accretion is reflected as an adjustment to interest income over the life of the security using the effective interest method. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income or loss, which is included in stockholders’ equity. Realized gains and losses are recognized when securities are sold or called using the specific identification method. The estimated fair market value of substantially all of these securities is determined by the use of quoted market prices obtained from independent third-party pricing services.

Loans
Loans are stated at their principal amounts outstanding. Interest income on loans is accrued and credited to income as earned. Net loan origination fees and broker costs are deferred and amortized to interest income over the life of the loan using the effective interest method. Purchased loans are stated at cost, adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is reflected as an adjustment to interest income over the life of the purchased loan using the effective interest method.
Existing customers in good credit standing are permitted to modify the terms of their mortgage loan, for a fee, to the terms of the currently offered fixed-rate product with a similar or reduced period to maturity than the current remaining period of their existing loan. The modified terms of these loans are at least as favorable to us as the terms of mortgage loans we offer to new customers. The fee assessed for modifying the mortgage loan is deferred and accreted over the life of the modified loan using the effective interest method. Such accretion is reflected as an adjustment to interest income. We have determined that the modification of the terms of the loan (i.e. the change in rate and period to maturity), represents a more than minor change to the loan. Accordingly, pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification.
A loan is considered delinquent when we have not received a payment within 30 days of its contractual due date. The accrual of income on loans that do not carry private mortgage insurance or are not guaranteed by a U.S. government agency is generally discontinued when interest or principal payments are 90 days in arrears or when the timely collection of such income is doubtful. Loans on which the accrual of income has been discontinued are designated as non-accrual loans and outstanding interest previously credited is reversed. Interest income on non-accrual loans and impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. A non-accrual loan is returned to accrual status when factors indicating doubtful collection no longer exist.
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
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2007. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, employment conditions and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, charge-offs and future levels of loan loss provisions. Our Asset Quality Committee considers these trends in market conditions, as well as other factors, in estimating the allowance for loan losses. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth.
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
Foreclosed Real Estate
Foreclosed real estate is property acquired through foreclosure or deed in lieu of foreclosure. Write-downs to fair value (net of estimated cost to sell) at the time of acquisition are charged to the allowance for loan losses. After acquisition, foreclosed properties are held for sale and carried at the lower of fair value minus estimated cost to sell, or at cost. Fair market value is generally based on recent appraisals. Subsequent provisions for losses, which may result from the ongoing periodic valuations of these properties, are charged to income in the period in which they are identified. Carrying costs, such as maintenance and taxes, are charged to operating expenses as incurred.
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

Goodwill and Other Intangible Assets
Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually using a fair-value based approach. Other intangible assets include the core deposit intangible recorded as a result of the Acquisition. These intangible assets are amortizing intangible assets and as such are evaluated for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal or Long-Lived Assets.” We did not recognize any impairment of goodwill or other intangible assets for the years ended December 31, 2007 and 2006.
Income Taxes
We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Certain tax benefits attributable to stock options and restricted stock are credited to additional paid-in capital. The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense.
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
The employee stock ownership plan (“ESOP”) is accounted for in accordance with the provisions of Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from Hudson City Bancorp to purchase Hudson City Bancorp common stock are being repaid from Hudson City Savings’ contributions and dividends paid on unallocated ESOP shares over a period of up to 40 years. Hudson City common stock not allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the average market price of our stock during each quarter.

Stock-Based Compensation
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
Bank-Owned Life Insurance
Bank-owned life insurance (“BOLI”) is accounted for in accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance” and EITF No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements.” The cash surrender value of BOLI is recorded on our consolidated statement of financial condition as an asset and the change in the cash surrender value is recorded as non-interest income. The amount by which any death benefits received exceeds a policy’s cash surrender value is recorded in non-interest income at the time of receipt. A liability is also recorded on our consolidated statement of financial condition for postretirement death benefits provided by the split-dollar endorsement policy. A corresponding expense is recorded in non-interest expense for the accrual of benefits over the period during which employees provide services to earn the benefits.
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
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items such as changes in unrealized gains and losses on securities available for sale, net of tax and changes in the unrecognized prior service costs or credits of defined benefit pension and other postretirement plans, net of tax. Comprehensive income is presented in the consolidated statements of changes in stockholders’ equity.

Segment Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute our only operating segment for financial reporting purposes.
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
In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding includes the ESOP shares previously allocated to participants and shares committed to be released for allocation to participants and the RRP shares which have vested or have been allocated to participants. ESOP and RRP shares that have been purchased but have not been committed to be released or have not vested are excluded from the computation of basic and diluted earnings per share.
3. Stock Repurchase Programs
We have previously announced several stock repurchase programs. Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the years ended December 31, 2007 2006 and 2005, we purchased 40,578,954, 33,747,243 and 9,119,768 shares of our common stock at an aggregate cost of $550.2 million, $448.2 million and $107.5 million respectively. As of December 31, 2007, there remained 55,173,550 shares to be purchased under the existing stock repurchase programs, including 51,400,000 shares, or approximately 10% of the common stock outstanding, under a new repurchase program approved by our Board of Directors on July 24, 2007.

4. Mortgage-Backed Securities
The amortized cost and estimated fair market value of mortgage-backed securities at December 31 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
2007
Held to Maturity:
GNMA pass-through certificates	$157,716	$1,379	$(96)	$158,999
FNMA pass-through certificates	3,214,509	15,216	(23,803)	3,205,922
FHLMC pass-through certificates	5,808,288	52,536	(11,080)	5,849,744
FHLMC and FNMA — REMICs	385,013	2	(33,368)	351,647

Total held to maturity	$9,565,526	$69,133	$(68,347)	$9,566,312

Available for Sale:
GNMA pass-through certificates	$1,254,706	$5,031	$(1,844)	$1,257,893
FNMA pass-through certificates	1,104,434	2,200	(8,562)	1,098,072
FHLMC pass-through certificates	2,624,612	25,887	(1,055)	2,649,444

Total available for sale	$4,983,752	$33,118	$(11,461)	$5,005,409

2006
Held to Maturity:
GNMA pass-through certificates	$215,161	$1,491	$(148)	$216,504
FNMA pass-through certificates	3,233,852	6,796	(49,324)	3,191,324
FHLMC pass-through certificates	3,069,884	9,197	(59,086)	3,019,995
FHLMC and FNMA — REMICs	406,313	4	(29,542)	376,775

Total held to maturity	$6,925,210	$17,488	$(138,100)	$6,804,598

Available for Sale:
GNMA pass-through certificates	$1,708,855	$638	$(12,778)	$1,696,715
FNMA pass-through certificates	592,514	—	(17,221)	575,293
FHLMC pass-through certificates	135,424	—	(3,011)	132,413

Total available for sale	$2,436,793	$638	$(33,010)	$2,404,421

The following tables summarize the fair values and unrealized losses of mortgage-backed securities with an unrealized loss at December 31, 2007 and 2006, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
2007
Held to Maturity:
GNMA pass-through certificates	$2,236	$(3)	$18,943	$(93)	$21,179	$(96)
FNMA pass-through certificates	72,976	(302)	1,490,241	(23,501)	1,563,217	(23,803)
FHLMC pass-through certificates	68,385	(279)	713,637	(10,801)	782,022	(11,080)
FHLMC and FNMA — REMIC’s	—	—	351,387	(33,368)	351,387	(33,368)

Total held to maturity	143,597	(584)	2,574,208	(67,763)	2,717,805	(68,347)

Available for Sale:
GNMA pass-through certificates	—	—	435,687	(1,844)	435,687	(1,844)
FNMA pass-through certificates	137,603	(151)	470,121	(8,411)	607,724	(8,562)
FHLMC pass-through certificates	—	—	116,141	(1,055)	116,141	(1,055)

Total available for sale	137,603	(151)	1,021,949	(11,310)	1,159,552	(11,461)

Total	$281,200	$(735)	$3,596,157	$(79,073)	$3,877,357	$(79,808)

2006
Held to Maturity:
GNMA pass-through certificates	$156	$(1)	$27,078	$(147)	$27,234	$(148)
FNMA pass-through certificates	130,800	(357)	2,008,981	(48,967)	2,139,781	(49,324)
FHLMC pass-through certificates	138,348	(214)	858,612	(58,872)	996,960	(59,086)
FHLMC and FNMA — REMIC’s	—	—	376,245	(29,542)	376,245	(29,542)

Total held to maturity	269,304	(572)	3,270,916	(137,528)	3,540,220	(138,100)

Available for Sale:
GNMA pass-through certificates	311,551	(1,044)	1,196,044	(11,734)	1,507,595	(12,778)
FNMA pass-through certificates	—	—	575,293	(17,221)	575,293	(17,221)
FHLMC pass-through certificates	—	—	132,413	(3,011)	132,413	(3,011)

Total available for sale	311,551	(1,044)	1,903,750	(31,966)	2,215,301	(33,010)

Total	$580,855	$(1,616)	$5,174,666	$(169,494)	$5,755,521	$(171,110)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. At December 31, 2007, a total of 244 securities were in a continuous unrealized loss position for more than 12 months (317 at December 31, 2006). We have not classified these securities as other-than temporarily impaired as the scheduled principal and interest payments have been made; we anticipate collecting the entire principal balance as scheduled; we believe the price variation is temporary in nature; and we have the positive intent and ability to hold these securities to maturity or for a sufficient amount of time to recover the recorded principal. In addition, we only purchase mortgage-backed securities issued by U.S. Government sponsored enterprises or agencies and do not own any unrated or private label mortgage-backed securities or high-risk securities such as those backed by sub-prime loans.

The amortized cost and estimated fair market value of mortgage-backed securities held to maturity and available for sale at December 31, 2007, by contractual maturity, are shown below.

		Estimated
	Amortized	Fair Market
	Cost	Value

	(In thousands)
Held to Maturity:
Due in one year or less	$791	$795
Due after one year through five years	2,152	2,204
Due after five years through ten years	10,446	10,877
Due after ten years	9,552,137	9,552,436

Total held to maturity	$9,565,526	$9,566,312

Available for Sale:
Due after ten years	$4,983,752	$5,005,409

Total available for sale	$4,983,752	$5,005,409

There were no gross realized gains on sales of mortgage-backed securities available for sale during 2007 and 2006. There were gross realized gains $2,738,000 on sales of mortgage-backed securities available for sale during 2005. There were no sales of mortgage-backed securities held-to-maturity during the years ended December 31, 2007, 2006 and 2005.
5. Investment Securities
The amortized cost and estimated fair market value of investment securities at December 31 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

	(In thousands)
2007
Held to Maturity:
United States government-sponsored enterprises	$1,408,071	$1,743	$—	$1,409,814
Municipal bonds	430	2	—	432

Total held to maturity	$1,408,501	$1,745	$—	$1,410,246

Available for Sale:
United States government-sponsored enterprises	$2,747,012	$14,365	$(3,184)	$2,758,193
Corporate bonds	4	—	—	4
Equity securities	6,935	359	—	7,294

Total available for sale	$2,753,951	$14,724	$(3,184)	$2,765,491

2006
Held to Maturity:
United States government-sponsored enterprises	$1,533,059	$—	$(31,045)	$1,502,014
Municipal bonds	910	10	—	920

Total held to maturity	$1,533,969	$10	$(31,045)	$1,502,934

Available for Sale:
United States government-sponsored enterprises	$4,422,300	$94	$(50,099)	$4,372,295
Corporate bonds	58	—	(1)	57
Equity securities	6,935	328	—	7,263

Total available for sale	$4,429,293	$422	$(50,100)	$4,379,615

The following tables summarize the fair values and unrealized losses of investment securities with an unrealized loss at December 31, 2007 and 2006, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
2007
Available for Sale:
United States government
-sponsored enterprises	$—	$—	$821,891	$(3,184)	$821,891	$(3,184)

Total	$—	$—	$821,891	$(3,184)	$821,891	$(3,184)

2006
Held to Maturity:
United States government
-sponsored enterprises	$—	$—	$1,502,014	$(31,045)	$1,502,014	$(31,045)

Total held to maturity securities	—	—	1,502,014	(31,045)	1,502,014	(31,045)

Available for Sale:
United States government
-sponsored enterprises	$453,267	$(1,421)	$3,668,934	$(48,678)	$4,122,201	$(50,099)
Corporate bonds	57	(1)	—	—	57	(1)

Total available for sale securities	453,324	(1,422)	3,668,934	(48,678)	4,122,258	(50,100)

Total	$453,324	$(1,422)	$5,170,948	$(79,723)	$5,624,272	$(81,145)

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2007, a total of 21 securities were in a continuous unrealized loss position for more than 12 months (128 at December 31, 2006). We have not classified these securities as other-than temporarily impaired as the scheduled coupon payments have been made; we anticipate collecting the entire principal balance as scheduled; we believe the price variation is temporary in nature; and we have the positive intent and ability to hold these securities to maturity or for a sufficient amount of time to recover the recorded principal. In addition, we only purchase securities issued by U.S. Government sponsored enterprises. We do not own any high-risk securities such as those backed by sub-prime loans.

The amortized cost and estimated fair market value of investment securities held to maturity and available for sale at December 31, 2007, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

		Estimated
	Amortized	Fair Market
	Cost	Value

	(In thousands)
Held to Maturity:
Due after one year through five years	$786,656	$787,523
Due after five years through ten years	305	306
Due after ten years	621,540	622,417
Total held to maturity	$1,408,501	$1,410,246

Available for Sale:
Due in one year or less	$72,334	$71,950
Due after one year through five years	1,280,763	1,279,986
Due after five years through ten years	1,393,919	1,406,261

Total available for sale	$2,747,016	$2,758,197

There were no gains or losses from investment securities transactions during 2007 and 2006. Gross realized losses on sales of investment securities available for sale during 2005 were $20,000. Gross realized gains on calls of investment securities available for sale were $6,000, $4,000 and $22,000 during 2007, 2006, and 2005, respectively. There were no sales of investment securities held to maturity during the years ended December 31, 2007, 2006, and 2005. The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $15,028,125 and $15,191,000 at December 31, 2007 and 2006, respectively.
6. Loans and Allowance for Loan Losses
Loans at December 31 are summarized as follows:

	2007	2006

	(In thousands)
First mortgage loans:
One- to four-family	$23,671,712	$18,561,467
FHA/VA	22,940	29,573
Multi-family and commercial	58,874	69,322
Construction	34,064	41,150

Total first mortgage loans	23,787,590	18,701,512

Consumer and other loans:
Fixed—rate second mortgages	284,406	274,028
Home equity credit lines	104,567	97,644
Other	15,718	10,433

Total consumer and other loans	404,691	382,105

Total loans	$24,192,281	$19,083,617

Included in our loan portfolio at December 31, 2007 are $2.4 billion of interest-only loans. These loans are originated as ARM loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using fully amortizing payment amounts, more restrictive standards and generally are made with lower loan to value limitations imposed to help minimize any potential credit risk. These loans may involve higher risks compared to standard loan products since there is the potential for higher payments once the interest rate resets and the principal begins to amortize and they rely on a stable or rising housing market to maintain an acceptable loan-to-value ratio. At December 31, 2007, we had $5.2 million of non-performing interest-only loans.
In addition to our full documentation loan program, we process loans to certain eligible borrowers as limited documentation loans. We have originated these types of loans for over 15 years. Loans eligible for limited documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20-, 30- and 40-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 75% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for limited documentation loans is $600,000. These loans are subject to somewhat higher interest rates than our regular products, and are generally limited to a maximum loan-to-value ratio of 65% on purchases and 60% on refinancing transactions. Limited documentation and no verification loans may involve higher risks compared to loans with full documentation, as there is a greater opportunity for borrowers to falsify their income and ability to service their debt. We believe these programs have not had a material adverse effect on our asset quality. At December 31, 2007, we had $2.4 million of non-performing reduced-documentation loans.

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. At December 31, 2007, approximately 67% of the mortgage loan portfolio was secured by real estate located in the states of New Jersey, New York and Connecticut. Additionally, the states of Virginia, Illinois, and Maryland each accounted for approximately 6%, 5%, and 4%, respectively, of our total mortgage loan portfolio. The remainder of the loan portfolio is secured by real estate in 35 other states. With respect to our non-performing loans, approximately 63% are in the New York metropolitan area and 37% are located throughout the remaining states in the Northeast quadrant of the United States. During 2007, there has been a decline in the housing and real estate markets and in the general economy, both nationally and locally with some reports indicating that the national economy is bordering on a recession. Housing market conditions in the Northeast quadrant of the United States, where most of our lending activity occurs, have deteriorated during 2007 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. The recent decline in the U.S. housing market has not resulted in significant charge-offs for us in 2007 because of our underwriting standards and the geographical areas in which we lend. As a result of our underwriting standards, our borrowers typically have significant equity in the underlying property which has helped to protect us from declining conditions in the housing market and the economy.
While we continue to adhere to prudent underwriting standards, we are geographically concentrated in the Northeast quadrant of the United States and, therefore, are not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. A further increase in loan delinquencies would decrease our net interest income and may adversely impact our loan loss experience, causing increases in our provision and allowance for loan losses.
There were no loans held for sale at December 31, 2007.
The following is a comparative summary of loans on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified non-accrual at December 31:

	2007	2006

	(In thousands)
Non-accrual loans	$73,535	$24,368
Accruing loans delinquent 90 days or more	5,867	5,630

Total non-performing loans	$79,402	$29,998

The total amount of interest income received during the year on non-accrual loans outstanding and additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms is immaterial. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.
At December 31, 2007 and 2006 loans evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” amounted to $3.5 million and $3.1 million, respectively. Based on this evaluation, the allowance for loan losses related to loans classified as impaired at December 31, 2007 amounted to $268,000 (none at December 31, 2006). Interest income received during the year on loans classified as impaired was immaterial.
An analysis of the allowance for loan losses at December 31 follows:

	2007	2006	2005
	(In thousands)

Balance at beginning of year	$30,625	$27,393	$27,319

Charge-offs	(763)	(79)	(10)
Recoveries	79	3	19

Net (charge-offs) recoveries	(684)	(76)	9

Provision for loan losses	4,800	—	65
Allowance transferred in Acquisition	—	3,308	—

Balance at end of year	$34,741	$30,625	$27,393

7. Banking Premises and Equipment, net
A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

	2007	2006

	(In thousands)
Land	$5,806	$5,806
Buildings	53,924	50,889
Leasehold improvements	38,094	33,921
Furniture, fixtures and equipment	71,649	67,601

Total acquisition cost	169,473	158,217
Accumulated depreciation and amortization	(94,379)	(84,288)

Total banking premises and equipment, net	$75,094	$73,929

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $10,086,000, $8,562,000 and $5,833,000 in 2007, 2006 and 2005, respectively.
Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business.
Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year	Amount

(In thousands)

2008	$7,533
2009	7,768
2010	7,544
2011	7,346
2012	7,250
Thereafter	100,115

Total	$137,556

Net occupancy expense included gross rental expense for certain bank premises of $8,475,000, $7,004,000, and $5,566,000 in 2007, 2006, and 2005, respectively, and rental income of $384,000, $344,000, and $301,000 for the respective years.

8. Deposits
Deposits at December 31 are summarized as follows:

	2007		2006
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Savings	$737,813	4.87%	$805,278	6.00%
Noninterest-bearing demand	517,970	3.42	498,301	3.71
Interest-bearing transaction	1,588,084	10.48	2,095,811	15.62
Money market	1,575,097	10.39	918,549	6.85
Time deposits	10,734,418	70.84	9,097,648	67.82

Total deposits	$15,153,382	100.00%	$13,415,587	100.00%

Time deposits of $100,000 or more amounted to $3,336,049,000 and $2,565,020,000 at December 31, 2007 and 2006, respectively. Interest expense on time deposits of $100,000 or more for the years ended December 31, 2007, 2006 and 2005 was $131,549,000, $79,133,000, and $30,690,000, respectively. Included in noninterest-bearing demand accounts are mortgage escrow deposits of $89,363,000 and $77,576,000 at December 31, 2007 and 2006, respectively.
Scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)

2008	$10,243,471
2009	359,845
2010	100,508
2011	11,816
2012	18,778

Total	$10,734,418

9. Borrowed Funds
Borrowed funds at December 31 are summarized as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$2,066,000	4.62%	$823,000	4.96%
Other brokers	9,950,000	4.15	8,100,000	3.86

Total securities sold under agreements to repurchase	12,016,000	4.23	8,923,000	3.96
Advances from the FHLB	12,125,000	4.20	8,050,000	4.21

Total borrowed funds	$24,141,000	4.22	$16,973,000	4.08

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Repurchase Agrements:
Average balance outstanding during the year	$10,305,216	$8,313,321	$6,447,560

Maximum balance outstanding at any month-end during the year	$12,016,000	$8,923,000	$7,900,000

Weighted average rate during the period	4.20%	3.81%	3.52%

FHLB Advances:
Average balance outstanding during the year	$10,286,869	$5,977,115	$2,469,529

Maximum balance outstanding at any month-end during the year	$12,125,000	$8,050,000	$3,450,000

Weighted average rate during the period	4.28%	4.17%	3.89%

Substantially all of our borrowed funds are callable at the discretion of the issuer. At December 31, 2007, borrowed funds had scheduled maturities and potential call dates as follows:

	Borrowings by Scheduled		Borrowings by Earler of Maturity
	Maturity Date		or Next Potential Call Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)

2008	$16,000	4.94%	$14,966,000	4.27%
2009	—	—	6,275,000	4.18
2010	300,000	5.68	2,050,000	3.88
2011	250,000	4.90	250,000	4.90
2012	100,000	4.76	600,000	4.33
2013	250,000	5.30	—	—
2014	350,000	3.37	—	—
2015	4,075,000	3.86	—	—
2016	8,075,000	4.32	—	—
2017	10,725,000	4.22	—	—

Total	$24,141,000	4.22	$24,141,000	4.22

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, at or for the years ended December 31 are as follows:

	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Amortized cost of collateral:
United States government-sponsored enterprise securities	$3,620,083	$3,329,639	$2,849,947
Mortgage-backed securities	9,004,519	5,937,758	5,224,648
REMICs	304,032	319,920	356,579

Total amortized cost of collateral	$12,928,634	$9,587,317	$8,431,174

Fair value of collateral:
United States government-sponsored enterprise securities	$3,626,572	$3,195,765	$2,778,462
Mortgage-backed securities	9,016,537	5,846,562	5,119,225
REMICs	277,727	296,661	332,532

Total fair value of collateral	$12,920,836	$9,338,988	$8,230,219

At December 31, 2007, we had unused lines of credit from the FHLB, other than repurchase agreements, of up to $200.0 million. These lines of credit expire in August 2008.
Our advances from the FHLB are secured by our investment is FHLB stock and by a blanket security agreement. This agreement requires us to maintain as collateral certain qualifying assets (such as one-to-four family residential mortgage loans) with a fair value, as defined, at least equal to 110% of any outstanding advances.
10. Employee Benefit Plans
     a) Retirement and Other Postretirement Benefits
Non-contributory retirement and postretirement plans are maintained to cover employees hired prior to August 1, 2005, including retired employees, who have met the eligibility requirements of the plans. Benefits under the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and compensation. In 2005, participation in the non-contributory retirement plan was restricted to those employees hired on or before July 31, 2005. Employees hired on or after August 1, 2005 will not participate in the plan. Also in 2005, the plan for postretirement benefits, other than pensions, was changed to restrict participation to those employees hired on or before July 31, 2005, and placed a cap on the premium value of the non-contributory coverage provided at the 2007 premium rate, beginning in 2008, for those eligible employees who retire after December 31, 2005.
Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and had a projected benefit obligation of $10,245,000 at December 31, 2007 and $8,352,000 at December 31, 2006. Certain health care and life insurance benefits are provided to eligible retired employees (“other benefits”). Participants generally become eligible for retiree health care and life insurance benefits after 10 years of service. The measurement date for year-end disclosure information is December 31 and the measurement date for net periodic benefit cost is January 1.

The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

	Retirement Plans		Other Benefits

	2007	2006	2007	2006

	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$106,069	$90,093	$35,850	$36,254
Benefit obligation assumed in Acquisition	—	13,515	—	—
Service cost	3,358	3,404	945	1,076
Interest cost	6,392	5,766	2,058	1,996
Plan amendments	1,205	(2,007)	—	—
Participant contributions	—	—	36	39
Actuarial (gain) loss	1,575	(1,008)	(73)	(1,257)
Benefits paid	(4,108)	(3,694)	(1,679)	(2,258)
Medicare subsidy	—	—	108	—

Benefit obligation at end of year	114,491	106,069	37,245	35,850

Change in Plan Assets:
Fair value of plan assets at beginning of year	99,568	80,091	—	—
Assets received in Acquisition	—	12,503	—	—
Actual return on plan assets	6,161	9,725	—	—
Employer contribution	2,442	943	1,643	2,219
Participant contributions	—	—	36	39
Benefits paid	(4,108)	(3,694)	(1,679)	(2,258)

Fair value of plan assets at end of year	104,063	99,568	—	—

Funded Status	(10,428)	(6,501)	(37,245)	(35,850)

Funded status amounts recognized in the consolidated statements of financial condition at December 31 consist of:

	Retirement Plans		Other Benefits

	2007	2006	2007	2006

	(In thousands)

Assets	$—	$401	$—	$—
Liabilities	(10,428)	(6,902)	(37,245)	(35,850)

Pre-tax amounts recognized in accumulated other comprehensive income or loss at December 31 consist of:

	Retirement Plans		Other Benefits

	2007	2006	2007	2006

	(In thousands)

Net actuarial loss	$14,725	$11,131	$13,064	$13,713
Prior service cost(credit)	2,902	2,525	(25,600)	(25,628)

Total	$17,627	$13,656	($12,536)	($11,915)

The accumulated benefit obligation for all defined benefit retirement plans was $99,741,000 and $92,063,000 at December 31, 2007 and 2006, respectively.

Net periodic benefit cost for the years ended December 31 included the following components:

	Retirement Plans			Other Benefits
	2007	2006	2005	2007	2006	2005
			(In thousands)

Net periodic benefit cost:
Service cost	$3,358	$3,404	$3,048	$945	$1,076	$1,921
Interest cost	6,392	5,766	4,784	2,058	1,996	2,492
Expected return on assets	(8,269)	(8,447)	(6,774)	—	—	—
Amortization of:
Net actuarial loss	284	943	435	575	645	621
Prior service cost (credit)	300	168	25	(1,565)	(1,565)	(978)

Net periodic benefit cost	$2,065	$1,834	$1,518	$2,013	$2,152	$4,056

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$3,878	$—	$—	$(74)	$—	$—
Prior service cost (credit)	677	—	—	(1,537)	—	—
Amortization of net actuarial loss	(284)	—	—	(575)	—	—
Amortization of prior service cost	(300)	—	—	1,565	—	—

Total recognized in other comprehensive income	3,971	—	—	(621)	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$6,036	$1,834	$1,518	$1,392	$2,152	$4,056

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 are $324,000 and $326,000, respectively. The estimated net actuarial loss and prior service credit for other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 are $563,000 and ($1,565,000), respectively.
The following are the weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Retirement Plans			Other Benefits

	2007	2006	2005	2007	2006	2005

Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Expected return on assets	8.25	8.75	8.75	—	—	—
Rate of compensation increase	4.25	4.25	4.25	—	—	—
The following are the weighted-average assumptions used to determine benefit obligations at December 31:

	Retirement Plans		Other Benefits

	2007	2006	2007	2006

Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	4.25	4.25	—	—
The overall expected return on assets assumption is based on the historical performance of the pension fund. The average return over the past ten years was determined for the market value of assets, which is the value used in the calculation of annual net periodic benefit cost.

The assumed health care cost trend rate used to measure the expected cost of other benefits for 2007 was 8.50%. The rate was assumed to decrease gradually to 4.75% for 2013 and remain at that level thereafter. A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

	1% Increase	1% Decrease

Effect on total service cost and interest cost	$76	$(66)
Effect on other benefit obligations	1,632	(1,428)
The retirement plan’s weighted-average asset allocations by asset category were as follows at December 31:

Asset Category	2007	2006

Equity securities	61.0%	60.9%
Fixed income securities	32.5	28.5
Cash	6.5	10.6

Total	100.0%	100.0%

Funds in Hudson City’s qualified retirement plan are invested in a commingled asset allocation fund (the “Fund”) of a well-established asset management company and in Hudson City Bancorp, Inc. common stock. The purpose of the Fund is to provide a diversified portfolio of equities, fixed income instruments and cash. The plan trustee, in its absolute discretion, manages the Fund. The Fund is maintained with the objective of providing investment results that outperform a static mix of 55% equity, 35% bond and 10% cash, as well as the median manager of balanced funds. In order to achieve the Fund’s return objective, the Fund will combine fundamental analysis and a quantitative proprietary model to allocate and reallocate assets among the three broad investment categories of equities, money market instruments and other fixed income obligations. As market and economic conditions change, these ratios will be adjusted in moderate increments of about five percentage points. It is intended that the equity portion will represent approximately 40% to 70%, the bond portion approximately 25% to 55% and the money market portion 0% to 25%. Performance results are reviewed at least annually with the asset management company of the Fund.
Equity securities held by the Fund include Hudson City Bancorp, Inc. common stock in the amount of $10.5 million (11.5% of total plan assets) as of December 31, 2007, and $9.7 million (11.1% of total plan assets) as of December 31, 2006. This stock was purchased at an aggregate cost of $6.0 million using a cash contribution made by Hudson City in July 2003. Our plan may not purchase our common stock if the fair value of our common stock held by the plan equals or exceeds 10% of the fair value of plan assets. We review with the plan administrator the rebalancing of plan assets if the fair value our common stock held by the plan exceeds 20% of the fair value of the total plan assets.
We contributed $2,442,000 to the qualified retirement plan’s assets in 2007. We expect to contribute $3.2 million during 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid under the current provisions of the plans.

	Retirement	Other
Year	Plans	Benefits

	(In thousands)

2008	$4,765	$1,886
2009	4,954	2,017
2010	5,102	2,147
2011	5,416	2,335
2012	5,796	2,519
2013 through 2017	39,195	14,829
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
The combined outstanding loan principal at December 31, 2007 was $236.6 million. Those shares purchased were pledged as collateral for the loan and are released from the pledge for allocation to participants as loan payments are made. The loan will be repaid and the shares purchased will be allocated to employees in equal installments of shares over a forty-year period.
At December 31, 2007, shares allocated to participants were 7,997,774. For the plan year ending December 31, 2008, there are 962,185 shares that are committed to be released and will be allocated to participants at the end of the plan year. Unallocated ESOP shares held in suspense totaled 35,600,834 at December 31, 2007 and had a fair market value of $534.7 million. ESOP compensation expense for the years ended December 31, 2007, 2006 and 2005 was $17,287,000, $16,157,000, and $11,119,000, respectively.
The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP’s loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan. We accrue for these benefits over the period during which employees provide services to earn these benefits. During 2007, two former executives received benefit payments from the ESOP restoration plan and no longer participate in the plan. Compensation expense related to this plan amounted to $5,826,000, $14,211,000, and $6,560,000 in 2007, 2006, and 2005, respectively.

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
The purpose of the RRP is to promote the growth and profitability of Hudson City Bancorp by providing directors, officers and employees with an equity interest in Hudson City Bancorp as an incentive to achieve corporate goals. The RRP have invested primarily in shares of Hudson City common stock that were used to make restricted stock awards.
The RRP were authorized, in the aggregate, to purchase not more than 14,901,480 shares of common stock, and have purchased 14,887,855 shares on the open market at an average price of $2.91 per share.
Generally, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2007, common stock that had not been awarded totaled 13,625 shares. Expense attributable to the RRP amounted to $1.6 million, $2.2 million, and $3.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
A summary of the status of the granted, but unvested shares under the RRP as of December 31, and changes during those years, is presented below:

	Resticted Stock Awards

	2007		2006		2005

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of period	540,851	$11.57	951,761	$9.69	2,973,759	$4.66
Granted	—	—	—	—	150,682	11.18
Vested	(190,275)	11.27	(410,910)	7.22	(2,172,680)	2.91

Outstanding at end of period	350,576	11.74	540,851	11.57	951,761	9.69

The per share weighted-average vesting date fair value of the shares vested during 2007, 2006, and 2005 was $13.46, $13.44, and $10.36.
     d) Stock Option Plans
Under SFAS No. 123(R), compensation expense is recognized for new stock-based awards granted after January 1, 2006, awards modified, repurchased or cancelled after January 1, 2006, and the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 based upon the grant-date fair value of those awards. There was no impact of the adoption on previously reported periods, in accordance with the transition guidance in SFAS No. 123(R). Prior to January 1, 2006, Hudson City accounted for employee stock options and restricted stock grants using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, Hudson City did not recognize any stock-based compensation expense for employee stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
If Hudson City had accounted for all employee stock options and restricted stock granted prior to January 1, 2006 under the fair value based accounting method of SFAS No. 123, net income and earnings per share for the year ended December 31 would have been as follows:

2005

(In thousands, except per share data)

Net income, as reported	$276,055
Add: expense recognized for the recognition and retention plans, net of related tax effect	2,249
Less: total stock option and recognition and retention plans expense, determined under the fair value method, net of related tax effect	(3,738)

Pro forma net income	$274,566

Basic earnings per share: As reported	$0.49
Pro forma	0.48

Diluted earnings per share: As reported	$0.48
Pro forma	0.47
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31:

2005

Expected dividend yield	2.23%
Expected volatility	21.57
Risk-free interest rate	3.64
Expected option life	5 years
Fair value of options granted	$2.20
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
In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP Plan”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp, Inc., authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the SIP Plan. Initial grants (the “2006 grants”) were made in July 2006 pursuant to the SIP Plan for 7,960,000 options at an exercise price equal to the fair value of our common stock on the “grant date”, based on quoted market prices. The 2006 grants have an expiration period of 10 years. Of these options, 4,400,000 have vesting periods ranging from one to five years and an expiration period of 10 years. The remaining 3,560,000 shares vest on December 31, 2008 if certain financial performance measures relating to efficiency and credit quality are met. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2006 grants.
During 2007, the Committee authorized stock option grants pursuant to the SIP Plan for 3,527,500 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 3,042,500 will vest in January 2010 if certain financial performance measures are met. The remaining 485,000 options have vesting dates between January and April 2008. The 2007 grants have an expiration period of ten years. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2007 grants.
The fair values of the 2007 and 2006 grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2007	2006

Expected dividend yield	2.32%	2.35%
Expected volatility	19.12	19.96
Risk-free interest rate	4.87	4.98
Expected option life	5.20 years	5.40 years
Fair value of options granted	$2.77	$2.71
Compensation expense related to our outstanding stock options amounted to $12.2 million and $5.5 million for the years ended December 31, 2007 and 2006, respectively.
A summary of the status of the granted, but unexercised stock options as of December 31, and changes during those years, is presented below:

	2007		2006		2005

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	26,979,989	$6.89	21,659,869	$4.21	22,425,161	$3.95
Granted	3,527,500	13.74	7,960,000	12.76	496,930	11.17
Exercised	(1,360,635)	2.67	(2,629,621)	2.60	(1,247,475)	2.26
Forfeited	(66,740)	10.03	(10,259)	4.21	(14,747)	8.13

Outstanding at end of year	29,080,114	7.91	26,979,989	6.89	21,659,869	4.21

Shares issued upon the exercise of stock options are issued from treasury stock. Hudson City has an adequate number of treasury shares available for sale for future stock option exercises. The total intrinsic value of the options exercised during 2007, 2006 and 2005 was $15.0 million, $26.8 million, and $11.1 million, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2007:

	Options Outstanding		Options Exercisable

	Weighted
	Average	Weighted		Weighted
Number	Remaining	Average	Number	Average
Of Options	Contractual	Exercise	Of Options	Exercise
Outstanding	Life	Price	Exercisable	Price

11,167,819	2 years	$2.16	11,167,819	$2.16
203,058	3 years	3.09	203,058	3.09
411,801	3 years	3.40	411,801	3.40
820,736	3 years	3.59	820,736	3.59
238,576	4 years	4.20	238,576	4.20
614,440	4 years	5.53	614,440	5.53
217,153	5 years	5.96	160,078	5.96
206,480	5 years	6.35	206,480	6.35
448,840	6 years	10.33	269,304	10.33
479,589	7 years	11.17	216,045	11.17
363,344	6 years	11.91	209,689	11.91
2,468,278	6 years	12.22	1,092,894	12.22
7,935,000	8.5 years	12.76	—	—
3,505,000	9 years	13.74	—	—

29,080,114		7.91	15,610,920	3.64

The total intrinsic value of the options outstanding and options exercisable were $206.8 million and $177.7 million, respectively, as of December 31, 2007. At December 31, 2007, unearned compensation costs related to all nonvested awards of options and restricted stock not yet recognized totaled $22.7 million, and will be recognized over a weighted-average period of approximately 1.2 years.
     e) Incentive Plans
A tax-qualified profit sharing and savings plan is maintained based on Hudson City’s profitability. All employees are eligible after one year of employment and the attainment of age 21. Expense related to this plan was $1,800,000, $1,600,000, and $1,440,000 in 2007, 2006 and 2005, respectively.
Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria. Participants can elect cash payment or elect to defer the award until retirement. The expense related to these plans was $4,759,000, $4,102,000, and $5,742,000 in 2007, 2006 and 2005, respectively.

11. Income Taxes
Income tax expense (benefit) is summarized as follows for the years ended December 31:

	2007	2006	2005
	(In thousands)
Federal:
Current	$170,374	$161,558	$160,263
Deferred	(7,896)	(2,443)	(5,573)

Total federal	162,478	159,115	154,690

State:
Current	24,941	14,091	12,560
Deferred	(1,534)	(1,216)	(932)

Total state	23,407	12,875	11,628

Total income tax expense	$185,885	$171,990	$166,318

Not included in the above table are deferred income tax expense (benefit) of $51,631,000, $9,763,000 and ($37,003,000) for 2007, 2006 and 2005, respectively, which represent the deferred income taxes relating to the changes in accumulated other comprehensive income (loss).
The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

	2007	2006	2005
	(Dollars in thousands)
Income before income tax expense	$481,743	$460,569	$442,373
Statutory income tax rate	35%	35%	35%

Computed expected income tax expense	168,610	161,199	154,831
State income taxes, net of federal income tax benefit	15,215	8,369	7,558
ESOP fair market value adjustment	2,559	2,345	1,971
Other, net	(499)	77	1,958

Income tax expense	$185,885	$171,990	$166,318

The net deferred tax asset consists of the following at December 31:

	2007	2006
	(In thousands)
Deferred tax asset:
Postretirement benefits	$20,936	$20,502
Allowance for loan loss reserve	13,340	11,888
Mortgage premium amortization	7,535	6,787
Non-qualified benefit plans	31,802	28,440
Net unrealized loss on securities available for sale	—	33,517
ESOP expense	10,384	7,931
Fair value adjustment on mortgages recorded in Acquisition	4,093	4,719
Other	6,787	5,418

	94,877	119,202

Deferred tax liabilities:
Retirement plan	10,969	5,268
Principal payments on ESOP loans	4,642	3,736
Net unrealized gain on securities available for sale	13,561	—
Fair value adjustments related to the Acquisition:
Core deposit intangible	4,177	5,395
Buildings	2,007	2,232
Other	377	1,226

	35,733	17,857

Net deferred tax asset (included in other assets)	$59,144	$101,345

The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management’s opinion, in view of Hudson City’s previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 2007 and 2006.
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. As of January 1, 2007 (the date of adoption), the Company had unrecognized tax benefits of $1.8 million as a result of tax positions taken during prior periods, all of which would affect the Company’s effective tax rate if recognized. Accrued estimated penalties and interest on these tax positions were approximately $187,000 at January 1, 2007 (the adoption date) and $445,000 at December 31, 2007. Estimated penalties and interest are included in income tax expense. The Company’s tax returns are subject to examination by federal tax authorities for the years 2004 through 2006 and by state authorities for the years 2003 through 2006. The adoption of FASB Interpretation No. 48 did not result in any adjustments to retained earnings at January 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$1,834
Additions based on tax positions related to the current year	502
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(147)

Balance at December 31, 2007	$2,189

Retained earnings at December 31, 2007 included approximately $58.0 million for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for tax purposes. Under SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation. The unrecognized deferred tax liability with respect to our base-year deduction amounted to $23.5 million at December 31, 2007 and 2006.
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
Carrying amounts of cash, due from banks and federal funds sold are considered to approximate fair value. The carrying value of FHLB stock equals cost. The fair value of FHLB stock is based on redemption at par value. The fair values of investment securities and mortgage-backed securities were based on market prices obtained from independent third-party pricing services. The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows, assuming future prepayments and using market rates for new loans with comparable credit risk.
For time deposits and fixed-maturity borrowed funds, the fair value is estimated by discounting estimated future cash flows using currently offered rates. Structured borrowed funds are valued using an option valuation model which uses assumptions for anticipated calls of borrowings based on market interest rates and weighted-average life. For deposit liabilities payable on demand, the fair value is the carrying value at the reporting date. There is no material difference between the fair value and the carrying amounts recognized with respect to our off-balance sheet commitments.
Other important elements that are not deemed to be financial assets or liabilities and, therefore, not considered in these estimates include the value of Hudson City’s retail branch delivery system, its existing core deposit base and banking premises and equipment.

The estimated fair value of Hudson City’s financial instruments are summarized as follows at December 31:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$111,245	$111,245	$125,630	$125,630
Federal funds sold	106,299	106,299	56,616	56,616
Investment securities held to maturity	1,408,501	1,410,246	1,533,969	1,502,934
Investment securities available for sale	2,765,491	2,765,491	4,379,615	4,379,615
Federal Home Loan Bank of New York stock	695,351	695,351	445,006	445,006
Mortgage-backed securities held to maturity	9,565,526	9,566,312	6,925,210	6,804,598
Mortgage-backed securities available for sale	5,005,409	5,005,409	2,404,421	2,404,421
Loans	24,198,138	24,270,758	19,069,151	19,235,250
Liabilities:
Deposits	15,153,382	15,162,402	13,415,587	13,424,527
Borrowed funds	24,141,000	25,046,472	16,973,000	17,069,882
13. Regulatory Matters
Hudson City Savings is subject to comprehensive regulation, supervision and periodic examination by the Office of Thrift Supervision (“OTS”). Deposits at Hudson City Savings are insured up to standard limits of coverage provided by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).
OTS regulations require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Management believes that, as of December 31, 2007, Hudson City Savings met all capital adequacy requirements to which it is subject and would have been categorized as a well-capitalized institution under the prompt corrective action regulations.
The following is a summary of Hudson City Savings’ actual capital amounts and ratios as of December 31, 2007 and 2006, compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution:

			OTS Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
December 31, 2007
Tangible capital	$4,055,952	9.16%	$664,169	1.50%	n/a	n/a
Leverage (core) capital	4,055,952	9.16	1,771,118	4.00	$2,213,898	5.00%
Total-risk-based capital	4,090,693	24.83	1,318,102	8.00	1,647,627	10.00
December 31, 2006
Tangible capital	$4,000,577	11.30%	$530,878	1.50%	n/a	n/a
Leverage (core) capital	4,000,577	11.30	1,415,674	4.00	$1,769,592	5.00%
Total-risk-based capital	4,031,202	30.99	1,040,513	8.00	1,300,642	10.00

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

At December 31, 2007, Hudson City Savings had fixed- and variable-rate first mortgage loan commitments to extend credit of approximately $114.5 million and $83.8 million, respectively, commitments to purchase fixed-rate first mortgage loans of $669.0 million, commitments to purchase variable rate mortgage-backed securities of $520.0 million and unused home equity, overdraft and commercial/construction lines of credit of approximately $134.8 million, $3.2 million, and $27.1 million, respectively. These commitment amounts are not included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the consolidated financial statements of Hudson City will not be materially affected as a result of such legal proceedings.
15. Parent Company Only Financial Statements
Set forth below are the condensed financial statements for Hudson City Bancorp, Inc.:
Statements of Financial Condition

	December 31, 2007	December 31, 2006
	(In thousands)

Assets:
Cash and due from subsidiary bank	$140,486	$576,263
Investment in subsidiary	4,234,428	4,116,112
ESOP loan receivable	236,629	238,846

Total Assets	$4,611,543	$4,931,221

Liabilities and Stockholders’ Equity:
Accrued expenses	$236	$965
Total stockholders’ equity	4,611,307	4,930,256

Total Liabilities and Stockholders’ Equity	$4,611,543	$4,931,221

Statements of Income

	Year Ended December 31,

	2007	2006	2005

	(In thousands)
Income:
Dividends received from subsidiary	$278,176	$282,929	$259,329
Interest on ESOP loan receivable	11,942	12,048	6,954
Interest on deposit with subsidiary	2,820	6,674	5,964

Total income	292,938	301,651	272,247
Expenses	1,059	1,273	1,733

Income before income tax expense and equity in undistributed (overdistributed) earnings of subsidiary	291,879	300,378	270,514
Income tax expense	5,115	6,515	4,205

Income before equity in undistributed (overdistributed) earnings of subsidiary	286,764	293,863	266,309
Equity in undistributed (overdistributed) earnings of subsidiary	9,094	(5,284)	9,746

Net Income	$295,858	$288,579	$276,055

Statements of Cash Flows

	Year Ended December 31,

	2007	2006	2005

	(In thousands)
Cash Flows from Operating Activities:
Net income	$295,858	$288,579	$276,055
Adjustments to reconcile net income to cash provided by operating activities:
Equity in (undistributed) overdistributed earnings	(9,094)	5,284	(9,746)
Decrease (increase) in other assets	—	83	(2)
(Decrease) increase in accrued expenses	(729)	126	713

Net Cash Provided by Operating Activities	286,035	294,072	267,020

Cash Flows from Investing Activities:
Capital contribution to subsidiary	—	—	(3,000,000)
Loan to ESOP	—	—	(189,348)
Principal collected on ESOP loan	2,217	2,112	1,105

Net Cash Provided by (Used in) Investing Activities	2,217	2,112	(3,188,243)

Cash Flows from Financing Activities:
Proceeds from second-step conversion and stock offering, net	—	—	3,953,001
Purchases of treasury stock	(550,215)	(448,237)	(107,499)
Exercise of stock options	3,629	6,819	2,827
Cash dividends paid on unallocated ESOP shares	(12,067)	(11,257)	(7,636)
Cash dividends paid	(165,376)	(161,374)	(102,103)

Net Cash (Used in) Provided by Financing Activities	(724,029)	(614,049)	3,738,590

Net (Decrease) Increase in Cash Due from Bank	(435,777)	(317,865)	817,367
Cash Due from Bank at Beginning of Year	576,263	894,128	76,761

Cash Due from Bank at End of Year	$140,486	$576,263	$894,128

Page121

16. Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2007 and 2006.

	2007 Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands except per share data)
Interest and dividend income	$479,647	$511,494	$548,203	$588,161
Interest expense	323,193	353,836	385,987	417,306

Net interest income	156,454	157,658	162,216	170,855
Provision for loan losses	300	500	2,000	2,000

Net interest income after provision for loan losses	156,154	157,158	160,216	168,855
Non-interest income	1,550	1,823	2,049	1,851
Non-interest expense	41,097	40,867	41,188	44,761

Income before income tax expense	116,607	118,114	121,077	125,945
Income tax expense	45,364	45,450	46,634	48,437

Net income	$71,243	$72,664	$74,443	$77,508

Basic earnings per share	$0.14	$0.14	$0.15	$0.16

Diluted earnings per share	$0.13	$0.14	$0.15	$0.16

	2006 Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands except per share data)
Interest and dividend income	$359,688	$384,140	$422,045	$448,970
Interest expense	202,009	230,551	268,917	300,133

Net interest income	157,679	153,589	153,128	148,837
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	157,679	153,589	153,128	148,837
Non-interest income	1,264	1,455	1,669	1,903
Non-interest expense	38,285	38,515	40,588	41,567

Income before income tax expense	120,658	116,529	114,209	109,173
Income tax expense	45,430	43,361	43,238	39,961

Net income	$75,228	$73,168	$70,971	$69,212

Basic earnings per share	$0.14	$0.14	$0.13	$0.13

Diluted earnings per share	$0.13	$0.13	$0.13	$0.13

Page122

17. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Year Ended December 31,

	2007			2006			2005

			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except per share data)
Net income	$295,858			$288,579			$276,055

Basic earnings per share:
Income available to common stockholders	$295,858	499,608	$0.59	$288,579	536,215	$0.54	$276,055	567,789	$0.49

Effect of dilutive common stock equivalents	—	10,319		—	10,576		—	13,274

Diluted earnings per share:
Income available to common stockholders	$295,858	509,927	$0.58	$288,579	546,791	$0.53	$276,055	581,063	$0.48

18. Recent Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 155”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date,

Page123

unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted; however, we did not early adopt SFAS No.159 and, therefore, adopted the standard as of January 1, 2008. Upon adoption, we did not elect the fair value option for eligible items that existed as of January 1, 2008.
In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative—effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. SFAS No. 157 will affect certain of our fair value disclosures, but is not expected to have a material impact on our financial condition or results of operations. The portion of our assets and liabilities with fair values based on unobservable inputs is not significant.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Page124

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.
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
Hudson City’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.
Hudson City’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This report appears on page 84.
Item 9B. Other Information.
None.

Page125

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 – Election of Directors – General,” “–Who Our Directors Are,” “–Nominees for Election as Directors,” “–Continuing Directors,” “–Executive Officers,” “–Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 22, 2008 and is incorporated herein by reference.
Audit Committee Financial Expert
Information regarding the audit committee of the Company’s Board of Directors, including information regarding audit committee financial expert serving on the audit committee, is presented under the heading “Corporate Governance — Meetings of the Board of Directors and its Committees” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 22, 2008 and is incorporated herein by reference.
Code of Ethics
We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available free of charge by contacting Susan Munhall, Investor Relations, at (201) 967-8290.
Item 11. Executive Compensation.
Information regarding executive compensation is presented under the headings “Compensation Discussion and Analysis – Key Elements of the Compensation Package,” “ –Material Policies and Procedures,” “–Compensation of Executive Officers and Directors– Executive Officer Compensation,” “–Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “ –Compensation Committee Report” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 22, 2008 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 22, 2008 and is incorporated herein by reference. Information regarding equity compensation plans is presented in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 22, 2008 and incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 22, 2008 and is incorporated herein by reference.

Page126

Item 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is presented under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in Hudson City Bancorp’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on April 22, 2008 and is incorporated herein by reference.

Page127

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	The following consolidated financial statements are in Item 8 of this annual report:
•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2007 and 2006

•	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.
(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

2.1	Amended and Restated Plan of Conversion and Reorganization of Hudson City, MHC, Hudson City Bancorp, Inc. and Hudson City Savings Bank (1)

2.2	Agreement and Plan of Merger by and between Hudson City Bancorp, Inc. and Sound Federal Bancorp, Inc. (2)

3.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (4)

4.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)

4.3	Form of Stock Certificate of Hudson City Bancorp, Inc. (3)

10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (Incorporating amendments No. 1,2,3,4,5 and 6) *

10.2	Profit Incentive Bonus Plan of Hudson City Savings Bank (5)

10.3	Agreement between Hudson City Bancorp, Inc. and John M. Tassillo (12)

10.4	Form of Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (together with Schedule pursuant to Instruction 2 of Item 601 of Regulation S-K)*

10.5	Severance Pay Plan of Hudson City Savings Bank (3)

10.6	Hudson City Savings Bank Outside Directors Consultation Plan (3)

10.7	Hudson City Bancorp, Inc. 2000 Stock Option Plan (6)

10.8	Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan (6)

10.9	Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan (7)

10.10	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Ronald E. Butkovich (8)

10.11	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Christopher Nettleton (8)

10.12	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Ronald E. Hermance, Jr. (9)

10.13	Amended and Restated Employment Agreement between Hudson City Savings Bank and Ronald E. Hermance, Jr. (9)

10.14	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and John M. Tassillo (9)

10.15	Amended and Restated Employment Agreement between Hudson City Savings Bank and John M. Tassillo (9)

10.16	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Denis J. Salamone (9)

10.17	Amended and Restated Employment Agreement between Hudson City Savings Bank and Denis J. Salamone (9)

10.18	Executive Officer Annual Incentive Plan of Hudson City Savings Bank (9)

10.19	Amended and Restated Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.20	Amended and Restated Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.21	Amended and Restated Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.22	Form of Amended and Restated Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.23	Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.24	Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.25	Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.26	Form of Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.27	Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (10)

10.28	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (11)

10.29	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (11)

10.30	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (11)

10.31	Benefit Maintenance Plan of Hudson City Savings Bank (11)

EXHIBIT	DESCRIPTION

10.32	Summary of Material Terms of Directed Charitable Contribution Program (11)

10.33	Summary of Director Compensation (11)

21.1	Subsidiaries of Hudson City Bancorp, Inc.*

23.1	Consent of KPMG LLP *

31.1	Certification of Disclosure of Ronald E. Hermance, Jr.*

31.2	Certification of Disclosure of James C. Kranz*

32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

(1)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-122989 on Form S-3 filed with the Securities and Exchange Commission on February 25, 2005, as amended.

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2006.

(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.

(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2003.

(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on February 25, 2005.

(6)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.

(7)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

(8)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-114536 on Form S-8, filed with the Securities and Exchange Commission on April 16, 2004.

(9)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

(10)	Incorporated herein by reference to the Proxy Statement No. 000-26001 filed with the Securities and Exchange Commission on April 28, 2006.

(11)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007.

(12)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007.

(*)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on February 28, 2008.

Hudson City Bancorp, Inc.

By:	/s/ Ronald E. Hermance, Jr.	/s/ James C. Kranz

	Ronald E. Hermance, Jr.	James C. Kranz
	Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald E. Hermance, Jr.	Director, Chairman, President and	February 28, 2008

Ronald E. Hermance, Jr.	Chief Executive Officer (Principal Executive Officer)

/s/ Denis J. Salamone	Director, Senior Executive Vice President and	February 28, 2008

Denis J. Salamone	Chief Operating Officer

/s/ Michael W. Azzara	Director	February 28, 2008

Michael W. Azzara

/s/ William G. Bardel	Director	February 28, 2008

William G. Bardel

/s/ Scott A. Belair	Director	February 28, 2008

Scott A. Belair

/s/ Victoria H. Bruni	Director	February 28, 2008

Victoria H. Bruni

/s/ William J. Cosgrove	Director	February 28, 2008

William J. Cosgrove

/s/ Donald O. Quest	Director	February 28, 2008

Donald O. Quest

/s/ Joseph G. Sponholz	Director	February 28, 2008

Joseph G. Sponholz