Form 10-Q
period 2008-03-31
HUDSON CITY BANCORP INC
filed 2008-05-09
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2008

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
Yes     ☑     No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No     ☑
As of May 5, 2008, the registrant had 519,131,234 shares of common stock, $0.01 par value, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2008	2007
(In thousands, except share and per share amounts)	(unaudited)

Assets:
Cash and due from banks	$142,149	$111,245
Federal funds sold	180,486	106,299

Total cash and cash equivalents	322,635	217,544
Securities available for sale:
Mortgage-backed securities	6,727,124	5,005,409
Investment securities	3,717,331	2,765,491

Securities held to maturity:
Mortgage-backed securities (fair value of $9,772,597 at March 31, 2008 and $9,566,312 at December 31, 2007)	9,676,864	9,565,526
Investment securities (fair value of $122,095 at March 31, 2008 and $1,410,246 at December 31, 2007)	121,715	1,408,501

Total securities	20,243,034	18,744,927

Loans	24,895,694	24,192,281
Deferred loan costs	41,359	40,598
Allowance for loan losses	(36,772)	(34,741)

Net loans	24,900,281	24,198,138

Federal Home Loan Bank of New York stock	744,131	695,351
Foreclosed real estate, net	4,890	4,055
Accrued interest receivable	264,228	245,113
Banking premises and equipment, net	73,809	75,094
Goodwill	152,109	152,109
Other assets	65,133	91,640

Total Assets	$46,770,250	$44,423,971

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$15,490,360	$14,635,412
Noninterest-bearing	586,753	517,970

Total deposits	16,077,113	15,153,382

Repurchase agreements	12,000,000	12,016,000
Federal Home Loan Bank of New York advances	13,225,000	12,125,000

Total borrowed funds	25,225,000	24,141,000

Due to brokers	464,819	281,853
Accrued expenses and other liabilities	293,229	236,429

Total liabilities	42,060,161	39,812,664

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 518,858,674 shares outstanding at March 31, 2008 and 518,569,602 shares outstanding at December 31, 2007	7,415	7,415
Additional paid-in capital	4,586,713	4,578,578
Retained earnings	2,045,787	2,002,049
Treasury stock, at cost; 222,607,881 shares at March 31, 2008 and 222,896,953 shares at December 31, 2007	(1,770,360)	(1,771,106)
Unallocated common stock held by the employee stock ownership plan	(220,749)	(222,251)
Accumulated other comprehensive income, net of tax	61,283	16,622

Total shareholders’ equity	4,710,089	4,611,307

Total Liabilities and Shareholders’ Equity	$46,770,250	$44,423,971

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$346,277	$269,682
Consumer and other loans	6,856	6,892
Mortgage-backed securities held to maturity	124,845	95,517
Mortgage-backed securities available for sale	69,510	28,291
Investment securities held to maturity	10,946	18,613
Investment securities available for sale	38,555	50,835
Dividends on Federal Home Loan Bank of New York stock	14,226	7,472
Federal funds sold	2,073	2,345

Total interest and dividend income	613,288	479,647

Interest Expense:
Deposits	158,016	141,963
Borrowed funds	261,957	181,230

Total interest expense	419,973	323,193

Net interest income	193,315	156,454
Provision for Loan Losses	2,500	300

Net interest income after provision for loan losses	190,815	156,154

Non-Interest Income:

Service charges and other income	2,221	1,550

Non-Interest Expense:
Compensation and employee benefits	31,545	25,748
Net occupancy expense	7,371	7,209
Federal deposit insurance assessment	416	441
Computer and related services	639	666
Other expense	8,141	7,033

Total non-interest expense	48,112	41,097

Income before income tax expense	144,924	116,607
Income Tax Expense	56,255	45,364

Net income	$88,669	$71,243

Basic Earnings Per Share	$0.18	$0.14

Diluted Earnings Per Share	$0.18	$0.13

Weighted Average Number of Common Shares Outstanding:
Basic	483,092,588	518,416,987
Diluted	494,384,738	529,034,187
See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands, except per share data)

Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,578,578	4,553,614
Stock option plan expense	3,702	3,064
Tax benefit from stock plans	1,722	1,451
Allocation of ESOP stock	2,340	1,799
Vesting of RRP stock	371	536

Balance at end of period	4,586,713	4,560,464

Retained Earnings:
Balance at beginning of year	2,002,049	1,877,840
Net Income	88,669	71,243
Dividends paid on common stock ($0.09 and $0.08 per share, respectively)	(43,483)	(41,704)
Exercise of stock options	(1,448)	(1,686)

Balance at end of period	2,045,787	1,905,693

Treasury Stock:
Balance at beginning of year	(1,771,106)	(1,230,793)
Purchase of common stock	(3,143)	(153,083)
Exercise of stock options	3,889	3,075

Balance at end of period	(1,770,360)	(1,380,801)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(222,251)	(228,257)
Allocation of ESOP stock	1,502	1,502

Balance at end of period	(220,749)	(226,755)

Accumulated other comprehensive income(loss):
Balance at beginning of year	16,622	(49,563)
Unrealized holding gains arising during period, net of tax expense of $30,848 and $10,083 in 2008 and 2007, respectively	44,667	14,599
Pension and other postretirement benefits adjustment, net of tax benefit of $4 and $0 for 2008 and 2007, respectively	(6)	—

Balance at end of period	61,283	(34,964)

Total Shareholders’ Equity	$4,710,089	$4,831,052

Summary of comprehensive income
Net income	$88,669	$71,243
Other comprehensive income, net of tax	44,661	14,599

Total comprehensive income	$133,330	$85,842

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three months
	Ended March 31,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$88,669	$71,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	6,444	5,487
Provision for loan losses	2,500	300
Share-based compensation, including committed ESOP shares	7,915	6,901
Deferred tax benefit (expense)	(5,367)	6,139
Increase in accrued interest receivable	(19,115)	(23,834)
Decrease in other assets	467	12,380
Increase in accrued expenses and other liabilities	56,795	16,045

Net Cash Provided by Operating Activities	138,308	94,661

Cash Flows from Investing Activities:
Originations of loans	(820,420)	(649,580)
Purchases of loans	(543,418)	(1,077,702)
Principal payments on loans	655,923	540,626
Principal collection of mortgage-backed securities held to maturity	310,267	268,687
Purchases of mortgage-backed securities held to maturity	(423,049)	(1,431,636)
Principal collection of mortgage-backed securities available for sale	216,717	179,322
Purchases of mortgage-backed securities available for sale	(1,717,950)	(38,261)
Proceeds from maturities and calls of investment securities held to maturity	1,286,840	—
Proceeds from maturities and calls of investment securities available for sale	984,901	575,000
Purchases of investment securities available for sale	(1,900,000)	(300,000)
Purchases of Federal Home Loan Bank of New York stock	(49,500)	(78,750)
Redemption of Federal Home Loan Bank of New York stock	720	9,315
Purchases of premises and equipment, net	(1,167)	(3,330)
Net proceeds from sale of foreclosed real estate	1,651	1,699

Net Cash Used in Investment Activities	(1,998,485)	(2,004,610)

Cash Flows from Financing Activities:
Net increase in deposits	923,731	498,728
Proceeds from borrowed funds	1,100,000	2,900,000
Principal payments on borrowed funds	(16,000)	(1,357,000)
Dividends paid	(43,483)	(41,704)
Purchases of treasury stock	(3,143)	(153,083)
Exercise of stock options	2,441	1,389
Tax benefit from stock plans	1,722	1,451

Net Cash Provided by Financing Activities	1,965,268	1,849,781

Net Increase (Decrease) in Cash and Cash Equivalents	105,091	(60,168)
Cash and Cash Equivalents at Beginning of Year	217,544	182,246

Cash and Cash Equivalents at End of Period	$322,635	$122,078

Supplemental Disclosures:
Interest paid	$415,872	$318,855

Loans transferred to foreclosed real estate	$2,703	$1,163

Income tax payments (refunds)	$5,181	$(768)

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Organization
Hudson City Bancorp, Inc. (“Hudson City Bancorp”) is a Delaware corporation organized in March 1999 by Hudson City Savings Bank (“Hudson City Savings”) in connection with the conversion and reorganization of Hudson City Savings from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure. Prior to June 7, 2005, a majority of Hudson City Bancorp’s common stock was owned by Hudson City, MHC, a mutual holding company. On June 7, 2005, Hudson City Bancorp, Hudson City Savings and Hudson City, MHC reorganized from a two-tier mutual holding company structure to a stock holding company structure, and Hudson City MHC was merged into Hudson City Bancorp.
2. Basis of Presentation
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s December 31, 2007 Annual Report on Form 10-K.
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2008			2007
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)

Net income	$88,669			$71,243

Basic earnings per share:
Income available to common stockholders	$88,669	483,093	$0.18	$71,243	518,417	$0.14

Effect of dilutive common stock equivalents	—	11,292		—	10,617

Diluted earnings per share:
Income available to common stockholders	$88,669	494,385	$0.18	$71,243	529,034	$0.13

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
4. Stock Repurchase Programs
Under our previously announced stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock, which may be reissued for general corporate use. During the three months ended March 31, 2008, we purchased 200,000 shares of our common stock at an aggregate cost of $3.1 million. As of March 31, 2008, there remained 54,973,550 shares to be purchased under the existing stock repurchase programs.
5. Fair Value Measurements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. Our adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.
The following disclosures, which include certain disclosures which are generally not required in interim period financial statements, are included herein as a result of our adoption of SFAS No. 157.
We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at March 31, 2008. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, impaired loans and goodwill. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.
In accordance with SFAS No. 157, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
We base our fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
Assets that we measure on a recurring basis are limited to our available-for-sale portfolio. Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by government-sponsored enterprises. The fair values of these securities are obtained from an independent nationally recognized pricing service. Our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. We also own equity securities with a carrying value of $7.4 million for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2008.

		Fair Value Measurements at March 31, 2008
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
		(In thousands)

Available for sale:
Mortgage-backed securities	$6,727,124	$—	$6,727,124	$—
Investment securities	3,717,331	7,354	3,709,977	—

Total available for sale	$10,444,455	$7,354	$10,437,101	$—

Assets that were measured at fair value on a nonrecurring basis at March 31, 2008 were limited to foreclosed real estate. Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of an allowance for losses, at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or a drive-by inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, is classified as Level 3. During the first quarter of 2008, write downs related to foreclosed real estate amounted to $301,000.
Foreclosed real estate at March 31, 2008 amounted to $4.9 million. The following table includes those properties within our portfolio of foreclosed real estate that we measured at fair value during the three months ended March 31, 2008.

Fair Value Measurements at March 31, 2008
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Assets (Level 1)	(Level 2)	(Level 3)
(In thousands)
Foreclosed real estate	$—	$—	$1,582

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
6. Postretirement Plans
We maintain non-contributory retirement and post-retirement plans to cover employees hired prior to August 1, 2005, including retired employees, who have met the eligibility requirements of the plans. Benefits under the qualified and non-qualified defined benefit retirement plans are based primarily on years of service and compensation. Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, which is maintained for certain employees, is unfunded.
In 2005, we limited participation in the non-contributory retirement plan and the post-retirement benefit plan to those employees hired on or before July 31, 2005. We also placed a cap on paid medical expenses at the 2007 rate, beginning in 2008, for those eligible employees who retire after December 31, 2005. As part of our acquisition of Sound Federal in 2006, participation in the Sound Federal retirement plans and the accrual of benefits for such plans were frozen as of the acquisition date.
The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended March 31,
	Retirement Plans		Other Benefits
	2008	2007	2008	2007
	(In thousands)
Service cost	$881	$810	$253	$268
Interest cost	1,682	1,569	544	525
Expected return on assets	(2,135)	(2,034)	—	—
Amortization of:
Net loss	81	37	141	144
Unrecognized prior service cost	82	69	(391)	(391)

Net periodic benefit cost	$591	$451	$547	$546

We made no contributions to the pension plans during the first quarter of 2008 or 2007.
7. Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	Three Months Ended March 31,
	2008		2007
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	29,080,114	$7.91	26,979,989	$6.89
Granted	3,675,000	15.69	3,127,500	13.78
Exercised	(489,072)	4.99	(456,471)	3.04
Forfeited	—	—	(66,740)	—

Outstanding at end of period	32,266,042	8.84	29,584,278	7.68

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP Plan”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Compensation Committee of the Board of Directors of Hudson City Bancorp, Inc. (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the SIP Plan. Grants were made in 2006 and 2007 pursuant to the SIP Plan for 7,960,000 and 3,527,500 options, respectively, at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 4,535,000 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 6,952,500 shares have vesting periods ranging from two to three years if certain financial performance measures are met. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2006 and 2007 grants.
In January 2008, the Committee authorized a third grant (the “2008 grants”) pursuant to the SIP Plan for 3,675,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 3,525,000 will vest in January 2011 if certain financial performance measures are met. The remaining 150,000 options will vest in January 2009. The 2008 grants have an expiration period of ten years. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2008 grants.
The fair value of the 2008 grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during the three months ended March 31, 2008 was $2.82.

2008
Expected dividend yield	2.30%
Expected volatility	20.70%
Risk-free interest rate	2.86%
Expected option life	5.5 years
Compensation expense related to our outstanding stock options amounted to $3.7 million and $3.1 million for the three months ended March 31, 2008 and 2007, respectively.
8. Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect SFAS No. 161 will have a material impact on our financial statement disclosures.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that a parent

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
recognize a gain or loss in net income when a subsidiary is deconsolidated. A parent deconsolidates a subsidiary as of the date the parent ceases to have a controlling financial interest in the subsidiary. If a parent retains a non-controlling equity investment in the former subsidiary, that investment is measured at its fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the non-controlling equity investment. SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the non-controlling owners of a subsidiary. This includes a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for Hudson City Bancorp). Earlier adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods. We do not expect SFAS No. 160 will have a material impact on our financial condition or results of operations.
In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF Issue No. 06-11 addresses a company’s recognition of an income tax benefit received on dividends that are (a) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123(R). The EITF reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. Unrealized income tax benefits from dividends on equity-classified employee share-based payment awards should be excluded from the pool of excess tax benefits available to absorb potential future tax deficiencies. The accounting treatment of the income tax benefits from these dividends would be applied on a prospective basis. EITF Issue No. 06-11 is effective for fiscal years beginning after September 15, 2007. We adopted EITF Issue No. 06-11 as of January 1, 2008 and its adoption did not have a material impact on our financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 155”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008. We did not elect the fair value option for eligible items that existed as of January 1, 2008 (the adoption date) or during the first quarter of 2008.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We continue to focus on our traditional thrift business model by growing our franchise through the origination and purchase of one- to four-family mortgage loans and funding this loan production with borrowings and growth in deposit accounts.
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
The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) decreased the overnight lending rate by 50 basis points during the fourth quarter of 2007 and another 200 basis points to 2.25% during the first quarter of 2008. The large decrease in the overnight lending rate was in response to the continued liquidity crisis in the credit markets and recessionary concerns. As a result, short-term market interest rates decreased during the fourth quarter of 2007 and the first quarter of 2008. Longer-term market interest rates also decreased during the fourth quarter of 2007 and the first quarter of 2008, but at a slower pace than the short-term interest rates and, as a result, the yield curve continued to steepen. The sharp decline of short-term interest rates during the first quarter resulted in lower deposit costs. As a result, our net interest rate spread and net interest margin increased from the fourth quarter of 2007 as well as from the first quarter of 2007.
Net income increased 24.6% for the first quarter of 2008 to $88.7 million as compared to $71.2 million for the first quarter of 2007. Basic and diluted earnings per share for the first quarter of 2008 were both $0.18, compared with $0.14 and $0.13, respectively, for the first quarter of 2007. Our annualized return on average stockholders’ equity was 7.60% for the first quarter of 2008, as compared to 5.80% for the comparable period in 2007. Our annualized return on average assets for the first quarter of 2008 was 0.79% as compared to 0.78% for the first quarter of 2007. The increase in our annualized return on average equity and average assets is due primarily to the increase in our net income during the first quarter of 2008 as compared to the first quarter of 2007. The increase in our annualized return on average equity was also due to a decrease in average shareholders’ equity due to significant stock repurchases during 2007.
Net interest income increased 23.5% to $193.3 million due primarily to the overall growth in our balance sheet and an increase in the average yield earned on interest-earning assets. Our total average interest-earning assets for the quarter ended March 31, 2008 increased 23.9% to $44.37 billion as compared to $35.81 billion for the first quarter of 2007, while the yields earned on these assets increased 17 basis points over those same periods. Our total average interest-bearing liabilities increased 28.9% to $39.66 billion for the quarter ended March 31, 2008 and the average cost was unchanged at 4.26%.

The provision for loan losses amounted to $2.5 million for the first quarter of 2008 as compared to $300,000 for the first quarter of 2007. The increase in the provision for loan losses reflects the risks inherent in our loan portfolio due to decreases in real estate values in our lending markets, the increase in non-performing loans and the overall growth of our loan portfolio. The ratio of non-performing loans to total loans was 0.41% at March 31, 2008 as compared to 0.33% at December 31, 2007. The increase in non-performing loans reflects the general weakening of the overall economy, which according to some economists may be bordering on or already in a recession, coupled with the continued deterioration of the housing market. The conditions in the housing market are evidenced by declining house prices, reduced levels of home sales, increasing inventories of houses on the market, and an increase in the length of time houses remain on the market.
Total non-interest expense increased $7.0 million, or 17.0%, to $48.1 million for the first quarter of 2008 from $41.1 million for the first quarter of 2007. The increase is primarily due to a $5.8 million increase in compensation and employee benefits and a $1.1 million increase in other expense.
We have been able to grow our assets by 5.3% to $46.77 billion at March 31, 2008 from $44.42 billion at December 31, 2007, by originating and purchasing mortgage loans and purchasing mortgage-backed securities. Loans increased $702.1 million to $24.90 billion at March 31, 2008 from $24.20 billion at December 31, 2007. During the first quarter of 2008, we originated $820.4 million of loans and purchased $543.4 million of loans. We have been able to increase our origination of loans as a result of the acquisition of Sound Federal and the expansion of our mortgage broker network. The acquisition of Sound Federal has given us a presence in Westchester County, New York and Fairfield County, Connecticut. The Connecticut market in particular has provided strong loan growth and is our second largest county for loan production.
Total securities increased $1.50 billion to $20.24 billion at March 31, 2008 from $18.74 billion at December 31, 2007. The increase in securities was primarily due to purchases of mortgage-backed securities of $2.14 billion partially offset by principal collections on mortgage-backed securities of $527.0 million.
The increase in our total assets was funded primarily by borrowings and customer deposits. Borrowed funds increased $1.09 billion to $25.23 billion at March 31, 2008 from $24.14 billion at December 31, 2007. During the first quarter of 2008, we were able to attract deposits even though short-term rates decreased. Deposits increased $923.7 million to $16.08 billion at March 31, 2008 from $15.15 billion at December 31, 2007. The increase in deposits was attributable to growth in our time deposits and money market accounts. The increase in these accounts was a result of our competitive pricing strategies that focused on attracting these types of deposits as well as customer preferences for time deposits rather than other types of deposit accounts.
Comparison of Financial Condition at March 31, 2008 and December 31, 2007
During the first quarter of 2008, our total assets increased $2.35 billion, or 5.3%, to $46.77 billion at March 31, 2008 from $44.42 billion at December 31, 2007.
Loans increased $702.1 million, or 2.9%, to $24.90 billion at March 31, 2008 from $24.20 billion at December 31, 2007 due primarily to the origination of one-to four- family first mortgage loans in New Jersey, New York and Connecticut and our continued loan purchase activity. For the first three months of 2008, we originated $820.4 million and purchased $543.4 million of loans, compared to originations of

$649.6 million and purchases of $1.08 billion for the comparable period in 2007. The origination and purchases of loans were partially offset by principal repayments of $655.9 million in the first quarter of 2008 as compared to $540.6 million for the first quarter of 2007. While the residential real estate markets have slowed during the past year, our competitive rates and the decreased mortgage lending competition, along with the general attrition of lending competitors, have resulted in increased origination productivity for the first three months of 2008. The decrease in the purchases of mortgage loans during the first quarter of 2008 was due primarily to the continued reduction of activity in the secondary residential mortgage market as a result of the disruption and volatility in the financial and capital marketplaces. At March 31, 2008, commitments to originate and purchase mortgage loans amounted to $575.1 million and $1.12 billion, respectively as compared to $282.5 million and $1.17 billion, respectively at March 31, 2007.
Our first mortgage loan originations and purchases were substantially in one-to four-family mortgage loans. Approximately 48.0% of mortgage loan originations were variable-rate loans. Substantially all purchased mortgage loans were fixed-rate loans since variable-rate loans available for purchase are typically outside of our defined geographic parameters and include features, such as option ARM’s, that do not meet our underwriting standards. Fixed-rate mortgage loans accounted for 80.5% of our first mortgage loan portfolio at March 31, 2008 and December 31, 2007.
Total mortgage-backed securities increased $1.83 billion to $16.40 billion at March 31, 2008 from $14.57 billion at December 31, 2007. This increase in total mortgage-backed securities resulted from $2.14 billion in purchases of securities, all of which were issued by a U.S. government agency or U.S. government-sponsored enterprise. The increase was partially offset by repayments of $527.0 million. At March 31, 2008, variable-rate mortgage-backed securities accounted for 80.5% of our portfolio compared with 82.3% at December 31, 2007. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our primary lending activities are the origination and purchase of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations.
Total investment securities decreased $335.0 million to $3.8 billion at March 31, 2008 as compared to $4.2 billion at December 31, 2007. Investment securities held to maturity decreased $1.29 billion substantially offset by a $951.8 million increase in investment securities available for sale. The decrease in total investment securities was the result of calls of held to maturity and available for sale investment securities of $1.29 billion and $984.9 million, respectively. The calls were partially offset by purchases of investment securities available for sale of $1.90 billion for the first quarter of 2008. We did not purchase any investment securities classified as held to maturity during the first quarter of 2008.
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in shareholders’ equity. We base our fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by government-sponsored enterprises. As such, we believe the fair values of these securities have been more stable than other debt securities in the marketplace. The fair values of these securities are obtained from an independent nationally recognized pricing service. Our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. We also own equity securities with a carrying value of $7.4 million for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.
Total cash and cash equivalents increased $105.1 million to $322.6 million at March 31, 2008 as compared to $217.5 million at December 31, 2007. Accrued interest receivable increased $19.1 million, primarily due to increased balances in loans and investments. The $26.5 million decrease in other assets was primarily due to a decrease of $25.4 million in deferred tax assets due primarily to the tax effect of the change in net unrealized gain on securities available for sale.
Total liabilities increased $2.25 billion, or 5.7%, to $42.06 billion at March 31, 2008 from $39.81 billion at December 31, 2007. The increase in total liabilities primarily reflected a $1.09 billion increase in borrowed funds and a $923.7 million increase in deposits. The increase in borrowed funds was the result of $1.10 billion of new borrowings at a weighted-average rate of 2.96%, partially offset by repayments of $16.0 million with a weighted average rate of 4.94%. The new borrowings have final maturities of ten years and initial call dates of three years. The additional borrowed funds were used primarily to fund our asset growth. Borrowed funds at March 31, 2008 were comprised of $13.23 billion of Federal Home Loan Bank advances and $12.00 billion of securities sold under agreements to repurchase.
The increase in total deposits reflected a $567.1 million increase in our time deposits, a $297.8 million increase in our money market checking accounts and a $68.8 million increase in our demand accounts. These increases were partially offset by a $10.0 million decrease in our interest-bearing transaction accounts and savings accounts, due primarily to customers shifting deposits to short-term time deposits. The increase in our time deposits and money market checking accounts reflects our competitive pricing, our branch expansion and customer preference for these types of deposits.
Other liabilities increased to $293.2 million at March 31, 2008 as compared to $236.4 million at December 31, 2007. The increase is the result of an increase in accrued income taxes of $55.2 million. Due to brokers amounted to $464.8 million at March 31, 2008 as compared to $281.9 million at December 31, 2007. Due to brokers represents securities purchased in the first quarter of 2008 with settlement dates in the second quarter of 2008.
Total shareholders’ equity increased $98.8 million to $4.71 billion at March 31, 2008 from $4.61 billion at December 31, 2007. The increase was primarily due to net income of $88.7 million for the quarter ended March 31, 2008 and a $44.7 million increase in accumulated other comprehensive income. These increases to shareholders’ equity were partially offset by cash dividends paid to common shareholders of $43.5 million and repurchases of 200,000 shares of our outstanding common stock at an aggregate cost of $3.1 million.
The accumulated other comprehensive income of $61.3 million at March 31, 2008 includes a $64.3 million after-tax net unrealized gain on securities available for sale ($108.7 million pre-tax) reflecting the increase in the value of the securities in the declining interest rate environment. We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by U.S. government—sponsored enterprises. We do not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans.
As of March 31, 2008, 54,973,550 shares were available for repurchase under our existing stock repurchase program. At March 31, 2008, our shareholders’ equity to asset ratio was 10.07% compared with 10.38% at December 31, 2007. For the first quarter of 2008, the ratio of average shareholders’ equity to average assets was 10.35% compared with 11.93% for the fourth quarter of 2007. This decrease primarily reflected our strategy to grow assets and pay dividends. During the first quarter of 2008, we repurchased 200,000 shares of our outstanding common stock at a total cost of $3.1 million as compared to 3.9 million shares repurchased during the fourth quarter of 2007 at a total cost of $58.9 million. We repurchased fewer shares in the first quarter of 2008 because we were able to leverage our capital more effectively by growing our balance sheet as the yield curve became steeper.
Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.75 at March 31, 2008 and $9.55 at December 31, 2007. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.41 as of March 31, 2008 and $9.22 at December 31, 2007.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and 2007
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended March 31, 2008 and 2007. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2008				2007
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$24,050,648	$346,277	5.76%		$19,014,206	$269,682	5.67%
Consumer and other loans	435,627	6,856	6.30		423,536	6,892	6.51
Federal funds sold	277,400	2,073	3.01		179,622	2,345	5.29
Mortgage-backed securities at amortized cost	14,690,323	194,355	5.29		9,801,089	123,808	5.05
Federal Home Loan Bank stock	721,542	14,226	7.89		472,986	7,472	6.32
Investment securities, at amortized cost	4,190,796	49,501	4.72		5,915,167	69,448	4.70

Total interest-earning assets	44,366,336	613,288	5.53		35,806,606	479,647	5.36

Noninterest-earnings assets	749,141				588,193

Total Assets	$45,115,477				$36,394,799

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$731,766	1,372	0.75		$797,961	1,829	0.93
Interest-bearing transaction accounts	1,565,329	12,901	3.31		2,012,707	16,717	3.37
Money market accounts	1,682,795	15,897	3.80		934,900	8,156	3.54
Time deposits	10,952,763	127,846	4.69		9,431,588	115,261	4.96

Total interest-bearing deposits	14,932,653	158,016	4.26		13,177,156	141,963	4.37

Repurchase agreements	12,006,644	128,407	4.30		8,920,900	89,431	4.07
Federal Home Loan Bank of New York advances	12,716,379	133,550	4.22		8,673,889	91,799	4.29

Total borrowed funds	24,723,023	261,957	4.26		17,594,789	181,230	4.18

Total interest-bearing liabilities	39,655,676	419,973	4.26		30,771,945	323,193	4.26

Noninterest-bearing liabilities:
Noninterest-bearing deposits	509,924				486,934
Other noninterest-bearing liabilities	280,569				221,225

Total noninterest-bearing liabilities	790,493				708,159

Total liabilities	40,446,169				31,480,104
Shareholders’ equity	4,669,308				4,914,695

Total Liabilities and Shareholders’ Equity	$45,115,477				$36,394,799

Net interest income/net interest rate spread (2)		$193,315	1.27			$156,454	1.10

Net interest-earning assets/net interest margin (3)	$4,710,660		1.72%		$5,034,661		1.70%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	x			1.16	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $88.7 million for the first quarter of 2008, an increase of $17.5 million, or 24.6%, compared with net income of $71.2 million for the first quarter of 2007. Basic and diluted earnings per common share were both $0.18 for the first quarter of 2008 as compared to $0.14 and $0.13, respectively, for the first quarter of 2007. For the three months ended March 31, 2008, our annualized return on average shareholders’ equity was 7.60%, compared with 5.80% for the comparable period in 2007. Our annualized return on average assets for the first quarter of 2008 was 0.79% as compared to 0.78% for the first quarter of 2007. The increase in the annualized return on average equity and assets is primarily due to the increase in net income during the first three months of 2008. The increase in the annualized return on average equity is also due to a $245.4 million decrease in average stockholders’ equity for the first quarter of 2008 as compared to the first quarter of 2007 due primarily to an increase in treasury stock as a result of our significant stock repurchases during 2007.
Interest and Dividend Income. Total interest and dividend income for the first quarter of 2008 increased $133.7 million, or 27.9%, to $613.3 million as compared to $479.6 million for the first quarter of 2007. The increase in total interest and dividend income was primarily due to an $8.56 billion, or 23.9%, increase in the average balance of total interest-earning assets to $44.37 billion for the first quarter of 2008 as compared to $35.81 billion for the first quarter of 2007. The increase in interest and dividend income was also partially due to an increase of 17 basis points in the annualized weighted-average yield on total interest-earning assets to 5.53% for the three month period ended March 31, 2008 from 5.36% for the comparable period in 2007.
Interest on first mortgage loans increased $76.6 million to $346.3 million for the first quarter of 2008 as compared to $269.7 million for the same period in 2007. This was primarily due to a $5.04 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on the growth of our mortgage loan portfolio. The increase in first mortgage loan income was also due to a nine basis point increase in the weighted-average yield to 5.76%. While market interest rates generally decreased in the second half of 2007 and during the first quarter of 2008, market interest rates on mortgage loans remained stable.
Interest on consumer and other loans remained virtually unchanged at $6.9 million for the first quarter of 2008 and 2007. The average balance of consumer and other loans increased $12.1 million to $435.6 million for the first quarter of 2008 as compared to $423.5 million for the first quarter of 2007 and the average yield earned decreased 21 basis points to 6.30% as compared to 6.51% the same respective periods.
Interest on mortgage-backed securities increased $70.6 million to $194.4 million for the first quarter of 2008 as compared to $123.8 million for the first quarter of 2007. This increase was due primarily to a $4.89 billion increase in the average balance of mortgage-backed securities to $14.69 billion during the first quarter of 2008 as compared to $9.80 billion the first quarter of 2007, and a 24 basis point increase in the weighted-average yield to 5.29%.
The increases in the average balances of mortgage-backed securities were due to purchases of variable-rate mortgage-backed securities as part of our interest rate risk management strategy. Since our primary lending activities are the origination and purchase of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations while providing a source of cash flow from monthly principal and interest payments. The increase in the weighted average yield on mortgage-backed securities is a result of higher yields on securities purchased during 2007 when market interest rates were higher than the yield earned on the existing portfolio.
Interest on investment securities decreased $19.9 million to $49.5 million during the first quarter of 2008 as compared to $69.4 million for the first quarter of 2007. This decrease was due primarily to a $1.72 billion decrease in the average balance of investment securities to $4.19 billion. The decrease in the average balance of investment securities was due to increased call activity as a result of the decrease in market rates of securities with a shorter duration during the second half of 2007 and first quarter of 2008. The average yield on investment securities increased two basis points to 4.72%.
Dividends on FHLB stock increased $6.7 million or 89.3% to $14.2 million for the first quarter of 2008 as compared to $7.5 million for the first quarter of 2007. This increase was due to a $248.5 million increase in the average balance to $721.5 million for the first quarter of 2008 as compared to $473.0 million for the same quarter in 2007. The increase was also due to a 157 basis point increase in the average yield to 7.89% as compared to 6.32% for the same period last year.
Interest Expense. Total interest expense for the three months ended March 31, 2008 increased $96.8 million, or 29.9%, to $420.0 million as compared to $323.2 million for the three months ended March 31, 2007. This increase was primarily due to an $8.89 billion, or 28.9%, increase in the average balance of total interest-bearing liabilities to $39.66 billion for the quarter ended March 31, 2008 compared with $30.77 billion for the first quarter of 2007. This increase in interest-bearing liabilities was primarily used to fund asset growth. The weighted-average cost of total interest-bearing liabilities was unchanged at 4.26% for the quarters ended March 31, 2008 and 2007.
Interest expense on our time deposit accounts increased $12.5 million to $127.8 million for the first quarter of 2008 as compared to $115.3 million for the first quarter of 2007. This increase was due to a $1.52 billion increase in the average balance of time deposit accounts to $10.95 billion from $9.43 billion for the first quarter of 2007. This increase was partially offset by a decrease in the annualized weighted-average cost of 27 basis points to 4.69%. Interest expense on money market accounts increased $7.7 million to $15.9 million for the first quarter of 2008 as compared to $8.2 million for the same quarter in 2007. This increase was due to a $747.9 million increase in the average balance to $1.68 billion, and a 26 basis point increase in the annualized weighted-average cost, reflecting the competitive pricing of this product. The increase in our time deposits and money market checking accounts reflects our competitive pricing, our branch expansion and customer preference for these types of deposits. Interest expense on our interest-bearing transaction accounts decreased $3.8 million to $12.9 million for the first quarter of 2008 as compared to $16.7 million for the first quarter of 2007. This decrease was primarily due to a $447.4 million decrease in the average balance to $1.57 billion, reflecting customer preferences for short-term time and money market deposit products.
The overall increase in the average balance of interest-bearing deposits reflects our growth strategy which includes de novo branches as well as growth in existing branches. We opened 8 new branches since the first quarter of 2007. The decrease in the average cost of deposits, particularly time deposits, savings accounts and transaction accounts, for the three month period reflected decreasing market interest rates.
Interest expense on borrowed funds increased $80.7 million to $262.0 million as compared to $181.2 million for the first quarter of 2007 primarily due to a $7.13 billion increase in the average balance of borrowed funds to $24.72 billion and an eight basis point increase in the annualized weighted-average cost of borrowed funds to 4.26%.

Borrowed funds were primarily used to fund the growth in interest-earning assets. The increase in the average cost of borrowings for the first quarter of 2008 reflected new borrowings in 2007, when market interest rates were higher than existing borrowings and borrowings that were called. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. Based on market interest rates as of March 31, 2008, we anticipate that approximately $100.0 million of borrowings with call dates in 2008 will be called.
Net Interest Income. Net interest income increased $36.8 million, or 23.5%, to $193.3 million for the first quarter of 2008 compared with $156.5 million for the first quarter of 2007. Our net interest rate spread increased 17 basis points to 1.27% for the first quarter of 2008 from 1.10% for the comparable period in 2007. Our net interest margin increased two basis points to 1.72% for the first quarter of 2008 from 1.70% for the comparable period in 2007. Our net interest margin increased to 1.74% for the month of March.
The increase in our net interest margin and net interest rate spread was primarily due to the increase in the weighted-average yield on interest-earning assets compared with the weighted-average cost of interest-bearing liabilities which remained unchanged. The decreases in market interest rates during the second half of 2007 and the first quarter of 2008 allowed us to lower the cost of our interest-bearing liabilities at a faster pace than our interest-earning assets repriced. As a result, our net interest rate margin and net interest rate spread increased during the first quarter of 2008.
Provision for Loan Losses. The provision for loan losses amounted to $2.5 million for the quarter ended March 31, 2008 as compared to $300,000 for the quarter ended March 31, 2007. The allowance for loan losses amounted to $36.8 million and $34.7 million at March 31, 2008 and December 31, 2007, respectively. We recorded our provision for loan losses during the first three months of 2008 based on our allowance for loan losses methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, which increased to $102.3 million at March 31, 2008 as compared to $79.4 million at December 31, 2007. See “Critical Accounting Policies — Allowance for Loan Losses.”
Due to the nature of our homogenous loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed substantially on a pooled basis. A component of our methodology includes assigning potential loss factors to the payment status of multiple residential loan categories with the objective of assessing the potential risk inherent in each loan type. We also consider growth in the loan portfolio in our determination of the allowance for loan losses. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, the results of our foreclosed property transactions and market conditions. We use this systematic methodology as a tool, together with qualitative analysis performed by our Asset Quality Committee to estimate the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy, changes in interest rates, the results of our foreclosed property transactions and loan portfolio growth. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with loan-to-value ratios of less than 80%. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the first quarter of 2008, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, deteriorated during 2007 and the first quarter of 2008 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. In addition, general economic conditions in the United States have also worsened as evidenced by slower economic growth. However, the decline in the economic and housing conditions in the New York metropolitan area has not been as severe as the rest of the country. We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina. At March 31, 2008, approximately 67% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts and Michigan each accounted for 6%, 5%, 4%, 3% and 2%, respectively of total loans. The remaining 13% of the loan portfolio is secured by real estate primarily in the Northeast quadrant of the United States. With respect to our non-performing loans, approximately 64% are in the New York metropolitan area and 4%, 5%, 4%, 3% and 5% are located in the states of Virginia, Illinois, Maryland, Massachusetts and Michigan. The remaining 15% of our non-performing loans are secured by real estate primarily in the Northeast quadrant of the United States. We considered these trends in market conditions in determining the provision for loan losses also taking into account the continued growth of our loan portfolio.
The second half of 2007 and first quarter of 2008 has been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the sub-prime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market and the lack of available liquidity that previously existed through securitization transactions. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing market. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Sub-prime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market in which we participate. We continue to adhere to prudent underwriting standards. However, based on our evaluation of the foregoing factors, and in recognition of the recent increases in non-performing loans and net loan charge-offs, our analyses indicated that a provision for loan losses was warranted during the first quarter of 2008.
At March 31, 2008, first mortgage loans secured by one-to four family properties accounted for 98.0% of total loans. Fixed-rate mortgage loans represent 80.5% of our first mortgage loans. Fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans.
Non-performing loans amounted to $102.3 million at March 31, 2008 as compared to $79.4 million at December 31, 2007. Non-performing loans at March 31, 2008 included $97.2 million of one- to four-family first mortgage loans as compared to $75.8 million at December 31, 2007. The ratio of non-performing loans to total loans was 0.41% at March 31, 2008 compared with 0.33% at December 31, 2007. The ratio of the allowance for loan losses to non-performing loans was 35.96% at March 31, 2008 compared with 43.75% at December 31, 2007. The allowance for loan losses as a percent of total loans was 0.15% at March 31, 2008 compared with 0.14% at December 31, 2007. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. At March 31, 2008, our non-performing mortgage loans had an average loan-to-value ratio of approximately 69.5% based on the appraised value at the time of origination. It has been our experience that when a loan becomes delinquent, the borrower will usually sell the property to satisfy the loan rather than go to foreclosure. Since substantially all of our non-performing loans are secured by residential real estate with adequate collateral at the time of origination, we determined that the ratio of the allowance to non-performing loans was adequate. Net charge-offs amounted to $469,000 for the first three months of 2008 as compared to net recoveries of $67,000 for the comparable period in 2007. The increase in charge-offs was related to non-performing residential loans for which appraised values indicated declines in the value of the underlying collateral.
At March 31, 2008 and December 31, 2007, loans evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” amounted to $3.4 million and $3.5 million, respectively. Based on this evaluation, we established an allowance for loan losses of $656,000 for loans classified as impaired at March 31, 2008 compared to $268,000 at December 31, 2007.
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
Non-Interest Income. Total non-interest income increased $671,000 to $2.2 million for the first quarter 2008 as compared to $1.6 million for the same quarter in 2007. The increase in non-interest income was primarily due to life insurance proceeds received from bank-owned life insurance. The increase is also due to an increase in service charges on deposits as a result of deposit account growth.
Non-Interest Expense. Total non-interest expense increased $7.0 million, or 17.0%, to $48.1 million for the three months ended March 31, 2008 from $41.1 million for the three months ended March 31, 2007. The increase is primarily due to a $5.8 million increase in compensation and employee benefits expense and a $1.1 million increase in other expenses. The increase in compensation and employee benefits reflected a $3.6 million increase in expense related to our employee stock ownership plan primarily as a result of increases in our stock price and a $1.6 million increase in compensation costs. The increase in compensation costs was due primarily to normal salary increases and increased staffing related to our branch expansion strategy. The increase in other expenses was due primarily to increases in our lending operations, branch expansion and growth strategy.
Our efficiency ratio was 24.66% for the three months ended March 31, 2008 as compared to 26.01% for the three months ended March 31, 2007. Our annualized ratio of non-interest expense to average total assets for the first quarter of 2008 was 0.43% as compared to 0.45% for the first quarter of 2007.
Income Taxes. Income tax expense amounted to $56.3 million for the three months ended March 31, 2008 compared with $45.4 million for the corresponding period in 2007. Our effective tax rate for the first quarter of 2008 was 38.8% compared with 38.9% for the first quarter of 2007.
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
Our investment policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At March 31, 2008, our primary liquidity ratio was 12.3% compared with 23.4% at December 31, 2007.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $820.4 million and purchased $543.4 million of loans during the first quarter of 2008 as compared to $649.6 million and $1.08 billion during the first quarter of 2007. While the residential real estate markets have slowed during the past year, our competitive rates and the decreased mortgage lending competition, along with the general attrition of lending competitors, have resulted in increased origination productivity for the first three months of 2008. The decrease in the purchases of mortgage loans during the first quarter of 2008 was due primarily to the continued reduction of activity in the secondary residential mortgage market as a result of the disruption and volatility in the financial and capital marketplaces. At March 31, 2008, commitments to originate and purchase mortgage loans amounted to $575.1 million and $1.12 billion, respectively as compared to $282.5 million and $1.17 billion, respectively at March 31, 2007. Commitments to purchase loans at March 31, 2008 include a commitment of $785.0 million to purchase a pool of seasoned fixed-rate residential mortgage loans.
Purchases of mortgage-backed securities during the first quarter of 2008 were $2.14 billion as compared to $1.47 billion during the first quarter of 2007. The increase in the purchases of mortgage-backed securities reflects the growth initiatives we have employed in recent periods. We purchased $1.90 billion of investment securities during the first quarter of 2008 as compared to $300.0 million during the first quarter of 2007. This increase was due primarily to the reinvestment of proceeds from the calls of investment securities.
During the first quarter of 2008, principal repayments on loans totaled $655.9 million as compared to $540.6 million for the first quarter of 2007. Principal payments on mortgage-backed securities amounted to $527.0 million and $448.0 million for those same respective periods. These increases in principal repayments were due primarily to the growth of the loan and mortgage-backed securities portfolios and due to slightly higher prepayment rates on variable-rate mortgage assets as market interest rates decreased and customers refinanced to fixed-rate instruments. Maturities and calls of investment securities amounted to $2.27 billion during the first quarter of 2008 as compared to $575.0 million for the first quarter of 2007. The increase in the maturities and calls of investment securities reflected lower market interest rates that resulted in an increase in call activity.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first quarter of 2008, we purchased a net additional $48.8 million of FHLB common stock compared with net purchases of $69.4 million during the first quarter of 2007.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $923.7 million during the first quarter of 2008 as compared to an increase of $498.7 million for the first quarter of 2007. These increases reflect our growth strategy and competitive pricing. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. Time deposits scheduled to mature within one year were $10.73 billion at March 31, 2008. These time deposits have a weighted average rate of 4.46%. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products at the prevailing interest rate.
We also used wholesale borrowings to fund our investing and financing activities. New borrowings totaled $1.10 billion, partially offset by $16.0 million in principal repayments of borrowed funds. At March 31, 2008, we had $16.70 billion of borrowed funds, with a weighted-average rate of 4.27%, which have call dates within one year. We anticipate that $100.0 million of these borrowings are likely to be called based on current market interest rates. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or using funds generated by deposit growth.
Cash dividends paid during the first quarter of 2008 were $43.5 million. In the second quarter of 2008, we increased our quarterly cash dividend to $0.11 per share as compared to $0.09 per share in the first quarter of 2008. During the first quarter of 2008, we purchased 200,000 shares of our common stock at an aggregate cost of $3.1 million. At March 31, 2008, there remained 54,973,550 shares to be purchased under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During the first quarter of 2008, Hudson City Bancorp received $72.3 million in dividend payments from Hudson City Savings, substantially all of Hudson City Savings’ net income for that period. The primary use of these funds is the payment of dividends to our shareholders and the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. At March 31, 2008, Hudson City Bancorp had total cash and due from banks of $171.6 million.
At March 31, 2008, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 8.85%, 8.85% and 24.07%, respectively.
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

The following table reports the amounts of contractual obligations for Hudson City as of March 31, 2008.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loan originations	$575,150	$575,150	$—	$—	$—
Mortgage loan purchases	1,122,000	1,122,000	—	—	—
Mortgage-backed security purchases	635,000	635,000	—	—	—
Operating leases	141,580	7,818	15,667	15,022	103,073

Total	$2,473,730	$2,339,968	$15,667	$15,022	$103,073

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $163.7 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.
Critical Accounting Policies
Note 2 to our Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2007, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the measurement of stock-based compensation expense and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.
Allowance for Loan Losses
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses at March 31, 2008. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at March 31, 2008. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At March 31, 2008, approximately 67% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts and Michigan each accounted for 6%, 5%, 4%, 3% and 2%, respectively of total loans. The remaining 13% of the loan portfolio is secured by real estate primarily in the Northeast quadrant of the United States. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the allowance for loan losses. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.
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
Stock-Based Compensation
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value for all awards granted, modified, repurchased or cancelled after January 1, 2006 and for the portion of outstanding awards for which the requisite service was not rendered as of January 1, 2006, in accordance with SFAS No. 123(R). We granted performance-based stock options in 2006, 2007 and 2008 that vest if certain financial performance measures are met. In accordance with SFAS No. 123(R), we assess the probability of achieving these financial performance measures and recognize the cost of these performance-based grants if it is probable that the financial performance measures will be met. This probability assessment is subjective in nature and may change over the assessment period for the performance measures.
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
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosure about market risk is presented as of December 31, 2007 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.
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
The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. During the second half of 2007 and first quarter of 2008, short-term interest rates decreased at a faster pace than intermediate and long-term market interest rates resulting in a steepening of the yield curve. Due to our investment and financing decisions, the more positive the slope of the yield curve the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities.
The impact of interest rate changes on our interest income is generally felt in later periods than the impact on our interest expense due to differences in the timing of the recognition of items on our balance sheet. The timing of the recognition of interest-earning assets on our balance sheet generally lags the current market rates by 60 to 90 days due to the normal time period between commitment and settlement dates. In contrast, the recognition of interest-bearing liabilities on our balance sheet generally reflects current market interest rates as we generally fund purchases at the time of settlement. During a period of decreasing short-term interest rates, as was experienced during the first three months of 2008, this timing difference had a positive impact on our net interest income as our interest-bearing liabilities reset to the current lower interest rates.
Also impacting our net interest income and net interest rate spread is the level of prepayment and call activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have been relatively stable during the first three months of 2008 despite the decreases in market interest rates. We believe the lack of acceleration of the prepayment rate on these assets reflected the limited availability of credit during this time.
Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rate, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. During the first three months of 2008 we saw an increase in call activity on our investment securities as market interest rates decreased. However, we were able to reinvest these called securities at similar interest rates by purchasing securities with longer maturities and call options.
The likelihood of a borrowing being called is directly related to the current market interest rates, meaning the lower that interest rates move, the less likely the borrowing would be called. The level of call activity generally affects the cost of our borrowed funds, as the call of a borrowing would necessitate the re-borrowing of the funds at the higher current market interest rate. During the first three months of 2008 we experienced limited call activity due to the decrease of market interest rates.
Simulation Model. Hudson City Bancorp continues to monitor the impact of interest rate volatility in the same manner as at December 31, 2007, utilizing simulation models as a means of analyzing the impact of interest rate changes on our net interest income and net present value of equity. We have not reported the minus 200 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historical interest rate levels, the resulting information would not be meaningful.
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

The following table reports the changes to our net interest income over various interest rate change scenarios.

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(3.27)%
100	7.24
—	—
(100)	(1.25)
The preceding table indicates that at March 31, 2008, in the event of a 200 basis point increase in interest rates, we would expect to experience a 3.27% decrease in net interest income as compared to an 11.01% decrease at December 31, 2007. The negative change to net interest income in the positive rate change scenarios was primarily due to the anticipated calls of borrowed funds and the increased expense of our short-term time deposits in the increasing interest rate environment scenario. The decrease in the negative change from December 31, 2007 reflects the lower interest rate environment that currently exists.
The preceding table also indicates that at March 31, 2008, in the event of a 100 basis point decrease in interest rates, we would expect to experience a 1.25% decrease in net interest income as compared to a 0.74% decrease at December 31, 2007. The slight negative change to net interest income in the minus 100 basis point rate change scenario reflects a decrease in interest income on our interest-earning assets due to accelerated prepayment speeds and call of securities.
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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2008. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

	Present Value of Equity
	As Percent of Present
	Value of Assets
Change in	Present	Basis Point
Interest Rates	Value Ratio	Change

(Basis points)
200	5.57%	(212)
100	7.22	(47)
0	7.69	—
(100)	5.67	(202)
In the 200 basis point increase scenario, the present value ratio was 5.57% at March 31 2008 as compared to 6.55% at December 31, 2007. The change in the present value ratio was negative 212 basis points at March 31, 2008 as compared to a negative 290 basis points at December 31, 2007. The decrease in both the present value ratio and the sensitivity measure partially reflect the lower current market interest rate environment resulting in less anticipated calls of our borrowed funds.
In the 100 basis point decrease scenario, the present value ratio was 5.67% at March 31, 2008 compared to 8.10% at December 31, 2007. The change in the present value ratio was negative 202 basis points at March 31, 2008 as compared to a negative 135 basis points at December 31, 2007. The increase in the negative sensitivity and the decrease in the present value ratio in the minus 100 basis point rate change scenario reflect the low current market interest rate environment.
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
GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2008, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. For purposes of this table, assumptions used in decay rates and prepayment activity are similar to those used in the preparation of our simulation model. Callable investment securities and borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity date. We reported $612.2 million of investment securities and $100.0 million of borrowings at their anticipated call date. We have excluded non-accrual mortgage loans of $95.8 million and non-accrual other loans of $1.7 million from the table.

	At March 31, 2008
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,557,352	$1,613,455	$2,947,404	$2,944,812	$2,859,879	$12,478,221	$24,401,123
Consumer and other loans	100,554	1,033	11,550	5,336	15,008	263,606	397,087
Federal funds sold	180,486	0	0	0	0	0	180,486
Mortgage-backed securities	1,865,508	1,620,721	2,273,884	3,536,868	4,555,596	2,551,411	16,403,988
FHLB stock	744,131	0	0	0	0	0	744,131
Investment securities	619,579	21,733	2,250,000	468	801,698	145,568	3,839,046

Total interest-earning assets	5,067,610	3,256,942	7,482,838	6,487,484	8,232,181	15,438,806	45,965,861

Interest-bearing liabilities:
Savings accounts	54,809	57,727	73,078	73,078	182,696	292,313	733,701
Interest-bearing demand accounts	154,879	154,879	230,651	230,651	395,531	415,533	1,582,124
Money market accounts	187,292	187,292	374,584	374,584	655,522	93,646	1,872,920
Time deposits	9,910,683	816,272	453,668	86,572	34,420	—	11,301,615
Borrowed funds	100,000	—	—	350,000	550,000	24,225,000	25,225,000

Total interest-bearing liabilities	10,407,663	1,216,170	1,131,981	1,114,885	1,818,169	25,026,492	40,715,360

Interest rate sensitivity gap	$(5,340,053)	$2,040,772	$6,350,857	$5,372,599	$6,414,012	$(9,587,686)	$5,250,501

Cumulative interest rate sensitivity gap	$(5,340,053)	$(3,299,281)	$3,051,576	$8,424,175	$14,838,187	$5,250,501

Cumulative interest rate sensitivity gap as a percent of total assets	(11.42)%	(7.05)%	6.52%	18.01%	31.73%	11.23%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	48.69%	71.62%	123.92%	160.73%	194.58%	112.90%
The cumulative one-year gap as a percent of total assets was negative 7.05% at March 31, 2008 compared with negative 6.53% at December 31, 2007. The higher negative cumulative one-year gap primarily reflects the decrease in the amounts of callable agency securities we anticipate to be called within the next twelve months.
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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
Item 1A. — Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2007 Annual Report on Form 10-K. There has been no material change in risk factors since December 31, 2007.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the first quarter of 2008 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

January 1-January 31, 2008	100,000	$15.55	100,000	55,073,550
February 1-February 29, 2008	100,000	15.89	100,000	54,973,550
March 1-March 31, 2008	—	—	—	54,973,550

Total	200,000	15.72	200,000

(1)	On June 20, 2006, Hudson City Bancorp announced the adoption of its seventh Stock Repurchase Program, which authorized the repurchase of up to 56,975,000 shares of common stock. This program has no expiration date and has 3,573,550 shares yet to be purchased as of March 31, 2008. On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date and no shares have been purcahsed pursuant to this program.
Item 3. — Defaults Upon Senior Securities
Not applicable.
Item 4. — Submission of Matters to a Vote of Security Holders
No matter was submitted during the quarter ended March 31, 2008 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

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

Hudson City Bancorp, Inc.
Date: May 9, 2008	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ James C. Kranz
James C. Kranz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)