Form 10-Q
period 2008-06-30
HUDSON CITY BANCORP INC
filed 2008-08-08
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2008

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
Yes       ☐       No       ☑
As of August 5, 2008, the registrant had 519,673,511 shares of common stock, $0.01 par value, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2008	2007
(In thousands, except share and per share amounts)	(unaudited)

Assets:
Cash and due from banks	$128,629	$111,245
Federal funds sold	56,957	106,299

Total cash and cash equivalents	185,586	217,544
Securities available for sale:
Mortgage-backed securities	7,600,182	5,005,409
Investment securities	3,287,143	2,765,491

Securities held to maturity:
Mortgage-backed securities (fair value of $9,347,408 at June 30, 2008 and $9,566,312 at December 31, 2007)	9,336,644	9,565,526
Investment securities (fair value of $71,954 at June 30, 2008 and $1,410,246 at December 31, 2007)	71,695	1,408,501

Total securities	20,295,664	18,744,927

Loans	27,229,771	24,192,281
Deferred loan costs	48,808	40,598
Allowance for loan losses	(39,078)	(34,741)

Net loans	27,239,501	24,198,138

Federal Home Loan Bank of New York stock	809,320	695,351
Foreclosed real estate, net	8,151	4,055
Accrued interest receivable	277,664	245,113
Banking premises and equipment, net	74,276	75,094
Goodwill	152,109	152,109
Other assets	119,715	91,640

Total Assets	$49,161,986	$44,423,971

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$16,088,244	$14,635,412
Noninterest-bearing	631,101	517,970

Total deposits	16,719,345	15,153,382

Repurchase agreements	13,550,000	12,016,000
Federal Home Loan Bank of New York advances	13,925,000	12,125,000

Total borrowed funds	27,475,000	24,141,000

Due to brokers	12,889	281,853
Accrued expenses and other liabilities	245,158	236,429

Total liabilities	44,452,392	39,812,664

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 519,478,371 and 518,569,602 shares outstanding at June 30, 2008 and December 31, 2007	7,415	7,415
Additional paid-in capital	4,597,370	4,578,578
Retained earnings	2,099,941	2,002,049
Treasury stock, at cost; 221,988,184 and 222,896,953 shares at June 30, 2008 and December 31, 2007	(1,765,696)	(1,771,106)
Unallocated common stock held by the employee stock ownership plan	(219,247)	(222,251)
Accumulated other comprehensive (loss) income, net of tax	(10,189)	16,622

Total shareholders’ equity	4,709,594	4,611,307

Total Liabilities and Shareholders’ Equity	$49,161,986	$44,423,971

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$369,096	$289,772	$715,373	$559,454
Consumer and other loans	6,877	7,078	13,733	13,970
Mortgage-backed securities held to maturity	123,619	109,563	248,464	205,080
Mortgage-backed securities available for sale	88,952	26,805	158,462	55,096
Investment securities held to maturity	944	18,630	11,890	37,243
Investment securities available for sale	41,974	48,351	80,529	99,186
Dividends on Federal Home Loan Bank of New York stock	13,993	8,747	28,219	16,219
Federal funds sold	1,205	2,548	3,278	4,893

Total interest and dividend income	646,660	511,494	1,259,948	991,141

Interest Expense:
Deposits	141,399	146,432	299,415	288,395
Borrowed funds	272,129	207,404	534,086	388,634

Total interest expense	413,528	353,836	833,501	677,029

Net interest income	233,132	157,658	426,447	314,112
Provision for Loan Losses	3,000	500	5,500	800

Net interest income after provision for loan losses	230,132	157,158	420,947	313,312

Non-Interest Income:

Service charges and other income	2,088	1,823	4,309	3,373

Non-Interest Expense:
Compensation and employee benefits	31,299	25,812	62,844	51,560
Net occupancy expense	7,433	7,070	14,804	14,279
Federal deposit insurance assessment	423	447	839	888
Computer and related services	748	715	1,387	1,381
Other expense	8,374	6,823	16,515	13,856

Total non-interest expense	48,277	40,867	96,389	81,964

Income before income tax expense	183,943	118,114	328,867	234,721
Income Tax Expense	73,240	45,450	129,495	90,814

Net income	$110,703	$72,664	$199,372	$143,907

Basic Earnings Per Share	$0.23	$0.14	$0.41	$0.28

Diluted Earnings Per Share	$0.22	$0.14	$0.40	$0.28

Weighted Average Number of Common Shares Outstanding:
Basic	483,885,720	504,902,448	483,491,345	511,622,385
Diluted	496,078,754	514,998,167	495,362,864	522,157,901
See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
	(In thousands, except per share data)

Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,578,578	4,553,614
Stock option plan expense	7,520	6,275
Tax benefit from stock plans	5,417	2,057
Allocation of ESOP stock	5,154	3,471
Vesting of RRP stock	701	907

Balance at end of period	4,597,370	4,566,324

Retained Earnings:
Balance at beginning of year	2,002,049	1,877,840
Net Income	199,372	143,907
Dividends paid on common stock ($0.20 and $0.16 per share, respectively)	(96,711)	(82,414)
Exercise of stock options	(4,769)	(3,722)

Balance at end of period	2,099,941	1,935,611

Treasury Stock:
Balance at beginning of year	(1,771,106)	(1,230,793)
Purchase of common stock	(3,600)	(357,577)
Exercise of stock options	9,010	6,099

Balance at end of period	(1,765,696)	(1,582,271)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(222,251)	(228,257)
Allocation of ESOP stock	3,004	3,003

Balance at end of period	(219,247)	(225,254)

Accumulated other comprehensive loss:
Balance at beginning of year	16,622	(49,563)
Unrealized holding (losses) gains arising during period, net of tax (benefit) expense of $(18,445) and $727 in 2008 and 2007, respectively	(26,707)	1,053
Pension and other postretirement benefits adjustment, net of tax benefit of $72 and $116 for 2008 and 2007, respectively	(104)	(168)

Balance at end of period	(10,189)	(48,678)

Total Shareholders’ Equity	$4,709,594	$4,653,147

Summary of comprehensive income
Net income	$199,372	$143,907
Other comprehensive (loss) income, net of tax	(26,811)	885

Total comprehensive income	$172,561	$144,792

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six months
	Ended June 30,
	2008	2007
	(In thousands)

Cash Flows from Operating Activities:
Net income	$199,372	$143,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	13,486	11,227
Provision for loan losses	5,500	800
Share-based compensation, including committed ESOP shares	16,379	13,656
Deferred tax (benefit) expense	(11,065)	3,787
Increase in accrued interest receivable	(32,551)	(28,251)
Decrease in other assets	213	10,301
Increase (decrease) in accrued expenses and other liabilities	8,729	(6,243)

Net Cash Provided by Operating Activities	200,063	149,184

Cash Flows from Investing Activities:
Originations of loans	(2,420,250)	(1,598,789)
Purchases of loans	(2,171,358)	(2,369,034)
Principal payments on loans	1,536,938	1,146,056
Principal collection of mortgage-backed securities held to maturity	755,450	596,980
Purchases of mortgage-backed securities held to maturity	(529,730)	(2,703,101)
Principal collection of mortgage-backed securities available for sale	523,210	368,108
Purchases of mortgage-backed securities available for sale	(3,406,592)	(38,261)
Proceeds from maturities and calls of investment securities held to maturity	1,336,860	—
Proceeds from maturities and calls of investment securities available for sale	1,349,901	1,100,054
Purchases of investment securities available for sale	(1,900,000)	(500,000)
Purchases of Federal Home Loan Bank of New York stock	(114,689)	(166,285)
Redemption of Federal Home Loan Bank of New York stock	720	9,315
Purchases of premises and equipment, net	(4,104)	(7,327)
Net proceeds from sale of foreclosed real estate	2,313	2,095

Net Cash Used in Investment Activities	(5,041,331)	(4,160,189)

Cash Flows from Financing Activities:
Net increase in deposits	1,565,963	774,923
Proceeds from borrowed funds	3,700,000	6,000,000
Principal payments on borrowed funds	(366,000)	(2,307,000)
Dividends paid	(96,711)	(82,414)
Purchases of treasury stock	(3,600)	(357,577)
Exercise of stock options	4,241	2,377
Tax benefit from stock plans	5,417	2,057

Net Cash Provided by Financing Activities	4,809,310	4,032,366

Net (Decrease) Increase in Cash and Cash Equivalents	(31,958)	21,361
Cash and Cash Equivalents at Beginning of Year	217,544	182,246

Cash and Cash Equivalents at End of Period	$185,586	$203,607

Supplemental Disclosures:
Interest paid	$821,515	$658,500

Loans transferred to foreclosed real estate	$6,409	$2,633

Income tax payments	$140,972	$83,720

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
2. Basis of Presentation
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2008			2007
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)

Net income	$110,703			$72,664

Basic earnings per share:
Income available to common stockholders	$110,703	483,886	$0.23	$72,664	504,902	$0.14

Effect of dilutive common stock equivalents	—	12,193		—	10,096

Diluted earnings per share:
Income available to common stockholders	$110,703	496,079	$0.22	$72,664	514,998	$0.14

	For the Six Months Ended June 30,
	2008			2007
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)

Net income	$199,372			$143,907

Basic earnings per share:
Income available to common stockholders	$199,372	483,491	$0.41	$143,907	511,622	$0.28

Effect of dilutive common
stock equivalents	—	11,872		—	10,536

Diluted earnings per share:
Income available to common stockholders	$199,372	495,363	$0.40	$143,907	522,158	$0.28

4.	Stock Repurchase Programs
Under our previously announced stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock, which may be reissued for general corporate use. During the six months ended June 30, 2008, we purchased 224,262 shares of our common stock at an aggregate cost of $3.6 million. As of June 30, 2008, there remained 54,973,550 shares that may be purchased under the existing stock repurchase programs.

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
We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at June 30, 2008. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, impaired loans and goodwill. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.
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
Assets that we measure on a recurring basis are limited to our available-for-sale portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by government-sponsored enterprises. The fair values of these securities are obtained from an independent

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
nationally recognized pricing service. Our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. We also own equity securities with a carrying value of $7.2 million for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2008.

		Fair Value Measurements at June 30, 2008
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)

Available for sale:
Mortgage-backed securities	$7,600,182	$—	$7,600,182	$—
Investment securities	3,287,143	7,206	3,279,937	—

Total available for sale	$10,887,325	$7,206	$10,880,119	$—

Assets that were measured at fair value on a non-recurring basis at June 30, 2008 were limited to commercial and construction loans evaluated for impairment and foreclosed real estate. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs, or the present value of the loan’s expected future cash flows. Since all of our impaired loans at June 30, 2008 are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3. Loans evaluated for impairment amounted to $5.8 million at June 30, 2008. Based on this evaluation we established an allowance for loan losses of $400,000 for impaired loans.
Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of an allowance for losses, at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, is classified as Level 3. Foreclosed real estate at June 30, 2008 amounted to $8.2 million. During the first six months of 2008, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $667,000. Write downs related to foreclosed real estate that were charged to non-interest expense amounted to $514,000 for that same period.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2008.

	Fair Value Measurements at June 30, 2008
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Assets (Level 1)	(Level 2)	(Level 3)
		(In thousands)
Impaired loans	$—	$—	$5,799
Foreclosed real estate			5,192
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended June 30,
	Retirement Plans		Other Benefits
	2008	2007	2008	2007
		(In thousands)
Service cost	$881	$810	$253	$268
Interest cost	1,682	1,569	544	525
Expected return on assets	(2,135)	(2,034)	—	—
Amortization of:
Net loss	81	37	141	144
Unrecognized prior service cost	82	69	(391)	(391)

Net periodic benefit cost	$591	$451	$547	$546

	For the Six Months Ended June 30,
	Retirement Plans		Other Benefits
	2008	2007	2008	2007
		(In thousands)
Service cost	1,762	1,620	506	536
Interest cost	3,364	3,138	1,088	1,050
Expected return on assets	(4,270)	(4,068)	—	—
Amortization of:
Net loss	162	74	282	288
Unrecognized prior service cost	164	138	(782)	(782)

Net periodic benefit cost	1,182	902	1,094	1,092

We made no contributions to the pension plans during the first six months of 2008 or 2007.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
7. Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	Six Months Ended June 30,
	2008		2007
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	29,080,114	$7.91	26,979,989	$6.89
Granted	4,025,000	15.96	3,477,500	13.74
Exercised	(1,133,031)	3.78	(870,728)	2.73
Forfeited	—	—	(66,740)	10.03

Outstanding at end of period	31,972,083	9.07	29,520,021	7.65

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
During the six months ended June 30, 2008, the Committee authorized stock option grants (the “2008 grants”) pursuant to the SIP Plan for 4,025,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 3,525,000 will vest in January 2011 if certain financial performance measures are met. The remaining 500,000 options will vest between January and April 2009. The 2008 grants have an expiration period of ten years. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2008 grants.
The fair value of the 2008 grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during the six months ended June 30, 2008 was $2.76.

2008
Expected dividend yield	2.30%
Expected volatility	20.61%
Risk-free interest rate	2.82%
Expected option life	5.3 years
Compensation expense related to our outstanding stock options amounted to $3.8 million and $3.2 million for the three months ended June 30, 2008 and 2007, respectively, and $7.5 million and $6.3 million, for the six months ended June 30, 2008 and 2007, respectively.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
8.	Recent Accounting Pronouncements
In June 2008, the FASB issued Staff Position, or FSP, No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of the FSP. Early application is not permitted. FSP No. EITF 03-6-1 is not expected to have a material impact on our computation of EPS.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS No. 162 will have a material impact on our financial condition, results of operations or financial statement disclosures.
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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. A parent deconsolidates a subsidiary as of the date the parent ceases to have a controlling financial interest in the subsidiary. If a parent retains a non-controlling equity investment in the former subsidiary, that investment is measured at its fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the non-controlling equity investment. SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the non-controlling owners of a subsidiary. This includes a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years,

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
beginning on or after December 15, 2008 (that is, January 1, 2009, for Hudson City Bancorp). Earlier adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods. We do not expect SFAS No. 160 will have a material impact on our financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141(r), (as amended), “Business Combinations.” This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(r) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The scope of SFAS No. 141(r) is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.
SFAS No. 141(r) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141(r) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141’s guidance resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. For example, SFAS No. 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. This Statement requires those costs to be recognized separately from the acquisition. In addition, in accordance with SFAS No. 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. SFAS No. 141(r) requires the acquirer to recognize those costs separately from the business combination.
This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” We do not expect SFAS No. 141(r) will have a material impact on our financial condition or results of operations.
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 155”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008. We did not elect the fair value option for eligible items that existed as of January 1, 2008 (the adoption date) or during the first six months of 2008.

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
The Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) decreased the overnight lending rate by 200 basis points during the first quarter of 2008 and an additional 25 basis points during the second quarter of 2008 to 2.00%. This followed a 50 basis point reduction in the fourth quarter of 2007. The large decrease in the overnight lending rate was in response to the continued liquidity crisis in the credit markets and recessionary concerns. As a result, short-term market interest rates decreased during the first six months of 2008. Longer-term market interest rates also decreased during the first six months of 2008, but at a slower pace than the short-term interest rates and, as a result, the yield curve continued to steepen. Notwithstanding the decrease in long-term market interest rates noted above, mortgage rates have maintained a wider credit spread resulting in higher yields on mortgage loans relative to U.S. Treasury securities. However, the sharp decline of short-term interest rates during the first half of 2008 resulted in lower deposit costs. As a result, our net interest rate spread and net interest margin increased from both the second quarter and first six months of 2007.
Net income amounted to $110.7 million for the second quarter of 2008, as compared to $72.7 million for the second quarter of 2007. For the six months ended June 30, 2008, net income amounted to $199.4 million as compared to $143.9 million for the 2007 period. For the three months ended June 30, 2008, our annualized return on average assets and average stockholders’ equity were 0.93% and 9.27%, respectively compared with 0.75% and 6.06% for the second quarter of 2007. For the six months ended June 30, 2008, our annualized return on average assets and average stockholders’ equity were 0.86% and 8.44%, respectively as compared to 0.77% and 5.93% for the first six months of 2007. The increases in our annualized returns on average equity and average assets are due primarily to the increase in our net income during the second quarter and first six months of 2008 as compared to the second quarter and first six months of 2007. The increases in our annualized returns on average equity were also due to decreases in average shareholders’ equity due to significant stock repurchases during 2007.
Net interest income increased $75.4 million, or 47.8%, to $233.1 million for the second quarter of 2008 as compared to $157.7 million for the second quarter of 2007. Net interest income increased $112.3 million, or 35.8%, to $426.4 million for the six months ended June 30, 2008 compared to $314.1 million for the corresponding period in 2007. During the second quarter of 2008, our net interest rate spread increased 46 basis points to 1.56% and our net interest margin increased 32 basis points to 1.97% as compared to the second quarter of 2007. During the first six months of 2008, our net interest rate spread increased 32 basis points to 1.42% and our net interest margin increased 18 basis points to 1.85% as compared to the same period in 2007. The increases in our net interest rate spread and net interest margin were due to a steeper yield curve which allowed us to reduce deposit costs while mortgage yields generally remained stable.
The provision for loan losses amounted to $3.0 million for the second quarter of 2008 and $5.5 million for the six months ended June 30, 2008 as compared to $500,000 and $800,000 for the same respective periods in 2007. The increase in the provision for loan losses reflects the risks inherent in our loan portfolio due to decreases in real estate values in our lending markets, the increase in non-performing loans and the overall growth of our loan portfolio. The ratio of non-performing loans to total loans was 0.43% at June 30, 2008 as compared to 0.33% at December 31, 2007. The increase in non-performing loans reflects the general weakening of the overall economy, which according to some economists may be bordering on or already in a recession, coupled with the continued deterioration of the housing market. The conditions in the housing market are evidenced by declining house prices, reduced levels of home sales, increasing inventories of houses on the market, and an increase in the length of time houses remain on the market.
Total non-interest expense increased $7.4 million, or 18.1%, to $48.3 million for the second quarter of 2008 from $40.9 million for the second quarter of 2007. The increase is primarily due to a $5.5 million increase in compensation and employee benefits expense, a $1.6 million increase in other non-interest expense and a $363,000 increase in net occupancy expense. Total non-interest expense increased $14.4 million, or 17.6%, to $96.4 million for the first six months of 2008 from $82.0 million for the first six months of 2007. The increase is primarily due to an $11.2 million increase in compensation and employee benefits expense and a $2.6 million increase in other non-interest expense. The increases in non-interest expenses were due primarily to various operating expenses related to the growth of our branch network and our increased retail loan production. At June 30, 2008 we had 121 branches as compared to 115 at June 30, 2007.
We have been able to grow our assets by 10.7% to $49.16 billion at June 30, 2008 from $44.42 billion at December 31, 2007, by originating and purchasing mortgage loans and purchasing mortgage-backed securities. Loans increased $3.04 billion to $27.24 billion at June 30, 2008 from $24.20 billion at December 31, 2007. While conditions in the housing markets weakened further during 2008, our competitive rates and the decreased lending competition have resulted in increased origination activity.
Total securities increased $1.56 billion to $20.30 billion at June 30, 2008 from $18.74 billion at December 31, 2007. The increase in securities was primarily due to purchases of mortgage-backed and investment securities of $3.67 billion and $1.90 billion, respectively, partially offset by principal collections on mortgage-backed securities of $1.28 billion and calls of investment securities $2.69 billion.
The increase in our total assets was funded primarily by borrowings and customer deposits. Borrowed funds increased $3.34 billion to $27.48 billion at June 30, 2008 from $24.14 billion at December 31, 2007. Deposits increased $1.57 billion to $16.72 billion at June 30, 2008 from $15.15 billion at December 31, 2007. The increase in deposits was attributable to growth in our time deposits and money market accounts. The increase in these accounts was a result of our competitive pricing strategies that focused on attracting these types of deposits as well as customer preferences for time deposits rather than other types of deposit accounts.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007
During the first six months of 2008, our total assets increased $4.74 billion, or 10.7%, to $49.16 billion at June 30, 2008 from $44.42 billion at December 31, 2007.
Loans increased $3.04 billion, or 12.6%, to $27.24 billion at June 30, 2008 from $24.20 billion at December 31, 2007 due primarily to the origination of one-to four- family first mortgage loans in New Jersey, New York and Connecticut and our continued loan purchase activity. For the first six months of 2008, we originated $2.42 billion and purchased $2.17 billion of loans, compared to originations of $1.60 billion and purchases of $2.37 billion for the comparable period in 2007. The origination and purchases of loans were partially offset by principal repayments of $1.54 billion in the first six months of 2008 as compared to $1.15 billion for the first six months of 2007. During the second quarter of 2008, we originated $1.60 billion as compared to $820.4 million during the first quarter of 2008. While the residential real estate markets have weakened considerably during the past year, our competitive rates and the decreased mortgage lending competition have resulted in increased retail origination activity for the first six months of 2008, particularly during the second quarter. During the second quarter of 2008, we purchased $1.63 billion of loans as compared to $543.4 million during the first quarter of 2008. This increase was due primarily to the purchases of two pools of seasoned fixed-rate residential loans totaling $1.19 billion. Notwithstanding these purchases, the overall decrease in the purchase of mortgage loans was due primarily to the continued reduction of activity in the secondary residential mortgage market as a result of the disruption and volatility in the financial and capital marketplaces. At June 30, 2008, commitments to originate and purchase mortgage loans amounted to $672.1 million and $203.6 million, respectively as compared to $405.9 million and $575.8 million, respectively at June 30, 2007.
Our first mortgage loan originations and purchases were substantially in one-to four-family mortgage loans. Approximately 53.0% of mortgage loan originations were variable-rate loans. Substantially all purchased mortgage loans were fixed-rate loans since variable-rate loans available for purchase are typically outside of our defined geographic parameters and include features, such as option ARM’s, that do not meet our underwriting standards. Fixed-rate mortgage loans accounted for 80.0% of our first mortgage loan portfolio at June 30, 2008 and 80.5% at December 31, 2007.
Total mortgage-backed securities increased $2.37 billion to $16.94 billion at June 30, 2008 from $14.57 billion at December 31, 2007. This increase in total mortgage-backed securities resulted from $3.94 billion in purchases, all of which were issued by U.S. government-sponsored enterprises. The increase was partially offset by repayments of $1.28 billion. At June 30, 2008, variable-rate mortgage-backed securities accounted for 80.7% of our portfolio compared with 82.3% at December 31, 2007. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our primary lending activities are the origination and purchase of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations.
Total investment securities decreased $815.2 million to $3.36 billion at June 30, 2008 as compared to $4.17 billion at December 31, 2007. Investment securities held to maturity decreased $1.34 billion partially offset by a $521.7 million increase in investment securities available for sale. The decrease in total investment securities was the result of calls of held to maturity and available for sale investment securities of $1.34 billion and $1.35 billion, respectively. The calls were partially offset by purchases of investment securities available for sale of $1.90 billion for the first six months of 2008. We did not purchase any investment securities classified as held to maturity during the first six months of 2008.

Our available for sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in shareholders’ equity. We base our fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by government-sponsored enterprises. As such, we believe the fair values of these securities have been more stable than other debt securities in the marketplace. The fair values of these securities are obtained from an independent nationally recognized pricing service. Our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. We also own equity securities with a carrying value of $7.2 million for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.
Total cash and cash equivalents decreased $31.9 million to $185.6 million at June 30, 2008 as compared to $217.5 million at December 31, 2007. Accrued interest receivable increased $32.6 million, primarily due to increased balances in loans and investments. Other assets increased by $28.1 million primarily due to an increase in deferred tax assets reflecting the tax effect of the change in net unrealized gains and losses on securities available for sale.
Total liabilities increased $4.64 billion, or 11.7%, to $44.45 billion at June 30, 2008 from $39.81 billion at December 31, 2007. The increase in total liabilities primarily reflected a $3.34 billion increase in borrowed funds and a $1.57 billion increase in deposits. The increase in borrowed funds was the result of $3.70 billion of new borrowings at a weighted-average rate of 3.01%, partially offset by repayments of $366.0 million with a weighted average rate of 3.93%. The new borrowings have final maturities of ten years and initial call dates of two to three years. The additional borrowed funds were used primarily to fund our asset growth. Borrowed funds at June 30, 2008 were comprised of $13.93 billion of Federal Home Loan Bank advances and $13.55 billion of securities sold under agreements to repurchase.
The increase in total deposits reflected a $574.5 million increase in our time deposits, an $849.5 million increase in our money market checking accounts and a $113.1 million increase in our demand accounts. The increase in our time deposits and money market checking accounts reflects our competitive pricing, our branch expansion and customer preference for these types of deposits. At June 30, 2008 we had 121 branches as compared to 115 at June 30, 2007. We anticipate opening 6 new branches during the second half of 2008.
Other liabilities increased to $245.2 million at June 30, 2008 as compared to $236.4 million at December 31, 2007. The increase is primarily the result of an increase in accrued interest payable on borrowings of $13.2 million. Due to brokers amounted to $12.9 million at June 30, 2008 as compared to $281.9 million at December 31, 2007. Due to brokers at June 30, 2008 represents securities purchased in the second quarter of 2008 with settlement dates in the third quarter of 2008.
Total shareholders’ equity increased $98.3 million to $4.71 billion at June 30, 2008 from $4.61 billion at December 31, 2007. The increase was primarily due to net income of $199.4 million for the six months ended June 30, 2008. These increases to shareholders’ equity were partially offset by cash dividends paid to common shareholders of $96.7 million and repurchases of our common stock for at an aggregate cost of $3.6 million.
As of June 30, 2008, 54,973,550 shares were available for repurchase under our existing stock repurchase program. During the first six months of 2008, we repurchased 224,262 shares of our outstanding common stock at a total cost of $3.6 million as compared to 26.8 million shares repurchased during the same period in 2007 at a total cost of $357.6 million. We repurchased fewer shares in the first six months of 2008 because we were able to leverage our capital more effectively by growing our balance sheet as the yield curve became steeper.
The accumulated other comprehensive loss of $10.2 million at June 30, 2008 includes a $7.0 million after-tax net unrealized loss on securities available for sale ($12.0 million pre-tax). We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by U.S. government—sponsored enterprises. We do not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. In addition, we do not own any common or preferred stock issued by Fannie Mae or Freddie Mac. The unrealized loss in the available for sale portfolio at June 30, 2008 was caused by increases in market yields subsequent to purchase and is not attributable to credit quality concerns. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the intent and the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2008.
At June 30, 2008, our shareholders’ equity to asset ratio was 9.58%. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.73 at June 30, 2008 as compared to $9.55 at December 31, 2007. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.40 as of June 30, 2008 and $9.22 at December 31, 2007.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended June 30, 2008 and 2007. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2008				2007
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$25,708,148	$369,096	5.74%		$20,437,687	$289,772	5.67%
Consumer and other loans	426,390	6,877	6.45		428,474	7,078	6.61
Federal funds sold	244,780	1,205	1.98		195,085	2,548	5.24
Mortgage-backed securities at amortized cost	16,308,532	212,571	5.21		10,673,572	136,368	5.11
Federal Home Loan Bank stock	774,089	13,993	7.23		567,694	8,747	6.16
Investment securities, at amortized cost	3,488,540	42,918	4.92		5,615,664	66,981	4.77

Total interest-earning assets	46,950,479	646,660	5.51		37,918,176	511,494	5.40

Noninterest-earnings assets	817,708				607,385

Total Assets	$47,768,187				$38,525,561

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$736,421	1,382	0.75		$790,499	1,639	0.83
Interest-bearing transaction accounts	1,595,180	11,788	2.97		1,878,714	15,799	3.37
Money market accounts	2,146,642	16,570	3.10		1,019,661	9,836	3.87
Time deposits	11,417,332	111,659	3.93		9,736,187	119,158	4.91

Total interest-bearing deposits	15,895,575	141,399	3.58		13,425,061	146,432	4.37

Repurchase agreements	12,884,615	134,454	4.20		9,383,033	98,186	4.20
Federal Home Loan Bank of New York advances	13,345,879	137,675	4.15		10,191,209	109,218	4.30

Total borrowed funds	26,230,494	272,129	4.17		19,574,242	207,404	4.25

Total interest-bearing liabilities	42,126,069	413,528	3.95		32,999,303	353,836	4.30

Noninterest-bearing liabilities:
Noninterest-bearing deposits	588,089				527,819
Other noninterest-bearing liabilities	276,299				205,159

Total noninterest-bearing liabilities	864,388				732,978

Total liabilities	42,990,457				33,732,281
Shareholders’ equity	4,777,730				4,793,280

Total Liabilities and Shareholders’ Equity	$47,768,187				$38,525,561

Net interest income/net interest rate spread (2)		$233,132	1.56			$157,658	1.10

Net interest-earning assets/net interest margin (3)	$4,824,410		1.97%		$4,918,873		1.65%

Ratio of interest-earning assets to interest-bearing liabilities			1.11	x			1.15	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $110.7 million for the second quarter of 2008, an increase of $38.0 million, or 52.3%, compared with net income of $72.7 million for the second quarter of 2007. Basic and diluted earnings per common share were $0.23 and $0.22, respectively, for the second quarter of 2008 as compared to $0.14 for both basic and diluted earnings per share for the second quarter of 2007. For the three months ended June 30, 2008, our annualized return on average shareholders’ equity was 9.27%, compared with 6.06% for the comparable period in 2007. Our annualized return on average assets for the second quarter of 2008 was 0.93% as compared to 0.75% for the second quarter of 2007. The increase in the annualized return on average equity and assets is primarily due to the increase in net income during the second quarter of 2008. The increase in the annualized return on average equity is also due to a $15.6 million decrease in average stockholders’ equity for the second quarter of 2008 as compared to the second quarter of 2007 due primarily to an increase in treasury stock as a result of our significant stock repurchases during 2007.
Interest and Dividend Income. Total interest and dividend income for the second quarter of 2008 increased $135.2 million, or 26.4%, to $646.7 million as compared to $511.5 million for the second quarter of 2007. The increase in total interest and dividend income was primarily due to a $9.03 billion, or 23.8%, increase in the average balance of total interest-earning assets to $46.95 billion for the second quarter of 2008 as compared to $37.92 billion for the second quarter of 2007. The increase in interest and dividend income was also partially due to an increase of 11 basis points in the annualized weighted-average yield on total interest-earning assets to 5.51% for the three month period ended June 30, 2008 from 5.40% for the comparable period in 2007.
Interest on first mortgage loans increased $79.3 million to $369.1 million for the second quarter of 2008 as compared to $289.8 million for the same period in 2007. This was primarily due to a $5.27 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on the growth of our mortgage loan portfolio. The increase in first mortgage loan income was also due to a 7 basis point increase in the weighted-average yield to 5.74%. Notwithstanding the decrease in long-term market interest rates noted above, competitive mortgage rates have maintained a wider credit spread resulting in higher yields on mortgage loans relative to U.S. Treasury securities.
Interest on consumer and other loans decreased to $6.9 million for the second quarter of 2008 from $7.1 million for the second quarter of 2007. The average balance of consumer and other loans decreased $2.1 million to $426.4 million for the second quarter of 2008 as compared to $428.5 million for the second quarter of 2007 and the average yield earned decreased 16 basis points to 6.45% as compared to 6.61% for the same respective periods.
Interest on mortgage-backed securities increased $76.2 million to $212.6 million for the second quarter of 2008 as compared to $136.4 million for the second quarter of 2007. This increase was due primarily to a $5.64 billion increase in the average balance of mortgage-backed securities to $16.31 billion during the second quarter of 2008 as compared to $10.67 billion during the second quarter of 2007, and a 10 basis point increase in the weighted-average yield to 5.21%.
The increases in the average balances of mortgage-backed securities were due to purchases of variable-rate mortgage-backed securities as part of our interest rate risk management strategy. Since our primary lending activities are the origination and purchase of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations while providing a source of cash flow from monthly principal and interest payments. The increase in the weighted average yields on mortgage-backed securities is a result of the purchase of new securities during 2007 when market interest rates were higher than the yield earned on the existing portfolio.
Interest on investment securities decreased $24.1 million to $42.9 million during the second quarter of 2008 as compared to $67.0 million for the second quarter of 2007. This decrease was due primarily to a $2.13 billion decrease in the average balance of investment securities to $3.49 billion. The decrease in the average balance of investment securities was due to increased call activity as a result of the decrease in market rates of securities with a shorter duration during the second half of 2007 and first six months of 2008. The average yield on investment securities increased 15 basis points to 4.92%.
Dividends on FHLB stock increased $5.3 million or 60.9% to $14.0 million for the second quarter of 2008 as compared to $8.7 million for the second quarter of 2007. This increase was due to a $206.4 million increase in the average balance to $774.1 million for the second quarter of 2008 as compared to $567.7 million for the same quarter in 2007. The increase was also due to a 107 basis point increase in the average yield to 7.23% as compared to 6.16% for the same period last year.
Interest Expense. Total interest expense for the three months ended June 30, 2008 increased $59.7 million, or 16.9%, to $413.5 million as compared to $353.8 million for the three months ended June 30, 2007. This increase was primarily due to a $9.13 billion, or 27.7%, increase in the average balance of total interest-bearing liabilities to $42.13 billion for the quarter ended June 30, 2008 compared with $33.00 billion for the second quarter of 2007. This increase in interest-bearing liabilities was primarily used to fund asset growth. The increase in the average balance of total interest-bearing liabilities was partially offset by a 35 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 3.95% for the quarter ended June 30, 2008 compared with 4.30% for the quarter ended June 30, 2007.
Interest expense on our time deposit accounts decreased $7.5 million to $111.7 million for the second quarter of 2008 as compared to $119.2 million for the second quarter of 2007. This decrease was due to a decrease in the annualized weighted-average cost of 98 basis points to 3.93%. This decrease was partially offset by a $1.68 billion increase in the average balance of time deposit accounts to $11.42 billion from $9.74 billion for the second quarter of 2007. Interest expense on money market accounts increased $6.8 million to $16.6 million for the second quarter of 2008 as compared to $9.8 million for the same quarter in 2007. This increase was due to a $1.13 billion increase in the average balance to $2.15 billion, partially offset by a 77 basis point decrease in the annualized weighted-average cost to 3.10%. The increase in our time deposits and money market checking accounts reflects our competitive pricing, our branch expansion and customer preference for short-term deposit products. Interest expense on our interest-bearing transaction accounts decreased $4.0 million to $11.8 million for the second quarter of 2008 as compared to $15.8 million for the second quarter of 2007. This decrease was primarily due to a $283.5 million decrease in the average balance to $1.60 billion, and a 40 basis point decrease in the annualized weighted average cost to 2.97%. The decrease in our interest-bearing transaction accounts reflected customer preferences for higher-yielding time and money market deposit products.
Interest expense on borrowed funds increased $64.7 million to $272.1 million as compared to $207.4 million for the second quarter of 2007 primarily due to a $6.66 billion increase in the average balance of borrowed funds to $26.23 billion. The weighted average cost of borrowed funds decreased eight basis points to 4.17% for the second quarter of 2008 as compared to 4.25% for the second quarter of 2007.
Borrowed funds were primarily used to fund the growth in interest-earning assets. The decrease in the average cost of borrowings for the second quarter of 2008 reflected new borrowings in 2008, when market interest rates were lower than existing borrowings, and borrowings that were called. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. Based on the lower market interest rates as of June 30, 2008, we anticipate that none of the borrowings with call dates in 2008 will be called.
Net Interest Income. Net interest income increased $75.4 million, or 47.8%, to $233.1 million for the second quarter of 2008 compared with $157.7 million for the second quarter of 2007. Our net interest rate spread increased 46 basis points to 1.56% for the second quarter of 2008 from 1.10% for the comparable period in 2007. Our net interest margin increased 32 basis points to 1.97% for the second quarter of 2008 from 1.65% for the comparable period in 2007. For the month of June 2008, our net interest margin was 2.06%.
The increase in our net interest margin and net interest rate spread was primarily due to the 11 basis point increase in the weighted-average yield on interest-earning assets compared with the weighted-average cost of interest-bearing liabilities which decreased by 35 basis points for the three months ended June 30, 2008. The decreases in market interest rates during the second half of 2007 and the first six months of 2008 allowed us to lower the cost of our interest-bearing liabilities, primarily our deposits, while mortgage yields remained stable. As a result, our net interest rate margin and net interest rate spread increased during the second quarter of 2008.
Provision for Loan Losses. The provision for loan losses amounted to $3.0 million for the quarter ended June 30, 2008 as compared to $500,000 for the quarter ended June 30, 2007. The allowance for loan losses amounted to $39.1 million and $34.7 million at June 30, 2008 and December 31, 2007, respectively. We recorded our provision for loan losses during the first six months of 2008 based on our allowance for loan losses methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, which increased to $116.3 million at June 30, 2008 as compared to $79.4 million at December 31, 2007. See “Critical Accounting Policies — Allowance for Loan Losses.”
Due to the homogeneous nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed substantially on a pooled basis. A component of our methodology includes assigning potential loss factors to the payment status of multiple residential loan categories with the objective of assessing the potential risk inherent in each loan type. We also consider growth in the loan portfolio in our determination of the allowance for loan losses. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, the results of our foreclosed property transactions and market conditions. We use this systematic methodology as a tool, together with qualitative analysis performed by our Asset Quality Committee to estimate the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the current state of the local and national economy, changes in interest rates, the results of our foreclosed property transactions and loan portfolio growth. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with loan-to-value ratios of less than 80%. The average loan-to-value ratio of our 2008 originations was 61%. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the first six months of 2008, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, deteriorated during 2007 and the first half of 2008 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. In addition, general economic conditions in the United States have also worsened as evidenced by slower economic growth. We considered these trends in economic and market conditions in determining the provision for loan losses also taking into account the continued growth of our loan portfolio.
We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina. At June 30, 2008, approximately 69% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts and Michigan accounted for 6%, 5%, 5%, 3% and 2%, respectively of total loans. The remaining 10% of the loan portfolio is secured by real estate primarily in the Northeast quadrant of the United States. With respect to our non-performing loans, approximately 63% are in the New York metropolitan area and 6%, 6%, 4%, 3% and 6% are located in the states of Virginia, Illinois, Maryland, Massachusetts and Michigan. The remaining 12% of our non-performing loans are secured by real estate primarily in the Northeast quadrant of the United States.
The second half of 2007 and first half of 2008 have been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the sub-prime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market and the lack of available liquidity that previously existed through securitization transactions. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing market. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Sub-prime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market in which we participate. We continue to adhere to prudent underwriting standards. However, we determined the provision for loan losses for the second quarter of 2008 based on our evaluation of the foregoing factors, the growth of the loan portfolio and the recent increases in non-performing loans and net loan charge-offs.
At June 30, 2008, first mortgage loans secured by one-to four-family properties accounted for 98.2% of total loans. Fixed-rate mortgage loans represent 80.0% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans.
Non-performing loans amounted to $116.3 million at June 30, 2008 as compared to $79.4 million at December 31, 2007. Non-performing loans at June 30, 2008 included $110.1 million of one- to four-family first mortgage loans as compared to $75.8 million at December 31, 2007. The ratio of non-performing loans to total loans was 0.43% at June 30, 2008 compared with 0.33% at December 31, 2007. The allowance for loan losses as a percent of total loans and non-performing loans was 0.14% and 33.60%, respectively at June 30, 2008 as compared to 0.14% and 43.75%, respectively at December 31, 2007. Loans delinquent 60 to 89 days amounted to $60.2 million at June 30, 2008 as compared to $40.6 million at December 31, 2007. Foreclosed real estate amounted to $8.2 million at June 30, 2008 as compared to $4.1 million at December 31, 2007. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. At June 30, 2008, our non-performing mortgage loans had an average loan-to-value ratio of approximately 69% based on the appraised value at the time of origination. Net charge-offs amounted to $694,000 for the second quarter of 2008 as compared to net charge-offs of $36,000 for the comparable period in 2007.

The increase in charge-offs was related to non-performing residential loans for which appraised values indicated declines in the value of the underlying collateral.
At June 30, 2008 and December 31, 2007, commercial and construction loans evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” amounted to $5.8 million and $3.5 million, respectively. Based on this evaluation, we established an allowance for loan losses of $400,000 for loans classified as impaired at June 30, 2008 compared to $268,000 at December 31, 2007.
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
Non-Interest Income. Total non-interest income was $2.1 million for the second quarter of 2008 compared with $1.8 million for the second quarter of 2007. The increase in non-interest income is primarily due to an increase in service charges on deposits as a result of deposit account growth.
Non-Interest Expense. Total non-interest expense increased $7.4 million, or 18.1%, to $48.3 million for the second quarter of 2008 from $40.9 million for the second quarter of 2007. The increase is primarily due to a $5.5 million increase in compensation and employee benefits expense, a $1.6 million increase in other non-interest expense and a $363,000 increase in net occupancy expense. The increase in compensation and employee benefits expense reflected a $3.1 million increase in expense related to our employee stock ownership plan primarily as a result of increases in our stock price, a $1.3 million increase in compensation costs and a $607,000 increase in stock option plan expense. At June 30, 2008, we had 1,391 full-time equivalent employees as compared to 1,298 at June 30, 2007. The increase in stock option plan expense is due to the grant of options during the first six months of 2008. The increase in other non-interest expense was due primarily to the growth of our branch network and our increased retail loan production. Included in other non-interest expense for the second quarter of 2008 were write-downs on foreclosed real estate of $430,000 (none in 2007).
Our efficiency ratio was 20.52% for the three months ended June 30, 2008 as compared to 25.62% for the three months ended June 30, 2007. Our annualized ratio of non-interest expense to average total assets for the second quarter of 2008 was 0.41% as compared to 0.42% for the second quarter of 2007.
Income Taxes. Income tax expense amounted to $73.2 million for the three months ended June 30, 2008 compared with $45.5 million for the corresponding period in 2007. Our effective tax rate for the second quarter of 2008 was 39.82% compared with 38.48% for the second quarter of 2007.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the six months ended June 30, 2008 and 2007. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Six Months Ended June 30,
	2008				2007
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$24,883,976	$715,373	5.75%		$19,731,035	$559,454	5.67%
Consumer and other loans	430,984	13,733	6.37		426,018	13,970	6.56
Federal funds sold	261,000	3,278	2.53		187,396	4,893	5.27
Mortgage-backed securities at amortized cost	15,503,898	406,926	5.25		10,239,739	260,176	5.08
Federal Home Loan Bank stock	747,960	28,219	7.55		520,601	16,219	6.23
Investment securities, at amortized cost	3,837,728	92,419	4.82		5,764,587	136,429	4.73

Total interest-earning assets	45,665,546	1,259,948	5.52		36,869,376	991,141	5.38

Noninterest-earnings assets	783,080				596,273

Total Assets	$46,448,626				$37,465,649

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$734,107	2,754	0.75		$794,209	3,468	0.88
Interest-bearing transaction accounts	1,580,337	24,689	3.14		1,945,341	32,516	3.37
Money market accounts	1,915,999	32,465	3.41		977,515	17,992	3.71
Time deposits	11,186,331	239,507	4.31		9,584,729	234,419	4.93

Total interest-bearing deposits	15,416,774	299,415	3.91		13,301,794	288,395	4.37

Repurchase agreements	12,448,055	262,861	4.25		9,153,243	187,617	4.13
Federal Home Loan Bank of New York advances	13,032,868	271,225	4.19		9,436,740	201,017	4.30

Total borrowed funds	25,480,923	534,086	4.22		18,589,983	388,634	4.22

Total interest-bearing liabilities	40,897,697	833,501	4.10		31,891,777	677,029	4.28

Noninterest-bearing liabilities:
Noninterest-bearing deposits	549,223				507,294
Other noninterest-bearing liabilities	278,675				213,065

Total noninterest-bearing liabilities	827,898				720,359

Total liabilities	41,725,595				32,612,136
Shareholders’ equity	4,723,031				4,853,513

Total Liabilities and Shareholders’ Equity	$46,448,626				$37,465,649

Net interest income/net interest rate spread (2)		$426,447	1.42			$314,112	1.10

Net interest-earning assets/net interest margin (3)	$4,767,849		1.85%		$4,977,599		1.67%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	x			1.16	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $199.4 million for the first six months of 2008, an increase of $55.5 million, or 38.6%, compared with net income of $143.9 million for the first six months of 2007. Basic and diluted earnings per common share were $0.41 and $0.40, respectively, for the first six months of 2008 as compared to $0.28 for both basic and diluted earnings per share for the same period in 2007. For the six months ended June 30, 2008, our annualized return on average shareholders’ equity was 8.44%, compared with 5.93% for the comparable period in 2007. Our annualized return on average assets for the first six months of 2008 was 0.86% as compared to 0.77% for the first six months of 2007. The increase in the annualized return on average equity and assets is primarily due to the increase in net income during the first six months of 2008. The increase in the annualized return on average equity is also due to a $130.5 million decrease in average shareholders’ equity for the first six months of 2008 as compared to the first six months of 2007 due primarily to significant treasury stock repurchases during 2007.
Interest and Dividend Income. Total interest and dividend income for the first six months of 2008 increased $268.8 million, or 27.1%, to $1.26 billion as compared to $991.1 million for the first six months of 2007. The increase in total interest and dividend income was primarily due to an $8.80 billion, or 23.9%, increase in the average balance of total interest-earning assets to $45.67 billion for the first six months of 2008 as compared to $36.87 billion for the first six months of 2007. The increase in interest and dividend income was also partially due to an increase of 14 basis points in the annualized weighted-average yield on total interest-earning assets to 5.52% for the six months ended June 30, 2008 from 5.38% for the comparable period in 2007.
Interest on first mortgage loans increased $155.9 million to $715.4 million for the first six months of 2008 as compared to $559.5 million for the same period in 2007. This was primarily due to a $5.15 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on the growth of our mortgage loan portfolio. The increase in first mortgage loan income was also due to an eight basis point increase in the weighted-average yield to 5.75%. Notwithstanding the decrease in long-term market interest rates noted above, mortgage rates have maintained a wider credit spread resulting in higher yields on mortgage loans relative to U.S. Treasury securities.
Interest on consumer and other loans decreased to $13.7 million for the first six months of 2008 as compared to $14.0 million for the same period in 2007. The average balance of consumer and other loans increased $5.0 million to $431.0 million for the first six months of 2008 as compared to $426.0 million for the first six months of 2007 and the average yield earned decreased 19 basis points to 6.37% as compared to 6.56% for the same periods.
Interest on mortgage-backed securities increased $146.7 million to $406.9 million for the first six months of 2008 as compared to $260.2 million for the first six months of 2007. This increase was due primarily to a $5.26 billion increase in the average balance of mortgage-backed securities to $15.50 billion during the first six months of 2008 as compared to $10.24 billion the first six months of 2007, and a 17 basis point increase in the weighted-average yield to 5.25%.
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
Interest on investment securities decreased $44.0 million to $92.4 million during the first six months of 2008 as compared to $136.4 million for the first six months of 2007. This decrease was due primarily to a $1.92 billion decrease in the average balance of investment securities to $3.84 billion. The decrease in the average balance of investment securities was due to increased call activity as a result of the decrease in market rates of securities with a shorter duration during the second half of 2007 and first six months of 2008. The average yield on investment securities increased 9 basis points to 4.82%.
Dividends on FHLB stock increased $12.0 million or 74.1% to $28.2 million for the first six months of 2008 as compared to $16.2 million for the first six months of 2007. This increase was due to a $227.4 million increase in the average balance to $748.0 million for the first six months of 2008 as compared to $520.6 million for the comparable period in 2007. The increase was also due to a 132 basis point increase in the average yield to 7.55% as compared to 6.23% for the same period last year.
Interest Expense. Total interest expense for the six months ended June 30, 2008 increased $156.5 million, or 23.1%, to $833.5 million as compared to $677.0 million for the six months ended June 30, 2007. This increase was primarily due to a $9.01 billion, or 28.3%, increase in the average balance of total interest-bearing liabilities to $40.90 billion for the six months ended June 30, 2008 compared with $31.89 billion for the corresponding period in 2007. The increase in average balance of total interest-bearing liabilities was partially offset by an 18 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 4.10% for the six months ended June 30, 2008 compared with 4.28% for the six months ended June 30, 2007.
Interest expense on our time deposit accounts increased $5.1 million to $239.5 million for the first six months of 2008 as compared to $234.4 million for the first six months of 2007. This increase was due to a $1.61 billion increase in the average balance of time deposit accounts to $11.19 billion from $9.58 billion for the first six months of 2007. This increase was partially offset by a decrease in the annualized weighted-average cost of 62 basis points to 4.31%. Interest expense on money market accounts increased $14.5 million to $32.5 million for the first six months of 2008 as compared to $18.0 million for the same period in 2007. This increase was due to a $938.5 million increase in the average balance to $1.92 billion, partially offset by a 30 basis point decrease in the annualized weighted-average cost to 3.41%. The increase in our time deposits and money market checking accounts reflects our competitive pricing, our branch expansion and customer preference for short-term deposit products. Interest expense on our interest-bearing transaction accounts decreased $7.8 million to $24.7 million for the first six months of 2008 as compared to $32.5 million for the first six months of 2007. This decrease was primarily due to a $365.0 million decrease in the average balance to $1.58 billion and a 23 basis point decrease in the average cost to 3.14%. The decrease in the average balance reflects customer preferences for short-term time and money market deposit products.
Interest expense on borrowed funds increased $145.5 million to $534.1 million as compared to $388.6 million for the first six months of 2007 primarily due to a $6.89 billion increase in the average balance of borrowed funds to $25.48 billion. The weighted average cost of borrowed funds remained unchanged at 4.22% for the six months ended June 30, 2008.
Borrowed funds were primarily used to fund the growth in interest-earning assets. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. Based on market interest rates as of June 30, 2008, we anticipate that none of the borrowings with call dates in 2008 will be called.
Net Interest Income. Net interest income increased $112.3 million, or 35.8%, to $426.4 million for the first six months of 2008 compared with $314.1 million for the first six months of 2007. Our net interest rate spread increased 32 basis points to 1.42% for the first six months of 2008 from 1.10% for the comparable period in 2007. Our net interest margin increased 18 basis points to 1.85% for the first six months of 2008 from 1.67% for the comparable period in 2007.
The increase in our net interest margin and net interest rate spread was primarily due to the increase in the weighted-average yield on interest-earning assets and a decrease in the weighted-average cost of interest-bearing liabilities. The decreases in market interest rates during the second half of 2007 and the first six months of 2008 allowed us to lower the cost of our deposits while the yields on our mortgage-related assets remained stable. As a result, our net interest rate margin and net interest rate spread increased during the first six months of 2008.
Provision for Loan Losses. The provision for loan losses amounted to $5.5 million for the six months ended June 30, 2008 as compared to $800,000 for the six months ended June 30, 2007. The provision for loan losses was $4.8 million for the full calendar year ended December 31, 2007. The allowance for loan losses amounted to $39.1 million and $34.7 million at June 30, 2008 and December 31, 2007, respectively. Net charge-offs amounted to $1.2 million for the six months ended June 30, 2008 as compared to net recoveries of $31,000 for the same period in 2007. The provision for loan losses during the six months ended June 30, 2008 reflects the risks inherent in our loan portfolio due to weakening real estate markets, the increase in non-performing loans and the overall growth of the loan portfolio. We recorded a provision for loan losses based on our determination of the allowance for loan losses that considers a number of quantitative and qualitative factors. See “Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007 – Provision for Loan Losses”.
Non-Interest Income. Total non-interest income was $4.3 million for the first six months of 2008 compared with $3.4 million for the first six months of 2007. The increase in non-interest income is primarily due to an increase in service charges on deposits as a result of deposit account growth.
Non-Interest Expense. Total non-interest expense for the six months ended June 30, 2008 was $96.4 million compared with $82.0 million during the corresponding 2007 period. The increase is primarily due to an $11.2 million increase in compensation and employee benefits expense and a $2.6 million increase in other non-interest expense. The increase in compensation and employee benefits expense reflected a $6.7 million increase in expense related to our employee stock ownership plan, primarily as a result of increases in our stock price, a $2.9 million increase in compensation costs and a $1.2 million increase in stock option plan expense. The increase in compensation costs was due primarily to normal salary increases and increased staffing related to our branch expansion strategy. At June 30, 2008, we had 1,391 full-time equivalent employees as compared to 1,298 at June 30, 2007. The increase in stock option plan expense is due to the grant of options during the first six months of 2008. The increase in other non-interest expense was due primarily to various operating expenses related to the growth of our branch network and our increased retail loan production. Included in other non-interest expense for the six months ended June 30, 2008 were write-downs on foreclosed real estate of $514,000 (none in 2007).
Our efficiency ratio was 22.40% for the six months ended June 30, 2008 as compared to 25.82% for the six months ended June 30, 2007. Our annualized ratio of non-interest expense to average total assets for the first six months of 2008 was 0.42% as compared to 0.44% for the first six months of 2007.

Income Taxes. Income tax expense amounted to $129.5 million for the six months ended June 30, 2008 compared with $90.8 million for the corresponding period in 2007. Our effective tax rate for the first six months of 2008 was 39.38% compared with 38.69% for the first six months of 2007.
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
Our investment policy provides that we shall maintain a primary liquidity ratio, which consists of investments in cash, cash in banks, Federal funds sold, securities with remaining maturities of less than five years and adjustable-rate mortgage-backed securities repricing within one year, in an amount equal to at least 4% of total deposits and short-term borrowings. At June 30, 2008, our primary liquidity ratio was 8.91% compared with 23.4% at December 31, 2007. The decrease in the liquidity ratio is due to our growth strategy as well as our overall balance sheet management. While the liquidity ratio has decreased, we believe that our current level of liquidity allows us to pursue our growth strategy.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $2.42 billion and purchased $2.17 billion of loans during the first six months of 2008 as compared to $1.60 billion and $2.37 billion during the first six months of 2007. While the residential real estate markets have slowed during the past year, our competitive rates and the decreased mortgage lending competition have resulted in increased origination productivity for the first six months of 2008. The decrease in the purchases of mortgage loans during the first six months of 2008 was due primarily to the continued reduction of activity in the secondary residential mortgage market as a result of the disruption and volatility in the financial and capital marketplaces. At June 30, 2008, commitments to originate and purchase mortgage loans amounted to $672.1 million and $203.6 million, respectively as compared to $405.9 million and $575.8 million, respectively at June 30, 2007.
Purchases of mortgage-backed securities during the first six months of 2008 were $3.94 billion as compared to $2.74 billion during the first six months of 2007. The increase in the purchases of mortgage-backed securities reflects the growth initiatives we have employed in recent periods as well as our interest rate risk management strategy. We purchased $1.90 billion of investment securities during the first six months of 2008 as compared to $500.0 million during the first six months of 2007. This increase was due primarily to the reinvestment of proceeds from the calls of investment securities which amounted to $2.69 billion during the six months ended June 30, 2008 as compared to $1.1 billion for the same period in

2007. The increase in the maturities and calls of investment securities reflected lower market interest rates that resulted in an increase in call activity.
During the first six months of 2008, principal repayments on loans totaled $1.54 billion as compared to $1.15 billion for the first six months of 2007. Principal payments on mortgage-backed securities amounted to $1.28 billion and $965.1 million for those same respective periods. These increases in principal repayments were due primarily to the growth of the loan and mortgage-backed securities portfolios and due to slightly higher prepayment rates on variable-rate mortgage assets as customers refinanced to fixed-rate instruments.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first six months of 2008, we purchased a net additional $114.0 million of FHLB common stock compared with net purchases of $157.0 million during the first six months of 2007.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $1.57 billion during the first six months of 2008 as compared to an increase of $774.9 million for the first six months of 2007. These increases reflect our growth strategy and competitive pricing. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. Time deposits scheduled to mature within one year were $10.74 billion at June 30, 2008. These time deposits have a weighted average rate of 3.50%. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or transfers to other deposit products at the prevailing interest rate.
We also used wholesale borrowings to fund our investing and financing activities. New borrowings totaled $3.70 billion, partially offset by $366.0 million in principal repayments of borrowed funds. At June 30, 2008, we had $17.70 billion of borrowed funds with a weighted-average rate of 4.26% and call dates within one year. We anticipate that none of these borrowings will be called based on current market interest rates. However, in the event borrowings are called, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or using funds generated by deposit growth.
Cash dividends paid during the first six months of 2008 were $96.7 million. In the second quarter of 2008, we increased our quarterly cash dividend to $0.11 per share as compared to $0.09 per share in the first quarter of 2008. During the first six months of 2008, we purchased 224,262 shares of our common stock at an aggregate cost of $3.6 million. At June 30, 2008, there remained 54,973,550 shares to be purchased under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During the first six months of 2008, Hudson City Bancorp received $162.5 million in dividend payments from Hudson City Savings. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. At June 30, 2008, Hudson City Bancorp had total cash and due from banks of $203.2 million.
At June 30, 2008, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 8.41%, 8.41% and 22.56%, respectively.
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
The following table reports the amounts of contractual obligations for Hudson City as of June 30, 2008.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loan originations	$672,135	$672,135	$—	$—	$—
Mortgage loan purchases	203,618	203,618	—	—	—
Mortgage-backed security purchases	1,150,000	1,150,000	—	—	—
Operating leases	145,378	8,017	16,338	15,816	105,207

Total	$2,171,131	$2,033,770	$16,338	$15,816	$105,207

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $159.5 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.
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
Allowance for Loan Losses
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses at June 30, 2008. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2008. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At June 30, 2008, approximately 69% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts and Michigan accounted for 6%, 5%, 5%, 3% and 2%, respectively of total loans. The remaining 10% of the loan portfolio is secured by real estate primarily in the Northeast quadrant of the United States. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the allowance for loan losses. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed primarily on a “pooled” basis. Each month we categorize the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the allowance for loan loss analysis, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, U.S. generally accepted accounting principles and regulatory guidance. We apply this process and methodology in a consistent manner and we reassess and modify the estimation methods and assumptions used in response to changing conditions. Such changes, if any, are approved by our Asset Quality Committee each quarter.
Hudson City defines the population of potential impaired loans to be all non-accrual construction, commercial real estate and multi-family loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan analysis.
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

The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. During the 12-month period ended June 30, 2008, short-term interest rates decreased at a faster pace than intermediate and long-term market interest rates resulting in a more positively-sloped yield curve. Due to our investment and financing decisions, the more positive the slope of the yield curve the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities.
The impact of interest rate changes on our interest income is generally felt in later periods than the impact on our interest expense due to differences in the timing of the recognition of items on our balance sheet. The timing of the recognition of interest-earning assets on our balance sheet generally lags the current market rates by 60 to 90 days due to the normal time period between commitment and settlement dates. In contrast, the recognition of interest-bearing liabilities on our balance sheet generally reflects current market interest rates as we generally fund purchases at the time of settlement. During a period of decreasing short-term interest rates, as was experienced during these past 12 months, this timing difference had a positive impact on our net interest income as our interest-bearing liabilities reset to the current lower interest rates.
Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have been relatively stable during the first six months of 2008 despite the decreases in market interest rates. We believe the lack of acceleration of the prepayment rate on these assets reflected the limited availability of credit during this time.
Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rate, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. During the first three months of 2008 we saw an increase in call activity on our investment securities as market interest rates decreased. This call activity decreased in the second quarter of 2008 as rates began to stabilize and substantially all of the securities held by us were not callable during this time period. The securities purchased during the first quarter of 2008 to replace those securities that were called were reinvested at similar interest rates by purchasing securities with longer maturities and initial non-call periods.
The likelihood of a borrowing being called is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be called. The level of call activity generally affects the cost of our borrowed funds, as the call of a borrowing would generally necessitate the re-borrowing of the funds at the higher current market interest rate. During the first six months of 2008 we experienced limited call activity due to the decrease of market interest rates.
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
Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the forward twelve-month period assuming a simultaneous and parallel shift in the yield curve. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of a simultaneous and parallel interest rate change on our net interest income.
The following table reports the changes to our net interest income over various interest rate change scenarios.

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(7.60)%
100	(2.25)
—	—
(100)	0.57
The preceding table indicates that at June 30, 2008, in the event of a 200 basis point increase in interest rates, we would expect to experience a 7.60% decrease in net interest income as compared to an 11.01% decrease at December 31, 2007. This 7.60% decrease to net interest income reflects the anticipated calls of borrowed funds and an increase in expense on our short-term time deposits in the increasing interest rate environment scenario.
The preceding table also indicates that at June 30, 2008, in the event of a 100 basis point decrease in interest rates, we would expect to experience a 0.57% increase in net interest income as compared to a 0.74% decrease at December 31, 2007. This slight 0.57% increase to net interest income reflects a decrease in interest expense on our short-term time deposits and non-maturity deposits in the decreasing interest rate environment.
Present Value of Equity. We also monitor our interest rate risk by monitoring changes in the present value of equity in the different rate environments. The present value of equity is the difference between the estimated fair value of interest rate-sensitive assets and liabilities in the various rate shock scenarios. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed-rate, adjustable-rate, caps, floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed-rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in the market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.
The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2008. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

	Present Value of Equity
	As Percent of Present
	Value of Assets
Change in	Present	Basis Point
Interest Rates	Value Ratio	Change

(Basis points)
200	4.72%	(366)
100	7.00	(138)
0	8.38	—
(100)	7.84	(54)
In the 200 basis point increase scenario, the present value ratio was 4.72% at June 30 2008 as compared to 6.55% at December 31, 2007. The change in the present value ratio was negative 366 basis points at June 30, 2008 as compared to a negative 290 basis points at December 31, 2007. The decrease in the 200 basis point increase scenario of 366 basis points from the 8.38% present value ratio in the base case scenario reflects the lower estimated fair value of our fixed-rate assets in relation to the more constant estimated fair value of our short-term deposits and callable borrowed funds.
In the 100 basis point decrease scenario, the present value ratio was 7.84% at June 30, 2008 compared to 8.10% at December 31, 2007. The change in the present value ratio was negative 54 basis points at June 30, 2008 as compared to a negative 135 basis points at December 31, 2007. The decrease in the minus 100 basis point scenario of 54 basis points from the 8.38% present value ratio in the base case scenario reflects an increase in the estimated fair value of our borrowed funds due to their extension to maturity resulting in a lower present value of equity.
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
GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2008, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. For purposes of this table, assumptions used in decay rates and prepayment activity are similar to those used in the preparation of our simulation model. Callable investment securities and borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity date. We reported $21.6 million of investment securities at their anticipated call date. We did not report any of our callable borrowed funds at their next call date. We have excluded non-accrual mortgage loans of $111.6 million and non-accrual other loans of $971,000 from the table.

	At June 30, 2008
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,729,440	$1,720,022	$3,454,534	$2,916,727	$3,157,121	$13,750,777	$26,728,621
Consumer and other loans	97,964	2,910	11,086	5,027	16,409	255,176	388,572
Federal funds sold	56,957	0	0	0	0	0	56,957
Mortgage-backed securities	1,792,324	1,668,354	2,566,379	3,988,092	4,306,429	2,615,248	16,936,826
FHLB stock	809,320	0	0	0	0	0	809,320
Investment securities	7,205	21,625	2,300,005	100	922,396	107,507	3,358,838

Total interest-earning assets	4,493,210	3,412,911	8,332,004	6,909,946	8,402,355	16,728,708	48,279,134

Interest-bearing liabilities:
Savings accounts	55,295	55,295	73,727	73,727	184,316	294,905	737,265
Interest-bearing demand accounts	158,523	158,523	236,176	236,176	404,349	423,649	1,617,396
Money market accounts	242,464	242,464	484,928	484,928	848,625	121,233	2,424,642
Time deposits	9,374,251	1,363,983	467,700	66,605	36,402	—	11,308,941
Borrowed funds	—	—	—	500,000	400,000	26,575,000	27,475,000

Total interest-bearing liabilities	9,830,533	1,820,265	1,262,531	1,361,436	1,873,692	27,414,787	43,563,244

Interest rate sensitivity gap	$(5,337,323)	$1,592,646	$7,069,473	$5,548,510	$6,528,663	$(10,686,079)	$4,715,890

Cumulative interest rate sensitivity gap	$(5,337,323)	$(3,744,677)	$3,324,796	$8,873,306	$15,401,969	$4,715,890

Cumulative interest rate sensitivity gap as a percent of total assets	(10.86)%	(7.62)%	6.76%	18.05%	31.33%	9.59%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	45.71%	67.86%	125.75%	162.16%	195.38%	110.83%
The cumulative one-year gap as a percent of total assets was negative 7.62% at June 30, 2008 compared with negative 6.53% at December 31, 2007. The higher negative cumulative one-year gap primarily reflects the decrease in the amounts of callable agency securities we anticipate to be called within the next twelve months.
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the second quarter of 2008 and the stock repurchase plans approved by our Board of Directors.

					Maximum
				Total Number of	Number of Shares
	Total			Shares Purchased	that May Yet Be
	Number of		Average	as Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plans	the Plans or
Period	Purchased		per Share	or Programs	Programs (1)

April 1-April 30, 2008	—		$—	—	54,973,550
May 1-May 31, 2008	24,262	(2)	18.84	—	54,973,550
June 1-June 30, 2008	—		—	—	54,973,550

Total	24,262		18.84	—

(1)	On June 20, 2006, Hudson City Bancorp announced the adoption of its seventh Stock Repurchase Program, which authorized the repurchase of up to 56,975,000 shares of common stock. This program has no expiration date and has 3,573,550 shares yet to be purchased as of June 30, 2008. On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date and no shares have been purcahsed pursuant to this program.

(2)	This purchase reflects the surrender of vesting RRP awards to satisfy withholding requirements.
Item 3. — Defaults Upon Senior Securities
Not applicable.

Item 4. — Submission of Matters to a Vote of Security Holders
On April 22, 2008, the annual meeting of stockholders of Hudson City Bancorp, Inc. was held to consider and vote on certain matters.
Proposal 1 – The election of three directors for terms of three years each.
Votes cast for Ronald E. Hermance, Jr.:

For:	423,614,658
Withheld:	19,384,083
Votes cast for William G. Bardel:

For:	429,809,554
Withheld:	13,189,187
Votes cast for Scott A. Belair:

For:	429,870,322
Withheld:	13,128,419
There were no broker held non-voted shares represented at the meeting with respect to this matter.
Proposal 2 — The ratification of the appointment of KPMG LLP as Hudson City Bancorp’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For:	423,781,369
Against:	8,559,782
Abstain:	10,657,590
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

Hudson City Bancorp, Inc.
Date: August 8, 2008	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ James C. Kranz
James C. Kranz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)