Form 10-Q
period 2008-09-30
HUDSON CITY BANCORP INC
filed 2008-11-07
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2008

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
Yes     ☐      No      ☑
As of November 3, 2008, the registrant had 521,245,726 shares of common stock, $0.01 par value, outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. These factors include, but are not limited to:
•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	increases in competitive pressure among the financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may be determined adverse to us or delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with continued diversification of assets and adverse changes to credit quality;

•	difficulties associated with achieving expected future financial results; and

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations.
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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2008	2007
(In thousands, except share and per share amounts)	(unaudited)

Assets:
Cash and due from banks	$166,614	$111,245
Federal funds sold	218,358	106,299

Total cash and cash equivalents	384,972	217,544
Securities available for sale:
Mortgage-backed securities	8,404,667	5,005,409
Investment securities	3,258,594	2,765,491

Securities held to maturity:
Mortgage-backed securities (fair value of $9,695,571 at September 30, 2008 and $9,566,312 at December 31, 2007)	9,669,841	9,565,526
Investment securities (fair value of $50,278 at September 30, 2008 and $1,410,246 at December 31, 2007)	50,086	1,408,501

Total securities	21,383,188	18,744,927

Loans	28,498,201	24,192,281
Deferred loan costs	64,234	40,598
Allowance for loan losses	(42,628)	(34,741)

Net loans	28,519,807	24,198,138

Federal Home Loan Bank of New York stock	831,820	695,351
Foreclosed real estate, net	9,462	4,055
Accrued interest receivable	281,570	245,113
Banking premises and equipment, net	74,266	75,094
Goodwill	152,109	152,109
Other assets	137,524	91,640

Total Assets	$51,774,718	$44,423,971

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$16,728,732	$14,635,412
Noninterest-bearing	558,731	517,970

Total deposits	17,287,463	15,153,382

Repurchase agreements	14,850,000	12,016,000
Federal Home Loan Bank of New York advances	14,425,000	12,125,000

Total borrowed funds	29,275,000	24,141,000

Due to brokers	158,601	281,853
Accrued expenses and other liabilities	267,522	236,429

Total liabilities	46,988,586	39,812,664

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 520,862,291 and 518,569,602 shares outstanding at September 30, 2008 and December 31, 2007	7,415	7,415
Additional paid-in capital	4,613,018	4,578,578
Retained earnings	2,156,649	2,002,049
Treasury stock, at cost; 220,604,264 and 222,896,953 shares at September 30, 2008 and December 31, 2007	(1,754,688)	(1,771,106)
Unallocated common stock held by the employee stock ownership plan	(217,745)	(222,251)
Accumulated other comprehensive (loss) income, net of tax	(18,517)	16,622

Total shareholders’ equity	4,786,132	4,611,307

Total Liabilities and Shareholders’ Equity	$51,774,718	$44,423,971

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$394,748	$313,943	$1,110,121	$873,397
Consumer and other loans	6,245	7,107	19,978	21,077
Mortgage-backed securities held to maturity	123,890	124,524	372,354	329,604
Mortgage-backed securities available for sale	101,410	26,620	259,872	81,716
Investment securities held to maturity	874	18,620	12,764	55,863
Investment securities available for sale	40,825	43,391	121,354	142,577
Dividends on Federal Home Loan Bank of New York stock	12,510	10,616	40,729	26,835
Federal funds sold	815	3,382	4,093	8,275

Total interest and dividend income	681,317	548,203	1,941,265	1,539,344

Interest Expense:
Deposits	133,983	155,055	433,398	443,450
Borrowed funds	292,256	230,932	826,342	619,566

Total interest expense	426,239	385,987	1,259,740	1,063,016

Net interest income	255,078	162,216	681,525	476,328
Provision for Loan Losses	5,000	2,000	10,500	2,800

Net interest income after provision for loan losses	250,078	160,216	671,025	473,528

Non-Interest Income:

Service charges and other income	2,181	2,049	6,490	5,422

Non-Interest Expense:
Compensation and employee benefits	32,052	26,554	94,896	78,114
Net occupancy expense	7,633	7,718	22,437	21,997
Federal deposit insurance assessment	945	405	1,784	1,293
Computer and related services	657	633	2,044	2,014
Other expense	8,136	5,878	24,651	19,734

Total non-interest expense	49,423	41,188	145,812	123,152

Income before income tax expense	202,836	121,077	531,703	355,798
Income Tax Expense	80,928	46,634	210,423	137,448

Net income	$121,908	$74,443	$321,280	$218,350

Basic Earnings Per Share	$0.25	$0.15	$0.66	$0.43

Diluted Earnings Per Share	$0.25	$0.15	$0.65	$0.42

Weighted Average Number of Common Shares Outstanding:
Basic	484,759,567	491,331,210	483,915,018	504,784,333
Diluted	495,715,998	500,861,222	495,298,081	514,734,542
See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,578,578	4,553,614
Stock option plan expense	11,338	9,258
Tax benefit from stock plans	14,066	3,250
Commitment of ESOP stock to be allocated	8,006	5,183
Vesting of RRP stock	1,030	1,277

Balance at end of period	4,613,018	4,572,582

Retained Earnings:
Balance at beginning of year	2,002,049	1,877,840
Net Income	321,280	218,350
Dividends paid on common stock ($0.32 and $0.245 per share, respectively)	(154,809)	(124,259)
Exercise of stock options	(11,871)	(5,764)

Balance at end of period	2,156,649	1,966,167

Treasury Stock:
Balance at beginning of year	(1,771,106)	(1,230,793)
Purchase of common stock	(3,600)	(491,275)
Exercise of stock options	20,018	9,154

Balance at end of period	(1,754,688)	(1,712,914)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(222,251)	(228,257)
Commitment of ESOP stock to be allocated	4,506	4,505

Balance at end of period	(217,745)	(223,752)

Accumulated other comprehensive (loss) income:
Balance at beginning of year	16,622	(49,563)
Unrealized holding (losses) gains arising during period, net of tax (benefit) expense of $(24,160) and $20,598 in 2008 and 2007, respectively	(34,983)	29,827
Pension and other postretirement benefits adjustment, net of tax benefit of $108 and $174 for 2008 and 2007, respectively	(156)	(252)

Balance at end of period	(18,517)	(19,988)

Total Shareholders’ Equity	$4,786,132	$4,589,510

Summary of comprehensive income
Net income	$321,280	$218,350
Other comprehensive (loss) income, net of tax	(35,139)	29,575

Total comprehensive income	$286,141	$247,925

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$321,280	$218,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	20,061	17,600
Provision for loan losses	10,500	2,800
Share-based compensation, including committed ESOP shares	24,880	20,223
Deferred tax benefit	(15,757)	(3,426)
Increase in accrued interest receivable	(36,457)	(58,970)
(Increase) decrease in other assets	(7,590)	9,966
Increase in accrued expenses and other liabilities	30,937	22,568

Net Cash Provided by Operating Activities	347,854	229,111

Cash Flows from Investing Activities:
Originations of loans	(4,008,755)	(2,645,435)
Purchases of loans	(2,553,897)	(3,057,075)
Principal payments on loans	2,218,412	1,734,448
Principal collection of mortgage-backed securities held to maturity	1,076,247	930,105
Purchases of mortgage-backed securities held to maturity	(1,185,106)	(3,846,976)
Principal collection of mortgage-backed securities available for sale	750,785	535,415
Purchases of mortgage-backed securities available for sale	(4,279,939)	(803,352)
Proceeds from maturities and calls of investment securities held to maturity	1,358,485	—
Proceeds from maturities and calls of investment securities available for sale	1,349,902	1,650,054
Purchases of investment securities available for sale	(1,900,000)	(898,705)
Purchases of Federal Home Loan Bank of New York stock	(137,189)	(221,410)
Redemption of Federal Home Loan Bank of New York stock	720	9,315
Purchases of premises and equipment, net	(6,546)	(9,955)
Net proceeds from sale of foreclosed real estate	4,570	3,320

Net Cash Used in Investment Activities	(7,312,311)	(6,620,251)

Cash Flows from Financing Activities:
Net increase in deposits	2,134,081	1,210,139
Proceeds from borrowed funds	5,500,000	9,025,000
Principal payments on borrowed funds	(366,000)	(3,107,000)
Dividends paid	(154,809)	(124,259)
Purchases of treasury stock	(3,600)	(491,275)
Exercise of stock options	8,147	3,390
Tax benefit from stock plans	14,066	3,250

Net Cash Provided by Financing Activities	7,131,885	6,519,245

Net Increase in Cash and Cash Equivalents	167,428	128,105
Cash and Cash Equivalents at Beginning of Year	217,544	182,246

Cash and Cash Equivalents at End of Period	$384,972	$310,351

Supplemental Disclosures:
Interest paid	$1,242,876	$1,032,914

Loans transferred to foreclosed real estate	$11,129	$3,667

Income tax payments	$208,741	$123,841

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
1. Organization
Hudson City Bancorp, Inc. (“Hudson City Bancorp” or the “Company”) is a Delaware corporation organized in March 1999 by Hudson City Savings Bank (“Hudson City Savings”) in connection with the conversion and reorganization of Hudson City Savings from a New Jersey mutual savings bank into a two-tiered mutual savings bank holding company structure. Prior to June 7, 2005, a majority of Hudson City Bancorp’s common stock was owned by Hudson City, MHC, a mutual holding company. On June 7, 2005, Hudson City Bancorp, Hudson City Savings and Hudson City, MHC reorganized from a two-tier mutual holding company structure to a stock holding company structure, and Hudson City MHC was merged into Hudson City Bancorp.
2. Basis of Presentation
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s December 31, 2007 Annual Report on Form 10-K.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2008			2007
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)

Net income	$121,908			$74,443

Basic earnings per share:
Income available to common stockholders	$121,908	484,760	$0.25	$74,443	491,331	$0.15

Effect of dilutive common stock equivalents	—	10,956		—	9,530

Diluted earnings per share:
Income available to common stockholders	$121,908	495,716	$0.25	$74,443	500,861	$0.15

	For the Nine Months Ended September 30,
	2008			2007
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)

Net income	$321,280			$218,350

Basic earnings per share:
Income available to common stockholders	$321,280	483,915	$0.66	$218,350	504,784	$0.43

Effect of dilutive common stock equivalents	—	11,383		—	9,951

Diluted earnings per share:
Income available to common stockholders	$321,280	495,298	$0.65	$218,350	514,735	$0.42

4. Stock Repurchase Programs
Under our previously announced stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock, which may be reissued for general corporate use. During the nine months ended September 30, 2008, we purchased 224,262 shares of our common stock at an aggregate cost of $3.6 million. As of September 30, 2008, there remained 54,973,550 shares that may be purchased under the existing stock repurchase programs.

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
We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at September 30, 2008. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, impaired loans and goodwill. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2008.

		Fair Value Measurements at September 30, 2008
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)

Available for sale:
Mortgage-backed securities	$8,404,667	$—	$8,404,667	$—
Investment securities	3,258,594	7,227	3,251,367	—

Total available for sale	$11,663,261	$7,227	$11,656,034	$—

Assets that were measured at fair value on a non-recurring basis at September 30, 2008 were limited to commercial and construction loans that are collateral dependent and foreclosed real estate. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs. Since all of our impaired loans at September 30, 2008 are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3 that are collateral dependent. Collateral dependent loans evaluated for impairment amounted to $6.7 million at September 30, 2008. Based on this evaluation, we established an allowance for loan losses of $585,000 for such impaired loans.
Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of an allowance for losses, at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, is classified as Level 3. Foreclosed real estate at September 30, 2008 amounted to $9.5 million. During the first nine months of 2008, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $1.2 million. Write downs related to foreclosed real estate that were charged to non-interest expense amounted to $852,000 for that same period.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2008.

	Fair Value Measurements at September 30, 2008
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Assets (Level 1)	(Level 2)	(Level 3)
		(In thousands)
Impaired loans	$—	$—	$6,689
Foreclosed real estate	—	—	9,462

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
6. Post-retirement Plans
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
The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended September 30,
	Retirement Plans		Other Benefits
	2008	2007	2008	2007
	(In thousands)
Service cost	$881	$810	$253	$268
Interest cost	1,682	1,569	544	525
Expected return on assets	(2,135)	(2,034)	—	—
Amortization of:
Net loss	81	37	141	144
Unrecognized prior service cost	82	69	(391)	(391)

Net periodic benefit cost	$591	$451	$547	$546

	For the Nine Months Ended September 30,
	Retirement Plans		Other Benefits
	2008	2007	2008	2007
	(In thousands)
Service cost	$2,643	$2,430	$759	$804
Interest cost	5,046	4,707	1,632	1,575
Expected return on assets	(6,405)	(6,102)	—	—
Amortization of:
Net loss	243	111	423	432
Unrecognized prior service cost	246	207	(1,173)	(1,173)

Net periodic benefit cost	$1,773	$1,353	$1,641	$1,638

During the nine months ended September 30, 2008 and 2007, we made contributions of $3.2 million and $2.1 million, respectively, to the pension plans.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
7. Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	Nine Months Ended September 30,
	2008		2007
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	29,080,114	$7.91	26,979,989	$6.89
Granted	4,025,000	15.96	3,527,500	13.74
Exercised	(2,516,951)	3.26	(1,266,222)	2.68
Forfeited	(48,784)	13.21	(66,740)	10.03

Outstanding at end of period	30,539,379	9.35	29,174,527	7.71

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
During the nine months ended September 30, 2008, the Committee authorized stock option grants (the “2008 grants”) pursuant to the SIP Plan for 4,025,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 3,525,000 will vest in January 2011 if certain financial performance measures are met. The remaining 500,000 options will vest between January and April 2009. The 2008 grants have an expiration period of ten years. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2008 grants.
The fair value of the 2008 grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during the nine months ended September 30, 2008 was $2.76.

2008
Expected dividend yield	2.30%
Expected volatility	20.61%
Risk-free interest rate	2.82%
Expected option life	5.3 years
Compensation expense related to our outstanding stock options amounted to $3.8 million and $3.0 million for the three months ended September 30, 2008 and 2007, respectively, and $11.3 million and $9.3 million, for the nine months ended September 30, 2008 and 2007, respectively.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
8. Recent Accounting Pronouncements
The Emergency Economic Stabilization Act of 2008 (the “EESA”) reaffirmed the authority of the SEC to suspend the application of SFAS No. 157, which governs fair value (mark-to-market) accounting, for any issuer or with respect to any class or category of transaction if the SEC determines that it is necessary or appropriate in the public interest and is consistent with the protection of investors. However, it is unclear at this time whether the SEC will exercise such authority, as it previously expressed resistance to the suspension of fair value accounting. It is intended that this provision of the EESA will put additional pressure on the SEC to reconsider its prior position on this issue.
A suspension of fair value accounting would be beneficial to most financial institutions that are generally currently required to write down assets that are deemed other-than-temporarily impaired to the current market value of such assets. The market is currently illiquid for many of such assets, so sales are often at very low, distressed prices that may not accurately reflect the value of such assets. On October 10, 2008, the Financial Accounting Standards Board (the “FASB”) issued staff position, or FSP, No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. FSP No. 157-3 states that in determining the fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. SFAS No. 157 discusses a range of information and valuation techniques that a reporting entity might use to estimate fair value when relevant observable inputs are not available. Our application of the guidance in FSP No. 157-3 did not have a material impact on our financial condition or results of operations or our determination of the fair value of our financial assets.
The EESA also requires the SEC to conduct a study on mark-to-market accounting and to consider, at a minimum, the effects of mark-to-market accounting standards on a financial institution’s balance sheet, on bank failures in 2008, and on the quality of financial information to investors, the process used by the FASB in developing accounting standards and the advisability and feasibility of modifications or alternatives to the mark-to-market accounting standards provided in SFAS No. 157. The SEC must submit a report of this study to Congress within 90 days after the date of enactment of the EESA, so this report should be submitted prior to year end. It is unclear at this time what effects, if any, the results of this report will have on mark-to-market accounting standards in the near future.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether such instruments are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of the FSP. Early application is not permitted. FSP No. EITF 03-6-1 is not expected to have a material impact on our computation of EPS.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS No. 162 will have a material impact on our financial condition, results of operations or financial statement disclosures.
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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. A parent deconsolidates a subsidiary as of the date the parent ceases to have a controlling financial interest in the subsidiary. If a parent retains a non-controlling equity investment in the former subsidiary, that investment is measured at its fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the non-controlling equity investment. SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the non-controlling owners of a subsidiary. This includes a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for Hudson City Bancorp). Earlier adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods. We do not expect SFAS No. 160 will have a material impact on our financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141(R), (as amended), “Business Combinations.” SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The scope of SFAS No.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
141(R) is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.
SFAS No. 141(R) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141’s guidance resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. For example, SFAS No. 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. SFAS No. 141(R) requires those costs to be recognized separately from the acquisition. In addition, in accordance with SFAS No. 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. SFAS No. 141(R) requires the acquirer to recognize those costs separately from the business combination.
SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of SFAS No. 141(R) is the same as that of SFAS No. 160. SFAS No. 141(R) may have a significant impact on our accounting for any business combinations closing after the adoption date.
In June 2007 the Emerging Issues Task Force (“EITF”) reached a consensus in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF Issue No. 06-11 addresses a company’s recognition of an income tax benefit received on dividends that are (a) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123(R). The EITF reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. Unrealized income tax benefits from dividends on equity-classified employee share-based payment awards should be excluded from the pool of excess tax benefits available to absorb potential future tax deficiencies. The accounting treatment of the income tax benefits from these dividends would be applied on a prospective basis. EITF Issue No. 06-11 is effective for fiscal years beginning after September 15, 2007. We adopted EITF Issue No. 06-11 as of January 1, 2008 and its adoption did not have a material impact on our financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 155”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008. We did not elect the fair value option for eligible items that existed as of January 1, 2008 (the adoption date) or during the first nine months of 2008.

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
During 2008, the national economy continued to falter with particular emphasis on the deterioration of the housing and real estate markets. The faltering economy has been marked by contractions in the availability of business and consumer credit, increases in borrowing rates, falling home prices, increasing home foreclosures and unemployment. In response, the Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) decreased the overnight lending rate by 225 basis points during the first nine months of 2008 to 2.00%. This followed a 50 basis point reduction in the fourth quarter of 2007. In addition, the FOMC reduced the overnight lending rate in October 2008 by an additional 100 basis points to 1.00%. The large decrease in the overnight lending rate was in response to the continued liquidity crisis in the credit markets and recessionary concerns. As a result, short-term market interest rates decreased during the first nine months of 2008. Longer-term market interest rates also decreased during the first nine months of 2008, but at a slower pace than the short-term interest rates and, as a result, the yield curve continued to steepen. Notwithstanding the decrease in long-term market interest rates noted above, mortgage rates have maintained a wider credit spread relative to U.S. Treasury securities resulting in higher yields on our mortgage loans. In addition, the sharp decline of short-term interest rates during the first nine months of 2008 resulted in lower deposit and borrowing costs. As a result, our net interest rate spread and net interest margin increased from both the third quarter and first nine months of 2007.
The disruption and volatility in the financial and capital markets over the past year has recently reached a crisis level as national and global credit markets ceased to function effectively, if at all. Financial entities across the spectrum have been affected by the lack of liquidity and continued credit deterioration. The difficulties in the financial services market have been marked by the failure, near failure or sale at depressed valuations of some of the nation’s largest and most venerable institutions, such as Bear Stearns, Lehman Brothers, Merrill Lynch and Wachovia. Concern for the stability of the banking and financial systems reached a magnitude which has resulted in unprecedented government intervention on a global scale. At a domestic level, on October 3, 2008, the EESA was signed into law providing for, among other things, $700 billion in funding to the U.S. Treasury to purchase troubled assets from financial institutions. Then, on October 14, 2008, the Treasury, the Board of Governors of the Federal Reserve System (the “FRB”), and the Federal Deposit Insurance Corporation (the “FDIC”) issued a joint statement announcing additional steps aimed at stabilizing the financial markets. First, the Treasury announced a $250 billion voluntary Capital Purchase Program (the “CPP”) that allows qualifying financial institutions to sell preferred shares to the Treasury. Second, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”), enabling the FDIC to temporarily guarantee the senior debt of all FDIC-insured institutions and certain holding companies, as well as fully insure all deposits in non-interest bearing transaction accounts. Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility program (the “CPFF”), which provides a broad backstop for the commercial paper market. These actions were intended to restore confidence in the banking system, ease liquidity concerns and stabilize the rapidly deteriorating economy. Eligible institutions are covered under the TLGP at no cost for the first 30 days. Institutions that do not want to continue to participate in one or both parts of the TLGP must notify the FDIC of their election to opt out on or before December 5, 2008. Institutions that do not opt out will be subject to a fee, after the first 30 days, of 75 basis points per annum based on the amount of senior unsecured debt issued and a 10 basis point surcharge (annualized) will be added to the institution’s current insurance assessment for balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.
The EESA also authorizes the Treasury to establish the Troubled Asset Relief Program (the “TARP”) to purchase certain troubled assets from financial institutions, including banks and thrifts. Under TARP, the Treasury may purchase residential and commercial mortgages, and securities, obligations or other instruments based on such mortgages, originated or issued on or before March 14, 2008 that the Secretary of the Treasury determines promotes market stability, as well as any other financial instrument that the Treasury, after consultation with the Chairman of the FRB, determines the purchase of which is necessary to promote market stability. In the case of a publicly-traded financial institution that sells troubled assets into the TARP, the Treasury must receive a warrant giving the Treasury the right to receive nonvoting common stock or preferred stock in such financial institution, or voting stock with respect to which the Treasury agrees not to exercise voting power, subject to certain de minimis exceptions. In addition, all financial institutions that sell troubled assets to the TARP and meet certain conditions will also be subject to certain executive compensation restrictions, which differ depending on how the troubled assets are acquired under the TARP.
We are currently well capitalized and continue to lend in our markets. To date, we have not participated in any of the new programs above.
Net income amounted to $121.9 million for the third quarter of 2008, as compared to $74.4 million for the third quarter of 2007. For the nine months ended September 30, 2008, net income amounted to $321.3 million as compared to $218.4 million for the 2007 period. For the three months ended September 30, 2008, our annualized return on average assets and average stockholders’ equity were 0.97% and 10.19%, respectively compared with 0.73% and 6.41% for the third quarter of 2007. For the nine months ended September 30, 2008, our annualized return on average assets and average stockholders’ equity were 0.90% and 9.03%, respectively as compared to 0.75% and 6.09% for the first nine months of 2007. The increases in our annualized returns on average equity and average assets are due primarily to the increase in our net income during the third quarter and first nine months of 2008 as compared to the third quarter and first nine months of 2007. The increases in our annualized returns on average equity were also due to decreases in average shareholders’ equity due to significant stock repurchases during 2007.
Net interest income increased $92.9 million, or 57.3%, to $255.1 million for the third quarter of 2008 as compared to $162.2 million for the third quarter of 2007. Net interest income increased $205.2 million, or 43.1%, to $681.5 million for the nine months ended September 30, 2008 compared to $476.3 million for the corresponding period in 2007. During the third quarter of 2008, our net interest rate spread increased 56 basis points to 1.70% and our net interest margin increased 43 basis points to 2.08% as compared to the third quarter of 2007. During the first nine months of 2008, our net interest rate spread increased 41 basis points to 1.52% and our net interest margin increased 27 basis points to 1.93% as compared to the same period in 2007. The increases in our net interest rate spread and net interest margin were due to a steeper yield curve which allowed us to reduce deposit costs while mortgage yields generally increased slightly.
The provision for loan losses amounted to $5.0 million for the third quarter of 2008 and $10.5 million for the nine months ended September 30, 2008 as compared to $2.0 million and $2.8 million for the same respective periods in 2007. The increase in the provision for loan losses reflects the risks inherent in our loan portfolio due to decreases in real estate values in our lending markets, the increase in non-performing loans, the increase in loan charge-offs and the overall growth of our loan portfolio. The ratio of non-performing loans to total loans was 0.50% at September 30, 2008 as compared to 0.33% at December 31, 2007. The increase in non-performing loans reflects the weakening of the overall economy coupled with the continued deterioration of the housing market. The conditions in the housing market are evidenced by declining house prices, reduced levels of home sales, increasing inventories of houses on the market, and an increase in the length of time houses remain on the market.
Total non-interest expense increased $8.2 million, or 19.9%, to $49.4 million for the third quarter of 2008 from $41.2 million for the third quarter of 2007. The increase is primarily due to a $5.5 million increase in compensation and employee benefits expense, a $2.2 million increase in other non-interest expense and a $540,000 increase in Federal deposit insurance expense. Total non-interest expense increased $22.6 million, or 18.3%, to $145.8 million for the first nine months of 2008 from $123.2 million for the first nine months of 2007. The increase is primarily due to a $16.8 million increase in compensation and employee benefits expense and a $4.9 million increase in other non-interest expense. The increases in non-interest expenses were due primarily to various operating expenses related to the growth of our branch network and our increased retail loan production. At September 30, 2008 we had 125 branches as compared to 118 at September 30, 2007.
We have been able to grow our assets by 16.5% to $51.77 billion at September 30, 2008 from $44.42 billion at December 31, 2007, by originating and purchasing mortgage loans and purchasing mortgage-backed securities. Loans increased $4.32 billion to $28.52 billion at September 30, 2008 from $24.20 billion at December 31, 2007. While conditions in the housing markets deteriorated further during 2008, our competitive rates and the decreased lending competition have resulted in increased origination activity.
Total securities increased $2.64 billion to $21.38 billion at September 30, 2008 from $18.74 billion at December 31, 2007. The increase in securities was primarily due to purchases of mortgage-backed and investment securities of $5.47 billion and $1.90 billion, respectively, partially offset by principal collections on mortgage-backed securities of $1.83 billion and calls of investment securities of $2.71 billion.
The increase in our total assets was funded primarily by borrowings and customer deposits. Borrowed funds increased $5.14 billion to $29.28 billion at September 30, 2008 from $24.14 billion at December 31, 2007. Deposits increased $2.14 billion to $17.29 billion at September 30, 2008 from $15.15 billion at December 31, 2007. The additional borrowed funds were used primarily to fund our asset growth. The increase in deposits was attributable to growth in our time deposits and money market accounts. The increase in these accounts was a result of our competitive pricing strategies that focused on attracting these types of deposits as well as customer preferences for time deposits rather than other types of deposit accounts. In addition, we believe the turmoil in the credit and equity markets has made deposit products in strong financial institutions desirable for many customers.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007
During the first nine months of 2008, our total assets increased $7.35 billion, or 16.5%, to $51.77 billion at September 30, 2008 from $44.42 billion at December 31, 2007.
Loans increased $4.32 billion, or 17.9%, to $28.52 billion at September 30, 2008 from $24.20 billion at December 31, 2007 due primarily to the origination of one-to four- family first mortgage loans in New Jersey, New York and Connecticut and our continued loan purchase activity. For the first nine months of 2008, we originated $4.01 billion and purchased $2.55 billion of loans, compared to originations of $2.65 billion and purchases of $3.06 billion for the comparable period in 2007. The origination and purchases of loans were partially offset by principal repayments of $2.22 billion in the first nine months of 2008 as compared to $1.73 billion for the first nine months of 2007. While the residential real estate markets have deteriorated during the past year, our competitive rates and the decreased mortgage lending competition have resulted in increased retail origination activity for the first nine months of 2008. The overall decrease in the purchase of mortgage loans was due primarily to the continued reduction of activity in the secondary residential mortgage market as a result of the disruption and volatility in the financial and capital marketplaces.
Our first mortgage loan originations and purchases were substantially in one-to four-family mortgage loans for the first nine months of 2008. Approximately 58.0% of mortgage loan originations for the first nine months of 2008 were variable-rate loans as compared to approximately 44.0% for the comparable period in 2007. Substantially all purchased mortgage loans during the nine months ended September 30, 2008 were fixed-rate loans since variable-rate loans available for purchase are typically outside of our defined geographic parameters and include features, such as option ARM’s, that do not meet our underwriting standards. Fixed-rate mortgage loans accounted for 76.6% of our first mortgage loan portfolio at September 30, 2008 and 80.5% at December 31, 2007.
Total mortgage-backed securities increased $3.50 billion to $18.07 billion at September 30, 2008 from $14.57 billion at December 31, 2007. This increase in total mortgage-backed securities resulted from $5.47 billion in purchases, all of which were issued by U.S. government-sponsored enterprises. The increase was partially offset by repayments of $1.83 billion. At September 30, 2008, variable-rate mortgage-backed securities accounted for 82.2% of our portfolio compared with 82.3% at December 31, 2007. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our primary lending activities are the origination and purchase of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations.
Total investment securities decreased $865.3 million to $3.31 billion at September 30, 2008 as compared to $4.17 billion at December 31, 2007. Investment securities held to maturity decreased $1.36 billion partially offset by a $493.1 million increase in investment securities available for sale. The decrease in total investment securities was the result of calls of held to maturity and available for sale investment securities of $1.36 billion and $1.35 billion, respectively. The calls were partially offset by purchases of investment securities available for sale of $1.90 billion for the first nine months of 2008.
Total cash and cash equivalents increased $167.5 million to $385.0 million at September 30, 2008 as compared to $217.5 million at December 31, 2007. Accrued interest receivable increased $36.5 million, primarily due to increased balances in loans and investments. Other assets increased by $45.9 million primarily due to an increase in deferred tax assets reflecting the tax effect of the change in net unrealized gains and losses on securities available for sale.

Total liabilities increased $7.18 billion, or 18.0%, to $46.99 billion at September 30, 2008 from $39.81 billion at December 31, 2007. The increase in total liabilities primarily reflected a $5.14 billion increase in borrowed funds and a $2.14 billion increase in deposits.
Total deposits amounted to $17.29 billion at September 30, 2008 as compared to $15.15 billion at December 31, 2007. The increase in total deposits reflected a $1.17 billion increase in our time deposits, a $957.6 million increase in our money market checking accounts and a $40.8 million increase in our demand accounts. The increase in our time deposits and money market checking accounts reflects our competitive pricing, our branch expansion and customer preference for these types of deposits. At September 30, 2008 we had 125 branches as compared to 118 at September 30, 2007. In addition, we believe that the turmoil in the credit and equity markets has made deposit products in strong financial institutions desirable for many customers.
Borrowings amounted to $29.28 billion at September 30, 2008 as compared to $24.14 billion at December 31, 2007. The increase in borrowed funds was the result of $5.50 billion of new borrowings at a weighted-average rate of 3.12%, partially offset by repayments of $366.0 million with a weighted average rate of 3.93%. The new borrowings have final maturities of ten years and initial reprice dates of one to three years. The additional borrowed funds were used primarily to fund our asset growth. Borrowed funds at September 30, 2008 were comprised of $14.43 billion of Federal Home Loan Bank (“FHLB”) advances and $14.85 billion of securities sold under agreements to repurchase.
The Company has two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act. Mortgage-backed securities with a carrying value of approximately $114.4 million are pledged as collateral for these borrowings. We intend to pursue full recovery of the pledged collateral in accordance with the contractual terms of the repurchase agreement. If full recovery of the collateral does not occur, we will be pursuing a customer claim against the Lehman Brothers, Inc. estate for the $14.4 million difference between the carrying value of the securities and the amount of the underlying borrowings. There can be no assurances that the final settlement of this transaction will result in the full recovery of the collateral or the full amount of the claim.
Due to brokers amounted to $158.6 million at September 30, 2008 as compared to $281.9 million at December 31, 2007. Due to brokers at September 30, 2008 represents securities purchased in the third quarter of 2008 with settlement dates in the fourth quarter of 2008. Other liabilities increased to $267.5 million at September 30, 2008 as compared to $236.4 million at December 31, 2007. The increase is primarily the result of an increase in accrued interest payable on borrowings of $18.6 million.
Total shareholders’ equity increased $174.8 million to $4.79 billion at September 30, 2008 from $4.61 billion at December 31, 2007. The increase was primarily due to net income of $321.3 million for the nine months ended September 30, 2008, partially offset by cash dividends paid to common shareholders of $154.8 million.
As of September 30, 2008, 54,973,550 shares were available for repurchase under our existing stock repurchase program. During the first nine months of 2008, we repurchased 224,262 shares of our outstanding common stock at a total cost of $3.6 million as compared to 36.7 million shares repurchased during the same period in 2007 at a total cost of $491.3 million. We repurchased fewer shares in the first nine months of 2008 because we were able to leverage our capital more effectively by growing our balance sheet as the yield curve became steeper.

The accumulated other comprehensive loss of $18.5 million at September 30, 2008 includes a $15.3 million after-tax net unrealized loss on securities available for sale ($25.9 million pre-tax). We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by U.S. government–sponsored enterprises. We do not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. In addition, we do not own any common or preferred stock issued by Fannie Mae or Freddie Mac. The unrealized loss in the available for sale portfolio at September 30, 2008 was caused by increases in market yields subsequent to purchase and is not attributable to credit quality concerns. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the intent and the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2008.
At September 30, 2008, our shareholders’ equity to asset ratio was 9.24%. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.85 at September 30, 2008 as compared to $9.55 at December 31, 2007. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.52 as of September 30, 2008 and $9.22 at December 31, 2007.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended September 30, 2008 and 2007. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are accreted or amortized to interest income.

	For the Three Months Ended September 30,
	2008				2007
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$27,431,258	$394,748	5.76%		$21,990,493	$313,943	5.71%
Consumer and other loans	418,760	6,245	5.97		432,061	7,107	6.58
Federal funds sold	181,122	815	1.79		271,404	3,382	4.94
Mortgage-backed securities at amortized cost	17,288,478	225,300	5.21		11,617,722	151,144	5.20
Federal Home Loan Bank stock	827,393	12,510	6.05		623,693	10,616	6.81
Investment securities, at amortized cost	3,373,018	41,699	4.95		5,179,482	62,011	4.79

Total interest-earning assets	49,520,029	681,317	5.50		40,114,855	548,203	5.47

Noninterest-earnings assets	769,038				617,794

Total Assets	$50,289,067				$40,732,649

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$727,060	1,378	0.75		$766,928	1,457	0.75
Interest-bearing transaction accounts	1,609,380	12,248	3.03		1,715,934	14,538	3.36
Money market accounts	2,484,464	20,112	3.22		1,264,556	13,436	4.22
Time deposits	11,435,317	100,245	3.49		10,099,706	125,624	4.93

Total interest-bearing deposits	16,256,221	133,983	3.28		13,847,124	155,055	4.44

Repurchase agreements	14,046,628	144,769	4.10		10,948,609	116,888	4.24
Federal Home Loan Bank of New York advances	14,326,630	147,487	4.10		10,547,826	114,044	4.29

Total borrowed funds	28,373,258	292,256	4.10		21,496,435	230,932	4.26

Total interest-bearing liabilities	44,629,479	426,239	3.80		35,343,559	385,987	4.33

Noninterest-bearing liabilities:
Noninterest-bearing deposits	587,553				529,775
Other noninterest-bearing liabilities	284,512				214,543

Total noninterest-bearing liabilities	872,065				744,318

Total liabilities	45,501,544				36,087,877
Shareholders’ equity	4,787,523				4,644,772

Total Liabilities and Shareholders’ Equity	$50,289,067				$40,732,649

Net interest income/net interest rate spread (2)		$255,078	1.70			$162,216	1.14

Net interest-earning assets/net interest margin (3)	$4,890,550		2.08%		$4,771,296		1.65%

Ratio of interest-earning assets to interest-bearing liabilities			1.11	x			1.13	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $121.9 million for the third quarter of 2008, an increase of $47.5 million, or 63.8%, compared with net income of $74.4 million for the third quarter of 2007. Basic and diluted earnings per common share were both $0.25 for the third quarter of 2008 as compared to $0.15 for both basic and diluted earnings per share for the third quarter of 2007. For the three months ended September 30, 2008, our annualized return on average shareholders’ equity was 10.19%, compared with 6.41% for the comparable period in 2007. Our annualized return on average assets for the third quarter of 2008 was 0.97% as compared to 0.73% for the third quarter of 2007. The increase in the annualized return on average equity and assets is primarily due to the increase in net income during the third quarter of 2008.
Interest and Dividend Income. Total interest and dividend income for the third quarter of 2008 increased $133.1 million, or 24.3%, to $681.3 million as compared to $548.2 million for the third quarter of 2007. The increase in total interest and dividend income was primarily due to a $9.41 billion, or 23.5%, increase in the average balance of total interest-earning assets to $49.52 billion for the third quarter of 2008 as compared to $40.11 billion for the third quarter of 2007. The increase in interest and dividend income was also partially due to an increase of 3 basis points in the annualized weighted-average yield on total interest-earning assets to 5.50% for the quarter ended September 30, 2008 from 5.47% for the comparable period in 2007.
Interest on first mortgage loans increased $80.8 million to $394.7 million for the third quarter of 2008 as compared to $313.9 million for the same period in 2007. This was primarily due to a $5.44 billion increase in the average balance of first mortgage loans to $27.43 billion for the third quarter of 2008 as compared to $21.99 billion for the third quarter of 2007. This increase reflects our continued emphasis on the growth of our mortgage loan portfolio. The increase in first mortgage loan income was also due to a 5 basis point increase in the weighted-average yield to 5.76%. Notwithstanding the decrease in long-term market interest rates noted above, competitive mortgage rates have remained at a wider spread relative to U.S. Treasury securities resulting in higher yields on mortgage loans.
Interest on consumer and other loans decreased to $6.2 million for the third quarter of 2008 from $7.1 million for the third quarter of 2007. The average balance of consumer and other loans decreased $13.3 million to $418.8 million for the third quarter of 2008 as compared to $432.1 million for the third quarter of 2007 and the average yield earned decreased 61 basis points to 5.97% as compared to 6.58% for the same respective periods.
Interest on mortgage-backed securities increased $74.2 million to $225.3 million for the third quarter of 2008 as compared to $151.1 million for the third quarter of 2007. This increase was due primarily to a $5.67 billion increase in the average balance of mortgage-backed securities to $17.29 billion during the third quarter of 2008 as compared to $11.62 billion during the third quarter of 2007. The weighted-average yield on mortgage-backed securities increased slightly to 5.21% for the quarter ended September 30, 2008 as compared to 5.20% for the same quarter in 2007.
The increases in the average balances of mortgage-backed securities were due to purchases of variable-rate mortgage-backed securities as part of our interest rate risk management strategy. Since our primary lending activities are the origination and purchase of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations while providing a source of cash flow from monthly principal and interest payments. The increase in the weighted average yields on mortgage-backed securities is a result of the purchase of new securities when market interest rates were higher than the yield earned on the existing portfolio.
Interest on investment securities decreased $20.3 million to $41.7 million during the third quarter of 2008 as compared to $62.0 million for the third quarter of 2007. This decrease was due primarily to a $1.81 billion decrease in the average balance of investment securities to $3.37 billion. The decrease in the average balance of investment securities was due to increased call activity as a result of the decrease in shorter-term market interest rates during the second half of 2007 and first nine months of 2008. The average yield on investment securities increased 16 basis points to 4.95%.
Dividends on FHLB stock increased $1.9 million or 17.9% to $12.5 million for the third quarter of 2008 as compared to $10.6 million for the third quarter of 2007. This increase was due to a $203.7 million increase in the average balance to $827.4 million for the third quarter of 2008 as compared to $623.7 million for the same quarter in 2007. The increase was partially offset by a 76 basis point decrease in the average yield to 6.05% as compared to 6.81% for the same period last year.
In October 2008, the FHLB declared a regular quarterly dividend of 3.50% as compared to a 6.50% dividend in the third quarter of 2008. As a result of the reduced dividend yield, we recorded dividend income on FHLB stock of $7.3 million in the fourth quarter of 2008 as compared to $12.5 million in the third quarter of 2008. At the present time, we can not determine the future amount of dividends that the FHLB will pay or the timing of any changes in the dividend yield.
Interest Expense. Total interest expense for the quarter ended September 30, 2008 increased $40.2 million, or 10.4%, to $426.2 million as compared to $386.0 million for the quarter ended September 30, 2007. This increase was primarily due to a $9.29 billion, or 26.3%, increase in the average balance of total interest-bearing liabilities to $44.63 billion for the quarter ended September 30, 2008 compared with $35.34 billion for the third quarter of 2007. This increase in interest-bearing liabilities was used to fund asset growth. The increase in the average balance of total interest-bearing liabilities was partially offset by a 53 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 3.80% for the quarter ended September 30, 2008 compared with 4.33% for the quarter ended September 30, 2007.
Interest expense on our time deposit accounts decreased $25.4 million to $100.2 million for the third quarter of 2008 as compared to $125.6 million for the third quarter of 2007. This decrease was due to a decrease in the annualized weighted-average cost of 144 basis points to 3.49% for the third quarter of 2008 as compared to 4.93% for the third quarter of 2007. This decrease was partially offset by a $1.34 billion increase in the average balance of time deposit accounts to $11.44 billion from $10.10 billion for the third quarter of 2007. Interest expense on money market accounts increased $6.7 million to $20.1 million for the third quarter of 2008 as compared to $13.4 million for the same quarter in 2007. This increase was due to a $1.22 billion increase in the average balance to $2.48 billion for the third quarter of 2008 as compared to $1.26 billion for the third quarter of 2007. This increase was partially offset by a 100 basis point decrease in the annualized weighted-average cost to 3.22% for the third quarter of 2008. The increase in our time deposits and money market checking accounts reflects our competitive pricing, our branch expansion and customer preference for short-term deposit products. In addition, we believe the turmoil in the credit and equity markets has made deposit products in strong financial institutions desirable for many customers.
Interest expense on our interest-bearing transaction accounts decreased $2.3 million to $12.2 million for the third quarter of 2008 as compared to $14.5 million for the third quarter of 2007. This decrease was primarily due to a $106.6 million decrease in the average balance to $1.61 billion, and a 33 basis point decrease in the annualized weighted average cost to 3.03%. The decrease in our interest-bearing transaction accounts reflected customer preferences for higher-yielding time and money market deposit products.
Interest expense on borrowed funds increased $61.4 million to $292.3 million for the third quarter of 2008 as compared to $230.9 million for the third quarter of 2007 primarily due to a $6.88 billion increase in the average balance of borrowed funds to $28.37 billion. This increase was partially offset by a decrease of 16 basis points in the weighted average cost of borrowed funds to 4.10% for the third quarter of 2008 as compared to 4.26% for the third quarter of 2007.
Borrowed funds were used to fund a significant portion of the growth in interest-earning assets. The decrease in the average cost of borrowings for the third quarter of 2008 reflected new borrowings in 2008, when market interest rates were lower than existing borrowings, and borrowings that were called. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. At September 30, 2008, we had $19.43 billion of borrowed funds with a weighted-average rate of 4.25% and call dates within one year. We anticipate that none of the borrowings will be called assuming current market interest rates remain stable.
Net Interest Income. Net interest income increased $92.9 million, or 57.3%, to $255.1 million for the third quarter of 2008 compared with $162.2 million for the third quarter of 2007. Our net interest rate spread increased 56 basis points to 1.70% for the third quarter of 2008 from 1.14% for the comparable period in 2007. Our net interest margin increased 43 basis points to 2.08% for the third quarter of 2008 from 1.65% for the comparable period in 2007.
The increase in our net interest margin and net interest rate spread was primarily due to the 53 basis point decrease in the weighted-average cost of interest-bearing liabilities compared with the weighted-average yield of interest-earning assets which increased by 3 basis points for the quarter ended September 30, 2008. The decreases in market interest rates during the second half of 2007 and the first nine months of 2008 allowed us to lower the cost of our interest-bearing liabilities, primarily our deposits, while mortgage yields remained stable. As a result, our net interest rate margin and net interest rate spread increased during the third quarter of 2008.
Provision for Loan Losses. The provision for loan losses amounted to $5.0 million for the quarter ended September 30, 2008 as compared to $2.0 million for the quarter ended September 30, 2007. The allowance for loan losses amounted to $42.6 million and $34.7 million at September 30, 2008 and December 31, 2007, respectively. We recorded our provision for loan losses during the first nine months of 2008 based on our allowance for loan losses methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, which increased to $142.1 million at September 30, 2008 as compared to $79.4 million at December 31, 2007. The higher provision for loan losses in the third quarter of 2008 reflects the risks inherent in our loan portfolio due to weakening real estate markets, the increases in non-performing loans and net charge-offs and the overall growth in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”
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

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with loan-to-value ratios of less than 80%. The average loan-to-value ratio of our 2008 originations was 60%. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the first nine months of 2008, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, deteriorated during 2007 and the first nine months of 2008 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. In addition, general economic conditions in the United States have also worsened as evidenced by slower economic growth. We considered these trends in economic and market conditions in determining the provision for loan losses also taking into account the continued growth of our loan portfolio.
We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina. At September 30, 2008, approximately 69% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts and Michigan accounted for 6%, 4%, 4%, 3% and 2%, respectively of total loans. The remaining 12% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. With respect to our non-performing loans, approximately 64% are in the New York metropolitan area and 4%, 4%, 4%, 2% and 6% are located in the states of Virginia, Illinois, Maryland, Massachusetts and Michigan, respectively. The remaining 16% of our non-performing loans are secured by real estate primarily in the remainder of the Northeast quadrant of the United States.
The last 12 months have been highlighted by disruption and volatility in the financial and capital marketplaces and a significant weakening of economic conditions. The financial, capital and credit markets are experiencing significant adverse conditions. These conditions are attributable to a variety of factors, including the fallout associated with the sub-prime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market and the lack of available liquidity. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing market. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We do not participate in sub-prime mortgage lending which has been the riskiest sector of the residential housing market. We determined the provision for loan losses for the third quarter of 2008 based on our evaluation of the foregoing factors, the growth of the loan portfolio and the recent increases in non-performing loans and net loan charge-offs. As always, we continue to adhere to prudent underwriting standards.
At September 30, 2008, first mortgage loans secured by one-to four-family properties accounted for 98.3% of total loans. Fixed-rate mortgage loans represent 76.6% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans.
Non-performing loans amounted to $142.1 million at September 30, 2008 as compared to $79.4 million at December 31, 2007. Non-performing loans at September 30, 2008 included $134.8 million of one- to four-family first mortgage loans as compared to $75.8 million at December 31, 2007. The ratio of non-performing loans to total loans was 0.50% at September 30, 2008 compared with 0.33% at December 31, 2007. The allowance for loan losses as a percent of total loans and non-performing loans was 0.15% and

29.99%, respectively at September 30, 2008 as compared to 0.14% and 43.75%, respectively at December 31, 2007. Loans delinquent 60 to 89 days amounted to $57.5 million at September 30, 2008 as compared to $40.6 million at December 31, 2007. Foreclosed real estate amounted to $9.5 million at September 30, 2008 as compared to $4.1 million at December 31, 2007. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. At September 30, 2008, our non-performing mortgage loans had an average loan-to-value ratio of approximately 66% based on the appraised value at the time of origination. Net charge-offs amounted to $1.4 million for the third quarter of 2008 as compared to net charge-offs of $606,000 for the comparable period in 2007. The increase in charge-offs was related to non-performing residential loans for which current appraised values indicated declines in the value of the underlying collateral.
At September 30, 2008 and December 31, 2007, commercial and construction loans evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” amounted to $6.7 million and $3.5 million, respectively. Based on this evaluation, we established an allowance for loan losses of $585,000 for loans classified as impaired at September 30, 2008 compared to $268,000 at December 31, 2007.
Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. However, the markets in which we lend have experienced significant declines in real estate values which we have taken into account in evaluating our allowance for loan losses. No assurance can be given in any particular case that our loan-to-value ratios will provide full protection in the event of borrower default. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”
Non-Interest Income. Total non-interest income was $2.2 million for the third quarter of 2008 compared with $2.0 million for the third quarter of 2007. The increase in non-interest income is primarily due to an increase in service charges on deposits as a result of deposit account growth.
Non-Interest Expense. Total non-interest expense increased $8.2 million, or 19.9%, to $49.4 million for the third quarter of 2008 from $41.2 million for the third quarter of 2007. The increase is primarily due to a $5.5 million increase in compensation and employee benefits expense, a $2.3 million increase in other non-interest expense and a $540,000 increase in Federal deposit insurance expense. The increase in compensation and employee benefits expense reflected a $1.9 million increase in expense related to our employee stock ownership plan primarily as a result of increases in our stock price, a $1.9 million increase in compensation costs, due primarily to normal increases in salary and additional full time employees primarily for our new branches, and a $792,000 increase in stock option plan expense. At September 30, 2008, we had 1,406 full-time equivalent employees as compared to 1,321 at September 30, 2007. The increase in stock option plan expense is due to the grant of options during the first nine months of 2008. The increase in other non-interest expense was due primarily to the growth of our branch network and incremental costs related to our increased retail loan production during 2008. Included in other non-interest expense for the third quarter of 2008 were write-downs and net losses on the sale of foreclosed real estate of $516,000 compared with net gains on the sale of foreclosed real estate of $31,000 for the comparable period in 2007.
As a result of the recent failures of a number of banks and thrifts, there have been significant losses incurred by the Deposit Insurance Fund (the “DIF”) of the FDIC, resulting in a decline in the DIF reserve ratio to 1.01% of estimated insured deposits as of June 30, 2008, which is significantly below the minimum reserve ratio of 1.15%. In response, on October 7, 2008, the FDIC adopted a restoration plan and issued a notice of proposed rulemaking and request for comment which would raise the assessment rate schedule across all four risk categories into which the FDIC assigns insured institutions by seven basis points (annualized) of insured deposits beginning on January 1, 2009. For Hudson City Savings, the

2009 initial base assessment rate would be twelve basis points. Beginning with the second quarter of 2009, the initial base assessment rates will range from 10 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. For Hudson City Savings, the total assessment rate would be 18 basis points. For a further discussion of the FDIC restoration plan and proposal, see Part II, “Item 1A — Risk Factors.”
Our efficiency ratio was 19.21% for the three months ended September 30, 2008 as compared to 25.07% for the three months ended September 30, 2007. Our annualized ratio of non-interest expense to average total assets for the third quarter of 2008 was 0.39% as compared to 0.40% for the third quarter of 2007.
Income Taxes. Income tax expense amounted to $80.9 million for the three months ended September 30, 2008 compared with $46.6 million for the corresponding period in 2007. Our effective tax rate for the third quarter of 2008 was 39.90% compared with 38.52% for the third quarter of 2007.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the nine months ended September 30, 2008 and 2007. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are accreted or amortized to interest income.

	For the Nine Months Ended September 30,
	2008				2007
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$25,742,402	$1,110,121	5.75%		$20,492,465	$873,397	5.68%
Consumer and other loans	426,864	19,978	6.24		428,054	21,077	6.57
Federal funds sold	236,479	4,093	2.31		215,706	8,275	5.13
Mortgage-backed securities at amortized cost	16,105,296	632,226	5.23		10,704,116	411,320	5.12
Federal Home Loan Bank stock	774,729	40,729	7.01		555,343	26,835	6.44
Investment securities, at amortized cost	3,681,122	134,118	4.86		5,567,410	198,440	4.75

Total interest-earning assets	46,966,892	1,941,265	5.51		37,963,094	1,539,344	5.41

Noninterest-earnings assets	775,956				603,535

Total Assets	$47,742,848				$38,566,629

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$731,732	4,132	0.75		$785,015	4,925	0.84
Interest-bearing transaction accounts	1,590,125	36,937	3.10		1,868,032	47,054	3.37
Money market accounts	2,107,569	52,577	3.33		1,074,245	31,428	3.91
Time deposits	11,270,239	339,752	4.03		9,758,275	360,043	4.93

Total interest-bearing deposits	15,699,665	433,398	3.69		13,485,567	443,450	4.40

Repurchase agreements	12,986,768	407,630	4.19		9,758,275	304,505	4.17
Federal Home Loan Bank of New York advances	13,468,861	418,712	4.15		9,811,172	315,061	4.29

Total borrowed funds	26,455,629	826,342	4.17		19,569,447	619,566	4.23

Total interest-bearing liabilities	42,155,294	1,259,740	3.99		33,055,014	1,063,016	4.30

Noninterest-bearing liabilities:
Noninterest-bearing deposits	562,141				514,903
Other noninterest-bearing liabilities	281,212				213,546

Total noninterest-bearing liabilities	843,353				728,449

Total liabilities	42,998,647				33,783,463
Shareholders’ equity	4,744,201				4,783,166

Total Liabilities and Shareholders’ Equity	$47,742,848				$38,566,629

Net interest income/net interest rate spread (2)		$681,525	1.52			$476,328	1.11

Net interest-earning assets/net interest margin (3)	$4,811,598		1.93%		$4,908,080		1.66%

Ratio of interest-earning assets to interest-bearing liabilities			1.11	x			1.15	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $321.3 million for the nine months ended September 30, 2008, an increase of $102.9 million, or 47.1%, as compared to $218.4 million for the same period in 2007. Basic and diluted earnings per common share were $0.66 and $0.65, respectively, for the first nine months of 2008 as compared to $0.43 and $0.42, respectively, for the same period in 2007. For the nine months ended September 30, 2008, our annualized return on average shareholders’ equity was 9.03%, compared with 6.09% for the comparable period in 2007. Our annualized return on average assets for the first nine months of 2008 was 0.90% as compared to 0.75% for the first nine months of 2007. The increase in the annualized return on average equity and assets is primarily due to the increase in net income during the first nine months of 2008. The increase in the annualized return on average equity is also due to a $39.0 million decrease in average shareholders’ equity for the first nine months of 2008 as compared to the first nine months of 2007 due primarily to treasury stock repurchases during 2007.
Interest and Dividend Income. Total interest and dividend income for the first nine months of 2008 increased $401.9 million, or 26.1%, to $1.94 billion as compared to $1.54 billion for the first nine months of 2007. The increase in total interest and dividend income was primarily due to a $9.01 billion, or 23.7%, increase in the average balance of total interest-earning assets to $46.97 billion for the first nine months of 2008 as compared to $37.96 billion for the first nine months of 2007. The increase in interest and dividend income was also partially due to an increase of 10 basis points in the annualized weighted-average yield on total interest-earning assets to 5.51% for the nine months ended September 30, 2008 from 5.41% for the comparable period in 2007.
Interest on first mortgage loans increased $236.7 million to $1.11 billion for the first nine months of 2008 as compared to $873.4 million for the same period in 2007. This was primarily due to a $5.25 billion increase in the average balance of first mortgage loans to $25.74 billion for the nine months ended September 30, 2008 as compared to $20.49 billion for the same period in 2007. This increase reflected our continued emphasis on the growth of our mortgage loan portfolio. The increase in first mortgage loan interest income was also due to a 7 basis point increase in the weighted-average yield to 5.75%. Notwithstanding the decrease in long-term market interest rates noted above, mortgage rates have remained at a wider spread relative to U.S. Treasury securities resulting in higher yields on mortgage loans.
Interest on consumer and other loans decreased $1.1 million to $20.0 million for the first nine months of 2008 as compared to $21.1 million for the same period in 2007. The average balance of consumer and other loans decreased $1.2 million to $426.9 million for the first nine months of 2008 as compared to $428.1 million for the first nine months of 2007 and the average yield earned decreased 33 basis points to 6.24% as compared to 6.57% for the same periods.
Interest on mortgage-backed securities increased $220.9 million to $632.2 million for the first nine months of 2008 as compared to $411.3 million for the first nine months of 2007. This increase was due primarily to a $5.41 billion increase in the average balance of mortgage-backed securities to $16.11 billion during the first nine months of 2008 as compared to $10.70 billion the first nine months of 2007, and an 11 basis point increase in the weighted-average yield to 5.23%.
The increases in the average balances of mortgage-backed securities were due to purchases of variable-rate mortgage-backed securities as part of our interest rate risk management strategy. Since our primary lending activities are the origination and purchase of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations while providing a source of cash flow from monthly principal and interest payments. The increase in the weighted average yield on mortgage-backed securities is a result of the purchase of new securities when market interest rates were higher than the yield earned on the existing portfolio.
Interest on investment securities decreased $64.3 million to $134.1 million during the first nine months of 2008 as compared to $198.4 million for the first nine months of 2007. This decrease was due primarily to a $1.89 billion decrease in the average balance of investment securities to $3.68 billion for the nine months ended September 30, 2008 as compared to $5.57 billion for the same period in 2007. The decrease in the average balance of investment securities was due to increased call activity as a result of the decrease in market rates of securities with a shorter duration during the second half of 2007 and first nine months of 2008. The average yield on investment securities increased 11 basis points to 4.86% during the nine months ended September 30, 2008.
Dividends on FHLB stock increased $13.9 million or 51.9% to $40.7 million for the first nine months of 2008 as compared to $26.8 million for the first nine months of 2007. This increase was due to a $219.4 million increase in the average balance to $774.7 million for the first nine months of 2008 as compared to $555.3 million for the comparable period in 2007. The increase was also due to a 57 basis point increase in the average yield to 7.01% as compared to 6.44% for the same period last year.
In October 2008, the FHLB declared a regular quarterly dividend of 3.50% as compared to a 6.50% dividend in the third quarter of 2008. As a result of the reduced dividend yield, we recorded dividend income on FHLB stock of $7.3 million in the fourth quarter of 2008 as compared to $12.5 million in the third quarter of 2008. At the present time, we can not determine the future amount of dividends that the FHLB will pay or the timing of any changes in the dividend yield.
Interest Expense. Total interest expense for the nine months ended September 30, 2008 increased $196.7 million, or 18.6%, to $1.26 billion as compared to $1.06 billion for the nine months ended September 30, 2007. This increase was primarily due to a $9.10 billion, or 27.5%, increase in the average balance of total interest-bearing liabilities to $42.16 billion for the nine months ended September 30, 2008 compared with $33.06 billion for the corresponding period in 2007. The increase in the average balance of total interest-bearing liabilities was partially offset by a 31 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 3.99% for the nine months ended September 30, 2008 compared with 4.30% for the nine months ended September 30, 2007.
Interest expense on our time deposit accounts decreased $20.2 million to $339.8 million for the first nine months of 2008 as compared to $360.0 million for the first nine months of 2007. This decrease was due primarily to a decrease of 90 basis points in the annualized weighted-average cost to 4.03%. This decrease was partially offset by a $1.51 billion increase in the average balance of time deposit accounts to $11.27 billion for the first nine months of 2008 from $9.76 billion for the comparable period in 2007. Interest expense on money market accounts increased $21.2 million to $52.6 million for the first nine months of 2008 as compared to $31.4 million for the same period in 2007. This increase was due to a $1.03 billion increase in the average balance to $2.11 billion, partially offset by a 58 basis point decrease in the annualized weighted-average cost to 3.33%. The increase in our time deposits and money market checking accounts reflects our competitive pricing, our branch expansion and customer preference for short-term deposit products. In addition, the turmoil in the credit and equity markets has made deposit products in strong financial institutions desirable for many customers.
Interest expense on our interest-bearing transaction accounts decreased $10.2 million to $36.9 million for the first nine months of 2008 as compared to $47.1 million for the first nine months of 2007. This decrease was primarily due to a $277.9 million decrease in the average balance to $1.59 billion and a 27 basis point decrease in the average cost to 3.10%. The decrease in the average balance reflects customer preferences for short-term time and money market deposit products.
Interest expense on borrowed funds increased $206.7 million to $826.3 million as compared to $619.6 million for the first nine months of 2007 primarily due to a $6.89 billion increase in the average balance of borrowed funds to $26.46 billion as compared to $19.57 billion for the nine months ended September 30, 2007. The weighted average cost of borrowed funds decreased 6 basis points to 4.17% for the nine months ended September 30, 2008 as compared to 4.23% for the comparable period in 2007.
Borrowed funds were used to fund a significant portion of the growth in interest-earning assets. The decrease in the average cost of borrowings reflected new borrowings in 2008, when market interest rates were lower than existing borrowings, and borrowings that were called. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. At September 30, 2008, we had $19.43 billion of borrowed funds with a weighted-average rate of 4.25% and call dates within one year. We anticipate that none of the borrowings will be called assuming current market interest rates remain stable.
Net Interest Income. Net interest income increased $205.2 million, or 43.1%, to $681.5 million for the nine months ended September 30, 2008 as compared with $476.3 million for the same period in 2007. Our net interest rate spread increased 41 basis points to 1.52% for the 2008 nine-month period from 1.11% for the comparable period in 2007. Our net interest margin increased 27 basis points to 1.93% from 1.66% for those same periods.
The increase in our net interest margin and net interest rate spread was primarily due to the increase in the weighted-average yield on interest-earning assets and a decrease in the weighted-average cost of interest-bearing liabilities. The decreases in market interest rates during the second half of 2007 and the first nine months of 2008 allowed us to lower the cost of our deposits while the yields on our mortgage-related assets remained stable. As a result, our net interest rate margin and net interest rate spread increased during the first nine months of 2008.
Provision for Loan Losses. The provision for loan losses amounted to $10.5 million for the nine months ended September 30, 2008 as compared to $2.8 million for the nine months ended September 30, 2007. The provision for loan losses was $4.8 million for the full calendar year ended December 31, 2007. The allowance for loan losses amounted to $42.6 million and $34.7 million at September 30, 2008 and December 31, 2007, respectively. Net charge-offs amounted to $2.6 million for the nine months ended September 30, 2008 as compared to net charge-offs of $575,000 for the same period in 2007. The higher provision for loan losses during the nine months ended September 30, 2008 reflects the risks inherent in our loan portfolio due to deteriorating real estate markets, the increases in non-performing loans and net charge-offs, and the overall growth of the loan portfolio. We recorded a provision for loan losses based on our determination of the allowance for loan losses that considers a number of quantitative and qualitative factors. See “Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007 – Provision for Loan Losses”.
Non-Interest Income. Total non-interest income was $6.5 million for the first nine months of 2008 compared with $5.4 million for the first nine months of 2007. The increase in non-interest income is primarily due to an increase in service charges on deposits as a result of deposit account growth.
Non-Interest Expense. Total non-interest expense for the nine months ended September 30, 2008 was $145.8 million compared with $123.2 million during the corresponding 2007 period. The increase is primarily due to a $16.8 million increase in compensation and employee benefits expense and a $4.9 million increase in other non-interest expense. The increase in compensation and employee benefits expense reflected an $8.5 million increase in expense related to our employee stock ownership plan, primarily as a result of increases in our stock price, a $4.8 million increase in compensation costs and a $1.8 million increase in stock option plan expense. The increase in compensation costs was due primarily to normal salary increases and increased staffing related to our branch expansion strategy. At September 30, 2008, we had 1,406 full-time equivalent employees as compared to 1,321 at September 30, 2007. The increase in stock option plan expense is due to the grant of options during the first nine months of 2008. The increase in other non-interest expense was due primarily to various operating expenses related to the growth of our branch network and incremental costs related to our increased retail loan production in 2008. Included in other non-interest expense for the nine months ended September 30, 2008 were write-downs and net losses on the sale of foreclosed real estate of $1.1 million as compared to net gains on the sale of foreclosed real estate of $6,000 for the comparable period in 2007.
Our efficiency ratio was 21.21% for the nine months ended September 30, 2008 as compared to 25.56% for the nine months ended September 30, 2007. Our annualized ratio of non-interest expense to average total assets for the first nine months of 2008 was 0.41% as compared to 0.43% for the first nine months of 2007.
Income Taxes. Income tax expense amounted to $210.4 million for the nine months ended September 30, 2008 compared with $137.4 million for the corresponding period in 2007. Our effective tax rate for the first nine months of 2008 was 39.58% compared with 38.63% for the first nine months of 2007.
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
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $4.01 billion and purchased $2.55 billion of loans during the first nine months of 2008 as compared to $2.65 billion and $3.06 billion during the first nine months of 2007. While the residential real estate markets have slowed during the past year, our competitive rates and the decreased mortgage lending competition have resulted in increased origination productivity for the first nine months of 2008. The decrease in the purchases of mortgage loans during the first nine months of 2008 was due primarily to the continued reduction of activity in the secondary residential mortgage market as a result of the disruption and volatility in the financial and capital marketplaces. At September 30, 2008, commitments to originate and purchase mortgage loans amounted to $348.5 million and $279.9 million, respectively as compared to $339.3 million and $771.8 million, respectively at September 30, 2007.

Purchases of mortgage-backed securities during the first nine months of 2008 were $5.47 billion as compared to $4.65 billion during the first nine months of 2007. The increase in the purchases of mortgage-backed securities reflects the growth initiatives we have employed in recent periods as well as our interest rate risk management strategy. We purchased $1.90 billion of investment securities during the first nine months of 2008 as compared to $898.7 million during the first nine months of 2007. This increase was due primarily to the reinvestment of proceeds from the calls of investment securities which amounted to $2.71 billion during the nine months ended September 30, 2008 as compared to $1.65 billion for the same period in 2007. The increase in the maturities and calls of investment securities reflected lower market interest rates that resulted in an increase in call activity.
During the first nine months of 2008, principal repayments on loans totaled $2.22 billion as compared to $1.73 billion for the first nine months of 2007. Principal payments on mortgage-backed securities amounted to $1.83 billion and $1.47 billion for those same respective periods. These increases in principal repayments were due primarily to the growth of the loan and mortgage-backed securities portfolios.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our asset size or our borrowings from the FHLB. During the first nine months of 2008, we purchased a net additional $136.5 million of FHLB common stock compared with net purchases of $212.1 million during the first nine months of 2007.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $2.13 billion during the first nine months of 2008 as compared to an increase of $1.21 billion for the first nine months of 2007. These increases reflect our growth strategy and competitive pricing. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the turmoil in the credit and equity markets during 2008 has made deposit products in strong financial institutions desirable for many customers. Time deposits scheduled to mature within one year were $11.38 billion at September 30, 2008. These time deposits have a weighted average rate of 3.59%. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing interest rate.
We also used wholesale borrowings to fund our investing and financing activities. New borrowings totaled $5.50 billion, partially offset by $366.0 million in principal repayments of borrowed funds. At September 30, 2008, we had $19.43 billion of borrowed funds with a weighted-average rate of 4.25% and call dates within one year. We anticipate that none of these borrowings will be called assuming current market interest rates remain stable. However, in the event borrowings are called, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or using funds generated by deposit growth.
Our borrowings have traditionally consisted of structured callable borrowings with ten year final maturities and initial non-call periods of one to five years. During the current period of credit instability we may not be able to borrow in this manner. We believe that we will continue to be able to borrow from the same institutions as in the past, but structured callable borrowings may not be available. In order to fund our growth and provide for our liquidity we may need to borrow short-term, that is, borrowings with three to six month maturities. These borrowings are typically at lower interest rates than longer-term callable borrowings and, as a result, may decrease our borrowing costs. However, using short-term borrowings may increase our interest rate risk, especially if market interest rates were to increase. While we will utilize these short-term borrowings while the current conditions exist in the credit markets, we intend to use structured callable borrowings when these types of borrowings become available.
Cash dividends paid during the first nine months of 2008 were $154.8 million. In the third quarter of 2008, we increased our quarterly cash dividend to $0.12 per share as compared to $0.11 per share in the second quarter of 2008. During the first nine months of 2008, we purchased 224,262 shares of our common stock at an aggregate cost of $3.6 million. At September 30, 2008, there remained 54,973,550 shares available for purchase under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During the first nine months of 2008, Hudson City Bancorp received $220.6 million in dividend payments from Hudson City Savings. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. At September 30, 2008, Hudson City Bancorp had total cash and due from banks of $205.5 million.
At September 30, 2008, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 8.16%, 8.16% and 21.87%, respectively.
Off-Balance Sheet Arrangements and Contractual Obligations
We are a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of Hudson City Savings. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase securities. We are also obligated under a number of non-cancelable operating leases.
The following table reports the amounts of our contractual obligations as of September 30, 2008.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligations	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loan originations	$348,498	$348,498	$—	$—	$—
Mortgage loan purchases	279,871	279,871	—	—	—
Mortgage-backed security purchases	655,500	655,500	—	—	—
Operating leases	148,817	8,302	16,805	16,211	107,499

Total	$1,432,686	$1,292,171	$16,805	$16,211	$107,499

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $153.7 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.
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
Allowance for Loan Losses
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses at September 30, 2008. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at September 30, 2008. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At September 30, 2008, approximately 69% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts and Michigan accounted for 6%, 4%, 4%, 3% and 2%, respectively of total loans. The remaining 12% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the allowance for loan losses. We consider it important to maintain the ratio of our allowance for loan losses to total loans at a level of probable and estimable losses given current economic conditions, interest rates and the composition of our portfolio.
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
Hudson City Savings defines the population of potential impaired loans to be all non-accrual construction, commercial real estate and multi-family loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan analysis.
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
Pension and Other Post-retirement Benefit Assumptions
Non-contributory retirement and post-retirement defined benefit plans are maintained for certain employees, including retired employees hired on or before July 31, 2005 who have met other eligibility requirements of the plans. We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — An Amendment of FASB Statements Nos. 87, 88, 106, and 132R” as of December 31, 2006. This statement requires an employer to: (a) recognize in its statement of financial condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial condition will be effective for the Company as of December 31, 2008. The Company’s measurement date will not change at this effective date.
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
The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. The FOMC decreased the overnight lending rate by 200 basis points during the first quarter of 2008 and an additional 25 basis points during the second and third quarters of 2008 to the 2.00% target rate as of September 30, 2008. This followed a 50 basis point reduction in the fourth quarter of 2007. In October 2008 the FOMC reduced the overnight lending rate an additional 100 basis points to the current target rate of 1.00%. The large decrease in the overnight lending rate was in response to the continued liquidity crisis in the credit markets and recessionary concerns. As a result, short-term market interest rates decreased during the first nine months of 2008. Longer-term market interest rates also decreased during the first nine months of 2008, but at a slower pace than the short-term interest rates and, as a result, the yield curve continued to steepen.
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
The impact of interest rate changes on our interest income is generally felt in later periods than the impact on our interest expense due to differences in the timing of the recognition of items on our balance sheet. The timing of the recognition of interest-earning assets on our balance sheet generally lags the current market rates by 60 to 90 days due to the normal time period between commitment and settlement dates. In contrast, the recognition of interest-bearing liabilities on our balance sheet generally reflects current market interest rates as we generally fund purchases at the time of settlement. During a period of decreasing short-term interest rates, as was experienced during these past 12 months, this timing difference had a positive impact on our net interest income as our interest-bearing liabilities reset to the current lower interest rates. If short-term interest rates were to increase, the cost of our interest-bearing liabilities would also increase and have an adverse impact on our net interest income.
Our borrowings have traditionally consisted of structured callable borrowings with ten year final maturities and initial non-call periods of one to five years. During the current period of credit instability we may not be able to borrow in this manner. We believe that we will continue to be able to borrow from the same institutions as in the past, but structured callable borrowings may not be available. In order to fund our growth and provide for our liquidity we may need to borrow short-term, that is, borrowings with three to six month maturities. These borrowings are typically at lower interest rates than longer-term callable borrowings and, as a result, may decrease our borrowing costs. However, using short-term borrowings may increase our interest rate risk, especially if market interest rates were to increase. While we will utilize these short-term borrowings while the current conditions exist in the credit markets, we intend to use structured callable borrowings when these types of borrowings become available.
Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have been relatively stable during the first nine months of 2008 despite the decreases in market interest rates. We believe the lack of acceleration of the prepayment rate on these assets reflected the limited availability of credit during this time.
Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rate, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. During the first three months of 2008 we saw an increase in call activity on our investment securities as market interest rates decreased. This call activity decreased in the second and third quarters of 2008 as rates began to stabilize and substantially all of the securities held by us were not callable during this time period. The securities purchased during the first quarter of 2008 to replace those securities that were called were reinvested at similar interest rates by purchasing securities with longer maturities and initial non-call periods.
The likelihood of a borrowing being called is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be called. The level of call activity generally affects the cost of our borrowed funds, as the call of a borrowing would generally necessitate the re-borrowing of the funds at the higher current market interest rate. During the first nine months of 2008 we experienced limited call activity due to the decrease of market interest rates.
Simulation Models. Hudson City Bancorp continues to monitor the impact of interest rate volatility in the same manner as at December 31, 2007, utilizing simulation models as a means of analyzing the impact of interest rate changes on our net interest income and net present value of equity. We have not reported the minus 200 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historical interest rate levels, the resulting information would not be meaningful.
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

The following table reports the changes to our net interest income based on various interest rate change scenarios, for the twelve-month period following September 30, 2008.

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(14.40)%
100	(3.36)
—	—
(100)	(1.42)
The preceding table indicates that at September 30, 2008, in the event of a 200 basis point increase in interest rates, we would expect to experience a 14.40% decrease in net interest income as compared to an 11.01% decrease at December 31, 2007. This 14.40% decrease to net interest income reflects the anticipated calls of borrowed funds in the 200 basis point increase scenario and an increase in expense on our short-term time deposits in the increasing interest rate environment scenario.
The preceding table also indicates that at September 30, 2008, in the event of a 100 basis point decrease in interest rates, we would expect to experience a 1.42% decrease in net interest income as compared to a 0.74% decrease at December 31, 2007. This slight 1.42% decrease to net interest income reflects an increase in prepayment activity on our mortgage-related assets and the resulting reinvestment of the proceeds at the prevailing market rates. The decrease also reflects the lack of calls of our borrowings as these instruments would extend to maturity and not be repriced to current market interest rates.
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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2008. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

	Present Value of Equity
	As Percent of Present
	Value of Assets
Change in	Present	Basis Point
Interest Rates	Value Ratio	Change
(Basis points)
200	4.31%	(347)
100	6.56	(122)
0	7.78	—
(100)	6.75	(103)

In the 200 basis point increase scenario, the present value ratio was 4.31% at September 30, 2008 as compared to 6.55% at December 31, 2007. The change in the present value ratio was negative 347 basis points at September 30, 2008 as compared to a negative 290 basis points at December 31, 2007. The decrease of the present value ratio in the 200 basis point increase scenario of 347 basis points from the 7.78% present value ratio in the base case scenario reflects the lower estimated fair value of our fixed-rate assets in relation to the estimated fair value of our short-term deposits and callable borrowed funds, as our borrowed funds would be called and thus have less change to their estimated market value.
In the 100 basis point decrease scenario, the present value ratio was 6.75% at September 30, 2008 compared to 8.10% at December 31, 2007. The change in the present value ratio was negative 103 basis points at September 30, 2008 as compared to a negative 135 basis points at December 31, 2007. The decrease of the present value ratio in the minus 100 basis point scenario of 103 basis points from the 7.78% present value ratio in the base case scenario reflects an increase in the estimated fair value of our borrowed funds due to their extension to maturity resulting in a lower present value of equity.
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

GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2008, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. For purposes of this table, assumptions used in decay rates and prepayment activity are similar to those used in the preparation of our simulation model. Callable investment securities and borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity date. We reported $50.0 million of investment securities at their anticipated call date. We did not report any of our callable borrowed funds at their next call date. We have excluded non-accrual mortgage loans of $136.9 million and non-accrual other loans of $673,000 from the table.

	At September 30, 2008
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,510,113	$1,582,278	$3,221,165	$2,670,615	$3,446,932	$15,543,433	$27,974,536
Consumer and other loans	99,717	3,373	19,040	4,292	13,768	245,950	386,140
Federal funds sold	218,358	0	0	0	0	0	218,358
Mortgage-backed securities	1,432,718	1,706,972	2,760,493	4,131,983	5,095,253	2,947,089	18,074,508
FHLB stock	831,820	0	0	0	0	0	831,820
Investment securities	57,227	50,000	2,200,105	0	946,927	54,421	3,308,680

Total interest-earning assets	4,149,953	3,342,623	8,200,803	6,806,890	9,502,880	18,790,893	50,794,042

Interest-bearing liabilities:
Savings accounts	53,557	53,557	71,410	71,410	178,525	285,639	714,098
Interest-bearing demand accounts	154,344	154,344	229,851	229,851	394,190	414,180	1,576,760
Money market accounts	253,266	253,266	506,531	506,531	886,430	126,633	2,532,657
Time deposits	9,966,050	1,416,794	438,072	46,529	37,772	—	11,905,217
Borrowed funds	—	—	150,000	400,000	350,000	28,375,000	29,275,000

Total interest-bearing liabilities	10,427,217	1,877,961	1,395,864	1,254,321	1,846,917	29,201,452	46,003,732

Interest rate sensitivity gap	$(6,277,264)	$1,464,662	$6,804,939	$5,552,569	$7,655,963	$(10,410,559)	$4,790,310

Cumulative interest rate sensitivity gap	$(6,277,264)	$(4,812,602)	$1,992,337	$7,544,906	$15,200,869	$4,790,310

Cumulative interest rate sensitivity gap as a percent of total assets	(12.12)%	(9.30)%	3.85%	14.57%	29.36%	9.25%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	39.80%	60.89%	114.54%	150.45%	190.47%	110.41%
The cumulative one-year gap as a percent of total assets was negative 9.30% at September 30, 2008 compared with negative 6.53% at December 31, 2007. The higher negative cumulative one-year gap primarily reflects the decrease in the amounts of callable agency securities we anticipate to be called within the next twelve months.
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. — Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2007 Annual Report on Form 10-K. There has been no material change in risk factors since December 31, 2007, except as described below.
The FDIC’s Proposed Increase in Deposit Insurance Premiums is Expected to Cause a Significant Increase in our Non-Interest Expense. The FDIC recently adopted a restoration plan and issued a notice of proposed rulemaking and request for comment that would initially raise the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009. Under the proposed plan, beginning with the second quarter of 2009, the initial base assessment rates will range from 10 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. For Hudson City Savings Bank, our total assessment rate would be 18 basis points. Under the proposal the FDIC may continue to adopt actual rates that are higher without further notice-and-comment rulemaking subject to certain limitations. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could continue to raise insurance assessment rates in the future. The increased deposit insurance premiums proposed by the FDIC are expected to result in a significant increase in our non-interest expense.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the third quarter of 2008 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

July 1-July 31, 2008	—	$—	—	54,973,550
August 1-August 31, 2008	—	—	—	54,973,550
September 1-September 30, 2008	—	—	—	54,973,550

Total	—	—	—

(1)	On June 20, 2006, Hudson City Bancorp announced the adoption of its seventh Stock Repurchase Program, which authorized the repurchase of up to 56,975,000 shares of common stock. This program has no expiration date and has 3,573,550 shares yet to be purchased as of September 30, 2008. On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date and no shares have been purchased pursuant to this program.
Item 3. — Defaults Upon Senior Securities
Not applicable.
Item 4. — Submission of Matters to a Vote of Security Holders
No matter was submitted during the quarter ended September 30, 2008 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.
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

Hudson City Bancorp, Inc.
Date: November 7, 2008	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ James C. Kranz
James C. Kranz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)