Form 10-K
period 2008-12-31
HUDSON CITY BANCORP INC
filed 2009-02-27
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2008

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
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
As of February 20, 2008, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 522,343,015 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 was $7,936,263,000. This figure was based on the closing price by the NASDAQ Global Market for a share of the registrant’s common stock, which was $16.68 as reported by the NASDAQ Global Market on June 30, 2008.
Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on April 21, 2009 and any adjournment thereof which is expected to be filed with the Securities and Exchange Commission no later than March 19, 2009, are incorporated by reference into Part III.

Hudson City Bancorp, Inc.
2008 Annual Report on Form 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. These factors include, but are not limited to:
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
As used in this Form 10-K, unless we specify otherwise, “Hudson City Bancorp,” “Company,” “we,” “us,” and “our” refer to Hudson City Bancorp, Inc., a Delaware corporation. “Hudson City Savings” and “Bank” refer to Hudson City Savings Bank, a federal stock savings bank and the wholly-owned subsidiary of Hudson City Bancorp. “Hudson City, MHC” refers to Hudson City, MHC, a New Jersey mutual holding company and former majority-owner of Hudson City Bancorp.

PART I
Item 1. Business.
Hudson City Bancorp, Inc. Hudson City Bancorp is a Delaware corporation organized in 1999 and serves as the holding company of its only subsidiary, Hudson City Savings Bank. In June 2005, Hudson City Bancorp, Inc. became the holding company parent of Hudson City Savings Bank following the completion of the “second step” mutual-to-stock conversion of Hudson City, MHC. The principal asset of Hudson City Bancorp is its investment in Hudson City Savings Bank.
Hudson City Bancorp’s executive offices are located at West 80 Century Road, Paramus, New Jersey 07652 and our telephone number is (201) 967-1900.
Hudson City Savings. Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the Office of Thrift Supervision (“OTS”). Hudson City Bancorp, as a savings and loan holding company, is also subject to supervision and examination by the OTS. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Hudson City Savings Bank has served its customers since 1868. We conduct our operations out of our corporate offices in Paramus in Bergen County, New Jersey and through 127 branches in the New York metropolitan area. We operate 93 branches located in 9 counties throughout the State of New Jersey. In New York State, we operate 9 branch offices in Westchester County, 9 branch offices in Suffolk County, 1 branch office each in Putnam and Rockland Counties and 5 branch offices in Richmond County (Staten Island). We also operate 9 branch offices in Fairfield County, Connecticut. In addition, we began to open deposit accounts through our internet banking service in December 2008.
In July 2006, we completed the acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) for approximately $265 million in cash (the “Acquisition”). The Acquisition was accounted for as a purchase. Sound Federal operated 14 branches in the New York counties of Westchester, Putnam and Rockland and in Fairfield County, Connecticut.
We are a community- and consumer-oriented retail savings bank offering traditional deposit products, residential real estate mortgage loans and consumer loans. In addition, we purchase mortgages and mortgage-backed securities and other securities issued by U.S. government-sponsored enterprises as well as other investments permitted by applicable laws and regulations. We retain substantially all of the loans we originate in our portfolio. We do not originate or purchase sub-prime loans, negative amortization loans or option adjustable-rate mortgage loans. Historically, we did not originate commercial mortgage loans or multi-family mortgage loans. However, these loan products were offered by Sound Federal and, as a result, we have a small portfolio of these loans.
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

Available Information
Our periodic and current reports, proxy and information statements, and other information that we file with the Securities and Exchange Commission (the “SEC”), are available free of charge through our website, www.hcbk.com, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Unless specifically incorporated by reference, the information on our website is not part of this annual report. Such reports are also available on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Market Area
Through our branch offices, we have operations in nine of the top 50 counties in the United States ranked by median household income. Operating in high median household income counties fits well with our jumbo mortgage loan and consumer deposit business model. We expect to open eight additional branches in 2009. We continually evaluate new locations in areas that present the greatest opportunity to promote our deposit and mortgage products. We also purchase first mortgage loans in states located in the Northeast quadrant of the country. We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina. The wholesale loan purchase program complements our retail loan origination by enabling us to diversify our assets outside of our local market area.
The northern New Jersey market represents the greatest concentration of population, deposits and income in New Jersey. The combination of these counties represents more than half of the entire New Jersey population and more than half of New Jersey households. The northern New Jersey market also represents the greatest concentration of Hudson City Savings retail operations — both lending and deposit gathering — and based on its high level of economic activity, we believe that the northern New Jersey market provides significant opportunities for future growth. The New Jersey shore market represents a strong concentration of population and income, and is a popular resort and retirement market area, which provides healthy opportunities for deposit growth and residential lending. The southwestern New Jersey market consists of communities adjacent to the Philadelphia metropolitan area.
The New York counties of Richmond, Westchester, Suffolk, Rockland and Putnam as well as Fairfield County, Connecticut have similar demographic and economic characteristics to the northern New Jersey market area. Our entry into these counties, which started in 2004, allows us to continue to expand our retail operations and geographic footprint.
In December 2008, we began to open deposit accounts through our internet banking service which allows us to serve customers throughout the United States.
Our future growth opportunities will be influenced by the growth and stability of the regional economy, other demographic population trends and the competitive environment within and around the State of New Jersey and the New York metropolitan area. During 2008, the national economy continued to falter with particular emphasis on the deterioration of the housing and real estate markets. It is now widely accepted that the U.S. economy entered a recession by the first quarter of 2008. Housing market conditions in the Northeast quadrant of the United States, where most of our lending activity occurs, have deteriorated as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. Approximately 69.7% of our mortgage loans are located in the New York metropolitan area. The Office of Federal Housing Enterprises Oversight (“OFHEO”), an independent entity within the Department of Housing and Urban Development, publishes housing market data on a quarterly basis. According to the data published by OFHEO for the third quarter of 2008, the most recent data available, house prices in New Jersey decreased 4.87% from the third quarter of 2007. For New York and Connecticut, house prices decreased 2.66% and 3.51%, respectively. Additionally, according to the OFHEO report, the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania experienced decreases in house prices of 3.94%, 2.65%, 6.06%, 4.82%, 4.33%, 7.25% and 0.62%, respectively for those same periods. These seven states account for 22% of our total mortgage portfolio. We believe that house prices in these states have continued to decline since the last OFHEO report. While the decline in economic and housing conditions in the New York metropolitan area has not been as severe as the rest of the country, we can give no assurance that the economic and housing market conditions will improve or continue to worsen in the near future.
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
Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage firms. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies. As a result of the liquidity crisis in the credit markets during 2008, we experienced intense competition for deposits from some of our market competitors who have relied on gathering deposits at above market rates.
Lending Activities
Loan Portfolio Composition. Our loan portfolio primarily consists of one- to four-family residential first mortgage loans. To a lesser degree, the loan portfolio includes multi-family and commercial mortgage loans, construction loans and consumer loans, which primarily consist of fixed-rate second mortgage loans and home equity credit lines.
At December 31, 2008, we had total loans of $29.42 billion, of which $29.03 billion, or 98.7%, were first mortgage loans. Of the first mortgage loans outstanding at that date, 75.7% were fixed-rate mortgage loans and 24.3% were adjustable-rate mortgage (“ARM”) loans. At December 31, 2008, multi-family and commercial mortgage loans totaled $53.4 million, or 0.2% of the loan portfolio, construction loans totaled $24.8 million, or 0.1% of total loans and consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $384.8 million, or 1.3%, of total loans.

We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. The market does not apply a uniform definition of what constitutes “sub-prime” lending. Our reference to sub-prime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies (the “Agencies”), on June 29, 2007, which further references the “Expanded Guidance for Subprime Lending Programs” (the “Expanded Guidance”), issued by the Agencies by press release dated January 31, 2001. In the Expanded Guidance, the Agencies indicated that sub-prime lending does not refer to individual sub-prime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The Agencies recognize that many prime loan portfolios will contain such loans. The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the sub-prime arena. According to the Expanded Guidance, sub-prime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all sub-prime borrowers and may not match all markets or institutions’ specific sub-prime definitions, are set forth, including having a Fair Isaac Company (“FICO”) score of 660 or below. Based upon the definition and exclusions described above, we are a prime lender. However, as we are a portfolio lender, we review all data contained in borrower credit reports and do not base our underwriting decisions solely on FICO scores. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.
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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
					(Dollars in thousands)

First mortgage loans:
One- to four-family	$28,935,645	98.36%	$23,671,712	97.86%	$18,561,467	97.27%	$14,780,819	98.13%	$11,120,874	97.87%
FHA/VA	20,197	0.07	22,940	0.09	29,573	0.15	43,672	0.29	81,915	0.72
Multi-family and commercial	53,421	0.18	58,874	0.24	69,322	0.36	2,320	0.02	3,000	0.03
Construction	24,830	0.08	34,064	0.14	41,150	0.22	—	—	—	—

Total first mortgage loans	29,034,093	98.69	23,787,590	98.33	18,701,512	98.00	14,826,811	98.44	11,205,789	98.62

Consumer and other loans:
Fixed-rate second mortgages	262,538	0.89	284,406	1.18	274,028	1.44	205,826	1.37	127,737	1.12
Home equity credit lines	101,751	0.35	104,567	0.43	97,644	0.51	29,150	0.19	28,929	0.25
Other	20,506	0.07	15,718	0.06	10,433	0.05	662	—	584	0.01

Total consumer and other loans	384,795	1.31	404,691	1.67	382,105	2.00	235,638	1.56	157,250	1.38

Total loans	29,418,888	100.00%	24,192,281	100.00%	19,083,617	100.00%	15,062,449	100.00%	11,363,039	100.00%

Deferred loan costs (fees)	71,670		40,598		16,159		1,653		(8,073)
Allowance for loan losses	(49,797)		(34,741)		(30,625)		(27,393)		(27,319)

Net Loans	$29,440,761		$24,198,138		$19,069,151		$15,036,709		$11,327,647

The following table presents the geographic distribution of our loan portfolio:

At December 31, 2008
Loans in each state
to Total loans

New Jersey	44.8%
New York	15.6%
Connecticut	9.3%

Total New York metropolitan area	69.7%

Virginia	5.5%
Illinois	4.3%
Maryland	4.2%
Massachusetts	3.0%
Minnesota	1.8%
Michigan	1.7%
Pennsylvania	1.5%
All others (30 states)	8.3%

30.3%

100.0%

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2008. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $2.76 billion for 2008, $2.10 billion for 2007 and $1.68 billion for 2006.

	At December 31, 2008
		Multi-family
	First Mortgage	and Commercial		Consumer and
	Loans	Mortgages	Construction	Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$1,370	$6,703	$24,830	$3,991	$36,894

After one year:
One to three years	8,015	11,107	—	16,522	35,644
Three to five years	57,166	16,673	—	15,449	89,288
Five to ten years	719,662	10,742	—	61,094	791,498
Ten to twenty years	1,942,284	6,392	—	281,801	2,230,477
Over twenty years	26,227,345	1,804	—	5,938	26,235,087

Total due after one year	28,954,472	46,718	—	380,804	29,381,994

Total loans	$28,955,842	$53,421	$24,830	$384,795	29,418,888

Deferred loan costs					71,670
Allowance for loan losses					(49,797)

Net loans					$29,440,761

The following table presents, as of December 31, 2008, the dollar amount of all fixed-rate and adjustable-rate loans that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Adjustable	Total
		(In thousands)

First mortgage loans	$21,903,253	$7,051,219	$28,954,472
Multi-family and commercial mortgages	44,677	2,041	46,718
Consumer and other loans	270,154	110,650	380,804

Total loans due after one year	$22,218,084	$7,163,910	$29,381,994

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

	For the Year Ended December 31,
	2008	2007	2006
		(In thousands)
Total loans:
Balance outstanding at beginning of period	$24,192,281	$19,083,617	$15,062,449

Loans transferred in Acquisition	—	—	774,908
Originations:
One- to four-family first mortgage loans	4,949,024	3,206,695	2,144,991
Multi-family and commercial mortgage loans	250	4,125	3,392
Construction loans	9,038	8,593	7,614
Consumer and other loans	81,909	133,098	151,490

Total originations	5,040,221	3,352,511	2,307,487

Purchases:
One- to four-family first mortgage loans	3,061,859	3,971,273	2,711,604
Other first mortgage loans	—	—	544

Total purchases	3,061,859	3,971,273	2,712,148

Less:
Principal payments:
First mortgage loans	(2,759,356)	(2,104,443)	(1,678,882)
Consumer and other loans	(101,805)	(110,510)	(73,997)

Total principal payments	(2,861,161)	(2,214,953)	(1,752,879)

Premium amortization and discount accretion, net	4,580	1,585	(1,440)
Transfers to foreclosed real estate	(18,892)	(1,752)	(3,642)
Loan sales	—	—	(15,414)

Balance outstanding at end of period	$29,418,888	$24,192,281	$19,083,617

Residential Mortgage Lending. Our primary lending emphasis is the origination and purchase of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not offer loans secured by cooperative apartment units or interests therein. We originate and purchase substantially all of our one- to four-family first mortgage loans for retention in our portfolio. We specialize in residential mortgage loans with principal balances in excess of the current FannieMae, single-family limit which is typically $417,000 (“non-conforming” or “jumbo” loans). In February 2008, in response to the liquidity crisis, the limits for conforming loans that may be sold to FannieMae or FreddieMac were temporarily raised for loans originated between July 1, 2007 and December 31, 2008 in certain high-cost areas. The conforming loan limits were determined based on median house prices in these high-cost areas, up to a maximum of $729,750. Effective January 1, 2009, the maximum limit was lowered to $625,500. Since we do not sell loans in the secondary markets, we continued to use $417,000 as the conforming loan limit. We believe that our retention and servicing of the residential mortgage loans that we originate allows us to maintain higher levels of customer service and satisfaction than originators who sell loans to third parties.
Our wholesale loan purchase program is an important component of our strategy to grow our residential loan portfolio, and complements our retail loan origination production by enabling us to diversify assets outside our local market area, thus providing a safeguard against economic trends that might affect one particular area of the nation. Through this program, we have obtained assets at a relatively low overhead cost and have minimized related servicing costs. At December 31, 2008, $14.45 billion, or 49.8%, of our first mortgage loans were purchased loans.
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
In general, the seller of a purchased loan continues to service the loan after we purchase it. However, we maintain custody of the legal documents. The servicing of purchased loans is governed by the servicing agreement entered into with each servicer. These servicing agreements are structured to ensure that we have ongoing involvement with collection and loss mitigation procedures. Oversight of the servicer is maintained by us through review of all reports, remittances and non-performing loan ratios with appropriate further action, such as contacting the servicers by phone, in writing or through on-site visits to clarify or correct our concerns, taken as required. We also require that all servicers provide end-of-year financial statements and must deliver industry certifications substantiating that they have in place appropriate controls to ensure their mode of administration is in accordance with regulatory standards. These operating guidelines provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. We typically purchase loans from six to eight of the largest nationwide mortgage producers. We purchased first mortgage loans of $3.06 billion in 2008, $3.97 billion in 2007 and $2.71 billion in 2006. The average size of our one-to four-family mortgage loans purchased during 2008 was approximately $541,000.
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

We currently offer loans that generally conform to underwriting standards specified by FannieMae (“conforming loans”), non-conforming loans, loans processed as limited documentation loans and, to a limited extent, no income loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of up to 40 years. The non-conforming loans generally follow FannieMae guidelines, except for the loan amount. FannieMae guidelines, for the most part, limit the principal amount of single-family loans to $417,000; our non-conforming loans generally exceed such limits. The average size of our one- to four-family mortgage loans originated in 2008 was approximately $565,000. The overall average size of our one- to four-family first mortgage loans was approximately $401,000 at December 31, 2008. We are an approved seller/servicer for FannieMae and an approved servicer for the FreddieMac. We generally hold loans for our portfolio but have, from time to time, sold loans in the secondary market. We sold no loans in 2008 and had no loans classified as held for sale at December 31, 2008.
Our originations of first mortgage loans amounted to $4.96 billion in 2008, $3.22 billion in 2007 and $2.16 billion in 2006. Included in these totals are refinancings of our existing first mortgage loans as follows:

		Percent of
		First Mortgage
	Amount	Loan Originations
	(In thousands)

2008	$197,266	4.1%
2007	107,481	3.3
2006	83,693	3.9
We allow existing customers to modify their mortgage loans, for a fee, with the intent of maintaining our customer relationship in periods of extensive refinancing due to a low interest rate environment. The modification changes the existing interest rate to the market rate for a product currently offered by us with a similar or reduced term. We generally do not extend the maturity date of the loan. To qualify for a modification, the loan must be current and our review of past payment performance must indicate that no payments were past due in any of the 12 preceding months. In general, all other terms and conditions of the existing mortgage remain the same. Modifications of existing mortgage loans were as follows:

Mortgage Loans
Modified
(In thousands)

2008	$88,702
2007	15,272
2006	11,656
We offer a variety of adjustable-rate and fixed-rate one- to four-family mortgage loans with maximum loan-to-value ratios that depend on the type of property and the size of loan involved. The loan-to-value ratio is the loan amount divided by the appraised value of the property. The loan-to-value ratio is a measure commonly used by financial institutions to determine exposure to risk. Except for loans to low- and moderate-income home mortgage applicants, as described below, loans on owner-occupied one- to four-family homes of up to $1.0 million are generally subject to a maximum loan-to-value ratio of 80%. However, we make loans in amounts up to $600,000 with a maximum 90% loan-to-value ratio if the borrower obtains private mortgage insurance where the loan-to-value ratio exceeds 80%. Loan-to-value ratios of 75% or less are generally required for one- to four-family loans in excess of $1.0 million and less than $1.5 million. Loans in excess of $1.5 million and less than $2.0 million are generally subject to a maximum loan-to-value ratio of 70%. Loans in excess of $2.0 million and up to $2.5 million are generally subject to a maximum loan-to-value ratio of 65%. Loans in excess of $2.5 million and up to $3.0 million are generally subject to a maximum loan-to-value ratio of 60%. We typically do not originate mortgage loans in excess of $3.0 million.
We also offer a variety of ARM loans secured by one- to four-family residential properties with a fixed rate for initial terms of three years, five years, seven years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. These loans are originated in amounts generally up to $3.0 million. The ARM loans that we currently originate have a maximum 40-year amortization period and are generally subject to the loan-to-value ratios described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. Generally, the ARM loans that we offer have initial interest rates below the fully indexed rate. However, as a result of market interest rates for ARM loans, the initial offered rate on these loans was 125 to 175 basis points above the current fully indexed rate at December 31, 2008. We originated $2.72 billion of one- to four-family ARM loans in 2008. At December 31, 2008, 24.3% of our one- to four-family mortgage loans consisted of ARM loans.
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
We also purchase and originate interest-only mortgage loans. These loans are designed for customers who desire flexible amortization schedules. These loans are originated as ARM loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using fully amortizing payment amounts, more restrictive standards and generally are made with lower loan to value limitations imposed to help minimize any potential credit risk. These loans may involve higher risks compared to standard loan products since there is the potential for higher payments once the interest rate resets and the principal begins to amortize and they rely on a stable or rising housing market to maintain an acceptable loan-to-value ratio. However, we do not believe these programs will have a material adverse impact on our asset quality based on our underwriting criteria and the average loan-to-value ratios on the loans originated in this program. During 2008, we originated $1.28 billion of interest-only loans with an average loan-to-value ratio of 59% based on the appraised value at the time of origination. The outstanding principal balance of interest-only loans in our portfolio was approximately $3.47 billion as of December 31, 2008 with an average loan-to-value ratio of approximately 62% using the appraised value at time of origination. We have not in the past, nor do we currently, originate option ARM loans, where the borrower is given various payment options that could change payment flows to the Bank. For a description of recent guidance on high risk loans, See — “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

In addition to our full documentation loan program, we process loans to certain eligible borrowers as limited documentation loans. We have originated these types of loans for over 15 years. Loans eligible for limited documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20-, 30- and 40-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 75% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for limited documentation loans to complete a FreddieMac/FannieMae loan application and request income, assets and credit history information from the borrower. Additionally, we obtain credit reports from outside vendors on all borrowers. We also review other information to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although relatively minor delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income, asset information and other information where we believe circumstances warrant. We also allow certain borrowers to obtain mortgage loans without verification of income. However, in these cases, we do verify the borrowers’ assets. These loans are subject to somewhat higher interest rates than our regular products, and are generally limited to a maximum loan-to-value ratio of 65%. We originated approximately $1.22 billion of limited documentation loans during 2008. These loans had an average loan-to-value ratio of 55%. Limited documentation and no verification loans may involve higher risks compared to loans with full documentation, as there is a greater opportunity for borrowers to falsify their income and ability to service their debt. We believe these programs have not had a material adverse effect on our asset quality.
We offer mortgage programs designed to address the credit needs of low- and moderate-income home mortgage applicants, first-time home buyers and low- and moderate-income home improvement loan applicants. We define low- and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income of the Metropolitan Statistical Area in the county where the subject property is located. Among the features of the low- and moderate-income home mortgage and first-time home buyer’s programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For example, these programs currently provide for loans with up to 95% loan-to-value ratios and rates which are 25 to 50 basis points lower than our traditional mortgage loans. In 2008, we originated $21.4 million in mortgage loans under these programs.
Multi-family and Commercial Mortgage Loans. At December 31, 2008, $53.4 million, or 0.18%, of the total loan portfolio consisted of multi-family and commercial mortgage loans. Commercial mortgage loans are secured by office buildings, religious facilities and other commercial properties. We generally originate fixed-rate commercial mortgage loans with maximum terms of up to 25 years with balloon payment features. Substantially all of these loans were acquired in the Acquisition. Since our primary lending product is one-to four-family mortgage loans, we have not actively pursued the origination of commercial and multi-family mortgage loans. We originated $250,000 of such loans in 2008. At December 31, 2008, the largest commercial mortgage loan had a principal balance of $5.6 million and was secured by a storage unit facility. This borrower also had an additional $2.6 million of commercial mortgage loans outstanding with us at December 31, 2008.
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
Loans secured by multi-family and commercial real estate generally are larger than one-to-four family residential loans and involve a greater degree of risk. Commercial mortgage loans can involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or in the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult to monitor and evaluate.
Construction Lending. Substantially all of our construction loans were acquired in the Acquisition. Since our primary lending product is one-to four-family mortgage loans, we have not actively pursued the origination of construction loans. We did not originate any construction loans in 2008. However, there were principal advances on existing construction loans of $9.0 million during 2008. Our construction loans are secured by residential and commercial properties located in our market area. At December 31, 2008, we had 19 construction loans totaling $24.8 million, or 0.08% of total loans. Our largest construction loan is a participation loan for a 90 unit condominium project. Our outstanding portion of the loan amounted to $4.6 million at December 31, 2008.
Our construction loans to home builders generally have fixed interest rates, are typically for a term of up to 18 months and have a maximum loan to value ratio of 80%. Loans to builders are made on either a pre-sold or speculative (unsold) basis. We generally allow the borrower to extend the term of the loan if the project is not yet complete or, in the case of a speculative construction loan, if the borrower has not yet sold the property. To extend the maturity of the loan, the loan must be current and we assess if the project is being adequately managed and the borrower’s ability to continue to keep the loan current. Construction loans to individuals are generally originated pursuant to the same policy guidelines regarding loan to value ratios and interest rates that are used in connection with loans secured by one-to four-family residential real estate. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed. Construction loans are disbursed as certain portions of the project are completed.
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
Consumer Loans. At December 31, 2008, $384.8 million, or 1.31%, of our total loans consisted of consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines. Consumer loans generally have shorter terms to maturity, relative to our mortgage portfolio, which reduces our exposure to changes in interest rates. Consumer loans generally carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
We offer fixed-rate second mortgage loans generally in amounts up to $250,000 secured by owner-occupied one- to four-family residences located in the State of New Jersey, and the portions of New York and Connecticut served by our first mortgage loan products, for terms of up to 20 years. At December 31, 2008 these loans totaled $262.5 million, or 0.89% of total loans. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, generally cannot exceed 80% of the appraised value of the property.
Our home equity credit line loans totaled $101.8 million or 0.35% of total loans at December 31, 2008. These loans are either fixed-rate or adjustable-rate loans secured by a second mortgage on owner-occupied one- to four-family residences located in our market area. The interest rates on adjustable-rate home equity credit lines are based on the “prime rate” as published in The Wall Street Journal (the “Index”) subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100, whichever is greater. The maximum credit line available is $250,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.
Other loans totaled $20.5 million at December 31, 2008 and consisted of collateralized passbook loans, overdraft protection loans, automobile loans, unsecured personal loans, and secured and unsecured commercial lines of credit. We no longer originate unsecured personal loans and automobile loans.
Loan Approval Procedures and Authority. All first mortgage loans up to $600,000 must be approved by two officers in our Mortgage Origination Department. Loans in excess of $600,000 require one of the two officers approving the loan bear the title of either, First Vice President-Mortgage Officer, Executive Vice President-Lending, Chief Executive Officer or Chief Operating Officer prior to the issuance of a commitment letter. The aggregate of all loans existing and/or committed by any one borrower in excess of $5,000,000 requires the approval of at least two of the following senior officers: the Executive Vice President — Lending, the Chief Operating Officer or the Chief Executive Officer. In addition, these loans are reported to the Board of Directors at their next regularly scheduled meeting. Home equity credit lines and fixed-rate second mortgage loans in principal amounts of $25,000 or less are approved by one of our designated loan underwriters. Home equity loans in excess of $25,000, up to the $250,000 maximum, are approved by an underwriter and either our Consumer Loan Officer, Executive Vice President-Lending, Chief Executive Officer or Chief Operating Officer.
Upon receipt of a completed loan application from a prospective borrower, we order a credit report and, except for loans originated as limited documentation, stated income, or no income loans, we verify certain other information. If necessary, we obtain additional financial or credit-related information. We require an appraisal for all mortgage loans, except for some loans made to refinance existing mortgage loans. Appraisals may be performed by our in-house Appraisal Department or by licensed or certified third-party appraisal firms. Currently most appraisals are performed by third-party appraisers and are reviewed by our in-house Appraisal Department.
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
Asset Quality
One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies we have been proactive in addressing problem and non-performing assets. These strategies, as well as our concentration on one- to four-family mortgage lending and our maintenance of sound credit standards for new loan originations have resulted in relatively low levels of charge-offs. Charge-offs, net of recoveries amounted to $4.4 million in 2008 and $684,000 in 2007. During 2008, the fallout from the sub-prime mortgage market continued and the national economy entered a recession with particular emphasis on the deterioration of the housing and real estate markets. The faltering economy has been marked by contractions in the availability of business and consumer credit, increases in corporate borrowing rates, falling home prices, increasing home foreclosures and unemployment. As a result, the financial, capital and credit markets are experiencing significant adverse conditions. These conditions have caused significant deterioration in the activity of the secondary residential mortgage market and a lack of available liquidity. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing markets. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We do not participate in sub-prime mortgage lending which has been the riskiest sector of the residential housing market.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with loan-to-value ratios of less than 80%. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. The average loan-to-value ratio of our 2008 first mortgage originations was 60%. The average loan-to-value ratio of our first mortgage loan portfolio was approximately 61% at December 31, 2008 based on the appraised value at time of origination. It has been our experience that when a loan became delinquent, the borrower would attempt to sell the property to satisfy the loan rather than go to foreclosure or, if another bank held a second mortgage on the property, there was a likelihood they would repay our loan to protect their position. However, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage. In addition, second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. The value of the property used as collateral for our loans is dependent upon local market conditions. We monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2008, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, have deteriorated since the beginning of 2007 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. In addition, general economic conditions in the United States continued to worsen as the economy entered a recession by the first quarter of 2008.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans. The average loan-to-value (“LTV”) ratio is for non-performing first mortgage loans and is based on appraised value at the time of origination.

	At December 31, 2008
			Average LTV ratio of
	Total loans	Non-performing loans	Non-performing mortgage loans

New Jersey	44.8%	40.4%	65%
New York	15.6%	22.6%	65%
Connecticut	9.3%	2.3%	71%

Total New York metropolitan area	69.7%	65.3%	65%

Virginia	5.5%	4.2%	71%
Illinois	4.3%	3.5%	77%
Maryland	4.2%	5.4%	76%
Massachusetts	3.0%	2.7%	77%
Minnesota	1.8%	3.8%	74%
Michigan	1.7%	3.7%	71%
Pennsylvania	1.5%	1.5%	70%
All others	8.3%	9.9%	69%

	30.3%	34.7%	73%

	100.0%	100.0%	68%

Due to the steady deterioration of real estate values, the loan-to-value ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.
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
We send additional letters if no contact is established by approximately the 45th day of delinquency. On the 60th day of delinquency, we send another letter followed by continued telephone contact. Between the 30th and the 60th day of delinquency, if telephone contact has not been established, an independent contractor may be sent to make a physical inspection of the property. When contact is made with the borrower at any time prior to foreclosure, we attempt to obtain full payment or work out a repayment schedule with the borrower in order to avoid foreclosure.
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
Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. Our Asset Quality Committee is responsible for monitoring our loan portfolio, delinquencies and foreclosed real estate. This committee includes members of senior management from the loan origination, loan servicing, appraisal and finance departments.
Loans delinquent 60 days to 89 days and 90 days or more were as follows as of the dates indicated:

	At December 31,
	2008				2007				2006
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
		Principal		Principal		Principal		Principal		Principal		Principal
	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
						(Dollars in thousands)

One- to four-family first mortgages	265	$100,604	527	$200,642	103	$32,448	198	$71,614	60	$16,910	82	$22,026
FHA/VA first mortgages	5	874	30	6,407	12	1,995	21	4,157	8	1,236	23	3,657
Multi-family and commercial mortgages	1	1,417	4	1,854	3	1,393	2	2,028	1	566	—	—
Construction loans	—	—	5	7,610	3	4,457	1	647	4	2,769	2	3,098
Consumer and other loans	11	1,850	14	1,061	7	329	12	956	20	1,125	11	1,217

Total delinquent loans (60 days and over)	282	$104,745	580	$217,574	128	$40,622	234	$79,402	93	$22,606	118	$29,998

Delinquent loans (60 days and over) to total loans		0.36%		0.74%		0.17%		0.33%		0.12%		0.16%

Non-performing loans amounted to $217.6 million at December 31, 2008 as compared to $79.4 million at December 31, 2007. Non-performing loans at December 31, 2008 included $207.0 million of one- to four-family first mortgage loans as compared to $75.8 million at December 31, 2007. The ratio of non-performing loans to total loans was 0.74% at December 31, 2008 compared with 0.33% at December 31, 2007.
At December 31, 2008 and 2007, commercial and construction loans evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” amounted to $9.5 million and $3.5 million, respectively. Based on this evaluation, we established an allowance for loan losses of $818,000 and $268,000 for loans classified as impaired at December 31, 2008 and 2007, respectively.
We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. The current economic recession has been exacerbated by the decline in the housing and real estate markets. In addition, the increase in the unemployment rate accelerated in the fourth quarter of 2008 which may have adverse implications for an already weak housing market.
The decline in the real estate and housing markets have begun to result in higher charge-offs, although the overall amount of our charge-offs has not been significant because of our underwriting standards and the geographical areas in which we lend. The average loan-to-value ratio of our first mortgage loans at December 31, 2008 was approximately 61% based on the appraised value at time of origination. In addition, the average loan-to-value ratio of our non-performing first mortgage loans was approximately 68% based on the appraised value at the time of origination. As a result, the amount of equity that borrowers have in the underlying properties or that other lenders have in the form of second mortgages that are subordinate to Hudson City Savings, has helped to protect us from declining conditions in the housing market and the economy. However, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. Due to the steady deterioration of real estate values, the loan-to-value ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.
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
Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. After acquisition, foreclosed properties held for sale are carried at the lower of fair value minus estimated cost to sell, or at cost. Subsequent provisions for losses, which may result from the ongoing periodic valuation of these properties, are charged to income in the period in which they are identified. Fair market value is generally based on recent appraisals.

The following table presents information regarding non-performing assets as of the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
			(Dollars in thousands)

Non-accrual first mortgage loans	$202,496	$71,932	$20,053	$9,649	$6,057
Non-accrual construction loans	7,610	647	3,098	—	—
Non-accrual consumer and other loans	626	956	1,217	2	—
Accruing loans delinquent 90 days or more	6,842	5,867	5,630	9,661	15,550

Total non-performing loans	217,574	79,402	29,998	19,312	21,607
Foreclosed real estate, net	15,532	4,055	3,161	1,040	878

Total non-performing assets	$233,106	$83,457	$33,159	$20,352	$22,485

Non-performing loans to total loans	0.74%	0.33%	0.16%	0.13%	0.19%
Non-performing assets to total assets	0.43	0.19	0.09	0.07	0.11
At December 31, 2008, approximately $144.0 million of our non-performing loans were in the New York metropolitan area and $73.6 million were outside of the New York metropolitan area. Non-accrual first mortgage loans at December 31, 2008 included $16.6 million of interest-only loans and $7.6 million of reduced documentation loans with average loan-to-value ratios of approximately 70% and 61%, respectively, based on appraised values at time of origination. The total amount of interest income received during the year on non-accrual loans outstanding and additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms is immaterial. We are not committed to lend additional funds to borrowers whose loans are in non-accrual status.
Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the years indicated.

	At or for the Year December 31,
	2008	2007	2006	2005	2004
			(Dollars in thousands)
Balance at beginning of year	$34,741	$30,625	$27,393	$27,319	$26,547

Provision for loan losses	19,500	4,800	—	65	790
Allowance transferred in Acquisition	—	—	3,308	—	—
Charge-offs:
First mortgage loans	(4,458)	(701)	(72)	(2)	(11)
Consumer and other loans	(64)	(62)	(7)	(8)	(9)

Total charge-offs	(4,522)	(763)	(79)	(10)	(20)
Recoveries	78	79	3	19	2

Net (charge-offs) recoveries	(4,444)	(684)	(76)	9	(18)

Balance at end of year	$49,797	$34,741	$30,625	$27,393	$27,319

Allowance for loan losses to total loans	0.17%	0.14%	0.16%	0.18%	0.24%
Allowance for loan losses to non-performing loans	22.89	43.75	102.09	141.84	126.44
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
The allowance for loan losses amounted to $49.8 million at December 31, 2008 as compared to $34.7 million at December 31, 2007. The ratio of the allowance for loan losses to non-performing loans was 22.89% at December 31, 2008 compared with 43.75% at December 31, 2007. Our recent loss experience on our loan portfolio is a key factor in our estimate of the allowance for loan losses. In 2008, our net charge-offs were approximately 3.4% of our average non-performing loans. The allowance for loan losses as a percent of total loans was 0.17% at December 31, 2008 compared with 0.14% at December 31, 2007. The ratio of non-performing loans to total loans was 0.74% at December 31, 2008 as compared to 0.33% at December 31, 2007. The provision for loan losses amounted to $19.5 million for the year ended December 31, 2008 as compared to $4.8 million for the year ended December 31, 2007. We recorded our provision for loan losses during 2008 based on our allowance for loan losses methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, which increased to $217.6 million at December 31, 2008 as compared to $79.4 million at December 31, 2007. The higher provision for loan losses during 2008 reflects the risks inherent in our loan portfolio due to weakening real estate markets, increasing unemployment rates in the markets in which we lend, current economic conditions, the increases in non-performing loans and net charge-offs and the overall growth in the loan portfolio. Net charge-offs amounted to $4.4 million for 2008 as compared to net charge-offs of $684,000 for 2007. The increase in charge-offs was primarily related to non-performing residential loans for which appraised values indicated declines in the value of the underlying collateral.
Due to the homogenous nature of substantially all of the loans in our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed primarily on a “pooled basis.” A component of our methodology includes assigning potential loss factors to the payment status of multiple residential loan categories with the objective of assessing the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth, expected levels of non-performing loans and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We use this analysis, as a tool, together with qualitative analysis performed by our Asset Quality Committee to estimate the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with loan-to-value ratios of less than 80%. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. In most cases as a non-performing loan approaches foreclosure, the borrower will attempt to sell the underlying property or, if there is a subordinated lien eliminating the borrower’s equity, the subordinated lien holder will likely purchase the property to protect its interest resulting in the full payment of principal and interest to Hudson City Savings. In normal markets this process takes 6 to 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 18 to 24 months from the initial non-performing period. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan.
The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2008, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, deteriorated further as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. In addition, general economic conditions in the United States have also worsened and it has become widely accepted that the United States economy entered a recession by the first quarter of 2008. However, at this time, the decline in the economic and housing conditions in the New York metropolitan area has not, at this time, been as severe as the rest of the country. Approximately 69.7% of our total loans are in the New York metropolitan area and 30.3% are located throughout the remaining states in the Northeast quadrant of the United States. With respect to our non-performing loans, approximately 65.3% are in the New York metropolitan area and 34.7% are located throughout the remaining states in the Northeast quadrant of the United States. We considered these trends in market conditions in determining the provision for loan losses also taking into account the continued growth of our loan portfolio and the possible or expected growth in our non-performing loans.
The disruption and volatility in the financial and capital markets over the past year has recently reached a crisis level as national and global credit markets ceased to function effectively. Financial entities across the spectrum have been affected by the lack of liquidity and continued credit deterioration. The difficulties in the financial services market have been marked by the failure, near failure or sale at depressed valuations of some of the nation’s largest institutions such as Bear Stearns, Lehman Brothers, Merrill Lynch and Wachovia. Concern for the stability of the banking and financial systems reached a magnitude which has resulted in unprecedented government intervention on a global scale. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing markets. Based on our evaluation of the foregoing factors, and in recognition of the increase in non-performing loans, increasing levels of unemployment, increasing levels of net loan charge-offs and the growth of our loan portfolio, our 2008 analyses indicated that an increase in the provision for loan losses from prior year levels was warranted.
At December 31, 2008, first mortgage loans secured by one-to four family properties accounted for 98.4% of total loans. Fixed-rate mortgage loans represent 75.7% of our first mortgage loans. Fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans.
Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions worsen substantially from the current operating environment. However, the markets in which we lend have experienced declines in real estate values which we have taken into account in evaluating our allowance for loan losses. No assurance can be given in any particular case that our loan-to-value ratios will provide full protection in the event of borrower default. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At December 31,

	2008		2007		2006		2005		2004

		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
First mortgage loans:
One- to four-family	$45,642	98.43%	$29,511	97.95%	$24,578	97.42%	$25,474	98.13%	$25,524	97.87%
Other first mortgages	2,065	0.26	1,883	0.38	999	0.58	23	0.31	35	0.75

Total first mortgage loans	47,707	98.69	31,394	98.33	25,577	98.00	25,497	98.44	25,559	98.62
Consumer and other loans	2,090	1.31	3,347	1.67	3,618	2.00	1,774	1.56	1,305	1.38
Unallocated	—	—	—	—	1,430	—	122	—	455	—

Total allowance for loan losses	$49,797	100.00%	$34,741	100.00%	$30,625	100.00%	$27,393	100.00%	$27,319	100.00%

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
We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by U.S. government-sponsored enterprises. These securities account for substantially all of our securities. We do not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. In addition, we do not own any common or preferred stock issued by Fannie Mae or Freddie Mac. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.
At December 31, 2008, mortgage-backed securities with an amortized cost of $15.57 billion were used as collateral for securities sold under agreements to repurchase. We have two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc.

is currently in liquidation under the Securities Industry Protection Act. Mortgage-backed securities with an amortized cost of approximately $114.5 million are pledged as collateral for these borrowings. We intend to pursue full recovery of the pledged collateral in accordance with the contractual terms of the repurchase agreements. If full recovery of the collateral does not occur, we will be pursuing a customer claim against the Lehman Brothers, Inc. estate for the $14.5 million difference between the amortized cost of the securities and the amount of the underlying borrowings. There can be no assurances that the final settlement of this transaction will result in the full recovery of the collateral or the full amount of the claim. We have not recognized a loss in our financial statements related to these repurchase agreements.
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
Investment Securities. At December 31, 2008, investment securities classified as held to maturity amounted to $50.1 million while $3.41 billion were classified as available for sale. During 2008, we purchased $2.10 billion of investment securities compared with $2.15 billion during 2007. These securities were all issued by U.S government-sponsored enterprises. Of the securities held as of December 31, 2008, $3.25 billion have step-up features where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase, but after an initial non-call period of three months to two years, and assist in our management of interest rate risk. Approximately $2.35 billion of these step-up notes are scheduled to reset within the next two years. At December 31, 2008, investment securities with an amortized cost of $2.15 billion were used as collateral for securities sold under agreements to repurchase. Also, at December 31, 2008, we had $865.6 million in Federal Home Loan Bank of New York (“FHLB”) stock. See “- Regulation of Hudson City Savings Bank and Hudson City Bancorp.”
Mortgage-backed Securities. All of our mortgage-backed securities are issued by GinnieMae, FannieMae or FreddieMac. At December 31, 2008, mortgage-backed securities classified as held to maturity totaled $9.57 billion, or 17.7% of total assets, while $9.92 billion, or 18.3% of total assets, were classified as available for sale. At December 31, 2008, the mortgage-backed securities portfolio had a weighted-average rate of 5.27% and a fair value of approximately $19.61 billion. Of the mortgage-backed securities we held at December 31, 2008, $16.28 billion, or 83.5% of total mortgage-backed securities, had adjustable rates and $3.21 billion, or 16.5% of total mortgage-backed securities, had fixed rates. Our mortgage-backed securities portfolio includes real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”). At December 31, 2008, we held $380.3 million of fixed-rate REMICs, which constituted 2.0% of our mortgage-backed securities portfolio. Mortgage-backed security purchases totaled $7.14 billion during 2008 compared with $7.11 billion during 2007. Of the mortgage-backed securities purchased during 2008, 86.9% were variable-rate instruments that were used as part of our interest rate risk management strategy.

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
While mortgage-backed securities are subject to a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities. At December 31, 2008, we did not own any principal-only, REMIC residuals, private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans.
The following table presents our investment securities activity for the years indicated.

	For the Year Ended December 31,

	2008	2007	2006

	(In thousands)

Investment securities:
Carrying value at beginning of year	$4,173,992	$5,913,584	$5,496,727

Transferred in Acquisition	—	—	120,087
Purchases:
Available for sale	2,100,000	2,148,705	1,250,010
Calls:
Held to maturity	(1,358,485)	(125,480)	(256)
Available for sale	(1,449,902)	(2,100,060)	(350,004)
Maturities:
Available for sale	(4)	(1,725,000)	(500,005)
Sales:
Available for sale	—	—	(97,549)
Mutual fund shares	—	—	(15,530)
Premium amortization and discount accretion, net	164	1,025	(17)
Change in unrealized gain or loss	(2,046)	61,218	10,121

Net (decrease) increase in investment securities	(710,273)	(1,739,592)	416,857

Carrying value at end of year	$3,463,719	$4,173,992	$5,913,584

The following table presents our mortgage-backed securities activity for the years indicated.

	For the Year Ended December 31,

	2008	2007	2006

	(In thousands)
Mortgage-backed securities:
Carrying value at beginning of year	$14,570,935	$9,329,631	$6,910,497

Transferred in Acquisition	—	—	186,169
Purchases:
Held to maturity	1,360,861	3,861,633	3,313,669
Available for sale	5,777,777	3,248,326	617,171
Principal payments:
Held to maturity	(1,348,304)	(1,215,867)	(773,343)
Available for sale	(956,710)	(696,560)	(741,200)
Sales:
Available for sale	—	—	(186,169)
Premium amortization and discount accretion, net	(11,722)	(10,257)	(10,709)
Change in unrealized gain or loss	94,974	54,029	13,546

Net increase in mortgage-backed securities	4,916,876	5,241,304	2,419,134

Carrying value at end of year	$19,487,811	$14,570,935	$9,329,631

The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. The table also presents the mortgage-backed securities portfolio by coupon type.

	At December 31,

	2008			2007			2006

		Percent			Percent			Percent
	Carrying	of	Fair	Carrying	of	Fair	Carrying	of	Fair
	Value	Total (1)	Value	Value	Total (1)	Value	Value	Total (1)	Value

	(Dollars in thousands)
Money market investments:
Federal funds sold	$76,896	100.00%	$76,896	$106,299	100.00%	$106,299	$56,616	100.00%	$56,616

Investment securities:
Held to maturity:
United States government- sponsored enterprises	$49,981	1.45%	$50,406	$1,408,071	33.74%	$1,409,814	$1,533,059	25.92%	$1,502,014
Municipal bonds	105	0.01	106	430	0.01	432	910	0.02	920

Total held to maturity	50,086	1.46	50,512	1,408,501	33.75	1,410,246	1,533,969	25.94	1,502,934

Available for sale:
United States government- sponsored enterprises	3,406,248	98.33	3,406,248	2,758,193	66.08	2,758,193	4,372,295	73.94	4,372,295
Corporate bonds	—	—	—	4	—	4	57	—	57
Equity securities	7,385	0.21	7,385	7,294	0.17	7,294	7,263	0.12	7,263

Total available for sale	3,413,633	98.54	3,413,633	2,765,491	66.25	2,765,491	4,379,615	74.06	4,379,615

Total investment securities	$3,463,719	100.00%	$3,464,145	$4,173,992	100.00%	$4,175,737	$5,913,584	100.00%	$5,882,549

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$128,906	0.66%	$127,309	$157,716	1.08%	$158,999	$215,161	2.31%	$216,504
FNMA pass-through certificates	3,203,799	16.44	3,247,847	3,214,509	22.06	3,205,922	3,233,852	34.66	3,191,324
FHLMC pass-through certificates	5,859,297	30.07	5,943,155	5,808,288	39.87	5,849,744	3,069,884	32.90	3,019,995
FHLMC and FNMA REMICs	380,255	1.95	377,134	385,013	2.64	351,647	406,313	4.36	376,775

Total held to maturity	9,572,257	49.12	9,695,445	9,565,526	65.65	9,566,312	6,925,210	74.23	6,804,598

Available for sale:
GNMA pass-through certificates	915,995	4.70	915,995	1,257,893	8.62	1,257,893	1,696,715	18.18	1,696,715
FNMA pass-through certificates	3,300,888	16.94	3,300,888	1,098,072	7.54	1,098,072	575,293	6.17	575,293
FHLMC pass-through certificates	5,698,671	29.24	5,698,671	2,649,444	18.18	2,649,444	132,413	1.42	132,413

Total available for sale	9,915,554	50.88	9,915,554	5,005,409	34.35	5,005,409	2,404,421	25.77	2,404,421

Total mortgage-backed securities	$19,487,811	100.00%	$19,610,999	$14,570,935	100.00%	$14,571,721	$9,329,631	100.00%	$9,209,019

By coupon type:
Adjustable-rate	$16,277,336	83.53%	$16,377,257	$11,995,377	82.32%	$12,055,525	$6,495,769	69.63%	$6,457,465
Fixed-rate	3,210,475	16.47	3,233,742	2,575,558	17.68	2,516,196	2,833,862	30.37	2,751,554

Total mortgage-backed securities	$19,487,811	100.00%	$19,610,999	$14,570,935	100.00%	$14,571,721	$9,329,631	100.00%	$9,209,019

Total investment portfolio	$23,028,426		$23,152,040	$18,851,226		$18,853,757	$15,299,831		$15,148,184

(1)	Based on carrying value for each investment type.

Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2008. Mortgage-backed securities are presented by issuer and by coupon type. The table does not include the effect of prepayments or scheduled principal amortization. Equity securities have been excluded from this table.

	At December 31, 2008

			More Than One Year		More Than Five Years
	One Year or Less		to Five Years		to Ten Years		More Than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate

	(Dollars in thousands)
Money market investments:
Federal funds sold	$76,896	0.25%	—	—	—	—	—	—	$76,896	0.25%

Investment securities:
Held to maturity:
United States government- sponsored enterprises	$—	—%	$—	—%	$—	—%	$49,981	5.00%	$49,981	5.00%
Municipal bonds	—	—	105	7.58	—	—	—	—	105	7.58

Total held to maturity	—	—	105	7.58	—	—	49,981	5.00	50,086	5.01

Available for sale:
United States government- sponsored enterprises	$—	—%	148,176	4.59	2,512,954	4.95	745,118	4.91	3,406,248	4.93
Corporate bonds	—	—	—	—	—	—	—	—	—	—

Total available for sale	—	—	148,176	4.59	2,512,954	4.95	745,118	4.91	3,406,248	4.93

Total investment securities	$—	—%	$148,281	4.59%	$2,512,954	4.95%	$795,099	4.92%	$3,456,334	4.93%

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$40	8.43%	$78	11.15%	$—	—%	$128,788	5.09%	$128,906	5.09%
FNMA pass-through certificates	85	5.73	—	—	9,497	6.56	3,194,217	5.15	3,203,799	5.15
FHLMC pass-through certificates	6	7.87	581	6.88	6,126	5.41	5,852,584	5.33	5,859,297	5.33
FHLMC and FNMA REMIC’s	—	—	—	—	—	—	380,255	4.58	380,255	4.58

Total held to maturity	131	6.65	659	7.39	15,623	6.11	9,555,844	5.24	9,572,257	5.24

Available for sale:
GNMA pass-through certificates	—	—	—	—	—	—	915,995	4.68	915,995	4.68
FNMA pass-through certificates	—	—	—	—	—	—	3,300,888	5.26	3,300,888	5.26
FHLMC pass-through certificates	—	—	—	—	—	—	5,698,671	5.42	5,698,671	5.42

Total available for sale	—	—	—	—	—	—	9,915,554	5.30	9,915,554	5.30

Total mortgage-backed securities	$131	6.65%	$659	7.39%	$15,623	6.11%	$19,471,398	5.27%	$19,487,811	5.27%

By coupon type:
Adjustable-rate	$—	—%	$—	—%	$5,747	4.95%	$16,271,589	5.30%	$16,277,336	5.30%
Fixed-rate	131	6.65	659	7.39	9,876	6.79	3,199,809	5.09	3,210,475	5.10

Total mortgage-backed securities	$131	6.65%	$659	7.39%	$15,623	6.11%	$19,471,398	5.27%	$19,487,811	5.27%

Total investment portfolio	$77,027	0.26%	$148,940	4.60%	$2,528,577	4.96%	$20,266,497	5.26%	$23,021,041	5.20%

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
Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing market interest rates, pricing of deposits and competition. In determining our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Our deposits are primarily obtained from market areas surrounding our branch offices. In December 2008, we began to open deposit accounts through the internet for customers throughout the United States. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits. During 2008, we opened 8 new branches. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. There are large money-center and regional financial institutions operating throughout our market area, and we also face strong competition from other community-based financial institutions. During 2008, financial entities across the spectrum have been affected by the lack of liquidity and continued credit deterioration. As a result of the turmoil in the credit and equity markets, deposit products in strong financial institutions have become desirable for many customers.
Total deposits increased $3.31 billion, or 21.9%, during 2008 due primarily to a $2.21 billion increase in total time deposits and a $1.14 billion increase in our money market accounts partially offset by a $39.7 million decrease in our interest-bearing transaction accounts and savings accounts. Total core deposits (defined as non-time deposit accounts) represented approximately 29.9% of total deposits as of December 31, 2008 compared with 29.2% as of December 31, 2007. This increase is due to the growth in our money market accounts as a result of our favorable rates as compared to our competitors. The aggregate balance in our time deposit accounts was $12.95 billion as of December 31, 2008 compared with $10.73 billion as of December 31, 2007. Time deposits with remaining maturities of less than one year amounted to $12.48 billion at December 31, 2008 compared with $10.24 billion at December 31, 2007, reflecting the shift of customer deposits to short-term time deposits.

The following table presents our deposit activity for the years indicated:

	For the Year Ended December 31,

	2008	2007	2006

	(Dollars in thousands)

Total deposits at beginning of year	$15,153,382	$13,415,587	$11,383,300
Deposits assumed in Acquisition	—	—	1,062,121
Net increase in deposits	2,729,303	1,130,859	534,070
Interest credited	581,357	606,936	436,096

Total deposits at end of year	$18,464,042	$15,153,382	$13,415,587

Net increase	$3,310,660	$1,737,795	$2,032,287

Percent increase	21.85%	12.95%	17.85%
At December 31, 2008, we had $4.60 billion in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
3 months or less	$1,974,828
Over 3 months through 6 months	2,246,744
Over 6 months through 12 months	277,486
Over 12 months	100,170

Total	$4,599,228

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At December 31,

	2008			2007			2006

			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate
	(Dollars in thousands)
Savings	$712,420	3.86%	0.76%	$737,813	4.87%	0.74%	$805,278	6.00%	0.92%
Interest-bearing demand	1,573,771	8.52	2.47	1,588,084	10.48	3.26	2,095,811	15.62	3.29
Money market	2,716,429	14.72	2.87	1,575,097	10.39	4.26	918,549	6.85	3.59
Noninterest-bearing demand	514,196	2.78	—	517,970	3.42	—	498,301	3.71	—

Total	5,516,816	29.88	2.22	4,418,964	29.16	2.81	4,317,939	32.18	2.53

Time deposits:
Time deposits $100,000 and over	4,599,228	24.92	3.66	3,336,049	22.02	4.97	2,565,020	19.12	5.03

Time deposits less than $100,000 with original maturities of:
3 months or less	356,822	1.93	3.17	1,057,289	6.98	4.98	146,921	1.10	4.37
Over 3 months to 12 months	5,520,470	29.89	3.74	4,558,298	30.07	5.04	4,302,331	32.06	5.23
Over 12 months to 24 months	1,200,957	6.50	3.56	524,722	3.46	4.57	557,510	4.16	3.82
Over 24 months to 36 months	71,707	0.39	3.65	79,613	0.53	3.87	202,276	1.51	3.67
Over 36 months to 48 months	34,469	0.19	3.89	77,185	0.51	3.93	264,204	1.97	3.66
Over 48 months to 60 months	14,498	0.08	4.08	32,299	0.21	3.94	43,243	0.32	3.72
Over 60 months	109,666	0.59	4.27	138,738	0.92	3.98	164,502	1.23	3.99
Qualified retirement plans	1,039,409	5.63	3.78	930,225	6.14	4.70	851,641	6.35	4.47

Total time deposits	12,947,226	70.12	3.69	10,734,418	70.84	4.93	9,097,648	67.82	4.89

Total deposits	$18,464,042	100.00%	3.25%	$15,153,382	100.00%	4.31%	$13,415,587	100.00%	4.13%

The following table presents, by rate category, the amount of our time deposit accounts outstanding at the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)

Time deposit accounts:
3.00% or less	$1,672,922	$2,397	$38,158
3.01% to 3.50%	3,513,581	44,450	457,995
3.51% to 4.00%	7,278,114	514,022	979,918
4.01% to 4.50%	353,947	317,633	1,283,911
4.51% to 5.00%	127,433	3,639,404	482,847
5.01% and over	1,229	6,216,512	5,854,819

Total	$12,947,226	$10,734,418	$9,097,648

The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2008.

	Period to Maturity from December 31, 2008
	Within	Over three	Over six	Over one	Over two	Over
	three	to six	months to	to two	to three	three
	months	months	one year	years	years	years	Total
	(In thousands)
Time deposit accounts:
3.00% or less	$655,316	$822,257	$94,607	$80,918	$8,846	$10,978	$1,672,922
3.01% to 3.50%	748,224	1,913,830	747,111	97,489	4,555	2,372	3,513,581
3.51% to 4.00%	3,930,578	3,227,261	28,963	83,525	4,974	2,813	7,278,114
4.01% to 4.50%	121,080	11,617	73,795	112,801	12,988	21,666	353,947
4.51% to 5.00%	25,455	28,590	48,271	24,696	314	107	127,433
5.01% and over	3	—	—	1,217	—	9	1,229

Total	$5,480,656	$6,003,555	$992,747	$400,646	$31,677	$37,945	$12,947,226

Borrowings. We have entered into agreements with selected brokers and the FHLB to repurchase securities sold to these parties. These agreements are recorded as financing transactions as we have maintained effective control over the transferred securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition. The securities underlying the agreements are delivered to the party with whom each transaction is executed. They agree to resell to us the same securities at the maturity or call of the agreement. We retain the right of substitution of the underlying securities throughout the terms of the agreements.
We have also obtained advances from the FHLB, which are generally secured by a blanket lien against our mortgage portfolio. Borrowings with the FHLB are generally limited to approximately twenty times the amount of FHLB stock owned.

Borrowed funds at December 31 are summarized as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
		(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$2,400,000	4.44%	$2,066,000	4.62%
Other brokers	12,700,000	3.91	9,950,000	4.15

Total securities sold under agreements to repurchase	15,100,000	3.99	12,016,000	4.23
Advances from the FHLB	15,125,000	3.94	12,125,000	4.20

Total borrowed funds	$30,225,000	3.97%	$24,141,000	4.22%

Accrued interest payable	$138,351		$115,012
The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Repurchase Agreements:
Average balance outstanding during the year	$13,465,540	$10,305,216	$8,313,321

Maximum balance outstanding at any month-end during the year	$15,100,000	$12,016,000	$8,923,000

Weighted average rate during the period	4.17%	4.20%	3.81%

FHLB Advances:
Average balance outstanding during the year	$13,737,057	$10,286,869	$5,977,115

Maximum balance outstanding at any month-end during the year	$15,125,000	$12,125,000	$8,050,000

Weighted average rate during the period	4.14%	4.28%	4.17%

Substantially all of our borrowed funds are callable at the discretion of the issuer after an initial non-call period. As a result, if interest rates were to decrease, these borrowings would probably not be called and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, these borrowings would likely be called at their next call date and our cost to replace these borrowings would increase. These call features are generally quarterly, after an initial non-call period of three months to five years from the date of borrowing.
Our callable borrowings typically have a final maturity of ten years and may not be called for an initial period of one to five years. We use this type of borrowing primarily to fund our loan growth because they have a longer duration than shorter-term non-callable borrowings and have a slightly lower cost than a non-callable borrowing with a maturity date similar to the first call date of the callable borrowing. These borrowings were used to fund a significant portion of the growth in interest-earning assets. During the current period of credit instability we have not been able to borrow in this manner. We believe that we will continue to be able to borrow from substantially the same institutions as in the past, but structured callable borrowings may not be available. In order to fund our growth and provide for our liquidity we may need to borrow short-term, that is, borrowings with three to six month maturities. These borrowings are typically at lower interest rates than longer-term callable borrowings and, as a result, may decrease our borrowing costs. However, using short-term borrowings may increase our interest rate risk, especially if market interest rates were to increase. While we will utilize these short-term borrowings while the current conditions exist in the credit markets, we intend to use structured callable borrowings when these types of borrowings become available.
The scheduled maturities and potential call dates of our borrowings as of December 31, 2008 are as follows:

	Borrowings by Scheduled		Borrowings by Earlier of Scheduled
	Maturity Date		Maturity or Next Potential Call Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)

2009	$600,000	2.02%	$21,725,000	4.17%
2010	300,000	5.68	2,850,000	3.70
2011	250,000	4.90	5,050,000	3.21
2012	100,000	4.76	600,000	4.33
2013	250,000	5.30	—	—
2014	350,000	3.37	—	—
2015	3,725,000	3.85	—	—
2016	8,075,000	4.32	—	—
2017	10,725,000	4.22	—	—
2018	5,850,000	3.13	—	—

Total	$30,225,000	3.97	$30,225,000	3.97

Based on market interest rates as of December 31, 2008, we anticipate that none of the borrowings with call dates in 2009 will be called.
The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	At or for the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Amortized cost of collateral:
United States government-sponsored enterprise securities	$2,150,000	$3,620,083	$3,329,639
Mortgage-backed securities	15,572,838	9,308,551	6,257,678

Total amortized cost of collateral	$17,722,838	$12,928,634	$9,587,317

Fair value of collateral:
United States government-sponsored enterprise securities	$2,159,471	$3,626,572	$3,195,765
Mortgage-backed securities	15,759,490	9,294,264	6,143,223

Total fair value of collateral	$17,918,961	$12,920,836	$9,338,988

Subsidiaries
Hudson City Savings has two wholly owned and consolidated subsidiaries: HudCiti Service Corporation and HC Value Broker Services, Inc. HudCiti Service Corporation, which qualifies as a New Jersey investment company, has two wholly owned and consolidated subsidiaries: Hudson City Preferred Funding Corporation and Sound REIT, Inc. Hudson City Preferred Funding and Sound REIT qualify as real estate investment trusts, pursuant to the Internal Revenue Code of 1986, as amended, and had $6.58 billion and $36.2 million, respectively, of residential mortgage loans outstanding at December 31, 2008.
HC Value Broker Services, Inc., whose primary operating activity is the referral of insurance applications, formed a strategic alliance that jointly markets insurance products with Savings Bank Life Insurance of Massachusetts. HC Value Broker Services offers customers access to a variety of life insurance products.
Personnel
As of December 31, 2008, we had 1,335 full-time employees and 161 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.
REGULATION OF HUDSON CITY SAVINGS BANK AND HUDSON CITY BANCORP
General
Hudson City Savings has been a federally chartered savings bank since January 1, 2004 when it converted from a New Jersey chartered savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the Bank Insurance Fund (“BIF”). Under its charter, Hudson City Savings is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and by the FDIC as the deposit insurer. Hudson City Bancorp is a unitary savings and loan holding company regulated, examined and supervised by the OTS. Each of Hudson City Bancorp and Hudson City Savings must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approval from the OTS prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS will conduct periodic examinations to assess Hudson City Bancorp’s and Hudson City Savings Bank’s compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.
This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations (including law concerning taxes, banking, securities, accounting and insurance), whether by the OTS, the FDIC or through legislation, could have a material adverse impact on Hudson City Bancorp and Hudson City Savings and their operations and stockholders.

Federally Chartered Savings Bank Regulation
Activity Powers. Hudson City Savings derives its lending, investment and other activity powers primarily from the Home Owners’ Loan Act, as amended, commonly referred to as HOLA, and the regulations of the OTS thereunder. Under these laws and regulations, federal savings banks, including Hudson City Savings, generally may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities and certain other assets.
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
Generally, under the Agencies’ existing risk-based and leverage capital rules, banks, bank holding companies and savings associations (collectively, banking organizations) are required to deduct certain assets from tier 1 capital, and though a banking organization is permitted to net any associated deferred tax liability against some of such assets prior to making the deduction from tier 1 capital, such netting generally is not permitted for goodwill and other intangible assets arising from a taxable business combination. In these cases, the full or gross carrying amount of the asset is deducted. However, on December 30, 2008, the Agencies issued a final rule amending their regulatory capital rules to permit banking organizations to reduce the amount of goodwill arising from a taxable business combination that they must deduct from tier 1 capital by the amount of any deferred tax liability associated with that goodwill. Banking organizations may elect to apply this rule for purposes of the regulatory reporting period ended December 31, 2008. We have no deferred tax liabilities associated with goodwill and, as a result, this rule had no impact on Hudson City Savings.
For banking organizations that elect to apply this rule, the amount of goodwill deducted from tier 1 capital would reflect the maximum exposure to loss in the event that the entire amount of goodwill is impaired or derecognized for financial reporting purposes. Under the new rule, a banking organization that reduces the amount of goodwill deducted from tier 1 capital by the amount of the deferred tax liability is not permitted to net this deferred tax liability against deferred tax assets when determining regulatory capital limitations on deferred tax assets.

At December 31, 2008, Hudson City Savings exceeded each of its capital requirements as shown in the following table:

			OTS Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2008
Tangible capital	$4,290,316	7.99%	$805,475	1.50%	n/a	n/a
Leverage (core) capital	4,290,316	7.99	2,147,935	4.00	$2,684,918	5.00%
Total-risk-based capital	4,340,315	21.52	1,613,657	8.00	2,017,071	10.00

December 31, 2007
Tangible capital	$4,055,952	9.16%	$664,169	1.50%	n/a	n/a
Leverage (core) capital	4,055,952	9.16	1,771,118	4.00	$2,213,898	5.00%
Total-risk-based capital	4,090,693	24.83	1,318,102	8.00	1,647,627	10.00
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
Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the bank regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically capitalized.” The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OTS is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets.
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
If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2008, Hudson City Savings was considered “well capitalized” by the OTS.
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
Deposit Insurance. The FDIC merged the BIF and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”) on March 31, 2006. Hudson City Savings is a member of the DIF and pays its deposit insurance assessments to the DIF.
Under the Deposit Insurance Funds Act of 1996 (“Funds Act”), the assessment base for the payments on the bonds (“FICO bonds”) issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Hudson City Savings. Our total expense for the assessment for the FICO payments was $1.7 million in 2008.
Under the Federal Deposit Insurance Act, as amended (“FDIA”), the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of Hudson City Savings does not know of any practice, condition or violation that might lead to termination of deposit insurance.
As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF of the FDIC. This has resulted in a decline in the DIF reserve ratio. Because the DIF reserve ratio declined below 1.15% and is expected to remain below 1.15%, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within five years. In order to restore the reserve ratio to 1.15%, the FDIC has adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points (annualized) for the first quarter of 2009. The FDIC has also proposed changes to take effect beginning in the second quarter of 2009. Under the proposed plan the initial base assessment rates will range from 10 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. Under the proposal the FDIC may continue to adopt actual rates that are higher without further notice-and-comment rulemaking subject to certain limitations. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. For Hudson City Savings Bank, our total assessment rate would be 18 basis points. The increased deposit insurance premiums will result in a significant increase in our non-interest expense.
For 2008, Hudson City Savings had an assessment rate of five basis points resulting in a deposit insurance assessment of $7.7 million. From 1997 through 2006, under the previous risk-based assessment system, Hudson City Savings had an assessment rate of 0 basis points. The deposit insurance assessment rates are in addition to the FICO payments. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.
The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. Hudson City Savings is entitled to a One-Time Assessment Credit which was used to offset 100% of the 2007 deposit insurance assessment, excluding the FICO payments. The remaining credit of $5.1 million was used to offset a portion of our 2008 deposit insurance assessment of $7.7 million, resulting in net deposit insurance expense of $2.6 million for the year. Total expense for 2008, including the FICO assessment, was $4.3 million.
On October 3, 2008, the FDIC announced a temporary increase in deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009, in response to the financial crises affecting the banking system and financial markets.
Temporary Liquidity Guarantee Program. On November 21, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to its authority to prevent “systematic risk” in the U.S banking system. The TLGP was announced by the FDIC on October 14, 2008 as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 (“Debt Guarantee Program”) and (ii)

fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, through December 31, 2009 (“Transaction Account Guarantee Program”).
Eligible institutions were covered under the TLGP at no cost for the first 30 days. Institutions that did not want to continue to participate in one or both parts of the TLGP were required to notify the FDIC of their election to opt out on or before December 5, 2008. Institutions that did not opt out are subject to a fee of 50 to 100 basis points per annum based on the length of maturity of senior unsecured debt issued under the Debt Guarantee Program. Under the Transaction Account Guarantee Program, a 10 basis point surcharge will be added to the institution’s current insurance assessment, quarterly, for balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The TLGP was due to expire in June of 2009, however, on February 10, 2009 the FDIC announced its intention to extend the TLGP through October 2009 for an additional premium. We currently participate in the Transaction Account Guarantee Program to fully insure all non-interest bearing transaction accounts. We do not participate in the Debt Guarantee Program.
On January 16, 2009, in an effort to further strengthen the financial system and U.S economy, the FDIC announced that it will soon propose rule changes to the TLGP to extend the maturity of the guarantee from three to up to 10 years where the debt is supported by collateral and the issuance supports new consumer lending. Until the details of this extended program are finalized and published, we cannot determine to what extent, if any, we would participate in this program.
Transactions with Affiliates of Hudson City Savings. Hudson City Savings is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”), Regulation W issued by the FRB, as well as additional limitations as adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates (which for Hudson City Savings would include Hudson City Bancorp) and principal stockholders, directors and executive officers.
In addition, the OTS regulations include additional restrictions on savings banks under Section 11 of HOLA, including provisions prohibiting a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. OTS regulations also include certain specific exemptions from these prohibitions. The FRB and the OTS require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.
Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Hudson City Savings, that are subject to the insider lending restrictions of Section 22(h) of the FRA.
Privacy Standards. Hudson City Savings is subject to OTS regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act (“Gramm-Leach”). These regulations require Hudson City Savings to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.
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
Loans to One Borrower. Under the HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and unimpaired surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Hudson City Savings is in compliance with applicable loans to one borrower limitations. At December 31, 2008, Hudson City Savings’ largest aggregate amount of loans to one borrower totaled $8.2 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Hudson City Savings.

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
On June 29, 2007, the OTS and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending (the “Statement”) to address the growing concerns facing the sub-prime mortgage market, particularly with respect to rapidly rising sub-prime default rates that may indicate borrowers do not have the ability to repay adjustable-rate sub-prime loans originated by financial institutions. In particular, the agencies express concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity. Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty. The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.
Currently, we originate both interest only and interest only limited documentation loans. We also purchase interest only loans. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. During 2008, originations of interest only loans totaled $1.28 billion, of which all were one-to-four family loans. At December 31, 2008, our mortgage loan portfolio included $3.47 billion of interest only loans, all of which were one- to four-family loans. See “Residential Mortgage Lending.”
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
Qualified Thrift Lender (“QTL”) Test. The HOLA requires federal savings banks to meet a QTL test. Under the QTL test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2008, Hudson City Savings held 92.6% of its portfolio assets in qualified thrift investments and had more than 75% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2008. Therefore, Hudson City Savings qualified under the QTL test.
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
Hudson City Savings may not pay dividends to Hudson City Bancorp if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or the OTS notified Hudson City Savings Bank that it was in need of more than normal supervision. Under the FDIA, an insured depository institution such as Hudson City Savings is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by Hudson City Savings also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
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
Assessments. The OTS charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are based on three components: the size of the institution on which the basic assessment is based; the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. Hudson City Savings paid an assessment of $4.8 million in 2008 based on the size of the Bank.
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
Hudson City Savings, as a member of the FHLB, is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Hudson City Savings, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Hudson City Savings. The activity-based stock purchase requirement for Hudson City Savings is equal to the sum of: (1) 4.5% of outstanding borrowings from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Hudson City Savings is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB’s balance sheet of derivative contracts between the FHLB and its members, which for Hudson City Savings is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2008, the amount of FHLB stock held by us satisfies the requirements of the FHLB capital plan.
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
Pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the FRB announced on October 6, 2008, that the Federal Reserve Banks will begin to pay interest on depository institutions’ required and excess reserve balances. Paying interest on required reserve balances should essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest FOMC target rate in effect during the reserve maintenance period. The payment of interest on excess reserves will permit the Federal Reserve to expand its balance sheet as necessary to provide the liquidity necessary to support financial stability.
Federal Holding Company Regulation
Hudson City Bancorp is a unitary savings and loan holding company within the meaning of the HOLA. As such, Hudson City Bancorp is registered with the OTS and is subject to the OTS regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over Hudson City Bancorp and its savings bank subsidiary. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.
Restrictions Applicable to New Savings and Loan Holding Companies. Gramm-Leach also restricts the powers of new unitary savings and loan holding companies. Under Gramm-Leach, all unitary savings and loan holding companies formed after May 4, 1999, such as Hudson City Bancorp, are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Accordingly, Hudson City Bancorp’s activities are restricted to:
•	furnishing or performing management services for a savings institution subsidiary of such holding company;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company;

•	holding or managing properties used or occupied by a savings institution subsidiary of such company;

•	acting as trustee under a deed of trust;

•	any other activity (i) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 (the “BHC Act”), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

•	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and

•	any activity permissible for financial holding companies under section 4(k) of the BHC Act.
Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the BHC Act include:
•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

•	financial, investment, or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	activities previously determined by the FRB to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.; and

•	portfolio investments made by an insurance company.
In addition, Hudson City Bancorp cannot be acquired or acquire a company unless the acquirer or target, as applicable, is engaged solely in financial activities.
Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including Hudson City Bancorp, directly or indirectly, from acquiring:
•	control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

•	through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).
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
If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution’s failure to so qualify.

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
On December 20, 2007, the OTS published final rules, which become effective in April 2007, to amend its regulations to permit savings and loan holding companies (“SLHCs”), with the prior approval of the OTS, to engage in all activities that bank holding companies may engage in under any regulation that the FRB has promulgated under Section 4(c) of the BHC Act. Current regulations limit such authority to only those activities that the FRB has, by regulation, determined to be permissible under Section 4(c)(8) of the BHC Act, as noted above. In addition, the amended regulations also provide that any such Section 4(c) activity will be considered preapproved by the OTS if (1) the SLHC received a rating of satisfactory or above prior to January 1, 2007, or a composite rating of “1” or “2” thereafter, in its most recent examination, and its not in troubled condition, and the holding company does not propose to commence the activity by an acquisition of a going concern, or (2) the activity is permissible under another provision of the HOLA without prior notice or approval. In addition, in response to statutory changes in 2000 the OTS proposed to amend its regulation concerning acquiring minority interests in thrifts and SLHCs. Prior to 2000, a SLHC was precluded from acquiring more than 5% of a non-subsidiary thrift or SLHC. The American Homeownership and Economic Opportunity Act of 2000 amended that provision of HOLA replacing the former absolute prohibition on SLHCs with a regulatory approval requirement. The OTS accordingly proposes amending its regulation to permit such an acquisition with regulatory approval making it consistent with the statute.
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
TAXATION
Federal
General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Hudson City Savings or Hudson City Bancorp. For federal income tax purposes, Hudson City Bancorp reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. Hudson City Savings and Hudson City Bancorp constitute an affiliated group of corporations and are therefore eligible to report their income on a consolidated basis. Hudson City Savings is not currently under audit by the Internal Revenue Service and has not been audited by the Internal Revenue Service during the past five years.
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
Item 1A. Risk Factors.
The Geographic Concentration Of Our Loan Portfolio And Lending Activities Makes Us Vulnerable To A Downturn In The Economy. Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At December 31, 2008, approximately 69.7% of our total loans are in the New York metropolitan area.
We are operating in a challenging and uncertain economic environment, both nationally and locally, as the U.S. economy entered a recession early in 2008. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy, particularly in employment conditions, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our investment alternatives may earn less income for us than real estate loans.

We continued to see increases in loan delinquencies and charge-offs in 2008, but at proportionate levels that are far less than many other institutions. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, amounted to $217.6 million at December 31, 2008 and $79.4 million at December 31, 2007. The ratio of non-performing loans to total loans was 0.74% at December 31, 2008 compared with 0.33% at December 31, 2007. The provision for loan losses amounted to $19.5 million at December 31, 2008 as compared to $4.8 million at December 31, 2007. Net charge-offs amounted to $4.4 million for 2008 as compared to net charge-offs of $684,000 for 2007. In January 2009, our non-performing loans increased by $37.0 million to $254.6 million. Further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
The Impact On Us Of Recently Enacted And Proposed Legislation And Government Programs To Stabilize The Financial Markets Cannot Be Predicted At This Time. On October 3, 2008, President Bush signed the EESA into law in response to the financial crises affecting the banking system and financial markets. Pursuant to the EESA, the U.S. Treasury was granted the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury, the FRB and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets. First, the U.S. Treasury announced the Capital Purchase Program (“CPP”), a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to the U.S. Treasury. Second, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the TLGP, which is intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (i) guarantee certain newly issued senior unsecured debt issued by participating institutions under the Debt Guarantee Program and (ii) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount under the Transaction Account Guarantee Program. Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility program (“CPFF”), which provides a broad backstop for the commercial paper market. The Company currently participates in the Transaction Account Guarantee Program but does not participate in the CPP, the Debt Guarantee Program or the CPFF.
Congress has held hearings on implementation of the CPP and the use of funds and may adopt further legislation impacting financial institutions that obtain funding under the CPP or changing lending practices that legislators believe led to the current economic situation. On January 21, 2009, the U.S. House of Representatives approved legislation amending the Troubled Asset Relief Program (“TARP”) provisions of EESA to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, authorization for U.S. Treasury to have an observer at board meetings of recipient institutions, and stricter executive compensation limitations, among other things. Although it is unclear whether this legislation will be enacted into law, its provisions, or similar ones, may be imposed administratively by the U.S. Treasury. Such provisions, if applied to us, could affect our lending or increase governmental oversight of our businesses and our corporate governance practices.
On February 10, 2009, Treasury Secretary Timothy Geithner in a statement to the Senate Banking Committee Hearing outlined a Financial Stability Plan to restore stability to the U.S. financial system. The

Financial Stability Plan includes a variety of measures aimed at the broader credit markets and includes the creation of a comprehensive housing program to forestall foreclosures and stabilize the residential mortgage market. In addition, on February 11, 2009, the OTS urged OTS-regulated institutions to suspend foreclosures on owner-occupied homes until the Financial Stability Plan’s “home loan modification program” is finalized in the next few weeks. On February 18, 2009, President Obama announced the Administration’s Homeowner Affordability and Stability Plan, or the HASP. The HASP aims to accomplish the following three key objectives: (i) refinance mortgages of up to 4 to 5 million “responsible homeowners” to prevent additional foreclosures; (ii) provide a $75 billion initiative to help up to 3 to 4 million “at-risk homeowners” primarily through the use of uniform loan modifications; and (iii) help keep mortgage rates low by strengthening confidence in Fannie Mae and Freddie Mac. Mortgage lenders may participate in the program on a voluntary basis. Many specifics of the HASP will be announced on March 4, 2009.
On January 27, 2009, the House Judiciary Committee approved H.R. 200, the “Helping Families Save Their Homes in Bankruptcy Act of 2009” (“Bankruptcy Legislation”). The Bankruptcy Legislation would grant a judge the ability to modify the terms of a mortgage for a homeowner in chapter 13 bankruptcy. Under the proposed Bankruptcy Legislation, borrowers would be eligible to have a bankruptcy judge reduce the principal balance on their home loan. If any such borrower resells their home within five years, the borrower will have to share the proceeds with their lender.
There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. In addition, the initiatives of President Obama’s Administration, and the possible enactment of the Bankruptcy Legislation as proposed, combined with the current pace at which foreclosures are proceeding, are likely to result in increased charge-offs as loans go through the foreclosure process, which could materially and adversely affect our financial condition and results of operations.
Changes In Interest Rates Could Adversely Affect Our Results of Operations And Financial Condition. Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed-rate mortgage-related assets that will not reprice as long-term interest rates increase. In contrast, a majority of our interest-bearing liabilities are expected to reprice as interest rates increase. At December 31, 2008, 75.6% of our loans with contractual maturities of greater than one year had fixed rates of interest, and 99.6% of our total loans had contractual maturities of five or more years. Overall, at December 31, 2008, 97.7% of our total interest-earning assets had contractual maturities of more than five years. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A portion of our deposits as of December 31, 2008, including $4.29 billion in interest-bearing demand accounts and money market accounts, have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. As of December 31, 2008, 96.4% of our time deposits will mature within one year. During 2008, we increased our level of borrowed funds, which we believe to be a more cost-effective alternative to time deposits in the prevailing interest rate environment. If we experience a rising interest rate environment where interest rates increase above the interest rate for the borrowings, these borrowings will likely be called at their next call date and our cost to replace these borrowings would likely increase. As of December 31, 2008, 71.9% of our borrowed funds may be called by the lenders within one year. Therefore, in a significantly increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings.

In response to the current economic conditions, the Federal Open Market Committee (the “FOMC”) decreased the overnight lending rate by 400 to 425 basis points during 2008 to a target rate of 0.00% to 0.25% in an attempt to stimulate the housing markets and the overall economy. As a result, short-term market interest rates decreased during 2008. The sharp decline in short-term interest rates during 2008 lowered our deposit and borrowing costs. Longer-term market interest rates also decreased during 2008, but at a slower pace than short-term interest rates and, as a result, the yield curve continued to steepen. Notwithstanding the decrease in long-term market interest rates noted above, mortgage rates maintained a wider credit spread relative to U.S. Treasury securities resulting in higher yields on our mortgage loans. As a result, our net interest rate spread and net interest margin increased during 2008. Recent actions by the Federal Reserve to purchase securities issued by Fannie Mae and Freddie Mac have resulted in a decrease in mortgage rates late in the fourth quarter of 2008 and continuing into January 2009.
We expect the operating environment to remain very challenging as the Federal Reserve Board continues to focus their efforts on the economy and the countervailing factors that could cause deflation. Interest rates will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change.
If the yield curve were to flatten, the spread between our cost of funds and the interest received on our loan and securities portfolios would shrink. The yield curve would begin to flatten in the event that long term interest rates declined or if short term market interest rates were to begin to increase through the actions of the FOMC without a corresponding increase in long term rates. In the case of an inverted yield curve, the cost of funds would be higher than the earnings generated from these portfolios. As a result of the decreased spread from a flat or inverted yield curve, our net interest income would decrease.
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
During 2008, the Federal Reserve announced that they would be purchasing securities issued by Fannie Mae or Freddie Mac to provide these government-sponsored enterprises with a source of liquidity and thereby reduce the interest rates they offer on mortgage loans. While the intent of these actions is to stimulate the housing market, it may also result in additional price competition for mortgage loans which are our primary lending product.
Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. There are large money-center and regional financial institutions operating throughout our market area, and we also face strong competition from other community-based financial institutions. During 2008, financial entities across the spectrum have been affected by the lack of liquidity and continued credit deterioration. As a result, many of our competitors sought to raise liquidity by offering customers premium rates on deposits even as market interest rates decreased. This affects our ability to attract new deposits and to reduce the cost of our deposits as market interest rates decrease.
We May Not Be Able To Successfully Implement Our Plans For Growth. Since our conversion to the mutual holding company form of organization in 1999, we have experienced rapid and significant growth. Our assets have grown from $8.52 billion at December 31, 1999 to $54.15 billion at December 31, 2008. We acquired a significant amount of capital from the second-step conversion, which we have used to continue implementing our growth strategy of building our core banking business by originating and purchasing mortgage loans and funding this growth with customer deposits and borrowings.
We also plan to continue with our de novo branching strategy and will consider expansion opportunities through the acquisition of branches and other financial institutions. There can be no assurance, however, that we will continue to experience such rapid growth, or any growth, in the future. Significant changes in interest rates or the competition we face may make it difficult to attract the level of customer deposits needed to fund our internal growth at projected levels. In addition, we may have difficulty finding suitable sites for de novo branches. Our expansion plans may result in us opening branches in geographic markets in which we have no previous experience, and, therefore, our ability to grow effectively in those markets will be dependent on our ability to identify and retain management personnel familiar with the new markets. Furthermore, any future acquisitions of branches or of other financial institutions would present many challenges associated with integrating merged institutions and expanding operations. There can be no assurance that we will be able to adequately and profitably implement our possible future growth, particularly in the current recession, or that we will not have to incur additional expenditures beyond current projections to support such growth.
We Operate In A Highly Regulated Industry, Which Limits The Manner And Scope Of Our Business Activities. We are subject to extensive supervision, regulation and examination by the Office of Thrift Supervision and by the FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.
We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury under the EESA or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
During 2008, we conducted our business through our two owned executive office buildings located in Paramus, New Jersey, our leased operations center located in Glen Rock, New Jersey, and 127 branch offices. At December 31, 2008, we owned 32 of our locations and leased the remaining 95. Our lease arrangements are typically long-term arrangements with third parties that generally contain several options to renew at the expiration date of the lease.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ended December 31, 2008 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Hudson City Bancorp, Inc. common stock is traded on the Nasdaq Global Market under the symbol “HCBK.” The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information
			Amount
	High	Low	Per Share	Date of Payment

2007
First quarter	14.25	13.11	0.080	March 1, 2007
Second quarter	13.83	12.11	0.080	June 1, 2007
Third quarter	15.66	11.45	0.085	September 3, 2007
Fourth quarter	16.08	14.10	0.085	December 3, 2007

2008
First quarter	18.65	13.28	0.090	March 1, 2008
Second quarter	19.78	16.07	0.110	May 31, 2008
Third quarter	25.05	15.55	0.120	August 29, 2008
Fourth quarter	19.41	14.00	0.130	November 29, 2008
On January 21, 2009, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.14 per common share outstanding that is payable on February 28, 2009 to stockholders of record as of the close of business on February 9, 2009. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.
As the principal asset of Hudson City Bancorp, Hudson City Savings provides the principal source of funds for the payment of dividends by Hudson City Bancorp. Hudson City Savings is subject to certain restrictions that may limit its ability to pay dividends. See “Item 1 — Business - Regulation of Hudson City Savings Bank and Hudson City Bancorp — Federally Chartered Savings Bank Regulation — Limitation on Capital Distributions.”
As of February 18, 2009, there were approximately 30,037 holders of record of Hudson City Bancorp common stock.

The following table reports information regarding repurchases of our common stock during the fourth quarter of 2008 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

October 1-October 31, 2008	—	$—	—	54,973,550
November 1-November 30, 2008	—	—	—	54,973,550
December 1-December 31, 2008	900,000	14.94	900,000	54,073,550

Total	900,000	14.94	900,000

(1)	On June 20, 2006, Hudson City Bancorp announced the adoption of its seventh Stock Repurchase Program, which authorized the repurchase of up to 56,975,000 shares of common stock. This program has no expiration date and has 2,673,550 shares yet to be purchased as of December 31, 2008. On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date and no shares have been purchased pursuant to this program.

Performance Graph
Pursuant to the regulations of the SEC, the graph below compares the performance of Hudson City Bancorp with that of the Standard and Poor’s 500 Stock Index, and for all thrift stocks as reported by SNL Securities L.C. from December 31, 2003 through December 31, 2008. The graph assumes the reinvestment of dividends in all additional shares of the same class of equity securities as those listed below. The index level for all series was set to 100.00 on December 31, 2003.
Hudson City Bancorp, Inc. Total Return Performance

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Hudson City Bancorp, Inc.	100	98	106	124	138	150
SNL Thrift Index	100	111	115	134	81	51
S&P 500 Index	100	111	116	135	142	90

*	Source: SNL Financial LC and Bloomberg Financial Database
There can be no assurance that stock performance will continue in the future with the same or similar trends as those depicted in the graph above.

Item 6. Selected Financial Data.
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

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:
Total assets	$54,145,328	$44,423,971	$35,506,581	$28,075,353	$20,145,981
Total loans	29,418,888	24,192,281	19,083,617	15,062,449	11,363,039
Federal Home Loan Bank of New York stock	865,570	695,351	445,006	226,962	140,000
Investment securities held to maturity	50,086	1,408,501	1,533,969	1,534,216	1,334,249
Investment securities available for sale	3,413,633	2,765,491	4,379,615	3,962,511	1,594,639
Mortgage-backed securities held to maturity	9,572,257	9,565,526	6,925,210	4,389,864	3,755,921
Mortgage-backed securities available for sale	9,915,554	5,005,409	2,404,421	2,520,633	1,620,708
Total cash and cash equivalents	261,811	217,544	182,246	102,259	168,183
Foreclosed real estate, net	15,532	4,055	3,161	1,040	878
Total deposits	18,464,042	15,153,382	13,415,587	11,383,300	11,477,300
Total borrowed funds	30,225,000	24,141,000	16,973,000	11,350,000	7,150,000
Total stockholders’ equity	4,938,796	4,611,307	4,930,256	5,201,476	1,402,884

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Operating Data:
Total interest and dividend income	$2,653,225	$2,127,505	$1,614,843	$1,178,908	$915,058
Total interest expense	1,711,248	1,480,322	1,001,610	616,774	430,066

Net interest income	941,977	647,183	613,233	562,134	484,992
Provision for loan losses	19,500	4,800	—	65	790

Net interest income after provision for loan losses	922,477	642,383	613,233	562,069	484,202

Non-interest income:
Service charges and other income	8,485	7,267	6,287	5,267	5,128
Gains on securities transactions, net	—	6	4	2,740	11,429

Total non-interest income	8,485	7,273	6,291	8,007	16,557

Total non-interest expense	198,076	167,913	158,955	127,703	118,348

Income before income tax expense	732,886	481,743	460,569	442,373	382,411
Income tax expense	287,328	185,885	171,990	166,318	143,145

Net income	$445,558	$295,858	$288,579	$276,055	$239,266

	At or for the Year Ended December 31,
	2008		2007		2006		2005		2004

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.91%		0.74%		0.91%		1.14%		1.29%
Return on average stockholders’ equity	9.36		6.23		5.70		7.52		17.66
Net interest rate spread (1)	1.57		1.11		1.31		1.84		2.43
Net interest margin (2)	1.96		1.65		1.96		2.35		2.66
Non-interest expense to average assets	0.41		0.42		0.50		0.53		0.64
Efficiency ratio (3)	20.84		25.66		25.66		22.40		23.60
Average interest-earning assets to average interest-bearing liabilities	1.11	x	1.14	x	1.20	x	1.20	x	1.09	x

Share and Per Share Data:
Basic earnings per share	$0.92		$0.59		$0.54		$0.49		$0.41
Diluted earnings per share	0.90		0.58		0.53		0.48		0.40
Cash dividends paid per common share	0.45		0.33		0.30		0.27		0.22
Dividend pay-out ratio (4)	48.91%		55.93%		55.56%		54.69%		53.17%
Book value per share (5)	$10.10		$9.55		$9.47		$9.44		$7.85
Tangible book value per share (5)	9.77		9.22		9.15		9.44		7.85
Weighted average number of common shares outstanding:
Basic	484,907,441		499,607,828		536,214,778		567,789,397		576,621,209
Diluted	495,856,156		509,927,433		546,790,604		581,063,426		593,000,573

Capital Ratios:
Average stockholders’ equity to average assets	9.74%		11.93%		16.00%		15.10%		7.29%
Stockholders’ equity to assets	9.12		10.38		13.89		18.53		6.96

Regulatory Capital Ratios of Bank:
Leverage capital	7.99%		9.16%		11.30%		14.68%		6.36%
Total risk-based capital	21.52		24.83		30.99		41.31		17.49

Asset Quality Ratios:
Non-performing loans to total loans	0.74%		0.33%		0.16%		0.13%		0.19%
Non-performing assets to total assets	0.43		0.19		0.09		0.07		0.11
Allowance for loan losses to non-performing loans	22.89		43.75		102.09		141.84		126.44
Allowance for loan losses to total loans	0.17		0.14		0.16		0.18		0.24

Branch and Deposit Data:
Number of deposit accounts	638,951		605,018		580,987		484,956		476,627
Branches	127		119		111		90		85
Average deposits per branch (thousands)	$145,386		$127,339		$120,861		$126,481		$135,027

(1)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(2)	Determined by dividing net interest income by average total interest-earning assets.

(3)	Determined by dividing total non-interest expense by the sum of net interest income and total non-interest income.

(4)	The dividend pay-out ratio for 2004 and 2005 uses per share information that does not reflect the dividend waiver by Hudson City, MHC.

(5)	Computed based on total common shares issued, less treasury shares, unallocated ESOP shares and unvested stock award shares. Tangible book value excludes goodwill and other intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, the prepayment rate on our mortgage-related assets and the calls of our borrowings. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, credit quality, government policies and actions of regulatory authorities. Our results are also affected by the market price of our stock, as the expense of our employee stock ownership plan is related to the current price of our common stock.
During 2008, the national economy continued to falter with particular emphasis on the deterioration of the housing and real estate markets. During 2008, it became widely accepted that the United States economy had entered a recession by the first quarter of 2008. The faltering economy has been marked by contractions in the availability of business and consumer credit, increases in borrowing rates, falling home prices and increasing levels of home foreclosures and unemployment. In response, the FOMC decreased the overnight lending rate by 400 to 425 basis points during 2008 to a target rate of 0.00% to 0.25%. This unprecedented decrease in the overnight lending rate was in response to the continued liquidity crisis in the credit markets as well as an attempt to stimulate the housing markets and the overall economy. As a result, short-term market interest rates decreased during 2008. The sharp decline in short-term interest rates during 2008 lowered our deposit and borrowing costs. Longer-term market interest rates also decreased during 2008, but at a slower pace than short-term interest rates and, as a result, the yield curve continued to steepen. Notwithstanding the decrease in long-term market interest rates noted above, mortgage rates maintained a wider credit spread relative to U.S. Treasury securities resulting in higher yields on our mortgage loans. As a result, our net interest rate spread and net interest margin increased as compared to both the fourth quarter and full year 2007. Recent actions by the Federal Reserve to purchase securities issued by Fannie Mae and Freddie Mac have resulted in a decrease in mortgage rates late in the fourth quarter of 2008 and continuing into January 2009.
The disruption and volatility in the financial and capital markets over the past year has recently reached a crisis level as national and global credit markets ceased to function effectively. Financial entities across the spectrum have been affected by the lack of liquidity and continued credit deterioration. The difficulties in the financial services market have been marked by the failure, near failure or sale at depressed valuations of some of the nation’s largest institutions such as Bear Stearns, Lehman Brothers, Merrill Lynch and Wachovia. Concern for the stability of the banking and financial systems reached a magnitude which has resulted in unprecedented government intervention on a global scale. At a domestic level, on

October 3, 2008, the EESA was signed into law providing for, among other things, $700 billion in funding to the U.S. Treasury to purchase troubled assets from financial institutions. Then, on October 14, 2008, the Treasury, the FRB, and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets. First, the Treasury announced the CPP which allows qualifying financial institutions to sell preferred shares to the Treasury. Second, the FDIC announced the TLGP, enabling the FDIC to temporarily guarantee the senior debt of all FDIC-insured institutions and certain holding companies, as well as fully insure all deposits in non-interest bearing transaction accounts. Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of the CPFF, which provides a broad backstop for the commercial paper market. These actions were intended to restore confidence in the banking system, ease liquidity concerns and stabilize the rapidly deteriorating economy. Eligible institutions were covered under the TLGP at no cost for the first 30 days. Institutions that did not want to continue to participate in one or both parts of the TLGP had to notify the FDIC of their election to opt out on or before December 5, 2008. Institutions that did not opt out will be subject to a fee of 50 to 100 basis points per annum based on the length of maturity of senior unsecured debt issued and a 10 basis point surcharge will be added to the institution’s current insurance assessment for balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. We participated in the TLGP to fully insure all non-interest bearing transaction accounts. We did not participate in any of the other TLGP programs.
Congress has held hearings on implementation of the CPP and the use of funds and may adopt further legislation impacting financial institutions that obtain funding under the CPP or changing lending practices that legislators believe led to the current economic situation. On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of EESA to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, authorization for U.S. Treasury to have an observer at board meetings of recipient institutions, and stricter executive compensation limitations, among other things. Although it is unclear whether this legislation will be enacted into law, its provisions, or similar ones, may be imposed administratively by the U.S. Treasury. Such provisions could affect our lending or increase governmental oversight of our businesses and our corporate governance practices.
On February 10, 2009, Treasury Secretary Timothy Geithner in a statement to the Senate Banking Committee Hearing outlined a Financial Stability Plan to restore stability to the U.S. financial system. In the address, Secretary Geithner discussed the Obama Administration’s strategy to strengthen the U.S. economy by getting credit flowing again to families and businesses, while imposing new measures and conditions to strengthen accountability, oversight and transparency in how taxpayer dollars are spent. The Financial Stability Plan includes: (i) the creation of a public/private partnership to purchase non-performing, illiquid legacy assets from financial institutions; (ii) the creation of a forward-looking supervisory regime, including a financial “stress test” to assist institutions in managing their balance sheets and ensuring adequate capitalization; (iii) the creation of a comprehensive housing program to forestall foreclosures and stabilize the residential mortgage market; (iv) the expansion of the Term Asset-Backed Securities Lending Facility; and (v) the creation of a small business and community lending initiative. However, many of the details of the Financial Stability Plan still have to be developed. On February 11, 2009, the OTS urged OTS-regulated institutions to suspend foreclosures on owner-occupied homes until the Financial Stability Plan’s “home loan modification program” is finalized in the next few weeks.
On January 27, 2008, the House Judiciary Committee approved the Bankruptcy Legislation. The Bankruptcy Legislation would grant a judge the ability to modify the terms of a mortgage for a homeowner in chapter 13 bankruptcy. Under the proposed Bankruptcy Legislation, borrowers would be eligible to have a bankruptcy judge reduce the principal balance on their home loan. If any such borrower resells their home within five years, the borrower will have to share the proceeds with their lender.

We are currently well capitalized and continue to lend in our markets. We did not participate in any of the new programs noted above other than the provisions of the TLGP to fully insure all non-interest bearing customer transaction accounts.
Net income amounted to $445.6 million for 2008, as compared to $295.9 million for 2007. For the year ended December 31, 2008, our return on average assets and average stockholders’ equity were 0.91% and 9.36%, respectively, as compared to 0.74% and 6.23% for 2007. The increases in our return on average equity and average assets are due primarily to the increase in our net income during 2008 as compared to 2007.
Net interest income increased $294.8 million, or 45.6%, to $942.0 million for the 2008 as compared to $647.2 million for 2007. During 2008, our net interest rate spread increased 46 basis points to 1.57% and our net interest margin increased 31 basis points to 1.96% as compared to 2007. The increases in our net interest rate spread and net interest margin were due to a steeper yield curve which allowed us to reduce deposit costs while mortgage yields remained stable.
The provision for loan losses amounted to $19.5 million for 2008 as compared to $4.8 million for 2007. The increase in the provision for loan losses reflects the risks inherent in our loan portfolio due to decreases in real estate values in our lending markets, the increase in non-performing loans, the increase in loan charge-offs, increasing unemployment rates, the current economic conditions and the overall growth of our loan portfolio. Non-performing loans were $217.6 million or 0.74% of total loans at December 31, 2008 as compared to $79.4 million or 0.33% of total loans at December 31, 2007. The increase in non-performing loans reflects the economic recession coupled with the continued deterioration of the housing market. The conditions in the housing market are evidenced by declining house prices, reduced levels of home sales, increasing inventories of houses on the market, and an increase in the length of time houses remain on the market.
Total non-interest expense increased $30.2 million, or 18.0%, to $198.1 million for 2008 from $167.9 million for 2007. The increase is primarily due to a $20.6 million increase in compensation and employee benefits expense and a $5.9 million increase in other non-interest expense. The increases in non-interest expenses were due primarily to various operating expenses related to the growth of our branch network and our increased retail loan production. At December 31, 2008 we had 127 branches as compared to 119 at December 31, 2007.
We have been able to grow our assets by 21.9% to $54.15 billion at December 31, 2008 from $44.42 billion at December 31, 2007, by originating and purchasing mortgage loans and purchasing mortgage-backed securities. Loans increased $5.24 billion to $29.44 billion at December 31, 2008 from $24.20 billion at December 31, 2007. While the residential real estate markets have weakened considerably during the past year, our competitive rates and the decreased lending competition have resulted in increased origination activity.
Total securities increased $4.21 billion to $22.95 billion at December 31, 2008 from $18.74 billion at December 31, 2007. The increase in securities was primarily due to purchases of mortgage-backed and investment securities of $7.18 billion and $2.10 billion, respectively, partially offset by principal collections on mortgage-backed securities of $2.31 billion and calls of investment securities of $2.81 billion.
The increase in our total assets was funded primarily by an increase in borrowings and customer deposits. Borrowed funds increased $6.09 billion to $30.23 billion at December 31, 2008 from $24.14 billion at December 31, 2007. Deposits increased $3.31 billion to $18.46 billion at December 31, 2008 from $15.15 billion at December 31, 2007. The additional borrowed funds were used primarily to fund our asset growth. The increase in deposits was attributable to growth in our time deposits and money market accounts. The increase in these accounts was a result of our competitive pricing strategies that focused on attracting these types of deposits as well as customer preferences for time deposits rather than other types of deposit accounts. In addition, we believe the turmoil in the credit and equity markets has made deposit products in strong financial institutions desirable for many customers.
Comparison of Financial Condition at December 31, 2008 and December 31, 2007
During 2008, our total assets increased $9.73 billion, or 21.9%, to $54.15 billion at December 31, 2008 from $44.42 billion at December 31, 2007.
Loans increased $5.24 billion, or 21.7%, to $29.44 billion at December 31, 2008 from $24.20 billion at December 31, 2007 due primarily to the origination of one-to four- family first mortgage loans in New Jersey, New York and Connecticut and our continued loan purchase activity. For 2008, we originated $5.04 billion and purchased $3.06 billion of loans, compared to originations of $3.35 billion and purchases of $3.97 billion for 2007. The origination and purchases of loans were partially offset by principal repayments of $2.82 billion in 2008 as compared to $2.19 billion for 2007. While the residential real estate markets have deteriorated during the past year, our competitive rates and the decreased mortgage lending competition have resulted in increased retail origination activity for 2008. The overall decrease in the purchase of mortgage loans was due primarily to the continued reduction of activity in the secondary residential mortgage market as a result of the disruption and volatility in the financial and capital marketplaces.
Our first mortgage loan originations and purchases during 2008 were substantially all in one-to four-family mortgage loans. Approximately 58.0% of mortgage loan originations for 2008 were variable-rate loans as compared to approximately 47.0% for 2007. Substantially all purchased mortgage loans during the year ended December 31, 2008 were fixed-rate loans since variable-rate loans available for purchase are typically outside of our defined geographic parameters and include features, such as option ARM’s, that do not meet our underwriting standards. Fixed-rate mortgage loans accounted for 75.7% of our first mortgage loan portfolio at December 31, 2008 and 80.5% at December 31, 2007.
Total mortgage-backed securities increased $4.92 billion to $19.49 billion at December 31, 2008 from $14.57 billion at December 31, 2007. This increase in total mortgage-backed securities resulted from the purchase of $7.18 billion of mortgage-backed securities, all of which were issued by U.S. government-sponsored enterprises. The increase was partially offset by repayments of $2.31 billion. At December 31, 2008, variable-rate mortgage-backed securities accounted for 83.5% of our portfolio compared with 82.3% at December 31, 2007. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since a substantial portion of our loan production consists of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations.
Total investment securities decreased $710.3 million to $3.46 billion at December 31, 2008 as compared to $4.17 billion at December 31, 2007. Investment securities held to maturity decreased $1.36 billion partially offset by a $648.1 million increase in investment securities available for sale. The decrease in total investment securities was the result of calls of held to maturity and available for sale investment securities of $1.36 billion and $1.45 billion, respectively. The calls were partially offset by purchases of investment securities available for sale of $2.10 billion for 2008.

Total cash and cash equivalents increased $44.3 million to $261.8 million at December 31, 2008 as compared to $217.5 million at December 31, 2007. Accrued interest receivable increased $53.9 million, primarily due to increased balances in loans and investments.
Total liabilities increased $9.40 billion, or 23.6%, to $49.21 billion at December 31, 2008 from $39.81 billion at December 31, 2007. The increase in total liabilities primarily reflected a $6.09 billion increase in borrowed funds and a $3.31 billion increase in deposits.
Total deposits amounted to $18.46 billion at December 31, 2008 as compared to $15.15 billion at December 31, 2007. The increase in total deposits reflected a $2.21 billion increase in our time deposits and a $1.14 billion increase in our money market checking accounts. The increase in our time deposits and money market checking accounts reflects our competitive pricing, our branch expansion and customer preference for these types of deposits. At December 31, 2008 we had 127 branches as compared to 119 at December 31, 2007. In addition, we believe that the turmoil in the credit and equity markets has made deposit products in strong financial institutions desirable for many customers.
Borrowings amounted to $30.23 billion at December 31, 2008 as compared to $24.14 billion at December 31, 2007. The increase in borrowed funds was the result of $6.65 billion of new borrowings at a weighted-average rate of 2.99%, partially offset by repayments of $566.0 million with a weighted average rate of 3.05%. The new borrowings primarily have final maturities of ten years and initial reprice dates of one to three years. In addition, we also borrowed $600.0 million with maturities of less than one year. The additional borrowed funds were used primarily to fund our asset growth. Borrowed funds at December 31, 2008 were comprised of $15.13 billion of FHLB advances and $15.10 billion of securities sold under agreements to repurchase.
Substantially all of our borrowed funds are callable at the discretion of the issuer after an initial non-call period. As a result, if interest rates were to decrease, these borrowings would probably not be called and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, these borrowings would likely be called at their next call date and our cost to replace these borrowings would increase. These call features are generally quarterly, after an initial non-call period of three months to five years from the date of borrowing.
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
The Company has two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act. Mortgage-backed securities with an amortized cost of approximately $114.5 million are pledged as collateral for these borrowings. We intend to pursue full recovery of the pledged collateral in accordance with the contractual terms of the repurchase agreements. If full recovery of the collateral does not occur, we will be pursuing a customer claim against the Lehman Brothers, Inc. estate for the $14.5 million difference between the amortized cost of the securities and the amount of the underlying borrowings. There can be no assurances that the final settlement of this transaction will result in the full recovery of the collateral or the full amount of the claim. We have not recognized a loss in our financial statements related to these repurchase agreements.
Due to brokers amounted to $239.1 million at December 31, 2008 as compared to $281.9 million at December 31, 2007. Due to brokers at December 31, 2008 represents securities purchased in the fourth quarter of 2008 with settlement dates in the first quarter of 2009. Other liabilities increased to $278.4 million at December 31, 2008 as compared to $236.4 million at December 31, 2007. The increase is primarily the result of an increase in accrued expenses of $39.5 million and accrued interest payable on borrowings of $23.3 million. These increases were partially offset by a decrease in accrued taxes of $20.3 million. The increase in accrued expenses is due primarily to a $25.4 million increase in accrued pension liabilities that resulted from a decrease in the plan’s funded status primarily as a result of a decrease in the market value of the plan’s assets.
Total shareholders’ equity increased $327.5 million to $4.94 billion at December 31, 2008 from $4.61 billion at December 31, 2007. The increase was primarily due to net income of $445.6 million and a $31.0 million increase in accumulated other comprehensive income, partially offset by cash dividends paid to common shareholders of $218.0 million.
As of December 31, 2008, 54,073,550 shares were available for repurchase under our existing stock repurchase programs. During 2008, we repurchased 1.1 million shares of our outstanding common stock at a total cost of $17.0 million as compared to 40.6 million shares repurchased during 2007 at a total cost of $550.2 million. We repurchased fewer shares in 2008 because we were able to leverage our capital more effectively by growing our balance sheet as the yield curve became steeper.
The accumulated other comprehensive income of $47.7 million at December 31, 2008 includes a $74.6 million after-tax net unrealized gain on securities available for sale ($126.1 million pre-tax) partially offset by a $27.0 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by U.S. government—sponsored enterprises. We do not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. In addition, we do not own any common or preferred stock issued by Fannie Mae or Freddie Mac. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.
At December 31, 2008, our stockholders’ equity to asset ratio was 9.12% compared with 10.38% at December 31, 2007. For 2008, the ratio of average stockholders’ equity to average assets was 9.74% compared with 11.93% for the year 2007. The lower equity-to-assets ratios reflect our strategy to grow assets and pay dividends. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $10.10 at December 31, 2008 and $9.55 at December 31, 2007. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from stockholders’ equity, was $9.77 as of December 31, 2008 and $9.22 at December 31, 2007.

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

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for 2008, 2007, and 2006. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase premiums and discounts that are amortized or accreted to interest income.

	For the Year Ended December 31,
	2008				2007				2006
			Average				Average				Average
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
(Dollars in thousands)
Assets:
Interest-earning assets:
First mortgage loans, net (1)	$26,379,724	$1,523,521	5.78%		$21,208,167	$1,205,461	5.68%		$16,685,920	$932,550	5.59%
Consumer and other loans	422,097	26,184	6.20		431,491	28,247	6.55		316,844	19,698	6.22
Federal funds sold	209,607	4,295	2.05		248,201	12,293	4.95		165,380	8,242	4.98
Mortgage-backed securities, at amortized cost	16,694,279	875,008	5.24		11,391,487	587,905	5.16		8,022,309	381,995	4.76
Federal Home Loan Bank stock	790,305	48,009	6.07		586,021	39,492	6.74		345,870	16,507	4.77
Investment securities, at amortized cost	3,602,206	176,208	4.89		5,358,155	254,107	4.74		5,697,565	255,851	4.49

Total interest-earning assets	48,098,218	2,653,225	5.52		39,223,522	2,127,505	5.42		31,233,888	1,614,843	5.17
Noninterest-earning assets	788,032				621,860				414,084

Total assets	$48,886,250				$39,845,382				$31,647,972

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings accounts	$724,943	5,485	0.76		$775,802	6,330	0.82		$796,410	7,851	0.99
Interest-bearing transaction accounts	1,578,419	48,444	3.07		1,806,203	60,641	3.36		2,734,787	90,936	3.33
Money market accounts	2,227,261	73,180	3.29		1,176,185	47,172	4.01		688,311	20,670	3.00
Time deposits	11,546,958	454,248	3.93		10,005,377	492,793	4.93		7,417,812	316,639	4.27

Total interest-bearing deposits	16,077,581	581,357	3.62		13,763,567	606,936	4.41		11,637,320	436,096	3.75
Repurchase agreements	13,465,540	561,301	4.17		10,305,216	432,852	4.20		8,313,321	316,444	3.81
FHLB advances	13,737,057	568,590	4.14		10,286,869	440,534	4.28		5,977,115	249,070	4.17

Total borrowed funds	27,202,597	1,129,891	4.15		20,592,085	873,386	4.24		14,290,436	565,514	3.96

Total interest-bearing liabilities	43,280,178	1,711,248	3.95		34,355,652	1,480,322	4.31		25,927,756	1,001,610	3.86

Noninterest-bearing liabilities:
Noninterest-bearing deposits	554,584				514,685				462,022
Other noninterest-bearing liabilities	289,930				222,760				195,845

Total noninterest-bearing liabilities	844,514				737,445				657,867

Total liabilities	44,124,692				35,093,097				26,585,623
Stockholders’ equity	4,761,558				4,752,285				5,062,349

Total liabilities and stockholders’ equity	$48,886,250				$39,845,382				$31,647,972

Net interest income		$941,977				$647,183				$613,233

Net interest rate spread (2)			1.57%				1.11%				1.31%
Net interest-earning assets	$4,818,040				$4,867,870				$5,306,132

Net interest margin (3)			1.96%				1.65%				1.96%
Ratio of interest-earning assets to interest-bearing liabilities			1.11	x			1.14	x			1.20	x

(1)	Amount is net of deferred loan costs and allowance for loan losses and includes non-performing loans.

(2)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.

(3)	Determined by dividing net interest income by average total interest-earning assets.

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

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
First mortgage loans, net	$296,643	$21,417	$318,060	$257,608	$15,303	$272,911
Consumer and other loans	(597)	(1,466)	(2,063)	7,455	1,094	8,549
Federal funds sold	(1,677)	(6,321)	(7,998)	4,101	(50)	4,051
Mortgage-backed securities	277,849	9,254	287,103	171,579	34,331	205,910
Federal Home Loan Bank stock	12,737	(4,220)	8,517	14,412	8,573	22,985
Investment securities	(85,698)	7,799	(77,899)	(15,627)	13,883	(1,744)

Total	499,257	26,463	525,720	439,528	73,134	512,662

Interest-bearing liabilities:
Savings accounts	(400)	(445)	(845)	(199)	(1,322)	(1,521)
Interest-bearing transaction accounts	(7,241)	(4,956)	(12,197)	(31,110)	815	(30,295)
Money market accounts	35,760	(9,752)	26,008	17,968	8,534	26,502
Time deposits	69,745	(108,290)	(38,545)	122,066	54,088	176,154
Repurchase agreements	131,568	(3,119)	128,449	81,563	34,845	116,408
FHLB advances	142,921	(14,865)	128,056	184,706	6,758	191,464

Total	372,353	(141,427)	230,926	374,994	103,718	478,712

Net change in net interest income	$126,904	$167,890	$294,794	$64,534	$(30,584)	$33,950

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007
General. Net income was $445.6 million for 2008, an increase of $149.7 million, or 50.6%, as compared to $295.9 million for 2007. Basic and diluted earnings per common share were $0.92 and $0.90, respectively, for 2008, as compared to $0.59 and $0.58, respectively, for 2007. For 2008, our return on average shareholders’ equity was 9.36%, compared with 6.23% for 2007. Our return on average assets for 2008 was 0.91% as compared to 0.74% for 2007. The increase in the return on average equity and assets is primarily due to the increase in net income during 2008.
Interest and Dividend Income. Total interest and dividend income for 2008 increased $525.7 million, or 24.7%, to $2.65 billion as compared to $2.13 billion for 2007. The increase in total interest and dividend income was primarily due to an $8.88 billion, or 22.6%, increase in the average balance of total interest-

earning assets to $48.10 billion for 2008 as compared to $39.22 billion for 2007. The increase in interest and dividend income was also partially due to an increase of 10 basis points in the weighted-average yield on total interest- earning assets to 5.52% for 2008 from 5.42% for 2007.
Interest on first mortgage loans increased $318.1 million to $1.52 billion for 2008 as compared to $1.21 billion for 2007. This was primarily due to a $5.17 billion increase in the average balance of first mortgage loans to $26.38 billion for 2008 as compared to $21.21 billion for 2007. This increase reflected our continued emphasis on the growth of our mortgage loan portfolio. The increase in first mortgage loan interest income was also due to a 10 basis point increase in the weighted-average yield to 5.78%. Notwithstanding the decrease in long-term market interest rates noted above, mortgage rates have remained at a wider spread relative to U.S. Treasury securities resulting in higher yields on mortgage loans.
Interest on consumer and other loans decreased $2.0 million to $26.2 million for 2008 as compared to $28.2 million for 2007. The average balance of consumer and other loans decreased $9.4 million to $422.1 million for 2008 as compared to $431.5 million for 2007 and the average yield earned decreased 35 basis points to 6.20% as compared to 6.55% for the same periods.
Interest on mortgage-backed securities increased $287.1 million to $875.0 million for 2008 as compared to $587.9 million for 2007. This increase was due primarily to a $5.30 billion increase in the average balance of mortgage-backed securities to $16.69 billion during 2008 as compared to $11.39 billion for 2007, and an 8 basis point increase in the weighted-average yield to 5.24%.
The increases in the average balances of mortgage-backed securities were due to purchases of variable-rate mortgage-backed securities as part of our interest rate risk management strategy. Since a substantial portion of our loan production consists of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations while providing a source of cash flow from monthly principal and interest payments. The increase in the weighted average yields for 2008 on mortgage-backed securities is a result of the purchase of new securities during the second half of 2007 and the first half of 2008 when market interest rates were higher than the yield earned on the existing portfolio.
Interest on investment securities decreased $77.9 million to $176.2 million during 2008 as compared to $254.1 million for 2007. This decrease was due primarily to a $1.76 billion decrease in the average balance of investment securities to $3.60 billion for 2008 as compared to $5.36 billion for 2007. The decrease in the average balance of investment securities was due to increased call activity as a result of the decrease in market rates of securities with a shorter duration during 2008. The average yield on investment securities increased 15 basis points to 4.89% during 2008.
Dividends on FHLB stock increased $8.5 million, or 21.5%, to $48.0 million for 2008 as compared to $39.5 million for 2007. This increase was due to a $204.3 million increase in the average balance to $790.3 million for 2008 as compared to $586.0 million for 2007. The increase was partially offset by a 67 basis point decrease in the average yield to 6.07% as compared to 6.74% for 2007.
In January 2009, the FHLB declared a regular quarterly dividend of 1.09% as compared to a 3.50% dividend in the fourth quarter of 2008. As a result of the reduced dividend yield, we recorded dividend income on FHLB stock of $2.3 million in January 2009 as compared to $7.3 million for the fourth quarter of 2008. In January 2009, the FHLB announced that it might declare a supplemental dividend of 1.9% later in the first quarter of 2009. This supplemental dividend was subsequently declared on February 26, 2009. At the present time, we cannot predict the future amount of dividends that the FHLB will pay, the timing of any changes in the dividend yield or whether the FHLB will continue to pay dividends for the foreseeable future.

Interest Expense. Total interest expense for 2008 increased $230.9 million, or 15.6%, to $1.71 billion as compared to $1.48 billion for 2007. This increase was primarily due to an $8.92 billion, or 26.0%, increase in the average balance of total interest-bearing liabilities to $43.28 billion for 2008 compared with $34.36 billion for 2007. The increase in the average balance of total interest-bearing liabilities was partially offset by a 36 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 3.95% for 2008 compared with 4.31% for 2007.
Interest expense on our time deposit accounts decreased $38.6 million to $454.2 million for 2008 as compared to $492.8 million for 2007. This decrease was due primarily to a decrease of 100 basis points in the weighted-average cost to 3.93%. This decrease was partially offset by a $1.54 billion increase in the average balance of time deposit accounts to $11.55 billion for 2008 from $10.01 billion for 2007. Interest expense on money market accounts increased $26.0 million to $73.2 million for 2008 as compared to $47.2 million for 2007. This increase was due to a $1.05 billion increase in the average balance to $2.23 billion, partially offset by a 72 basis point decrease in the weighted-average cost to 3.29%. The increase in our time deposits and money market checking accounts reflects our competitive pricing, our branch expansion and customer preference for short-term deposit products. In addition, the turmoil in the credit and equity markets has made deposit products in strong financial institutions desirable for many customers.
Interest expense on our interest-bearing transaction accounts decreased $12.2 million to $48.4 million for 2008 as compared to $60.6 million for 2007. This decrease was primarily due to a $227.8 million decrease in the average balance to $1.58 billion and a 29 basis point decrease in the average cost to 3.07%. The decrease in the average balance reflects customer preferences for short-term time and money market deposit products.
Interest expense on borrowed funds increased $256.5 million to $1.13 billion as compared to $873.4 million for 2007 primarily due to a $6.61 billion increase in the average balance of borrowed funds to $27.20 billion as compared to $20.59 billion for 2007. The weighted average cost of borrowed funds decreased 9 basis points to 4.15% for 2008 as compared to 4.24% for 2007.
Borrowed funds were used to fund a significant portion of the growth in interest-earning assets. The decrease in the average cost of borrowings during 2008 reflected new borrowings in 2008, when market interest rates were lower than existing borrowings and borrowings that were called. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. We anticipate that none of the borrowings will be called in 2009 assuming that market interest rates remain at current levels.
Net Interest Income. Net interest income increased $294.8 million, or 45.6%, to $942.0 million for 2008 as compared with $647.2 million for 2007. Our net interest rate spread increased 46 basis points to 1.57% for 2008 from 1.11% for 2007. Our net interest margin increased 31 basis points to 1.96% from 1.65% for the same respective periods.
The increase in our net interest margin and net interest rate spread was primarily due to the increase in the weighted-average yield on interest-earning assets and a decrease in the weighted-average cost of interest-bearing liabilities. The decreases in market interest rates that began during the second half of 2007 and continued through 2008 allowed us to lower the cost of our deposits while the yields on our mortgage-related assets remained stable. As a result, our net interest rate margin and net interest rate spread increased during 2008.

Provision for Loan Losses. The provision for loan losses amounted to $19.5 million for 2008 as compared to $4.8 million for 2007. The allowance for loan losses amounted to $49.8 million and $34.7 million at December 31, 2008 and 2007, respectively. We recorded our provision for loan losses during 2008 based on our allowance for loan losses methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, which increased to $217.6 million at December 31, 2008 as compared to $79.4 million at December 31, 2007. The higher provision for loan losses during 2008 reflects the risks inherent in our loan portfolio due to weakening real estate markets, the increases in non-performing loans and net charge-offs and the overall growth in the loan portfolio. See “Critical Accounting Policies — Allowance for Loan Losses.”
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
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with original loan-to-value ratios of less than 80%. The average loan-to-value ratio of our 2008 first mortgage loan originations and our total first mortgage loan portfolio was 60% and 61%, respectively using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2008, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, deteriorated during 2007 and 2008 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. In addition, general economic conditions in the United States have also worsened and entered a recession by the first quarter of 2008. We considered these trends in economic and market conditions in determining the provision for loan losses also taking into account the continued growth of our loan portfolio.
We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina. At December 31, 2008, approximately 69.7% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania accounted for 5.5%, 4.3%, 4.2%, 3.0%, 1.8%, 1.7% and 1.5%, respectively of total loans. The remaining 8.3% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. With respect to our non-performing loans, approximately 65.3% are in the New York metropolitan area and 4.2%, 3.5%, 5.4%, 2.7%, 3.8%, 3.7% and 1.5% are located in the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania,

respectively. The remaining 9.9% of our non-performing loans are secured by real estate primarily in the remainder of the Northeast quadrant of the United States.
During 2008, the fallout from the sub-prime mortgage market continued and the national economy entered a recession with particular emphasis on the deterioration of the housing and real estate markets. The faltering economy has been marked by contractions in the availability of business and consumer credit, increases in corporate borrowing rates, falling home prices, increasing home foreclosures and unemployment. As a result, the financial, capital and credit markets are experiencing significant adverse conditions. These conditions have caused significant deterioration in the activity of the secondary residential mortgage market and a lack of available liquidity. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing market. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We determined the provision for loan losses for 2008 based on our evaluation of the foregoing factors, the growth of the loan portfolio, the recent increases in non-performing loans and net loan charge-offs and expected growth in non-performing loans. As always, we continue to adhere to prudent underwriting standards.
At December 31, 2008, first mortgage loans secured by one-to four-family properties accounted for 98.4% of total loans. Fixed-rate mortgage loans represent 75.7% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans.
Non-performing loans amounted to $217.6 million at December 31, 2008 as compared to $79.4 million at December 31, 2007. Non-performing loans at December 31, 2008 included $207.0 million of one- to four-family first mortgage loans as compared to $75.8 million at December 31, 2007. The ratio of non-performing loans to total loans was 0.74% at December 31, 2008 compared with 0.33% at December 31, 2007. The allowance for loan losses as a percent of total loans and non-performing loans was 0.17% and 22.89%, respectively at December 31, 2008 as compared to 0.14% and 43.75%, respectively at December 31, 2007. Loans delinquent 60 to 89 days amounted to $104.7 million at December 31, 2008 as compared to $40.6 million at December 31, 2007. Foreclosed real estate amounted to $15.5 million at December 31, 2008 as compared to $4.1 million at December 31, 2007. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. At December 31, 2008, our non-performing mortgage loans had an average loan-to-value ratio of approximately 68.3% based on the appraised value at the time of origination. Due to the steady deterioration of real estate values, the loan-to-value ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. In January 2009, our non-performing loans increased by $37.0 million to $254.6 million.
Net charge-offs amounted to $4.4 million for 2008 as compared to net charge-offs of $684,000 for 2007. The increase in charge-offs was primarily related to non-performing residential loans for which current appraised values indicated declines in the value of the underlying collateral. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Typically, as a non-performing loan approaches foreclosure, the borrower will sell the underlying property or, if there is a subordinated lien eliminating the borrower’s equity, the subordinated lien holder would purchase the property to protect its interest resulting in the full payment of principal and interest to Hudson City Savings. In normal markets this process takes 6 to 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 18 to

24 months from the initial non-performing period. As real estate prices continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to monitor closely the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.
At December 31, 2008 and 2007, commercial and construction loans evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” amounted to $9.5 million and $3.5 million, respectively. Based on this evaluation, we established an allowance for loan losses of $818,000 for loans classified as impaired at December 31, 2008 compared to $268,000 at December 31, 2007.
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
Non-Interest Income. Total non-interest income was $8.5 million for 2008 compared with $7.3 million for 2007. The increase in non-interest income is primarily due to an increase in service charges on deposits as a result of deposit account growth.
Non-Interest Expense. Total non-interest expense increased $30.2 million, or 18.0%, for the year ended December 31, 2008 to $198.1 million compared with $167.9 million during 2007. The increase is primarily due to a $20.6 million increase in compensation and employee benefits expense, a $2.6 million increase in Federal deposit insurance expense and a $5.9 million increase in other non-interest expense. The increase in compensation and employee benefits expense included an $8.4 million increase in expense related to our employee stock ownership plan primarily as a result of increases in our stock price, a $6.3 million increase in compensation costs, due primarily to normal increases in salary and additional full time employees for our new branches, and a $2.3 million increase in stock option plan expense. The increase in the Federal deposit insurance expense is the result of an assessment credit that was used to offset 100% of our 2007 deposit insurance assessment of $7.3 million. During 2008, we used the remaining assessment credit of $5.1 million to offset a portion of our 2008 deposit insurance. Included in other non-interest expense for the year ended December 31, 2008 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate, of $1.3 million as compared to $112,000 for 2007.
The FDIC has adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points (annualized) for the first quarter of 2009. The FDIC has also proposed changes to take effect beginning in the second quarter of 2009, resulting is an insurance assessment at $2.1 million for the first quarter of 2009. Under the proposed plan the initial base assessment rates will range from 10 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. For Hudson City Savings Bank, our total assessment rate would be 18 basis points based on the proposed rule. The increased deposit insurance premiums will result in a significant increase in our non-interest expense. See — “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

Our efficiency ratio was 20.84% for 2008 as compared to 25.66% for the year ended December 31, 2007. Our ratio of non-interest expense to average total assets for 2008 was 0.41% as compared to 0.42% for 2007.
Income Taxes. Income tax expense amounted to $287.3 million for 2008 compared with $185.9 million for 2007. Our effective tax rate for 2008 was 39.21% compared with 38.59% for 2007.
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
Provision for Loan Losses. The provision for loan losses amounted to $4.8 million for the year 2007. We did not record a provision for loan losses for 2006. The allowance for loan losses amounted to $34.7 million and $30.6 million at December 31, 2007 and 2006, respectively. We recorded our provision for loan losses during 2007 based on our allowance for loan losses methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, which increased to $79.4 million at December 31, 2007 as compared to $30.0 million at December 31, 2006. See “Critical Accounting Policies — Allowance for Loan Losses”.
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

Non-performing loans amounted to $79.4 million at December 31, 2007 as compared to $30.0 million at December 31, 2006. Non-performing loans at December 31, 2007 included $77.8 million of one- to four-family first mortgage loans as compared to $25.7 million at December 31, 2006. The ratio of non-performing loans to total loans was 0.33% at December 31, 2007 compared with 0.16% at December 31, 2006. The ratio of the allowance for loan losses to non-performing loans was 43.75% at December 31, 2007 compared with 102.09% at December 31, 2006. The allowance for loan losses as a percent of total loans was 0.14% at December 31, 2007 compared with 0.16% at December 31, 2006. Net charge-offs amounted to $684,000 for 2007 as compared to $76,000 for 2006. The increase in charge-offs was related to non-performing residential loans for which appraised values indicated declines in the value of the underlying collateral. See “Item 1- Business — Asset Quality.”
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
Non-Interest Expense. Total non-interest expense increased $8.9 million, or 5.6%, to $167.9 million for 2007 from $159.0 million for 2006. The increase is primarily due to a $4.6 million increase in net occupancy expense and a $3.2 million increase in compensation and benefits expense. The increase in compensation and benefits expense was due to an increase of $5.7 million in salary expense, a $5.6 million increase in stock benefit plan expense and an $8.4 million decrease in expense related to the ESOP Restoration Plan. The increase in salary expense was due primarily to an increase in the number of employees to staff our new branches as well as normal salary increases. The increase in stock benefit plan expense was primarily due to stock option grants which were made during 2007 and the 2006 option grants which were made in July 2006. During 2007, two former executives ceased to participate in the ESOP Restoration Plan, resulting in the decreased expense related to the plan. The increase in net occupancy expense and other non-interest expense is primarily the result of our branch expansion, including the addition of 14 branches from the Sound Federal acquisition in July 2006 as well as growth in the existing franchise. Our efficiency ratio was 25.66% for each of the years ended December 31, 2007 and 2006. Our ratio of non-interest expense to average total assets for 2007 was 0.42% as compared to 0.50% for 2006.
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
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $5.04 billion and purchased $3.06 billion of loans during 2008 as compared to $3.35 billion and $3.97 billion during 2007. While the residential real estate markets have slowed during the past year, our competitive rates and the decreased mortgage lending competition have resulted in increased origination production for 2008. The decrease in the purchases of mortgage loans during 2008 was due primarily to the continued reduction of activity in the secondary residential mortgage market as a result of the disruption and volatility in the financial and capital marketplaces. At December 31, 2008, commitments to originate and purchase mortgage loans amounted to $337.6 million and $219.1 million, respectively as compared to $198.3 million and $669.0 million, respectively at December 31, 2007.
Purchases of mortgage-backed securities during 2008 were $7.18 billion as compared to $6.83 billion during 2007. The increase in the purchases of mortgage-backed securities reflects the growth initiatives we have employed in recent periods as well as our interest rate risk management strategy. We purchased $2.10 billion of investment securities during 2008 as compared to $2.15 billion during 2007. Proceeds from the calls of investment securities amounted to $2.81 billion during 2008 as compared to $3.95 billion for in 2007.
During 2008, principal repayments on loans totaled $2.82 billion as compared to $2.19 billion for the 2007. Principal payments on mortgage-backed securities amounted to $2.31 billion and $1.91 billion for those same respective periods. These increases in principal repayments were due primarily to the growth of the loan and mortgage-backed securities portfolios.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During 2008, we purchased a net additional $170.2 million of FHLB common stock compared with net purchases of $250.3 million during 2007.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $3.31 billion during 2008 as compared to an increase of $1.73 billion for 2007. These increases reflect our growth strategy and competitive pricing. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the turmoil in the credit and equity markets during 2008 has made deposit products in strong financial institutions desirable for many customers. Time deposits scheduled to mature within one year were $12.48 billion at December 31, 2008. These time deposits have a weighted average rate of 3.61%. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing interest rate.

We also used wholesale borrowings to fund our investing and financing activities. New borrowings totaled $6.65 billion, partially offset by $566.0 million in principal repayments of borrowed funds. At December 31, 2008, we had $21.13 billion of borrowed funds with a weighted-average rate of 4.17% and with call dates within one year. We anticipate that none of these borrowings will be called assuming current market interest rates remain stable. However, in the event borrowings are called, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or using funds generated by deposit growth. In addition, we had $600.0 million of borrowings with a weighted average rate of 2.02% that are scheduled to mature within one year.
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
We have elected not to participate in the FDIC’s Debt Guarantee Program which permits the FDIC to guarantee certain newly issued senior unsecured debt prior to June 30, 2009. The FDIC announced that it will soon propose rule changes to the TLGP to extend the maturity of the guarantee from three to up to 10 years where the debt is supported by collateral and the issuance supports new consumer lending. Until the details of this extended program are finalized and published, we cannot determine to what extent, if any, we would participate in this program. The FDIC guaranty would be backed by the full faith and credit of the United States of America. We have no plans to issue senior debt; however, the availability of the FDIC guaranty would be expected to enhance our ability to generate additional liquidity should we decide to issue senior debt in the future. Additionally, we have elected not to participate in the CPP.
Cash dividends paid during 2008 were $218.0 million. During 2008, we purchased 1,124,262 shares of our common stock at an aggregate cost of $17.0 million. At December 31, 2008, there remained 54,073,550 shares available for purchase under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During 2008, Hudson City Bancorp received $288.4 million in dividend payments from Hudson City Savings. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. At December 31, 2008, Hudson City Bancorp had total cash and due from banks of $205.8 million.
At December 31, 2008, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 7.99%, 7.99% and 21.52%, respectively.

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
The following table summarizes contractual obligations of Hudson City by contractual payment period, as of December 31, 2008.

	Payments Due By Period
		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)

Mortgage loan originations	$337,590	$337,590	$—	$—	$—
Mortgage loan purchases	219,117	219,117	—	—	—
Mortgage-backed security purchases	516,000	516,000	—	—	—
Operating leases	149,776	8,404	17,311	16,925	107,136

Total	$1,222,483	$1,081,111	$17,311	$16,925	$107,136

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, overdraft and commercial/construction lines of credit, which do not have fixed expiration dates, of approximately $134.4 million, $3.0 million, and $15.2 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.
Recent Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether such instruments are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of the FSP. Early application is not permitted. FSP No. EITF 03-6-1 is not expected to have a material impact on our computation of EPS.

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
In January 2009, the FASB issued FSP No. EITF 99-20-1 which amends the guidance in Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in SFAS No. 115, FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, SEC Staff Accounting Bulletin (“SAB”) Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, and other related literature. This FSP was effective for interim and annual reporting periods ending after December 15, 2008, and should be applied prospectively. Retrospective application to a prior interim or annual reporting period was not permitted. FSP No. EITF 99-20-1 did not have any affect on our financial condition, results of operations or financial statement disclosures.
In January 2009, the FASB proposed Staff Position, or FSP FAS 107-b and APB 28-a. This proposed FSP would amend the disclosure requirements in SFAS No.107, “Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP would also amend APB No. 28, “Interim Financial Reporting”, to require such disclosures in all interim financial statements. The proposed FSP would require an entity to disclose in the body or in the accompanying notes of its interim financial statements and its annual financial statements the fair value of all financial instruments, whether recognized or not recognized in the statements of financial position, as required by SFAS No. 107. Fair value information disclosed in the interim period notes would be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statements of financial position. An entity would also disclose the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-b and APB 28-a would be effective for interim and annual reporting periods ending after March 15, 2009.

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
Critical Accounting Policies
We have identified the accounting policies below as critical to understanding our financial results. In addition, Note 1 to the Audited Consolidated Financial Statements in Item 8 of this report contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the measurement of stock-based compensation expense and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could causereported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.
Allowance for Loan Losses
The allowance for loan losses has been determined in accordance with GAAP, under which we are required to maintain an adequate allowance for loan losses at December 31, 2008. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2008. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At December 31, 2008, approximately 69.7% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania accounted for 5.5%, 4.3%, 4.2%, 3.0%, 1.8%, 1.7%, and 1.5%, respectively of total loans. The remaining 8.3% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the depth of the U.S. recession, unemployment, interest rates in the markets we lend and a continuing decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the allowance for loan losses.

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
We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review as described above. We apply this process and methodology in a consistent manner and we reassess and modify the estimation methods and assumptions used in response to changing conditions. Such changes, if any, are approved by our Asset Quality Committee each quarter.
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
We believe that we have established and maintained the allowance for loan losses at adequate levels. Additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Risk Factors — The Geographic Concentration Of Our Loan Portfolio And Lending Activities Makes Us Vulnerable To A Downturn in The Economy.”
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
Pension and Other Post-retirement Benefit Assumptions
Non-contributory retirement and post-retirement defined benefit plans are maintained for certain employees, including retired employees hired on or before July 31, 2005 who have met other eligibility requirements of the plans. We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — An Amendment of FASB Statements Nos. 87, 88, 106, and 132R” as of December 31, 2006. This statement requires an employer to: (a) recognize in its statement of financial condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial condition became effective for the Company on December 31, 2008. We have historically used our fiscal year-end as the measurement date for plan assets and benefit obligations and therefore the measurement date provisions of SFAS No. 158 did not affect us.
We provide our actuary with certain rate assumptions used in measuring our benefit obligation. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s bond indices, for reasonableness. A discount rate of 5.75% was selected for the December 31, 2008 measurement date and the 2009 expense calculation.
For our pension plan, we also assumed a rate of salary increase of 4.00% for future periods. This rate is comparable to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.25% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was a net loss of 28.2% for 2008. The assumed return on plan assets of 8.25% is based on expected returns in future periods. Our net loss on plan assets during 2008 is a result of the current economic recession and conditions in the equity and credit markets. There can be no assurances with respect to actual return on plan assets in the future. We continually review and evaluate all actuarial assumptions affecting the pension plan, including assumed return on assets.
For our post-retirement benefit plan, the assumed health care cost trend rate used to measure the expected cost of other benefits for 2008 was 9.00%. The rate was assumed to decrease gradually to 4.75% for 2016 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level.
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
The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. During 2008, the national economy continued to falter with particular emphasis on the deterioration of the housing and real estate markets. During the fourth quarter of 2008, it became widely accepted that the United States economy had entered a recession by the first quarter of 2008. The faltering economy has been marked by contractions in the availability of business and consumer credit, increases in borrowing rates, falling home prices and increasing levels of home foreclosures and unemployment. In response, the FOMC decreased the overnight lending rate by 400 to 425 basis points during 2008 to a target rate of 0.00% to 0.25%. This unprecedented decrease in the overnight lending rate was in response to the continued liquidity crisis in the credit markets as well as an attempt to stimulate the housing markets and the overall economy. As a result, short-term market interest rates decreased during 2008. The sharp decline in short-term interest rates during 2008 lowered our deposit and borrowing costs. Longer-term market interest rates also decreased during 2008, but at a slower pace than short-term interest rates and, as a result, the yield curve continued to steepen. Notwithstanding the decrease in long-term market interest rates noted above, mortgage rates maintained a wider credit spread relative to U.S. Treasury securities resulting in higher yields on our mortgage loans. As a result, our net interest rate spread and net interest margin increased as compared to both the fourth quarter and full year 2007. Recent actions by the Federal Reserve to purchase securities issued by Fannie Mae and Freddie Mac have resulted in a decrease in mortgage rates late in the fourth quarter of 2008 and continuing into January 2009.
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
Our borrowings have traditionally consisted of structured callable borrowings with ten year final maturities and initial non-call periods of one to five years. During the current period of credit instability we have not been able to borrow in this manner. We believe that we will continue to be able to borrow from the same institutions as in the past, but structured callable borrowings may not be as readily available as they were. In order to fund our growth and provide for our liquidity we may need to borrow short-term, that is, borrowings with three to twelve month maturities. These borrowings are typically at lower interest rates than longer-term callable borrowings and, as a result, may decrease our borrowing costs. However, using short-term borrowings may increase our interest rate risk, especially if market interest rates were to increase. While we will utilize these short-term borrowings while the current conditions exist in the credit markets, we intend to use structured callable borrowings when these types of borrowings become available.
Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have been relatively stable during 2008 despite the decreases in market interest rates. We believe the lack of acceleration of the prepayment rate on these assets reflected the limited availability of credit during this time.
Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rate, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. During the first three months of 2008 we saw an increase in call activity on our investment securities as market interest rates decreased. This call activity decreased during the last nine months of 2008 as rates began to stabilize and substantially all of the securities held by us were not callable during this time period. The securities purchased during the first quarter of 2008 to replace those securities that were called were reinvested at similar interest rates by purchasing securities with longer maturities and initial non-call periods.
The likelihood of a borrowing being called is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be called. The level of call activity generally affects the cost of our borrowed funds, as the call of a borrowing would generally necessitate the re-borrowing of the funds at the higher current market interest rate. During 2008 we experienced limited call activity due to the decrease of market interest rates.

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
Historically, our lending activities have emphasized one- to four-family fixed-rate first and second mortgage loans, while purchasing variable-rate or hybrid mortgage-backed securities to offset our predominantly fixed-rate loan portfolio. In the past several years, we have originated and purchased a larger percentage of variable-rate mortgage-related assets in order to better manage our interest rate risk. Variable-rate mortgage-related assets include those loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. These variable-rate instruments are more rate-sensitive, given the potential interest rate adjustment, than the long-term fixed-rate loans that we have traditionally held in our portfolio. This growth in variable-rate mortgage-related assets has helped reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned on the mortgage loan will increase as prevailing market rates increase. However, this strategy to originate a higher percentage of variable-rate instruments may have an adverse impact on our net interest income and net interest margin in the short-term, as variable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments.
Variable-rate products constituted 58.3% of loan originations, 9.5% of loan purchases and 87.4% of mortgage-backed security purchases made during 2008. In aggregate, 62.1% of our mortgage-related asset originations and purchases had variable rates. Of the growth in our total mortgage-related assets, 66.2% was due to growth in our variable-rate products. In 2009, we intend to originate and purchase similar percentages to 2008 of variable-rate mortgage-related assets. The strategy to originate and purchase a larger percentage of variable-rate assets has lowered our percentage of fixed-rate interest-earning assets to total interest-earning assets to 48.2% at December 31, 2008 from 54.1% at December 31, 2007. Notwithstanding the decrease in the percentage of fixed-rate interest-earning assets to total interest-earning assets, our fixed-rate interest earning assets may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and callable borrowed funds. The current prevailing interest rate environment and the desires of our customers have resulted in a demand for long-term hybrid and fixed-rate mortgage loans. The origination and purchase of these types of mortgage loans may have an adverse impact on our net interest income, particularly in a rising interest rate environment.
Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The borrowings have been generally long-term to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk. These long-term borrowings have call options that could shorten their maturities in a changing interest rate environment. If we experience a significant rising interest rate environment where interest rates increase above the interest rate for the borrowings, these borrowings will likely be called at their next call date and our cost to replace these borrowings would likely increase. Of our borrowings outstanding at December 31, 2008, $29.63 billion were structured callable borrowings. Of these, $21.73 billion with a weighted-average rate of 4.17% have the contractual right to be called within the next twelve months. Given the current market rate environment, we believe none of these borrowings will be called during the next twelve months.
In the current market environment we have borrowed for shorter terms, generally for periods of three to twelve months. These shorter-term borrowings are typically at lower interest rates than the longer-term callable borrowings and, as a result, may decrease our borrowing costs. However, using short-term borrowings may increase our interest rate risk, especially if market interest rates were to increase. While we will utilize these short-term borrowings while the current conditions exist in the credit markets, we intend to use structured callable borrowings when these types of borrowings become more readily available. As of December 31, 2008, we had $600.0 million of borrowings with terms to maturity of less than one year.
Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Our real estate loan portfolio, the majority of which is located in New Jersey, New York and Connecticut, is subject to risks associated with the local economy. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the year 2008 and did not have any such hedging transactions in place at December 31, 2008.
Cash Flow Determination. In preparing the following analyses, we were required to estimate the future cash flows of our interest-earning assets and interest-bearing liabilities. These items are generally reported at their maturity date, subject to assumptions regarding prepayment rates, non-maturity deposit decay rates, and the call of certain of our investment securities and borrowed funds. These assumptions can have a significant impact on the simulation model. While we believe our assumptions are reasonable, there can be no assurance that assumed prepayment rates, assumed calls of securities and borrowed funds, and deposit decay rates will approximate actual future cash flows. Increases in market interest rates may tend to reduce prepayment speeds on our mortgage-related assets, as fewer borrowers refinance their loans, and reduce the anticipated calls of our investment securities. At the same time, deposit decay rates and calls of our borrowed funds may tend to increase. If these trends occur, we could experience larger negative percent changes in our model results in the varying rate shock scenarios.
The information presented in the following tables is based on the following assumptions:
•	we assumed an annual prepayment rate for fixed-rate first mortgage loans using the FHLMC fixed-rate index of moderately seasoned loans and an annual prepayment rate for variable-rate first mortgage loans using the FHLMC five year balloon index of new loans;

•	we assumed an annual prepayment rate for our mortgage-backed securities using the prepayment rate associated with the security type;

•	for savings accounts that had no stated maturity, we used decay rates (the assumed rate at which the balance of existing accounts would decline) of: 7.5% in less than six months, 7.5% in six months to one year, 10.0% in one year to two years, 10.0% in two years to three years, 25.0% in three years to five years, and 40.0% in more than five years;

•	for our High Value Checking product, which is included in interest-bearing transaction accounts, we used decay rates of: 10.0% in less than six months, 10.0% in six months to one year, 15% in one to two years, 15% in two to three years, 25% in three to five years, and 25% in more than five years;

•	for other interest-bearing transaction accounts that had no stated maturity, we used decay rates of : 7.5% in less than six months, 7.5% in six months to one year, 10.0% in one to two years, 10.0% in two to three years, 25.0% in three years to five years, and 40.0% in more than five years;

•	for money market accounts that had no stated maturity, we used decay rates of: 10.0% in less than six months, 10.0% in six months to one year, 20.0% in one to two years, 20.0% in two to three years, 35.0% in three years to five years, and 5.0% in more than five years;

•	callable investment securities are shown at the earlier of their probable call date, maturity date or the next rate adjustment date (step-up securities); the model assumed calls of investment securities of $975.0 million over the next year in the current (zero basis point) change scenario; we currently hold $3.25 billion of step-up bonds, of which $950.0 million were reported at their next call date; and

•	borrowed funds are shown at the earlier of their probable call date or maturity date given the rate of the instrument in relation to the current market rate environment and the call option frequency; the model assumed there were no calls of borrowed funds over the next year in the current (zero basis point) change scenario.
Simulation Model. We use a simulation model as our primary means to calculate and monitor the interest rate risk inherent in our portfolio. This model reports net interest income and the present value of equity in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. We assume maturing or called instruments are reinvested into the same type of product, with the rate earned or paid reset to our currently offered rate for loans and deposits, or the current market rate for securities and borrowed funds. We have not reported the minus 200 basis point or minus 100 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historical interest rate levels, the resulting information would not be meaningful.
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

The following table reports the changes to our net interest income assuming 100 and 200 basis point increases in interest rates. Our internal policy sets a maximum change of 40.0% given a positive 200 basis point interest rate shock.

Change in	Percent Change in
Interest Rates	Net Interest Income

(Basis points)

200	(2.83)%
100	0.98
The preceding table indicates that at December 31, 2008, in the event of a 200 basis point increase in interest rates, we would expect to experience a 2.83% decrease in net interest income as compared to an 11.01% decrease at December 31, 2007. This 2.83% decrease to net interest income reflects the anticipated calls of borrowed funds in the 200 basis point increase scenario and an increase in expense on our short-term time deposits in both increasing interest rate scenarios.
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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2008. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 6.00% and a minimum present value ratio of 4.00% in the plus 200 basis point interest rate shock scenario. Additionally, our current policy sets a maximum basis point change in the plus 200 basis point change scenario of 400 basis points.

	Present Value of Equity
	As Percent of Present
	Value of Assets
Change in	Present	Basis Point
Interest Rates	Value Ratio	Change

(Basis points)
200	3.84%	8
100	4.74	98
0	3.76	—

In the 200 basis point increase scenario, the present value ratio was 3.84% at December 31, 2008 as compared to 6.55% at December 31, 2007. The change in the present value ratio was positive 8 basis points at December 31, 2008 as compared to a negative 290 basis points at December 31, 2007. The current low market interest rate environment has caused an increase in the estimated prepayment speeds and calls on our assets, while extending our callable borrowings to near maturity in the base case. The slight increase of the present value ratio in the 200 basis point increase scenario of 8 basis points from the 3.76% present value ratio in the base case scenario reflects this low market interest rate environment and the extent to which market rates can increase without significant change to our present value of equity. At December 31, 2008 the present value of equity is below our Board established limit, due primarily to the extraordinarily low market interest rates that existed at that time.
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
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. For purposes of this table, assumptions used in decay rates and prepayment activity are similar to those used in the preparation of our simulation model. Callable investment securities and borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity or rate reset date. We reported $975.0 million of investment securities at their anticipated call date. We did not report any of our callable borrowed funds at their next call date. We have excluded non-accrual mortgage loans of $210.1 million and non-accrual other loans of $626,000 from the table.

	At December 31, 2008
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$1,842,671	$1,935,167	$3,784,803	$2,974,254	$4,035,226	$14,251,899	$28,824,020
Consumer and other loans	102,599	2,284	19,792	3,496	13,516	242,485	384,172
Federal funds sold	76,896	—	—	—	—	—	76,896
Mortgage-backed securities	2,043,739	1,840,592	3,734,031	4,592,093	4,857,988	2,419,368	19,487,811
FHLB stock	865,570	—	—	—	—	—	865,570
Investment securities	982,384	500,000	900,105	—	973,176	108,054	3,463,719

Total interest-earning assets	5,913,859	4,278,043	8,438,731	7,569,843	9,879,906	17,021,806	53,102,188

Interest-bearing liabilities:
Savings accounts	53,431	53,432	71,242	71,242	178,105	284,968	712,420
Interest-bearing demand accounts	153,617	153,617	228,545	228,545	393,443	416,004	1,573,771
Money market accounts	271,643	271,643	543,286	543,286	950,750	135,821	2,716,429
Time deposits	11,484,211	992,747	400,646	31,677	37,945	—	12,947,226
Borrowed funds	550,000	50,000	300,000	250,000	350,000	28,725,000	30,225,000

Total interest-bearing liabilities	12,512,902	1,521,439	1,543,719	1,124,750	1,910,243	29,561,793	48,174,846

Interest rate sensitivity gap	$(6,599,043)	$2,756,604	$6,895,012	$6,445,093	$7,969,663	$(12,539,987)	$4,927,342

Cumulative interest rate sensitivity gap	$(6,599,043)	$(3,842,439)	$3,052,573	$9,497,666	$17,467,329	$4,927,342

Cumulative interest rate sensitivity gap as a percent of total assets	(12.18)%	(7.09)%	5.64%	17.54%	32.25%	9.10%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	47.26%	72.62%	119.60%	156.86%	193.84%	110.23%
The cumulative one-year gap as a percent of total assets was negative 7.09% at December 31, 2008 compared with negative 6.53% at December 31, 2007. The slightly higher negative cumulative one-year gap primarily reflects the increase in short-term time deposits and short-term borrowings placed on our balance sheet during the fourth quarter of 2008.
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
We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
February 27, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hudson City Bancorp, Inc.:
We have audited the internal control over financial reporting of Hudson City Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Hudson City Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
February 27, 2009

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2008	2007
	(In thousands, except share and per share amounts)
Assets:
Cash and due from banks	$184,915	$111,245
Federal funds sold	76,896	106,299

Total cash and cash equivalents	261,811	217,544
Securities available for sale:
Mortgage-backed securities	9,915,554	5,005,409
Investment securities	3,413,633	2,765,491
Securities held to maturity:
Mortgage-backed securities (fair value of $9,695,445 and $9,566,312 at December 31, 2008 and 2007, respectively)	9,572,257	9,565,526
Investment securities (fair value of $50,512 and $1,410,246 at December 31, 2008 and 2007, respectively)	50,086	1,408,501

Total securities	22,951,530	18,744,927
Loans	29,418,888	24,192,281
Deferred loan costs	71,670	40,598
Allowance for loan losses	(49,797)	(34,741)

Net loans	29,440,761	24,198,138
Federal Home Loan Bank of New York stock	865,570	695,351
Foreclosed real estate, net	15,532	4,055
Accrued interest receivable	299,045	245,113
Banking premises and equipment, net	73,502	75,094
Goodwill	152,109	152,109
Other assets	85,468	91,640

Total Assets	$54,145,328	$44,423,971

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing	$17,949,846	$14,635,412
Noninterest-bearing	514,196	517,970

Total deposits	18,464,042	15,153,382
Repurchase agreements	15,100,000	12,016,000
Federal Home Loan Bank of New York advances	15,125,000	12,125,000

Total borrowed funds	30,225,000	24,141,000
Due to brokers for securities purchases	239,100	281,853
Accrued expenses and other liabilities	278,390	236,429

Total liabilities	49,206,532	39,812,664

Commitments and Contingencies (Notes 7, 9 and 14)
Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 523,770,617 and 518,569,602 shares outstanding at December 31, 2008 and 2007, respectively	7,415	7,415
Additional paid-in capital	4,641,571	4,578,578
Retained earnings	2,196,235	2,002,049
Treasury stock, at cost; 217,695,938 and 222,896,953 shares at December 31, 2008 and 2007, respectively	(1,737,838)	(1,771,106)
Unallocated common stock held by the employee stock ownership plan	(216,244)	(222,251)
Accumulated other comprehensive income, net of tax	47,657	16,622

Total stockholders’ equity	4,938,796	4,611,307

Total Liabilities and Stockholders’ Equity	$54,145,328	$44,423,971

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Year Ended December 31,

	2008	2007	2006

	(In thousands, except per share data)

Interest and Dividend Income:
First mortgage loans	$1,523,521	$1,205,461	$932,550
Consumer and other loans	26,184	28,247	19,698
Mortgage-backed securities held to maturity	497,912	457,720	262,417
Mortgage-backed securities available for sale	377,096	130,185	119,578
Investment securities held to maturity	13,390	74,198	74,592
Investment securities available for sale	162,818	179,909	181,259
Dividends on Federal Home Loan Bank of New York stock	48,009	39,492	16,507
Federal funds sold	4,295	12,293	8,242

Total interest and dividend income	2,653,225	2,127,505	1,614,843

Interest Expense:
Deposits	581,357	606,936	436,096
Borrowed funds	1,129,891	873,386	565,514

Total interest expense	1,711,248	1,480,322	1,001,610

Net interest income	941,977	647,183	613,233

Provision for Loan Losses	19,500	4,800	—

Net interest income after provision for loan losses	922,477	642,383	613,233

Non-Interest Income:
Service charges and other income	8,485	7,267	6,287
Gains on securities transactions	—	6	4

Total non-interest income	8,485	7,273	6,291

Non-Interest Expense:
Compensation and employee benefits	127,198	106,630	103,443
Net occupancy expense	30,457	29,589	25,015
Federal deposit insurance assessment	4,320	1,701	1,695
Computer and related services	2,851	2,605	2,812
Other expense	33,250	27,388	25,990

Total non-interest expense	198,076	167,913	158,955

Income before income tax expense	732,886	481,743	460,569
Income Tax Expense	287,328	185,885	171,990

Net income	$445,558	$295,858	$288,579

Basic Earnings Per Share	$0.92	$0.59	$0.54

Diluted Earnings Per Share	$0.90	$0.58	$0.53

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31,

	2008	2007	2006

	(In thousands , except share amounts)

Common Stock	$7,415	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,578,578	4,553,614	4,533,329
Unvested RRP awards reclassified as additonal paid-in-capital	—	—	(2,815)
Stock option plan expense	15,043	12,242	5,526
Tax benefit from stock plans	36,119	3,761	8,633
Allocation of ESOP stock	10,471	7,313	6,700
Vesting of RRP stock	1,360	1,648	2,241

Balance at end of year	4,641,571	4,578,578	4,553,614

Retained Earnings:
Balance at beginning of year	2,002,049	1,877,840	1,759,492
Net income	445,558	295,858	288,579
Dividends paid on common stock ($0.45, $0.33, and $0.30 per share, respectively)	(217,995)	(165,376)	(161,374)
Exercise of stock options	(33,377)	(6,273)	(8,857)

Balance at end of year	2,196,235	2,002,049	1,877,840

Treasury Stock:
Balance at beginning of year	(1,771,106)	(1,230,793)	(798,232)
Purchase of common stock	(17,045)	(550,215)	(448,237)
Exercise of stock options	50,313	9,902	15,676

Balance at end of year	(1,737,838)	(1,771,106)	(1,230,793)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(222,251)	(228,257)	(234,264)
Allocation of ESOP stock	6,007	6,006	6,007

Balance at end of year	(216,244)	(222,251)	(228,257)

Unallocated common stock held by the Recognition and Retention Plan:
Balance at beginning of year	—	—	(2,815)
Unvested RRP awards reclassified as additonal paid-in-capital	—	—	2,815

Balance at end of year	—	—	—

Accumulated other comprehensive income (loss):
Balance at beginning of year	16,622	(49,563)	(63,449)

Net unrealized gains on securities available for sale arising during the year, net of tax expense of $37,961 for 2008, $47,073 for 2007 and $9,765 for 2006	54,967	68,173	14,143
Reclassification adjustment for gains included in net income, net of tax of $0 for 2008, ($2) for 2007 and ($2) for 2006	—	(4)	(2)
Pension and other postretirement benefits adjustment, net of tax benefit of $16,528 for 2008, $1,366 for 2007 and $175 for 2006	(23,932)	(1,984)	(255)

Other comprehensive income, net of tax	31,035	66,185	13,886

Balance at end of year	47,657	16,622	(49,563)

Total Stockholders’ Equity	$4,938,796	$4,611,307	$4,930,256

Summary of comprehensive income
Net income	$445,558	$295,858	$288,579
Other comprehensive income, net of tax	31,035	66,185	13,886

Total comprehensive income	$476,593	$362,043	$302,465

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2008	2007	2006

	(In thousands)

Cash Flows from Operating Activities:
Net income	$445,558	$295,858	$288,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	26,329	22,484	21,952
Provision for loan losses	19,500	4,800	—
Gains on securities transactions, net	—	(6)	(4)
Share-based compensation, including committed ESOP shares	32,881	27,209	20,474
Deferred tax benefit	(12,868)	(9,430)	(3,659)
Increase in accrued interest receivable	(53,932)	(50,884)	(48,580)
(Increase) decrease in other assets	(21,053)	11,871	(4,166)
Increase in accrued expenses and other liabilities	18,029	45,901	46,571

Net Cash Provided by Operating Activities	454,444	347,803	321,167

Cash Flows from Investing Activities:
Originations of loans	(5,040,221)	(3,352,511)	(2,307,487)
Purchases of loans	(3,061,859)	(3,971,273)	(2,712,148)
Payments on loans	2,820,381	2,189,018	1,754,157
Principal collection of mortgage-backed securities held to maturity	1,348,304	1,215,867	773,343
Purchases of mortgage-backed securities held to maturity	(1,360,861)	(3,861,633)	(3,313,668)
Principal collection of mortgage-backed securities available for sale	956,710	696,560	741,200
Proceeds from sales of mortgage-backed securities available for sale	—	—	186,169
Purchases of mortgage-backed securities available for sale	(5,820,531)	(2,966,473)	(617,172)
Proceeds from maturities and calls of investment securities held to maturity	1,358,485	125,480	256
Proceeds from maturities and calls of investment securities available for sale	1,449,906	3,825,060	850,013
Proceeds from sales of investment securities available for sale	—	—	112,157
Purchases of investment securities available for sale	(2,100,000)	(2,148,705)	(1,250,010)
Purchases of Federal Home Loan Bank of New York stock	(193,277)	(259,660)	(233,236)
Redemption of Federal Home Loan Bank of New York stock	23,058	9,315	18,000
Cash paid in purchase acquistion, net of cash acquired	—	—	(197,653)
Purchases of premises and equipment, net	(8,565)	(11,694)	(22,557)
Net proceeds from sale of foreclosed real estate	5,618	550	1,449

Net Cash Used in Investing Activities	(9,622,852)	(8,510,099)	(6,217,187)

Cash Flows from Financing Activities:
Net increase in deposits	3,310,660	1,737,795	970,166
Proceeds from borrowed funds	6,650,000	10,725,000	9,125,000
Principal payments on borrowed funds	(566,000)	(3,557,000)	(3,525,000)
Dividends paid	(217,995)	(165,376)	(161,374)
Purchases of treasury stock	(17,045)	(550,215)	(448,237)
Exercise of stock options	16,936	3,629	6,819
Tax benefit from stock plans	36,119	3,761	8,633

Net Cash Provided by Financing Activities	9,212,675	8,197,594	5,976,007

Net Increase in Cash and Cash Equivalents	44,267	35,298	79,987
Cash and Cash Equivalents at Beginning of Year	217,544	182,246	102,259

Cash and Cash Equivalents at End of Year	$261,811	$217,544	$182,246

Supplemental Disclosures:
Interest paid	$1,689,934	$1,413,140	$969,606

Loans transferred to foreclosed real estate	$18,892	$1,752	$3,642

Income taxes paid	$282,009	$161,983	$172,382

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
Acquisition of Sound Federal
On July 14, 2006, we completed the acquisition of Sound Federal Bancorp (the “Acquisition”), for $20.75 per share in cash, representing an aggregate transaction value of approximately $265 million. As a result of the Acquisition, we added $1.21 billion in assets with a fair value of approximately $1.18 billion, and $1.06 billion in deposits with a fair value of approximately $1.05 billion. The Acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at their fair values at the consummation date. Related operating results are included in our consolidated financial statements for periods after the consummation date. As a result of the Acquisition, the allowance for loan losses recorded by Sound Federal Bancorp was analyzed and, in accordance with Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, the allowance for loan losses was transferred to Hudson City as part of our purchase accounting adjustments. The excess of the total acquisition cost over the fair value of the net assets acquired, or “goodwill”, totaled $152.1 million and was recognized as an intangible asset. Also as a result of the Acquisition, we recorded a core deposit intangible of $13.7 million. The unamortized balance of the core deposit intangible was $8.1 million at December 31, 2008 and is included in the line item “Other Assets” in the Consolidated Statements of Financial Condition.
2. Summary of Significant Accounting Policies
Basis of Presentation
The following are the significant accounting and reporting policies applied by Hudson City Bancorp and its wholly-owned subsidiary, Hudson City Savings, in the preparation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated in consolidation. As used in these consolidated financial statements, “Hudson City” refers to Hudson City Bancorp, Inc. and its consolidated subsidiary, depending on the context. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period. Actual results could differ from these estimates. The allowance for loan losses is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Cash reserves are required to be maintained on deposit with the Federal Reserve Bank based on deposits. The average amount of the reserves on deposit for the years ended December 31, 2008 and 2007 was approximately $12.8 million and $4.0 million, respectively.
Mortgage-Backed Securities
Mortgage-backed securities include U.S. Government-sponsored enterprise and U.S. Government agency pass-through certificates, which represent participating interests in pools of long-term first mortgage loans originated and serviced by third-party issuers of the securities, and real estate mortgage investment conduits (“REMIC’s”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”).
Mortgage-backed securities are classified as either held to maturity or available for sale. For the years ended December 31, 2008, 2007 and 2006, we did not maintain a trading portfolio. Mortgage-backed securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Amortization and accretion is reflected as an adjustment to interest income over the life of the security, adjusted for estimated prepayments, using the effective interest method. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income or loss, which is included in stockholders’ equity. Amortization and accretion of premiums and discounts are reflected as an adjustment to interest income over the life of the security, adjusted for estimated prepayments, using the effective interest method. Realized gains and losses are recognized when securities are sold using the specific identification method. The estimated fair value of substantially all of these securities is determined by the use of market prices obtained from independent third-party pricing services. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If such a decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to income as a component of non-interest expense.
Investment Securities
Investment securities are classified as either held to maturity or available for sale. For the years ended December 31, 2008, 2007 and 2006, we did not maintain a trading portfolio. Investment securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Amortization and accretion is reflected as an adjustment to interest income over the life of the security using the effective interest method. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income or loss, which is included in stockholders’ equity. Amortization and accretion of premiums and discounts are reflected as an adjustment to interest income over the life of the security using the effective interest method. Realized gains and losses are recognized when securities are sold or called using the specific identification method. The estimated fair value of substantially all of these securities is determined by the use of quoted market prices obtained from independent third-party pricing services. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If such a decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to income as a component of non-interest expense.
Loans
Loans are stated at their principal amounts outstanding. Interest income on loans is accrued and credited to income as earned. Net loan origination fees and broker costs are deferred and amortized to interest income over the life of the loan using the effective interest method. Amortization and accretion of premiums and discounts is reflected as an adjustment to interest income over the life of the purchased loan using the effective interest method.
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
A loan is considered delinquent when we have not received a payment within 30 days of its contractual due date. The accrual of income on loans that do not carry private mortgage insurance or are not guaranteed by a U.S. Government agency is generally discontinued when interest or principal payments are 90 days in arrears or when the timely collection of such income is doubtful. Loans on which the accrual of income has been discontinued are designated as non-accrual loans and outstanding interest previously credited to income is reversed. Interest income on non-accrual loans and impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. A non-accrual loan is returned to accrual status when factors indicating doubtful collection no longer exist.
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

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2008. As a result of our lending practices, we also have a concentration of loans secured by real property located in New Jersey, New York and Connecticut that is 69.7% of our total loans. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, employment conditions and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, charge-offs and future levels of loan loss provisions. Our Asset Quality Committee considers these trends in market conditions, as well as other factors, in estimating the allowance for loan losses.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our allowance for loan losses is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth, expected levels of non-performing loans and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses based on our systematic process which reflects various asset quality trends and recent charge-off experience. We apply this process and methodology in a consistent manner and we reassess and modify the estimation methods and assumptions used in response to changing conditions.
Federal Home Loan Bank of New York Stock
As a member of the Federal Home Loan Bank of New York (“FHLB”), we are required to acquire and hold shares of FHLB Class B stock. Our holding requirement varies based on our activities, primarily our outstanding borrowings, with the FHLB. Our investment in FHLB stock is carried at cost. We conduct a periodic review and evaluation of our FHLB stock to determine if any impairment exists.
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
Goodwill and Other Intangible Assets
Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually using a fair-value based approach. Other intangible assets include the core deposit intangible recorded as a result of the Acquisition. These other intangible assets are amortizing intangible assets and as such are evaluated for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal or Long-Lived Assets.” We did not recognize any impairment of goodwill or other intangible assets for the years ended December 31, 2008, 2007 and 2006.
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

We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” as of December 31, 2006. This statement requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial condition became effective for the Company as of December 31, 2008. We have historically used our fiscal year-end as the measurement date for plan assets and benefit obligations and therefore the measurement date provisions of SFAS No. 158 did not affect us.
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
In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding includes the ESOP shares previously allocated to participants and shares committed to be released for allocation to participants and the recognition and retention plans (“RRP”) shares which have vested or have been allocated to participants. ESOP and RRP shares that have been purchased but have not been committed to be released or have not vested are excluded from the computation of basic and diluted earnings per share.
3. Stock Repurchase Programs
We have previously announced several stock repurchase programs. Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. During the years ended December 31, 2008, 2007 and 2006 we purchased 1,124,262, 40,578,954 and 33,747,243 shares of our common stock at an aggregate cost of $17.0 million, $550.2 million and $448.2 million, respectively. As of December 31, 2008, there remained 54,073,550 shares to be purchased under the existing stock repurchase programs, including 51,400,000 shares, or approximately 10% of the common stock outstanding, under the most recent repurchase program approved by our Board of Directors on July 24, 2007.
4. Mortgage-Backed Securities
The amortized cost and estimated fair market value of mortgage-backed securities at December 31 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
2008
Held to Maturity:
GNMA pass-through certificates	$128,906	$108	$(1,705)	$127,309
FNMA pass-through certificates	3,203,799	44,905	(857)	3,247,847
FHLMC pass-through certificates	5,859,297	85,885	(2,027)	5,943,155
FHLMC and FNMA — REMICs	380,255	363	(3,484)	377,134

Total held to maturity	$9,572,257	$131,261	$(8,073)	$9,695,445

Available for Sale:
GNMA pass-through certificates	$938,393	$2,425	$(24,823)	$915,995
FNMA pass-through certificates	3,253,463	47,425	—	3,300,888
FHLMC pass-through certificates	5,607,066	91,657	(52)	5,698,671

Total available for sale	$9,798,922	$141,507	$(24,875)	$9,915,554

2007
Held to Maturity:
GNMA pass-through certificates	$157,716	$1,379	$(96)	$158,999
FNMA pass-through certificates	3,214,509	15,216	(23,803)	3,205,922
FHLMC pass-through certificates	5,808,288	52,536	(11,080)	5,849,744
FHLMC and FNMA — REMICs	385,013	2	(33,368)	351,647

Total held to maturity	$9,565,526	$69,133	$(68,347)	$9,566,312

Available for Sale:
GNMA pass-through certificates	$1,254,706	$5,031	$(1,844)	$1,257,893
FNMA pass-through certificates	1,104,434	2,200	(8,562)	1,098,072
FHLMC pass-through certificates	2,624,612	25,887	(1,055)	2,649,444

Total available for sale	$4,983,752	$33,118	$(11,461)	$5,005,409

The following tables summarize the fair values and unrealized losses of mortgage-backed securities with an unrealized loss at December 31, 2008 and 2007, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
2008
Held to Maturity:
GNMA pass-through certificates	$99,059	$(1,333)	$12,753	$(372)	$111,812	$(1,705)
FNMA pass-through certificates	53,796	(230)	154,150	(627)	207,946	(857)
FHLMC pass-through certificates	88,814	(310)	186,866	(1,717)	275,680	(2,027)
FHLMC and FNMA — REMIC’s	—	—	274,434	(3,484)	274,434	(3,484)

Total held to maturity	241,669	(1,873)	628,203	(6,200)	869,872	(8,073)

Available for Sale:
GNMA pass-through certificates	312,112	(6,714)	467,660	(18,109)	779,772	(24,823)
FNMA pass-through certificates	—	—	—	—	—	—
FHLMC pass-through certificates	95,928	(52)	—	—	95,928	(52)

Total available for sale	408,040	(6,766)	467,660	(18,109)	875,700	(24,875)

Total	$649,709	$(8,639)	$1,095,863	$(24,309)	$1,745,572	$(32,948)

2007
Held to Maturity:
GNMA pass-through certificates	$2,236	$(3)	$18,943	$(93)	$21,179	$(96)
FNMA pass-through certificates	72,976	(302)	1,490,241	(23,501)	1,563,217	(23,803)
FHLMC pass-through certificates	68,385	(279)	713,637	(10,801)	782,022	(11,080)
FHLMC and FNMA — REMIC’s	—	—	351,387	(33,368)	351,387	(33,368)

Total held to maturity	143,597	(584)	2,574,208	(67,763)	2,717,805	(68,347)

Available for Sale:
GNMA pass-through certificates	—	—	435,687	(1,844)	435,687	(1,844)
FNMA pass-through certificates	137,603	(151)	470,121	(8,411)	607,724	(8,562)
FHLMC pass-through certificates	—	—	116,141	(1,055)	116,141	(1,055)
Total available for sale	137,603	(151)	1,021,949	(11,310)	1,159,552	(11,461)

Total	$281,200	$(735)	$3,596,157	$(79,073)	$3,877,357	$(79,808)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. At December 31, 2008, a total of 417 securities were in an unrealized loss position (255 at December 31, 2007). We have not classified these securities as other-than temporarily impaired as the scheduled principal and interest payments have been made; we anticipate collecting all principal and interest amounts in accordance with the contractual terms of the securities; we believe the price variation is temporary in nature; and we have the positive intent and ability to hold these securities to maturity or for a sufficient period of time to recover the recorded principal. In addition, we only purchase mortgage-backed securities issued by U.S. Government-sponsored enterprises or agencies and do not own any unrated or private label mortgage-backed securities or high-risk securities such as those backed by sub-prime loans.

The amortized cost and estimated fair market value of mortgage-backed securities held to maturity and available for sale at December 31, 2008, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization.

		Estimated
	Amortized	Fair Market
	Cost	Value
	(In thousands)
Held to Maturity:
Due in one year or less	$131	$133
Due after one year through five years	659	686
Due after five years through ten years	15,623	16,128
Due after ten years	9,555,844	9,678,498

Total held to maturity	$9,572,257	$9,695,445

Available for Sale:
Due after ten years	$9,798,922	$9,915,554

Total available for sale	$9,798,922	$9,915,554

There were no sales of mortgage-backed securities available-for-sale or held-to-maturity during 2008, 2007 and 2006.
5. Investment Securities
The amortized cost and estimated fair market value of investment securities at December 31 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
2008
Held to Maturity:
United States government-sponsored enterprises debt	$49,981	$425	$—	$50,406
Municipal bonds	105	1	—	106

Total held to maturity	$50,086	$426	$—	$50,512

Available for Sale:
United States government-sponsored enterprises debt	$3,397,204	$14,137	$(5,093)	$3,406,248
Equity securities	6,935	450	—	7,385

Total available for sale	$3,404,139	$14,587	$(5,093)	$3,413,633

2007
Held to Maturity:
United States government-sponsored enterprises debt	$1,408,071	$1,743	$—	$1,409,814
Municipal bonds	430	2	—	432

Total held to maturity	$1,408,501	$1,745	$—	$1,410,246

Available for Sale:
United States government-sponsored enterprises debt	$2,747,012	$14,365	$(3,184)	$2,758,193
Corporate bonds	4	—	—	4
Equity securities	6,935	359	—	7,294

Total available for sale	$2,753,951	$14,724	$(3,184)	$2,765,491

The following tables summarize the fair values and unrealized losses of investment securities with an unrealized loss at December 31, 2008 and 2007, and if the unrealized loss position was for a continuous period of less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
2008
Available for Sale:
United States government -sponsored enterprises debt	$594,907	$(5,093)	$—	$—	$594,907	$(5,093)

Total	$594,907	$(5,093)	$—	$—	$594,907	$(5,093)

2007
Available for Sale:
United States government -sponsored enterprises debt	$—	$—	$821,891	$(3,184)	$821,891	$(3,184)

Total	$—	$—	$821,891	$(3,184)	$821,891	$(3,184)

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2008, a total of 6 securities were in an unrealized loss position (21 at December 31, 2007). We have not classified these securities as other-than temporarily impaired as the scheduled coupon payments have been made; we anticipate collecting all principal and interest amounts in accordance with the contractual terms of the securities; we believe the price variation is temporary in nature; and we have the positive intent and ability to hold these securities to maturity or for a sufficient period of time to recover the recorded principal. In addition, we only purchase securities issued by U.S. Government sponsored enterprises. We do not own any high-risk securities such as those rated below investment grade.
The amortized cost and estimated fair market value of investment securities held to maturity and available for sale at December 31, 2008, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

		Estimated
	Amortized	Fair Market
	Cost	Value
	(In thousands)
Held to Maturity:
Due after one year through five years	$105	$106
Due after ten years	49,981	50,406
Total held to maturity	$50,086	$50,512

Available for Sale:
Due after one year through five years	$147,204	$148,176
Due after five years through ten years	2,500,000	2,512,954
Due after ten years	750,000	745,118

Total available for sale	$3,397,204	$3,406,248

There were no sales of investment securities available-for-sale or held-to-maturity during the years ended December 31, 2008, 2007 and 2006. Gross realized gains on calls of investment securities available for sale were $6,000 and $4,000 during 2007 and 2006, respectively (none during 2008). The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $20.0 million and $15.0 million at December 31, 2008 and 2007, respectively.
6. Loans and Allowance for Loan Losses
Loans at December 31 are summarized as follows:

	2008	2007
	(In thousands)
First mortgage loans:
One- to four-family	$28,935,645	$23,671,712
FHA/VA	20,197	22,940
Multi-family and commercial	53,421	58,874
Construction	24,830	34,064

Total first mortgage loans	29,034,093	23,787,590

Consumer and other loans:
Fixed—rate second mortgages	262,538	284,406
Home equity credit lines	101,751	104,567
Other	20,506	15,718

Total consumer and other loans	384,795	404,691

Total loans	$29,418,888	$24,192,281

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At December 31, 2008, approximately 69.7% of our total loans are in the New York metropolitan area.
Included in our loan portfolio at December 31, 2008 and 2007 are $3.47 billion and $2.40 billion, respectively, of interest-only loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $16.6 million and $5.2 million of non-performing interest-only loans at December 31, 2008 and 2007, respectively.
In addition to our full documentation loan program, we process loans to certain eligible borrowers as limited documentation loans. We have originated these types of loans for over 15 years. Loans eligible for limited documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20-, 30- and 40-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 75% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We also allow certain borrowers to obtain mortgage loans without verification of income. However, in these cases, we do verify the borrowers’ assets. These loans are subject to somewhat higher interest rates than our regular products, and are generally limited to a maximum loan-to-value ratio of 65%. Limited documentation and no income verification loans have an inherently higher level of risk compared to loans with full documentation. We believe these programs have not had a material adverse effect on our asset quality. We had $7.6 million and $2.4 million of non-performing reduced-documentation loans at December 31, 2008 and 2007, respectively.
The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At December 31, 2008
	Total loans	Non-performing loans

New Jersey	44.8%	40.4%
New York	15.6%	22.6%
Connecticut	9.3%	2.3%

Total New York metropolitan area	69.7%	65.3%

Virginia	5.5%	4.2%
Illinois	4.3%	3.5%
Maryland	4.2%	5.4%
Massachusetts	3.0%	2.7%
Minnesotta	1.8%	3.8%
Michigan	1.7%	3.7%
Pennsylvania	1.5%	1.5%
All others	8.3%	9.9%

	30.3%	34.7%

	100.0%	100.0%

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. During 2008, there has been a decline in the housing and real estate markets and in the general economy, both nationally and locally, with the national economy entering a recession early in 2008. Housing market conditions in the Northeast quadrant of the United States, where most of our lending activity occurs, deteriorated during 2008 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices, an increase in the length of time houses remain on the market and rising unemployment levels.
Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. While we continue to adhere to prudent underwriting standards, we are geographically concentrated in the New York metropolitan area of the United States and, therefore, are not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry. Continued decreases in real estate values could adversely affect the value of property used as collateral for our loans. No assurance can be given in any particular case that our loan-to-value ratios will provide full protection in the event of borrower default. Adverse changes in the economy and increasing unemployment rates may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. A further increase in loan delinquencies would decrease our net interest income and may adversely impact our loan loss experience, causing increases in our provision and allowance for loan losses. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.
There were no loans held for sale at December 31, 2008.
The following is a comparative summary of loans on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified non-accrual at December 31:

	2008	2007
	(In thousands)
Non-accrual loans:
One-to four-family	$200,642	$69,904
Multi-family and commercial mortgages	1,854	2,028
Construction loans	7,610	647
Consumer loans	626	956

Total non-accrual loans	210,732	73,535
Accruing loans delinquent 90 days or more	6,842	5,867

Total non-performing loans	$217,574	$79,402

At December 31, 2008, approximately $144.0 million of our non-performing loans were in the New York metropolitan area and $73.6 million were in other states in the Northeast quadrant of the United States.
The total amount of interest income received during the year on non-accrual loans outstanding and additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms is immaterial. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.
At December 31, 2008 and 2007, loans evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” amounted to $9.5 million and $3.5 million, respectively. Based on this evaluation, the allowance for loan losses related to loans classified as impaired at December 31, 2008 and 2007 amounted to $818,000 and $268,000, respectively. Interest income received during the year on loans classified as impaired was immaterial.

An analysis of the allowance for loan losses at December 31 follows:

	2008	2007	2006
	(In thousands)

Balance at beginning of year	$34,741	$30,625	$27,393

Charge-offs	(4,522)	(763)	(79)
Recoveries	78	79	3

Net charge-offs	(4,444)	(684)	(76)

Provision for loan losses	19,500	4,800	—
Allowance transferred in Acquisition	—	—	3,308

Balance at end of year	$49,797	$34,741	$30,625

7. Banking Premises and Equipment, net
A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

	2008	2007
	(In thousands)
Land	$5,806	$5,806
Buildings	54,757	53,924
Leasehold improvements	41,279	38,094
Furniture, fixtures and equipment	75,756	71,649

Total acquisition cost	177,598	169,473
Accumulated depreciation and amortization	(104,096)	(94,379)

Total banking premises and equipment, net	$73,502	$75,094

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $10.2 million, $10.1 million and $8.6 million in 2008, 2007 and 2006, respectively.
Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year	Amount
(In thousands)

2009	$8,404
2010	8,644
2011	8,667
2012	8,572
2013	8,353
Thereafter	107,136

Total	$149,776

Net occupancy expense included gross rental expense for certain bank premises of $9.4 million, $8.5 million, and $7.0 million in 2008, 2007, and 2006, respectively, and rental income of $324,000, $384,000, and $344,000 for the respective years.

8. Deposits
Deposits at December 31 are summarized as follows:

	2008			2007
			Weighted			Weighted
	Balance	Percent	Average Rate	Balance	Percent	Average Rate
	(Dollars in thousands)

Savings	$712,420	3.86%	0.76%	$737,813	4.87%	0.74%
Noninterest-bearing demand	514,196	2.78	—	517,970	3.42	—
Interest-bearing demand	1,573,771	8.52	2.47	1,588,084	10.48	3.26
Money market	2,716,429	14.72	2.87	1,575,097	10.39	4.26
Time deposits	12,947,226	70.12	3.69	10,734,418	70.84	4.93

Total deposits	$18,464,042	100.00%	3.25%	$15,153,382	100.00%	4.31%

Time deposits of $100,000 or more amounted to $4.60 billion and $3.34 billion at December 31, 2008 and 2007, respectively. Interest expense on time deposits of $100,000 or more for the years ended December 31, 2008, 2007 and 2006 was $119.9 million, $131.5 million, and $79.1 million, respectively. Included in noninterest-bearing demand accounts are mortgage escrow deposits of $98.7 million and $89.4 million at December 31, 2008 and 2007, respectively.
Scheduled maturities of time deposits at December 31, 2008 are as follows:

Year	Amount
(In thousands)

2009	$12,476,958
2010	400,646
2011	31,677
2012	22,018
2013	15,927

Total	$12,947,226

9. Borrowed Funds
Borrowed funds at December 31 are summarized as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$2,400,000	4.44%	$2,066,000	4.62%
Other brokers	12,700,000	3.91	9,950,000	4.15

Total securities sold under agreements to repurchase	15,100,000	3.99	12,016,000	4.23
Advances from the FHLB	15,125,000	3.94	12,125,000	4.20

Total borrowed funds	$30,225,000	3.97	$24,141,000	4.22

Accrued interest payable	$138,351		$115,012
The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Repurchase Agreements:
Average balance outstanding during the year	$13,465,540	$10,305,216	$8,313,321

Maximum balance outstanding at any month-end during the year	$15,100,000	$12,016,000	$8,923,000

Weighted average rate during the period	4.17%	4.20%	3.81%

FHLB Advances:
Average balance outstanding during the year	$13,737,057	$10,286,869	$5,977,115

Maximum balance outstanding at any month-end during the year	$15,125,000	$12,125,000	$8,050,000

Weighted average rate during the period	4.14%	4.28%	4.17%

Substantially all of our borrowed funds are callable at the discretion of the issuer after an initial non-call period. At December 31, 2008, borrowed funds had scheduled maturities and potential call dates as follows:

	Borrowings by Scheduled		Borrowings by Earler of Scheduled
	Maturity Date		Maturity or Next Potential Call Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)
2009	$600,000	2.02%	$21,725,000	4.17%
2010	300,000	5.68	2,850,000	3.70
2011	250,000	4.90	5,050,000	3.21
2012	100,000	4.76	600,000	4.33
2013	250,000	5.30	—	—
2014	350,000	3.37	—	—
2015	3,725,000	3.85	—	—
2016	8,075,000	4.32	—	—
2017	10,725,000	4.22	—	—
2018	5,850,000	3.13	—	—

Total	$30,225,000	3.97	$30,225,000	3.97

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, at or for the years ended December 31 are as follows:

	At or for the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Amortized cost of collateral:
United States government-sponsored enterprise securities	$2,150,000	$3,620,083	$3,329,639
Mortgage-backed securities	15,572,838	9,308,551	6,257,678

Total amortized cost of collateral	$17,722,838	$12,928,634	$9,587,317

Fair value of collateral:
United States government-sponsored enterprise securities	$2,159,471	$3,626,572	$3,195,765
Mortgage-backed securities	15,759,490	9,294,264	6,143,223

Total fair value of collateral	$17,918,961	$12,920,836	$9,338,988

We have two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. that mature in the first quarter of 2013. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act. Mortgage-backed securities with an amortized cost of approximately $114.5 million are pledged as collateral for these borrowings. We intend to pursue full recovery of the pledged collateral in accordance with the contractual terms of the repurchase agreements. If full recovery of the collateral does not occur, we will be pursuing a customer claim against the Lehman Brothers, Inc. estate for the $14.5 million difference between the amortized cost of the securities and the amount of the underlying borrowings. There can be no assurances that the final settlement of this transaction will result in the full recovery of the collateral or the full amount of the claim. We have not recognized a loss in our financial statements related to these repurchase agreements.

At December 31, 2008, we had unused lines of credit available from the FHLB, other than repurchase agreements, of up to $200.0 million. These lines of credit expire in August 2009.
Our advances from the FHLB are secured by our investment in FHLB stock and by a blanket security agreement. This agreement requires us to maintain as collateral certain qualifying assets (such as one- to-four family residential mortgage loans) with a fair value, as defined, at least equal to 110% of any outstanding advances.
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
Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and had a projected benefit obligation of $12.4 million at December 31, 2008 and $10.2 million at December 31, 2007. Certain health care and life insurance benefits are provided to eligible retired employees (“other benefits”). Participants generally become eligible for retiree health care and life insurance benefits after 10 years of service. The measurement date for year-end disclosure information is December 31 and the measurement date for net periodic benefit cost is January 1.

The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

	Retirement Plans		Other Benefits
	2008	2007	2008	2007
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$114,491	$106,069	$37,245	$35,850
Service cost	3,285	3,358	1,122	945
Interest cost	6,675	6,392	2,272	2,058
Plan amendments	—	1,205	—	—
Participant contributions	—	—	40	36
Actuarial loss (gain)	11,921	1,575	(1,116)	(73)
Benefits paid	(4,238)	(4,108)	(1,851)	(1,679)
Medicare subsidy	—	—	108	108

Benefit obligation at end of year	132,134	114,491	37,820	37,245

Change in Plan Assets:
Fair value of plan assets at beginning of year	104,063	99,568	—	—
Actual return on plan assets	(22,030)	6,161	—	—
Employer contributions	18,532	2,442	1,811	1,643
Participant contributions	—	—	40	36
Benefits paid	(4,238)	(4,108)	(1,851)	(1,679)

Fair value of plan assets at end of year	96,327	104,063	—	—

Funded status	$(35,807)	$(10,428)	$(37,820)	$(37,245)

Funded status amounts recognized in the consolidated statements of financial condition at December 31 consist of:

	Retirement Plans		Other Benefits
	2008	2007	2008	2007
	(In thousands)

Accrued expenses and other liabilities	$(35,807)	$(10,428)	$(37,820)	$(37,245)

Pre-tax amounts recognized as components of total accumulated other comprehensive income at December 31 consist of:

	Retirement Plans		Other Benefits
	2008	2007	2008	2007
	(In thousands)

Net actuarial loss	$55,748	$14,725	$11,261	$13,064
Prior service cost (credit)	2,577	2,902	(24,035)	(25,600)

Total	$58,325	$17,627	$(12,774)	$(12,536)

The accumulated benefit obligation for all defined benefit retirement plans was $113.7 million and $99.7 million at December 31, 2008 and 2007, respectively.

Net periodic benefit cost for the years ended December 31 included the following components:

	Retirement Plans			Other Benefits
	2008	2007	2006	2008	2007	2006
	(In thousands)

Net periodic benefit cost:
Service cost	$3,285	$3,358	$3,404	$1,122	$945	$1,076
Interest cost	6,675	6,392	5,766	2,272	2,058	1,996
Expected return on assets	(8,530)	(8,269)	(8,447)	—	—	—
Amortization of:
Net actuarial loss	252	284	943	687	575	645
Prior service cost (credit)	325	300	168	(1,565)	(1,565)	(1,565)

Net periodic benefit cost	2,007	2,065	1,834	2,516	2,013	2,152

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	41,275	3,878	—	(1,116)	(74)	—
Prior service cost (credit)	—	677	—	—	(1,537)	—
Amortization of net actuarial loss	(252)	(284)	—	(687)	(575)	—
Amortization of prior service cost	(325)	(300)	—	1,565	1,565	—

Total recognized in other comprehensive income	40,698	3,971	—	(238)	(621)	—

Total recognized in net periodic benefit cost and other comprehensive income	$42,705	$6,036	$1,834	$2,278	$1,392	$2,152

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 are $3.3 million and $339,000, respectively. The estimated net actuarial loss and prior service credit for other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 are $511,000 and ($1.6) million, respectively.
The following are the weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Retirement Plans			Other Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.00%	6.00%	5.75%	6.00%	6.00%	5.75%
Expected return on assets	8.25	8.25	8.75	—	—	—
Rate of compensation increase	4.25	4.25	4.25	—	—	—
The following are the weighted-average assumptions used to determine benefit obligations at December 31:

	Retirement Plans		Other Benefits
	2008	2007	2008	2007

Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00	4.25	—	—
The overall expected return on assets assumption is based on the historical performance of the pension fund. The average return over the past ten years was determined for the market value of assets, which is the value used in the calculation of annual net periodic benefit cost.

The assumed health care cost trend rate used to measure the expected cost of other benefits for 2008 was 8.50%. The rate was assumed to decrease gradually to 4.75% for 2013 and remain at that level thereafter.
A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

	1% Increase	1% Decrease

Effect on total service cost and interest cost	$87	$(76)
Effect on other benefit obligations	1,104	(833)
The retirement plan’s weighted-average asset allocations by asset category were as follows at December 31:

Asset Category	2008	2007

Equity securities	59.4%	61.0%
Fixed income securities	29.1	32.5
Cash	11.5	6.5

Total	100.0%	100.0%

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
Equity securities held by the Fund include Hudson City Bancorp, Inc. common stock in the amount of $11.2 million (11.6% of total plan assets) as of December 31, 2008, and $10.5 million (11.5% of total plan assets) as of December 31, 2007. This stock was purchased at an aggregate cost of $6.0 million using a cash contribution made by Hudson City in July 2003. Our plan may not purchase our common stock if the fair value of our common stock held by the plan equals or exceeds 10% of the fair value of plan assets. We review with the plan administrator the rebalancing of plan assets if the fair value our common stock held by the plan exceeds 20% of the fair value of the total plan assets.
We contributed $18.5 million to the qualified retirement plan’s assets in 2008. We expect to contribute $35.0 million during 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid under the current provisions of the plans.

	Retirement	Other
Year	Plans	Benefits

	(In thousands)

2009	$5,061	$2,002
2010	5,189	2,118
2011	5,448	2,289
2012	5,841	2,453
2013	6,845	2,634
2014 through 2018	43,587	14,390
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
The combined outstanding loan principal at December 31, 2008 was $234.3 million. Those shares purchased were pledged as collateral for the loan and are released from the pledge for allocation to participants as loan payments are made. The loan will be repaid and the shares purchased will be allocated to employees in equal installments of shares over a forty-year period.
Through December 31, 2008, a total of 8,959,959 shares have been allocated to participants. For the plan year ended December 31, 2008, there are 962,185 shares that are committed to be released and will be allocated to participants. Unallocated ESOP shares held in suspense totaled 34,638,649 at December 31, 2008 and had a fair market value of $552.8 million. ESOP compensation expense for the years ended December 31, 2008, 2007 and 2006 was $23.0 million, $17.3 million, and $16.2 million, respectively.
The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP’s loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan. We accrue for these benefits over the period during which employees provide services to earn these benefits. At December 31, 2008 and 2007, we had accrued $30.0 million and $23.5 million, respectively for the ESOP restoration plan. During 2007, two former executives received benefit payments from the ESOP restoration plan and no longer participate in the plan. Compensation expense related to this plan amounted to $6.5 million, $5.8 million and $14.2 million in 2008, 2007, and 2006, respectively.

     c) Recognition and Retention Plans
Effective January 1, 2006, Hudson City Bancorp adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method. Expense for the RRP in the amount of the fair value of the common stock at the date of grant is recognized ratably over the vesting period. There was no material effect on the accounting for the RRP upon the adoption of SFAS No. 123(R). The unearned common stock held by the RRP within stockholders’ equity was reclassified to additional paid-in capital upon the adoption of SFAS No. 123(R).
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
Generally, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2008, common stock that had not been awarded totaled 13,625 shares. Expense attributable to the RRP amounted to $1.4 million, $1.6 million, and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.
A summary of the status of the granted, but unvested shares under the RRP as of December 31, and changes during those years, is presented below:

	Resticted Stock Awards

	2007		2006		2005

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of period	350,576	$11.74	540,851	$11.57	951,761	$9.69
Granted	—	—	—	—	—	—
Vested	(126,159)	11.75	(190,275)	11.27	(410,910)	7.22

Outstanding at end of period	224,417	11.73	350,576	11.74	540,851	11.57

The per share weighted-average vesting date fair value of the shares vested during 2008, 2007, and 2006 was $18.47, $13.46, and $13.44, respectively.
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

Each stock option granted entitles the holder to purchase one share of Hudson City’s common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options granted generally vest over a five year period from the date of grant and will expire no later than 10 years following the grant date. Under the Hudson City stock option plans existing prior to 2006, 36,323,960 shares of Hudson City Bancorp, Inc. common stock have been reserved for issuance. Directors and employees have been granted 36,503,507 stock options, including 240,819 shares previously issued, but forfeited by plan participants prior to exercise.
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
During 2008, the Committee authorized stock option grants (the “2008 grants”) pursuant to the SIP Plan for 4,025,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 3,525,000 will vest in January 2011 if certain financial performance measures are met. The remaining 500,000 options will vest between January and April 2009. The 2008 grants have an expiration period of ten years. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2008 grants.
The fair values of the 2008, 2007 and 2006 grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2008	2007	2006

Expected dividend yield	2.30%	2.32%	2.35%
Expected volatility	20.61	19.12	19.96
Risk-free interest rate	2.82	4.87	4.98
Expected option life	5.30 years	5.20 years	5.40 years
Fair value of options granted	$ 2.76	$ 2.77	$ 2.71
Compensation expense related to our outstanding stock options amounted to $15.0 million, $12.2 million and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of the status of the granted, but unexercised stock options as of December 31, and changes during those years, is presented below:

	2007		2006		2005

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	29,080,114	$7.91	26,979,989	$6.89	21,659,869	$4.21
Granted	4,025,000	15.96	3,527,500	13.74	7,960,000	12.76
Exercised	(6,325,277)	2.69	(1,360,635)	2.67	(2,629,621)	2.60
Forfeited	(51,718)	13.10	(66,740)	10.03	(10,259)	4.21

Outstanding at end of year	26,728,119	10.35	29,080,114	7.91	26,979,989	6.89

Shares issued upon the exercise of stock options are issued from treasury stock. Hudson City has an adequate number of treasury shares available for sale for future stock option exercises. The total intrinsic value of the options exercised during 2008, 2007 and 2006 was $92.4 million, $15.0 million, and $26.8 million, respectively.
The following table summarizes information about our stock options outstanding at December 31, 2008:

	Options Outstanding		Options Exercisable

	Weighted
	Average	Weighted		Weighted
Number	Remaining	Average	Number	Average
Of Options	Contractual	Exercise	Of Options	Exercise
Outstanding	Life	Price	Exercisable	Price

5,761,288	1 years	$2.16	5,761,288	$2.16
147,619	2 years	3.09	147,619	3.09
820,736	2 years	3.59	820,736	3.59
69,501	3 years	4.20	69,501	4.20
614,440	3 years	5.53	614,440	5.53
163,580	4 years	5.96	163,580	5.96
206,480	4 years	6.35	206,480	6.35
448,840	5 years	10.33	359,072	10.33
420,584	6 years	11.17	244,880	11.17
308,210	5 years	11.91	230,210	11.91
2,349,341	5 years	12.22	1,432,410	12.22
7,910,000	7.5 years	12.76	500,000	12.76
350,000	8.5 years	13.35	350,000	13.35
3,132,500	8 years	13.78	135,000	13.78
3,675,000	9 years	15.69	—	15.69
350,000	9 years	18.84	—	18.84

26,728,119		$10.35	11,035,216	$5.57

The total intrinsic value of the options outstanding and options exercisable were $150.0 million and $114.7 million, respectively, as of December 31, 2008. At December 31, 2008, unearned compensation costs related to all nonvested awards of options and restricted stock not yet recognized totaled $17.3 million, and will be recognized over a weighted-average period of approximately 2.6 years.

     e) Incentive Plans
A tax-qualified profit sharing and savings plan is maintained based on Hudson City’s profitability. All employees are eligible after one year of employment and the attainment of age 21. Expense related to this plan was $2.0 million, $1.8 million, and $1.6 million in 2008, 2007 and 2006, respectively.
Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria. Participants can elect cash payment or elect to defer the award until retirement. The expense related to these plans was $6.2 million, $4.8 million, and $4.1 million in 2008, 2007 and 2006, respectively.
11. Income Taxes
Income tax expense (benefit) is summarized as follows for the years ended December 31:

	2008	2007	2006

	(In thousands)
Federal:
Current	$255,511	$170,374	$161,558
Deferred	(9,372)	(7,896)	(2,443)

Total federal	246,139	162,478	159,115

State:
Current	44,685	24,941	14,091
Deferred	(3,496)	(1,534)	(1,216)

Total state	41,189	23,407	12,875

Total income tax expense	$287,328	$185,885	$171,990

Not included in the above table are deferred income tax expense amounts of $21.4 million, $45.7 million and $9.8 million for 2008, 2007 and 2006, respectively, which represent the deferred income taxes relating to the changes in accumulated other comprehensive income (loss).
The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

	2008	2007	2006

	(Dollars in thousands)
Income before income tax expense	$732,886	$481,743	$460,569
Statutory income tax rate	35%	35%	35%

Computed expected income tax expense	256,510	168,610	161,199
State income taxes, net of federal income tax benefit	26,773	15,215	8,369
ESOP fair market value adjustment	3,665	2,559	2,345
Other, net	380	(499)	77

Income tax expense	$287,328	$185,885	$171,990

The net deferred tax asset consists of the following at December 31:

	2008	2007

	(In thousands)
Deferred tax asset:
Postretirement benefits	$43,462	$20,936
Allowance for loan losses	19,701	13,340
Mortgage premium amortization	7,269	7,535
Non-qualified benefit plans	37,314	31,802
ESOP expense	7,245	5,742
Fair value adjustment on mortgages recorded in Acquisition	3,548	4,093
Other	7,335	6,787

	125,874	90,235

Deferred tax liabilities:
Postretirement benefits	17,874	10,969
Net unrealized gain on securities available for sale	51,522	13,561
Fair value adjustments related to the Acquisition:
Core deposit intangible	3,308	4,177
Buildings	1,827	2,007
Other	702	377

	75,233	31,091

Net deferred tax asset (included in other assets)	$50,641	$59,144

The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management’s opinion, in view of Hudson City’s previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 2008 and 2007.
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Accrued estimated penalties and interest on unrecognized tax benefits were approximately $915,000 and $445,000 at December 31, 2008 and 2007, respectively. Estimated penalties and interest are included in income tax expense. The Company’s tax returns are subject to examination by federal tax authorities for the years 2005 through 2007 and by state authorities for the years 2004 through 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2008	2007

	(in thousands)
Balance at January 1	$2,189	$1,834

Additions based on tax positions related to the current year	1,266	502
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(243)	(147)

Balance at December 31	$3,212	$2,189

Retained earnings at December 31, 2008 included approximately $58.0 million for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for tax purposes. Under SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that the amount will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in excess of Hudson City Savings’ current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. The unrecognized deferred tax liability with respect to our base-year deduction amounted to $23.5 million at December 31, 2008 and 2007.
12. Fair Value Measurements and Disclosures
     a) Fair Value Measurements
Effective January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. Our adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.
We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at December 31, 2008. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.
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
Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by government-sponsored enterprises. The fair values for substantially all of these securities are obtained from an independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. We also own equity securities with a carrying value of $7.4 million for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2008.

		Fair Value Measurements at December 31, 2008
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)

Available for sale:
Mortgage-backed securities	$9,915,554	$—	$9,915,554	$—
Investment securities	3,413,633	7,385	3,406,248	—

Total available for sale	$13,329,187	$7,385	$13,321,802	$—

Assets that were measured at fair value on a non-recurring basis at December 31, 2008 were limited to non-performing commercial and construction loans that are collateral dependent and foreclosed real estate. Collateral dependent loans evaluated for impairment amounted to $9.5 million at December 31, 2008. Based on this evaluation, we established an allowance for loan losses of $818,000 for such impaired loans. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs. Since all of our impaired loans at December

31, 2008 are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3 that are collateral dependent.
Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of an allowance for losses, at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, is classified as Level 3. Foreclosed real estate at December 31, 2008 amounted to $15.5 million. During 2008, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $1.8 million. Write downs related to foreclosed real estate that were charged to non-interest expense amounted to $1.3 million for that same period.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2008.

	Fair Value Measurements at December 31, 2008
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Assets (Level 1)	(Level 2)	(Level 3)
		(In thousands)
Impaired loans	$—	$—	$9,464
Foreclosed real estate	—	—	15,532
     b) Fair Value Disclosures
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
     The estimated fair value of Hudson City’s financial instruments are summarized as follows at December 31:

	2008		2007

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Assets:
Cash and due from banks	$184,915	$184,915	$111,245	$111,245
Federal funds sold	76,896	76,896	106,299	106,299
Investment securities held to maturity	50,086	50,512	1,408,501	1,410,246
Investment securities available for sale	3,413,633	3,413,633	2,765,491	2,765,491
Federal Home Loan Bank of New York stock	865,570	865,570	695,351	695,351
Mortgage-backed securities held to maturity	9,572,257	9,695,445	9,565,526	9,566,312
Mortgage-backed securities available for sale	9,915,554	9,915,554	5,005,409	5,005,409
Loans	29,440,761	29,743,919	24,198,138	24,270,758
Liabilities:
Deposits	18,464,042	18,486,681	15,153,382	15,162,402
Borrowed funds	30,225,000	34,156,052	24,141,000	25,046,472
13. Regulatory Matters
Hudson City Savings is subject to comprehensive regulation, supervision and periodic examination by the Office of Thrift Supervision (“OTS”). Deposits at Hudson City Savings are insured up to standard limits of coverage provided by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).
OTS regulations require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Management believes that, as of December 31, 2008, Hudson City Savings met all capital adequacy requirements to which it is subject and would have been categorized as a well-capitalized institution under the prompt corrective action regulations.

The following is a summary of Hudson City Savings’ actual capital amounts and ratios as of December 31, 2008 and 2007, compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution:

	OTS Requirements

			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2008
Tangible capital	$4,290,316	7.99%	$805,475	1.50%	n/a	n/a
Leverage (core) capital	4,290,316	7.99	2,147,935	4.00	$2,684,918	5.00%
Total-risk-based capital	4,340,315	21.52	1,613,657	8.00	2,017,071	10.00

December 31, 2007
Tangible capital	$4,055,952	9.16%	$664,169	1.50%	n/a	n/a
Leverage (core) capital	4,055,952	9.16	1,771,118	4.00	$2,213,898	5.00%
Total-risk-based capital	4,090,693	24.83	1,318,102	8.00	1,647,627	10.00
The OTS may take certain supervisory actions under the prompt corrective action regulations of the Federal Deposit Insurance Corporation Improvement Act with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the OTS regulations, an institution is considered well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0% and a total risk-based capital ratio of at least 10.0%. The OTS regulates all capital distributions by Hudson City Savings directly or indirectly to Hudson City Bancorp, including dividend payments. Hudson City Savings may not pay dividends to Hudson City Bancorp if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements. As the subsidiary of a savings and loan holding company, Hudson City Savings currently must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Hudson City Savings must file an application to receive the approval of the OTS for a proposed capital distribution.
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
Upon completion of the second-step conversion, Hudson City Bancorp established a “liquidation account” in an amount equal to the total equity of Hudson City Savings as of the latest practicable date prior to the second-step conversion. The liquidation account was established to provide a limited priority claim to the assets of Hudson City Savings to “eligible account holders” and “supplemental eligible account holders”, as defined in the Plan, who continue to maintain deposits in Hudson City Savings after the second-step conversion. In the unlikely event of a complete liquidation of Hudson City Savings at a time when Hudson City Savings has a positive net worth, and only in such event, each eligible account holder and supplemental eligible account holder would be entitled to receive a liquidation distribution, prior to any payment to the stockholders of Hudson City Bancorp. In the unlikely event of a complete liquidation of Hudson City Savings and Hudson City Bancorp does not have sufficient assets (other than the stock of

Hudson City Savings) to fund the obligation under the liquidation account, Hudson City Savings will fund the remaining obligation as if Hudson City Savings had established the liquidation account rather than Hudson City Bancorp. Any assets remaining after the liquidation rights of eligible account holders and supplemental eligible account holders are satisfied would be distributed to Hudson City Bancorp as the sole stockholder of Hudson City Savings.
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
At December 31, 2008, Hudson City Savings had variable- and fixed-rate first mortgage loan commitments to extend credit of approximately $211.2 million and $126.4 million, respectively; commitments to purchase fixed-rate first mortgage loans of $219.1 million; commitments to purchase variable-rate mortgage-backed securities of $516.0 million; and unused home equity, overdraft and commercial/construction lines of credit of approximately $134.4 million, $3.0 million, and $15.2 million, respectively. At December 31, 2007, Hudson City Savings had variable- and fixed-rate first mortgage loan commitments to extend credit of approximately$83.8 million and $114.5 million, respectively, commitments to purchase fixed-rate first mortgage loans of $669.0 million, commitments to purchase variable rate mortgage-backed securities of $520.0 million and unused home equity, overdraft and commercial/construction lines of credit of approximately $134.8 million, $3.2 million, and $27.1 million, respectively. These commitment amounts are not included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.
In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the consolidated financial statements of Hudson City will not be materially affected as a result of such legal proceedings.

15. Parent Company Only Financial Statements
Set forth below are the condensed financial statements for Hudson City Bancorp, Inc.:
Statements of Financial Condition

	December 31, 2008	December 31, 2007

	(In thousands)
Assets:
Cash and due from subsidiary bank	$205,765	$140,486
Investment in subsidiary	4,498,248	4,234,428
ESOP loan receivable	234,300	236,629
Other assets	483	—

Total Assets	$4,938,796	$4,611,543

Liabilities and Stockholders’ Equity:
Accrued expenses	$—	$236
Total stockholders’ equity	4,938,796	4,611,307

Total Liabilities and Stockholders’ Equity	$4,938,796	$4,611,543

Statements of Income

	Year Ended December 31,

	2008	2007	2006

	(In thousands)
Income:
Dividends received from subsidiary	$288,442	$278,176	$282,929
Interest on ESOP loan receivable	11,831	11,942	12,048
Interest on deposit with subsidiary	3,017	2,820	6,674

Total income	303,290	292,938	301,651
Expenses	1,037	1,059	1,273

Income before income tax expense and equity in undistributed (overdistributed) earnings of subsidiary	302,253	291,879	300,378
Income tax expense	4,461	5,115	6,515

Income before equity in undistributed (overdistributed) earnings of subsidiary	297,792	286,764	293,863
Equity in undistributed (overdistributed) earnings of subsidiary	147,766	9,094	(5,284)

Net income	$445,558	$295,858	$288,579

Statements of Cash Flows

	Year Ended December 31,

	2008	2007	2006

	(In thousands)
Cash Flows from Operating Activities:
Net income	$445,558	$295,858	$288,579
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed earnings	(147,766)	(9,094)	5,284
(Increase) decrease in other assets	(483)	—	83
(Decrease) increase in accrued expenses	(236)	(729)	126

Net Cash Provided by Operating Activities	297,073	286,035	294,072

Cash Flows from Investing Activities:
Principal collected on ESOP loan	2,329	2,217	2,112

Net Cash Provided by Investing Activities	2,329	2,217	2,112

Cash Flows from Financing Activities:
Purchases of treasury stock	(17,045)	(550,215)	(448,237)
Exercise of stock options	16,936	3,629	6,819
Cash dividends paid on unallocated ESOP shares	(16,019)	(12,067)	(11,257)
Cash dividends paid	(217,995)	(165,376)	(161,374)

Net Cash Used in Financing Activities	(234,123)	(724,029)	(614,049)

Net Increase (Decrease) in Cash Due from Bank	65,279	(435,777)	(317,865)
Cash Due from Bank at Beginning of Year	140,486	576,263	894,128

Cash Due from Bank at End of Year	$205,765	$140,486	$576,263

16. Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2008 and 2007.

	2008 Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)

Interest and dividend income	$613,288	$646,660	$681,317	$711,960
Interest expense	419,973	413,528	426,239	451,508

Net interest income	193,315	233,132	255,078	260,452
Provision for loan losses	2,500	3,000	5,000	9,000

Net interest income after provision for loan losses	190,815	230,132	250,078	251,452
Non-interest income	2,221	2,088	2,181	1,995
Non-interest expense	48,112	48,277	49,423	52,264

Income before income tax expense	144,924	183,943	202,836	201,183
Income tax expense	56,255	73,240	80,928	76,905

Net income	$88,669	$110,703	$121,908	$124,278

Basic earnings per share	$0.18	$0.23	$0.25	$0.25

Diluted earnings per share	$0.18	$0.22	$0.25	$0.25

	2007 Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Interest and dividend income	$479,647	$511,494	$548,203	$588,161
Interest expense	323,193	353,836	385,987	417,306

Net interest income	156,454	157,658	162,216	170,855
Provision for loan losses	300	500	2,000	2,000

Net interest income after provision for loan losses	156,154	157,158	160,216	168,855
Non-interest income	1,550	1,823	2,049	1,851
Non-interest expense	41,097	40,867	41,188	44,761

Income before income tax expense	116,607	118,114	121,077	125,945
Income tax expense	45,364	45,450	46,634	48,437

Net income	$71,243	$72,664	$74,443	$77,508

Basic earnings per share	$0.14	$0.14	$0.15	$0.16

Diluted earnings per share	$0.13	$0.14	$0.15	$0.16

17. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Year Ended December 31,

	2008			2007			2006

			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except per share data)
Net income	$445,558			$295,858			$288,579

Basic earnings per share:
Income available to common stockholders	$445,558	484,907	$0.92	$295,858	499,608	$0.59	$288,579	536,215	$0.54

Effect of dilutive common stock equivalents	—	10,949		—	10,319		—	10,576

Diluted earnings per share:
Income available to common stockholders	$445,558	495,856	$0.90	$295,858	509,927	$0.58	$288,579	546,791	$0.53

18. Recent Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether such instruments are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of the FSP. Early application is not permitted. FSP No. EITF 03-6-1 is not expected to have a material impact on our computation of EPS.
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
In January 2009, the FASB issued FSP No. EITF 99-20-1 which amends the guidance in Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in SFAS No. 115, FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, SEC Staff Accounting Bulletin (SAB) Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, and other related literature. The FSP was effective for interim and annual reporting periods ending after December 15, 2008, and should be applied prospectively. Retrospective application to a prior interim or annual reporting period was not permitted. FSP No. EITF 99-20-1 did not have any affect on our financial condition, results of operations or financial statement disclosures.
In January 2009, the FASB proposed FSP FAS 107-b and APB 28-a. This proposed FSP would amend the disclosure requirements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP would also amend Accounting Principles Board, or APB, APB No. 28, “Interim Financial Reporting”, to require such disclosures in all interim financial statements. The FSP would require an entity to disclose in the body or in the accompanying notes of its interim financial statements and its annual financial statements the fair value of all financial instruments, whether recognized or not recognized in the statements of financial position, as required by SFAS No. 107. Fair value information disclosed in the interim period notes would be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statements of financial position. An entity would also disclose the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-b and APB 28-a would be effective for interim and annual reporting periods ending after March 15, 2009.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.
Management Report on Internal Control Over Financial Reporting
The management of Hudson City Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting. Hudson City’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
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
Hudson City’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
Hudson City’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This report appears on page 95.

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors -General,” “-Who Our Directors Are,” “-Nominees for Election as Directors,” “-Continuing Directors,” “-Executive Officers,” “-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 21, 2009 and is incorporated herein by reference.
Audit Committee Financial Expert
Information regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is presented under the heading “Corporate Governance — Meetings of the Board of Directors and its Committees” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 21, 2009 and is incorporated herein by reference.
Code of Ethics
We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available on our website at www.hcbk.com, and will be provided free of charge by contacting Susan Munhall, Investor Relations, at (201) 967-8290.
Item 11. Executive Compensation.
Information regarding executive compensation is presented under the headings “Compensation Discussion and Analysis — Key Elements of the Compensation Package,” “-Material Policies and Procedures,” “-Compensation of Executive Officers and Directors- Executive Officer Compensation,” “-Director Compensation,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “-Compensation Committee Report” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 21, 2009 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 21, 2009 and is incorporated herein by reference. Information regarding equity compensation plans is presented under the heading “Compensation of Executive Officers and Directors — Compensation Plans” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 21, 2009 and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 21, 2009 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is presented under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in Hudson City Bancorp’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 21, 2009 and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a)     List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	The following consolidated financial statements are in Item 8 of this annual report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

•	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.
     (b)     Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION
2.1	Amended and Restated Plan of Conversion and Reorganization of Hudson City, MHC, Hudson City Bancorp, Inc. and Hudson City Savings Bank(1)
2.2	Agreement and Plan of Merger by and between Hudson City Bancorp, Inc. and Sound Federal Bancorp, Inc.(2)
3.1	Certificate of Incorporation of Hudson City Bancorp, Inc.(3)
3.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc.(4)
4.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)
4.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)
4.3	Form of Stock Certificate of Hudson City Bancorp, Inc.(3)
10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (Incorporating amendments No. 1, 2, 3, 4, 5 and 6)(13)
10.2	Profit Incentive Bonus Plan of Hudson City Savings Bank(5)
10.3
Form of Amended and Restated Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (together with Schedule pursuant to Instruction 2 of Item 601 of Regulation S-K)*

10.4	Severance Pay Plan of Hudson City Savings Bank(3)
10.5	Hudson City Savings Bank Outside Directors Consultation Plan(3)
10.6	Hudson City Bancorp, Inc. 2000 Stock Option Plan(6)
10.7	Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan(6)
10.8	Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan(7)
10.9	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Ronald E. Butkovich(8)
10.10	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Christopher Nettleton(8)
10.11	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Ronald E. Hermance, Jr.*
10.12	Amended and Restated Employment Agreement between Hudson City Savings Bank and Ronald E. Hermance, Jr.*
10.13	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Denis J. Salamone*
10.14	Amended and Restated Employment Agreement between Hudson City Savings Bank and Denis J. Salamone*
10.15	Executive Officer Annual Incentive Plan of Hudson City Savings Bank(9)
10.16	Amended and Restated Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc.(9)
10.17	Amended and Restated Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc.(9)
10.18	Amended and Restated Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc.(9)
10.19	Form of Amended and Restated Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc.(9)
10.20	Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc.(9)
10.21	Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc.(9)
10.22	Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc.(9)
10.23	Form of Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc.(9)
10.24	Hudson City Bancorp, Inc. 2006 Stock Incentive Plan(10)
10.25	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement(11)

EXHIBIT	DESCRIPTION
10.26	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement(11)
10.27	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement(11)
10.28	Benefit Maintenance Plan of Hudson City Savings Bank*
10.29	Summary of Material Terms of Directed Charitable Contribution Program(11)
10.30	Summary of Director Compensation(11)
10.31	Directors’ Deferred Compensation Plan of Hudson City Bancorp, Inc.*
10.32	Officers’ Deferred Compensation Plan of Hudson City Bancorp, Inc.*
21.1	Subsidiaries of Hudson City Bancorp, Inc.*
23.1	Consent of KPMG LLP*
31.1	Certification of Disclosure of Ronald E. Hermance, Jr.*
31.2	Certification of Disclosure of James C. Kranz*
32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

(1)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-122989 on Form S-3 filed with the Securities and Exchange Commission on February 25, 2005, as amended.

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2006.

(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.

(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007 and the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008.

(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on February 25, 2005.

(6)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.

(7)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

(8)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-114536 on Form S-8, filed with the Securities and Exchange Commission on April 16, 2004.

(9)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

(10)	Incorporated herein by reference to the Proxy Statement No. 000-26001 filed with the Securities and Exchange Commission on April 28, 2006.

(11)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007.

(12)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007.

(13)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008.

(*) Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on February 27, 2009.

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

NAME	TITLE	DATE

/s/ Ronald E. Hermance, Jr.	Director, Chairman, President and	February 27, 2009

Ronald E. Hermance, Jr.	Chief Executive Officer (Principal Executive Officer)

/s/ Denis J. Salamone	Director, Senior Executive Vice President and	February 27, 2009

Denis J. Salamone	Chief Operating Officer

/s/ Michael W. Azzara	Director	February 27, 2009

Michael W. Azzara

/s/ William G. Bardel	Director	February 27, 2009

William G. Bardel

/s/ Scott A. Belair	Director	February 27, 2009

Scott A. Belair

/s/ Victoria H. Bruni	Director	February 27, 2009

Victoria H. Bruni

/s/ William J. Cosgrove	Director	February 27, 2009

William J. Cosgrove

/s/ Donald O. Quest	Director	February 27, 2009

Donald O. Quest

/s/ Joseph G. Sponholz	Director	February 27, 2009

Joseph G. Sponholz