Form 10-Q
period 2009-03-31
HUDSON CITY BANCORP INC
filed 2009-05-08
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2009

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
Yes ☑           No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐           No ☐
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
Yes ☐           No ☑
As of May 4, 2009, the registrant had 521,490,952 shares of common stock, $0.01 par value, outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other corresponding terminology. Examples of forward-looking statements include, but are not limited to estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. These factors include, but are not limited to:
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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2009	2008
(In thousands, except share and per share amounts)	(unaudited)
Assets:
Cash and due from banks	$230,123	$184,915
Federal funds sold	118,019	76,896

Total cash and cash equivalents	348,142	261,811
Securities available for sale:
Mortgage-backed securities	11,149,867	9,915,554
Investment securities	3,532,186	3,413,633
Securities held to maturity:
Mortgage-backed securities (fair value of $9,787,710 at March 31, 2009 and $9,695,445 at December 31, 2008)	9,537,148	9,572,257
Investment securities (fair value of $447,156 at March 31, 2009 and $50,512 at December 31, 2008)	450,140	50,086

Total securities	24,669,341	22,951,530

Loans	30,105,753	29,418,888
Deferred loan costs	69,498	71,670
Allowance for loan losses	(65,121)	(49,797)

Net loans	30,110,130	29,440,761
Federal Home Loan Bank of New York stock	867,820	865,570
Foreclosed real estate, net	11,626	15,532
Accrued interest receivable	299,952	299,045
Banking premises and equipment, net	73,479	73,502
Goodwill	152,109	152,109
Other assets	37,159	85,468

Total Assets	$56,569,758	$54,145,328

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$19,851,689	$17,949,846
Noninterest-bearing	584,227	514,196

Total deposits	20,435,916	18,464,042
Repurchase agreements	15,100,000	15,100,000
Federal Home Loan Bank of New York advances	15,175,000	15,125,000

Total borrowed funds	30,275,000	30,225,000
Due to brokers	446,969	239,100
Accrued expenses and other liabilities	359,075	278,390

Total liabilities	51,516,960	49,206,532

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 521,260,395 shares outstanding at March 31, 2009 and 523,770,617 shares outstanding at December 31, 2008	7,415	7,415
Additional paid-in capital	4,642,552	4,641,571
Retained earnings	2,253,361	2,196,235
Treasury stock, at cost; 220,206,160 shares at March 31, 2009 and 217,695,938 shares at December 31, 2008	(1,768,615)	(1,737,838)
Unallocated common stock held by the employee stock ownership plan	(214,742)	(216,244)
Accumulated other comprehensive income, net of tax	132,827	47,657

Total shareholders’ equity	5,052,798	4,938,796

Total Liabilities and Shareholders’ Equity	$56,569,758	$54,145,328

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$414,208	$346,277
Consumer and other loans	5,990	6,856
Mortgage-backed securities held to maturity	121,931	124,845
Mortgage-backed securities available for sale	128,983	69,510
Investment securities held to maturity	2,358	10,946
Investment securities available for sale	43,303	38,555
Dividends on Federal Home Loan Bank of New York stock	6,373	14,226
Federal funds sold	176	2,073

Total interest and dividend income	723,322	613,288

Interest Expense:
Deposits	138,824	158,016
Borrowed funds	300,667	261,957

Total interest expense	439,491	419,973

Net interest income	283,831	193,315
Provision for Loan Losses	20,000	2,500

Net interest income after provision for loan losses	263,831	190,815

Non-Interest Income:
Service charges and other income	2,125	2,221
Gain on securities transactions, net	148	—

Total non-interest income	2,273	2,221

Non-Interest Expense:
Compensation and employee benefits	32,731	31,545
Net occupancy expense	8,480	7,371
Federal deposit insurance assessment	2,616	416
Other expense	10,967	8,780

Total non-interest expense	54,794	48,112

Income before income tax expense	211,310	144,924
Income tax expense	83,647	56,255

Net income	$127,663	$88,669

Basic earnings per share	$0.26	$0.18

Diluted earnings per share	$0.26	$0.18

Weighted Average Number of Common Shares Outstanding:
Basic	487,567,802	483,092,588
Diluted	491,326,567	494,384,738
See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,641,571	4,578,578
Stock option plan expense	3,736	3,702
Tax benefit from stock plans	1,505	1,722
Allocation of ESOP stock	1,332	2,340
RRP stock granted	(6,771)	—
Vesting of RRP stock	1,179	371

Balance at end of period	4,642,552	4,586,713

Retained Earnings:
Balance at beginning of year	2,196,235	2,002,049
Net Income	127,663	88,669
Dividends paid on common stock ($0.14 and $0.09 per share, respectively)	(68,328)	(43,483)
Exercise of stock options	(2,209)	(1,448)

Balance at end of period	2,253,361	2,045,787

Treasury Stock:
Balance at beginning of year	(1,737,838)	(1,771,106)
Purchase of common stock	(40,695)	(3,143)
Exercise of stock options	3,147	3,889
RRP stock granted	6,771	—

Balance at end of period	(1,768,615)	(1,770,360)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(216,244)	(222,251)
Allocation of ESOP stock	1,502	1,502

Balance at end of period	(214,742)	(220,749)

Accumulated other comprehensive income(loss):
Balance at beginning of year	47,657	16,622

Net unrealized holding gains on securities available for sale arising during period, net of tax expense of $59,751 and $30,848 in 2009 and 2008, respectively	86,605	44,667
Reclassification adjustment for gains in net income, net of tax of expense $61 and $0 in 2009 and 2008, respectively	(87)	—
Pension and other postretirement benefits adjustment, net of tax benefit of $930 and $4 for 2009 and 2008, respectively	(1,348)	(6)

Other comprehensive income, net of tax	85,170	44,661

Balance at end of period	132,827	61,283

Total Shareholders’ Equity	$5,052,798	$4,710,089

Summary of comprehensive income
Net income	$127,663	$88,669
Other comprehensive income, net of tax	85,170	44,661

Total comprehensive income	$212,833	$133,330

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)
Cash Flows from Operating Activities:
Net income	$127,663	$88,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	11,747	6,444
Provision for loan losses	20,000	2,500
Gain on securities transactions, net	(148)	—
Share-based compensation, including committed ESOP shares	7,749	7,915
Deferred tax benefit	(7,184)	(5,367)
Increase in accrued interest receivable	(907)	(19,115)
(Increase) decrease in other assets	(4,750)	467
Increase in accrued expenses and other liabilities	79,337	56,795

Net Cash Provided by Operating Activities	233,507	138,308

Cash Flows from Investing Activities:
Originations of loans	(1,315,546)	(820,420)
Purchases of loans	(723,293)	(543,418)
Principal payments on loans	1,345,615	655,923
Principal collection of mortgage-backed securities held to maturity	333,280	310,267
Purchases of mortgage-backed securities held to maturity	(300,000)	(423,049)
Principal collection of mortgage-backed securities available for sale	365,801	216,717
Purchases of mortgage-backed securities available for sale	(1,242,355)	(1,717,950)
Proceeds from maturities and calls of investment securities held to maturity	50,000	1,286,840
Purchases of investment securities held to maturity	(450,097)	—
Proceeds from maturities and calls of investment securities available for sale	725,000	984,901
Proceeds from sales of investment securities available for sale	317	—
Purchases of investment securities available for sale	(849,450)	(1,900,000)
Purchases of Federal Home Loan Bank of New York stock	(29,250)	(49,500)
Redemption of Federal Home Loan Bank of New York stock	27,000	720
Purchases of premises and equipment, net	(2,525)	(1,167)
Net proceeds from sale of foreclosed real estate	3,033	1,651

Net Cash Used in Investment Activities	(2,062,470)	(1,998,485)

Cash Flows from Financing Activities:
Net increase in deposits	1,971,874	923,731
Proceeds from borrowed funds	650,000	1,100,000
Principal payments on borrowed funds	(600,000)	(16,000)
Dividends paid	(68,328)	(43,483)
Purchases of treasury stock	(40,695)	(3,143)
Exercise of stock options	938	2,441
Tax benefit from stock plans	1,505	1,722

Net Cash Provided by Financing Activities	1,915,294	1,965,268

Net Increase in Cash and Cash Equivalents	86,331	105,091
Cash and Cash Equivalents at Beginning of Year	261,811	217,544

Cash and Cash Equivalents at End of Period	$348,142	$322,635

Supplemental Disclosures:
Interest paid	$441,684	$415,872

Loans transferred to foreclosed real estate	$1,302	$2,703

Income tax payments	$2,163	$5,181

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
2. Basis of Presentation
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2009. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s December 31, 2008 Annual Report on Form 10-K.
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2009			2008
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$127,663			$88,669

Basic earnings per share:
Income available to common stockholders	$127,663	487,568	$0.26	$88,669	483,093	$0.18

Effect of dilutive common stock equivalents	—	3,759		—	11,292

Diluted earnings per share:
Income available to common stockholders	$127,663	491,327	$0.26	$88,669	494,385	$0.18

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
4. Stock Repurchase Programs
Under our previously announced stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock, which may be reissued for general corporate use. During the three months ended March 31, 2009, we purchased 3.8 million shares of our common stock at an aggregate cost of $40.7 million. As of March 31, 2009, there remained 50,323,550 shares to be purchased under the existing stock repurchase programs.
5. Fair Value Measurements
SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values.
We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at March 31, 2009. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.
In accordance with SFAS No. 157, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
• Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
• Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.
• Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.
We base our fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by government-sponsored enterprises. The fair values for substantially all of these securities are obtained from an independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. We also own equity securities with a carrying value of $7.1 million for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2009.

		Fair Value Measurements at March 31, 2009
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
		(In thousands)
Available for sale:
Mortgage-backed securities	$11,149,867	$—	$11,149,867	$—
Investment securities	3,532,186	7,088	3,525,098	—

Total available for sale	$14,682,053	$7,088	$14,674,965	$—

Assets that were measured at fair value on a non-recurring basis at March 31, 2009 were limited to non-performing commercial and construction loans that are collateral dependent and foreclosed real estate. Collateral dependent loans evaluated for impairment amounted to $10.5 million at March 31, 2009. Based on this evaluation, we established an allowance for loan losses of $940,000 for such impaired loans. The provision for loan losses related to these loans amounted to $122,000 for the first quarter of 2009. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs. Since all of our impaired loans at March 31, 2009 are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.
Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of an allowance for losses, at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate at March 31, 2009 amounted to $11.6 million. During the first quarter of 2009, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $1.2 million. Write downs related to foreclosed real estate that were charged to non-interest expense amounted to $1.2 million for that same period.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2009.

	Fair Value Measurements at March 31, 2009
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Assets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
Impaired loans	$—	$—	$10,513
Foreclosed real estate	—	—	11,626
6. Postretirement Benefit Plans
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
In 2005, we limited participation in the non-contributory retirement plan and the post-retirement benefit plan to those employees hired on or before July 31, 2005. We also placed a cap on paid medical expenses at the 2007 rate, beginning in 2008, for those eligible employees who retire after December 31, 2005. As part of our acquisition of Sound Federal Bancorp (“Sound Federal”) in 2006, participation in the Sound Federal retirement plans and the accrual of benefits for such plans were frozen as of the acquisition date.
The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended March 31,
	Retirement Plans		Other Benefits
	2009	2008	2009	2008
	(In thousands)
Service cost	$1,003	$881	$234	$253
Interest cost	1,863	1,682	529	544
Expected return on assets	(1,939)	(2,135)	—	—
Amortization of:
Net loss	824	81	128	141
Unrecognized prior service cost	85	82	(391)	(391)

Net periodic benefit cost	$1,836	$591	$500	$547

We made no contributions to the pension plans during the first quarter of 2009 or 2008.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
7. Stock-Based Compensation
Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	Three Months Ended March 31,
	2009		2008
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	26,728,119	$10.35	29,080,114	$7.91
Granted	3,025,000	12.03	3,675,000	15.69
Exercised	(392,028)	2.23	(489,072)	4.99
Forfeited	(10,859)	2.16	—	—

Outstanding at end of period	29,350,232	10.62	32,266,042	8.84

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP Plan”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the SIP Plan. Grants were made in 2006, 2007 and 2008 pursuant to the SIP Plan for 7,960,000, 3,527,500 and 4,025,000 options, respectively, at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 5,035,000 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 10,477,500 shares have vesting periods ranging from two to three years if certain financial performance measures are met. Subject to review and verification by the Committee, we believe we attained these performance measures and have therefore recorded compensation expense for the 2006, 2007 and 2008 grants.
During 2009, the Committee authorized stock option grants (the “2009 grants”) pursuant to the SIP Plan for 3,025,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 2,875,000 will vest in January 2012 if certain financial performance measures are met and employment continues through the vesting date. The remaining 150,000 options will vest in January 2010. The 2009 grants have an expiration period of ten years. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2009 grants.
The fair value of the 2009 grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during the three months ended March 31, 2009 was $1.93.

2009
Expected dividend yield	4.80%
Expected volatility	29.30%
Risk-free interest rate	1.73%
Expected option life	5.5 years
Compensation expense related to our outstanding stock options amounted to $3.7 million for each of the quarters ended March 31, 2009 and 2008.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Stock Awards
During 2009, the Committee authorized performance-based stock awards (the “2009 stock awards”) pursuant to the SIP Plan for 847,750 shares of our common stock. These shares were issued from Treasury Stock and will vest in annual installments over a three-year period if certain performance measures are met and employment continues through the vesting date. None of these shares may be sold or transferred before the January 2012 vesting date. We have determined that it is probable these performance measures will be met and have therefore recorded compensation expense for the 2009 stock awards. Expense for the 2009 stock awards is recognized over the vesting period and is based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, we have 112,245 shares of unvested stock awards that were granted in prior years. Total compensation expense for stock awards amounted to $1.2 million and $371,000 for the quarters ended March 31, 2009 and 2008, respectively.
8. Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position, or FSP, FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP notes that a reporting entity should evaluate various factors to determine whether there has been a significant decrease in the volume and activity for the asset or liability when compared with normal activity for the asset or liability. These factors include, but are not limited to: few recent transactions (based on volume and level of activity in the market), price quotations are not based on current information, price quotations vary substantially over time or among market makers, indexes that previously were highly correlated with the fair values of the asset are demonstrably uncorrelated with recent fair values, abnormal liquidity risk premiums or implied yields for quoted prices when compared with reasonable estimates of credit and other non-performance risk for the asset class, abnormally wide bid-ask spread or significant increases in the bid-ask spread, and little information is released publicly. If the reporting entity concludes there has been a significant decrease in the volume or activity for the asset or liability in relation to normal market activity, then further analysis of the transactions or quoted prices is needed. This would include a change in valuation technique or the use of multiple valuation techniques to assist in the determination of a fair value of the asset or liability. This FSP is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. Early adoption is permitted for periods ending after (but not before) March 15, 2009. We did not elect to early adopt the FSP in the first quarter of 2009. We do not expect that our adoption of FSP FAS 157-4 effective April 1, 2009, will have a material impact on our financial condition, results of operations or financial statement disclosures.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends the disclosure requirements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB No. 28, “Interim Financial Reporting”, to require such disclosures in all interim financial statements. This FSP requires an entity to disclose in the body or in the accompanying notes of its interim financial statements and its annual financial statements the fair value of all financial instruments, whether recognized or not recognized in the statements of financial position, as required by SFAS No. 107. Fair value information

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
disclosed in the interim period notes will be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statements of financial position. An entity will also disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect to early adopt this FSP in the first quarter of 2009. The required interim period disclosures will be provided beginning with our June 30, 2009 consolidated financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP requires that an entity assess whether an impairment of a debt security is other-than-temporary and, as part of that assessment, determine its intent and ability to hold the security. If the entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. In addition, an other-than-temporary impairment shall be considered to have occurred if it is more likely than not that it will be required to sell the security before recovery of its amortized cost. Other-than-temporary impairments that are attributable to credit losses are to be recognized in income with the remaining decline in the fair value of a security recognized in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after (but not before) March 15, 2009. We did not elect to early adopt the FSP in the first quarter of 2009. We do not expect that our adoption of FSP FAS 115-2 and FAS 124-2 effective April 1, 2009 will have a material impact on our financial condition, results of operations or financial statement disclosures.
In January 2009, the FASB issued FSP No. EITF 99-20-1 which amends the guidance in Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in SFAS No. 115, FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, SEC Staff Accounting Bulletin Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, and other related literature. This FSP was effective for interim and annual reporting periods ending after December 15, 2008. FSP No. EITF 99- 20-1 did not have any effect on our financial condition, results of operations or financial statement disclosures.
In June 2008, FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether such instruments are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of the FSP. FSP No. EITF 03-6-1 did not have a material impact on our computation of EPS.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. A parent deconsolidates a subsidiary as of the date the parent ceases to have a controlling financial interest in the subsidiary. If a parent retains a non-controlling equity investment in the former subsidiary, that investment is measured at its fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the non-controlling equity investment. SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the controlling (parent) and the non-controlling owners of a subsidiary. This includes a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for Hudson City Bancorp). The adoption of SFAS No. 160 did not have any impact on our financial condition or results of operations.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We continue to focus on our traditional thrift business model by growing our franchise through the origination and purchase of one- to four-family mortgage loans and funding this loan production with borrowings and growth in deposit accounts. During the first quarter of 2009, we were able to fund our loan production with deposit growth.
Our results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, the prepayment rate on our mortgage-related assets and the calls of our borrowings. Our results of operations may also be affected significantly by national and local economic and competitive conditions, particularly those with respect to changes in market interest rates, credit quality, government policies and actions of regulatory authorities. Our results are also affected by the market price of our stock, as the expense of our employee stock ownership plan is related to the current price of our common stock.
The national economy has continued to contract, evidenced by increasing job losses, declining household wealth, and tight credit conditions. The national unemployment rate rose to 8.5% in March 2009 from 7.2% in December 2008 and averaged 5.8% for the calendar year 2008. The unemployment rate in the New York metropolitan area, where most of our lending activity occurs and where all of our branches are located, averaged 8.1% in March 2009. The S&P/Case-Shiller Home Price Index for the New York area declined by approximately 3.0% in the first quarter of 2009 and by 9.15% for 2008. The S&P/Case-Shiller U.S. National Home Price Index decreased by 18.2% in 2008.
As a result of the economic conditions, the Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) maintained the overnight lending rate at 0.00% to 0.25% during the first quarter. In addition, the FOMC plans to increase the Federal Reserve’s balance sheet with $750 billion and $100 billion in additional purchases of agency mortgage-backed securities and debt, respectively. The FOMC has also decided to purchase up to $300 billion of longer-term Treasury securities during the next six months. These measures are aimed at providing additional support to the mortgage and lending markets as well as improve conditions in private credit markets. As a result of these measures, short-term market interest rates have remained at low levels during the first quarter of 2009. This allowed us to re-price our short-term deposits and significantly reduce our cost of funds at a faster pace than the re-pricing of our interest-earning assets. As a result, our net interest rate spread and net interest margin increased from the fourth quarter of 2008 as well as from the first quarter of 2008.
Net income increased 44.0% for the first quarter of 2009 to $127.7 million as compared to $88.7 million for the first quarter of 2008.
Net interest income increased $90.5 million, or 46.8%, to $283.8 million for the first quarter 2009 as compared to $193.3 million for the first quarter of 2008. During the first quarter of 2009, our net interest rate spread increased 48 basis points to 1.75% and our net interest margin increased 34 basis points to 2.06% as compared to the first quarter in 2008. The increases in our net interest rate spread and net interest margin were due to a steeper yield curve which allowed us to reduce deposit costs at a faster pace than the decrease in our mortgage yields.

The provision for loan losses amounted to $20.0 million for the first quarter of 2009 as compared to $2.5 million for the first quarter of 2008. The increase in the provision for loan losses reflects the risks inherent in our loan portfolio due to decreases in real estate values in our lending markets, the increase in non-performing loans, the increase in loan charge-offs and worsening economic conditions, particularly increasing levels of unemployment. Non-performing loans were $320.2 million or 1.06% of total loans at March 31, 2009 as compared to $217.6 million or 0.74% of total loans at December 31, 2008. The increase in non-performing loans reflects the current economic recession coupled with the continued deterioration of the housing market. Net charge-offs amounted to $4.7 million for the first quarter of 2009 as compared to $469,000 for the first quarter of 2008. The conditions in the housing market are evidenced by declining house prices, reduced levels of home sales, increasing inventories of houses on the market, and an increase in the length of time houses remain on the market.
Total non-interest expense increased $6.7 million, or 13.9%, to $54.8 million for the first quarter of 2009 from $48.1 million for the first quarter of 2008. The increase is primarily due to a $1.2 million increase in compensation and employee benefits expense, a $1.1 million increase in net occupancy expense, a $2.2 million increase in Federal deposit insurance expense and a $2.2 increase in other non-interest expense.
We grew our assets by 4.5% to $56.57 billion at March 31, 2009 from $54.15 billion at December 31, 2008. Loans increased $669.4 million to $30.11 billion at March 31, 2009 from $29.44 billion at December 31, 2008. While the residential real estate markets have weakened considerably during the past year, low market interest rates, decreased lending competition and an increase in mortgage refinancing caused by market interest rates that are at near historic lows have resulted in increased loan production. The increase in refinancing activity has also caused an increase in principal repayments.
Total securities increased $1.72 billion to $24.67 billion at March 31, 2009 from $22.95 billion at December 31, 2008. The increase in securities was primarily due to purchases (including purchases recorded in the first quarter of 2009 with settlement dates after March 31, 2009) of mortgage-backed and investment securities of $1.75 billion and $1.30 billion, respectively, partially offset by principal collections on mortgage-backed securities of $699.1 million and calls of investment securities of $775.0 million.
The increase in our total assets during the first quarter of 2009 was funded primarily by an increase in customer deposits. Deposits increased $1.98 billion to $20.44 billion at March 31, 2009 from $18.46 billion at December 31, 2008. The increase in deposits was attributable to growth in our time deposits and money market accounts. The increase in these accounts was a result of our competitive pricing strategies that focused on attracting these types of deposits as well as customer preferences for time deposits rather than other types of deposit accounts. In addition, we believe the turmoil in the credit and equity markets has made deposit products in strong financial institutions desirable for many customers. Borrowed funds increased $50.0 million to $30.28 billion at March 31, 2009 from $30.23 billion at December 31, 2008. The additional borrowed funds were used primarily to supplement our deposit growth.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008
Total assets increased $2.42 billion, or 4.5%, to $56.57 billion at March 31, 2009 from $54.15 billion at December 31, 2008.
Loans increased $669.4 million, or 2.3%, to $30.11 billion at March 31, 2009 from $29.44 billion at December 31, 2008 due primarily to the origination of residential first mortgage loans in New Jersey, New York and Connecticut and our continued loan purchase activity. For the first quarter of 2009, we originated $1.32 billion and purchased $723.3 million of loans, compared to originations of $820.4 million and purchases of $543.4 million for the first quarter of 2008. The origination and purchases of loans were partially offset by principal repayments of $1.35 billion for the first quarter of 2009 as compared to $655.9 million for the first quarter of 2008. Loan originations have increased due primarily to our competitive rates and an increase in mortgage refinancing caused by market interest rates that are at near-historic lows. Our loan production has also benefited from decreased lending competition resulting from the absence of historically significant competitors that have not survived the current financial crisis. The increase in refinancing activity occurring in the marketplace has also caused an increase in principal repayments in the first quarter of 2009.
Our first mortgage loan originations and purchases during the first quarter of 2009 were substantially all in one-to four-family mortgage loans. Approximately 47.0% of mortgage loan originations for the first quarter of 2009 were variable-rate loans as compared to approximately 48.0% for the first quarter of 2008. Substantially all purchased mortgage loans during the quarter ended March 31, 2009 were fixed-rate loans since variable-rate loans available for purchase are typically outside of our defined geographic parameters and include features, such as option ARM’s, that do not meet our underwriting standards. Fixed-rate mortgage loans accounted for 75.0% of our first mortgage loan portfolio at March 31, 2009 and 75.7% at December 31, 2008.
The following table presents the geographic distribution of our loan portfolio and our non-performing loans:

	At March 31, 2009		At December 31, 2008
	Total loans	Non-performing loans	Total loans	Non-performing loans
New Jersey	44.5%	42.5%	44.8%	40.4%
New York	16.3%	20.1%	15.6%	22.6%
Connecticut	9.9%	3.7%	9.3%	2.3%

Total New York metropolitan area	70.7%	66.3%	69.7%	65.3%

Virginia	5.3%	3.3%	5.5%	4.2%
Illinois	4.1%	3.6%	4.3%	3.5%
Maryland	4.1%	4.3%	4.2%	5.4%
Massachusetts	2.9%	2.5%	3.0%	2.7%
Minnesota	1.7%	3.6%	1.8%	3.8%
Michigan	1.6%	4.4%	1.7%	3.7%
Pennsylvania	1.5%	1.6%	1.5%	1.5%
All others	8.1%	10.4%	8.3%	9.9%

	29.3%	33.7%	30.3%	34.7%

	100.0%	100.0%	100.0%	100.0%

Total mortgage-backed securities increased $1.20 billion to $20.69 billion at March 31, 2009 from $19.49 billion at December 31, 2008. This increase in total mortgage-backed securities resulted from the purchase of $1.54 billion of mortgage-backed securities, all of which were issued by U.S. government-sponsored enterprises. The increase was partially offset by repayments of $699.1 million. At March 31, 2009, variable-rate mortgage-backed securities accounted for 80.4% of our portfolio compared with 83.5% at December 31, 2008. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our loan production includes a concentration of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations.
Total investment securities increased $518.6 million to $3.98 billion at March 31, 2009 as compared to $3.46 billion at December 31, 2008. The increase in investment securities is primarily due to purchases of $1.30 billion. The increase was partially offset by calls of investment securities of $775.0 million.
Total cash and cash equivalents increased $86.3 million to $348.1 million at March 31, 2009 as compared to $261.8 million at December 31, 2008. Other assets decreased $48.3 million, primarily due to a decrease in deferred tax assets of $49.7 million.
Total liabilities increased $2.31 billion, or 4.7%, to $51.52 billion at March 31, 2009 from $49.21 billion at December 31, 2008. The increase in total liabilities primarily reflected a $1.98 billion increase in deposits, a $207.9 million increase in due to brokers and a $50.0 million increase in borrowed funds.
Total deposits amounted to $20.44 billion at March 31, 2009 as compared to $18.46 billion at December 31, 2008. The increase in total deposits reflected a $1.35 billion increase in our time deposits, a $418.3 million increase in our money market checking accounts and a $136.3 million increase in our interest-bearing transaction accounts and savings accounts. The increase in our deposit accounts reflects our competitive pricing, our strategy to grow deposits and customer preference for these types of deposits. At March 31, 2009 we had 129 branches as compared to 127 at December 31, 2008 and 119 at March 31, 2008. In addition, we believe that the turmoil in the credit and equity markets has made deposit products in strong financial institutions desirable for many customers.
Borrowings amounted to $30.28 billion at March 31, 2009 as compared to $30.23 billion at December 31, 2008. The increase in borrowed funds was the result of $650.0 million of new borrowings at a weighted-average rate of 1.62%, largely offset by repayments of $600.0 million with a weighted average rate of 1.52%. Borrowed funds at March 31, 2009 were comprised of $15.18 billion of Federal Home Loan Bank of New York (“FHLB”) advances and $15.10 billion of securities sold under agreements to repurchase.
Substantially all of our borrowed funds are callable at the discretion of the issuer after an initial non-call period. As a result, if interest rates were to decrease, or remain consistent with current rates, these borrowings would probably not be called and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, these borrowings would likely be called at their next call date and our cost to replace these borrowings would increase. These call features are generally quarterly, after an initial non-call period of one to five years from the date of borrowing.
Our callable borrowings typically have a final maturity of ten years and may not be called for an initial period of one to five years. We have used this type of borrowing primarily to fund our loan growth because they have a longer duration than shorter-term non-callable borrowings and have a lower cost than a non-callable borrowing with a maturity date similar to the first call date of the callable borrowing. During the current period of credit instability we may not be able to continue to borrow in this manner. We believe that we will continue to be able to borrow from the same institutions as in the past, but structured callable borrowings may not be available. In order to fund our growth and provide for our liquidity we may need to borrow a combination of short-term borrowings with maturities of three to six months and longer term fixed-maturity borrowings with terms of two to five years. Our new borrowings in the first quarter of 2009 consisted of non-callable borrowings of $400.0 million with maturities of one to three months and $250.0 million of non-callable borrowings with maturities of two to three years.
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
Due to brokers amounted to $447.0 million at March 31, 2009 as compared to $239.1 million at December 31, 2008. Due to brokers at March 31, 2009 represents securities purchased in the first quarter of 2009 with settlement dates after March 31, 2009. Other liabilities increased to $359.1 million at March 31, 2009 as compared to $278.4 million at December 31, 2008. The increase is primarily the result of an increase in accrued taxes payable of $89.1 million.
Total shareholders’ equity increased $114.0 million to $5.05 billion at March 31, 2009 from $4.94 billion at December 31, 2008. The increase was primarily due to net income of $127.7 million for the quarter ended March 31, 2009 and an $85.2 million increase in accumulated other comprehensive income. These increases to shareholders’ equity were partially offset by cash dividends paid to common shareholders of $68.3 million and repurchases of our common stock of $40.7 million.
As of March 31, 2009, 50,323,550 shares were available for repurchase under our existing stock repurchase programs. During the first three months of 2009, we repurchased 3.8 million shares of our outstanding common stock at a total cost of $40.7 million. The repurchase of shares during the first quarter of 2009 offered us an effective use of capital as strong deposit growth provided liquidity and market conditions were favorable. The average price of shares repurchased in the first quarter was $10.85. Our capital ratios remain in excess of the regulatory requirements for a well-capitalized bank. See “Liquidity and Capital Resources”.
The accumulated other comprehensive income of $132.8 million at March 31, 2009 includes a $161.1 million after-tax net unrealized gain on securities available for sale ($272.4 million pre-tax) partially offset by a $28.3 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by U.S. government–sponsored enterprises. We do not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.

At March 31, 2009, our shareholders’ equity to asset ratio was 8.93% compared with 9.12% at December 31, 2008. For the first quarter of 2009, the ratio of average shareholders’ equity to average assets was 9.08% compared with 10.35% for the first quarter of 2008. The lower equity-to-assets ratios reflect our strategy to grow assets and pay dividends. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $10.40 at March 31, 2009 and $10.10 at December 31, 2008. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $10.07 as of March 31, 2009 and $9.77 at December 31, 2008.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and 2008
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended March 31, 2009 and 2008. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
		2009				2008
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$29,346,715	$414,208	5.65%		$24,050,648	$346,277	5.76%
Consumer and other loans	402,059	5,990	5.96		435,627	6,856	6.30
Federal funds sold	146,751	176	0.49		277,400	2,073	3.01
Mortgage-backed securities at amortized cost	19,435,625	250,914	5.16		14,690,323	194,355	5.29
Federal Home Loan Bank stock	872,095	6,373	2.92		721,542	14,226	7.89
Investment securities, at amortized cost	3,692,237	45,661	4.95		4,190,796	49,501	4.72

Total interest-earning assets	53,895,482	723,322	5.37		44,366,336	613,288	5.53

Noninterest-earnings assets	1,209,460				749,141

Total Assets	$55,104,942				$45,115,477

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$718,720	1,348	0.76		$731,766	1,372	0.75
Interest-bearing transaction accounts	1,624,474	9,068	2.26		1,565,329	12,901	3.31
Money market accounts	2,918,741	16,705	2.32		1,682,795	15,897	3.80
Time deposits	13,602,195	111,703	3.33		10,952,763	127,846	4.69

Total interest-bearing deposits	18,864,130	138,824	2.98		14,932,653	158,016	4.26

Repurchase agreements	15,099,951	151,052	4.06		12,006,644	128,407	4.30
Federal Home Loan Bank of New York advances	15,266,667	149,615	3.97		12,716,379	133,550	4.22

Total borrowed funds	30,366,618	300,667	4.02		24,723,023	261,957	4.26

Total interest-bearing liabilities	49,230,748	439,491	3.62		39,655,676	419,973	4.26

Noninterest-bearing liabilities:
Noninterest-bearing deposits	563,360				509,924
Other noninterest-bearing liabilities	310,286				280,569

Total noninterest-bearing liabilities	873,646				790,493

Total liabilities	50,104,394				40,446,169
Shareholders’ equity	5,000,548				4,669,308

Total Liabilities and Shareholders’ Equity	$55,104,942				$45,115,477

Net interest income/net interest rate spread (2)		$283,831	1.75			$193,315	1.27

Net interest-earning assets/net interest margin (3)	$4,664,734		2.06%		$4,710,660		1.72%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.12	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $127.7 million for the first quarter of 2009, an increase of $39.0 million, or 44.0%, compared with net income of $88.7 million for the first quarter of 2008. Basic and diluted earnings per common share were both $0.26 for the first quarter of 2009 as compared to $0.18 for both basic and diluted earnings per share for the first quarter of 2008. For the three months ended March 31, 2009, our annualized return on average shareholders’ equity was 10.21%, compared with 7.60% for the corresponding period in 2008. Our annualized return on average assets for the first quarter of 2009 was 0.93% as compared to 0.79% for the first quarter of 2008. The increase in the annualized return on average equity and assets is primarily due to the increase in net income during the first three months of 2009.
Interest and Dividend Income. Total interest and dividend income for the first quarter of 2009 increased $110.0 million, or 17.9%, to $723.3 million as compared to $613.3 million for the first quarter of 2008. The increase in total interest and dividend income was primarily due to a $9.53 billion, or 21.5%, increase in the average balance of total interest-earning assets to $53.90 billion for the first quarter of 2009 as compared to $44.37 billion for the first quarter of 2008. The increase in the average balance of total interest-earning assets was partially offset by a decrease of 16 basis points in the annualized weighted-average yield on total interest-earning assets to 5.37% for the quarter ended March 31, 2009 from 5.53% for the same quarter in 2008.
Interest on first mortgage loans increased $67.9 million to $414.2 million for the first quarter of 2009 as compared to $346.3 million for the same quarter in 2008. This was primarily due to a $5.30 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on the growth of our mortgage loan portfolio and an increase in mortgage refinancing caused by market interest rates that are at near-historic lows. The increase in first mortgage loan income was partially offset by an 11 basis point decrease in the weighted-average yield to 5.65%. Market interest rates decreased in the second half of 2008 and during the first quarter of 2009, resulting in a decrease in the weighted-average yield of our mortgage portfolio.
Interest on consumer and other loans decreased $866,000 to $6.0 million for the first quarter of 2009 from $6.9 million for the first quarter of 2008. The average balance of consumer and other loans decreased $33.5 million to $402.1 million for the first quarter of 2009 as compared to $435.6 million for the first quarter of 2008 and the average yield earned decreased 34 basis points to 5.96% as compared to 6.30% for the same respective periods.
Interest on mortgage-backed securities increased $56.5 million to $250.9 million for the first quarter of 2009 as compared to $194.4 million for the first quarter of 2008. This increase was due primarily to a $4.75 billion increase in the average balance of mortgage-backed securities to $19.44 billion during the first quarter of 2009 as compared to $14.69 billion the first quarter of 2008, partially offset by a 13 basis point decrease in the weighted-average yield to 5.16%.
The increases in the average balances of mortgage-backed securities were due to purchases of variable-rate mortgage-backed securities as part of our interest rate risk management strategy. Since our loan production includes a concentration of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations while providing a source of cash flow from monthly principal and interest payments. The decrease in the weighted average yield on mortgage-backed securities is a result of lower yields on securities purchased during the second half of 2008 and the first three months of 2009 when market interest rates were lower than the yield earned on the existing portfolio.

Interest on investment securities decreased $3.8 million to $45.7 million during the first quarter of 2009 as compared to $49.5 million for the first quarter of 2008. This decrease was due primarily to a $498.6 million decrease in the average balance of investment securities to $3.69 billion for the first quarter of 2009 from $4.19 billion for the first quarter of 2008. The decrease in the average balance of investment securities was due to call activity. The proceeds from the calls of investment securities were used in part to fund our loan production and the purchase of mortgage-backed securities during 2008. During the first quarter of 2009, proceeds from the calls of investment securities were primarily reinvested in investment securities. The impact on interest income from the decrease in the average balance of investment securities was partially offset by an increase in the average yield of investment securities which increased 23 basis points to 4.95%. The average yield increased due to higher yields on securities purchased during 2008 and the first quarter of 2009.
Dividends on FHLB stock decreased $7.8 million or 54.9% to $6.4 million for the first quarter of 2009 as compared to $14.2 million for the first quarter of 2008. The decrease was due to a 497 basis point decrease in the average yield to 2.92% as compared to 7.89% for the first quarter of 2008. This decrease was partially offset by a $150.6 million increase in the average balance to $872.1 million for the first quarter of 2009 as compared to $721.5 million for the same quarter in 2008. We cannot predict the future amount of dividends that the FHLB may pay or the timing and extent of any changes in the dividend yield.
Interest Expense. Total interest expense for the quarter ended March 31, 2009 increased $19.5 million, or 4.6%, to $439.5 million as compared to $420.0 million for the quarter ended March 31, 2008. This increase was primarily due to a $9.57 billion, or 24.1%, increase in the average balance of total interest-bearing liabilities to $49.23 billion for the first quarter of 2009 compared with $39.66 billion for the first quarter of 2008. This increase in interest-bearing liabilities was primarily used to fund asset growth. The increase in the average balance of total interest-bearing liabilities was partially offset by a 64 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 3.62% for the quarter ended March 31, 2009 compared with 4.26% for the quarter ended March 31, 2008.
Interest expense on our time deposit accounts decreased $16.1 million to $111.7 million for the first quarter of 2009 as compared to $127.8 million for the first quarter of 2008. This decrease was due to a decrease in the annualized weighted-average cost of 136 basis points to 3.33% for the first quarter of 2009 from 4.69% for the first quarter of 2008. This decrease was partially offset by a $2.65 billion increase in the average balance of time deposit accounts to $13.60 billion for the first quarter of 2009 from $10.95 billion for the first quarter of 2008. Interest expense on money market accounts increased $808,000 to $16.7 million for the first quarter of 2009 as compared to $15.9 million for the same quarter in 2008. This increase was due to a $1.24 billion increase in the average balance to $2.92 billion, partially offset by a 148 basis point decrease in the annualized weighted-average cost to 2.32%. Interest expense on our interest-bearing transaction accounts decreased $3.8 million to $9.1 million for the first quarter of 2009. The decrease is due to a 105 basis point decrease in the annualized weighted-average cost to 2.26%, partially offset by a $59.1 million increase in the average balance to $1.62 billion.
The increases in the average balances of interest-bearing deposits reflect our strategy to expand our branch network and to grow our existing branches by offering competitive rates. In addition, we believe the turmoil in the credit and equity markets have made deposit products in strong financial institutions desirable for many customers. The decrease in the average cost of deposits for the 2009 quarter reflected lower market interest rates. At March 31, 2009, time deposits scheduled to mature within one year totaled

$13.70 billion with an average cost of 3.11%. These time deposits are scheduled to mature as follows: $8.22 billion with an average cost of 3.31% in the second quarter of 2009, $3.04 billion with an average cost of 2.68% in the third quarter of 2009, $475.9 million with an average cost of 3.37% in the fourth quarter of 2009 and $1.95 billion with an average cost of 2.87% in the first quarter of 2010. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.
Interest expense on borrowed funds increased $38.7 million to $300.7 million as compared to $262.0 million for the first quarter of 2009 primarily due to a $5.64 billion increase in the average balance of borrowed funds to $30.37 billion, partially offset by a 24 basis point decrease in the annualized weighted-average cost of borrowed funds to 4.02%.
Borrowed funds were used to supplement deposit growth to fund a significant portion of the growth in interest-earning assets during 2008. We have been able to fund substantially all of our 2009 growth with deposit growth. The decrease in the average cost of borrowings for the first quarter of 2009 reflected new borrowings in 2009 and 2008, when market interest rates were lower than existing borrowings and borrowings that matured. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. We anticipate that none of the borrowings will be called in 2009 assuming that market interest rates remain at current levels.
Net Interest Income. Net interest income increased $90.5 million, or 46.8%, to $283.8 million for the first quarter of 2009 compared with $193.3 million for the first quarter of 2008. Our net interest rate spread increased 48 basis points to 1.75% for the first quarter of 2009 from 1.27% for the same quarter in 2008. Our net interest margin increased 34 basis points to 2.06% for the first quarter of 2009 from 1.72% for the same quarter in 2008.
The increase in our net interest margin and net interest rate spread was primarily due to the decrease in the weighted-average cost of interest-bearing liabilities. The increases in our net interest rate spread and net interest margin were due to a steeper yield curve which allowed us to reduce deposit costs at a faster pace than the decrease in our mortgage yields.
Provision for Loan Losses. The provision for loan losses amounted to $20.0 million for the quarter ended March 31, 2009 as compared to $2.5 million for the quarter ended March 31, 2008. The allowance for loan losses amounted to $65.1 million and $49.8 million at March 31, 2009 and December 31, 2008, respectively. We recorded our provision for loan losses during the first three months of 2009 based on our allowance for loan losses methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, which increased to $320.2 million at March 31, 2009 from $217.6 million at December 31, 2008, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and growth in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with original loan-to-value ratios of less than 80%. The average loan-to-value ratio of our first quarter 2009 first mortgage loan originations and our total first mortgage loan portfolio was 59% and 61%, respectively using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the first quarter of 2009, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, have continued to deteriorate from 2008 levels, as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. In addition, general economic conditions in the United States have also worsened, particularly with respect to rising levels of unemployment during the first quarter of 2009. We considered these trends in economic and market conditions in determining the provision for loan losses also taking into account the continued growth of our loan portfolio.
We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina. At March 31, 2009, approximately 70.7% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania accounted for 5.3%, 4.1%, 4.1%, 2.9%, 1.7%, 1.6% and 1.5%, respectively of total loans. The remaining 8.1% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. With respect to our non-performing loans, approximately 66.3% are in the New York metropolitan area and 3.3%, 3.6%, 4.3%, 2.5%, 3.6%, 4.4% and 1.6% are located in the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania, respectively. The remaining 10.4% of our non-performing loans are secured by real estate primarily in the remainder of the Northeast quadrant of the United States.
The national economy has been in a recessionary cycle for approximately 18 months with the housing and real estate markets suffering significant losses in value. The faltering economy has been marked by contractions in the availability of business and consumer credit, increases in corporate borrowing rates, falling home prices, increasing home foreclosures and rising levels of unemployment. As a result, the financial, capital and credit markets are experiencing significant adverse conditions. These conditions have caused significant deterioration in the activity of the secondary residential mortgage market and a lack of available liquidity. The disruptions have been exacerbated by the acceleration of the decline of the real estate and housing market. There have not been any significant signs of improvement in these conditions during the first quarter of 2009 as unemployment rates continue to increase and household wealth continues to decline. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We determined the provision for loan losses for the first quarter of 2009 based on our evaluation of the foregoing factors, the growth of the loan portfolio, the recent increases in non-performing loans and net loan charge-offs, and the increasing trend in the unemployment rate.
At March 31, 2009, first mortgage loans secured by one-to four-family properties accounted for 98.5% of total loans. Fixed-rate mortgage loans represent 75.0% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans.
Included in our loan portfolio at March 31, 2009 and December 31, 2008 are interest-only loans of approximately $3.60 billion and $3.47 billion, respectively. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $25.9 million and $16.6 million of non-performing interest-only loans at March 31, 2009 and December 31, 2008, respectively.

Non-performing loans amounted to $320.2 million at March 31, 2009 as compared to $217.6 million at December 31, 2008. Non-performing loans at March 31, 2009 included $308.7 million of one- to four-family first mortgage loans as compared to $207.0 million at December 31, 2008. The ratio of non-performing loans to total loans was 1.06% at March 31, 2009 compared with 0.74% at December 31, 2008. The allowance for loan losses as a percent of total loans was 0.22% at March 31, 2009 as compared to 0.17% at December 31, 2008, and for non-performing loans was 20.34% at March 31, 2009 as compared to 22.89% at December 31, 2008. Loans delinquent 60 to 89 days amounted to $124.2 million at March 31, 2009 as compared to $104.7 million at December 31, 2008. Foreclosed real estate amounted to $11.6 million at March 31, 2009 as compared to $15.5 million at December 31, 2008. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. At March 31, 2009, our non-performing mortgage loans had an average loan-to-value ratio of approximately 67.9% based on the appraised value at the time of origination. Due to the steady deterioration of real estate values, the loan-to-value ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.
Net charge-offs amounted to $4.7 million for the first three months of 2009 as compared to net charge-offs of $469,000 for the corresponding period in 2008. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until this current recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect its interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 24 to 30 months from the initial non-performing period. As real estate prices continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to monitor closely the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.
At March 31, 2009 and December 31, 2008, commercial and construction loans evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” amounted to $10.5 million and $9.5 million, respectively. Based on this evaluation, we established an allowance for loan losses of $940,000 for loans classified as impaired at March 31, 2009 compared to $818,000 at December 31, 2008.
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

Non-Interest Income. Total non-interest income was $2.3 million for the first quarter 2009 as compared to $2.2 million for the same quarter in 2008. Non-interest income primarily consists of service charges on loans and deposits.
Non-Interest Expense. Total non-interest expense increased $6.7 million, or 13.9%, to $54.8 million for the first quarter of 2009 from $48.1 million for the first quarter of 2008. The increase is primarily due to a $1.2 million increase in compensation and employee benefits expense, a $1.1 million increase in net occupancy expense, a $2.2 million increase in Federal deposit insurance expense and a $2.2 million increase in other non-interest expense. The increase in compensation and employee benefits expense included a $1.6 million increase in compensation costs, due primarily to normal increases in salary as well as additional full time employees for our new branches, a $1.4 million increase in pension costs and an $842,000 increase in costs related to our health plan. These increases were partially offset by a $2.5 million decrease in expense related to our stock benefit plans. This decrease was due primarily to a decrease in ESOP expense as a result of a decline in the price of our common stock. At March 31, 2009, we had 1,458 full-time equivalent employees as compared to 1,355 at March 31, 2008. The increase in net occupancy expense and other non-interest expense is primarily the result of our branch expansion as well as growth in the existing franchise. The increase in the Federal deposit insurance expense is primarily the result of an assessment credit that was used to offset a substantial portion of our first quarter 2008 deposit insurance assessment. This assessment was fully utilized in 2008. Included in other non-interest expense for the first quarter of 2009 were write downs on foreclosed real estate and net losses from the sale of foreclosed real estate of $1.2 million as compared to $156,000 for the first quarter of 2008.
The FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points (annualized) during the first quarter of 2009. The FDIC has also revised the assessment rates effective for the 2009 second quarter with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits and has adopted an interim rule, which remains subject to comment, imposing a 20 basis point emergency special assessment on the banking industry on June 30, 2009, which is to be collected on September 30, 2009. However, the FDIC may decrease the emergency special assessment from 20 basis points to 10 basis points if legislation passes that allows the FDIC to borrow more funds from the Treasury. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary, to maintain public confidence in federal deposit insurance. For Hudson City Savings, our total assessment rate would be 18 basis points. The increased deposit insurance premiums will result in a significant increase in our non-interest expense.
Our efficiency ratio was 19.15% for the three months ended March 31, 2009 as compared to 24.66% for the three months ended March 31, 2008. Our annualized ratio of non-interest expense to average total assets for the first quarter of 2009 was 0.40% as compared to 0.43% for the first quarter of 2008.
Income Taxes. Income tax expense amounted to $83.6 million for the three months ended March 31, 2009 compared with $56.3 million for the corresponding period in 2008. Our effective tax rate for the first quarter of 2009 was 39.58% compared with 38.82% for the first quarter of 2008.
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
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $1.32 billion and purchased $723.3 million of loans during the first quarter of 2009 as compared to $820.4 million and $543.4 million during the first quarter of 2008. While the residential real estate markets have slowed during the past year, our competitive rates, decreased mortgage lending competition and an increase in mortgage refinancing have resulted in increased origination production for the first three months of 2009. The increase in refinancing activity occurring in the marketplace has also caused an increase in principal repayments during the first quarter of 2009. At March 31, 2009, commitments to originate and purchase mortgage loans amounted to $595.5 million and $143.6 million, respectively as compared to $575.1 million and $1.12 billion, respectively at March 31, 2008. Conditions in the secondary mortgage market have made it more difficult for us to purchase loans that meet our underwriting standards. We expect that the amount of loan purchases may be at reduced levels for the near-term.
Purchases of mortgage-backed securities during the first quarter of 2009 were $1.54 billion as compared to $2.14 billion during the first quarter of 2008. The decrease in the purchases of mortgage-backed securities was due to our ability to utilize our deposit and borrowed fund growth for increased mortgage loan production during the first three months of 2009. In addition, proceeds from the calls of investment securities, which were used to fund the purchase of mortgage-backed securities during the first quarter of 2008, decreased in the first quarter of 2009. We purchased $1.30 billion of investment securities during the first quarter of 2009 as compared to $1.90 billion during the first quarter of 2008. Proceeds from the calls of investment securities amounted to $775.0 million during the first quarter of 2009 as compared to $2.27 billion for the corresponding period in 2008.
During the first quarter of 2009, principal repayments on loans totaled $1.35 billion as compared to $655.9 million for the first quarter of 2008. Principal payments on mortgage-backed securities amounted to $699.1 million and $527.0 million for those same respective periods. These increases in principal repayments were due primarily to the refinancing activity caused by market interest rates that are at near-historic lows.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first quarter of 2009, we purchased a net additional $2.3 million of FHLB common stock compared with net purchases of $48.8 million during the first quarter of 2008.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits increased $1.98 billion during the first quarter of 2009 as compared to an increase of $923.7 million for the first three months of 2008. These increases reflect our growth strategy and competitive pricing. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We believe the turmoil in the credit and equity markets have made deposit products in strong financial institutions desirable for many customers. Time deposits scheduled to mature within one year were $13.70 billion at March 31, 2009. These time deposits have a weighted average rate of 3.11%. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing interest rate.
We also used wholesale borrowings to fund our investing and financing activities. New borrowings totaled $650.0 million, largely offset by $600.0 million in principal repayments of borrowed funds. At March 31, 2009, we had $21.53 billion of borrowed funds with a weighted-average rate of 4.18% and with call dates within one year. We anticipate that none of these borrowings will be called assuming current market interest rates remain stable. However, in the event borrowings are called, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or using funds generated by deposit growth. In addition, we had $400.0 million of borrowings with a weighted average rate of 1.77% that are scheduled to mature within one year.
Our borrowings have traditionally consisted of structured callable borrowings with ten year final maturities and initial non-call periods of one to five years. We have used this type of borrowing primarily to fund our loan growth because they have a longer duration than shorter-term non-callable borrowings and have a slightly lower cost than a non-callable borrowing with a maturity date similar to the first call date of the callable borrowing. During the current period of credit instability we may not be able to continue to borrow in this manner. We believe that we will continue to be able to borrow from the same institutions as in the past, but structured callable borrowings may not be available. In order to fund our growth and provide for our liquidity we may need to borrow a combination of short-term borrowings with maturities of three to six months and longer term fixed-maturity borrowings with terms of two to five years. Our new borrowings in the first quarter of 2009 consisted of non-callable borrowings of $400.0 million with maturities of one to three months and $250.0 million of non-callable borrowings with maturities of two to three years.
Cash dividends paid during the first quarter of 2009 were $68.3 million. During the first quarter of 2009, we purchased 3.8 million shares of our common stock at an aggregate cost of $40.7 million. At March 31, 2009, there remained 50,323,550 shares available for purchase under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During the first quarter of 2009, Hudson City Bancorp received $74.0 million in dividend payments from Hudson City Savings. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. At March 31, 2009, Hudson City Bancorp had total cash and due from banks of $176.9 million.

At March 31, 2009, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 7.79%, 7.79% and 21.20%, respectively.
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
The following table reports the amounts of our contractual obligations as of March 31, 2009.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)
First mortgage loan originations	$595,466	$595,466	$—	$—	$—

Mortgage loan purchases	143,579	143,579	—	—	—

Operating leases	149,746	8,534	17,490	17,023	106,699

Total	$888,791	$747,579	$17,490	$17,023	$106,699

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $160.2 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.
Critical Accounting Policies
Note 2 to our Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the measurement of stock-based compensation expense and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.
Allowance for Loan Losses
The allowance for loan losses has been determined in accordance with GAAP, under which we are required to maintain an adequate allowance for loan losses at March 31, 2009. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at March 31, 2009. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At March 31, 2009, approximately 70.7% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania accounted for 5.3%, 4.1%, 4.1%, 2.9%, 1.7%, 1.6% and 1.5%, respectively of total loans. The remaining 8.1% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the depth of the U.S. recession, unemployment, interest rates in the markets we lend and a continuing decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the allowance for loan losses.
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
Stock-Based Compensation
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value for all awards granted, modified, repurchased or cancelled after January 1, 2006 and for the portion of outstanding awards for which the requisite service was not rendered as of January 1, 2006, in accordance with SFAS No. 123(R). We granted performance-based stock options in 2006, 2007, 2008 and 2009 that vest if certain financial performance measures are met. In accordance with SFAS No. 123(R), we assess the probability of achieving these financial performance measures and recognize the cost of these performance-based grants if it is probable that the financial performance measures will be met. This probability assessment is subjective in nature and may change over the assessment period for the performance measures.
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
For our pension plan, we also assumed a rate of salary increase of 4.00% for future periods. This rate is corresponding to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.25% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was a net loss of 28.2% for 2008. The assumed return on plan assets of 8.25% is based on expected returns in future periods. Our net loss on plan assets during 2008 is a result of the current economic recession and conditions in the equity and credit markets. There can be no assurances with respect to actual return on plan assets in the future. We continually review and evaluate all actuarial assumptions affecting the pension plan, including assumed return on assets.
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
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosure about market risk is presented as of December 31, 2008 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.
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
The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. The national economy has continued to contract, evidenced by increasing job losses, declining household wealth, and tight credit conditions. As a result of these issues, the FOMC maintained the overnight lending rate at 0.00% to 0.25% during the first quarter. In addition, the FOMC plans to increase the Federal Reserve’s balance sheet with $750 billion and $100 billion in additional purchases of agency mortgage-backed securities and debt, respectively. The FOMC has also decided to purchase up to $300 billion of longer-term Treasury securities during the next six months. These measures are aimed at providing additional support to the mortgage and lending markets as well as improve conditions in private credit markets.
As a result of these measures, both short- and long-term market interest rates have remained at low levels during the first quarter of 2009, increasing slightly from their prior year-end levels but maintaining a positive slope to the yield curve. Due to our investment and financing decisions, the more positive the slope of the yield curve the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities.
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
Our borrowings have traditionally consisted of structured callable borrowings with ten year final maturities and initial non-call periods of one to five years. During the current period of credit instability we have not been able to continue to borrow in this manner. We have been able to borrow from the same institutions as in the past, but structured callable borrowings have not been available as a funding source. In order to fund our growth and provide for our liquidity we may need to borrow a combination of short-term borrowings with maturities of three to six months and longer term fixed-maturity borrowings with terms of two to five years.
Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have increased during the first three months of 2009, due to the current low market interest rate environment. We believe the higher level of prepayment activity may continue as market interest rates are expected to remain at the current low levels for several quarters.

Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rate, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. During the first three months of 2009 we saw an increase in call activity on our investment securities as market interest rates remained at these historic lows. We anticipate a higher level of calls of investment securities due to the anticipated continuation of the low current market interest rate environment.
The likelihood of a borrowing being called is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be called. The level of call activity generally affects the cost of our borrowed funds, as the call of a borrowing would generally necessitate the re-borrowing of the funds at the higher current market interest rate. During the first three months of 2009 we experienced no call activity on our borrowed funds due to the continued low levels of market interest rates.
Simulation Model. Hudson City Bancorp continues to monitor the impact of interest rate volatility in the same manner as at December 31, 2008, utilizing simulation models as a means of analyzing the impact of interest rate changes on our net interest income and net present value of equity. We have not reported the minus 100 or 200 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historical interest rate levels, the resulting information would not be meaningful.
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
The following table reports the changes to our net interest income over various interest rate change scenarios.

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)

200	(5.94)%
100	(1.46)
50	(0.62)
(50)	(4.59)

The preceding table indicates that at March 31, 2009, in the event of a 200 basis point increase in interest rates, we would expect to experience a 5.94% decrease in net interest income as compared to a 2.83% decrease at December 31, 2008. The negative change to net interest income in the increasing interest rate scenarios was primarily due to the anticipated calls of borrowed funds and the increased expense of our short-term time deposits. The increase in the negative change from December 31, 2008 reflects the slightly higher interest rate environment that currently exists.
We also monitor our interest rate risk by modeling changes in the present value of equity in the different rate environments. The present value of equity is the difference between the estimated fair value of interest rate-sensitive assets and liabilities. The changes in market value of assets and liabilities, due to changes in interest rates, reflect the interest sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed-rate, adjustable-rate, rate caps, rate floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed-rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in the market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.
The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2009. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

Present Value of Equity
As Percent of Present
Value of Assets
Change in	Present	Basis Point
Interest Rates	Value Ratio	Change
(Basis points)
200	4.96%	(102)
100	6.34	36
50	6.40	42
0	5.98
(50)	5.15	(83)
In the 200 basis point increase scenario, the present value ratio was 4.96% at March 31, 2009 as compared to 3.84% at December 31, 2008. The change in the present value ratio was negative 102 basis points at March 31, 2009 as compared to positive 8 basis points at December 31, 2008. The decreases in both the present value ratio and the sensitivity measure in the 200 basis point shock scenario reflect the anticipated calls of borrowed funds. The increase in the present value ratio in the 200 basis point shock scenario from December 31, 2008 reflects the higher long-term market interest rates that affect the pricing of our borrowed funds and mortgage-related assets.
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
GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2009, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are the same as those used in the preparation of our December 31, 2008 model. Prepayment speeds on our mortgage-related assets have increased to reflect actual prepayment speeds for these items. Callable investment securities and borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity date. Investment securities with step-up features, totaling $2.85 billion, are reported at the earlier of their next step-up date or anticipated call date. We reported $950.0 million of investment securities at their anticipated call date. We have reported no borrowings at their anticipated call date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $310.1 million and non-accrual other loans of $1.0 million from the table.

	At March 31, 2009
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$3,091,137	$3,250,696	$5,184,752	$3,916,799	$4,643,219	$9,336,748	$29,423,351
Consumer and other loans	105,599	2,318	19,521	3,230	12,878	227,783	371,329
Federal funds sold	118,019	0	0	0	0	0	118,019
Mortgage-backed securities	2,969,234	2,166,123	4,687,668	5,021,196	3,754,530	2,088,264	20,687,015
FHLB stock	867,820	0	0	0	0	0	867,820
Investment securities	957,089	700,000	100,105	100,000	1,072,722	1,052,410	3,982,326

Total interest-earning assets	8,108,898	6,119,137	9,992,046	9,041,225	9,483,349	12,705,205	55,449,860

Interest-bearing liabilities:
Savings accounts	54,748	54,748	72,998	72,998	182,494	291,991	729,977
Interest-bearing demand accounts	165,141	165,142	245,657	245,657	423,127	447,781	1,692,505
Money market accounts	313,469	313,469	626,938	626,938	1,097,142	156,734	3,134,690
Time deposits	11,271,198	2,428,621	533,412	22,481	38,805	—	14,294,517
Borrowed funds	400,000	—	450,000	350,000	350,000	28,725,000	30,275,000

Total interest-bearing liabilities	12,204,556	2,961,980	1,929,005	1,318,074	2,091,568	29,621,506	50,126,689

Interest rate sensitivity gap	$(4,095,658)	$3,157,157	$8,063,041	$7,723,151	$7,391,781	$(16,916,301)	$5,323,171

Cumulative interest rate sensitivity gap	$(4,095,658)	$(938,501)	$7,124,540	$14,847,691	$22,239,472	$5,323,171

Cumulative interest rate sensitivity gap as a percent of total assets	(7.24)%	(1.66)%	12.59%	26.25%	39.31%	9.41%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	66.44%	93.81%	141.67%	180.63%	208.46%	110.62%
The cumulative one-year gap as a percent of total assets was negative 1.66% at March 31, 2009 compared with negative 7.09% at December 31, 2008. The decline in the negative cumulative one-year gap primarily reflects the increase in anticipated prepayment activity on our mortgage-related assets.

Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. — Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2008 Annual Report on Form 10-K. There has been no material change in risk factors since December 31, 2008, except as described below.
The FDIC’s proposed special assessment on the banking industry to recapitalize the Deposit Insurance Fund is expected to cause a significant increase in our non-interest expense during the period it is imposed. On February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on the banking industry on June 30, 2009. The assessment is to be collected on September 30, 2009. However, the FDIC may decrease by one half such special emergency fee charged on second-quarter domestic deposits from 20 basis points to 10 basis points if legislation passes that allows the FDIC to borrow more funds from the Treasury. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary, to maintain public confidence in federal deposit insurance. The FDIC has not published a final rule regarding the special assessment and it is not known what the final level of the assessment will be. We expect the special assessment will result in a significant increase in our non-interest expense for the quarter in which it is incurred.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the first quarter of 2009 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

January 1-January 31, 2009	900,000	$12.18	900,000	53,173,550
February 1-February 28, 2009	1,450,000	11.21	1,450,000	51,723,550
March 1-March 31, 2009	1,400,000	9.62	1,400,000	50,323,550

Total	3,750,000	10.85	3,750,000

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Item 3. — Defaults Upon Senior Securities
Not applicable.
Item 4. — Submission of Matters to a Vote of Security Holders
No matter was submitted during the quarter ended March 31, 2009 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.
Item 5. — Other Information
Not applicable.
Item 6. — Exhibits

Exhibit Number	Exhibit
10.33	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance-Based Stock Award Notice

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.
Date: May 8, 2009	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ James C. Kranz
James C. Kranz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)