Form 10-Q
period 2009-06-30
HUDSON CITY BANCORP INC
filed 2009-08-07
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
  (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-26001
Hudson City Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3640393

(State or other jurisdiction of incorporation or organization) West 80 Century Road	(I.R.S. Employer Identification No.)
Paramus, New Jersey	07652

(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009, the registrant had 524,079,289 shares of common stock, $0.01 par value, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2009	2008
(In thousands, except share and per share amounts)	(unaudited)
Assets:
Cash and due from banks	$281,376	$184,915
Federal funds sold and other overnight deposits	330,735	76,896

Total cash and cash equivalents	612,111	261,811
Securities available for sale:
Mortgage-backed securities	9,796,644	9,915,554
Investment securities	2,209,470	3,413,633
Securities held to maturity:
Mortgage-backed securities (fair value of $10,614,747 at June 30, 2009 and $9,695,445 at December 31, 2008)	10,322,782	9,572,257
Investment securities (fair value of $2,269,082 at June 30, 2009 and $50,512 at December 31, 2008)	2,289,869	50,086

Total securities	24,618,765	22,951,530
Loans	30,736,492	29,418,888
Net deferred loan costs	70,448	71,670
Allowance for loan losses	(88,053)	(49,797)

Net loans	30,718,887	29,440,761
Federal Home Loan Bank of New York stock	877,017	865,570
Foreclosed real estate, net	11,798	15,532
Accrued interest receivable	302,371	299,045
Banking premises and equipment, net	72,319	73,502
Goodwill	152,109	152,109
Other assets	40,962	85,468

Total Assets	$57,406,339	$54,145,328

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$21,074,875	$17,949,846
Noninterest-bearing	617,390	514,196

Total deposits	21,692,265	18,464,042
Repurchase agreements	15,100,000	15,100,000
Federal Home Loan Bank of New York advances	14,925,000	15,125,000

Total borrowed funds	30,025,000	30,225,000
Due to brokers	250,000	239,100
Accrued expenses and other liabilities	295,809	278,390

Total liabilities	52,263,074	49,206,532

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 523,213,276 shares outstanding at June 30, 2009 and 523,770,617 shares outstanding at December 31, 2008	7,415	7,415
Additional paid-in capital	4,657,857	4,641,571
Retained earnings	2,295,449	2,196,235
Treasury stock, at cost; 218,253,279 shares at June 30, 2009 and 217,695,938 shares at December 31, 2008	(1,753,924)	(1,737,838)
Unallocated common stock held by the employee stock ownership plan	(213,240)	(216,244)
Accumulated other comprehensive income, net of tax	149,708	47,657

Total shareholders’ equity	5,143,265	4,938,796

Total Liabilities and Shareholders’ Equity	$57,406,339	$54,145,328

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$413,282	$369,096	$827,490	$715,373
Consumer and other loans	5,427	6,877	11,417	13,733
Mortgage-backed securities held to maturity	117,285	123,619	239,216	248,464
Mortgage-backed securities available for sale	131,191	88,952	260,174	158,462
Investment securities held to maturity	11,727	944	14,085	11,890
Investment securities available for sale	36,616	41,974	79,919	80,529
Dividends on Federal Home Loan Bank of New York stock	12,044	13,993	18,417	28,219
Federal funds sold and other overnight deposits	187	1,205	363	3,278

Total interest and dividend income	727,759	646,660	1,451,081	1,259,948

Interest Expense:
Deposits	123,254	141,399	262,078	299,415
Borrowed funds	302,108	272,129	602,775	534,086

Total interest expense	425,362	413,528	864,853	833,501

Net interest income	302,397	233,132	586,228	426,447

Provision for Loan Losses	32,500	3,000	52,500	5,500

Net interest income after provision for loan losses	269,897	230,132	533,728	420,947

Non-Interest Income:
Service charges and other income	2,569	2,088	4,694	4,309
Gain on securities transactions, net	24,037	—	24,185	—

Total non-interest income	26,606	2,088	28,879	4,309

Non-Interest Expense:
Compensation and employee benefits	36,392	31,299	69,123	62,844
Net occupancy expense	7,815	7,433	16,295	14,804
Federal deposit insurance assessment	9,748	423	12,364	839
FDIC special assessment	21,098	—	21,098	—
Other expense	9,894	9,122	20,861	17,902

Total non-interest expense	84,947	48,277	139,741	96,389

Income before income tax expense	211,556	183,943	422,866	328,867

Income tax expense	83,637	73,240	167,284	129,495

Net income	$127,919	$110,703	$255,582	$199,372

Basic earnings per share	$0.26	$0.23	$0.52	$0.41

Diluted earnings per share	$0.26	$0.22	$0.52	$0.40

Weighted Average Number of Common Shares Outstanding:
Basic	486,984,601	483,885,720	487,282,183	483,491,345

Diluted	489,447,012	496,078,754	490,760,670	495,362,864
See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements Changes in Shareholders’ Equity
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,641,571	4,578,578
Stock option plan expense	6,934	7,520
Tax benefit from stock plans	10,932	5,417
Allocation of ESOP stock	2,866	5,154
RRP stock granted	(6,771)	—
Vesting of RRP stock	2,325	701

Balance at end of period	4,657,857	4,597,370

Retained Earnings:
Balance at beginning of year	2,196,235	2,002,049
Net Income	255,582	199,372
Dividends paid on common stock ($0.29 and $0.20 per share, respectively)	(141,409)	(96,711)
Exercise of stock options	(14,959)	(4,769)

Balance at end of period	2,295,449	2,099,941

Treasury Stock:
Balance at beginning of year	(1,737,838)	(1,771,106)
Purchase of common stock	(43,460)	(3,600)
Exercise of stock options	20,603	9,010
RRP stock granted	6,771	—

Balance at end of period	(1,753,924)	(1,765,696)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(216,244)	(222,251)
Allocation of ESOP stock	3,004	3,004

Balance at end of period	(213,240)	(219,247)

Accumulated other comprehensive income(loss):
Balance at beginning of year	47,657	16,622

Net unrealized holding gains(losses) on securities available for sale arising during period, net of tax expense(benefit) of $61,266 and ($18,445) in 2009 and 2008, respectively	88,712	(26,707)
Reclassification adjustment for realized gains in net income, net of tax expense of $9,880 and $0 in 2009 and 2008, respectively	14,305	—
Pension and other postretirement benefits adjustment, net of tax benefit of $667 and $72 for 2009 and 2008, respectively	(966)	(104)

Other comprehensive income(loss), net of tax	102,051	(26,811)

Balance at end of period	149,708	(10,189)

Total Shareholders’ Equity	$5,143,265	$4,709,594

Summary of comprehensive income
Net income	$255,582	$199,372
Other comprehensive income(loss), net of tax	102,051	(26,811)

Total comprehensive income	$357,633	$172,561

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
	(In thousands)
Cash Flows from Operating Activities:
Net income	$255,582	$199,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	31,284	13,486
Provision for loan losses	52,500	5,500
Gain on securities transactions, net	(24,185)	—
Share-based compensation, including committed ESOP shares	15,129	16,379
Deferred tax benefit	(22,800)	(11,065)
Increase in accrued interest receivable	(3,326)	(32,551)
(Increase) decrease in other assets	(4,830)	213
Increase in accrued expenses and other liabilities	16,453	8,729

Net Cash Provided by Operating Activities	315,807	200,063

Cash Flows from Investing Activities:
Originations of loans	(2,968,573)	(2,420,250)
Purchases of loans	(1,882,868)	(2,171,358)
Principal payments on loans	3,502,888	1,536,938
Principal collection of mortgage-backed securities held to maturity	945,047	755,450
Purchases of mortgage-backed securities held to maturity	(1,700,259)	(529,730)
Principal collection of mortgage-backed securities available for sale	999,410	523,210
Purchases of mortgage-backed securities available for sale	(1,700,850)	(3,406,592)
Proceeds from sales of mortgage backed securities available for sale	785,594	—
Proceeds from maturities and calls of investment securities held to maturity	50,000	1,336,860
Purchases of investment securities held to maturity	(2,040,629)	—
Proceeds from maturities and calls of investment securities available for sale	2,222,206	1,349,901
Proceeds from sales of investment securities available for sale	317	—
Purchases of investment securities available for sale	(1,031,300)	(1,900,000)
Purchases of Federal Home Loan Bank of New York stock	(62,522)	(114,689)
Redemption of Federal Home Loan Bank of New York stock	51,075	720
Purchases of premises and equipment, net	(3,814)	(4,104)
Net proceeds from sale of foreclosed real estate	8,841	2,313

Net Cash Used in Investment Activities	(2,825,437)	(5,041,331)

Cash Flows from Financing Activities:
Net increase in deposits	3,228,223	1,565,963
Proceeds from borrowed funds	750,000	3,700,000
Principal payments on borrowed funds	(950,000)	(366,000)
Dividends paid	(141,409)	(96,711)
Purchases of treasury stock	(43,460)	(3,600)
Exercise of stock options	5,644	4,241
Tax benefit from stock plans	10,932	5,417

Net Cash Provided by Financing Activities	2,859,930	4,809,310

Net Increase (Decrease) in Cash and Cash Equivalents	350,300	(31,958)
Cash and Cash Equivalents at Beginning of Year	261,811	217,544

Cash and Cash Equivalents at End of Period	$612,111	$185,586

Supplemental Disclosures:
Interest paid	$864,908	$821,515

Loans transferred to foreclosed real estate	$8,068	$6,409

Income tax payments	$186,846	$140,972

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
2. Basis of Presentation
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2009. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate.
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2009			2008
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$127,919			$110,703

Basic earnings per share:
Income available to common stockholders	$127,919	486,985	$0.26	$110,703	483,886	$0.23

Effect of dilutive common stock equivalents	—	2,462		—	12,193

Diluted earnings per share:
Income available to common stockholders	$127,919	489,447	$0.26	$110,703	496,079	$0.22

	For the Six Months Ended June 30,
	2009			2008
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$255,582			$199,372

Basic earnings per share:
Income available to common stockholders	$255,582	487,282	$0.52	$199,372	483,491	$0.41

Effect of dilutive common stock equivalents	—	3,479		—	11,872

Diluted earnings per share:
Income available to common stockholders	$255,582	490,761	$0.52	$199,372	495,363	$0.40

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
4. Fair Value and Unrealized Losses of Securities
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
June 30, 2009

Held to maturity:
Investment securities	$1,576,901	$(22,128)	$—	$—	$1,576,901	$(22,128)
Mortgage-backed securities	371,731	(7,695)	238,907	(3,403)	610,638	(11,098)

Total temporarily impaired securities held to maturity	1,948,632	(29,823)	238,907	(3,403)	2,187,539	(33,226)

Available for sale:
Investment securities	762,331	(12,163)	498,711	(1,229)	1,261,042	(13,392)
Mortgage-backed securities	406,214	(3,192)	92,576	(463)	498,790	(3,655)

Total temporarily impaired securities available for sale	1,168,545	(15,355)	591,287	(1,692)	1,759,832	(17,047)

Total	$3,117,177	$(45,178)	$830,194	$(5,095)	$3,947,371	$(50,273)

December 31, 2008

Held to maturity:
Mortgage-backed securities	$241,669	$(1,873)	$628,203	$(6,200)	$869,872	$(8,073)

Total temporarily impaired securities held to maturity	241,669	(1,873)	628,203	(6,200)	869,872	(8,073)

Available for sale:
Investment securities	594,907	(5,093)	—	—	594,907	(5,093)
Mortgage-backed securities	408,040	(6,766)	467,660	(18,109)	875,700	(24,875)

Total temporarily impaired securities available for sale	1,002,947	(11,859)	467,660	(18,109)	1,470,607	(29,968)

Total	$1,244,616	$(13,732)	$1,095,863	$(24,309)	$2,340,479	$(38,041)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. We only purchase securities issued by U.S. Government-sponsored enterprises and do not own any unrated or private label securities or other high-risk securities such as those backed by sub-prime loans. Accordingly, it is expected that the securities would not be settled at a price less than the Company’s amortized cost basis. We do not consider these investments to be other-than-temporarily impaired at June 30, 2009 and December 31, 2008 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.
5. Stock Repurchase Programs
Under our previously announced stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock, which may be reissued for general corporate use. During the six months ended June 30, 2009, we purchased 4.0 million shares of our common

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
stock at an aggregate cost of $43.5 million. As of June 30, 2009, there remained 50,123,550 shares to be purchased under the existing stock repurchase programs.
6. Fair Value Measurements
     a) Fair Value Measurements
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values.
We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at June 30, 2009. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2009.

		Fair Value Measurements at June 30, 2009
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)
Available for sale:
Mortgage-backed securities	$9,796,644	$—	$9,796,644	$—
Investment securities	2,209,470	7,069	2,202,401	—

Total available for sale	$12,006,114	$7,069	$11,999,045	$—

Assets that were measured at fair value on a non-recurring basis at June 30, 2009 were limited to non-performing commercial and construction loans that are collateral dependent and foreclosed real estate. Collateral dependent loans evaluated for impairment amounted to $11.5 million at June 30, 2009. Based on this evaluation, we established an allowance for loan losses of $1.3 million for such impaired loans. The provision for loan losses related to these loans amounted to $484,000 for the first six months of 2009. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs. Since all of our impaired loans at June 30, 2009 are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.
Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of an allowance for losses, at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate at June 30, 2009 amounted to $11.8 million. During the first six months of 2009, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $1.8 million. Write downs and net loss on sale related to foreclosed real estate that were charged to non-interest expense amounted to $1.6 million for that same period.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2009.

	Fair Value Measurements at June 30, 2009
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Assets (Level 1)	(Level 2)	(Level 3)
		(In thousands)
Impaired loans	$—	$—	$11,497
Foreclosed real estate	—	—	11,798
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
Carrying amounts of cash, due from banks and federal funds sold are considered to approximate fair value. The carrying value of Federal Home Loan Bank of New York (“FHLB”) stock equals cost. The fair value of FHLB stock is based on redemption at par value.
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
Other important elements that are not deemed to be financial assets or liabilities and, therefore, not considered in these estimates include the value of Hudson City Bancorp’s retail branch delivery system, its existing core deposit base and banking premises and equipment.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The estimated fair value of Hudson City Bancorp’s financial instruments are summarized as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Assets:
Cash and due from banks	$281,376	$281,376	$184,915	$184,915
Federal funds sold	330,735	330,735	76,896	76,896
Investment securities held to maturity	2,289,869	2,269,082	50,086	50,512
Investment securities available for sale	2,209,470	2,209,470	3,413,633	3,413,633
Federal Home Loan Bank of New York stock	877,017	877,017	865,570	865,570
Mortgage-backed securities held to maturity	10,322,782	10,614,747	9,572,257	9,695,445
Mortgage-backed securities available for sale	9,796,644	9,796,644	9,915,554	9,915,554
Loans	30,718,887	31,223,956	29,440,761	29,743,919
Liabilities:
Deposits	21,692,265	21,795,516	18,464,042	18,486,681
Borrowed funds	30,025,000	32,595,682	30,225,000	34,156,052
7. Postretirement Benefit Plans
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended June 30,
	Retirement Plans		Other Benefits
	2009	2008	2009	2008
	(In thousands)
Service cost	$1,003	$881	$234	$253
Interest cost	1,863	1,682	529	544
Expected return on assets	(1,939)	(2,135)	—	—
Amortization of:
Net loss	824	81	128	141
Unrecognized prior service cost	85	82	(391)	(391)

Net periodic benefit cost	$1,836	$591	$500	$547

	For the Six Months Ended June 30,
	Retirement Plans		Other Benefits
	2009	2008	2009	2008
	(In thousands)
Service cost	2,006	1,762	468	506
Interest cost	3,726	3,364	1,058	1,088
Expected return on assets	(3,878)	(4,270)	—	—
Amortization of:
Net loss	1,648	162	256	282
Unrecognized prior service cost	170	164	(782)	(782)

Net periodic benefit cost	3,672	1,182	1,000	1,094

We made no contributions to the pension plans during the first six months of 2009 or 2008.
8. Stock-Based Compensation
Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	Six Months Ended June 30,
	2009		2008
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	26,728,119	$10.35	29,080,114	$7.91
Granted	3,375,000	12.11	4,025,000	15.96
Exercised	(2,564,264)	2.18	(1,133,031)	3.78
Forfeited	—	—	—	—

Outstanding at end of period	27,538,855	$11.33	31,972,083	$9.07

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
During 2009, the Committee authorized stock option grants (the “2009 grants”) pursuant to the SIP Plan for 3,375,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 2,875,000 will vest in January 2012 if certain financial performance measures are met and employment continues through the vesting date. The remaining 500,000 options will vest between January 2010 and April 2010. The 2009 grants have an expiration period of ten years. We have determined it is probable these performance measures will be met and have therefore recorded compensation expense for the 2009 grants.
The fair value of the 2009 grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The per share weighted-average fair value of the options granted during the six months ended June 30, 2009 was $1.94.

2009
Expected dividend yield	4.80%
Expected volatility	29.72%
Risk-free interest rate	1.68%
Expected option life	5.3 years
Compensation expense related to our outstanding stock options amounted to $3.2 million and $3.8 million for the three months ended June 30, 2009 and 2008, respectively, and $6.9 million and $7.5 million, for the six months ended June 30, 2009 and 2008, respectively.
Stock Awards
During 2009, the Committee authorized performance-based stock awards (the “2009 stock awards”) pursuant to the SIP Plan for 847,750 shares of our common stock. These shares were issued from Treasury Stock and will vest in annual installments over a three-year period if certain performance measures are met and employment continues through the vesting date. None of these shares may be sold or transferred before the January 2012 vesting date. We have determined that it is probable these performance measures will be met and have therefore recorded compensation expense for the 2009 stock awards. Expense for the 2009 stock awards is recognized over the vesting period and is based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, we have 84,201 shares of unvested stock awards that were granted in prior years. Total compensation expense for stock awards amounted to $1.1 million and $330,000 for each of the three months ended June 30, 2009 and 2008, respectively, and $2.3 million and $701,000, for the six months ended June 30, 2009 and 2008, respectively.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
9. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 amends FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:
a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.
b.	The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.
Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that SFAS 167 will have a material impact on our financial condition, results of operations or financial statement disclosures.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. This Statement defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s) in accordance with the conditions in paragraph 9 of Statement 140, as amended by this Statement. The special provisions in FASB Statement No. 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of FASB Statement No. 140, as amended by this Statement. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. This Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
thereafter. We do not expect that SFAS No. 166 will have a material impact on our financial condition, results of operations or financial statement disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth (a) the period after the balance sheet date during which an entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 does not result in significant changes in the subsequent events an entity reports, either through recognition or disclosure, in the financial statements. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 was effective for interim and annual periods after June 15, 2009. Our adoption of SFAS No. 165 did not have any effect on our financial condition, results of operations or financial statement disclosures.
In April 2009, the FASB issued Staff Position, or FSP, FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP notes that a reporting entity should evaluate various factors to determine whether there has been a significant decrease in the volume and activity for the asset or liability when compared with normal activity for the asset or liability. These factors include, but are not limited to: few recent transactions (based on volume and level of activity in the market), price quotations are not based on current information, price quotations vary substantially over time or among market makers, indexes that previously were highly correlated with the fair values of the asset are demonstrably uncorrelated with recent fair values, abnormal liquidity risk premiums or implied yields for quoted prices when compared with reasonable estimates of credit and other non-performance risk for the asset class, abnormally wide bid-ask spread or significant increases in the bid-ask spread, and little information is released publicly. If the reporting entity concludes there has been a significant decrease in the volume or activity for the asset or liability in relation to normal market activity, then further analysis of the transactions or quoted prices is needed. This would include a change in valuation technique or the use of multiple valuation techniques to assist in the determination of a fair value of the asset or liability. This FSP was effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. Early adoption is permitted for periods ending after (but not before) March 15, 2009. Our adoption of FSP FAS 157-4 effective April 1, 2009, did not have a material impact on our financial condition, results of operations or financial statement disclosures.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends the disclosure requirements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB No. 28, “Interim Financial Reporting”, to require such disclosures in all interim financial statements. This FSP requires an entity to disclose in the body or in the accompanying notes of its interim financial statements and its annual financial statements the fair value of all financial instruments, whether recognized or not recognized in the statements of financial position, as required by SFAS No. 107. Fair value information disclosed in the interim period notes will be presented

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statements of financial position. An entity will also disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP in the second quarter of 2009 and have provided the required interim period disclosures.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP requires that an entity assess whether an impairment of a debt security is other-than-temporary and, as part of that assessment, determine its intent and ability to hold the security. If the entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. In addition, an other-than-temporary impairment shall be considered to have occurred if it is more likely than not that it will be required to sell the security before recovery of its amortized cost. Other-than-temporary impairments that are attributable to credit losses are to be recognized in income with the remaining decline in the fair value of a security recognized in other comprehensive income. This FSP was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after (but not before) March 15, 2009. We adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009 which did not have a material impact on our financial condition, results of operations or financial statement disclosures.
In January 2009, the FASB issued FSP No. EITF 99-20-1 which amends the guidance in Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in SFAS No. 115, FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, SEC Staff Accounting Bulletin Topic 5M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, and other related literature. This FSP was effective for interim and annual reporting periods ending after December 15, 2008. FSP No. EITF 99-20-1 did not have any effect on our financial condition, results of operations or financial statement disclosures.
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
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
We continue to focus on our traditional thrift business model by growing our franchise through the origination and purchase of one- to four-family mortgage loans and funding this loan production with deposit growth and borrowings. During 2009, we were able to fund our loan production with deposit growth.
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
The Federal Open Market Committee of the Federal Reserve Bank (the “FOMC”) noted that there is evidence that the pace of economic contraction has slowed since April 2009. However, the national unemployment rate increased to 9.5% in June 2009 as compared to 8.5% in March 2009 and 7.2% in December 2008. The S&P/Case-Shiller Home Price Index for the New York metropolitan area, where most of our lending activity occurs, declined by approximately 6.7% in the first half of 2009 and by 9.15% for 2008. The S&P/Case-Shiller U.S. National Home Price Index decreased by 7.5% in the first quarter of 2009 and by 18.2% in 2008. Lower household wealth and tight credit conditions in addition to the increase in the national unemployment rate has resulted in the FOMC maintaining the overnight lending rate at zero to 0.25% during the second quarter of 2009. As a result, short-term market interest rates have remained at low levels during the second quarter of 2009. This allowed us to continue to re-price our short-term deposits thereby reducing our cost of funds. While longer-term market interest rates increased during the second quarter of 2009, rates on mortgage-related assets have declined slightly, although to a lesser extent than the decline in our cost of funds. As a result, our net interest rate spread and net interest margin increased from the first quarter of 2009 as well as from the second quarter of 2008.
Net income increased 15.5% for the second quarter of 2009 to $127.9 million as compared to $110.7 million for the second quarter of 2008. Net income increased 28.2% for the first six months of 2009 to $255.6 million as compared to $199.4 million for the first six months of 2008. These increases occurred in the face of significantly higher deposit insurance fees, including an across the industry special assessment, as well as a significantly higher provision for loan losses.
Net interest income increased $69.3 million, or 29.7%, to $302.4 million for the second quarter 2009 as compared to $233.1 million for the second quarter of 2008. During the second quarter of 2009, our net interest rate spread increased 31 basis points to 1.87% and our net interest margin increased 20 basis points to 2.17% as compared to 1.97% for the second quarter in 2008. Net interest income increased $159.8 million, or 37.5%, to $586.2 million for the first six months of 2009 as compared to $426.4 million for the same period in 2008. During the first six months of 2009, our net interest rate spread increased 37 basis points to 1.79% and our net interest margin increased 26 basis points to 2.11% as compared to the same period in 2008. The increases in our net interest rate spread and net interest margin were due to a steeper yield curve which allowed us to reduce deposit costs at a faster pace than the decrease in our mortgage yields.
The provision for loan losses amounted to $32.5 million for the second quarter of 2009 and $52.5 million for the six months ended June 30, 2009 as compared to $3.0 million and $5.5 million for the same respective periods in 2008. The increase in the provision for loan losses reflects the risks inherent in our loan portfolio due to decreases in real estate values in our lending markets, the increase in non-performing loans, the increase in loan charge-offs and worsening economic conditions, particularly rising levels of unemployment. Non-performing loans amounted to $430.9 million or 1.40% of total loans at June 30, 2009 as compared to $217.6 million or 0.74% of total loans at December 31, 2008. Net charge-offs amounted to $9.6 million for the second quarter of 2009 and $14.2 million for the six months ended June 30, 2009 as compared to $694,000 and $1.2 million for the same respective periods in 2008. The increase in non-performing loans reflects the current economic recession coupled with the continued deterioration of the housing market. The conditions in the housing market are evidenced by declining house prices, reduced levels of home sales, increasing inventories of houses on the market, and an increase in the length of time houses remain on the market.
Total non-interest income was $26.6 million for the second quarter 2009 as compared to $2.1 million for the same quarter in 2008. Included in non-interest income were net gains on securities transactions $24.0 million of which resulted from the sale of $761.6 million of mortgage-backed securities available-for-sale. Proceeds from the securities sale were primarily used to fund the purchase of first mortgage loans during the second quarter of 2009.
Total non-interest expense increased $36.6 million, or 75.8%, to $84.9 million for the second quarter of 2009 from $48.3 million for the second quarter of 2008. The increase is primarily due to the Federal Deposit Insurance Corporation (“FDIC”) special assessment of $21.1 million and increases of $9.3 million in Federal deposit insurance expense, $5.1 million in compensation and employee benefits expense, $382,000 in net occupancy expense, and $772,000 in other non-interest expense. Total non-interest expense increased $43.3 million, or 44.9%, to $139.7 million for the first six months of 2009 from $96.4 million for the same period in 2008. The increase is primarily due to the FDIC special assessment of $21.1 million and increases of $11.5 million in Federal deposit insurance expense, $6.3 million in compensation and employee benefits expense, and $3.0 million in other non-interest expense.
We grew our assets by 6.0% to $57.41 billion at June 30, 2009 from $54.15 billion at December 31, 2008. We grew our assets by 21.9% during 2008. We slowed our growth rate in 2009 as mortgage refinancing activity caused an increase in loan repayments and available reinvestment yields on securities decreased. We may continue to grow at a slower rate than in the past until market conditions provide for more profitable growth.
Loans increased $1.28 billion to $30.72 billion at June 30, 2009 from $29.44 billion at December 31, 2008. While the residential real estate markets have weakened considerably during the past year, low market interest rates and an increase in mortgage refinancing caused by market interest rates that are at near historic lows have resulted in increased loan originations. The increase in refinancing activity has also resulted in an increase in principal repayments.

Total securities increased $1.67 billion to $24.62 billion at June 30, 2009 from $22.95 billion at December 31, 2008. The increase in securities was primarily due to purchases (including purchases recorded in the second quarter of 2009 with settlement dates after June 30, 2009) of mortgage-backed and investment securities of $3.16 billion and $3.32 billion, respectively, partially offset by principal collections on mortgage-backed securities of $1.94 billion and sales of mortgage-backed securities of $761.6 million and calls of investment securities of $2.27 billion.
The increase in our total assets during the first six months of 2009 was funded primarily by an increase in customer deposits. Deposits increased $3.23 billion to $21.69 billion at June 30, 2009 from $18.46 billion at December 31, 2008. The increase in deposits was attributable to growth in our time deposits and money market accounts. Borrowed funds decreased $200.0 million to $30.03 billion at June 30, 2009 from $30.23 billion at December 31, 2008.
In June 2009, the Obama Administration released a white paper setting forth its comprehensive plan for financial regulatory reform, or the Reform Plan. Most significantly for us, the Reform Plan contains proposals eliminating the federal thrift charter, which would result in Hudson City Savings becoming a national bank, Hudson City Bancorp becoming a bank holding company subject to consolidated capital requirements and Bank Holding Company Act activity limitations and potential significant erosion of federal preemption of state law, all of which are described in greater detail in Item 1A. “Risk Factors” below.
Comparison of Financial Condition at June 30, 2009 and December 31, 2008
Total assets increased $3.26 billion, or 6.0%, to $57.41 billion at June 30, 2009 from $54.15 billion at December 31, 2008.
Loans increased $1.28 billion, or 4.3%, to $30.72 billion at June 30, 2009 from $29.44 billion at December 31, 2008 due primarily to the origination of residential first mortgage loans in New Jersey, New York and Connecticut as well as our continued loan purchase activity. For the first six months of 2009, we originated $2.97 billion and purchased $1.88 billion of loans, compared to originations of $2.42 billion and purchases of $2.17 billion for the comparable period in 2008. The origination and purchases of loans were partially offset by principal repayments of $3.50 billion in the first six months of 2009 as compared to $1.54 billion for the first six months of 2008. Loan originations have increased due primarily to our competitive rates and an increase in mortgage refinancing caused by market interest rates that are at near-historic lows. The increase in refinancing activity occurring in the marketplace has also caused an increase in principal repayments during the first six months of 2009.
Our first mortgage loan originations and purchases during the first six months of 2009 were substantially all in one-to four-family mortgage loans. Approximately 45.0% of mortgage loan originations for the first six months of 2009 were variable-rate loans as compared to approximately 53.0% for the comparable period in 2008. Approximately 58.4% of mortgage loans purchased during the six months ended June 30, 2009 were fixed-rate mortgage loans. Substantially all of the loans purchased during the six months ended June 30, 2008 were fixed-rate mortgages. Fixed-rate mortgage loans accounted for 73.7% of our first mortgage loan portfolio at June 30, 2009 and 75.7% at December 31, 2008.

The following table presents the geographic distribution of our loan portfolio and our non-performing loans:

	At June 30, 2009		At December 31, 2008
	Total loans	Non-performing loans	Total loans	Non-performing loans
New Jersey	43.7%	41.7%	44.8%	40.4%
New York	17.3%	18.2%	15.6%	22.6%
Connecticut	10.9%	4.5%	9.3%	2.3%

Total New York metropolitan area	71.9%	64.4%	69.7%	65.3%

Virginia	5.0%	4.9%	5.5%	4.2%
Illinois	4.0%	4.5%	4.3%	3.5%
Maryland	3.9%	4.9%	4.2%	5.4%
Massachusetts	2.8%	2.5%	3.0%	2.7%
Minnesota	1.6%	3.0%	1.8%	3.8%
Michigan	1.5%	4.0%	1.7%	3.7%
Pennsylvania	1.6%	1.8%	1.5%	1.5%
All others	7.7%	10.0%	8.3%	9.9%

	28.1%	35.6%	30.3%	34.7%

	100.0%	100.0%	100.0%	100.0%

Total mortgage-backed securities increased $631.6 million to $20.12 billion at June 30, 2009 from $19.49 billion at December 31, 2008. This increase in total mortgage-backed securities resulted from the purchase of $3.16 billion of mortgage-backed securities, primarily collateralized mortgage obligations, all of which were issued by U.S. government-sponsored enterprises. The increase was partially offset by repayments of $1.94 billion and sales of $761.6 million. At June 30, 2009, variable-rate mortgage-backed securities accounted for 73.2% of our portfolio compared with 83.5% at December 31, 2008. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our loan portfolio includes a concentration of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations.
Total investment securities increased $1.04 billion to $4.50 billion at June 30, 2009 as compared to $3.46 billion at December 31, 2008. The increase in investment securities is primarily due to purchases of $3.32 billion. The increase was partially offset by calls of investment securities of $2.27 billion. We invest primarily in mortgage-backed securities and other securities issued by U.S. government—sponsored enterprises (“GSE’s”). There were no debt or equity securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.
Total cash and cash equivalents increased $350.3 million to $612.1 million at June 30, 2009 as compared to $261.8 million at December 31, 2008. This increase is due to liquidity being provided by strong deposit growth and increased repayments on mortgage-related assets. Other assets decreased $44.5 million, primarily due to a decrease in deferred tax assets of $45.7 million.

Total liabilities increased $3.05 billion, or 6.2%, to $52.26 billion at June 30, 2009 from $49.21 billion at December 31, 2008. The increase in total liabilities primarily reflected a $3.23 billion increase in deposits, partially offset by a $200.0 million decrease in borrowed funds.
Total deposits increased $3.23 billion, or 17.5%, to $21.69 billion at June 30, 2009 as compared to $18.46 billion at December 31, 2008. The increase in total deposits included a $1.90 billion increase in our time deposits, a $986.1 million increase in our money market checking accounts and a $237.6 million increase in our interest-bearing transaction accounts and savings accounts. The increases in our deposits reflect our strategy to expand our branch network and to grow deposits in our existing branches by offering competitive rates. Also, in response to the economic recession, households have increased their personal savings. The U.S. household savings rate increased to an average of 6.25% for April and May 2009 as compared to 2.4% for the same period in 2008. We believe that this increase in the household savings rate has contributed to our growth in deposits. At June 30, 2009 we had 131 branches as compared to 127 at December 31, 2008 and 121 at June 30, 2008.
Borrowings amounted to $30.03 billion at June 30, 2009 as compared to $30.23 billion at December 31, 2008. The decrease in borrowed funds was the result of repayments of $950.0 million with a weighted average rate of 1.63%, largely offset by $750.0 million of new borrowings at a weighted-average rate of 1.69%. During the second quarter of 2009, we modified $300.0 million of borrowings to extend the maturity and call dates of the borrowings by between two and three years. The underlying interest rates remained unchanged. Borrowed funds at June 30, 2009 were comprised of $14.93 billion of FHLB advances and $15.10 billion of securities sold under agreements to repurchase.
Substantially all of our borrowed funds are callable at the discretion of the lender after an initial non-call period. As a result, if interest rates were to decrease, or remain consistent with current rates, these borrowings would probably not be called and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, these borrowings would likely be called at their next call date and our cost to replace these borrowings would increase. These call features are generally quarterly, after an initial non-call period of one to five years from the date of borrowing.
Our callable borrowings typically have a final maturity of ten years and may not be called for an initial period of one to five years. We have used this type of borrowing primarily to fund our loan growth because they have a longer duration than shorter-term non-callable borrowings and have a lower cost than a non-callable borrowing with a maturity date similar to the initial call date of the callable borrowing. However, during the first six months of 2009, we have been able to fund our asset growth with deposit inflows. We anticipate that we will be able to continue to use deposit growth to fund our asset growth, however, we may use borrowings as a supplemental funding source if deposit growth decreases. In order to fund our growth and provide for our liquidity we may borrow a combination of short-term borrowings with maturities of three to six months and longer term fixed-maturity borrowings with terms of two to five years. Our new borrowings during the first six months of 2009 consisted of non-callable borrowings of $400.0 million with maturities of one to three months and $350.0 million of non-callable borrowings with maturities of two to three years.
The Company has two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act. Mortgage-backed securities with an amortized cost of approximately $114.5 million are pledged as collateral for these borrowings. We intend to pursue full recovery of the pledged collateral in accordance with the contractual terms of the repurchase agreements and have filed a customer claim against the Lehman Brothers, Inc. estate for the $14.5 million difference between the amortized cost of the securities and the amount of the underlying borrowings. There can be no assurances that the final settlement of this transaction will result in the full recovery of the collateral or the full amount of the claim. We have not recognized a loss in our financial statements related to these repurchase agreements.
Due to brokers amounted to $250.0 million at June 30, 2009 as compared to $239.1 million at December 31, 2008. Due to brokers at June 30, 2009 represents securities purchased in the second quarter of 2009 with settlement dates after June 30, 2009. Other liabilities increased to $295.8 million at June 30, 2009 as compared to $278.4 million at December 31, 2008. The increase is primarily the result of an increase in accrued expenses of $23.6 million.
Total shareholders’ equity increased $204.5 million to $5.14 billion at June 30, 2009 from $4.94 billion at December 31, 2008. The increase was primarily due to net income of $255.6 million for the six months ended June 30, 2009 and a $102.1 million increase in accumulated other comprehensive income, primarily due to an increase in the net unrealized gain on securities available-for-sale. These increases to shareholders’ equity were partially offset by cash dividends paid to common shareholders of $141.4 million and repurchases of our common stock of $43.5 million.
As of June 30, 2009, 50,123,550 shares were available for repurchase under our existing stock repurchase programs. During the first six months of 2009, we repurchased 4.0 million shares of our outstanding common stock at a total cost of $43.5 million. The average price of shares repurchased in the first six months was $10.95. Our capital ratios remain in excess of the regulatory requirements for a well-capitalized bank. See “Liquidity and Capital Resources”.
The accumulated other comprehensive income of $149.7 million at June 30, 2009 includes a $177.6 million after-tax net unrealized gain on securities available-for-sale ($300.3 million pre-tax) partially offset by a $27.9 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans.
At June 30, 2009, our shareholders’ equity to asset ratio was 8.96% compared with 9.12% at December 31, 2008. For the first six months of 2009, the ratio of average shareholders’ equity to average assets was 9.08% compared with 10.17% for the same period in 2008. The lower equity-to-assets ratios reflect our strategy to grow assets and pay dividends. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $10.54 at June 30, 2009 and $10.10 at December 31, 2008. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $10.21 as of June 30, 2009 and $9.77 at December 31, 2008.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2009 and 2008
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended June 30, 2009 and 2008. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2009				2008
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$29,693,723	$413,282	5.57%		$25,708,148	$369,096	5.74%
Consumer and other loans	386,060	5,427	5.62		426,390	6,877	6.45
Federal funds sold and other overnight deposits	477,376	187	0.16		244,780	1,205	1.98
Mortgage-backed securities at amortized cost	19,829,258	248,476	5.01		16,308,532	212,571	5.21
Federal Home Loan Bank stock	879,323	12,044	5.48		774,089	13,993	7.23
Investment securities, at amortized cost	4,180,303	48,343	4.63		3,488,540	42,918	4.92

Total interest-earning assets	55,446,043	727,759	5.25		46,950,479	646,660	5.51

Noninterest-earnings assets	1,022,988				817,708

Total Assets	$56,469,031				$47,768,187

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$743,736	1,394	0.75		$736,421	1,382	0.75
Interest-bearing transaction accounts	1,739,356	8,039	1.85		1,595,180	11,788	2.97
Money market accounts	3,417,795	16,253	1.91		2,146,642	16,570	3.10
Time deposits	14,461,215	97,568	2.71		11,417,332	111,659	3.93

Total interest-bearing deposits	20,362,102	123,254	2.43		15,895,575	141,399	3.58

Repurchase agreements	15,100,934	152,025	4.04		12,884,615	134,454	4.20
Federal Home Loan Bank of New York advances	15,000,178	150,083	4.01		13,345,879	137,675	4.15

Total borrowed funds	30,101,112	302,108	4.03		26,230,494	272,129	4.17

Total interest-bearing liabilities	50,463,214	425,362	3.38		42,126,069	413,528	3.95

Noninterest-bearing liabilities:
Noninterest-bearing deposits	544,230				588,089
Other noninterest-bearing liabilities	332,295				276,299

Total noninterest-bearing liabilities	876,525				864,388

Total liabilities	51,339,739				42,990,457
Shareholders’ equity	5,129,292				4,777,730

Total Liabilities and Shareholders’ Equity	$56,469,031				$47,768,187

Net interest income/net interest rate spread (2)		$302,397	1.87			$233,132	1.56

Net interest-earning assets/net interest margin (3)	$4,982,829		2.17%		$4,824,410		1.97%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	x			1.11	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $127.9 million for the second quarter of 2009, an increase of $17.2 million, or 15.5%, compared with net income of $110.7 million for the second quarter of 2008. Basic and diluted earnings per common share were both $0.26 for the second quarter of 2009 as compared to basic and diluted earnings per share of $0.23 and $0.22, respectively, for the second quarter of 2008. For the three months ended June 30, 2009, our annualized return on average shareholders’ equity was 9.98%, compared with 9.27% for the corresponding period in 2008. Our annualized return on average assets for the second quarter of 2009 was 0.91% as compared to 0.93% for the second quarter of 2008. The increase in the annualized return on average equity is primarily due to the increase in net income during the second quarter of 2009.
Interest and Dividend Income. Total interest and dividend income for the second quarter of 2009 increased $81.1 million, or 12.5%, to $727.8 million as compared to $646.7 million for the second quarter of 2008. The increase in total interest and dividend income was primarily due to an $8.50 billion, or 18.1%, increase in the average balance of total interest-earning assets to $55.45 billion for the second quarter of 2009 as compared to $46.95 billion for the second quarter of 2008. The increase in the average balance of total interest-earning assets was partially offset by a decrease of 26 basis points in the annualized weighted-average yield on total interest-earning assets to 5.25% for the quarter ended June 30, 2009 from 5.51% for the same quarter in 2008.
Interest on first mortgage loans increased $44.2 million to $413.3 million for the second quarter of 2009 as compared to $369.1 million for the same quarter in 2008. This was primarily due to a $3.99 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on the growth of our mortgage loan portfolio and an increase in mortgage originations due to refinancing activity caused by market interest rates that are at near-historic lows. The increase in first mortgage loan income was partially offset by a 17 basis point decrease in the weighted-average yield to 5.57% for the 2009 second quarter from 5.74% for the 2008 second quarter. The decrease in the average yield earned was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. During the first six months of 2009, existing mortgage customers refinanced approximately $1.51 billion in mortgage loans with a weighted average rate of 6.23% to a new weighted average rate of 5.43%.
Interest on consumer and other loans decreased $1.5 million to $5.4 million for the second quarter of 2009 from $6.9 million for the second quarter of 2008. The average balance of consumer and other loans decreased $40.3 million to $386.1 million for the second quarter of 2009 as compared to $426.4 million for the second quarter of 2008 and the average yield earned decreased 83 basis points to 5.62% as compared to 6.45% for the same respective periods.
Interest on mortgage-backed securities increased $35.9 million to $248.5 million for the second quarter of 2009 as compared to $212.6 million for the second quarter of 2008. This increase was due primarily to a $3.52 billion increase in the average balance of mortgage-backed securities to $19.83 billion for the second quarter of 2009 as compared to $16.31 billion for the second quarter of 2008, partially offset by a 20 basis point decrease in the weighted-average yield to 5.01% for the second quarter of 2009 as compared to 5.21% for the same period in 2008.
The increases in the average balances of mortgage-backed securities provide us with a source of cash flow from monthly principal and interest payments. The decrease in the weighted average yield on mortgage-backed securities is a result of lower yields on securities purchased during the second half of 2008 and the first half of 2009 when market interest rates were lower than the yield earned on the existing portfolio.

Interest on investment securities increased $5.4 million to $48.3 million during the second quarter of 2009 as compared to $42.9 million for the second quarter of 2008. This increase was due primarily to a $691.8 million increase in the average balance of investment securities to $4.18 billion for the second quarter of 2009 from $3.49 billion for the second quarter of 2008. This increase was partially offset by a decrease of 29 basis points in the weighted-average yield to 4.63%.
Dividends on FHLB stock decreased $2.0 million, or 14.3%, to $12.0 million for the second quarter of 2009 as compared to $14.0 million for the second quarter of 2008. The decrease was due to a 175 basis point decrease in the average yield to 5.48% as compared to 7.23% for the second quarter of 2008. This decrease was partially offset by a $105.2 million increase in the average balance to $879.3 million for the second quarter of 2009 as compared to $774.1 million for the same quarter in 2008. We cannot predict the future amount of dividends that the FHLB may pay or the timing and extent of any changes in the dividend yield.
Interest Expense. Total interest expense for the quarter ended June 30, 2009 increased $11.9 million, or 2.9%, to $425.4 million as compared to $413.5 million for the quarter ended June 30, 2008. This increase was primarily due to an $8.33 billion, or 19.8%, increase in the average balance of total interest-bearing liabilities to $50.46 billion for the second quarter of 2009 compared with $42.13 billion for the second quarter of 2008. This increase in interest-bearing liabilities was primarily used to fund asset growth. The increase in the average balance of total interest-bearing liabilities was partially offset by a 57 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 3.38% for the quarter ended June 30, 2009 compared with 3.95% for the quarter ended June 30, 2008.
Interest expense on our time deposit accounts decreased $14.1 million to $97.6 million for the second quarter of 2009 as compared to $111.7 million for the second quarter of 2008. This decrease was due to a decrease in the annualized weighted-average cost of 122 basis points to 2.71% for the second quarter of 2009 from 3.93% for the second quarter of 2008. This decrease was partially offset by a $3.04 billion increase in the average balance of time deposit accounts to $14.46 billion for the second quarter of 2009 from $11.42 billion for the second quarter of 2008. Interest expense on money market accounts decreased $317,000 to $16.3 million for the second quarter of 2009 as compared to $16.6 million for the same quarter in 2008. This decrease was due to a 119 basis point decrease in the annualized weighted-average cost to 1.91%, partially offset by a $1.27 billion increase in the average balance to $3.42 billion. Interest expense on our interest-bearing transaction accounts decreased $3.8 million to $8.0 million for the second quarter of 2009 from $11.8 million for the same period in 2008. The decrease is due to a 112 basis point decrease in the annualized weighted-average cost to 1.85%, partially offset by a $144.2 million increase in the average balance to $1.74 billion.
The increases in the average balances of interest-bearing deposits reflect our strategy to expand our branch network and to grow deposits in our existing branches by offering competitive rates. Also, in response to the economic recession, households have increased their personal savings. The U.S. household savings rate increased to an average of 6.25% for April and May 2009 as compared to 2.4% for the same period in 2008. We believe that this increase in the household savings rate has contributed to our growth in deposits. The decrease in the average cost of deposits for the second quarter of 2009 reflected lower market interest rates. At June 30, 2009, time deposits scheduled to mature within one year totaled $13.98 billion with an average cost of 2.35%. These time deposits are scheduled to mature as follows: $5.40 billion with an average cost of 2.35% in the third quarter of 2009, $4.04 billion with an average cost of 2.15% in the fourth quarter of 2009, $2.05 billion with an average cost of 2.83% in the first quarter of 2010 and $2.49 billion with an average cost of 2.26% in the second quarter of 2010. The current rates for our six month and one year time deposits are 1.50% and 1.85%, respectively. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.
Interest expense on borrowed funds increased $30.0 million to $302.1 million for the second quarter of 2009 as compared to $272.1 million for the second quarter of 2008 primarily due to a $3.87 billion increase in the average balance of borrowed funds to $30.10 billion, partially offset by a 14 basis point decrease in the annualized weighted-average cost of borrowed funds to 4.03%.
Borrowed funds were used to fund a significant portion of the growth in interest-earning assets during 2008. We have been able to fund substantially all of our 2009 growth with deposits. The decrease in the average cost of borrowings for the second quarter of 2009 reflected new borrowings in 2009 and 2008, when market interest rates were lower than existing borrowings and borrowings that matured. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. We anticipate that none of the borrowings will be called during the next twelve months assuming that market interest rates remain at current levels. During the second quarter of 2009, we modified $300.0 million of borrowings to extend the maturity and call dates of the borrowings by between two and three years. The underlying interest rates remained unchanged.
Net Interest Income. Net interest income increased $69.3 million, or 29.7%, to $302.4 million for the second quarter of 2009 compared with $233.1 million for the second quarter of 2008. Our net interest rate spread increased 31 basis points to 1.87% for the second quarter of 2009 from 1.56% for the same quarter in 2008. Our net interest margin increased 20 basis points to 2.17% for the second quarter of 2009 from 1.97% for the same quarter in 2008.
The increase in our net interest margin and net interest rate spread was primarily due to the decrease in the weighted-average cost of interest-bearing liabilities. The yield curve steepened during 2009, with short-term rates decreasing while longer-term rates increased slightly. While long-term rates have increased slightly, market rates on mortgage loans remain at near-historic lows, resulting in increased refinancing activity which resulted in a decrease in the yield we earned on mortgage-related assets. However, we were able to reduce deposit costs to a greater extent than the decrease in mortgage yields thereby increasing our net interest rate spread and net interest margin.
Provision for Loan Losses. The provision for loan losses amounted to $32.5 million for the quarter ended June 30, 2009 as compared to $3.0 million for the quarter ended June 30, 2008. The allowance for loan losses (“ALL”) amounted to $88.1 million and $49.8 million at June 30, 2009 and December 31, 2008, respectively. We recorded our provision for loan losses during the first six months of 2009 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and growth in the loan portfolio. See “Critical Accounting Policies — Allowance for Loan Losses.”
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. The average LTV ratio of our 2009 first mortgage loan originations and our total first mortgage loan portfolio were 60.0% and 60.7%, respectively using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the second quarter of 2009, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, have continued to deteriorate from 2008 levels, as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market.
We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina. At June 30, 2009, approximately 71.9% of our total loans were in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania accounted for 5.0%, 4.0%, 3.9%, 2.8%, 1.6%, 1.5% and 1.6%, respectively of total loans. The remaining 7.7% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. With respect to our non-performing loans, approximately 64.4% are in the New York metropolitan area and 4.9%, 4.5%, 4.9%, 2.5%, 3.0%, 4.0% and 1.8% are located in the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania, respectively. The remaining 10.0% of our non-performing loans are secured by real estate primarily in the remainder of the Northeast quadrant of the United States.
The national economy has been in a recessionary cycle for approximately 21 months with the housing and real estate markets suffering significant losses in value. The faltering economy has been marked by contractions in the availability of business and consumer credit, increases in corporate borrowing rates, falling home prices, increasing home foreclosures and rising levels of unemployment. As a result, the financial, capital and credit markets are experiencing significant adverse conditions. These conditions have caused significant deterioration in the activity of the secondary residential mortgage market and a lack of available liquidity. The disruptions have been exacerbated by the decline of the real estate and housing market. There have not been any significant signs of improvement in these conditions during the second quarter of 2009 as unemployment rates continue to increase and household wealth continues to decline. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We determined the provision for loan losses for the second quarter of 2009 based on our evaluation of the foregoing factors, the growth of the loan portfolio, the recent increases in non-performing loans and net loan charge-offs, and the increasing trend in the unemployment rate.
At June 30, 2009, first mortgage loans secured by one-to four-family properties accounted for 98.8% of total loans. Fixed-rate mortgage loans represent 73.7% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans.
Included in our loan portfolio at June 30, 2009 and December 31, 2008 are interest-only loans of approximately $3.98 billion and $3.47 billion, respectively. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $64.5 million and $16.6 million of non-performing interest-only loans at June 30, 2009 and December 31, 2008, respectively.

Non-performing loans amounted to $430.9 million at June 30, 2009 as compared to $217.6 million at December 31, 2008. Non-performing loans at June 30, 2009 included $417.8 million of one- to four-family first mortgage loans as compared to $207.0 million at December 31, 2008. The ratio of non-performing loans to total loans was 1.40% at June 30, 2009 compared with 0.74% at December 31, 2008. Loans delinquent 60 to 89 days amounted to $128.0 million at June 30, 2009 as compared to $104.7 million at December 31, 2008. Foreclosed real estate amounted to $11.8 million at June 30, 2009 as compared to $15.5 million at December 31, 2008. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.
As a result of the increase in non-performing loans, the ratio of the ALL to non-performing loans decreased from 102.09% at December 31, 2006 to 20.43% at June 30, 2009. During this same period, the ratio of the ALL to total loans increased from 0.17% to 0.29%. Historically, our non-performing loans have been a negligible percentage of our total loan portfolio and, as a result, our ratio of the ALL to non-performing loans was high and did not serve as a reasonable measure of the adequacy of our ALL. The decline in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL and non-performing loans. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.
While any first mortgage loan in our portfolio remains non-performing until final disposition through foreclosure, the Company’s losses to date have been modest due to our first lien position and relatively low average LTV ratios. We generally obtain new collateral values for loans after 180 days of delinquency. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans when accompanied by a concurrent increase in total non-performing loans (i.e. due to the addition of new non-performing loans). Charge-offs amounted to $4.5 million, consisting of 47 loans, in 2008 and $14.3 million, consisting of 175 loans, for the first six months of 2009. These charge-offs were primarily due to the results of our reappraisal process for our non-performing residential first mortgage loans with only 34 loans disposed of through the foreclosure process in 2008 and the first six months of 2009 with a final loss on sale (after previous charge-offs) of $323,000. The results of our reappraisal process and our recent charge-off history are also considered in the determination of the ALL. The average LTV ratio (using appraised values at the time of origination) of our non-performing loans was 71.6% at June 30, 2009 and was 60.7% for our total mortgage loan portfolio. Thus, the ratio of the ALL to non-performing loans needs to be viewed in the context of the underlying LTV’s of the non-performing loans and the relative decline in home values.
As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the Office of Federal Housing Enterprise Oversight and Case-Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at June 30, 2009, 71.9% of our loan portfolio and 64.4% of our non-performing loans are located in the New York metropolitan area. In addition, we obtain updated collateral values when a loan becomes 180 days past due which we believe identifies potential charge-offs more accurately than a house value index that is based on a wide geographic area and includes many different types of houses. However, we use the house price indices to identify geographic areas experiencing weaknesses in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.
Apart from the migration of loans to higher loss factor categories due to changes to performing status, the negative national economic factors previously discussed did not have a significant impact on our quantitative analysis, as we did not change the loss factors used in our analyses nor did we otherwise adjust our appraisal and valuation process. This is because the Company’s loss experience on loans that are charged off has remained consistent, due in large part to the significant amount of equity that borrowers typically have in the loans we originate, as discussed further below.
In addition to our quantitative systematic methodology, we also use qualitative analysis to determine the ALL. Our qualitative analysis includes a further evaluation of economic factors, such as trends in the unemployment rate, as well as ratio analysis to evaluate the overall measurement of the ALL. This analysis includes a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. This qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data.
We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV in our one- to four-family mortgage loan portfolio at June 30, 2009 was 60.7%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was 71.6% at June 30, 2009. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 64.4% of our non-performing loans were located at June 30, 2009, by approximately 20% from the peak of the market in 2006 through March 2009 and by 32% nationwide during that period. Accordingly, despite the worsening economic conditions in the marketplace in terms of job losses and resulting increased delinquencies, our low average LTV at origination compared to the decline in housing prices indicates that our expected future loss experience on loans that are charged-off should remain consistent with our historical experience. However, there can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.
Net charge-offs amounted to $9.6 million for the second quarter of 2009 as compared to net charge-offs of $694,000 for the corresponding period in 2008. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until this current recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 24 to 30 months from the initial non-performing period. As real estate prices continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to monitor closely the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.
At June 30, 2009 and December 31, 2008, commercial and construction loans evaluated for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” amounted to $11.5 million and $9.5 million, respectively. Based on this evaluation, we established an ALL of $1.3 million for loans classified as impaired at June 30, 2009 compared to $818,000 at December 31, 2008.
Although we believe that we have established and maintained the ALL at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. However, the markets in which we lend have experienced significant declines in real estate values which we have taken into account in evaluating our ALL. No assurance can be given in any particular case that our LTV ratios will provide full protection in the event of borrower default. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”
Non-Interest Income. Total non-interest income was $26.6 million for the second quarter 2009 as compared to $2.1 million for the same quarter in 2008. Included in non-interest income for the second quarter of 2009 were net gains on securities transactions of $24.0 million which resulted from the sale of $761.6 million of mortgage-backed securities available-for-sale. Proceeds from the securities sales were primarily used to fund the purchase of first mortgage loans during the second quarter of 2009. We decided to use securities sales as a funding source because the yields on the purchased loans were similar to those of the securities sold and we believe that if we held the securities, the unrealized gains would diminish since prepayment speeds are relatively high.
Non-Interest Expense. Total non-interest expense increased $36.6 million, or 75.8%, to $84.9 million for the second quarter of 2009 from $48.3 million for the second quarter of 2008. The increase is primarily due to the FDIC special assessment of $21.1 million and increases of $9.3 million in Federal deposit insurance expense, $5.1 million in compensation and employee benefits expense, $382,000 in net occupancy expense and $772,000 in other non-interest expense.
The increase in Federal deposit insurance expense is due primarily to the increases in our deposit insurance assessment rate to 18 basis points of deposits from 5 basis points. The special assessment and the increase in our deposit assessment rate were the result of a restoration plan implemented by the FDIC to recapitalize the Deposit Insurance Fund (“DIF”) which imposed a special assessment as of June 30, 2009, equal to the lesser of (i) 5 basis points on each insured depository institution’s assets minus Tier 1 capital or (ii) 10 basis points on total deposits. The special assessment will be collected on September 30, 2009.
The increase in compensation and employee benefits expense included a $2.3 million increase in compensation costs, due primarily to normal increases in salary as well as additional full time employees, a $1.4 million increase in costs related to our health plan, a $905,000 increase in pension costs and a $585,000 increase in expense related to our stock benefit plans. At June 30, 2009, we had 1,458 full-time equivalent employees as compared to 1,391 at June 30, 2008. The increase in net occupancy expense and other non-interest expense is primarily the result of our branch expansion as well as growth in our lending operations. Included in other non-interest expense for the second quarter of 2009 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate of $399,000 as compared to $430,000 for the second quarter of 2008.
Our efficiency ratio was 25.82% for the three months ended June 30, 2009 as compared to 20.52% for the three months ended June 30, 2008. The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. Excluding the FDIC special assessment of $21.1 million and the net securities gains of $24.0 million, our efficiency ratio for the second quarter of 2009 was 20.94%. The calculation of the efficiency ratio to exclude the FDIC special assessment and the net securities gains is a non-GAAP calculation which we believe is important for our investors in order to be able to better compare our efficiency ratio from period to period. Our annualized ratio of non-interest expense to average total assets for the second quarter of 2009 was 0.49% as compared to 0.41% for the second quarter of 2008.
Income Taxes. Income tax expense amounted to $83.6 million for the three months ended June 30, 2009 compared with $73.2 million for the corresponding period in 2008. Our effective tax rate for the second quarter of 2009 was 39.53% compared with 39.82% for the second quarter of 2008.

Comparison of Operating Results for the Six-Months Ended June 30, 2009 and 2008
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the six months ended June 30th, 2009 and 2008. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Six Months Ended June 30,
	2009				2008
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$29,521,178	$827,490	5.61%		$24,883,976	$715,373	5.75%
Consumer and other loans	394,016	11,417	5.80		430,984	13,733	6.37
Federal funds sold and other overnight deposits	452,727	363	0.16		261,000	3,278	2.53
Mortgage-backed securities at amortized cost	19,633,529	499,390	5.09		15,503,898	406,926	5.25
Federal Home Loan Bank stock	875,729	18,417	4.21		747,960	28,219	7.55
Investment securities, at amortized cost	3,937,618	94,004	4.77		3,837,728	92,419	4.82

Total interest-earning assets	54,814,797	1,451,081	5.29		45,665,546	1,259,948	5.52

Noninterest-earnings assets	975,974				783,080

Total Assets	$55,790,771				$46,448,626

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$731,297	2,742	0.76		$734,107	2,754	0.75
Interest-bearing transaction accounts	1,682,232	17,108	2.05		1,580,337	24,689	3.14
Money market accounts	3,188,583	32,958	2.08		1,915,999	32,465	3.41
Time deposits	14,034,078	209,270	3.01		11,186,331	239,507	4.31

Total interest-bearing deposits	19,636,190	262,078	2.69		15,416,774	299,415	3.91

Repurchase agreements	15,100,445	303,077	4.05		12,448,055	262,861	4.25
Federal Home Loan Bank of New York advances	15,132,686	299,698	3.99		13,032,868	271,225	4.19

Total borrowed funds	30,233,131	602,775	4.02		25,480,923	534,086	4.22

Total interest-bearing liabilities	49,869,321	864,853	3.50		40,897,697	833,501	4.10

Noninterest-bearing liabilities:
Noninterest-bearing deposits	534,824				549,223
Other noninterest-bearing liabilities	321,350				278,675

Total noninterest-bearing liabilities	856,174				827,898

Total liabilities	50,725,495				41,725,595
Shareholders’ equity	5,065,276				4,723,031

Total Liabilities and Shareholders’ Equity	$55,790,771				$46,448,626

Net interest income/net interest rate spread (2)		$586,228	1.79			$426,447	1.42

Net interest-earning assets/net interest margin (3)	$4,945,476		2.11%		$4,767,849		1.85%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	x			1.12	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $255.6 million for the first six months of 2009, an increase of $56.2 million, or 28.2%, compared with net income of $199.4 million for the first six months of 2008. Basic and diluted earnings per common share were both $0.52 for the first six months of 2009 as compared to basic and diluted earnings per share of $0.41 and $0.40, respectively, for the first six months of 2008. For the six months ended June 30, 2009, our annualized return on average shareholders’ equity was 10.09%, compared with 8.44% for the corresponding period in 2008. Our annualized return on average assets for the first six months of 2009 was 0.92% as compared to 0.86% for the first six months of 2008. The increase in the annualized return on average equity and assets is primarily due to the increase in net income during the first six months of 2009.
Interest and Dividend Income. Total interest and dividend income for the first six months of 2009 increased $191.1 million, or 15.2%, to $1.45 billion as compared to $1.26 billion for the first six months of 2008. The increase in total interest and dividend income was primarily due to a $9.14 billion, or 20.0%, increase in the average balance of total interest-earning assets to $54.81 billion for the first six months of 2009 as compared to $45.67 billion for the first six months of 2008. The increase in the average balance of total interest-earning assets was partially offset by a decrease of 23 basis points in the annualized weighted-average yield on total interest-earning assets to 5.29% for the six months ended June 30, 2009 from 5.52% for the comparable period in 2008.
Interest on first mortgage loans increased $112.1 million, or 15.7%, to $827.5 million for the first six months of 2009 as compared to $715.4 million for the same period in 2008. This was primarily due to a $4.64 billion increase in the average balance of first mortgage loans to $29.52 billion during the first six months of 2009, which reflected our continued emphasis on the growth of our mortgage loan portfolio and an increase in mortgage originations due to the refinancing activity caused by market interest rates that are at near-historic lows. The increase in first mortgage loan income was partially offset by a 14 basis point decrease in the weighted-average yield to 5.61% for the first six months of 2009 as compared to 5.75% for the same period in 2008. The decrease in the average yield earned was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. During the first six months of 2009, existing mortgage customers refinanced approximately $1.51 billion in mortgage loans with a weighted average rate of 6.23% to a new rate of 5.43%.
Interest on consumer and other loans decreased $2.3 million to $11.4 million for the first six months of 2009 from $13.7 million for the first six months of 2008. The average balance of consumer and other loans decreased $37.0 million to $394.0 million for the first six months of 2009 as compared to $431.0 million for the first six months of 2008 and the average yield earned decreased 57 basis points to 5.80% as compared to 6.37% for the same respective periods.
Interest on mortgage-backed securities increased $92.5 million, or 22.7%, to $499.4 million for the first six months of 2009 as compared to $406.9 million for the first six months of 2008. This increase was due primarily to a $4.13 billion increase in the average balance of mortgage-backed securities to $19.63 billion during the first six months of 2009 as compared to $15.50 billion for the first six months of 2008, partially offset by a 16 basis point decrease in the weighted-average yield to 5.09% as compared to 5.25% for the same respective periods.
The increases in the average balances of mortgage-backed securities provide us with a source of cash flow from monthly principal and interest payments. The decrease in the weighted average yield on mortgage-backed securities is a result of lower yields on securities purchased during the second half of 2008 and the first half of 2009 when market interest rates were lower than the yield earned on the existing portfolio.

Interest on investment securities increased $1.6 million to $94.0 million during the first six months of 2009 as compared to $92.4 million for the first six months of 2008. This increase was due primarily to a $99.9 million increase in the average balance of investment securities to $3.94 billion for the first six months of 2009 from $3.84 billion for the first six months of 2008. The impact on interest income from the increase in the average balance of investment securities was partially offset by a decrease in the average yield of investment securities of 5 basis points to 4.77%.
Dividends on FHLB stock decreased $9.8 million, or 34.8%, to $18.4 million for the first six months of 2009 as compared to $28.2 million for the first six months of 2008. The decrease was due to a 334 basis point decrease in the average yield to 4.21% as compared to 7.55% for the first six months of 2008. This decrease was partially offset by a $127.7 million increase in the average balance to $875.7 million for the first six months of 2009 as compared to $748.0 million for the same period in 2008. We cannot predict the future amount of dividends that the FHLB may pay or the timing and extent of any changes in the dividend yield.
Interest Expense. Total interest expense for the six months ended June 30, 2009 increased $31.4 million, or 3.8%, to $864.9 million as compared to $833.5 million for the six months ended June 30, 2008. This increase was primarily due to an $8.97 billion, or 21.9%, increase in the average balance of total interest-bearing liabilities to $49.87 billion for the first six months of 2009 compared with $40.90 billion for the corresponding period in 2008. This increase in interest-bearing liabilities was primarily used to fund asset growth. The increase in the average balance of total interest-bearing liabilities was partially offset by a 60 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 3.50% for the six months ended June 30, 2009 compared with 4.10% for the six months ended June 30, 2008.
Interest expense on our time deposit accounts decreased $30.2 million to $209.3 million for the first six months of 2009 as compared to $239.5 million for the first six months of 2008. This decrease was due to a decrease in the annualized weighted-average cost of 130 basis points to 3.01% for the first six months of 2009 from 4.31% for the first six months of 2008. This decrease was partially offset by a $2.84 billion increase in the average balance of time deposit accounts to $14.03 billion for the first six months of 2009 from $11.19 billion for the first six months of 2008. Interest expense on money market accounts increased $493,000 to $33.0 million for the first six months of 2009 as compared to $32.5 million for the same period in 2008. This increase was due to a $1.27 billion increase in the average balance to $3.19 billion, partially offset by a 133 basis point decrease in the annualized weighted-average cost to 2.08%. Interest expense on our interest-bearing transaction accounts decreased $7.6 million to $17.1 million for the first six months of 2009. The decrease is due to a 109 basis point decrease in the annualized weighted-average cost to 2.05%, partially offset by a $101.9 million increase in the average balance to $1.68 billion.
The increases in the average balances of interest-bearing deposits reflect our strategy to expand our branch network and to grow deposits in our existing branches by offering competitive rates. Also, in response to the economic recession, households have increased their personal savings. The U.S. household savings rate increased to an average of 6.25% for April and May 2009 as compared to 2.4% for the same period in 2008. We believe that this increase in the household savings rate has contributed to our growth in deposits. The decrease in the average cost of deposits for the second quarter of 2009 reflected lower market interest rates.
Interest expense on borrowed funds increased $68.7 million to $602.8 million for the first six months of 2009 as compared to $534.1 million for the first six months of 2008. This was primarily due to a $4.75 billion increase in the average balance of borrowed funds to $30.23 billion, partially offset by a 20 basis point decrease in the annualized weighted-average cost of borrowed funds to 4.02%.
Borrowed funds were used to fund a significant portion of the growth in interest-earning assets during 2008. We have been able to fund substantially all of our 2009 growth with deposit growth. The decrease in the average cost of borrowings for the first six months of 2009 reflected new borrowings in 2009 and 2008, when market interest rates were lower than existing borrowings and borrowings that matured. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. We anticipate that none of the borrowings will be called during the next twelve months assuming that market interest rates remain at current levels.
Net Interest Income. Net interest income increased $159.8 million, or 37.5%, to $586.2 million for the first six months of 2009 compared to $426.4 million for the first six months of 2008. Our net interest rate spread increased 37 basis points to 1.79% for the first six months of 2009 from 1.42% for the comparable period in 2008. Our net interest margin increased 26 basis points to 2.11% for the first six months of 2009 from 1.85% for the comparable period in 2008.
The increase in our net interest margin and net interest rate spread was primarily due to the decrease in the weighted-average cost of interest-bearing liabilities. The yield curve steepened during 2009, with short-term rates decreasing while longer-term rates increased slightly. While long-term rates have increased slightly, market rates on mortgage loans remain at near-historic lows, resulting in increased refinancing activity which resulted in a decrease in the yield we earned on mortgage-related assets. However, we were able to reduce deposit costs to a greater extent than the decrease in mortgage yields thereby increasing our net interest rate spread and net interest margin.
Provision for Loan Losses. The provision for loan losses amounted to $52.5 million for the six months ended June 30, 2009 as compared to $5.5 million for the six months ended June 30, 2008. The ALL amounted to $88.1 million and $49.8 million at June 30, 2009 and December 31, 2008, respectively. We recorded our provision for loan losses during the first half of 2009 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, which increased to $430.9 million at June 30, 2009 from $217.6 million at December 31, 2008, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and growth in the loan portfolio. See “Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008 — Provision for Loan Losses”.
Non-Interest Income. Total non-interest income was $28.9 million for the first six months 2009 as compared to $4.3 million for the same period in 2008. Non-interest income primarily consists of service charges on loans and deposits. Included in non-interest income for the first six months of 2009 were net gains on securities transactions of $24.2 million substantially all of which resulted from the sale of $761.6 million of mortgage-backed securities available-for-sale. Proceeds from the securities sale were primarily used to fund the purchase of first mortgage loans during the second quarter of 2009.
Non-Interest Expense. Total non-interest expense for the six months ended June 30, 2009 was $139.7 million as compared to $96.4 million during the corresponding 2008 period. The increase is primarily due to the FDIC special assessment of $21.1 million, an $11.5 million increase in Federal deposit insurance expense, a $6.3 million increase in compensation and employee benefits expense, and a $3.0 million increase in other non-interest expense. The increase in Federal deposit insurance expense is due primarily to the increases in our deposit insurance assessment rate to 18 basis points of deposits. The increase in compensation and employee benefits expense included a $3.8 million increase in compensation costs, due primarily to normal increases in salary as well as additional full time employees, a $1.8 million increase in pension costs and a $2.6 million increase in costs related to our health plan. These increases were partially offset by a $2.0 million decrease in expense related to our stock benefit plans. This decrease was due primarily to a decrease in ESOP expense as a result of a decline in the value of our common stock during the first six months of 2009. Included in other non-interest expense for the six months ended June 30, 2009 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate, of $1.6 million as compared to $514,000 for the comparable period in 2008.
Our efficiency ratio was 22.72% for the six months ended June 30, 2009 as compared to 22.40% for the six months ended June 30, 2008. The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. Excluding the FDIC special assessment of $21.1 million and the net securities gains of $24.0 million, our efficiency ratio for the six months ended June 30, 2009 was 20.08%. The calculation of the efficiency ratio to exclude the FDIC special assessment and the net securities gains is a non-GAAP calculation which we believe is important for our investors in order to be able to better compare our efficiency ratio from period to period. Our annualized ratio of non-interest expense to average total assets for the first six months of 2009 was 0.46% as compared to 0.41% for the first six months of 2008.
Income Taxes. Income tax expense amounted to $167.3 million for the six months ended June 30, 2009 compared with $129.5 million for the corresponding period in 2008. Our effective tax rate for the six months ended June 30, 2009 was 39.56% compared with 39.38% for the same period in 2008.
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
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $2.97 billion and purchased $1.88 billion of loans during the first six months of 2009 as compared to $2.42 billion and $2.17 billion during the first six months of 2008. While the residential real estate markets have slowed during the past year, our competitive rates, decreased mortgage lending competition and an increase in mortgage refinancing have resulted in increased origination production for the first six months of 2009. The increase in refinancing activity occurring in the marketplace has also caused an increase in principal repayments which amounted to $3.5 billion for the first six months of 2009 as compared to $1.5 billion for the same period in 2008. At June 30, 2009, commitments to originate and purchase mortgage loans amounted to $697.3 million and $101.3 million, respectively as compared to

$672.1 million and $203.6 million, respectively at June 30, 2008. Conditions in the secondary mortgage market have made it more difficult for us to purchase loans that meet our underwriting standards. We expect that the amount of loan purchases may be at reduced levels for the near-term.
Purchases of mortgage-backed securities during the first six months of 2009 were $3.40 billion as compared to $3.94 billion during the first six months of 2008. The decrease in the purchases of mortgage-backed securities was due to our ability to utilize deposit growth for increased mortgage loan production during the first six months of 2009. In addition, proceeds from the calls of investment securities, which were used to fund the purchase of mortgage-backed securities during the first six months of 2008, decreased during the first six months of 2009. We sold $761.6 million of mortgage-backed securities during the first six months of 2009, resulting in a gain of $24.0 million. We used the proceeds from the sales to fund the purchase of first mortgage loans. There were no securities sales in the first six months of 2008.
We purchased $3.07 billion of investment securities during the first six months of 2009 as compared to $1.90 billion during the first six months of 2008. Proceeds from the calls of investment securities amounted to $2.27 billion during the first six months of 2009 as compared to $2.69 billion for the corresponding period in 2008.
During the first six months of 2009, principal repayments on loans totaled $3.50 billion as compared to $1.54 billion for the first six months of 2008. Principal payments on mortgage-backed securities amounted to $1.94 billion and $1.28 billion for those same respective periods. These increases in principal repayments were due primarily to the refinancing activity caused by market interest rates that are at near-historic lows.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first six months of 2009, we purchased a net additional $11.4 million of FHLB common stock compared with net purchases of $114.0 million during the first six months of 2008.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $3.23 billion during the first six months of 2009 as compared to an increase of $1.57 billion for the first six months of 2008. These increases reflect our growth strategy, competitive pricing and the recent increases in the U.S. household savings rate during this recessionary economy. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. Time deposits scheduled to mature within one year were $13.98 billion at June 30, 2009. These time deposits have a weighted average rate of 2.35%. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing interest rate.
We also used wholesale borrowings to fund our investing and financing activities. Principal repayments of borrowed funds totaled $950.0 million, largely offset by $750.0 million in new borrowings. At June 30, 2009, we had $20.88 billion of borrowed funds with a weighted-average rate of 4.22% and with call dates within one year. We anticipate that none of these borrowings will be called assuming current market interest rates remain stable. However, in the event borrowings are called, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, or using funds generated by deposit growth. In addition, we had $50.0 million of borrowings with a weighted average rate of 1.54% that are scheduled to mature within one year. Our borrowings have traditionally consisted of structured callable borrowings with ten year final maturities and initial non-call periods of one to five years. We have used this type of borrowing primarily to fund our loan growth because they have a longer duration than shorter-term non-callable borrowings and have a slightly lower cost than a non-callable borrowing with a maturity date similar to the initial call date of the callable borrowing. However, during the first six months of 2009, we have been able to fund our asset growth with deposit inflows. We anticipate that we will be able to continue to use deposit growth to fund our asset growth, however, we may use borrowings as a supplemental funding source if deposit growth decreases. In order to fund our growth and provide for our liquidity we may borrow a combination of short-term borrowings with maturities of three to six months and longer term fixed-maturity borrowings with terms of two to five years. Our new borrowings in the first six months of 2009 consisted of non-callable borrowings of $400.0 million with maturities of one to three months and $350.0 million of non-callable borrowings with maturities of two to three years.
Cash dividends paid during the first six months of 2009 were $141.4 million. During the first six months of 2009, we purchased 4.0 million shares of our common stock at an aggregate cost of $43.5 million. At June 30, 2009, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During the first six months of 2009, Hudson City Bancorp received $179.0 million in dividend payments from Hudson City Savings. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. At June 30, 2009, Hudson City Bancorp had total cash and due from banks of $207.3 million.
At June 30, 2009, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 7.73%, 7.73% and 21.09%, respectively.

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
The following table reports the amounts of our contractual obligations as of June 30, 2009.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands )
First mortgage loan originations	$697,260	$697,260	$—	$—	$—
Mortgage loan purchases	101,306	101,306	—	—	—
Mortgage-backed security purchases	224,780	224,780	—	—	—
Operating leases	148,257	8,620	17,736	17,136	104,765

Total	$1,171,603	$1,031,966	$17,736	$17,136	$104,765

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $172.9 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.
Critical Accounting Policies
Note 2 to our Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the ALL, the measurement of stock-based compensation expense and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.
Allowance for Loan Losses
The ALL has been determined in accordance with GAAP, under which we are required to maintain an adequate ALL at June 30, 2009. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2009. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At June 30, 2009, approximately 71.9% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania accounted for 5.0%, 4.0%, 3.9%, 2.8%, 1.6%, 1.5% and 1.6%, respectively of total loans. The remaining 7.7% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the depth of the U.S. recession, unemployment, interest rates in the markets we lend and a continuing decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
We maintain the ALL through provisions for loan losses that we charge to income. We charge losses on loans against the ALL when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review as described above. We apply this process and methodology in a consistent manner and we reassess and modify the estimation methods and assumptions used in response to changing conditions. Such changes, if any, are approved by our Asset Quality Committee each quarter.
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

We believe that we have established and maintained the ALL at adequate levels. Additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change.
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
Securities Impairment
Our available-for-sale securities portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in shareholders’ equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values for our securities are obtained from an independent nationally recognized pricing service.
Substantially all of our securities portfolio is comprised of mortgage-backed securities and debt securities issued by a GSE. The fair value of these securities is primarily impacted by changes in interest rates. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If we intend to sell the debt security, an other-than-temporary impairment is considered to have occurred. In addition, an other-than-temporary impairment is considered to have occurred if it is more likely than not that we will be required to sell the security before recovery of its amortized cost. Other-than-temporary impairments that are attributable to credit losses are to be recognized in income with the remaining decline in the fair value of a security recognized in other comprehensive income.

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
The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. The FOMC noted that there is evidence that the pace of economic contraction has slowed since April 2009. However, the national unemployment rate increased to 9.5% in June 2009 as compared to 8.5% in March 2009 and 7.2% in December 2008. Lower household wealth and tight credit conditions in addition to the increase in the national unemployment rate has resulted in the FOMC maintaining the overnight lending rate at zero to 0.25% during the second quarter of 2009. During this quarter, the Federal Reserve Bank has continued to purchase securities to attempt to keep longer-term interest rates at a tight spread relative to short-term rates.
As a result of these measures, both short- and long-term market interest rates have remained at low levels during the second quarter of 2009. However, the long-term interest rates have increased from their prior year-end levels more than the short-term interest rates, causing a more positive slope to the yield curve. Due to our investment and financing decisions, the more positive the slope of the yield curve the more favorable the environment is generally for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities.
The impact of interest rate changes on our interest income is generally felt in later periods than the impact on our interest expense due to differences in the timing of the recognition of items on our balance sheet. The timing of the recognition of interest-earning assets on our balance sheet generally lags the current market rates by 60 to 90 days due to the normal time period between commitment and settlement dates. In contrast, the recognition of interest-bearing liabilities on our balance sheet generally reflects current market interest rates as we generally fund purchases at the time of settlement. During a period of decreasing short-term interest rates, this timing difference has a positive impact on our net interest income as our interest-bearing liabilities reset to the lower interest rates. If short-term interest rates were to increase, the cost of our interest-bearing liabilities would also increase and have an adverse impact on our net interest income.
Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have increased during the first six months of 2009, due to the current low market interest rate environment. We believe the higher level of prepayment activity may continue as market interest rates are expected to remain at the current low levels for several quarters.
Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rate, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. During the first six months of 2009 we saw an increase in call activity on our investment securities as market interest rates remained at these historic lows. We anticipate continued calls of investment securities due to the anticipated continuation of the low current market interest rate environment.
Our borrowings have traditionally consisted of structured callable borrowings with ten year final maturities and initial non-call periods of one to five years. During the current period of credit instability we have not been able to continue to borrow in this manner. We have been able to borrow from the same institutions as in the past, but structured callable borrowings have not been available as a funding source. In order to fund our growth and provide for our liquidity we may need to borrow a combination of short-term borrowings with maturities of three to six months and longer term fixed-maturity borrowings with terms of two to five years. However, during the first six months of 2009, deposit growth has funded the growth of our balance sheet. The likelihood of a borrowing being called is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be called. The level of call activity generally affects the cost of our borrowed funds, as the call of a borrowing would generally necessitate the re-borrowing of the funds at the higher current market interest rate. During the first six months of 2009 we experienced no call activity on our borrowed funds due to the continued low levels of market interest rates. To the extent the current low interest rate environment continues, we do not anticipate any calls of borrowings over the next several quarters.
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

The following table reports the changes to our net interest income over various interest rate change scenarios.

Change in	Percent Change in
Interest Rates	Net Interest Income
(Basis points)
200	(6.29)%
100	(2.09)
50	(0.59)
(50)	(3.99)
The preceding table indicates that at June 30, 2009, in the event of a 200 basis point increase in interest rates, we would expect to experience a 6.29% decrease in net interest income as compared to a 2.83% decrease at December 31, 2008. The negative change to net interest income in the increasing interest rate scenarios was primarily due to the anticipated calls of borrowed funds, and subsequent reset to the higher market rate, and the increased expense of our short-term time deposits. The increase in the negative change from December 31, 2008 reflects the higher interest rate environment that currently exists, causing a larger amount of borrowed funds to be called.
If market rates were to increase 50 basis points per quarter to effect a 200 basis point increase over a 12 month period, rather than an instantaneous 200 basis point increase as reported above, we would expect to experience a 1.83% decrease in net interest income from the base case (no rate change) analysis.
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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2009. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

	As Percent of Present
	Value of Assets
Change in	Present	Basis Point
Interest Rates	Value Ratio	Change
(Basis points)
200	3.94%	(305)
100	6.08	(91)
50	6.72	(27)
0	6.99
(50)	6.86	(13)
In the 200 basis point increase scenario, the present value ratio was 3.94% at June 30, 2009 as compared to 3.84% at December 31, 2008. The change in the present value ratio was negative 305 basis points at June 30, 2009 as compared to positive 8 basis points at December 31, 2008. The decreases in both the present value ratio and the sensitivity measure in the 200 basis point shock scenario reflect the anticipated calls of borrowed funds. The slight increase in the present value ratio in the 200 basis point shock scenario from December 31, 2008 reflects the higher long-term market interest rates that affect the pricing of our borrowed funds and mortgage-related assets. The increase in the negative basis point change was primarily due to higher valuations of our mortgage-related assets in the base case due to faster prepayment speeds and the lower valuations of our borrowed funds in the base case due to the increase in market rates.
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
GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2009, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are the same as those used in the preparation of our December 31, 2008 model. Prepayment speeds on our mortgage-related assets have increased from our December 31, 2008 analysis to reflect actual prepayment speeds for these items. Callable investment securities and borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity date. Investment securities with step-up features, totaling $2.70 billion, are reported at the earlier of their next step-up date or anticipated call date. We reported $850.0 million of investment securities at their anticipated call date. We have reported no borrowings at their anticipated call date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $420.7 million and non-accrual other loans of $1.6 million from the table.

	At June 30, 2009
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$3,156,527	$3,505,157	$5,160,707	$3,932,024	$4,835,932	$9,368,077	$29,958,424
Consumer and other loans	110,242	2,253	19,617	2,827	12,902	209,478	357,319
Federal funds sold	330,735	—	—	—	—	—	330,735
Mortgage-backed securities	2,907,566	2,263,758	4,872,913	4,722,415	1,855,422	3,497,352	20,119,426
FHLB stock	877,017	—	—	—	—	—	877,017
Investment securities	607,069	550,005	100	700,000	1,400,000	1,242,165	4,499,339

Total interest-earning assets	7,989,156	6,321,173	10,053,337	9,357,266	8,104,256	14,317,072	56,142,260

Interest-bearing liabilities:
Savings accounts	56,517	56,517	75,356	75,356	188,389	301,420	753,555
Interest-bearing demand accounts	172,497	172,497	256,481	256,481	442,570	469,754	1,770,280
Money market accounts	370,252	370,252	740,504	740,504	1,295,881	185,125	3,702,518
Time deposits	9,420,774	4,542,742	817,881	22,858	44,267	—	14,848,522
Borrowed funds	50,000	—	600,000	300,000	400,000	28,675,000	30,025,000

Total interest-bearing liabilities	10,070,040	5,142,008	2,490,222	1,395,199	2,371,107	29,631,299	51,099,875

Interest rate sensitivity gap	$(2,080,884)	$1,179,165	$7,563,115	$7,962,067	$5,733,149	$(15,314,227)	$5,042,385

Cumulative interest rate sensitivity gap	$(2,080,884)	$(901,719)	$6,661,396	$14,623,463	$20,356,612	$5,042,385

Cumulative interest rate sensitivity gap as a percent of total assets	(3.62)%	(1.57)%	11.60%	25.47%	35.46%	8.78%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	79.34%	94.07%	137.63%	176.57%	194.82%	109.87%
The cumulative one-year gap as a percent of total assets was negative 1.57% at June 30, 2009 compared with negative 7.09% at December 31, 2008. The decline in the negative cumulative one-year gap primarily reflects the increase in anticipated prepayment activity on our mortgage-related assets and the decrease in fixed-maturity short-term borrowed funds held as of December 31, 2008.

Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. — Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2008 Annual Report on Form 10-K and our March 31, 2009 Form 10-Q. There has been no material change in risk factors since March 31, 2009, except as described below.
The impact on us of recently enacted and proposed legislation and government programs to stabilize the financial markets cannot be predicted at this time.
On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law in response to the financial crises affecting the banking system and financial markets. Pursuant to the EESA, the U.S. Treasury was granted the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury, the FRB and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets. First, the U.S. Treasury announced the Capital Purchase Program (“CPP”), a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to the U.S. Treasury (to be funded from the $700 billion authorized for troubled asset purchases). Second, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guaranty Program (“TLGP”), which is intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (i) guarantee certain newly issued senior unsecured debt issued by participating institutions under the Debt Guarantee Program and (ii) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount under the Transaction Account Guarantee Program. Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility program (“CPFF”), which provides a broad backstop for the commercial paper market.
On February 25, 2009, the Treasury announced the terms and conditions for the Capital Assistance Program, or CAP. The purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses and to support lending to creditworthy borrowers. The CAP consists of two core elements. The first is a forward-looking capital assessment to determine whether any of the major U.S. banking organizations need to establish an additional capital buffer during this period of heightened uncertainty. The second is access for qualifying financial institutions to contingent common equity provided by the U.S. government as a bridge to private capital in the future.
As a complement to the CAP, the FRB and other U.S. federal banking regulators were engaged in a comprehensive capital assessment exercise, the Supervisory Capital Assessment Program, or SCAP, with each of the 19 largest U.S. bank holding companies (which do not include Hudson City Bancorp). The federal banking regulators measured how much of an additional capital buffer, if any, each institution would need to establish to ensure that it would have sufficient capital to comfortably exceed minimum regulatory requirements at year-end 2010. As a result of SCAP, many of the 19 institutions underwent capital raising or restructuring transactions to improve their capital base.
In March 2009, the Treasury announced guidelines for the “Making Home Affordable” loan modification program. Among other things, this program intends for the Treasury to partner with financial institutions and investors to reduce certain homeowners’ monthly mortgage payments and provides mortgage holders and servicers financial incentives to modify existing first mortgages of certain qualifying homeowners. Under this program, the Treasury also shares in certain costs associated with reductions in monthly payment amounts.
Also in March 2009, the Treasury, in conjunction with the FDIC and the FRB, announced the Public-Private Investment Program, or PPIP, to address the challenge of legacy loans and securities, as part of its efforts to repair balance sheets throughout the financial system and ensure that credit is available to households and businesses. The PPIP has two discrete components: (1) The Legacy Loan Program, or LLP, which is designed to facilitate the sale of commercial and residential whole loans and “other assets” currently held by U.S. banks, and (2) The Legacy Securities Program, which is designed to facilitate the sale of legacy residential mortgage backed securities and commercial mortgage backed securities initially rated AAA and currently held by Financial Institutions (as defined under the EESA). In June 2009, the FDIC formally announced that the development of the LLP would continue, but that a previously planned pilot sale of assets by open banks would be postponed.
Of all the programs described above, the Company has elected to participate in the Transaction Account Guarantee Program only.
There can be no assurance as to the actual impact that the foregoing programs or any other governmental program will have on the financial markets and the economy. A continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. In addition, we expect to face increased regulation and supervision of our industry as a result of the existing financial crisis.

The impact on us of the potential adoption of significant aspects of the Obama Administration Reform Plan cannot be determined at this time.
In June 2009, the Obama Administration released the Reform Plan. The Reform Plan contains a number of recommendations and proposals that are intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. Most significantly for us, the Reform Plan contains proposals affecting the chartering and regulation of savings banks, savings and loan associations (such as Hudson City Savings) and savings and loan holding companies (such as Hudson City Bancorp). If adopted as proposed, the Reform Plan would require Hudson City Savings to become a national bank and Hudson City Bancorp to become a bank holding company. Included in the Reform Plan, if enacted, would be the creation of a new consumer financial protection agency (the “CFPA”). The CFPA would be the single primary federal consumer protection supervisor and would have supervisory, examination, and enforcement authority over all entities subject to its regulations, including regulations implementing consumer protection, fair lending, and community reinvestment laws, as well as entities subject to selected statutes for which existing rule-writing authority does not exist or is limited (for example, the Fair Housing Act to the extent it covers mortgages, the Credit Repair Organization Act, the Fair Debt Collection Practices Act, and provisions of the Fair Credit Reporting Act). The CFPA would assume from the federal banking regulators all responsibilities for supervising banking institutions for compliance with consumer regulations, whether federally-chartered or state-chartered and supervised by a federal banking regulator.
In connection with the Reform Plan’s proposal to establish the CFPA, the Reform Plan states that the CFPA’s rules, particularly as they relate to residential lending, would serve as a floor, not a ceiling and that states should have the ability to adopt and enforce stricter consumer compliance laws. The Reform Plan proposes that states be given concurrent authority to enforce regulations of the CFPA and that the CFPA should coordinate enforcement efforts with the states. The Reform Plan does not specify how preemption of state laws would be handled following the elimination of the federal thrift charter or how long federal thrifts would have to comply with any state laws that are no longer preempted. Further, a recent decision by the United States Supreme Court (the “Court”) has reinforced the erosion of federal preemption. On June 29, 2009, in the case Cuomo v. The Clearing House Association, LLC, the Court addressed national bank preemption and held that states have the power to enforce state fair lending laws against national banks. The Cuomo decision indicates a movement towards a system in which federal banking agencies have authority over purely visitorial issues (i.e., chartering, and safety and soundness supervision) and the CFPA and state regulators have authority to regulate federal and state consumer protection laws.
Legislation has been introduced in Congress to implement the Reform Plan. This legislation is in an early stage of consideration in Congress and at this point in time it cannot be determined which provisions of the Reform Plan will result in final legislation.
While it is unclear how the balance between federal and state consumer protection regulation will be struck, it is possible we will face more burdensome regulation not only from newly empowered states, but also from federal regulators. If the provisions of the Reform Plan related to the erosion of preemption are adopted as law, we may incur significant additional compliance costs.
The FDIC’s recently adopted restoration plan and the related increased assessment rate schedule may have a material effect on our results of operations.
The FDIC adopted a restoration plan that raised the deposit insurance assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009. Additionally, beginning with the second quarter of 2009, the initial base assessment rates were increased further depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. The FDIC also adopted a final rule in May 2009, imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009 up to a maximum of ten basis points of deposits. The special assessment will be collected on September 30, 2009. Our FDIC special assessment was in the amount of $21.1 million, greatly increasing our non-interest expense for the three and six months ended June 30, 2009. The final rule also allows the FDIC to impose possible additional special assessments of up to five basis points thereafter to maintain public confidence in the DIF. There is no guarantee that the higher premiums and special assessments described above will be sufficient for the DIF to meet its funding requirements, which may necessitate further special assessments or increases in deposit insurance premiums. Any such future assessments or increases could have a further material impact on our results of operations.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the second quarter of 2009 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

April 1-April 30, 2009	100,000	$12.74	100,000	50,223,550
May 1-May 31, 2009	119,355 (2)	12.50	100,000	50,123,550
June 1-June 30, 2009	—	—	—	50,123,550

Total	219,355	12.61	200,000

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

(2)	Includes the purchase of 19,355 shares reflects the surrender of vesting RRP awards to satisfy witholding requirements
Item 3. — Defaults Upon Senior Securities
Not applicable.

Item 4. — Submission of Matters to a Vote of Security Holders
On April 21, 2009, the annual meeting of shareholders of Hudson City Bancorp, Inc. was held to consider and vote on certain matters.
Proposal 1 — The election of three directors for terms of three years each.
Votes cast for Denis J. Salamone.:

For:	415,056,988
Withheld:	23,683,569
Votes cast for Michael W. Azzara:

For:	427,992,568
Withheld:	10,747,989
Votes cast for Victoria H. Bruni:

For:	418,979,839
Withheld:	19,760,718
There were 82,952,458 broker held non-voted shares represented at the annual meeting with respect to this matter.
Proposal 2 — The ratification of the appointment of KPMG LLP as Hudson City Bancorp’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For:	420,405,415
Against:	17,098,232
Abstain:	1,236,910
There were 82,952,458 broker held non-voted shares represented at the annual meeting with respect to this matter.
Item 5. — Other Information
Not applicable.

Item 6. — Exhibits

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 7, 2009, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at June 30, 2009 and December 31, 2008, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2009 and 2008 , (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and (v) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text). *

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.
Date: August 7, 2009	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ James C. Kranz
James C. Kranz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)