Form 10-Q
period 2009-09-30
HUDSON CITY BANCORP INC
filed 2009-11-06
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2009

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
Yes ☐      No ☑
As of November 2, 2009, the registrant had 525,312,983 shares of common stock, $0.01 par value, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2009	2008
(In thousands, except share and per share amounts)	(unaudited)
Assets:
Cash and due from banks	$217,461	$184,915
Federal funds sold and other overnight deposits	453,017	76,896

Total cash and cash equivalents	670,478	261,811
Securities available for sale:
Mortgage-backed securities	9,550,806	9,915,554
Investment securities	2,117,664	3,413,633
Securities held to maturity:
Mortgage-backed securities (fair value of $11,170,719 at September 30, 2009 and $9,695,445 at December 31, 2008)	10,751,866	9,572,257
Investment securities (fair value of $3,217,143 at September 30, 2009 and $50,512 at December 31, 2008)	3,238,044	50,086

Total securities	25,658,380	22,951,530
Loans	31,122,330	29,418,888
Net deferred loan costs	80,649	71,670
Allowance for loan losses	(114,833)	(49,797)

Net loans	31,088,146	29,440,761
Federal Home Loan Bank of New York stock	877,017	865,570
Foreclosed real estate, net	12,777	15,532
Accrued interest receivable	310,520	299,045
Banking premises and equipment, net	71,110	73,502
Goodwill	152,109	152,109
Other assets	43,998	85,468

Total Assets	$58,884,535	$54,145,328

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$22,523,737	$17,949,846
Noninterest-bearing	590,212	514,196

Total deposits	23,113,949	18,464,042
Repurchase agreements	15,100,000	15,100,000
Federal Home Loan Bank of New York advances	14,925,000	15,125,000

Total borrowed funds	30,025,000	30,225,000
Due to brokers	200,000	239,100
Accrued expenses and other liabilities	275,405	278,390

Total liabilities	53,614,354	49,206,532

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 524,889,925 shares outstanding at September 30, 2009 and 523,770,617 shares outstanding at December 31, 2008	7,415	7,415
Additional paid-in capital	4,670,808	4,641,571
Retained earnings	2,347,827	2,196,235
Treasury stock, at cost; 216,576,630 shares at September 30, 2009 and 217,695,938 shares at December 31, 2008	(1,740,467)	(1,737,838)
Unallocated common stock held by the employee stock ownership plan	(211,738)	(216,244)
Accumulated other comprehensive income, net of tax	196,336	47,657

Total shareholders’ equity	5,270,181	4,938,796

Total Liabilities and Shareholders’ Equity	$58,884,535	$54,145,328

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$424,521	$394,748	$1,252,011	$1,110,121
Consumer and other loans	5,212	6,245	16,629	19,978
Mortgage-backed securities held to maturity	128,996	123,890	368,212	372,354
Mortgage-backed securities available for sale	114,821	101,410	374,995	259,872
Investment securities held to maturity	30,835	874	44,920	12,764
Investment securities available for sale	27,155	40,825	107,074	121,354
Dividends on Federal Home Loan Bank of New York stock	12,281	12,510	30,698	40,729
Federal funds sold and other overnight deposits	344	815	707	4,093

Total interest and dividend income	744,165	681,317	2,195,246	1,941,265

Interest Expense:
Deposits	112,925	133,983	375,003	433,398
Borrowed funds	305,783	292,256	908,558	826,342

Total interest expense	418,708	426,239	1,283,561	1,259,740

Net interest income	325,457	255,078	911,685	681,525

Provision for Loan Losses	40,000	5,000	92,500	10,500

Net interest income after provision for loan losses	285,457	250,078	819,185	671,025

Non-Interest Income:
Service charges and other income	2,513	2,181	7,207	6,490
Gain on securities transactions, net	—	—	24,185	—

Total non-interest income	2,513	2,181	31,392	6,490

Non-Interest Expense:
Compensation and employee benefits	34,043	32,052	103,166	94,896
Net occupancy expense	7,965	7,633	24,260	22,437
Federal deposit insurance assessment	10,930	945	23,294	1,784
FDIC special assessment	—	—	21,098	—
Other expense	9,982	8,793	30,843	26,695

Total non-interest expense	62,920	49,423	202,661	145,812

Income before income tax expense	225,050	202,836	647,916	531,703

Income tax expense	89,964	80,928	257,248	210,423

Net income	$135,086	$121,908	$390,668	$321,280

Basic earnings per share	$0.28	$0.25	$0.80	$0.66

Diluted earnings per share	$0.27	$0.25	$0.80	$0.65

Weighted Average Number of Common Shares Outstanding:
Basic	489,545,739	484,759,567	488,048,312	483,915,018
Diluted	491,992,378	495,715,998	491,356,241	495,298,081
See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
	(In thousands, except per share data)

Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,641,571	4,578,578
Stock option plan expense	9,901	11,338
Tax benefit from stock plans	18,003	14,066
Allocation of ESOP stock	4,633	8,006
RRP stock granted	(6,771)	—
Vesting of RRP stock	3,471	1,030

Balance at end of period	4,670,808	4,613,018

Retained Earnings:
Balance at beginning of year	2,196,235	2,002,049
Net Income	390,668	321,280
Dividends paid on common stock ($0.44 and $0.32 per share, respectively)	(214,926)	(154,809)
Exercise of stock options	(24,150)	(11,871)

Balance at end of period	2,347,827	2,156,649

Treasury Stock:
Balance at beginning of year	(1,737,838)	(1,771,106)
Purchase of common stock	(43,477)	(3,600)
Exercise of stock options	34,077	20,018
RRP stock granted	6,771	—

Balance at end of period	(1,740,467)	(1,754,688)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(216,244)	(222,251)
Allocation of ESOP stock	4,506	4,506

Balance at end of period	(211,738)	(217,745)

Accumulated other comprehensive income(loss):
Balance at beginning of year	47,657	16,622

Net unrealized holding gains (losses) on securities available for sale arising during period, net of tax expense (benefit) of $112,963 and ($24,160) in 2009 and 2008, respectively	163,568	(34,983)
Reclassification adjustment for realized gains in net income, net of tax expense of $9,880 and $0 in 2009 and 2008, respectively	(14,305)	—
Pension and other postretirement benefits adjustment, net of tax benefit of $403 and $108 for 2009 and 2008, respectively	(584)	(156)

Other comprehensive income(loss), net of tax	148,679	(35,139)

Balance at end of period	196,336	(18,517)

Total Shareholders’ Equity	$5,270,181	$4,786,132

Summary of comprehensive income
Net income	$390,668	$321,280
Other comprehensive income(loss), net of tax	148,679	(35,139)

Total comprehensive income	$539,347	$286,141

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
	(In thousands)
Cash Flows from Operating Activities:
Net income	$390,668	$321,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	48,690	20,061
Provision for loan losses	92,500	10,500
Net gain on sale of securities	(24,185)	—
Share-based compensation, including committed ESOP shares	22,511	24,880
Deferred tax benefit	(29,580)	(15,757)
Increase in accrued interest receivable	(11,475)	(36,457)
Increase in other assets	(11,166)	(7,590)
(Decrease) increase in accrued expenses and other liabilities	(25,868)	30,937

Net Cash Provided by Operating Activities	452,095	347,854

Cash Flows from Investing Activities:
Originations of loans	(4,656,065)	(4,008,755)
Purchases of loans	(2,451,388)	(2,553,897)
Principal payments on loans	5,340,970	2,218,412
Principal collection of mortgage-backed securities held to maturity	1,827,195	1,076,247
Purchases of mortgage-backed securities held to maturity	(3,017,731)	(1,185,106)
Principal collection of mortgage-backed securities available for sale	1,604,549	750,785
Purchases of mortgage-backed securities available for sale	(1,992,789)	(4,279,939)
Proceeds from sales of mortgage backed securities available for sale	785,594	—
Proceeds from maturities and calls of investment securities held to maturity	50,000	1,358,485
Purchases of investment securities held to maturity	(3,040,329)	—
Proceeds from maturities and calls of investment securities available for sale	2,622,225	1,349,902
Proceeds from sales of investment securities available for sale	317	—
Purchases of investment securities available for sale	(1,331,300)	(1,900,000)
Purchases of Federal Home Loan Bank of New York stock	(78,272)	(137,189)
Redemption of Federal Home Loan Bank of New York stock	66,825	720
Purchases of premises and equipment, net	(4,881)	(6,546)
Net proceeds from sale of foreclosed real estate	12,218	4,570

Net Cash Used in Investment Activities	(4,262,862)	(7,312,311)

Cash Flows from Financing Activities:
Net increase in deposits	4,649,907	2,134,081
Proceeds from borrowed funds	750,000	5,500,000
Principal payments on borrowed funds	(950,000)	(366,000)
Dividends paid	(214,926)	(154,809)
Purchases of treasury stock	(43,477)	(3,600)
Exercise of stock options	9,927	8,147
Tax benefit from stock plans	18,003	14,066

Net Cash Provided by Financing Activities	4,219,434	7,131,885

Net Increase in Cash and Cash Equivalents	408,667	167,428
Cash and Cash Equivalents at Beginning of Year	261,811	217,544

Cash and Cash Equivalents at End of Period	$670,478	$384,972

Supplemental Disclosures:
Interest paid	$1,282,653	$1,242,876

Loans transferred to foreclosed real estate	$14,998	$11,129

Income tax payments	$279,347	$208,741

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
2. Basis of Presentation
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2009. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate.
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2009			2008
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
		(In thousands, except per share data)
Net income	$135,086			$121,908

Basic earnings per share:
Income available to common stockholders	$135,086	489,546	$0.28	$121,908	484,760	$0.25

Effect of dilutive common stock equivalents	—	2,446		—	10,956

Diluted earnings per share:
Income available to common stockholders	$135,086	491,992	$0.27	$121,908	495,716	$0.25

	For the Nine Months Ended September 30,
	2009			2008
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
		(In thousands, except per share data)
Net income	$390,668			$321,280

Basic earnings per share:
Income available to common stockholders	$390,668	488,048	$0.80	$321,280	483,915	$0.66

Effect of dilutive common stock equivalents	—	3,308		—	11,383

Diluted earnings per share:
Income available to common stockholders	$390,668	491,356	$0.80	$321,280	495,298	$0.65

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
4. Fair Value and Unrealized Losses of Securities
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
September 30, 2009

Held to maturity:
Investment securities	$2,271,003	$(27,639)	$—	$—	$2,271,003	$(27,639)
Mortgage-backed securities	283,509	(2,521)	62,836	(174)	346,345	(2,695)

Total temporarily impaired securities held to maturity	2,554,512	(30,160)	62,836	(174)	2,617,348	(30,334)

Available for sale:
Investment securities	367,807	(6,890)	—	—	367,807	(6,890)
Mortgage-backed securities	169,051	(1,448)	40,111	(85)	209,162	(1,533)

Total temporarily impaired securities available for sale	536,858	(8,338)	40,111	(85)	576,969	(8,423)

Total	$3,091,370	$(38,498)	$102,947	$(259)	$3,194,317	$(38,757)

December 31, 2008

Held to maturity:
Mortgage-backed securities	$241,669	$(1,873)	$628,203	$(6,200)	$869,872	$(8,073)

Total temporarily impaired securities held to maturity	241,669	(1,873)	628,203	(6,200)	869,872	(8,073)

Available for sale:
Investment securities	594,907	(5,093)	—	—	594,907	(5,093)
Mortgage-backed securities	408,040	(6,766)	467,660	(18,109)	875,700	(24,875)

Total temporarily impaired securities available for sale	1,002,947	(11,859)	467,660	(18,109)	1,470,607	(29,968)

Total	$1,244,616	$(13,732)	$1,095,863	$(24,309)	$2,340,479	$(38,041)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. We only purchase securities issued by U.S. government-sponsored enterprises (“GSEs”) and do not own any unrated or private label securities or other high-risk securities such as those backed by sub-prime loans. Accordingly, it is expected that the securities would not be settled at a price less than the Company’s amortized cost basis. We do not consider these investments to be other-than-temporarily impaired at September 30, 2009 and December 31, 2008 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.
5. Stock Repurchase Programs
Under our previously announced stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock, which may be reissued for general corporate use. During the nine months ended September 30, 2009, we purchased 4.0 million shares of our

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
common stock at an aggregate cost of $43.5 million. As of September 30, 2009, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.
6. Fair Value Measurements
a) Fair Value Measurements
The Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. ASC Topic 820 was issued to increase consistency and comparability in reporting fair values.
We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at September 30, 2009. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.
In accordance with ASC Topic 820-10-35-01, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
We base our fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. ASC Topic 820 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by GSEs. The fair values for substantially all of these securities are obtained from an independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. We also own equity securities with a carrying value of $7.2 million for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2009.

		Fair Value Measurements at September 30, 2009
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)
Available for sale:
Mortgage-backed securities	$9,550,806	$—	$9,550,806	$—
Investment securities	2,117,664	7,178	2,110,486	—

Total available for sale	$11,668,470	$7,178	$11,661,292	$—

Assets that were measured at fair value on a non-recurring basis at September 30, 2009 were limited to non-performing commercial and construction loans that are collateral dependent and foreclosed real estate. Commercial and construction loans evaluated for impairment in accordance with FASB guidance amounted to $10.8 million at September 30, 2009. Based on this evaluation, we established an allowance for loan losses of $2.1 million for such impaired loans. The provision for loan losses related to these loans amounted to $1.3 million for the first nine months of 2009. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs. Since all of our impaired loans at September 30, 2009 are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.
Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate at September 30, 2009 amounted to $12.8 million. During the first nine months of 2009 and 2008, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $2.9 million and $1.2 million, respectively. Write downs and net loss on sale related to foreclosed real estate that were charged to non-interest expense amounted to $2.0 million and $852,000 for those same respective periods.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2009.

	Fair Value Measurements at September 30, 2009
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Assets (Level 1)	(Level 2)	(Level 3)
		(In thousands)
Impaired loans	$—	$—	$10,787
Foreclosed real estate	—	—	12,777
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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The estimated fair value of Hudson City Bancorp’s financial instruments are summarized as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Assets:
Cash and due from banks	$217,461	$217,461	$184,915	$184,915
Federal funds sold	453,017	453,017	76,896	76,896
Investment securities held to maturity	3,238,044	3,217,143	50,086	50,512
Investment securities available for sale	2,117,664	2,117,664	3,413,633	3,413,633
Federal Home Loan Bank of New York stock	877,017	877,017	865,570	865,570
Mortgage-backed securities held to maturity	10,751,866	11,170,719	9,572,257	9,695,445
Mortgage-backed securities available for sale	9,550,806	9,550,806	9,915,554	9,915,554
Loans	31,088,146	32,781,765	29,440,761	29,743,919

Liabilities:
Deposits	23,113,949	23,438,557	18,464,042	18,486,681
Borrowed funds	30,025,000	33,181,508	30,225,000	34,156,052
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
In 2005, we limited participation in the non-contributory retirement plan and the post-retirement benefit plan to those employees hired on or before July 31, 2005. We also placed a cap on paid medical expenses at the 2007 rate, beginning in 2008, for those eligible employees who retire after December 31, 2005. As part of our acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) in 2006, participation in the Sound Federal retirement plans and the accrual of benefits for such plans were frozen as of the acquisition date.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended September 30,
	Retirement Plans		Other Benefits
	2009	2008	2009	2008
		(In thousands)
Service cost	$1,003	$881	$234	$253
Interest cost	1,863	1,682	529	544
Expected return on assets	(1,939)	(2,135)	—	—
Amortization of:
Net loss	824	81	128	141
Unrecognized prior service cost	85	82	(391)	(391)

Net periodic benefit cost	$1,836	$591	$500	$547

	For the Nine Months Ended September 30,
	Retirement Plans		Other Benefits
	2009	2008	2009	2008
		(In thousands)
Service cost	$3,009	$2,643	$702	$759
Interest cost	5,589	5,046	1,587	1,632
Expected return on assets	(5,817)	(6,405)	—	—
Amortization of:
Net loss	2,472	243	384	423
Unrecognized prior service cost	255	246	(1,173)	(1,173)

Net periodic benefit cost	$5,508	$1,773	$1,500	$1,641

During the nine months ended September 30, 2009 and 2008, we made contributions of $35.0 million and $3.2 million, respectively, to the pension plans.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
8. Stock-Based Compensation
Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	For the Nine Months Ended September 30,
	2009		2008
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	26,728,119	$10.35	29,080,114	$7.91
Granted	3,375,000	12.11	4,025,000	15.96
Exercised	(4,240,913)	2.33	(2,516,951)	3.26
Forfeited	—	—	(48,784)	13.21

Outstanding at end of period	25,862,206	$11.89	30,539,379	$9.35

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

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
The fair value of the 2009 grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. As a result of low employee turnover, the assumption regarding the forfeiture rate of option grants had no effect on the fair value estimate. The per share weighted-average fair value of the options granted during the nine months ended September 30, 2009 was $1.94.

2009
Expected dividend yield	4.80%
Expected volatility	29.72%
Risk-free interest rate	1.68%
Expected option life	5.3 years
Compensation expense related to our outstanding stock options amounted to $3.0 million and $3.8 million for the three months ended September 30, 2009 and 2008, respectively, and $9.9 million and $11.3 million, for the nine months ended September 30, 2009 and 2008, respectively.
Stock Awards
During 2009, the Committee authorized performance-based stock awards (the “2009 stock awards”) pursuant to the SIP Plan for 847,750 shares of our common stock. These shares were issued from treasury stock and will vest in annual installments over a three-year period if certain performance measures are met and employment continues through the vesting date. None of these shares may be sold or transferred before the January 2012 vesting date. We have determined that it is probable these performance measures will be met and have therefore recorded compensation expense for the 2009 stock awards. Expense for the 2009 stock awards is recognized over the vesting period and is based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, we have 56,157 shares of unvested stock awards that were granted in prior years. Total compensation expense for stock awards amounted to $1.2 million and $330,000 for each of the three months ended September 30, 2009 and 2008, respectively, and $3.5 million and $1.0 million, for each of the nine months ended September 30, 2009 and 2008, respectively.
9. Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure requirements for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.
In June 2009, the FASB Codification (the “Codification”) was issued. The Codification is the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the Codification did not have an impact on our consolidated financial condition and results of operations.

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosure on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. We do not expect that the guidance will have a material impact on our financial condition, results of operations or financial statement disclosures.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). The guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that the guidance will have a material impact on our financial condition, results of operations or financial statement disclosures.
In May 2009, the FASB issued new guidance on subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth (a) the period after the balance sheet date during which an entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance does not result in significant changes in the subsequent events an entity reports, either through recognition or disclosure, in the financial statements. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The guidance was effective for interim and annual periods after June 15, 2009. The guidance did not have any effect on our financial condition, results of operations or financial statement disclosures.
In April 2009, the FASB issued a staff position that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The staff position notes that a reporting entity should evaluate various factors to determine whether there has been a significant decrease in the volume and activity for the asset or liability when compared with normal activity for the asset or liability. These factors include, but are not limited to: few recent transactions (based on volume and level of activity in the market), price quotations are not based on current information, price quotations vary substantially over time or among market makers, indexes that previously were highly correlated with the fair values of the asset are demonstrably uncorrelated with recent fair values, abnormal liquidity risk premiums or implied yields for quoted prices when compared with reasonable estimates of credit and other non-performance risk for the asset class, abnormally wide bid-ask spread or significant increases in the bid-ask spread, and little information is released publicly. If the reporting entity concludes there has been a significant decrease in the volume or activity for the asset or liability in relation to normal market activity, then further analysis of the transactions or quoted prices is needed. This would include a change in valuation technique or the use of multiple valuation techniques to assist in the determination of a fair value of the asset or liability. The staff position was effective for interim and annual periods ending after June 15, 2009 and was to be applied prospectively. Our adoption of the staff position effective April

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
1, 2009, did not have a material impact on our financial condition, results of operations or financial statement disclosures.
In April 2009, the FASB issued a staff position requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This staff position requires an entity to disclose in the body or in the accompanying notes of its interim financial statements and its annual financial statements the fair value of all financial instruments, whether recognized or not recognized in the statements of financial position. Fair value information disclosed in the interim period notes will be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statements of financial position. An entity will also disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This staff position was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the staff position in the second quarter of 2009 and have provided the required interim period disclosures.
In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recognized in earnings. This staff position requires that an entity assess whether an impairment of a debt security is other-than-temporary and, as part of that assessment, determine its intent and ability to hold the security. If the entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. In addition, an other-than-temporary impairment shall be considered to have occurred if it is more likely than not that it will be required to sell the security before recovery of its amortized cost. Other-than-temporary impairments that are attributable to credit losses are to be recognized in income with the remaining decline in the fair value of a security recognized in other comprehensive income. This staff position was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after (but not before) March 15, 2009. We adopted the staff position effective April 1, 2009 which did not have a material impact on our financial condition, results of operations or financial statement disclosures.
In September 2008, FASB issued guidance which addresses whether share-based payments are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. The guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively. The guidance did not have a material impact on our computation of EPS.
In December 2007, the FASB issued new guidance on non-controlling interests which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. A parent deconsolidates a subsidiary as of the date the parent ceases to have a controlling financial interest in the subsidiary. If a parent retains a non-controlling equity investment in the former subsidiary, that investment is measured at its fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the non-controlling equity investment. The guidance requires

Hudson City Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the controlling (parent) and the non-controlling owners of a subsidiary. This includes a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of the guidance did not have a material impact on our financial condition or results of operations.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We continue to focus on our traditional consumer-oriented business model by growing our franchise through the origination and purchase of one- to four-family mortgage loans and funding this loan production with deposit growth and borrowings. During 2009, we were able to fund our loan production with deposit growth.
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
The Federal Open Market Committee of the Federal Reserve Bank (the “FOMC”) noted that economic activity and conditions within the financial markets have improved in recent months. However, the national unemployment rate increased to 9.8% in September 2009 as compared to 9.5% in June 2009 and 7.2% in December 2008. The S&P/Case-Shiller Home Price Index for the New York metropolitan area, where most of our lending activity occurs, declined by approximately 5.3% in the first nine months of 2009 and by 9.15% in 2008. The S&P/Case-Shiller U.S. National Home Price Index decreased by 4.8% in the first half of 2009 and by 18.2% in 2008. Lower household wealth and tight credit conditions in addition to the increase in the national unemployment rate has resulted in the FOMC maintaining the overnight lending rate at zero to 0.25% during the third quarter of 2009. As a result, short-term market interest rates have remained at low levels during the third quarter of 2009. This allowed us to continue to re-price our short-term deposits thereby reducing our cost of funds. While longer-term market interest rates increased during the third quarter of 2009, rates on mortgage-related assets have declined slightly, although to a lesser extent than the decline in our cost of funds. As a result, our net interest rate spread and net interest margin increased from the second quarter of 2009 as well as from the third quarter of 2008.
Net income increased 10.8% for the third quarter of 2009 to $135.1 million as compared to $121.9 million for the third quarter of 2008. Net income increased 21.6% for the first nine months of 2009 to $390.7 million as compared to $321.3 million for the first nine months of 2008. These increases occurred in the face of significantly higher deposit insurance fees, including an across the industry special assessment imposed in the second quarter of 2009 by the Federal Deposit Insurance Corporation (the “FDIC”), as well as a significantly higher provision for loan losses.
Net interest income increased $70.4 million, or 27.6%, to $325.5 million for the third quarter 2009 as compared to $255.1 million for the third quarter of 2008. During the third quarter of 2009, our net interest rate spread increased 32 basis points to 2.02% and our net interest margin increased 22 basis points to 2.30% as compared to 2.08% for the third quarter in 2008. Net interest income increased $230.2 million, or 33.8%, to $911.7 million for the first nine months of 2009 as compared to $681.5 million for the same period in 2008. During the first nine months of 2009, our net interest rate spread increased 36 basis points to 1.88% and our net interest margin increased 25 basis points to 2.18% as compared to 1.93% for the same period in 2008. The increases in our net interest rate spread and net interest margin were due to a steeper yield curve which allowed us to reduce deposit costs at a faster pace than the decrease in our mortgage yields.
The provision for loan losses amounted to $40.0 million for the third quarter of 2009 and $92.5 million for the nine months ended September 30, 2009 as compared to $5.0 million and $10.5 million for the same respective periods in 2008. The increase in the provision for loan losses reflects the risks inherent in our loan portfolio due to decreases in real estate values in our lending markets, the increase in non-performing loans, the increase in loan charge-offs, the continued weakened economic conditions and rising levels of unemployment during the first nine months of 2009. Non-performing loans amounted to $517.6 million or 1.66% of total loans at September 30, 2009 as compared to $217.6 million or 0.74% of total loans at December 31, 2008. Net charge-offs amounted to $13.2 million for the third quarter of 2009 and $27.5 million for the nine months ended September 30, 2009 as compared to $1.4 million and $2.6 million for the same respective periods in 2008. The increase in non-performing loans reflects the current weakened economic conditions coupled with the continued deterioration of the housing market. The conditions in the housing market are evidenced by declining house prices, reduced levels of home sales, increasing inventories of houses on the market, and an increase in the length of time houses remain on the market.
Total non-interest income was $31.4 million for the first nine months of 2009 as compared to $6.5 million for the comparable period in 2008. Included in non-interest income were net gains on securities transactions, $24.0 million of which resulted from the sale of $761.6 million of mortgage-backed securities available-for-sale. Proceeds from the securities sale were primarily used to fund the purchase of first mortgage loans during the second quarter of 2009. In addition, service charges and other income increased slightly for both the three and nine months ended September 30, 2009 compared to the comparable periods in 2008.
Total non-interest expense increased $13.5 million, or 27.3%, to $62.9 million for the third quarter of 2009 from $49.4 million for the third quarter of 2008. The increase is primarily due to increases of $10.0 million in Federal deposit insurance expense, $2.0 million in compensation and employee benefits expense, and $1.2 million in other non-interest expense. Total non-interest expense increased $56.9 million, or 39.0%, to $202.7 million for the first nine months of 2009 from $145.8 million for the same period in 2008. The increase is primarily due to the FDIC special assessment of $21.1 million and increases of $21.5 million in Federal deposit insurance expense, $8.3 million in compensation and employee benefits expense, and $4.1 million in other non-interest expense.
We grew our assets by 8.7% to $58.88 billion at September 30, 2009 from $54.15 billion at December 31, 2008. We grew our assets by 21.9% during 2008. We slowed our growth rate in 2009 as mortgage refinancing activity caused an increase in loan repayments and available reinvestment yields on securities decreased. We may continue to grow at a slower rate than in the past until market conditions provide for more profitable growth.
Loans increased $1.65 billion to $31.09 billion at September 30, 2009 from $29.44 billion at December 31, 2008. While the residential real estate markets have weakened considerably during the past year, low market interest rates and an increase in mortgage refinancing caused by market interest rates that are at near-historic lows have resulted in increased loan originations. The increase in refinancing activity has also resulted in an increase in principal repayments.
Total securities increased $2.71 billion to $25.66 billion at September 30, 2009 from $22.95 billion at December 31, 2008. The increase in securities was primarily due to purchases (including purchases recorded in the third quarter of 2009 with settlement dates after September 30, 2009) of mortgage-backed and investment securities of $5.01 billion and $4.57 billion, respectively, partially offset by principal collections on mortgage-backed securities of $3.43 billion and sales of mortgage-backed securities of $761.6 million and calls of investment securities of $2.67 billion.
The increase in our total assets during the first nine months of 2009 was funded primarily by an increase in customer deposits. Deposits increased $4.65 billion to $23.11 billion at September 30, 2009 from $18.46 billion at December 31, 2008. The increase in deposits was attributable to growth in our time deposits and money market accounts. Borrowed funds decreased $200.0 million to $30.03 billion at September 30, 2009 from $30.23 billion at December 31, 2008.
Comparison of Financial Condition at September 30, 2009 and December 31, 2008
Total assets increased $4.73 billion, or 8.7%, to $58.88 billion at September 30, 2009 from $54.15 billion at December 31, 2008.
Loans increased $1.65 billion, or 5.6%, to $31.09 billion at September 30, 2009 from $29.44 billion at December 31, 2008 due primarily to the origination of residential first mortgage loans in New Jersey, New York and Connecticut as well as our continued loan purchase activity. For the first nine months of 2009, we originated $4.66 billion and purchased $2.45 billion of loans, compared to originations of $4.01 billion and purchases of $2.55 billion for the comparable period in 2008. The origination and purchases of loans were partially offset by principal repayments of $5.34 billion in the first nine months of 2009 as compared to $2.22 billion for the first nine months of 2008. Loan originations have increased primarily due to our competitive rates and an increase in mortgage refinancing caused by market interest rates that are at near-historic lows. The increase in refinancing activity occurring in the marketplace has also caused an increase in principal repayments during the first nine months of 2009.
Our first mortgage loan originations and purchases during the first nine months of 2009 were substantially all in one-to four-family mortgage loans. Approximately 45.0% of mortgage loan originations for the first nine months of 2009 were variable-rate loans as compared to approximately 58.0% for the comparable period in 2008. Approximately 46.0% of mortgage loans purchased during the nine months ended September 30, 2009 were fixed-rate mortgage loans. Fixed-rate mortgage loans accounted for 74.4% of our first mortgage loan portfolio at September 30, 2009 and 75.7% at December 31, 2008.
Non-performing loans amounted to $517.6 million or 1.66% of total loans at September 30, 2009 as compared to $217.6 million or 0.74% of total loans at December 31, 2008.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At September 30, 2009		At December 31, 2008
	Total loans	Non-performing loans	Total loans	Non-performing loans
New Jersey	43.6%	44.6%	44.8%	40.4%
New York	17.6%	18.7%	15.6%	22.6%
Connecticut	11.8%	4.4%	9.3%	2.3%

Total New York metropolitan area	73.0%	67.7%	69.7%	65.3%

Virginia	4.8%	4.9%	5.5%	4.2%
Illinois	3.8%	5.1%	4.3%	3.5%
Maryland	3.7%	5.2%	4.2%	5.4%
Massachusetts	2.7%	2.1%	3.0%	2.7%
Minnesota	1.6%	2.6%	1.8%	3.8%
Michigan	1.4%	4.1%	1.7%	3.7%
Pennsylvania	1.8%	1.8%	1.5%	1.5%
All others	7.2%	6.5%	8.3%	9.9%

	27.0%	32.3%	30.3%	34.7%

	100.0%	100.0%	100.0%	100.0%

Total mortgage-backed securities increased $814.9 million to $20.30 billion at September 30, 2009 from $19.49 billion at December 31, 2008. This increase in total mortgage-backed securities resulted from the purchase of $5.01 billion of mortgage-backed securities, primarily collateralized mortgage obligations, all of which were issued by GSEs. The increase was partially offset by repayments of $3.43 billion and sales of $761.6 million. At September 30, 2009, variable-rate mortgage-backed securities accounted for 69.1% of our portfolio compared with 83.5% at December 31, 2008. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our loan portfolio includes a concentration of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations.
Total investment securities increased $1.90 billion to $5.36 billion at September 30, 2009 as compared to $3.46 billion at December 31, 2008. The increase in investment securities is primarily due to purchases of $4.57 billion. The increase was partially offset by calls of investment securities of $2.67 billion.
Since we invest primarily in securities issued by GSEs, there were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.
Total cash and cash equivalents increased $408.7 million to $670.5 million at September 30, 2009 as compared to $261.8 million at December 31, 2008. This increase is due to liquidity being provided by strong deposit growth and increased repayments on mortgage-related assets. In addition, we have maintained a higher level of Federal funds sold since other types of short- and medium-term investments are currently providing relatively low yields. Other assets decreased $41.5 million, primarily due to a decrease in deferred tax assets of $50.9 million.

Total liabilities increased $4.40 billion, or 8.9%, to $53.61 billion at September 30, 2009 from $49.21 billion at December 31, 2008. The increase in total liabilities primarily reflected a $4.65 billion increase in deposits, partially offset by a $200.0 million decrease in borrowed funds.
Total deposits increased $4.65 billion, or 25.2%, to $23.11 billion at September 30, 2009 as compared to $18.46 billion at December 31, 2008. The increase in total deposits included a $2.39 billion increase in our time deposits, a $1.84 billion increase in our money market checking accounts and a $337.6 million increase in our interest-bearing transaction accounts and savings accounts. The increases in our deposits reflect our strategy to expand our branch network and to grow deposits in our existing branches by offering competitive rates. At September 30, 2009 we had 131 branches as compared to 127 at December 31, 2008 and 125 at September 30, 2008. We also began accepting deposits through our internet banking service in December 2008, which had $183.9 million in deposits at September 30, 2009.
Borrowings amounted to $30.03 billion at September 30, 2009 as compared to $30.23 billion at December 31, 2008. The decrease in borrowed funds was the result of repayments of $950.0 million with a weighted average rate of 1.63%, largely offset by $750.0 million of new borrowings at a weighted-average rate of 1.69%. During the first nine months of 2009, we modified $650.0 million of borrowings to extend the call dates of the borrowings by between two and four years. Borrowed funds at September 30, 2009 were comprised of $14.93 billion of FHLB advances and $15.10 billion of securities sold under agreements to repurchase.
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
Our callable borrowings typically have a final maturity of ten years and may not be called for an initial period of one to five years. We have used this type of borrowing primarily to fund our loan growth because these borrowings have a longer duration than shorter-term non-callable borrowings and have a lower cost than a non-callable borrowing with a maturity date similar to the initial call date of the callable borrowing. However, during the first nine months of 2009, we have been able to fund our asset growth with deposit inflows. We anticipate that we will be able to continue to use deposit growth to fund our asset growth, however, we may use borrowings as a supplemental funding source if deposit growth decreases. In order to fund our growth and provide for our liquidity we may borrow a combination of short-term borrowings with maturities of three to six months and longer term fixed-maturity borrowings with terms of two to five years. Our new borrowings during the first nine months of 2009 consisted of non-callable borrowings of $400.0 million with maturities of one to three months and $350.0 million of non-callable borrowings with maturities of two to three years.
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
Due to brokers amounted to $200.0 million at September 30, 2009 as compared to $239.1 million at December 31, 2008. Due to brokers at September 30, 2009 represents securities purchased in the third quarter of 2009 with settlement dates in the fourth quarter of 2009.
Total shareholders’ equity increased $331.4 million to $5.27 billion at September 30, 2009 from $4.94 billion at December 31, 2008. The increase was primarily due to net income of $390.7 million for the nine months ended September 30, 2009 and a $148.6 million increase in accumulated other comprehensive income, primarily due to an increase in the net unrealized gain on securities available-for-sale. These increases to shareholders’ equity were partially offset by cash dividends paid to common shareholders of $214.9 million and repurchases of our common stock of $43.5 million.
As of September 30, 2009, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. During the first nine months of 2009, we repurchased 4.0 million shares of our outstanding common stock at a total cost of $43.5 million. The average price of shares repurchased in the first nine months was $10.95. Our capital ratios remain in excess of the regulatory requirements for a well-capitalized bank. See “Liquidity and Capital Resources”.
The accumulated other comprehensive income of $196.3 million at September 30, 2009 includes a $223.9 million after-tax net unrealized gain on securities available-for-sale ($378.5 million pre-tax) partially offset by a $27.6 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans.
At September 30, 2009, our shareholders’ equity to asset ratio was 8.95% compared with 9.12% at December 31, 2008. For the first nine months of 2009, the ratio of average shareholders’ equity to average assets was 9.05% compared with 9.94% for the same period in 2008. The lower equity-to-assets ratios reflect our strategy to grow assets and pay dividends. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $10.75 at September 30, 2009 and $10.10 at December 31, 2008. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $10.43 as of September 30, 2009 and $9.77 at December 31, 2008.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2009 and 2008
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended September 30, 2009 and 2008. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended September 30,
	2009				2008
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$30,445,939	$424,521	5.58%		$27,431,258	$394,748	5.76%
Consumer and other loans	369,556	5,212	5.64		418,760	6,245	5.97
Federal funds sold and other overnight deposits	475,094	344	0.29		181,122	815	1.79
Mortgage-backed securities at amortized cost	19,943,911	243,817	4.89		17,288,478	225,300	5.21
Federal Home Loan Bank stock	878,827	12,281	5.59		827,393	12,510	6.05
Investment securities, at amortized cost	4,996,795	57,990	4.64		3,373,018	41,699	4.95

Total interest-earning assets	57,110,122	744,165	5.21		49,520,029	681,317	5.50

Noninterest-earnings assets	1,068,045				769,038

Total Assets	$58,178,167				$50,289,067

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$759,757	1,437	0.75		$727,060	1,378	0.75
Interest-bearing transaction accounts	1,831,426	7,351	1.59		1,609,380	12,248	3.03
Money market accounts	4,109,583	17,606	1.70		2,484,464	20,112	3.22
Time deposits	15,311,050	86,531	2.24		11,435,317	100,245	3.49

Total interest-bearing deposits	22,011,816	112,925	2.04		16,256,221	133,983	3.28

Repurchase agreements	15,100,000	154,175	4.05		14,046,628	144,769	4.10
Federal Home Loan Bank of New York advances	14,965,217	151,608	4.02		14,326,630	147,487	4.10

Total borrowed funds	30,065,217	305,783	4.04		28,373,258	292,256	4.10

Total interest-bearing liabilities	52,077,033	418,708	3.19		44,629,479	426,239	3.80

Noninterest-bearing liabilities:
Noninterest-bearing deposits	542,273				587,553
Other noninterest-bearing liabilities	330,793				284,512

Total noninterest-bearing liabilities	873,066				872,065

Total liabilities	52,950,099				45,501,544
Shareholders’ equity	5,228,068				4,787,523

Total Liabilities and Shareholders’ Equity	$58,178,167				$50,289,067

Net interest income/net interest rate spread (2)		$325,457	2.02			$255,078	1.70

Net interest-earning assets/net interest margin (3)	$5,033,089		2.30%		$4,890,550		2.08%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	x			1.11	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $135.1 million for the third quarter of 2009, an increase of $13.2 million, or 10.8%, compared with net income of $121.9 million for the third quarter of 2008. Basic and diluted earnings per common share were $0.28 and $0.27, respectively, for the third quarter of 2009 as compared to $0.25 for both basic and diluted earnings per share for the third quarter of 2008. For the three months ended September 30, 2009, our annualized return on average shareholders’ equity was 10.34%, compared with 10.19% for the corresponding period in 2008. Our annualized return on average assets for the third quarter of 2009 was 0.93% as compared to 0.97% for the third quarter of 2008. The increase in the annualized return on average equity is primarily due to the increase in net income during the third quarter of 2009.
Interest and Dividend Income. Total interest and dividend income for the third quarter of 2009 increased $62.9 million, or 9.2%, to $744.2 million as compared to $681.3 million for the third quarter of 2008. The increase in total interest and dividend income was primarily due to a $7.59 billion, or 15.3%, increase in the average balance of total interest-earning assets to $57.11 billion for the third quarter of 2009 as compared to $49.52 billion for the third quarter of 2008. The increase in the average balance of total interest-earning assets was partially offset by a decrease of 29 basis points in the annualized weighted-average yield on total interest-earning assets to 5.21% for the quarter ended September 30, 2009 from 5.50% for the same quarter in 2008.
Interest on first mortgage loans increased $29.8 million to $424.5 million for the third quarter of 2009 as compared to $394.7 million for the same quarter in 2008. This was primarily due to a $3.01 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on the growth of our mortgage loan portfolio and an increase in mortgage originations due to refinancing activity caused by market interest rates that are at near-historic lows. The increase in the average balance of first mortgage loans was partially offset by an 18 basis point decrease in the weighted-average yield to 5.58% for the third quarter of 2009 from 5.76% for the third quarter of 2008. The decrease in the average yield earned was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. During the first nine months of 2009, existing mortgage customers refinanced or modified approximately $2.08 billion in mortgage loans with a weighted average rate of 6.21% to a new weighted average rate of 5.42%. We allow existing customers to modify their mortgage loans, for a fee, with the intent of maintaining our customer relationship in periods of extensive refinancing due to a low interest rate environment. The modification changes the existing interest rate to the market rate for a product currently offered by us with a similar or reduced term. We generally do not extend the maturity date of the loan. To qualify for a modification, the loan should be current and our review of past payment performance should indicate that no payments were past due in any of the 12 preceding months. In general, all other terms and conditions of the existing mortgage remain the same.
Interest on consumer and other loans decreased $1.0 million to $5.2 million for the third quarter of 2009 from $6.2 million for the third quarter of 2008. The average balance of consumer and other loans decreased $49.2 million to $369.6 million for the third quarter of 2009 as compared to $418.8 million for the third quarter of 2008 and the average yield earned decreased 33 basis points to 5.64% as compared to 5.97% for the same respective periods.
Interest on mortgage-backed securities increased $18.5 million to $243.8 million for the third quarter of 2009 as compared to $225.3 million for the third quarter of 2008. This increase was due primarily to a $2.65 billion increase in the average balance of mortgage-backed securities to $19.94 billion for the third quarter of 2009 as compared to $17.29 billion for the third quarter of 2008, partially offset by a 32 basis point decrease in the weighted-average yield to 4.89% for the third quarter of 2009 as compared to 5.21% for the same period in 2008.

The increase in the average balance of mortgage-backed securities provides us with a source of cash flow from monthly principal and interest payments. The decrease in the weighted average yield on mortgage-backed securities is a result of lower yields on securities purchased during the second half of 2008 and the first nine months of 2009 when market interest rates were lower than the yield earned on the existing portfolio as well as the repricing of our variable-rate securities.
Interest on investment securities increased $16.3 million to $58.0 million during the third quarter of 2009 as compared to $41.7 million for the third quarter of 2008. This increase was due primarily to a $1.63 billion increase in the average balance of investment securities to $5.00 billion for the third quarter of 2009 from $3.37 billion for the third quarter of 2008. This increase was partially offset by a decrease of 31 basis points in the weighted-average yield to 4.64%.
Dividends on FHLB stock decreased $229,000, or 1.8%, to $12.3 million for the third quarter of 2009 as compared to $12.5 million for the third quarter of 2008. The decrease was due to a 46 basis point decrease in the average yield to 5.59% as compared to 6.05% for the third quarter of 2008. This decrease was partially offset by a $51.4 million increase in the average balance to $878.8 million for the third quarter of 2009 as compared to $827.4 million for the same quarter in 2008. We cannot predict the future amount of dividends that the FHLB may pay or the timing and extent of any changes in the dividend yield.
Interest Expense. Total interest expense for the quarter ended September 30, 2009 decreased $7.5 million, or 1.8%, to $418.7 million as compared to $426.2 million for the quarter ended September 30, 2008. This decrease was primarily due to a 61 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 3.19% for the quarter ended September 30, 2009 compared with 3.80% for the quarter ended September 30, 2008. The decrease was partially offset by a $7.45 billion, or 16.7%, increase in the average balance of total interest-bearing liabilities to $52.08 billion for the quarter ended September 30, 2009 compared with $44.63 billion for the third quarter of 2008. This increase in interest-bearing liabilities was primarily used to fund asset growth.
Interest expense on our time deposit accounts decreased $13.7 million to $86.5 million for the third quarter of 2009 as compared to $100.2 million for the third quarter of 2008. This decrease was due to a decrease in the annualized weighted-average cost of 125 basis points to 2.24% for the third quarter of 2009 from 3.49% for the third quarter of 2008. This decrease was partially offset by a $3.87 billion increase in the average balance of time deposit accounts to $15.31 billion for the third quarter of 2009 from $11.44 billion for the third quarter of 2008. Interest expense on money market accounts decreased $2.5 million to $17.6 million for the third quarter of 2009 as compared to $20.1 million for the same quarter in 2008. This decrease was due to a 152 basis point decrease in the annualized weighted-average cost to 1.70%, partially offset by a $1.63 billion increase in the average balance to $4.11 billion. Interest expense on our interest-bearing transaction accounts decreased $4.8 million to $7.4 million for the third quarter of 2009 from $12.2 million for the same period in 2008. The decrease is due to a 144 basis point decrease in the annualized weighted-average cost to 1.59%, partially offset by a $222.0 million increase in the average balance to $1.83 billion.
The increases in the average balances of interest-bearing deposits reflect our strategy to expand our branch network and to grow deposits in our existing branches by offering competitive rates. Also, in response to the economic recession, households have increased their personal savings. The U.S. household savings rate increased to an average of 4.10% for the first eight months of 2009 as compared to 2.25% for the same period in 2008. We believe that this increase in the household savings rate has contributed to our growth in deposits. The decrease in the average cost of deposits for the third quarter of 2009 reflected lower market interest rates. At September 30, 2009, time deposits scheduled to mature within one year totaled $13.93 billion with an average cost of 2.06%. These time deposits are scheduled to mature as follows: $5.22 billion with an average cost of 1.97% in the fourth quarter of 2009, $4.65 billion with an average cost of 2.07% in the first quarter of 2010, $2.63 billion with an average cost of 2.22% in the second quarter of 2010 and $1.43 billion with an average cost of 2.01% in the third quarter of 2010. The current rates for our six month and one year time deposits are 1.40% and 1.75%, respectively. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at prevailing rates.
Interest expense on borrowed funds increased $13.5 million to $305.8 million for the third quarter of 2009 as compared to $292.3 million for the third quarter of 2008 primarily due to a $1.69 billion increase in the average balance of borrowed funds to $30.07 billion partially offset by a 6 basis point decrease in the annualized weighted-average cost of borrowed funds to 4.04%.
Borrowed funds were used to fund a significant portion of the growth in interest-earning assets during 2008. We have been able to fund substantially all of our 2009 growth with deposits. We anticipate that we will be able to continue to use deposit growth to fund our asset growth, however, we may use borrowings as a supplemental funding source if deposit growth decreases. The decrease in the average cost of borrowings for the third quarter of 2009 reflected new borrowings in 2009 and 2008, when market interest rates were lower than existing borrowings and borrowings that matured. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. At September 30, 2009, we had $22.13 billion of borrowed funds with a weighted-average rate of 4.17% and with call dates within one year. We anticipate that none of the borrowings will be called during the next twelve months assuming that market interest rates remain at current levels or increase modestly. During the third quarter of 2009, we modified $350.0 million of borrowings to extend the call dates of the borrowings by between two and four years. See “Liquidity and Capital Resources.”
Net Interest Income. Net interest income increased $70.4 million, or 27.6%, to $325.5 million for the third quarter of 2009 compared with $255.1 million for the third quarter of 2008. Our net interest rate spread increased 32 basis points to 2.02% for the third quarter of 2009 from 1.70% for the same quarter in 2008. Our net interest margin increased 22 basis points to 2.30% for the third quarter of 2009 from 2.08% for the same quarter in 2008.
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
Provision for Loan Losses. The provision for loan losses amounted to $40.0 million for the quarter ended September 30, 2009 as compared to $5.0 million for the quarter ended September 30, 2008. The allowance for loan losses (“ALL”) amounted to $114.8 million and $49.8 million at September 30, 2009 and December 31, 2008, respectively. We recorded our provision for loan losses during the first nine months of 2009 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and growth in the loan portfolio. See “Critical Accounting Policies — Allowance for Loan Losses.”
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. The average LTV ratio of our 2009 first mortgage loan originations and our total first mortgage loan portfolio were 59.6% and 61.8%, respectively using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the third quarter of 2009, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, have continued to decline from 2008 levels, as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. However, the rate of decline in home values decreased during the third quarter of 2009.
We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina. At September 30, 2009, approximately 73.0% of our total loans were in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania accounted for 4.8%, 3.8%, 3.7%, 2.7%, 1.6%, 1.4% and 1.8%, respectively, of total loans. The remaining 7.2% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. With respect to our non-performing loans, approximately 67.7% are in the New York metropolitan area and 4.9%, 5.1%, 5.2%, 2.1%, 2.6%, 4.1% and 1.8% are located in the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania, respectively. The remaining 6.5% of our non-performing loans are secured by real estate primarily in the remainder of the Northeast quadrant of the United States.
The national economy has been in a recessionary cycle for approximately 2 years with the housing and real estate markets suffering significant losses in value. The faltering economy has been marked by contractions in the availability of business and consumer credit, increases in corporate borrowing rates, falling home prices, increasing home foreclosures and rising levels of unemployment. Economic conditions have improved slightly during the third quarter of 2009 although unemployment rates continue to increase. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We determined the provision for loan losses for the third quarter of 2009 based on our evaluation of the foregoing factors, the growth of the loan portfolio, the recent increases in delinquent loans, non-performing loans and net loan charge-offs, and the increasing trend in the unemployment rate.
At September 30, 2009, first mortgage loans secured by one-to four-family properties accounted for 98.7% of total loans. Fixed-rate mortgage loans represent 74.4% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans.
Included in our loan portfolio at September 30, 2009 and December 31, 2008 are interest-only loans of approximately $4.15 billion and $3.47 billion, respectively. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. We had $88.6 million and $16.6 million of non-performing interest-only loans at September 30, 2009 and December 31, 2008, respectively.
Non-performing loans amounted to $517.6 million at September 30, 2009 as compared to $217.6 million at December 31, 2008. Non-performing loans at September 30, 2009 included $505.2 million of one- to four-family first mortgage loans as compared to $207.0 million at December 31, 2008. The ratio of non-performing loans to total loans was 1.66% at September 30, 2009 compared with 0.74% at December 31, 2008. Loans delinquent 60 to 89 days amounted to $143.2 million at September 30, 2009 as compared to $104.7 million at December 31, 2008. Foreclosed real estate amounted to $12.8 million at September 30, 2009 as compared to $15.5 million at December 31, 2008. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.
As a result of the increase in non-performing loans, the ratio of the ALL to non-performing loans decreased from 102.09% at December 31, 2006 to 22.19% at September 30, 2009. During this same period, the ratio of the ALL to total loans increased from 0.17% to 0.37%. Historically, our non-performing loans have been a negligible percentage of our total loan portfolio and, as a result, our ratio of the ALL to non-performing loans was high and did not serve as a reasonable measure of the adequacy of our ALL. The decline in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL and non-performing loans. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.
While any first mortgage loan in our portfolio remains non-performing until final disposition through foreclosure, the Company’s losses to date have been modest due to our first lien position and relatively low average LTV ratios. We generally obtain new collateral values for loans after 180 days of delinquency. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans when accompanied by a concurrent increase in total non-performing loans (i.e. due to the addition of new non-performing loans). Charge-offs amounted to $4.5 million, consisting of 47 loans, in 2008 and $27.5 million, consisting of 330 loans, for the first nine months of 2009. These charge-offs were primarily due to the results of our reappraisal process for our non-performing residential first mortgage loans with only 40 loans disposed of through the foreclosure process during the first nine months of 2009 with a final loss on sale (after previous charge-offs) of $286,000. The results of our reappraisal process and our recent charge-off history are also considered in the determination of the ALL. At September 30, 2009 the average LTV ratio (using appraised values at the time of origination) of our non-performing loans was 71.5% and was 61.8% for our total mortgage loan portfolio. Thus, the ratio of the ALL to non-performing loans needs to be viewed in the context of the underlying LTV’s of the non-performing loans and the relative decline in home values.
As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the Office of Federal Housing Enterprise Oversight and Case-Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at September 30, 2009, 73.0% of our loan portfolio and 67.7% of our non-performing loans are located in the New York metropolitan area. In addition, we obtain updated collateral values when a loan becomes 180 days past due which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use the house price indices to identify geographic areas experiencing weaknesses in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we increased the loss factors used in our quantitative analysis of the ALL for certain loan types during the third quarter of 2009.
In addition to our quantitative systematic methodology, we also use qualitative analyses to determine the adequacy of our ALL. Our qualitative analyses include further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL. This analysis includes a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. This qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data.
We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV in our one- to four-family mortgage loan portfolio at September 30, 2009 was 61.8%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was 71.5% at September 30, 2009. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 67.7% of our non-performing loans were located at September 30, 2009, by approximately 20% from the peak of the market in 2006 through June 2009 and by 30% nationwide during that period. Accordingly, despite the worsening economic conditions in the marketplace in terms of job losses and resulting increased delinquencies, our low average LTV at origination compared to the decline in housing prices indicates that our expected future loss experience on loans that are charged-off should remain consistent with our historical experience. However, there can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.
Net charge-offs amounted to $13.2 million for the third quarter of 2009 as compared to net charge-offs of $1.4 million for the corresponding period in 2008. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until this current recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 24 to 30 months from the initial non-performing period. As real estate prices continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to monitor closely the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.
At September 30, 2009 and December 31, 2008, commercial and construction loans evaluated for impairment in accordance with FASB guidance amounted to $10.8 million and $9.5 million, respectively. Based on this evaluation, we established an ALL of $2.1 million for loans classified as impaired at September 30, 2009 compared to $818,000 at December 31, 2008.
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
Non-Interest Income. Total non-interest income was $2.5 million for the third quarter 2009 as compared to $2.2 million for the same quarter in 2008. Non-interest income primarily consists of service charges on loans and deposits.
Non-Interest Expense. Total non-interest expense increased $13.5 million, or 27.3%, to $62.9 million for the third quarter of 2009 from $49.4 million for the third quarter of 2008. The increase is primarily due to increases of $10.0 million in Federal deposit insurance expense, $2.0 million in compensation and employee benefits expense and $1.2 million in other non-interest expense.
The increase in Federal deposit insurance expense is due primarily to the increases in our deposit insurance assessment rate to 18 basis points of deposits from 5 basis points as a result of a restoration plan implemented by the FDIC to recapitalize the Deposit Insurance Fund (“DIF”). On September 29, 2009,

the FDIC published a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. If the Notice of Proposed Rulemaking is adopted, we expect that we may be required to prepay an estimated $150.5 million on December 30, 2009 for our fourth quarter of 2009 and all of 2010, 2011 and 2012 FDIC assessments. The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011.
The increase in compensation and employee benefits expense included a $2.3 million increase in compensation costs, due primarily to normal increases in salary as well as additional full time employees, a $759,000 increase in pension costs and a $282,000 increase in costs related to our health plan. These increases were partially offset by a $1.4 million decrease in expense related to our stock benefit plans. This decrease was due primarily to a decrease in ESOP expense as a result of changes in the price of our common stock during 2009. At September 30, 2009, we had 1,483 full-time equivalent employees as compared to 1,406 at September 30, 2008. Included in other non-interest expense for the third quarter of 2009 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate of $481,000 as compared to $516,000 for the third quarter of 2008.
Our efficiency ratio was 19.18% for the three months ended September 30, 2009 as compared to 19.21% for the three months ended September 30, 2008. Our annualized ratio of non-interest expense to average total assets for the third quarter of 2009 was 0.43% as compared to 0.39% for the third quarter of 2008.
Income Taxes. Income tax expense amounted to $90.0 million for the three months ended September 30, 2009 compared with $80.9 million for the corresponding period in 2008. Our effective tax rate for the third quarter of 2009 was 39.98% compared with 39.90% for the third quarter of 2008.

Comparison of Operating Results for the Nine-Months Ended September 30, 2009 and 2008
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the nine months ended September 30, 2009 and 2008. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Nine Months Ended September 30,
	2009				2008
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
			(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$29,832,820	$1,252,011	5.60%		$25,742,402	$1,110,121	5.75%
Consumer and other loans	385,774	16,629	5.75		426,864	19,978	6.24
Federal funds sold and other overnight deposits	460,265	707	0.21		236,479	4,093	2.31
Mortgage-backed securities at amortized cost	19,738,127	743,207	5.02		16,105,296	632,226	5.23
Federal Home Loan Bank stock	876,773	30,698	4.67		774,729	40,729	7.01
Investment securities, at amortized cost	4,294,557	151,994	4.72		3,681,122	134,118	4.86

Total interest-earning assets	55,588,316	2,195,246	5.27		46,966,892	1,941,265	5.51

Noninterest-earnings assets	1,006,991				775,956

Total Assets	$56,595,307				$47,742,848

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$740,889	4,179	0.75		$731,732	4,132	0.75
Interest-bearing transaction accounts	1,732,510	24,459	1.89		1,590,125	36,937	3.10
Money market accounts	3,498,955	50,564	1.93		2,107,569	52,577	3.33
Time deposits	14,464,413	295,801	2.73		11,270,239	339,752	4.03

Total interest-bearing deposits	20,436,767	375,003	2.45		15,699,665	433,398	3.69

Repurchase agreements	15,100,295	457,252	4.05		12,986,768	407,630	4.19
Federal Home Loan Bank of New York advances	15,076,250	451,306	4.00		13,468,861	418,712	4.15

Total borrowed funds	30,176,545	908,558	4.03		26,455,629	826,342	4.17

Total interest-bearing liabilities	50,613,312	1,283,561	3.39		42,155,294	1,259,740	3.99

Noninterest-bearing liabilities:
Noninterest-bearing deposits	537,326				562,141
Other noninterest-bearing liabilities	324,534				281,212

Total noninterest-bearing liabilities	861,860				843,353

Total liabilities	51,475,172				42,998,647
Shareholders’ equity	5,120,135				4,744,201

Total Liabilities and Shareholders’ Equity	$56,595,307				$47,742,848

Net interest income/net interest rate spread (2)		$911,685	1.88			$681,525	1.52

Net interest-earning assets/net interest margin (3)	$4,975,004		2.18%		$4,811,598		1.93%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	x			1.11	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $390.7 million for the first nine months of 2009, an increase of $69.4 million, or 21.6%, compared with net income of $321.3 million for the first nine months of 2008. Basic and diluted earnings per common share were both $0.80 for the first nine months of 2009 as compared to basic and diluted earnings per share of $0.66 and $0.65, respectively, for the first nine months of 2008. For the nine months ended September 30, 2009, our annualized return on average shareholders’ equity was 10.17%, compared with 9.03% for the corresponding period in 2008. Our annualized return on average assets for the first nine months of 2009 was 0.92% as compared to 0.90% for the first nine months of 2008. The increase in the annualized return on average equity and assets is primarily due to the increase in net income during the first nine months of 2009.
Interest and Dividend Income. Total interest and dividend income for the first nine months of 2009 increased $254.0 million, or 13.1%, to $2.20 billion as compared to $1.94 billion for the first nine months of 2008. The increase in total interest and dividend income was primarily due to an $8.62 billion, or 18.4%, increase in the average balance of total interest-earning assets to $55.59 billion for the first nine months of 2009 as compared to $46.97 billion for the first nine months of 2008. The increase in the average balance of total interest-earning assets was partially offset by a decrease of 24 basis points in the annualized weighted-average yield on total interest-earning assets to 5.27% for the nine months ended September 30, 2009 from 5.51% for the comparable period in 2008.
Interest on first mortgage loans increased $141.9 million, or 12.8%, to $1.25 billion for the first nine months of 2009 as compared to $1.11 billion for the same period in 2008. This was primarily due to a $4.09 billion increase in the average balance of first mortgage loans to $29.83 billion during the first nine months of 2009, which reflected our continued emphasis on the growth of our mortgage loan portfolio and an increase in mortgage originations due to the refinancing activity caused by market interest rates that are at near-historic lows. The increase in first mortgage loan income was partially offset by a 15 basis point decrease in the weighted-average yield to 5.60% for the first nine months of 2009 as compared to 5.75% for the same period in 2008. The decrease in the average yield earned was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. During the first nine months of 2009, existing mortgage customers refinanced approximately $2.08 billion in mortgage loans with a weighted average rate of 6.21% to a new rate of 5.42%.
Interest on consumer and other loans decreased $3.4 million to $16.6 million for the first nine months of 2009 from $20.0 million for the first nine months of 2008. The average balance of consumer and other loans decreased $41.1 million to $385.8 million for the first nine months of 2009 as compared to $426.9 million for the first nine months of 2008 and the average yield earned decreased 49 basis points to 5.75% as compared to 6.24% for the same respective periods.
Interest on mortgage-backed securities increased $111.0 million, or 17.6%, to $743.2 million for the first nine months of 2009 as compared to $632.2 million for the first nine months of 2008. This increase was due primarily to a $3.63 billion increase in the average balance of mortgage-backed securities to $19.74 billion during the first nine months of 2009 as compared to $16.11 billion for the first nine months of 2008, partially offset by a 21 basis point decrease in the weighted-average yield to 5.02% as compared to 5.23% for the same respective periods.
The increase in the average balance of mortgage-backed securities is due to our purchase of these securities which provide us with a source of cash flow from monthly principal and interest payments. The decrease in the weighted average yield on mortgage-backed securities is a result of lower yields on securities purchased during the second half of 2008 and the first nine months of 2009 when market interest rates were lower than the yield earned on the existing portfolio as well as the repricing of our variable-rate securities.
Interest on investment securities increased $17.9 million to $152.0 million during the first nine months of 2009 as compared to $134.1 million for the first nine months of 2008. This increase was due primarily to a $613.4 million increase in the average balance of investment securities to $4.29 billion for the first nine months of 2009 from $3.68 billion for the first nine months of 2008. The impact on interest income from the increase in the average balance of investment securities was partially offset by a decrease in the average yield of investment securities of 14 basis points to 4.72%.
Dividends on FHLB stock decreased $10.0 million, or 24.6%, to $30.7 million for the first nine months of 2009 as compared to $40.7 million for the first nine months of 2008. The decrease was due primarily to a 234 basis point decrease in the average yield to 4.67% as compared to 7.01% for the first nine months of 2008. The decrease in the average yield earned was partially offset by a $102.1 million increase in the average balance to $876.8 million for the first nine months of 2009 as compared to $774.7 million for the same period in 2008. We cannot predict the future amount of dividends that the FHLB may pay or the timing and extent of any changes in the dividend yield.
Interest Expense. Total interest expense for the nine months ended September 30, 2009 increased $23.8 million, or 1.9%, to $1.28 billion as compared to $1.26 billion for the nine months ended September 30, 2008. This increase was primarily due to an $8.45 billion, or 20.0%, increase in the average balance of total interest-bearing liabilities to $50.61 billion for the first nine months of 2009 compared with $42.16 billion for the corresponding period in 2008. The increase in the average balance of total interest-bearing liabilities was partially offset by a 60 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 3.39% for the nine months ended September 30, 2009 compared with 3.99% for the nine months ended September 30, 2008.
Interest expense on our time deposit accounts decreased $44.0 million to $295.8 million for the first nine months of 2009 as compared to $339.8 million for the first nine months of 2008. This decrease was due to a decrease in the annualized weighted-average cost of 130 basis points to 2.73% for the first nine months of 2009 from 4.03% for the first nine months of 2008. This decrease was partially offset by a $3.19 billion increase in the average balance of time deposit accounts to $14.46 billion for the first nine months of 2009 from $11.27 billion for the first nine months of 2008. Interest expense on money market accounts decreased $2.0 million to $50.6 million for the first nine months of 2009 as compared to $52.6 million for the same period in 2008. This decrease was due to a 140 basis point decrease in the annualized weighted-average cost to 1.93%, partially offset by a $1.39 billion increase in the average balance to $3.50 billion. Interest expense on our interest-bearing transaction accounts decreased $12.4 million to $24.5 million for the first nine months of 2009 as compared to $36.9 million for the same period in 2008. The decrease is due to a 121 basis point decrease in the annualized weighted-average cost to 1.89%, partially offset by a $142.4 million increase in the average balance to $1.73 billion.
The increases in the average balances of interest-bearing deposits reflect our strategy to expand our branch network and to grow deposits in our existing branches by offering competitive rates. Also, in response to the economic recession, households have increased their personal savings. The U.S. household savings rate increased to an average of 4.10% for the first eight months of 2009 as compared to 2.25% for the same period in 2008. We believe that this increase in the household savings rate has contributed to our growth in deposits. The decrease in the average cost of deposits for the first nine months of 2009 reflected lower market interest rates.

Interest expense on borrowed funds increased $82.3 million to $908.6 million for the first nine months of 2009 as compared to $826.3 million for the first nine months of 2008. This was primarily due to a $3.72 billion increase in the average balance of borrowed funds to $30.18 billion, partially offset by a 14 basis point decrease in the annualized weighted-average cost of borrowed funds to 4.03%.
Borrowed funds were used to fund a significant portion of the growth in interest-earning assets during 2008. We have been able to fund substantially all of our 2009 growth with deposits. We anticipate that we will be able to continue to use deposit growth to fund our asset growth, however, we may use borrowings as a supplemental funding source if deposit growth decreases. The decrease in the average cost of borrowings for the first nine months of 2009 reflected new borrowings in 2009 and 2008, when market interest rates were lower than existing borrowings and borrowings that matured. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. At September 30, 2009, we had $22.13 billion of borrowed funds with a weighted-average rate of 4.17% and with call dates within one year. We anticipate that none of the borrowings will be called during the next twelve months assuming that market interest rates remain at current levels or increase modestly. During the first nine months of 2009, we modified $650.0 million of borrowings to extend the call dates of the borrowings by between two and four years. See “Liquidity and Capital Resources.”
Net Interest Income. Net interest income increased $230.2 million, or 33.8%, to $911.7 million for the first nine months of 2009 compared to $681.5 million for the first nine months of 2008. Our net interest rate spread increased 36 basis points to 1.88% for the first nine months of 2009 from 1.52% for the comparable period in 2008. Our net interest margin increased 25 basis points to 2.18% for the first nine months of 2009 from 1.93% for the comparable period in 2008.
The increase in our net interest margin and net interest rate spread was primarily due to the decrease in the weighted-average cost of interest-bearing liabilities. The yield curve steepened during 2009, with short-term rates decreasing slightly while longer-term rates increased. Notwithstanding the increase in long-term rates, market rates on mortgage loans remain at near-historic lows, resulting in increased refinancing activity which resulted in a decrease in the yield we earned on mortgage-related assets. However, we were able to reduce deposit costs to a greater extent than the decrease in mortgage yields thereby increasing our net interest rate spread and net interest margin.
Provision for Loan Losses. The provision for loan losses amounted to $92.5 million for the nine months ended September 30, 2009 as compared to $10.5 million for the nine months ended September 30, 2008. The ALL amounted to $114.8 million and $49.8 million at September 30, 2009 and December 31, 2008, respectively. We recorded our provision for loan losses during the first half of 2009 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, which increased to $517.6 million at September 30, 2009 from $217.6 million at December 31, 2008, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and growth in the loan portfolio. See “Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008 — Provision for Loan Losses”.
Non-Interest Income. Total non-interest income was $31.4 million for the first nine months of 2009 as compared to $6.5 million for the same period in 2008. Non-interest income primarily consists of service charges on loans and deposits. Included in non-interest income for the first nine months of 2009 were net gains on securities transactions of $24.2 million which resulted primarily from the sale of $761.6 million of mortgage-backed securities available-for-sale. Proceeds from the securities sale were primarily used to fund the purchase of first mortgage loans during the second quarter of 2009.
Non-Interest Expense. Total non-interest expense for the nine months ended September 30, 2009 was $202.7 million as compared to $145.8 million during the corresponding 2008 period. The increase is primarily due to the FDIC special assessment of $21.1 million, a $21.5 million increase in Federal deposit insurance expense, an $8.3 million increase in compensation and employee benefits expense, and a $4.1 million increase in other non-interest expense. The special assessment and the increase in Federal deposit insurance expense are due primarily to the restoration plan implemented by the FDIC to recapitalize the DIF. The increase in compensation and employee benefits expense included a $6.1 million increase in compensation costs, due primarily to normal increases in salary as well as additional full time employees, a $2.6 million increase in pension costs and a $2.9 million increase in costs related to our health plan. These increases were partially offset by a $3.3 million decrease in expense related to our stock benefit plans. This decrease was due primarily to a decrease in ESOP expense as a result of changes in the price of our common stock during the first nine months of 2009. Included in other non-interest expense for the nine months ended September 30, 2009 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate, of $2.0 million as compared to $1.1 million for the comparable period in 2008.
Our efficiency ratio was 21.49% for the nine months ended September 30, 2009 as compared to 21.21% for the nine months ended September 30, 2008. The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. Our annualized ratio of non-interest expense to average total assets for the first nine months of 2009 was 0.48% as compared to 0.41% for the first nine months of 2008.
Income Taxes. Income tax expense amounted to $257.2 million for the nine months ended September 30, 2009 compared with $210.4 million for the corresponding period in 2008. Our effective tax rate for the nine months ended September 30, 2009 was 39.70% compared with 39.58% for the same period in 2008.
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
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $4.66 billion and purchased $2.45 billion of loans during the first nine months of 2009 as compared to

$4.01 billion and $2.55 billion during the first nine months of 2008. While the residential real estate markets have slowed during the past year, our competitive rates and an increase in mortgage refinancing have resulted in increased origination production for the first nine months of 2009. The increase in refinancing activity occurring in the marketplace has also caused an increase in principal repayments which amounted to $5.34 billion for the first nine months of 2009 as compared to $2.22 billion for the same period in 2008. At September 30, 2009, commitments to originate and purchase mortgage loans amounted to $469.0 million and $243.1 million, respectively as compared to $348.5 million and $279.9 million, respectively at September 30, 2008. Conditions in the secondary mortgage market have made it more difficult for us to purchase loans that meet our underwriting standards. We expect that the amount of loan purchases may be at reduced levels for the near-term.
Purchases of mortgage-backed securities during the first nine months of 2009 were $5.01 billion as compared to $5.47 billion during the first nine months of 2008. The decrease in the purchases of mortgage-backed securities was due to our ability to utilize deposit growth for increased mortgage loan production during the first nine months of 2009. In addition, we increased our purchases of investment securities since the yields on these securities were more attractive than the yields currently being earned on mortgage-backed securities. We sold $761.6 million of mortgage-backed securities during the first nine months of 2009, resulting in a gain of $24.0 million. We used the proceeds from the sales to fund the purchase of first mortgage loans. There were no securities sales in the first nine months of 2008.
We purchased $4.37 billion of investment securities during the first nine months of 2009 as compared to $1.90 billion during the first nine months of 2008. Proceeds from the calls of investment securities amounted to $2.67 billion during the first nine months of 2009 as compared to $2.71 billion for the corresponding period in 2008.
During the first nine months of 2009, principal repayments on loans totaled $5.34 billion as compared to $2.22 billion for the first nine months of 2008. Principal payments on mortgage-backed securities amounted to $3.43 billion and $1.83 billion for those same respective periods. These increases in principal repayments were due primarily to the refinancing activity caused by market interest rates that are at near-historic lows.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first nine months of 2009, we purchased a net additional $11.4 million of FHLB common stock compared with net purchases of $136.5 million during the first nine months of 2008.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $4.65 billion during the first nine months of 2009 as compared to an increase of $2.13 billion for the first nine months of 2008. These increases reflect our growth strategy, competitive pricing and the recent increases in the U.S. household savings rate during this recessionary economy. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. Time deposits scheduled to mature within one year were $13.93 billion at September 30, 2009. These time deposits have a weighted average rate of 2.06%. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing interest rate.

During the first nine months of 2009, we also used wholesale borrowings to fund our investing and financing activities. Principal repayments of borrowed funds totaled $950.0 million, largely offset by $750.0 million in new borrowings. At September 30, 2009, we had $22.13 billion of borrowed funds with a weighted-average rate of 4.17% and with call dates within one year. We anticipate that none of these borrowings will be called assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be called will not increase substantially unless interest rates were to increase by at least 300 basis points. However, in the event borrowings are called, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, using funds generated by deposit growth or by using proceeds from securities sales. In addition, at September 30, 2009 we had $200.0 million of borrowings with a weighted average rate of 4.71% that are scheduled to mature within one year.
Our borrowings have traditionally consisted of structured callable borrowings with ten year final maturities and initial non-call periods of one to five years. We have used this type of borrowing primarily to fund our loan growth because they have a longer duration than shorter-term non-callable borrowings and have a slightly lower cost than a non-callable borrowing with a maturity date similar to the initial call date of the callable borrowing. However, during the first nine months of 2009, we have been able to fund our asset growth with deposit inflows. We anticipate that we will be able to continue to use deposit growth to fund our asset growth, however, we may use borrowings as a supplemental funding source if deposit growth decreases. In order to fund our growth and provide for our liquidity we may borrow a combination of short-term borrowings with maturities of three to six months and longer term fixed-maturity borrowings with terms of two to five years. Our new borrowings in the first nine months of 2009 consisted of non-callable borrowings of $400.0 million with maturities of one to three months and $350.0 million of non-callable borrowings with maturities of two to three years.
Total cash and cash equivalents increased $408.7 million to $670.5 million at September 30, 2009 as compared to $261.8 million at December 31, 2008. This increase is due to liquidity being provided by the strong deposit growth and increased repayments on mortgage-related assets. In addition, we have maintained a higher level of Federal funds sold since other types of short- and medium-term investments are currently providing relatively low yields.
Cash dividends paid during the first nine months of 2009 were $214.9 million. During the first nine months of 2009, we purchased 4.0 million shares of our common stock at an aggregate cost of $43.5 million. At September 30, 2009, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During the first nine months of 2009, Hudson City Bancorp received $258.5 million in dividend payments from Hudson City Savings. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. At September 30, 2009, Hudson City Bancorp had total cash and due from banks of $215.0 million.
At September 30, 2009, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 7.66%, 7.66% and 21.27%, respectively.

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
The following table reports the amounts of our contractual obligations as of September 30, 2009.

	Payments Due By Period
		Less Than	1 Year to	3 Years to	More Than
Contractual Obligation	Total	1 Year	3 Years	5 Years	5 Years
			(In thousands)
First mortgage loan originations	$468,951	$468,951	$—	$—	$—
Mortgage loan purchases	243,127	243,127	—	—	—
Mortgage-backed security purchases	760,150	760,150	—	—	—
Operating leases	149,746	8,797	17,967	17,383	105,599

Total	$1,621,974	$1,481,025	$17,967	$17,383	$105,599

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $182.8 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.
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
Allowance for Loan Losses
The ALL has been determined in accordance with GAAP, under which we are required to maintain an adequate ALL at September 30, 2009. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at September 30, 2009. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At September 30, 2009, approximately 73.0% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania accounted for 4.8%, 3.8%, 3.7%, 2.7%, 1.6%, 1.4% and 1.8%, respectively of total loans. The remaining 7.2% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a continuing decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we increased the loss factors used in our quantitative analysis of the ALL for certain loan types during the third quarter of 2009. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
We maintain the ALL through provisions for loan losses that we charge to income. We charge losses on loans against the ALL when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review as described above. We apply this process and methodology in a consistent manner and we reassess and modify the estimation methods and assumptions used in response to changing conditions. Such changes, if any, are approved by our AQC each quarter.
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
Stock-Based Compensation
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value for all awards granted, modified, repurchased or cancelled after January 1, 2006 and for the portion of outstanding awards for which the requisite service was not rendered as of January 1, 2006, in accordance with ASC 718-10. We granted performance-based stock options in 2006, 2007, 2008 and 2009 that vest if certain financial performance measures are met. In accordance with ASC 718-10-30-6, we assess the probability of achieving these financial performance measures and recognize the cost of these performance-based grants if it is probable that the financial performance measures will be met. This probability assessment is subjective in nature and may change over the assessment period for the performance measures.
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
Pension and Other Post-retirement Benefit Assumptions
Non-contributory retirement and post-retirement defined benefit plans are maintained for certain employees, including retired employees hired on or before July 31, 2005 who have met other eligibility requirements of the plans. We adopted ASC 715, Retirement Benefits. This ASC requires an employer to: (a) recognize in its statement of financial condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial condition became effective for the Company on December 31, 2008. We have historically used our fiscal year-end as the measurement date for plan assets and benefit obligations and therefore the measurement date provisions of ASC 715 did not affect us.
We provide our actuary with certain rate assumptions used in measuring our benefit obligation. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow/yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s bond indices, for reasonableness. A discount rate of 5.75% was selected for the December 31, 2008 measurement date and the 2009 expense calculation.
For our pension plan, we also assumed an annual rate of salary increase of 4.00% for future periods. This rate is corresponding to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.25% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was a net loss of 28.2% for 2008. The assumed return on plan assets of 8.25% is based on expected returns in future periods. Our net loss on plan assets during 2008 is a result of the current economic recession and conditions in the equity and credit markets. There can be no assurances with respect to actual return on plan assets in the future. We continually review and evaluate all actuarial assumptions affecting the pension plan, including assumed return on assets.
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
The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. The FOMC noted that there is evidence that the pace of economic contraction has slowed since April 2009. However, the national unemployment rate increased to 9.8% in September 2009 as compared to 9.5% in June 2009 and 7.2% in December 2008. Lower household wealth and tight credit conditions in addition to the increase in the national unemployment rate has resulted in the FOMC maintaining the overnight lending rate at zero to 0.25% during the third quarter of 2009. During this quarter, the Federal Reserve Bank has continued to purchase securities to attempt to keep longer-term interest rates at a tight spread relative to short-term rates.
As a result of these measures, both short- and long-term market interest rates have remained at low levels during the third quarter of 2009. However, the long-term interest rates have increased from their prior year-end levels more than the short-term interest rates, causing a more positive slope to the yield curve. Due to our investment and financing decisions, the more positive the slope of the yield curve the more favorable the environment is generally for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities.
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
Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have increased during the first nine months of 2009, due to the current low market interest rate environment. We believe the higher level of prepayment activity may continue as market interest rates are expected to remain at the current low levels for several quarters.
Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rate, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. During the first nine months of 2009 we saw an increase in call activity on our investment securities as market interest rates remained at these historic lows. We anticipate continued calls of investment securities due to the anticipated continuation of the low current market interest rate environment.
Our borrowings have traditionally consisted of structured callable borrowings with ten year final maturities and initial non-call periods of one to five years. However, during the first nine months of 2009, deposit growth has funded the growth of our balance sheet. In order to fund future growth and provide for our liquidity, we may need to borrow a combination of short-term borrowings with maturities of three to six months and longer term fixed-maturity borrowings with terms of two to five years.
The likelihood of a borrowing being called is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be called. The level of call activity generally affects the cost of our borrowed funds, as the call of a borrowing would generally necessitate the re-borrowing of the funds at the higher current market interest rate. During the first nine months of 2009 we experienced no call activity on our borrowed funds due to the continued low levels of market interest rates. At September 30, 2009, we had $22.13 billion of borrowed funds with a weighted-average rate of 4.17% and with call dates within one year. We anticipate that none of these borrowings will be called assuming current market interest rates remain stable or increase modestly. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be called will not increase substantially unless interest rates were to increase by at least 300 basis points. However, in the event borrowings are called, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, using funds generated by deposit growth or by using proceeds from securities sales.
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
The following table reports the changes to our net interest income over various interest rate change scenarios.

Change in	Percent Change in
Interest Rates	Net Interest Income

(Basis points)
200	(3.15)%
100	(0.07)
50	0.64
(50)	(5.37)

The preceding table indicates that at September 30, 2009, in the event of a 200 basis point increase in interest rates, we would expect to experience a 3.15% decrease in net interest income as compared to a 2.83% decrease at December 31, 2008. The negative change to net interest income in the increasing interest rate scenarios was primarily due to the increased expense of our short-term time deposits. If market rates were to increase 50 basis points per quarter to effect a 200 basis point increase over a 12 month period, rather than an instantaneous 200 basis point increase as reported above, we would expect to experience a 1.20% decrease in net interest income from the base case (no rate change) analysis.
The preceding table also indicates that at September 30, 2009, in the event of a 50 basis point decrease in interest rates, we would expect to experience a 5.37% decrease in net interest income. This decrease is primarily due to the acceleration of prepayment speeds on our mortgage-related assets and calls of our investment securities in the lower shocked environment, and the subsequent replacement of these instruments at the lower prevailing market rate. If market rates were to decrease incrementally 50 basis points over a twelve month period, rather than an instantaneous 50 basis point decrease as reported in the table above, we would expect to experience a 0.20% decrease in net interest income from the base case analysis.
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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2009. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

Present Value of Equity
As Percent of Present
Value of Assets
Change in	Present	Basis Point
Interest Rates	Value Ratio	Change

(Basis points)
200	5.30%	(206)
100	7.03	(33)
50	7.39	3
0	7.36
(50)	6.92	(44)

In the 200 basis point increase scenario, the present value ratio was 5.30% at September 30, 2009 as compared to 3.84% at December 31, 2008. The change in the present value ratio was negative 206 basis points at September 30, 2009 as compared to positive 8 basis points at December 31, 2008. The decreases in the present value ratio and the sensitivity measure in the 200 basis point shock scenario reflect the pricing related to our borrowed funds and the decrease in the value of our primarily fixed-rate assets in a higher interest rate environment. The increase in the present value ratio in the base case and the 200 basis point shock scenario from December 31, 2008 reflects the higher long-term market interest rates and tighter rate spreads that affect the pricing of our mortgage-related assets. The increase in the present value ratio is also due to the pricing of our borrowings due to the current higher long-term market interest rates as compared to the rates at December 31, 2008. The decrease in the present value ratio in the negative basis point change was primarily due to higher pricing of our borrowed funds as the structures will increase in duration.
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
GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2009, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are the same as those used in the preparation of our December 31, 2008 model. Prepayment speeds on our mortgage-related assets have increased from our December 31, 2008 analysis to reflect actual prepayment speeds for these items. Callable investment securities and borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity date. Investment securities with step-up features, totaling $3.60 billion, are reported at the earlier of their next step-up date or anticipated call date. We reported $1.55 billion of investment securities at their anticipated call date. We have reported no borrowings at their anticipated call date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $516.0 million and non-accrual other loans of $1.6 million from the table.

	At September 30, 2009
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$2,548,580	$3,074,040	$4,036,735	$3,406,084	$5,171,837	$12,030,030	$30,267,306
Consumer and other loans	117,555	2,913	19,825	2,896	12,024	194,718	349,931
Federal funds sold	453,017	—	—	—	—	—	453,017
Mortgage-backed securities	2,490,922	2,096,592	4,479,028	4,478,719	5,324,347	1,433,064	20,302,672
FHLB stock	877,017	—	—	—	—	—	877,017
Investment securities	1,557,175	300,105	0	1,400,000	900,000	1,198,428	5,355,708

Total interest-earning assets	8,044,266	5,473,650	8,535,588	9,287,699	11,408,208	14,856,240	57,605,651

Interest-bearing liabilities:
Savings accounts	57,015	57,015	76,020	76,020	190,049	304,077	760,196
Interest-bearing demand accounts	181,569	181,569	269,961	269,961	465,897	494,632	1,863,589
Money market accounts	455,923	455,923	911,846	911,846	1,595,731	227,962	4,559,231
Time deposits	9,870,149	4,054,976	1,231,001	112,124	72,471	—	15,340,721
Borrowed funds	50,000	150,000	600,000	150,000	400,000	28,675,000	30,025,000

Total interest-bearing liabilities	10,614,656	4,899,483	3,088,828	1,519,951	2,724,148	29,701,671	52,548,737

Interest rate sensitivity gap	$(2,570,390)	$574,167	$5,446,760	$7,767,748	$8,684,060	$(14,845,431)	$5,056,914

Cumulative interest rate sensitivity gap	$(2,570,390)	$(1,996,223)	$3,450,537	$11,218,285	$19,902,345	$5,056,914

Cumulative interest rate sensitivity gap as a percent of total assets	(4.37)%	(3.39)%	5.86%	19.05%	33.80%	8.59%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	75.78%	87.13%	118.55%	155.75%	187.11%	109.62%
The cumulative one-year gap as a percent of total assets was negative 3.39% at September 30, 2009 compared with negative 7.09% at December 31, 2008. The decline in the negative cumulative one-year gap primarily reflects the increase in anticipated prepayment activity on our mortgage-related assets and the growth during 2009 in our money market deposit accounts which have a longer decay period than our traditional deposit funding source of short-term time deposits.
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. — Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2008 Annual Report on Form 10-K and our June 30, 2009 Form 10-Q. There has been no material change in risk factors since June 30, 2009, except as described below.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
FDIC insurance premiums have increased substantially in 2009 and we may have to pay significantly higher FDIC premiums in the future and prepay insurance premiums. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised regular deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The amount of this special assessment was $21.1 million. Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels.
In addition, the FDIC recently announced a proposed rule that would require insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. If the proposed rule is adopted, the prepaid assessments would be collected on December 30, 2009. We have estimated that the total prepaid assessments would be approximately $150.5 million, which would be recorded as a prepaid expense (an asset) as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, we would record an expense for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.

These changes may cause the premiums charged by the FDIC to increase and could significantly increase our noninterest expense in 2009 and in future periods. The prepayment of our FDIC assessments also may temporarily reduce our liquidity.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the third quarter of 2009 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

July 1-July 31, 2009	—	$—	—	50,123,550
August 1-August 31, 2009	—	—	—	50,123,550
September 1-September 30, 2009	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.
Item 3. — Defaults Upon Senior Securities
Not applicable.
Item 4. — Submission of Matters to a Vote of Security Holders
No matter was submitted during the quarter ended September 30, 2009 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.
Item 5. — Other Information
Not applicable.
Item 6. — Exhibits

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed

Exhibit Number	Exhibit
with the SEC on November 6, 2009, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at September 30, 2009 and December 31, 2008, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2009 and 2008 , (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and (v) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text). *

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.
Date: November 6, 2009	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ James C. Kranz
James C. Kranz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)