Form 10-K
period 2009-12-31
HUDSON CITY BANCORP INC
filed 2010-02-26
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2009

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
Yes ☐     No☑
As of February 19, 2010, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 526,870,502 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 was $6,370,482,000. This figure was based on the closing price by the NASDAQ Global Market for a share of the registrant’s common stock, which was $13.29 as reported by the NASDAQ Global Market on June 30, 2009.
Documents Incorporated by Reference:
1.	Sections of Annual Report to Shareholders for the year ended December 31, 2009 are incorporated by reference into Part II.

2.	Portions of the definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on April 21, 2010 and any adjournment thereof which is expected to be filed with the Securities and Exchange Commission no later than March 18, 2010, are incorporated by reference into Part III.

Hudson City Bancorp, Inc.
Form 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. These factors include, but are not limited to:
•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among the financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the duration of our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving expected future financial results;

•	our ability to diversity our funding sources and to continue to access the wholesale borrowing market and the capital markets; and

•	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations.
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
As used in this Form 10-K, unless we specify otherwise, “Hudson City Bancorp,” “Company,” “we,” “us,” and “our” refer to Hudson City Bancorp, Inc., a Delaware corporation. “Hudson City Savings” and “Bank” refer to Hudson City Savings Bank, a federal stock savings bank and the wholly-owned subsidiary of Hudson City Bancorp. “Hudson City, MHC” refers to Hudson City, MHC, the former mutual holding company of Hudson City Bancorp.

PART I
Item 1. Business
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
Hudson City Bancorp’s executive offices are located at West 80 Century Road, Paramus, New Jersey 07652 and our telephone number is (201) 967-1900.
Hudson City Savings. Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the Office of Thrift Supervision (“OTS”). Hudson City Bancorp, as a savings and loan holding company, is also subject to supervision and examination by the OTS. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Hudson City Savings Bank has served its customers since 1868. We conduct our operations out of our corporate offices in Paramus in Bergen County, New Jersey and through 131 branches in the New York metropolitan area. We operate 95 branches located in 17 counties throughout the State of New Jersey. In New York State, we operate 10 branch offices in Westchester County, 9 branch offices in Suffolk County, 1 branch office each in Putnam and Rockland Counties and 6 branch offices in Richmond County (Staten Island). We also operate 9 branch offices in Fairfield County, Connecticut. In addition, we began to open deposit accounts through our internet banking service in December 2008.
In July 2006, we completed the acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) for approximately $265 million in cash (the “Acquisition”). The Acquisition was accounted for as a purchase. Sound Federal operated 14 branches in the New York counties of Westchester, Putnam and Rockland and in Fairfield County, Connecticut.
We are a community- and consumer-oriented retail savings bank offering traditional deposit products, residential real estate mortgage loans and consumer loans. In addition, we purchase mortgages and mortgage-backed securities and other securities issued by U.S. government-sponsored enterprises (“GSEs”) as well as other investments permitted by applicable laws and regulations. We retain substantially all of the loans we originate in our portfolio. We do not originate or purchase sub-prime loans, negative amortization loans or option adjustable-rate mortgage loans. Historically, we did not originate commercial mortgage loans or multi-family mortgage loans. However, these loan products were offered by Sound Federal and, as a result, we have a small portfolio of these loans.
Our business model and product offerings allow us to serve a broad range of customers with varying demographic characteristics. Our traditional consumer products such as conforming one- to four-family residential mortgages, time deposits, checking and savings accounts appeal to a broad customer base. Our jumbo mortgage lending proficiency and our time deposit and money market products allow us to target higher-income customers successfully.
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
Market Area
Through our branch offices, we have operations in 10 of the top 50 counties in the United States ranked by median household income. Operating in high median household income counties fits well with our jumbo mortgage loan and consumer deposit business model. We expect to open 6 additional branches in 2010. We continually evaluate new locations in areas that present the greatest opportunity to promote our deposit and mortgage products. We also purchase first mortgage loans in states located in the Northeast quadrant of the country. We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina. The wholesale loan purchase program complements our retail loan origination by enabling us to diversify our assets outside of our local market area.
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
The New York counties of Richmond, Westchester, Suffolk, Rockland and Putnam as well as Fairfield County, Connecticut have similar demographic and economic characteristics to the northern New Jersey market area. Our entry into these counties, which started in 2004, allows us to continue to expand our retail operations and geographic footprint. We entered the Fairfield County market in 2006 with the acquisition of Sound Federal. Deposits in Fairfield County, Connecticut as of December 31, 2006 amounted to $255.4 million in 4 branches and as of December 31, 2009, we have 9 branches and a total of $1.03 billion in deposits. This market also accounted for 28.2% of our 2009 mortgage originations.
In December 2008, we began to open deposit accounts through our internet banking service which allows us to serve customers throughout the United States. As of December 31, 2009, we had $224.3 million of deposits that were opened through our internet banking service.
Our future growth opportunities will be influenced by the growth and stability of the regional economy, other demographic population trends and the competitive environment in the New York metropolitan area (which we define to include New York, New Jersey and Connecticut). The national economy has been in a recessionary cycle for approximately two years with the housing and real estate markets suffering significant losses in value. Housing market conditions in the Northeast quadrant of the United States, where most of our lending activity occurs, deteriorated as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices, increasing home foreclosures and an increase in the length of time houses remain on the market. House price declines slowed during the second half of 2009 with most markets experiencing slight gains in prices during the 2009 fourth quarter as indicated by the S&P/Case-Shiller Home Price Indices. Approximately 73.8% of our mortgage loans are located in the New York metropolitan area. The Office of Federal Housing Enterprises Oversight (“OFHEO”), an independent entity within the Department of Housing and Urban Development, publishes housing market data on a quarterly basis. According to the data published by OFHEO for the third quarter of 2009, the most recent data available, house prices in New Jersey decreased

4.93% from the third quarter of 2008. For New York and Connecticut, house prices decreased 2.81% and 4.60%, respectively. Additionally, according to the OFHEO report, the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania experienced decreases in house prices of 3.67%, 4.14%, 5.43%, 1.46%, 4.16%, 4.21% and 2.33%, respectively for those same periods. These seven states account for 19.4% of our total mortgage portfolio. While the declines in economic and housing conditions in the New York metropolitan area have slowed, we can give no assurance that the economic and housing market conditions will improve further or will not continue to worsen in the near future.
We expect to continue to grow primarily through the origination and purchase of mortgage loans, while purchasing mortgage-backed securities and investment securities as a supplement to our mortgage loans. We believe that we have developed lending products and marketing strategies to address the diverse credit-related needs of the residents in our market areas. We intend to fund our growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth decreases. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices.
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
At December 31, 2009, we had total loans of $31.78 billion, of which $31.43 billion, or 98.9%, were first mortgage loans. Of the first mortgage loans outstanding at that date, 69.1% were fixed-rate mortgage loans and 30.9% were adjustable-rate mortgage (“ARM”) loans. At December 31, 2009, multi-family and commercial mortgage loans totaled $54.7 million, or 0.2% of the loan portfolio, construction loans totaled $13.0 million, and consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $350.4 million, or 1.1%, of total loans.
We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. The market does not apply a uniform definition of what constitutes “sub-prime” lending. Our reference to sub-prime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies (the “Agencies”), on June 29, 2007, which further references the “Expanded Guidance for Subprime Lending Programs” (the “Expanded Guidance”), issued by the Agencies by press release dated January 31, 2001. In the Expanded Guidance, the Agencies indicated that sub-prime lending does not refer to individual sub-prime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The Agencies recognize that many prime loan portfolios will contain such loans. The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the sub-prime arena. According to the Expanded Guidance, sub-prime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all sub-prime borrowers and may not match all markets or institutions’ specific sub-prime definitions, are set forth, including having a Fair Isaac Corporation (“FICO”) score of 660 or below. Based upon the definition and exclusions described above, we are a prime lender. However, as we are a portfolio lender, we review all data contained in borrower credit reports and do not base our underwriting decisions solely on FICO scores. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.
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
The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

At December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$31,076,829	97.79%	$28,931,237	98.34%	$23,671,712	97.86%	$18,561,467	97.27%	$14,780,819	98.13%
FHA/VA	285,003	0.90	20,197	0.07	22,940	0.09	29,573	0.15	43,672	0.29
Multi-family and commercial	54,694	0.17	57,829	0.20	58,874	0.24	69,322	0.36	2,320	0.02
Construction	13,030	0.04	24,830	0.08	34,064	0.14	41,150	0.22	—	—

Total first mortgage loans	31,429,556	98.90	29,034,093	98.69	23,787,590	98.33	18,701,512	98.00	14,826,811	98.44

Consumer and other loans:
Fixed-rate second mortgages	201,375	0.63	262,538	0.89	284,406	1.18	274,028	1.44	205,826	1.37
Home equity credit lines	127,987	0.40	101,751	0.35	104,567	0.43	97,644	0.51	29,150	0.19
Other	21,003	0.07	20,506	0.07	15,718	0.06	10,433	0.05	662	—

Total consumer and other loans	350,365	1.10	384,795	1.31	404,691	1.67	382,105	2.00	235,638	1.56

Total loans	31,779,921	100.00%	29,418,888	100.00%	24,192,281	100.00%	19,083,617	100.00%	15,062,449	100.00%

Deferred loan costs	81,307		71,670		40,598		16,159		1,653
Allowance for loan losses	(140,074)		(49,797)		(34,741)		(30,625)		(27,393)

Net Loans	$31,721,154		$29,440,761		$24,198,138		$19,069,151		$15,036,709

The following table presents the geographic distribution of loans in our portfolio:

	At December 31, 2009	At December 31, 2008
	Percenatge of Loans by	Percenatge of Loans by
	State to Total loans	State to Total loans
New Jersey	43.0%	44.8%
New York	18.2	15.6
Connecticut	12.6	9.3

Total New York metropolitan area	73.8	69.7

Virginia	4.6	5.5
Illinois	3.9	4.3
Maryland	3.5	4.2
Massachusetts	2.7	3.0
Pennsylvania	2.0	1.5
Minnesota	1.4	1.8
Michigan	1.3	1.7
All others	6.8	8.3

Total outside the New York metropolitan area	26.2	30.3

	100.0%	100.0%

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2009. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $6.67 billion for 2009, $2.76 billion for 2008 and $2.10 billion for 2007.

At December 31, 2009
		Multi-family
	First Mortgage	and Commercial		Consumer and
	Loans	Mortgages	Construction	Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$5,595	$4,056	$13,030	$3,765	$26,446

After one year:
One to three years	9,247	4,956	—	16,708	30,911
Three to five years	55,328	22,190	—	12,791	90,309
Five to ten years	771,277	13,433	—	49,555	834,265
Ten to twenty years	1,895,733	8,390	—	261,102	2,165,225
Over twenty years	28,624,652	1,669	—	6,444	28,632,765

Total due after one year	31,356,237	50,638	—	346,600	31,753,475

Total loans	$31,361,832	$54,694	$13,030	$350,365	31,779,921

Deferred loan costs					81,307
Allowance for loan losses					(140,074)

Net loans					$31,721,154

The following table presents, as of December 31, 2009, the dollar amounts of all fixed-rate and adjustable-rate loans that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)
First mortgage loans	$21,659,496	$9,696,741	$31,356,237
Multi-family and commercial mortgages	48,691	1,947	50,638
Consumer and other loans	210,321	136,279	346,600

Total loans due after one year	$21,918,508	$9,834,967	$31,753,475

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Total loans:
Balance outstanding at beginning of period	$29,418,888	$24,192,281	$19,083,617

Originations:
One- to four-family first mortgage loans	5,963,365	4,949,024	3,206,695
Multi-family and commercial mortgage loans	—	250	4,125
Construction loans	950	9,038	8,593
Consumer and other loans	99,555	81,909	133,098

Total originations	6,063,870	5,040,221	3,352,511

Purchases:
One- to four-family first mortgage loans	3,161,401	3,061,859	3,971,273

Total purchases	3,161,401	3,061,859	3,971,273

Less:
Principal payments:
First mortgage loans	(6,665,162)	(2,754,973)	(2,103,814)
Consumer and other loans	(134,015)	(101,744)	(110,455)

Total principal payments	(6,799,177)	(2,856,717)	(2,214,269)

Premium amortization and discount accretion, net	8,743	4,580	1,585
Transfers to foreclosed real estate	(26,581)	(18,892)	(1,752)
Net charge-offs:
First mortgage loans	(47,253)	(4,383)	(629)
Consumer and other loans	30	(61)	(55)

Balance outstanding at end of period	$31,779,921	$29,418,888	$24,192,281

Residential Mortgage Lending. Our primary lending emphasis is the origination and purchase of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not offer loans secured by cooperative apartment units or interests therein. We originate and purchase substantially all of our one- to four-family first mortgage loans for retention in our portfolio. We specialize in residential mortgage loans with principal balances in excess of the current FannieMae, single-family limit which has typically been $417,000 (“non-conforming” or “jumbo” loans). Beginning in 2008, FannieMae instituted two sets of loan limits — a “general” loan limit at $417,000 and “high-cost” loan limit at $729,750. Thereafter, the “Housing and Economic Recovery Act of 2008” permanently changed FannieMae’s charter to expand the definition of a “conforming loan” to include “high-cost” loans originated on or after January 1, 2009. Pursuant to the “American Recovery and Reinvestment Act of 2009,” FannieMae may purchase loans up to $729,750 for a one-unit dwelling in designated high-cost areas. However, since we do not generally sell loans in the secondary markets, we continue to use $417,000 as our conforming loan limit for all loans. We believe that our retention and servicing of the residential mortgage loans that we originate allows us to maintain higher levels of customer service and satisfaction than originators who sell loans to third parties.
Our wholesale loan purchase program is an important component of our strategy to grow our residential loan portfolio, and complements our retail loan origination production by enabling us to diversify assets outside our local market area, thus providing a safeguard against economic trends that might affect one particular area of the nation. Through this program, we have obtained assets at a relatively low overhead cost and have minimized related servicing costs. At December 31, 2009, $14.19 billion, or 45.1%, of our first mortgage loans were purchased loans.
We have developed written standard operating guidelines relating to the purchase of these assets. These guidelines include an evaluation and approval process for the various sellers from whom we choose to buy whole loans, the types of whole loans and acceptable property locations. The purchase agreements, as established with each seller/servicer, contain parameters of the loan characteristics that can be included in each package. These parameters, such as maximum loan size and maximum weighted average loan-to-value ratio, generally conform to parameters utilized by us to originate mortgage loans. All loans are reviewed for compliance with the agreed upon parameters. All purchased loan packages are subject to internal due diligence procedures including review of a sampling of individual loan files. We generally perform full credit reviews of 10% to 20% of the mortgage loans in each package purchased. Our due diligence procedures include a review of the legal documents, including the note, the mortgage and the title policy, review of the credit file, evaluating debt service ratios, review of the appraisal and verifying loan-to-value ratios and evaluating the completeness of the loan package. This review subjects the loan file to substantially the same underwriting standards used in our own loan origination process.
The loan purchase agreements recognize that the time frame to complete our due diligence reviews may not be sufficient prior to the completion of the purchase and afford us a limited period of time after closing to complete our review and return, or request substitution of, any loan for any legitimate underwriting concern. After the review period, we are still provided recourse against the seller for any breach of a representation or warranty with respect to the loans purchased. Among these representations and warranties are attestations of the legality and enforceability of the legal documentation, adequacy of insurance on the collateral real estate, and compliance with regulations and certifications that all loans are current as to principal and interest at the time of purchase.
In general, the seller of a purchased loan continues to service the loan after we purchase it. However, we maintain custody of the legal documents. The servicing of purchased loans is governed by the servicing agreement entered into with each servicer. These servicing agreements are structured to ensure that we have ongoing involvement with collection and loss mitigation procedures. Oversight of the servicer is maintained by us through review of all reports, remittances and non-performing loan ratios with appropriate further action, such as contacting the servicers by phone, in writing or through on-site visits to clarify or correct our concerns, taken as required. We also require that all servicers provide end-of-year financial statements and must deliver industry certifications substantiating that they have in place appropriate controls to ensure their mode of administration is in accordance with regulatory standards. These operating guidelines provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. We typically purchase loans from six to eight of the largest nationwide mortgage producers. We purchased first mortgage loans of $3.16 billion in 2009, $3.06 billion in 2008 and $3.97 billion in 2007. The average size of our one-to four-family mortgage loans purchased during 2009 was approximately $504,000.
Most of our retail loan originations are from licensed mortgage bankers or brokers, existing or past customers, members of our local communities or referrals from local real estate agents, attorneys and builders. Our extensive branch network is also a source of new loan generation. We also employ a staff of representatives who call on real estate professionals to disseminate information regarding our loan programs and take applications directly from their clients. These representatives are paid for each origination.
We currently offer loans that generally conform to underwriting standards specified by FannieMae (“conforming loans”), non-conforming loans, loans processed as limited documentation loans and, to a limited extent, no income verification loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of up to 30 years. The non-conforming loans generally follow FannieMae guidelines, except for the loan amount. FannieMae guidelines, for the most part, limit the principal amount of single-family loans to $417,000; our non-conforming loans generally exceed such limits. The average size of our one- to four-family mortgage loans originated in 2009 was approximately $539,000. The overall average size of our one- to four-family first mortgage loans held in portfolio was approximately $416,000 and $401,000 at December 31, 2009 and 2008, respectively. We are an approved seller/servicer for FannieMae and an approved servicer for FreddieMac. We generally hold loans for our portfolio but have, from time to time, sold loans in the secondary market. We sold no loans in 2009, 2008 or 2007 and had no loans classified as held for sale at December 31, 2009.
Our originations of first mortgage loans amounted to $5.96 billion in 2009, $4.96 billion in 2008 and $3.22 billion in 2007. Included in these totals are refinancings of our existing first mortgage loans as follows:

		Percent of
		First Mortgage
	Amount	Loan Originations
	(In thousands)
2009	$553,026	9.5%
2008	197,266	4.1
2007	107,481	3.3
We also allow certain existing customers to modify their mortgage loans, for a fee, with the intent of maintaining our customer relationship in periods of extensive refinancing due to a low interest rate environment. The modification changes the existing interest rate to the market rate for a product currently offered by us with a similar or reduced term. We generally do not extend the maturity date of the loan. To qualify for a modification, the loan should be current and our review of past payment performance should indicate that no payments were past due in any of the 12 preceding months. In general, all other terms and conditions of the existing mortgage remain the same. Modifications of existing mortgage loans were as follows:

Mortgage Loans
Modified
(In thousands)
2009	$2,245,498
2008	88,702
2007	15,272

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
We also offer a variety of ARM loans secured by one- to four-family residential properties with a fixed rate for initial terms of three years, five years, seven years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. These loans are originated in amounts generally up to $3.0 million. The ARM loans that we currently originate have a maximum 30-year amortization period and are generally subject to the loan-to-value ratios described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States Treasury securities adjusted to a constant maturity of one year and generally are subject to a maximum increase or decrease of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. Generally, the ARM loans that we offer have initial interest rates below the fully indexed rate. However, as a result of generally low market interest rates for ARM loans, the initial offered rate on these loans was 125 to 225 basis points above the current fully indexed rate at December 31, 2009. We originated $2.77 billion of one- to four-family ARM loans in 2009. At December 31, 2009, 30.9% of our one- to four-family mortgage loans consisted of ARM loans.
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
We also purchase and originate interest-only mortgage loans. These loans are designed for customers who desire flexible amortization schedules. These loans are originated as ARM loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using fully amortizing payment amounts, more restrictive standards and generally are made with lower loan-to-value limitations imposed to help minimize any potential credit risk. These loans may involve higher risks compared to standard loan products since there is the potential for higher payments once the interest rate resets and the principal begins to amortize and they rely on a stable or rising housing market to maintain an acceptable loan-to-value ratio. However, we do not believe these programs will have a material adverse impact on our asset quality based on our underwriting criteria and the average loan-to-value ratios on the loans originated in this program. During 2009, we originated $1.32 billion of interest-only loans with an average loan-to-value ratio of 57.4% based on the appraised value at the time of origination. The outstanding principal balance of interest-only loans in our portfolio was approximately $4.59 billion as of December 31, 2009 with an average loan-to-value ratio of approximately 62.5% using the appraised value at time of origination. We have not in the past, nor do we currently, originate or purchase option ARM loans, where the borrower is given various payment options that could change payment flows to the Bank. For a description of recent guidance on high risk loans, See – “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

In addition to our full documentation loan program, we process loans to certain eligible borrowers as limited documentation loans. We have originated these types of loans for over 15 years. Loans eligible for limited documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20-, and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 70% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for limited documentation loans to complete a FreddieMac/FannieMae loan application and request income, assets and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We also allow certain borrowers to obtain mortgage loans without disclosing income levels and without any verification of income. In these cases, we require verification of the borrowers’ assets. Similar to the limited documentation loan product listed earlier, these loans are also subject to somewhat higher interest rates than our regular products, and are generally limited to a maximum loan-to-value ratio of 60%. We originated approximately $1.09 billion of limited and no income documentation loans during 2009. These loans had an average loan-to-value ratio of 56%. Limited documentation and no verification loans may involve higher risks compared to loans with full documentation, as there is a greater opportunity for borrowers to falsify their income and ability to service their debt.
We offer mortgage programs designed to address the credit needs of low- and moderate-income home mortgage applicants and low- and moderate-income home improvement loan applicants. We define low- and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income of the Metropolitan Statistical Area in the county where the subject property is located. Among the features of the low- and moderate-income home mortgage programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For example, these programs have generally provided for loans with up to 80% loan-to-value ratios and rates which are 25 to 50 basis points lower than our traditional mortgage loans. In 2009, we originated $24.5 million in mortgage loans under these programs.
Multi-family and Commercial Mortgage Loans. At December 31, 2009, $54.7 million, or 0.17%, of the total loan portfolio consisted of multi-family and commercial mortgage loans. Commercial mortgage loans are secured by office buildings, religious facilities and other commercial properties. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). Substantially all of these loans were acquired in the Acquisition. Since our primary lending product is one-to four-family mortgage loans, we have not actively pursued the origination of commercial and multi-family mortgage loans. We did not originate any multi-family or commercial mortgage loans in 2009. At December 31, 2009, the largest commercial mortgage loan had a principal balance of $6.0 million and was adequately secured by a storage unit facility. This borrower also had an additional $2.1 million of commercial mortgage loans outstanding with us at December 31, 2009. These loans are current as of December 31, 2009.
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

Construction Lending. Substantially all of our construction loans were acquired in the Acquisition. Since our primary lending product is one-to four-family mortgage loans, we have not actively pursued the origination of construction loans and have removed them from our product offerings. While we did not originate any construction loans in 2009, there were principal advances on existing construction loans of $950,000 during 2009. Our construction loans are secured by residential and commercial properties located in our market area. At December 31, 2009, we had 9 construction loans totaling $13.0 million, or 0.04% of total loans. Our largest construction loan is a participation loan for a 90 unit condominium project. Our outstanding portion of the loan amounted to $3.1 million at December 31, 2009. This loan is included in our loans that are past due 90 days or more as of December 31, 2009 and has a specific reserve associated with it.
Our construction loans to home builders generally have fixed interest rates, are typically for a term of up to 18 months and have a maximum loan to value ratio of 80%. Loans to builders were made on either a pre-sold or speculative (unsold) basis. We generally allow the borrower to extend the term of the loan if the project is not yet complete or, in the case of a speculative construction loan, if the borrower has not yet sold the property. To extend the maturity of the loan, the loan generally must be current and we assess if the project is being adequately managed and the borrower’s ability to continue to keep the loan current. Construction loans to individuals were generally originated pursuant to the same policy guidelines regarding loan-to-value ratios and interest rates that are used in connection with loans secured by one-to four-family residential real estate. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed. Construction loans are disbursed as certain portions of the project are completed.
Construction loans are generally considered to involve a higher degree of risk than permanent mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct residential properties for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due. We attempted to minimize the foregoing risks by, among other things, generally requiring personal guarantees from the principals of our corporate borrowers.
Consumer Loans. At December 31, 2009, $350.4 million, or 1.10%, of our total loans consisted of consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines. Consumer loans generally have shorter terms to maturity, relative to our mortgage portfolio, which reduces our exposure to changes in interest rates. Consumer loans generally carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
We offer fixed-rate second mortgage loans generally in amounts up to $250,000 secured by owner-occupied one- to four-family residences located in the State of New Jersey, and the portions of New York and Connecticut served by our first mortgage loan products, for terms of up to 20 years. At December 31, 2009 these loans totaled $201.4 million, or 0.63% of total loans. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, generally cannot exceed 80% of the appraised value of the property at time of origination.
Our home equity credit line loans totaled $128.0 million or 0.40% of total loans at December 31, 2009. These loans are either fixed-rate or adjustable-rate loans secured by a second mortgage on owner-occupied one- to four-family residences located in our market area. The interest rates on adjustable-rate home equity credit lines are based on the “prime rate” as published in The Wall Street Journal (the “Index”) subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100, whichever is greater. The maximum credit line available is $250,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.
Other loans totaled $21.0 million at December 31, 2009 and consisted of collateralized passbook loans, overdraft protection loans, automobile loans, unsecured personal loans, and secured and unsecured commercial lines of credit. We no longer originate unsecured personal loans and automobile loans.
Loan Approval Procedures and Authority. All first mortgage loans up to $600,000 must be approved by two officers in our Mortgage Origination Department. Loans in excess of $600,000 and up to $1.0 million require that one of the two officers approving the loan bear the title of First Vice President – Mortgage Officer, Executive Vice President – Lending, Chief Operating Officer or Chief Executive Officer. Loans in excess of $1.0 million up to $3.0 million require that two of the officers approving the loan bear the title of the First Vice President, Mortgage Officer, Executive Vice President, Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. Loans in excess of $3.0 million up to $5.0 million require that two of the officers approving the loan bear the title of the Executive Vice President, Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. The aggregate of all residential loans, existing and/or committed to any one borrower, generally shall not exceed $5.0 million. Aggregate loan balances exceeding this limit must be approved by at least two of the following senior officers; Executive Vice President, Lending, Chief Operating Officer or Chief Executive Officer and will be reported to the Board of Directors at the next regularly scheduled Board meeting.
Home equity credit lines and fixed-rate second mortgage loans in principal amounts of $50,000 or less require approval by one of our designated Consumer Loan Department underwriters. Home equity credit lines and fixed-rate second mortgages in excess of $50,000, up to the $250,000 maximum, require approval by an underwriter and either our Consumer Loan Officer, Executive Vice President-Lending, Chief Executive Officer or Chief Operating Officer. Home equity credit lines and fixed-rate second mortgages involving mortgage liens where the combined first and second mortgage principal balances exceed $750,000 require approval by an underwriter, our Consumer Loan Officer and either our Executive Vice President-Lending, Chief Executive Officer or Chief Operating Officer.
Upon receipt of a completed loan application from a prospective borrower, we order a credit report and, except for loans originated as limited documentation, stated income, or no income verification loans, we verify certain other information. If necessary, we obtain additional financial or credit-related information. We require an appraisal for all mortgage loans, except for some loans made to refinance existing mortgage loans. Appraisals may be performed by our in-house Appraisal Department or by licensed or certified third-party appraisal firms. Currently most appraisals are performed by third-party appraisers and are reviewed by our in-house Appraisal Department.
We require title insurance on all mortgage loans, except for home equity credit lines and fixed-rate second mortgage loans. For these loans, we require a property search detailing the current chain of title. We require borrowers to obtain hazard insurance and we require borrowers to obtain flood insurance prior to closing, if appropriate. We require most borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, flood insurance and private mortgage insurance premiums, if required. Presently, we do not escrow for real estate taxes on properties located in the states of New York, Pennsylvania and Connecticut.

Asset Quality
One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies we have been proactive in addressing problem loans and non-performing assets. These strategies, as well as our concentration on one- to four-family mortgage lending and our maintenance of sound credit standards for new loan originations have resulted in relatively low levels of charge-offs. Charge-offs, net of recoveries amounted to $47.2 million in 2009 and $4.4 million in 2008. The national economy has been in a recessionary cycle for approximately two years. The faltering economy has been marked by contractions in the availability of business and consumer credit, falling home prices, increasing home foreclosures and rising unemployment levels. As a result, the financial, capital and credit markets experienced significant adverse conditions. These conditions caused significant deterioration in the activity of the secondary residential mortgage market and a lack of available liquidity. The disruptions were exacerbated by the acceleration of the decline of the real estate and housing markets. By the fourth quarter of 2009, house prices appear to have stabilized. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We do not participate in sub-prime mortgage lending which has been the riskiest sector of the residential housing market.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth was primarily concentrated in one- to four-family mortgage loans with loan-to-value ratios of less than 80%. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. The average loan-to-value (“LTV”) ratio of our 2009 one- to four-family first mortgage loan originations and our total one- to four-family first mortgage loan portfolio were 60.5% and 60.8%, respectively using the appraised value at the time of origination. It has been our experience that when a loan became delinquent, the borrower would attempt to sell the property to satisfy the loan rather than go to foreclosure or, if another bank held a second mortgage on the property, there was likelihood they would purchase the property to protect their interest thereby resulting in full payment of principal and interest to Hudson City Savings. However, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage. In addition, second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. The value of the property used as collateral for our loans is dependent upon local market conditions. We monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2009, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, have deteriorated since the beginning of 2007 as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. In addition, general economic conditions in the United States continued to worsen as the recession continued during 2009.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans. The LTV ratio is for non-performing first mortgage loans and is based on appraised value at the time of origination.

	At December 31, 2009
			Average LTV ratio
		Non-performing	of non-performing
	Total loans	loans	mortgage loans
New Jersey	43.0%	41.6%	69%
New York	18.2	18.0	70
Connecticut	12.6	4.2	72

Total New York metropolitan area	73.8	63.8	69

Virginia	4.6	6.2	78
Illinois	3.9	5.6	78
Maryland	3.5	5.1	76
Massachusetts	2.7	2.3	75
Pennsylvania	2.0	1.9	75
Minnesota	1.4	1.8	82
Michigan	1.3	4.2	75
All others	6.8	9.1	71

Total outside the New York metropolitan area	26.2	36.2	75

	100.0%	100.0%	72%

Due to the recent deterioration of real estate values, the loan-to-value ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.
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
We send foreclosure notices when a loan is 90 days delinquent. The accrual of income on loans that do not carry private mortgage insurance or are not guaranteed by a federal agency is generally discontinued when interest or principal payments are 90 days in arrears and any accrued interest is reversed. We commence foreclosure proceedings if the loan is not brought current between the 90th and 120th day of delinquency unless specific limited circumstances warrant an exception. The collection procedures for mortgage loans guaranteed by federal agencies follow the collection guidelines outlined by those agencies.

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
Management continuously monitors the status of the loan portfolio and reports to the Board of Directors on a monthly basis. Our Asset Quality Committee (“AQC”) is responsible for monitoring our loan portfolio, delinquencies and foreclosed real estate. This committee includes members of senior management from the loan origination, loan servicing, appraisal and finance departments.
Loans delinquent 60 days to 89 days and 90 days or more were as follows as of the dates indicated:

At December 31,
	2009				2008				2007
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
		Principal		Principal		Principal		Principal		Principal		Principal
	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
One- to four-family first mortgages	408	$171,913	1,480	$581,786	265	$100,604	527	$200,642	103	$32,448	198	$71,614
FHA/VA first mortgages	35	8,650	115	31,855	5	874	30	6,407	12	1,995	21	4,157
Multi-family and commercial mortgages	2	1,088	1	1,414	1	1,417	4	1,854	3	1,393	2	2,028
Construction loans	—	—	6	9,764	—	—	5	7,610	3	4,457	1	647
Consumer and other loans	14	882	34	2,876	11	1,850	14	1,061	7	329	12	956

Total delinquent loans (60 days and over)	459	$182,533	1,636	$627,695	282	$104,745	580	$217,574	128	$40,622	234	$79,402

Delinquent loans (60 days and over) to total loans		0.57%		1.98%		0.36%		0.74%		0.17%		0.33%

Non-performing loans amounted to $627.7 million at December 31, 2009 as compared to $217.6 million at December 31, 2008. Non-performing loans at December 31, 2009 included $613.6 million of one- to four-family first mortgage loans as compared to $207.0 million at December 31, 2008. The ratio of non-performing loans to total loans was 1.98% at December 31, 2009 compared with 0.74% at December 31, 2008.
At December 31, 2009 and 2008, commercial and construction loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $11.2 million and $9.5 million, respectively. Based on this evaluation, we established an allowance for loan losses of $2.1 million and $818,000 for loans classified as impaired at December 31, 2009 and 2008, respectively.
We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Current economic conditions have been exacerbated by the decline in the housing and real estate markets. In addition, the continued increase in the unemployment rate during 2009 may have adverse implications for an already weak housing market.
The decline in the real estate and housing markets resulted in higher charge-offs in 2009, although the overall amount of our charge-offs has been moderate because of our underwriting standards and the geographical areas in which we lend. The weighted average LTV in our one- to four-family mortgage loan portfolio at December 31, 2009 was approximately 61%, using appraised values at the time of origination. In addition, the average LTV ratio of our non-performing loans was approximately 72% at December 31, 2009 based on the appraised value at the time of origination. As a result, the amount of equity that borrowers have in the underlying properties or that other lenders have in the form of second mortgages that are subordinate to Hudson City Savings, has helped to protect us from declining conditions in the housing market and the economy. However, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to purchase the property to protect their interest if the value of the property is not enough to satisfy their loan. Due to the recent deterioration of real estate values, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.
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

The following table presents information regarding non-performing assets as of the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual first mortgage loans	$583,200	$202,496	$71,932	$20,053	$9,649
Non-accrual construction loans	6,624	7,610	647	3,098	—
Non-accrual consumer and other loans	1,916	626	956	1,217	2
Accruing loans delinquent 90 days or more	35,955	6,842	5,867	5,630	9,661

Total non-performing loans	627,695	217,574	79,402	29,998	19,312
Foreclosed real estate, net	16,736	15,532	4,055	3,161	1,040

Total non-performing assets	$644,431	$233,106	$83,457	$33,159	$20,352

Non-performing loans to total loans	1.98%	0.74%	0.33%	0.16%	0.13%
Non-performing assets to total assets	1.07	0.43	0.19	0.09	0.07
Included in accruing loans delinquent 90 days or more are $31.9 million of FHA loans. We continue to accrue interest on these loans since they are guaranteed by the FHA. At December 31, 2009, approximately $402.8 million of our non-performing loans were in the New York metropolitan area and $224.9 million were outside of the New York metropolitan area. At December 31, 2008, approximately $144.0 million of our non-performing loans were in the New York metropolitan area and $73.6 million were outside of the New York metropolitan area. Non-accrual first mortgage loans at December 31, 2009 included $82.2 million of interest-only loans and $68.0 million of reduced documentation loans with average LTV ratios of approximately 69% and 75%, respectively, based on appraised values at time of origination. Non-accrual first mortgage loans at December 31, 2008 included $16.6 million of interest-only loans and $7.6 million of reduced documentation loans with average LTV ratios of approximately 70% and 61%, respectively, based on appraised values at time of origination. The total amount of interest income received during the year on non-accrual loans outstanding and additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms is immaterial. We are not committed to lend additional funds to borrowers whose loans are in non-accrual status.
Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the years indicated.

	At or for the Year December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$49,797	$34,741	$30,625	$27,393	$27,319

Provision for loan losses	137,500	19,500	4,800	—	65
Allowance transferred in Acquisition	—	—	—	3,308	—
Charge-offs:
First mortgage loans	(48,097)	(4,458)	(701)	(72)	(2)
Consumer and other loans	(36)	(64)	(62)	(7)	(8)

Total charge-offs	(48,133)	(4,522)	(763)	(79)	(10)
Recoveries	910	78	79	3	19

Net (charge-offs) recoveries	(47,223)	(4,444)	(684)	(76)	9

Balance at end of year	$140,074	$49,797	$34,741	$30,625	$27,393

Allowance for loan losses to total loans	0.44%	0.17%	0.14%	0.16%	0.18%
Allowance for loan losses to non-performing loans	22.32	22.89	43.75	102.09	141.84

The allowance for loan losses (“ALL”) has been determined in accordance with U.S. generally accepted accounting principles, which requires us to maintain adequate allowances for loan losses. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
The ALL amounted to $140.1 million and $49.8 million at December 31, 2009 and 2008, respectively. We recorded our provision for loan losses during 2009 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, our loss experience on non-performing loans, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and growth in the loan portfolio. See Critical Accounting Policies – Allowance for Loan Losses in Item 7, “Management’s Discussion and Analysis”.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original LTV ratios of less than 80%. The average LTV ratio of our 2009 one- to four-family first mortgage loan originations and our total one- to four-family first mortgage loan portfolio were 60.5% and 60.8%, respectively using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the fourth quarter of 2009, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, have continued to decline from 2008 levels, as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. However, home values appear to have stabilized during the second half of 2009 as indicated by the S&P/Case-Shiller Home Price Index.
We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina. At December 31, 2009, approximately 73.8% of our total loans were in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania accounted for 4.6%, 3.9%, 3.5%, 2.7%, 1.4%, 1.3% and 2.0%, respectively, of total loans. The remaining 6.8% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. With respect to our non-performing loans, approximately 63.8% are in the New York metropolitan area and 6.2%, 5.6%, 5.1%, 2.3%, 1.8%, 4.2% and 1.9% are located in the states of Virginia, Illinois, Maryland, Massachusetts, Minnesota, Michigan and Pennsylvania, respectively. The remaining 9.1% of our non-performing loans are secured by real estate primarily in the remainder of the Northeast quadrant of the United States.
The national economy has been in a recessionary cycle for approximately 2 years with the housing and real estate markets suffering significant losses in value. The faltering economy has been marked by contractions in the availability of business and consumer credit, increases in corporate borrowing rates, falling home prices, increasing home foreclosures and rising levels of unemployment. Economic conditions have improved slightly during the second half of 2009 although unemployment rates continued to increase. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We determined the provision for loan losses for 2009 based on our evaluation of the foregoing factors, the growth of the loan portfolio, our loss experience on non-performing loans, the recent increases in delinquent loans, non-performing loans and net loan charge-offs, and the increasing trend in the unemployment rate.
At December 31, 2009, first mortgage loans secured by one-to four-family properties accounted for 98.7% of total loans. Fixed-rate mortgage loans represent 69.1% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase option ARM loans, negative amortization loans or sub-prime loans.

Non-performing loans amounted to $627.7 million at December 31, 2009 as compared to $217.6 million at December 31, 2008. Non-performing loans at December 31, 2009 included $613.6 million of one- to four-family first mortgage loans as compared to $207.0 million at December 31, 2008. The ratio of non-performing loans to total loans was 1.98% at December 31, 2009 compared with 0.74% at December 31, 2008. Loans delinquent 60 to 89 days amounted to $182.5 million at December 31, 2009 as compared to $104.7 million at December 31, 2008. Foreclosed real estate amounted to $16.7 million at December 31, 2009 as compared to $15.5 million at December 31, 2008. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values over the last three years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios have helped to moderate our charge-offs as there has generally been adequate equity behind our first lien as of the foreclosure date to satisfy our loan.
As a result of the increase in non-performing loans, the ratio of the ALL to non-performing loans decreased from 102.09% at December 31, 2006 to 22.32% at December 31, 2009. During this same period, the ratio of the ALL to total loans increased from 0.16% to 0.44%. Historically, our non-performing loans have been a negligible percentage of our total loan portfolio and, as a result, our ratio of the ALL to non-performing loans was high and did not serve as a reasonable measure of the adequacy of our ALL. The decline in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL and non-performing loans. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.
The Company’s losses on non-performing loans increased in 2009, but overall have been modest due to our first lien position and relatively low average LTV ratios. We generally obtain new collateral values for loans after 180 days of delinquency. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans when accompanied by a concurrent increase in total non-performing loans (i.e. due to the addition of new non-performing loans). Charge-offs amounted to $47.2 million, consisting of 517 loans, for 2009 and $4.4 million, consisting of 47 loans, in 2008. These charge-offs were primarily due to the results of our reappraisal process for our non-performing residential first mortgage loans with only 55 loans disposed of through the foreclosure process during 2009 with a final loss on sale (after previous charge-offs) of $2.4 million. The results of our reappraisal process and our recent charge-off history are also considered in the determination of the ALL. At December 31, 2009 the average LTV ratio (using appraised values at the time of origination) of our non-performing loans was 72.4% and was 60.8% for our total mortgage loan portfolio. Thus, the ratio of the ALL to non-performing loans needs to be viewed in the context of the underlying LTV’s of the non-performing loans and the relative decline in home values.
As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the Office of Federal Housing Enterprise Oversight and Case-Shiller. Our AQC uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at December 31, 2009, 73.8% of our loan portfolio and 63.8% of our non-performing loans are located in the New York metropolitan area. In addition, we obtain updated collateral values when a loan becomes 180 days past due which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use the house price indices to identify geographic areas experiencing weaknesses in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we increased the loss factors used in our quantitative analysis of the ALL for our one- to four-family first mortgage loans during 2009. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.
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
We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV in our one- to four-family mortgage loan portfolio at December 31, 2009 was 60.8%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was 72.4% at December 31, 2009. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 63.8% of our non-performing loans were located at December 31, 2009, by approximately 20% from the peak of the market in 2006 through November 2009 and by 29% nationwide during that period. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.
Net charge-offs amounted to $47.2 million for 2009 as compared to net charge-offs of $4.4 million for 2008. Our charge-offs on non-performing loans have historically been low relative to the size of our portfolio due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until this current recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 24 to 30 months from the initial non-performing period. If real estate prices decline further, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to purchase the property and repay our loan if the value of the property is not enough to satisfy their loan. We continue to monitor closely the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.
At December 31, 2009 and December 31, 2008, commercial and construction loans evaluated for impairment in accordance with FASB guidance amounted to $11.2 million and $9.5 million, respectively. Based on this evaluation, we established an ALL of $2.1 million for loans classified as impaired at December 31, 2009 compared to $818,000 at December 31, 2008.
The markets in which we lend have experienced significant declines in real estate values which we have taken into account in evaluating our ALL. Although we believe that we have established and maintained the ALL at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Increases in our loss experience on non-performing loans, the loss factors used in our quantitative analysis of the ALL and continued increases in overall loan delinquencies can have a significant impact on our need for increased levels of loan loss provisions in the future. No assurance can be given in any particular case that our LTV ratios will provide full protection in the event of borrower default. Although we use the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change. See Critical Accounting Policies - Allowance for Loan Losses in Item 7, “Management’s Discussion and Analysis”.
The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005

		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

					(Dollars in thousands)
First mortgage loans:
One- to four-family	$133,927	98.69%	$45,642	98.43%	$29,511	97.95%	$24,578	97.42%	$25,474	98.13%
Other first mortgages	3,169	0.21	2,065	0.26	1,883	0.38	999	0.58	23	0.31

Total first mortgage loans	137,096	98.90	47,707	98.69	31,394	98.33	25,577	98.00	25,497	98.44
Consumer and other loans	2,978	1.10	2,090	1.31	3,347	1.67	3,618	2.00	1,774	1.56
Unallocated	—	—	—	—	—	—	1,430	—	122	—

Total allowance for loan losses	$140,074	100.00%	$49,797	100.00%	$34,741	100.00%	$30,625	100.00%	$27,393	100.00%

Investment Activities
The Board of Directors reviews and approves our investment policy on an annual basis. The Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and other officers are authorized to purchase, sell, or loan securities. The Board of Directors reviews our investment activity on a quarterly basis.
Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. In establishing our investment strategies, we consider our asset/liability position, asset concentrations, interest rate risk, credit risk, liquidity, market volatility and desired rate of return. We may invest in securities in accordance with the regulations of the OTS. We invest in various types of assets, including U.S. Treasury obligations, federal agency securities, mortgage-backed securities, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, federal funds sold, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers to be an unsuitable investment practice.
We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by GSEs. These securities account for substantially all of our securities. We do not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.
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
We classify investments as held to maturity or available for sale at the date of purchase based on our assessment of our internal liquidity requirements. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. We have both the ability and positive intent to hold these securities to maturity. Available for sale securities are reported at fair market value. We currently have no securities classified as trading securities.
Investment Securities. At December 31, 2009, investment securities classified as held to maturity amounted to $4.19 billion while $1.10 billion were classified as available for sale. At December 31, 2009, the investment securities portfolio had a weighted-average rate of 4.38% and a fair value of approximately $5.17 billion. During 2009, we purchased $5.87 billion of investment securities compared with $2.10 billion during 2008. These securities were all issued by U.S. GSEs. Of the securities held as of December 31, 2009, $4.15 billion have step-up features where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase, but after an initial no-call period of three months to two years, and assist in our management of interest rate risk (“IRR”). The above step-up features are not accounted for separately from the underlying securities as we have concluded that they are clearly and closely related to the step-up note in accordance with FASB guidance. Approximately $1.30 billion of these step-up notes are scheduled to reset within the next two years. At December 31, 2009, investment securities with an amortized cost of $2.43 billion were used as collateral for securities sold under agreements to repurchase. Also, at December 31, 2009, we had $874.8 million in Federal Home Loan Bank of New York (“FHLB”) stock. See “- Regulation of Hudson City Savings Bank and Hudson City Bancorp.”
Mortgage-backed Securities. All of our mortgage-backed securities are issued by GinnieMae, FannieMae or FreddieMac. At December 31, 2009, mortgage-backed securities classified as held to maturity totaled $9.96 billion, or 16.5% of total assets, while $11.12 billion, or 18.5% of total assets, were classified as available for sale. At December 31, 2009, the mortgage-backed securities portfolio had a weighted-average rate of 4.70% and a fair value of approximately $21.44 billion. Of the mortgage-backed securities we held at December 31, 2009, $14.91 billion, or 70.7% of total mortgage-backed securities, had adjustable rates and $6.17 billion, or 29.3% of total mortgage-backed securities, had fixed rates. Our mortgage-backed securities portfolio includes real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”). At December 31, 2009, we held $3.63 billion of fixed-rate REMICs, which constituted 17.2% of our mortgage-backed securities portfolio. Mortgage-backed security purchases totaled $6.87 billion during 2009 compared with $7.14 billion during 2008. At December 31, 2009, mortgage-backed securities with an amortized cost of $14.48 billion were used as collateral for securities sold under agreements to repurchase.
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
While mortgage-backed securities are subject to a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities. At December 31, 2009, we did not own any principal-only, REMIC residuals, private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans.
The following table presents our investment securities activity for the years indicated.

	For the Year Ended December 31,

	2009	2008	2007

	(In thousands)

Investment securities:
Carrying value at beginning of year	$3,463,719	$4,173,992	$5,913,584

Purchases:
Held to maturity	4,540,329	—	—
Available for sale	1,331,300	2,100,000	2,148,705
Calls:
Held to maturity	(400,000)	(1,358,485)	(125,480)
Available for sale	(3,622,225)	(1,449,902)	(2,100,060)
Maturities:
Available for sale	—	(4)	(1,725,000)
Sales:
Available for sale	(168)	—	—
Premium (amortization) and discount accretion, net	(4,292)	164	1,025
Change in unrealized gain or (loss)	(25,719)	(2,046)	61,218

Net increase (decrease) in investment securities	1,819,225	(710,273)	(1,739,592)

Carrying value at end of year	$5,282,944	$3,463,719	$4,173,992

The following table presents our mortgage-backed securities activity for the years indicated.

	For the Year Ended December 31,

	2009	2008	2007

	(In thousands)

Mortgage-backed securities:
Carrying value at beginning of year	$19,487,811	$14,570,935	$9,329,631

Purchases:
Held to maturity	3,017,730	1,360,861	3,861,633
Available for sale	3,849,268	5,777,777	3,248,326
Principal payments:
Held to maturity	(2,609,338)	(1,348,304)	(1,215,867)
Available for sale	(2,123,330)	(956,710)	(696,560)
Sales:
Available for sale	(761,557)	—	—
Premium amortization and discount accretion, net	(27,972)	(11,722)	(10,257)
Change in unrealized gain or (loss)	247,473	94,974	54,029

Net increase in mortgage-backed securities	1,592,274	4,916,876	5,241,304

Carrying value at end of year	$21,080,085	$19,487,811	$14,570,935

The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. The table also presents the mortgage-backed securities portfolio by coupon type.

	At December 31,

	2009			2008			2007

		Percent			Percent			Percent
	Carrying	of	Fair	Carrying	of	Fair	Carrying	of	Fair
	Value	Total (1)	Value	Value	Total (1)	Value	Value	Total (1)	Value
	(Dollars in thousands)
Money market investments:
Federal funds sold	$362,449	100.00%	$362,449	$76,896	100.00%	$76,896	$106,299	100.00%	$106,299

Investment securities:
Held to maturity:
United States government- sponsored enterprises	$4,187,599	79.27%	$4,070,900	$49,981	1.45%	$50,406	$1,408,071	33.74%	$1,409,814
Municipal bonds	105	0.01	105	105	0.01	106	430	0.01	432

Total held to maturity	4,187,704	79.28	4,071,005	50,086	1.46	50,512	1,408,501	33.75	1,410,246

Available for sale:
United States government- sponsored enterprises	1,088,165	20.59	1,088,165	3,406,248	98.33	3,406,248	2,758,193	66.08	2,758,193
Corporate bonds	—	—	—	—	—	—	4	—	4
Equity securities	7,075	0.13	7,075	7,385	0.21	7,385	7,294	0.17	7,294

Total available for sale	1,095,240	20.72	1,095,240	3,413,633	98.54	3,413,633	2,765,491	66.25	2,765,491

Total investment securities	$5,282,944	100.00%	$5,166,245	$3,463,719	100.00%	$3,464,145	$4,173,992	100.00%	$4,175,737

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$112,019	0.53%	$114,787	$128,906	0.66%	$127,309	$157,716	1.08%	$158,999
FNMA pass-through certificates	2,510,095	11.91	2,616,604	3,203,799	16.44	3,247,847	3,214,509	22.06	3,205,922
FHLMC pass-through certificates	4,764,429	22.60	4,995,782	5,859,297	30.07	5,943,155	5,808,288	39.87	5,849,744
FHLMC and FNMA REMICs	2,577,011	12.22	2,597,658	380,255	1.95	377,134	385,013	2.64	351,647

Total held to maturity	9,963,554	47.26	10,324,831	9,572,257	49.12	9,695,445	9,565,526	65.65	9,566,312

Available for sale:
GNMA pass-through certificates	1,270,074	6.02	1,270,074	915,995	4.70	915,995	1,257,893	8.62	1,257,893
FNMA pass-through certificates	3,907,368	18.54	3,907,368	3,300,888	16.94	3,300,888	1,098,072	7.54	1,098,072
FHLMC pass-through certificates	4,888,326	23.20	4,888,326	5,698,671	29.24	5,698,671	2,649,444	18.18	2,649,444
FHLMC and FNMA REMICs	1,050,763	4.98	1,050,763	—	—	—	—	—	—

Total available for sale	11,116,531	52.74	11,116,531	9,915,554	50.88	9,915,554	5,005,409	34.35	5,005,409

Total mortgage-backed securities	$21,080,085	100.00%	$21,441,362	$19,487,811	100.00%	$19,610,999	$14,570,935	100.00%	$14,571,721

By coupon type:
Adjustable-rate	$14,912,735	70.74%	$15,211,271	$16,277,336	83.53%	$16,377,257	$11,995,377	82.32%	$12,055,525
Fixed-rate	6,167,350	29.26	6,230,091	3,210,475	16.47	3,233,742	2,575,558	17.68	2,516,196

Total mortgage-backed securities	$21,080,085	100.00%	$21,441,362	$19,487,811	100.00%	$19,610,999	$14,570,935	100.00%	$14,571,721

Total investment portfolio	$26,725,478		$26,970,056	$23,028,426		$23,152,040	$18,851,226		$18,853,757

(1)	Based on carrying value for each investment type.

Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2009. Mortgage-backed securities are presented by issuer and by coupon type. The table does not include the effect of prepayments or scheduled principal amortization. Equity securities have been excluded from this table.

	At December 31, 2009

			More Than One Year		More Than Five Years
	One Year or Less		to Five Years		to Ten Years		More Than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate

	(Dollars in thousands)
Money market investments:
Federal funds sold	$362,449	0.25%	$—	—%	$—	—%	$—	—%	$362,449	0.25%

Investment securities:
Held to maturity:
United States government- sponsored enterprises	$—	—%	$—	—%	$1,299,130	3.80%	$2,888,469	4.56%	$4,187,599	4.32%
Municipal bonds	105	7.58	—	—	—	—	—	—	105	7.58

Total held to maturity	105	7.58	—	—	1,299,130	3.80	2,888,469	4.56	4,187,704	4.32

Available for sale:
United States government- sponsored enterprises	—	—	—	—	396,941	3.53	691,224	5.19	1,088,165	4.58
Corporate bonds	—	—	—	—	—	—	—	—	—	—

Total available for sale	—	—	—	—	396,941	3.53	691,224	5.19	1,088,165	4.58

Total investment securities	$105	7.58%	$—	—%	$1,696,071	3.74%	$3,579,693	4.68%	$5,275,869	4.38%

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$10	10.96%	$36	11.10%	$204	4.25%	$111,769	4.13%	$112,019	4.13%
FNMA pass-through certificates	—	—	225	6.84	8,350	6.35	2,501,520	5.05	2,510,095	5.05
FHLMC pass-through certificates	63	6.80	266	5.38	5,150	3.97	4,758,950	5.23	4,764,429	5.23
FHLMC and FNMA REMIC’s	—	—	—	—	—	—	2,577,011	4.15	2,577,011	4.15

Total held to maturity	73	7.37	527	6.39	13,704	5.42	9,949,250	4.89	9,963,554	4.89

Available for sale:
GNMA pass-through certificates	—	—	—	—	—	—	1,270,074	3.76	1,270,074	3.76
FNMA pass-through certificates	—	—	—	—	—	—	3,907,368	4.11	3,907,368	4.11
FHLMC pass-through certificates	—	—	—	—	—	—	4,888,326	5.17	4,888,326	5.17
FHLMC and FNMA REMIC’s	—	—	—	—	—	—	1,050,763	4.02	1,050,763	4.02

Total available for sale	—	—	—	—	—	—	11,116,531	4.53	11,116,531	4.53

Total mortgage-backed securities	$73	7.37%	$527	6.39%	$13,704	5.42%	$21,065,781	4.70%	$21,080,085	4.70%

By coupon type:
Adjustable-rate	$—	—%	$82	2.31%	$5,042	3.21%	$14,907,611	4.79%	$14,912,735	4.79%
Fixed-rate	73	7.37	445	7.15	8,662	6.71	6,158,170	4.50	6,167,350	4.50

Total mortgage-backed securities	$73	7.37%	$527	6.39%	$13,704	5.42%	$21,065,781	4.70%	$21,080,085	4.70%

Total investment portfolio	$362,627	0.25%	$527	6.39%	$1,709,775	3.75%	$24,645,474	4.70%	$26,718,403	4.58%

Sources of Funds
General. Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Retail deposits generated through our branch network and wholesale borrowings have been our primary means of funding our growth initiatives. We intend to fund our future growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth decreases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer passbook and statement savings accounts, interest-bearing transaction accounts, checking accounts, money market accounts and time deposits. We also offer IRA accounts and qualified retirement plans.
Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing market interest rates, pricing of deposits and competition. In determining our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Our deposits are primarily obtained from market areas surrounding our branch offices. In December 2008, we began to open deposit accounts through the internet for customers throughout the United States. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits. During 2009, we opened 4 new branches. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. There are large money-center and regional financial institutions operating throughout our market area, and we also face strong competition from other community-based financial institutions. In response to the economic recession, we believe that households during 2009 increased their personal savings and customers sought insured bank deposit products as an alternative to investments such as equity securities and bonds. We believe these factors contributed to our deposit growth.
Total deposits increased $6.12 billion, or 33.2%, during 2009 due primarily to a $3.12 billion increase in total time deposits, a $2.34 billion increase in our money market accounts and a $575.5 million increase in our interest-bearing transaction accounts and savings accounts. Total core deposits (defined as non-time deposit accounts) represented approximately 34.6% of total deposits as of December 31, 2009 compared with 29.9% as of December 31, 2008. This increase is due to the growth in our money market accounts as a result of our favorable rates as compared to our competitors. The aggregate balance in our time deposit accounts was $16.07 billion as of December 31, 2009 compared with $12.95 billion as of December 31, 2008. Time deposits with remaining maturities of less than one year amounted to $13.08 billion at December 31, 2009 compared with $12.48 billion at December 31, 2008. These time deposits are scheduled to mature as follows: $6.11 billion with an average cost of 1.86% in the first quarter of 2010, $4.53 billion with an average cost of 1.86% in the second quarter of 2010, $1.51 billion with an average cost of 1.98% in the third quarter of 2010 and $930.4 million with an average cost of 1.84% in the fourth quarter of 2010. The current yields offered on our six month and one year time deposits are 1.35% and 1.55%, respectively. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

The following table presents our deposit activity for the years indicated:

	For the Year Ended December 31,

	2009	2008	2007

	(Dollars in thousands)

Total deposits at beginning of year	$18,464,042	$15,153,382	$13,415,587
Net increase in deposits	5,630,538	2,729,303	1,130,859
Interest credited	483,468	581,357	606,936

Total deposits at end of year	$24,578,048	$18,464,042	$15,153,382

Net increase	$6,114,006	$3,310,660	$1,737,795

Percent increase	33.11%	21.85%	12.95%
At December 31, 2009, we had $5.94 billion in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount

(In thousands)

3 months or less	$2,233,482
Over 3 months through 6 months	1,573,942
Over 6 months through 12 months	908,756
Over 12 months	1,228,406

Total	$5,944,586

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At December 31,

	2009			2008			2007

			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate

	(Dollars in thousands)
Savings	$786,559	3.20%	0.74%	$712,420	3.86%	0.76%	$737,813	4.87%	0.74%
Interest-bearing demand	2,075,175	8.44	1.36	1,573,771	8.52	2.47	1,588,084	10.48	3.26
Money market	5,058,842	20.59	1.38	2,716,429	14.72	2.87	1,575,097	10.39	4.26
Noninterest-bearing demand	586,041	2.38	—	514,196	2.78	—	517,970	3.42	—

Total	8,506,617	34.61	1.22	5,516,816	29.88	2.22	4,418,964	29.16	2.81

Time deposits:
Time deposits $100,000 and over	5,944,586	24.20	2.02	4,599,228	24.92	3.66	3,336,049	22.02	4.97

Time deposits less than $100,000 with original maturities of:
3 months or less	485,518	1.98	1.19	356,822	1.93	3.17	1,057,289	6.98	4.98
Over 3 months to 12 months	3,212,728	13.06	1.41	5,520,470	29.89	3.74	4,558,298	30.07	5.04
Over 12 months to 24 months	3,753,700	15.27	2.23	1,200,957	6.50	3.56	524,722	3.46	4.57
Over 24 months to 36 months	952,722	3.88	2.51	71,707	0.39	3.65	79,613	0.53	3.87
Over 36 months to 48 months	236,551	0.96	2.94	34,469	0.19	3.89	77,185	0.51	3.93
Over 48 months to 60 months	35,505	0.14	3.18	14,498	0.08	4.08	32,299	0.21	3.94
Over 60 months	126,281	0.51	3.59	109,666	0.59	4.27	138,738	0.92	3.98
Qualified retirement plans	1,323,840	5.39	2.37	1,039,409	5.63	3.78	930,225	6.14	4.70

Total time deposits	16,071,431	65.39	2.01	12,947,226	70.12	3.69	10,734,418	70.84	4.93

Total deposits	$24,578,048	100.00%	1.74%	$18,464,042	100.00%	3.25%	$15,153,382	100.00%	4.31%

The following table presents, by rate category, the amount of our time deposit accounts outstanding at the dates indicated.

	At December 31,

	2009	2008	2007

	(In thousands)
Time deposit accounts:
2.00% or less	$8,123,453	$322	$2,032
2.01% to 2.50%	4,688,010	—	22
2.51% to 3.00%	2,444,254	1,672,600	343
3.01% to 3.50%	549,624	3,513,581	44,450
3.51% to 4.00%	91,665	7,278,114	514,022
4.01% and over	174,425	482,609	10,173,549

Total	$16,071,431	$12,947,226	$10,734,418

The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2009.

	Period to Maturity from December 31, 2009

	Within	Over three	Over six	Over one	Over two	Over
	three	to six	months to	to two	to three	three
	months	months	one year	years	years	years	Total

	(In thousands)

Time deposit accounts:
2.00% or less	$4,142,327	$2,046,619	$1,657,638	$276,568	$224	$77	$8,123,453
2.01% to 2.50%	59,752	2,357,107	712,989	1,500,227	37,933	20,002	4,688,010
2.51% to 3.00%	1,684,873	36,092	15,422	260,901	439,908	7,058	2,444,254
3.01% to 3.50%	68,134	60,004	17,022	90,333	1,475	312,656	549,624
3.51% to 4.00%	73,410	4,323	6,136	5,088	416	2,292	91,665
4.01% and over	82,158	21,807	35,904	13,074	17,090	4,392	174,425

Total	$6,110,654	$4,525,952	$2,445,111	$2,146,191	$497,046	$346,477	$16,071,431

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
Borrowed funds at December 31 are summarized as follows:

	2009		2008

		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate

	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$2,400,000	4.44%	$2,400,000	4.44%
Other brokers	12,700,000	3.93	12,700,000	3.91

Total securities sold under agreements to repurchase	15,100,000	4.01	15,100,000	3.99

Advances from the FHLB	14,875,000	3.99	15,125,000	3.94

Total borrowed funds	$29,975,000	4.00%	$30,225,000	3.97%

Accrued interest payable	$141,828		$138,351

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,

	2009	2008	2007

	(Dollars in thousands)

Repurchase Agreements:
Average balance outstanding during the year	$15,100,221	$13,465,540	$10,305,216

Maximum balance outstanding at any month-end during the year	$15,100,000	$15,100,000	$12,016,000

Weighted average rate during the period	4.05%	4.17%	4.20%

FHLB Advances:
Average balance outstanding during the year	$15,035,798	$13,737,057	$10,286,869

Maximum balance outstanding at any month-end during the year	$15,575,000	$15,125,000	$12,125,000

Weighted average rate during the period	4.01%	4.14%	4.28%

Substantially all of our borrowed funds are callable at the discretion of the issuer after an initial no-call period. As a result, if interest rates were to decrease, these borrowings would probably not be called and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, these borrowings would likely be called at their next call date and our cost to replace these borrowings would increase. These call features are generally quarterly, after an initial no-call period of three months to five years from the date of borrowing. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be called will not increase substantially unless interest rates were to increase by at least 300 basis points.
Our borrowings have traditionally consisted of structured callable borrowings with ten year final maturities and initial no-call periods of one to five years. We have used this type of borrowing primarily to fund our loan growth because they have a longer duration than shorter-term non-callable borrowings and have a slightly lower cost than a non-callable borrowing with a maturity date similar to the initial call date of the callable borrowing. Our new borrowings in 2009 consisted of non-callable borrowings of $400.0 million with maturities of one to three months and $350.0 million of non-callable borrowings with maturities of two to three years.
During 2009, we were able to fund our asset growth primarily with deposit inflows. In order to effectively manage our interest rate risk and liquidity risk resulting from our current callable borrowing position, we are pursuing a variety of strategies to reduce callable borrowings while continuing to pursue our growth plans. We intend to continue focusing on funding our growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth decreases which will allow us to achieve a greater balance between deposits and borrowings. If necessary to fund our growth and provide for liquidity, we may borrow a combination of short- term borrowings with maturities of three to six months and longer-term fixed-maturity borrowings with terms of two to five years. We also intend to modify certain borrowings to extend their call dates, which we began to do during 2009. During 2009, we modified approximately $1.73 billion of callable borrowings to extend the call dates of the borrowings by between three and four years as part of this strategy. In addition, we are considering prepayment of certain borrowings; however, at this time, we have no immediate plans to make any such prepayments, and we anticipate that any prepayment of borrowings will be limited.

The scheduled maturities and potential call dates of our borrowings as of December 31, 2009 are as follows:

	Borrowings by Scheduled		Borrowings by Earlier of Scheduled
	Maturity Date		Maturity or Next Potential Call Date

		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate

	(Dollars in thousands)

2010	$300,000	5.68%	$22,250,000	4.14%
2011	450,000	3.71	5,350,000	3.20
2012	250,000	3.55	1,050,000	4.15
2013	250,000	5.30	1,325,000	4.69
2014	350,000	3.37	—	—
2015	3,725,000	3.85	—	—
2016	7,100,000	4.31	—	—
2017	9,975,000	4.20	—	—
2018	5,850,000	3.13	—	—
2019	1,725,000	4.63	—	—

Total	$29,975,000	4.00	$29,975,000	4.00

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	At December 31,

	2009	2008	2007

	(Dollars in thousands)

Amortized cost of collateral:
United States government-sponsored enterprise securities	$2,429,640	$2,150,000	$3,620,083
Mortgage-backed securities	14,482,533	15,572,838	9,308,551

Total amortized cost of collateral	$16,912,173	$17,722,838	$12,928,634

Fair value of collateral:
United States government-sponsored enterprise securities	$2,363,328	$2,159,471	$3,626,572
Mortgage-backed securities	15,115,964	15,759,490	9,294,264

Total fair value of collateral	$17,479,292	$17,918,961	$12,920,836

Subsidiaries
Hudson City Savings has two wholly owned and consolidated subsidiaries: HudCiti Service Corporation and HC Value Broker Services, Inc. HudCiti Service Corporation, which qualifies as a New Jersey investment company, has two wholly owned and consolidated subsidiaries: Hudson City Preferred Funding Corporation and Sound REIT, Inc. Hudson City Preferred Funding and Sound REIT qualify as real estate investment trusts, pursuant to the Internal Revenue Code of 1986, as amended, and had $6.96 billion and $29.7 million, respectively, of residential mortgage loans outstanding at December 31, 2009.
HC Value Broker Services, Inc., whose primary operating activity is the referral of insurance applications, formed a strategic alliance that jointly markets insurance products with Savings Bank Life Insurance of Massachusetts.

Personnel
As of December 31, 2009, we had 1,387 full-time employees and 165 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.
REGULATION OF HUDSON CITY SAVINGS BANK AND HUDSON CITY BANCORP
General
Hudson City Savings has been a federally chartered savings bank since January 1, 2004 when it converted from a New Jersey chartered savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). Under its charter, Hudson City Savings is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and by the FDIC as the deposit insurer. Hudson City Bancorp is a unitary savings and loan holding company regulated, examined and supervised by the OTS. Each of Hudson City Bancorp and Hudson City Savings must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approval from the OTS prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS will conduct periodic examinations to assess Hudson City Bancorp’s and Hudson City Savings’ compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.
This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations (including laws concerning taxes, banking, securities, accounting and insurance), whether by the OTS, the FDIC or through legislation, could have a material adverse impact on Hudson City Bancorp and Hudson City Savings and their operations and shareholders.
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
Generally, under the Agencies’ existing risk-based and leverage capital rules, banks, bank holding companies and savings associations (collectively, banking organizations) are required to deduct certain assets from Tier 1 capital, and though a banking organization is permitted to net any associated deferred tax liability against some of such assets prior to making the deduction from Tier 1 capital, such netting generally is not permitted for goodwill and other intangible assets arising from a taxable business combination. In these cases, the full or gross carrying amount of the asset is deducted. However, banking organizations may reduce the amount of goodwill arising from a taxable business combination that they may deduct from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill. We have no deferred tax liabilities associated with goodwill and, as a result, the full amount of our goodwill is deducted from Tier 1 capital.
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
At December 31, 2009, Hudson City Savings exceeded each of its capital requirements as shown in the following table:

			OTS Requirements

			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2009
Tangible capital	$4,539,630	7.59%	$897,374	1.50%	n/a	n/a
Leverage (core) capital	4,539,630	7.59	2,392,955	4.00	$2,991,245	5.00%
Total-risk-based capital	4,679,843	21.02	1,781,277	8.00	2,226,597	10.00

December 31, 2008
Tangible capital	$4,290,316	7.99%	$805,475	1.50%	n/a	n/a
Leverage (core) capital	4,290,316	7.99	2,147,935	4.00	$2,684,918	5.00%
Total-risk-based capital	4,340,315	21.52	1,613,657	8.00	2,017,071	10.00
Interest Rate Risk. The OTS monitors the IRR of individual institutions through the OTS requirements for IRR management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of IRR, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of IRR and the responsibility of boards of directors in that area.

The OTS continues to monitor the IRR of individual institutions through analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such additional minimum capital requirements on Hudson City Savings.
In January 2010, the Agencies released an Advisory on Interest Rate Risk Management (the “IRR Advisory”) to remind institutions of the supervisory expectations regarding sound practices for managing IRR. While some degree of IRR is inherent in the business of banking, the Agencies expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposures, and IRR management should be an integral component of an institution’s risk management infrastructure. The Agencies expect all institutions to manage their IRR exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations, and the IRR Advisory reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the IRR exposures of institutions.
The IRR Advisory encourages institutions to use a variety of techniques to measure IRR exposure, including simple maturity gap analysis, income measurement and valuation measurement for assessing the impact of changes in market rates, as well as simulation modeling to measure IRR exposure. Institutions are encouraged to use the full complement of analytical capabilities of their IRR simulation models. The IRR Advisory also reminds institutions that stress testing, which includes both scenario and sensitivity analysis, is an integral component of IRR management. The IRR Advisory indicates that institutions should regularly assess IRR exposures beyond typical industry conventions, including changes in rates of greater magnitude (e.g., up and down 300 and 400 basis points, as compared to up and down 200 basis points, which has been the general practice) across different tenors to reflect changing slopes and twists of the yield curve.
The IRR Advisory emphasizes that effective IRR management not only involves the identification and measurement of IRR, but also provides for appropriate actions to control this risk. The adequacy and effectiveness of an institution’s IRR management process and the level of its IRR exposure are critical factors in the Agencies’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy.
Safety and Soundness Standards. Pursuant to the requirements of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the OTS, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.
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

Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the bank regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OTS is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets.
An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notices that it is within any of the three undercapitalized categories, and the plan must be guaranteed by every parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:
1.	an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized”; and
2.	the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.
If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2009, Hudson City Savings was considered “well capitalized” by the OTS.
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
Deposit Insurance. The FDIC merged the BIF and the Savings Association Insurance Fund to form the DIF on March 31, 2006. Hudson City Savings is a member of the DIF and pays its deposit insurance assessments to the DIF.
Under the Deposit Insurance Funds Act of 1996 (“Funds Act”), the assessment base for the payments on the bonds (“FICO bonds”) issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Hudson City Savings. Our total expense for the assessment for the FICO payments was $2.1 million in 2009.
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

As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF of the FDIC. This has resulted in a decline in the DIF reserve ratio. Because the DIF reserve ratio declined below 1.15% the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within five years. In order to restore the reserve ratio to 1.15%, the FDIC increased risk-based assessment rates uniformly by 7 basis points (annualized) during the first quarter of 2009. Thereafter, the FDIC further increased the initial base assessment rates, beginning with the second quarter of 2009, depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. In addition, the FDIC extended the period of the restoration plan from five to seven years due to extraordinary circumstances. In May of 2009 the FDIC imposed a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was $21.1 million for Hudson City and was collected on September 30, 2009.
On September 29, 2009, the FDIC adopted an amendment to the restoration plan that increases the deposit insurance assessment rate schedule uniformly across all four risk categories by three basis points (annualized) of insured deposits beginning January 1, 2011. In addition, on November 17, 2009 the FDIC adopted a final rule which required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessment for these periods was collected on December 30, 2009 and our prepaid assessment was $162.5 million which was recorded as a prepaid expense.
For 2009, Hudson City Savings had an assessment rate of approximately 18.25 basis points resulting in a deposit insurance assessment of $33.0 million. The deposit insurance assessment rates are in addition to the FICO payments. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. Total expense for 2009, including the FICO assessment, was $35.1 million (excluding the special assessment).
On October 3, 2008, the FDIC announced a temporary increase in the standard maximum deposit insurance amount from $100,000 to $250,000 per depositor through December 31, 2009, in response to the financial crises affecting the banking system and financial markets. On May 20, 2009, President Obama signed the Helping Families Save Their Homes Act of 2009, which, among other provisions, extended the expiration date of the temporary increase in the standard maximum deposit insurance amount from December 31, 2009 to December 31, 2013. To reflect Congress’s extension, on September 17, 2009, the FDIC adopted a final rule extending the increase in deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013.
Temporary Liquidity Guarantee Program. On November 21, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to its authority to prevent “systematic risk” in the U.S banking system. Under the TLGP the FDIC will fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions (“Transaction Account Guarantee Program”). The Transaction Account Guarantee Program was to expire on December 31, 2009; however, on August 26, 2009, the FDIC extended the Transaction Account Guarantee Program for six months until June 30, 2010. Each institution that participates in the extended Transaction Account Guarantee Program will be subject to increased fees during the extension period. However, all participating institutions were given an opportunity to opt out of the extended program.
In addition, under the TLGP, the FDIC will guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (“Debt Guarantee Program”). While the Debt Guarantee Program concluded on October 31, 2009, the FDIC has established a limited emergency guarantee facility, for debt issued on or before April 30, 2010, that will be available on an application basis to TLGP participants that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control.

We do not participate in either the Transaction Account Guarantee or the Debt Guarantee Program.
Transactions with Affiliates of Hudson City Savings. Hudson City Savings is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”), Regulation W issued by the FRB, as well as additional limitations as adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates (which for Hudson City Savings would include Hudson City Bancorp) and principal shareholders, directors and executive officers.
In addition, the OTS regulations include additional restrictions on savings banks under Section 11 of HOLA, including provisions prohibiting a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. OTS regulations also include certain specific exemptions from these prohibitions. The FRB and the OTS require each depository institution that is subject to Sections 23A and 23B of the FRA to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.
Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of “issuers” (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Hudson City Savings, that are subject to the insider lending restrictions of Section 22(h) of the FRA.
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
Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, any federally chartered savings bank, including Hudson City Savings, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a federally chartered savings bank, to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

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
The CRA also requires all institutions to make public disclosure of their CRA ratings. Hudson City Savings has received a “satisfactory” rating in its most recent CRA examination. The Agencies adopted regulations implementing the requirement under Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. Hudson City Savings has no such agreements in place at this time.
Loans to One Borrower. Under HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and unimpaired surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Hudson City Savings is in compliance with applicable loans to one borrower limitations. At December 31, 2009, Hudson City Savings’ largest aggregate amount of loans to one borrower totaled $8.1 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Hudson City Savings.
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
Currently, we originate both interest-only and interest-only limited documentation loans. We also purchase interest-only loans. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. During 2009, originations of interest-only loans totaled $1.32 billion, of which all were one-to-four family loans. At December 31, 2009, our mortgage loan portfolio included $4.59 billion of interest-only loans, all of which were one- to four-family loans. See “Residential Mortgage Lending.”

We have evaluated the Guidance and the Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards. The Guidance does not apply to all mortgage lenders with whom we compete for loans. We do not believe the Guidance will have a material adverse impact on our loan origination volumes in future periods.
Guidance on Commercial Real Estate Lending. In late 2006, the OTS adopted guidance entitled “Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the OTS’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits. Rather, the CRE Guidance seeks to promote sound risk management practices that will enable savings associations to continue to pursue commercial real estate lending in a safe and sound manner. The CRE Guidance applies to savings associations with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose. We do not have a concentration in commercial real estate and, although we added a commercial real estate lending platform as a result of the Acquisition, commercial real estate loans have not become a material component of our loan portfolio or resulted in a concentration.
On October 30, 2009, the Agencies adopted a policy statement supporting CRE loan workouts, or the CRE Policy Statement. The CRE Policy Statement provides guidance for examiners, and for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The CRE Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers’ financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The CRE Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.
Qualified Thrift Lender (“QTL”) Test. The HOLA requires federal savings banks to meet a QTL test. Under the QTL test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2009, Hudson City Savings held 90.3% of its portfolio assets in qualified thrift investments and had more than 75% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2009. Therefore, Hudson City Savings qualified under the QTL test.
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
Hudson City Savings may not pay dividends to Hudson City Bancorp if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or the OTS notifies Hudson City Savings Bank that it is in need of more than normal supervision. Under the FDIA, an insured depository institution such as Hudson City Savings is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by Hudson City Savings also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
In addition, Hudson City Savings may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below the amounts required for the liquidation account which was established as a result of Hudson City Savings’ conversion to a stock holding company structure.
Liquidity. Hudson City Savings maintains sufficient liquidity to ensure its safe and sound operation, in accordance with OTS regulations.
Assessments. OTS charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are based on three components: the size of the institution on which the basic assessment is based; the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. Hudson City Savings paid an assessment of $5.5 million in 2009 based on the size of the Bank.
Branching. The OTS regulations authorize federally chartered savings banks to branch nationwide to the extent allowed by federal statute. This permits federal savings and loan associations to more easily diversify their loan portfolios and lines of business geographically. OTS authority preempts any state law purporting to regulate branching by federal savings associations.
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
Title III of the USA PATRIOT Act and the related OTS regulations impose the following requirements on financial institutions:
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
Federal Home Loan Bank System
Hudson City Savings is a member of the Federal Home Loan Bank system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Board, or FHFB. The Federal Home Loan Bank provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of Federal Home Loan Banks. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances.
Hudson City Savings, as a member of the FHLB, is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Hudson City Savings, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Hudson City Savings. The activity-based stock purchase requirement for Hudson City Savings is equal to the sum of: (1) 4.5% of outstanding borrowings from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Hudson City Savings is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB’s balance sheet of derivative contracts between the FHLB and its members, which for Hudson City Savings is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2009, the amount of FHLB stock held by us satisfies the requirements of the FHLB capital plan.

Federal Reserve System
FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against net transaction accounts between $10.7 million and $55.2 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $55.2 million. The first $10.7 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings’ interest-earning assets. Federal Home Loan Bank system members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.
Pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the FRB announced on October 6, 2008, that the Federal Reserve Banks will begin to pay interest on depository institutions’ required and excess reserve balances. Paying interest on required reserve balances should essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest Federal Open Market Committee of the FRB (“FOMC”) target rate in effect during the reserve maintenance period. The payment of interest on excess reserves will permit the Federal Reserve to expand its balance sheet as necessary to provide the liquidity necessary to support financial stability.
Federal Holding Company Regulation
Hudson City Bancorp is a unitary savings and loan holding company within the meaning of HOLA. As such, Hudson City Bancorp is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over Hudson City Bancorp and its savings bank subsidiary. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.
Restrictions Applicable to New Savings and Loan Holding Companies. Gramm-Leach also restricts the powers of new unitary savings and loan holding companies. Under Gramm-Leach, all unitary savings and loan holding companies formed after May 4, 1999, such as Hudson City Bancorp, are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Accordingly, Hudson City Bancorp’s activities are restricted to:
•	furnishing or performing management services for the savings institution subsidiary of such holding company;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from the savings institution subsidiary of such holding company;

•	holding or managing properties used or occupied by the savings institution subsidiary of such holding company;

•	acting as trustee under a deed of trust;

•	any other activity (i) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 (the “BHC Act”), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

•	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and

•	any activity permissible for financial holding companies under section 4(k) of the BHC Act.
Activities permissible for financial holding companies under section 4(k) of the BHC Act include:
•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

•	financial, investment, or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	activities previously determined by the FRB to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.; and

•	portfolio investments made by an insurance company.
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
If the savings institution subsidiary of a savings and loan holding company (“SLHC”) fails to meet the QTL test set forth in Section 10(m) of HOLA and regulations of the OTS, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution’s failure to so qualify.
The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
In general, a SLHC, with the prior approval of the OTS, may engage in all activities that bank holding companies may engage in under any regulation that the FRB has promulgated under Section 4(c) of the BHC Act. Current regulations limit such authority to those activities that the FRB has, by regulation, determined to be permissible under Section 4(c)(8) of the BHC Act, as noted above. Prior approval from the OTS is not required, however, if: (1) the SLHC received a rating of satisfactory or above prior to January 1, 2008, or a composite rating of “1” or “2” thereafter, in its most recent examination, and its not in troubled condition, and the holding company does not propose to commence the activity by an acquisition of a going concern, or (2) the activity is otherwise permissible under another provision of HOLA, for which prior notice to or approval from the OTS is not required.
In addition, a SLHC is precluded from acquiring more than 5% of a non-subsidiary thrift unless the SLHC receives prior approval from the OTS. No savings and loan holding company may, directly or indirectly, or through one or more subsidiaries or through one or more transactions, acquire control of an uninsured institution or retain, for more than one year after the date any savings association subsidiary becomes uninsured, control of such association.
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
Distributions. To the extent that Hudson City Savings makes “non-dividend distributions” to Shareholders, such distributions will be considered to result in distributions from Hudson City Savings’ unrecaptured tax bad debt reserve “base year reserve,” i.e., its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in Hudson City Savings’ taxable income. Non-dividend distributions include distributions in excess of Hudson City Savings’ current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Hudson City Savings’ current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in Hudson City Savings’ income.
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
Hudson City Bancorp is required to file a New Jersey income tax return and will generally be subject to a state income tax at a 9.00% rate. However, if Hudson City Bancorp meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.60%. Further, investment companies are not subject to the AMA. If Hudson City Bancorp does not qualify as an investment company, it would be subject to taxation at the higher of the 9.00% corporate business rate on taxable income or the AMA.
Delaware State Taxation. As a Delaware holding company not earning income in Delaware, Hudson City Bancorp is exempt from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.
New York State Taxation. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.00% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to Hudson City Savings.
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
Item 1A. Risk Factors
The Geographic Concentration Of Our Loan Portfolio And Lending Activities Makes Us Vulnerable To A Downturn In The Economy. Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At December 31, 2009, approximately 73.8% of our total loans are in the New York metropolitan area.
Financial institutions continue to be affected by the sharp declines in the real estate market that occurred over the last three years as well as the effects of the recent recessionary economy. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, have had and may continue to have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, decreases in real estate values have adversely affected the value of property used as collateral for our loans and result in higher loss experience on our non-performing loans. Adverse changes in the economy, particularly in employment conditions, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our investment alternatives may earn less income for us than real estate loans.
We continued to see increases in loan delinquencies and charge-offs in 2009. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, amounted to $627.7 million at December 31, 2009 and $217.6 million at December 31, 2008. The ratio of non-performing loans to total loans was 1.98% at December 31, 2009 compared with 0.74% at December 31, 2008. The provision for loan losses amounted to $137.5 million at December 31, 2009 as compared to $19.5 million at December 31, 2008. Net charge-offs amounted to $47.2 million for 2009 as compared to net charge-offs of $4.4 million for 2008. Further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans which may result in increased levels of loan loss provisions.
Proposed tax on liabilities could adversely affect our financial condition. On January 14, 2010, President Obama announced his proposal to Congress for a Financial Crisis Responsibility Fee that would require financial firms to repay the projected cost of the Troubled Asset Relief Program (“TARP”). The proposed fee, which would go into effect on June 30, 2010, would apply to banks, thrifts, bank holding companies, thrift holding companies and insurance or other companies that own insured depository institutions, in each case with more than $50 billion in consolidated assets. The proposed fee would equal approximately 15 basis points (0.15%) of covered liabilities per year. Covered liabilities are equal to assets minus Tier 1 capital minus FDIC assessed deposits (and/or insurance policy reserves, as appropriate). The fee would remain in place for ten years, and is expected to raise $90 billion over the next ten years, but would remain in force longer if all costs of the TARP have not been recovered at that time. After the first five years, the United States Treasury Department (the “Treasury”), would report on the effectiveness of the fee. The fee would be collected by the Internal Revenue Service. The outcome of final legislation by Congress on this proposal cannot be determined at this time. If the fee is adopted as proposed by President Obama, Hudson City would be assessed a fee of approximately $46.4 million for 2010.
The potential adoption of significant aspects of proposed regulatory reform legislation may have a material effect on our operations. On December 11, 2009, the House of Representatives passed H.R. 4173, the Wall Street Reform and Consumer Protection Act of 2009, or the Reform Bill. The Reform Bill is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. The Reform Bill, among other things, creates three new governmental agencies: the Financial Services Oversight Council, the Federal Insurance Office and the Consumer Financial Protection Agency, or the CFPA. The CFPA will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations. In addition, the Reform Bill amends the HOLA to abolish the OTS and transfer its functions and personnel to a newly created Division of Thrift Supervision within the OCC. The Reform Bill preserves the thrift charter for thrifts, such as Hudson City Savings. Most significantly for us, the Reform Bill contains provisions which would result in thrift holding companies, such as Hudson City Bancorp, becoming bank holding companies subject to consolidated capital requirements, BHC Act limitations and supervision by the FRB. Similar legislation is being currently considered by the Senate’s Banking Committee. The Senate’s proposed legislation, however, contemplates elimination of the federal thrift charter with federal thrifts being regulated by a proposed new federal banking agency. In addition, although the Reform Bill purports to broaden federal preemption of state consumer protection laws the current Senate version virtually eliminates federal preemption of state consumer protection laws.

The exact requirements and timing of any final legislation cannot be determined at this time. If the more significant provisions of the Reform Bill or the Senate’s proposed legislation become final, our operations could be significantly affected.
The impact on us of recently enacted and proposed legislation and government programs to stabilize the financial markets cannot be predicted at this time. During 2008 and 2009, there was unprecedented government intervention in response to the financial crises affecting the banking system and financial markets, including:
•	The enactment of the Emergency Economic Stabilization Act of 2008, or EESA, in October 2008, which gave the Treasury the authority to, among other things, purchase up to $700 billion of troubled assets from financial institutions;

•	The announcements shortly thereafter by the Treasury, the FDIC and the FRB, respectively, of (i) the Capital Purchase Program, or CPP, a $250 billion voluntary capital purchase program under which qualifying financial institutions were given the ability to sell preferred shares to the Treasury, (ii) the TLGP and (iii) further details of the Commercial Paper Funding Facility, or CPFF, which provides a broad backstop for the commercial paper market;

•	The announcement by the Treasury in February 2009 of the Capital Assistance Program, or CAP, under which qualifying financial institutions were provided access to contingent common equity provided by the U.S. government as a bridge to private capital in the future;

•	The announcement by the federal banking regulators of the Supervisory Capital Assessment Program, under which the federal banking regulators measured how much of an additional capital buffer, if any, each of the 19 largest U.S. bank holding companies would need to establish to ensure that it would have sufficient capital to comfortably exceed minimum regulatory requirements at December 31, 2010, as a result of which many of the nineteen institutions underwent capital raising or restructuring transactions to improve their capital base; and

•	The announcement by the Treasury in March 2009, in conjunction with the FDIC and the FRB, of the Public-Private Investment Program, or PPIP, which consists of two discrete components: (1) the Legacy Loan Program, which was designed to facilitate the sale of commercial and residential whole loans and other assets currently held by U.S. banks, and (2) the Legacy Securities Program, which was designed to facilitate the sale of legacy residential mortgage backed securities and commercial mortgage backed securities initially rated AAA and currently held by Financial Institutions (as defined under the EESA).
We currently do not participate in the TLGP and we did not participate in the CPP, the CPFF or the CAP, and we do not expect to participate in either PPIP program.
Although it appears that there has been some stabilization of the U.S. financial markets as a result of the foregoing programs and other actions taken by the U.S. government, there can be no assurance as to the actual impact that such programs or any other governmental program will have on the financial markets and the economy in the future. The financial market and economic conditions that existed during 2008 and 2009 have had, and to the extent that such conditions continue or worsen, will continue to have, an adverse effect on our financial condition and results of operations and could also materially and adversely affect our business, access to credit or the trading price of our common stock. In addition, we expect to face increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets, and, to the extent that we participate in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies, there will be additional requirements and conditions imposed on us. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

The FDIC’s restoration plan and the related increased assessment rate schedule may have a further material effect on our results of operations. In February 2009, the FDIC adopted a final rule which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt, specifically, an institution’s base assessment rate will be reduced from the initial rate using the institution’s ratio of long-term unsecured debt to domestic deposits, though any such decrease will be limited to 5 basis points; (2) an increase for secured liabilities above a threshold amount, specifically, if an institution’s ratio of secured liabilities to domestic deposits is greater than 25 percent, the institution’s assessment rate will increase, but the resulting base assessment rate will be no more than 50 percent greater than it was before the adjustment; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount, specifically, if an institution has a ratio of brokered deposits to domestic deposits that is greater than 10 percent, the institution’s assessment rate will be increased, though never by more than 10 basis points. Our federal deposit insurance premiums totaled $35.1 million for the year ended December 31, 2009, compared to $4.3 million for the year ended December 31, 2008.
The FDIC also adopted a final rule in May 2009 imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. Our FDIC special assessment totaled $21.1 million for the year ended December 31, 2009.
On September 29, 2009, the FDIC adopted an amendment to the restoration plan that increases the deposit insurance assessment rate uniformly across all four risk categories by three basis points (annualized) of insured deposits beginning January 1, 2011. In addition, on November 17, 2009, the FDIC adopted a final rule which required insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009. Our payment on December 30, 2009 totaled $162.5 million.
There is no guarantee that the higher premiums, special assessment and assessment prepayment described above will be sufficient for the DIF to meet its funding requirements, which may necessitate further special assessments or increases in deposit insurance premiums. Any such future assessments or increases could have a further material impact on our results of operations.
Changes in interest rates could adversely affect our results of operations and financial condition. Our earnings may be adversely impacted by an increase in interest rates because the majority of our interest-earning assets are long-term, fixed-rate mortgage-related assets that will not reprice as long-term interest rates increase. In contrast, a majority of our interest-bearing liabilities are expected to reprice as interest rates increase. At December 31, 2009, 69.03% of our loans with contractual maturities of greater than one year had fixed rates of interest, and 99.62% of our total loans had contractual maturities of five or more years. Overall, at December 31, 2009, 98.6% of our total interest-earning assets had contractual maturities of more than five years. Conversely, our interest-bearing liabilities generally have much shorter contractual maturities. A portion of our deposits as of December 31, 2009, including $7.13 billion in interest-bearing demand accounts and money market accounts, have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. As of December 31, 2009, 81.4% of our time deposits will mature within one year. In the past we funded our asset growth using callable borrowings. If we experience a rising interest rate environment where interest rates increase above the interest rate for the borrowings, these borrowings will likely be called at their next call date and our cost to replace these borrowings would likely increase. As of December 31, 2009, 74.23% of our borrowed funds may be called by the lenders within one year. Therefore, in a significantly increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings.
The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that economic activity has continued to improve during the fourth quarter of 2009. The FOMC also noted that the housing sector has shown signs of improvement. However, the national unemployment rate increased to 10.0% in December 2009 as compared to 9.8% in September 2009 and 7.4% in December 2008. Lower household wealth and tight credit conditions in addition to the increase in the national unemployment rate has resulted in the FOMC maintaining the overnight lending rate at zero to 0.25% during 2009. As a result, short-term market interest rates have remained at low levels during 2009. This allowed us to continue to re-price our short-term deposits thereby reducing our cost of funds. While longer-term market interest rates increased during 2009, rates on mortgage-related assets declined slightly, although to a lesser extent than the decline in our cost of funds. As a result, our net interest rate spread and net interest margin increased for 2009 as compared to 2008.
We expect the operating environment to remain very challenging as the Federal Reserve Board continues to focus their efforts on the economy. Interest rates will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change.
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
During 2009, the Federal Reserve continued to purchase securities issued by Fannie Mae or Freddie Mac to provide these government-sponsored enterprises with a source of liquidity and thereby reduce the interest rates they offer on mortgage loans. While the intent of these actions was to stimulate the housing market, it also resulted in additional price competition for mortgage loans which are our primary lending product.
Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. There are large money-center and regional financial institutions operating throughout our market area, and we also face strong competition from other community-based financial institutions.
We may not be able to successfully implement our plans for growth. Since our initial public offering in 1999, we have experienced rapid and significant growth. Our assets have grown from $8.52 billion at December 31, 1999 to $60.27 billion at December 31, 2009. We acquired a significant amount of capital from the second-step conversion, which we have used to continue implementing our growth strategy of building our core banking business by originating and purchasing mortgage loans and funding this growth with customer deposits and borrowings.
We also plan to continue with our de novo branching strategy and will consider expansion opportunities through the acquisition of branches and other financial institutions. There can be no assurance, however, that we will continue to experience such rapid growth, or any growth, in the future. Significant changes in interest rates or the competition we face may make it difficult to attract the level of customer deposits needed to fund our internal growth at projected levels. In addition, we may have difficulty finding suitable sites for de novo branches. Our expansion plans may result in our opening branches in geographic markets in which we have no previous experience, and, therefore, our ability to grow effectively in those markets will be dependent on our ability to identify and retain management personnel familiar with the new markets. Furthermore, any future acquisitions of branches or of other financial institutions would present many challenges associated with integrating merged institutions and expanding operations. There can be no assurance that we will be able to adequately and profitably implement our possible future growth, particularly in the current economic environment, or that we will not have to incur additional expenditures beyond current projections to support such growth.
We operate in a highly regulated industry, which limits the manner and scope of our business activities. We are subject to extensive supervision, regulation and examination by the OTS and by the FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.
We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury under the EESA or by the Agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
During 2009, we conducted our business through our two owned executive office buildings located in Paramus, New Jersey, our leased operations center located in Glen Rock, New Jersey, and 131 branch offices. At December 31, 2009, we owned 36 of our locations and leased the remaining 95. Our lease arrangements are typically long-term arrangements with third parties that generally contain several options to renew at the expiration date of the lease.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted during the quarter ended December 31, 2009 to a vote of security holders of Hudson City Bancorp through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Hudson City Bancorp common stock is traded on the Nasdaq Global Select Market under the symbol “HCBK.” The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information
			Amount
	High	Low	Per Share	Date of Payment
2008
First quarter	18.65	13.28	0.090	March 1, 2008
Second quarter	19.78	16.07	0.110	May 31, 2008
Third quarter	25.05	15.55	0.120	August 29, 2008
Fourth quarter	19.41	14.00	0.130	November 29, 2008
2009
First quarter	15.89	7.46	0.140	February 28, 2009
Second quarter	13.75	11.22	0.150	May 30, 2009
Third quarter	14.77	12.29	0.150	August 29, 2009
Fourth quarter	13.88	12.65	0.150	November 27, 2009
On January 19, 2010, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.15 per common share outstanding that is payable on March 2, 2010 to shareholders of record as of the close of business on February 5, 2010. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.
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
As of February 19, 2010, there were approximately 29,370 holders of record of Hudson City Bancorp common stock.

The following table reports information regarding repurchases of our common stock during the fourth quarter of 2009 under the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
October 1-October 31, 2009	—	$—	—	50,123,550
November 1-November 30, 2009	—	—	—	50,123,550
December 1-December 31, 2009	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.
Item 6. Selected Financial Data
The “Selected Consolidated Financial Information” section of the Company’s Annual Report to Shareholders is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report to Shareholders is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report to Shareholders, is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The financial statements identified in Item 15(a)(1) hereof are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.
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
Hudson City’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
Hudson City’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 incorporated herein by reference to the Company’s Annual Report to Shareholders.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors, executive officers and the corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors -General,” “-Who Our Directors Are,” “-Nominees for Election as Directors,” “-Continuing Directors,” “-Executive Officers,” “-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 21, 2010 and is incorporated herein by reference.
Audit Committee Financial Expert
Information regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is presented under the heading “Corporate Governance – Meetings of the Board of Directors and its Committees” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 21, 2010 and is incorporated herein by reference.
Code of Ethics
We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available on our website at www.hcbk.com, and will be provided free of charge by contacting Susan Munhall, Investor Relations, at (201) 967-8290.
Item 11. Executive Compensation
Information regarding executive compensation is presented under the headings “Compensation Discussion and Analysis – Key Elements of the Compensation Package,” “-Material Policies and Procedures,” “-Compensation of Executive Officers and Directors- Executive Officer Compensation,” “-Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “-Compensation Committee Report” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 21, 2010 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 21, 2010 and is incorporated herein by reference. Information regarding equity compensation plans is presented under the heading “Compensation of Executive Officers and Directors – Compensation Plans” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 21, 2010 and incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 21, 2010 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Information regarding principal accounting fees and services is presented under the heading “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” in Hudson City Bancorp’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 21, 2010 and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	The following consolidated financial statements are in Item 8 of this annual report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

•	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes.
(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

2.1	Amended and Restated Plan of Conversion and Reorganization of Hudson City, MHC, Hudson City Bancorp, Inc. and Hudson City Savings Bank (1)

2.2	Agreement and Plan of Merger by and between Hudson City Bancorp, Inc. and Sound Federal Bancorp, Inc. (2)

3.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (*)

3.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (4)

4.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)

4.3	Form of Stock Certificate of Hudson City Bancorp, Inc. (3)

10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (Incorporating amendments No. 1,2,3,4,5 and 6) (13)

10.2	Profit Incentive Bonus Plan of Hudson City Savings Bank (5)

10.3	Form of Amended and Restated Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (together with Schedule pursuant to Instruction 2 of Item 601 of Regulation S-K) (14)

10.4	Severance Pay Plan of Hudson City Savings Bank (3)

10.5	Hudson City Savings Bank Outside Directors Consultation Plan (3)

10.6	Hudson City Bancorp, Inc. 2000 Stock Option Plan (6)

EXHIBIT	DESCRIPTION

10.7	Hudson City Bancorp, Inc. 2000 Recognition and Retention Plan (6)

10.8	Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan (7)

10.9	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Ronald E. Butkovich (8)

10.10	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Christopher Nettleton (8)

10.11	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Ronald E. Hermance, Jr. (14)

10.12	Amended and Restated Employment Agreement between Hudson City Savings Bank and Ronald E. Hermance, Jr. (14)

10.13	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Denis J. Salamone (14)

10.14	Amended and Restated Employment Agreement between Hudson City Savings Bank and Denis J. Salamone (14)

10.15	Executive Officer Annual Incentive Plan of Hudson City Savings Bank (9)

10.16	Amended and Restated Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.17	Amended and Restated Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.18	Amended and Restated Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.19	Form of Amended and Restated Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.20	Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.21	Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.22	Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.23	Form of Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.24	Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (10)

10.25	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (11)

10.26	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (11)

10.27	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (11)

10.28	Benefit Maintenance Plan of Hudson City Savings Bank (14)

10.29	Summary of Material Terms of Directed Charitable Contribution Program (11)

10.30	Summary of Director Compensation (11)

10.31	Directors’ Deferred Compensation Plan of Hudson City Bancorp, Inc. (14)

10.32	Officers’ Deferred Compensation Plan of Hudson City Bancorp, Inc. (14)

10.33	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance - Based Restricted Stock Award Notice (15)

13.1	2010 Annual Report to Shareholders*

21.1	Subsidiaries of Hudson City Bancorp, Inc.*

23.1	Consent of KPMG LLP *

31.1	Certification of Disclosure of Ronald E. Hermance, Jr.*

31.2	Certification of Disclosure of James C. Kranz*

32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

101	The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at December 31, 2009 and 2008, (ii) Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007 , (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and (v) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text). (16)

(1)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-122989 on Form S-3 filed with the Securities and Exchange Commission on February 25, 2005, as amended.

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2006.

(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.

(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007 and the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008.

(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on February 25, 2005.

(6)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.

(7)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

(8)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-114536 on Form S-8, filed with the Securities and Exchange Commission on April 16, 2004.

(9)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

(10)	Incorporated herein by reference to the Proxy Statement No. 000-26001 filed with the Securities and Exchange Commission on April 28, 2006.

(11)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007.

(12)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007.

(13)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008.

(14)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009.

(15)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 8, 2009.

(16)	Pursuant to the rules of the Securities and Exchange Commission, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

(*)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on February 26, 2010.

Hudson City Bancorp, Inc.

By:	/s/ Ronald E. Hermance, Jr. Ronald E. Hermance, Jr.	/s/ James C. Kranz James C. Kranz
	Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)	(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald E. Hermance, Jr. Ronald E. Hermance, Jr.	Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010
/s/ Denis J. Salamone Denis J. Salamone	Director, Senior Executive Vice President and Chief Operating Officer (Principal Accounting Officer)	February 26, 2010

/s/ Michael W. Azzara Michael W. Azzara	Director	February 26, 2010

/s/ William G. Bardel William G. Bardel	Director	February 26, 2010

/s/ Scott A. Belair Scott A. Belair	Director	February 26, 2010

/s/ Victoria H. Bruni Victoria H. Bruni	Director	February 26, 2010

/s/ William J. Cosgrove William J. Cosgrove	Director	February 26, 2010

/s/ Donald O. Quest Donald O. Quest	Director	February 26, 2010

/s/ Joseph G. Sponholz Joseph G. Sponholz	Director	February 26, 2010