Form 10-Q
period 2010-03-31
HUDSON CITY BANCORP INC
filed 2010-05-07
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2010

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of May 4, 2010, the registrant had 526,592,530 shares of common stock, $0.01 par value, outstanding.

Page Number
PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Consolidated Statements of Financial Condition — March 31, 2010 (Unaudited) and December 31, 2009	4

Consolidated Statements of Income (Unaudited) — For the three months ended March 31, 2010 and 2009	5

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) — For the three months ended March 31, 2010 and 2009	6

Consolidated Statements of Cash Flows (Unaudited) — For the three months ended March 31, 2010 and 2009	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. — Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. — Controls and Procedures	45

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings	45

Item 1A. — Risk Factors	45

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. — Defaults Upon Senior Securities	48

Item 4. — (Removed and Reserved)	48

Item 5. — Other Information	48

Item 6. — Exhibits	48

SIGNATURES	50
EX-10.2A
EX-10.2B
EX-10.34
EX-10.35
EX-10.36
EX-31.1
EX-31.24
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other corresponding terminology. Examples of forward-looking statements include, but are not limited to estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. These factors include, but are not limited to:
•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among the financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to diversify our finding sources and to continue to access the wholesale borrowing market and the capital markets; and

•	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations.
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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2010	2009
(In thousands, except share and per share amounts)	(unaudited)
Assets:
Cash and due from banks	$124,780	$198,752
Federal funds sold and other overnight deposits	350,318	362,449

Total cash and cash equivalents	475,098	561,201
Securities available for sale:
Mortgage-backed securities	12,662,490	11,116,531
Investment securities	457,538	1,095,240
Securities held to maturity:
Mortgage-backed securities (fair value of $9,432,191 at March 31, 2010 and $10,324,831 at December 31, 2009)	9,110,956	9,963,554
Investment securities (fair value of $4,856,434 at March 31, 2010 and $4,071,005 at December 31, 2009)	4,887,949	4,187,704

Total securities	27,118,933	26,363,029
Loans	32,090,987	31,779,921
Net deferred loan costs	87,695	81,307
Allowance for loan losses	(165,830)	(140,074)

Net loans	32,012,852	31,721,154
Federal Home Loan Bank of New York stock	874,768	874,768
Foreclosed real estate, net	19,563	16,736
Accrued interest receivable	301,174	304,091
Banking premises and equipment, net	70,647	70,116
Goodwill	152,109	152,109
Other assets	206,507	204,556

Total Assets	$61,231,651	$60,267,760

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$24,813,775	$23,992,007
Noninterest-bearing	575,025	586,041

Total deposits	25,388,800	24,578,048
Repurchase agreements	15,100,000	15,100,000
Federal Home Loan Bank of New York advances	14,875,000	14,875,000

Total borrowed funds	29,975,000	29,975,000
Due to brokers	125,580	100,000
Accrued expenses and other liabilities	346,194	275,560

Total liabilities	55,835,574	54,928,608

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 526,620,063 shares outstanding at March 31, 2010 and 526,493,676 shares outstanding at December 31, 2009	7,415	7,415
Additional paid-in capital	4,689,151	4,683,414
Retained earnings	2,476,277	2,401,606
Treasury stock, at cost; 214,846,492 shares at March 31, 2010 and 214,972,879 shares at December 31, 2009	(1,726,563)	(1,727,579)
Unallocated common stock held by the employee stock ownership plan	(208,692)	(210,237)
Accumulated other comprehensive income, net of tax	158,489	184,533

Total shareholders’ equity	5,396,077	5,339,152

Total Liabilities and Shareholders’ Equity	$61,231,651	$60,267,760

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$428,161	$414,208
Consumer and other loans	4,759	5,990
Mortgage-backed securities held to maturity	110,126	121,931
Mortgage-backed securities available for sale	121,592	128,983
Investment securities held to maturity	47,064	2,358
Investment securities available for sale	10,346	43,303
Dividends on Federal Home Loan Bank of New York stock	12,373	6,373
Federal funds sold	449	176

Total interest and dividend income	734,870	723,322

Interest Expense:
Deposits	103,919	138,824
Borrowed funds	299,806	300,667

Total interest expense	403,725	439,491

Net interest income	331,145	283,831

Provision for Loan Losses	50,000	20,000

Net interest income after provision for loan losses	281,145	263,831

Non-Interest Income:
Service charges and other income	2,230	2,125
Gain on securities transactions, net	30,768	148

Total non-interest income	32,998	2,273

Non-Interest Expense:
Compensation and employee benefits	34,162	32,731
Net occupancy expense	8,347	8,480
Federal deposit insurance assessment	12,627	2,616
Other expense	11,395	10,967

Total non-interest expense	66,531	54,794

Income before income tax expense	247,612	211,310

Income Tax Expense	98,727	83,647

Net income	$148,885	$127,663

Basic Earnings Per Share	$0.30	$0.26

Diluted Earnings Per Share	$0.30	$0.26

Weighted Average Number of Common Shares Outstanding:
Basic	492,564,183	487,567,802
Diluted	493,694,756	491,326,567
See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands, except per share data)

Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,683,414	4,641,571
Stock option plan expense	2,583	3,736
Tax benefit from stock plans	256	1,505
Allocation of ESOP stock	1,708	1,332
RRP stock granted	—	(6,771)
Vesting of RRP stock	1,190	1,179

Balance at end of period	4,689,151	4,642,552

Retained Earnings:
Balance at beginning of year	2,401,606	2,196,235
Net Income	148,885	127,663
Dividends paid on common stock ($0.15 and $0.14 per share, respectively)	(74,023)	(68,328)
Exercise of stock options	(191)	(2,209)

Balance at end of period	2,476,277	2,253,361

Treasury Stock:
Balance at beginning of year	(1,727,579)	(1,737,838)
Purchase of common stock	—	(40,695)
Exercise of stock options	1,016	3,147
RRP stock granted	—	6,771

Balance at end of period	(1,726,563)	(1,768,615)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(210,237)	(216,244)
Allocation of ESOP stock	1,545	1,502

Balance at end of period	(208,692)	(214,742)

Accumulated other comprehensive income(loss):
Balance at beginning of year	184,533	47,657

Net unrealized gains (losses) on securities available for sale arising during period, net of tax benefit (expense) of $5,597 and $(59,751) in 2010 and 2009, respectively	(8,105)	86,605
Reclassification adjustment for gains in net income, net of tax of expense of $12,569 and $61 in 2010 and 2009, respectively	(18,199)	(87)
Pension and other postretirement benefits adjustment, net of tax (expense) benefit of $(180) and $930 for 2010 and 2009, respectively	260	(1,348)

Other comprehensive income, net of tax	(26,044)	85,170

Balance at end of period	158,489	132,827

Total Shareholders’ Equity	$5,396,077	$5,052,798

Summary of comprehensive income
Net income	$148,885	$127,663
Other comprehensive income, net of tax	(26,044)	85,170

Total comprehensive income	$122,841	$212,833

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Cash Flows from Operating Activities:
Net income	$148,885	$127,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	21,832	11,747
Provision for loan losses	50,000	20,000
Gains on securities transactions, net	(30,768)	(148)
Share-based compensation, including committed ESOP shares	7,026	7,749
Deferred tax benefit	(8,630)	(7,184)
Decrease (increase) in accrued interest receivable	2,917	(907)
Decrease (increase) in other assets	22,245	(4,750)
Increase in accrued expenses and other liabilities	73,063	79,337

Net Cash Provided by Operating Activities	286,570	233,507

Cash Flows from Investing Activities:
Originations of loans	(1,399,557)	(1,315,546)
Purchases of loans	(404,167)	(723,293)
Principal payments on loans	1,446,075	1,345,615
Principal collection of mortgage-backed securities held to maturity	892,402	333,280
Purchases of mortgage-backed securities held to maturity	(47,110)	(300,000)
Principal collection of mortgage-backed securities available for sale	661,965	365,801
Purchases of mortgage-backed securities available for sale	(2,719,940)	(1,242,355)
Proceeds from sales of mortgage backed securities available for sale	604,476	—
Proceeds from maturities and calls of investment securities held to maturity	300,000	50,000
Purchases of investment securities held to maturity	(1,100,294)	(450,097)
Proceeds from maturities and calls of investment securities available for sale	650,000	725,000
Proceeds from sales of investment securities available for sale	—	317
Purchases of investment securities available for sale	—	(849,450)
Purchases of Federal Home Loan Bank of New York stock	—	(29,250)
Redemption of Federal Home Loan Bank of New York stock	—	27,000
Purchases of premises and equipment, net	(2,738)	(2,525)
Net proceeds from sale of foreclosed real estate	8,405	3,033

Net Cash Used in Investment Activities	(1,110,483)	(2,062,470)

Cash Flows from Financing Activities:
Net increase in deposits	810,752	1,971,874
Proceeds from borrowed funds	—	650,000
Principal payments on borrowed funds	—	(600,000)
Dividends paid	(74,023)	(68,328)
Purchases of treasury stock	—	(40,695)
Exercise of stock options	825	938
Tax benefit from stock plans	256	1,505

Net Cash Provided by Financing Activities	737,810	1,915,294

Net (Decrease) increase in Cash and Cash Equivalents	(86,103)	86,331
Cash and Cash Equivalents at Beginning of Year	561,201	261,811

Cash and Cash Equivalents at End of Period	$475,098	$348,142

Supplemental Disclosures:
Interest paid	$404,820	$441,684

Loans transferred to foreclosed real estate	$14,362	$1,302

Income tax payments	$20,277	$2,163

See accompanying notes to unaudited consolidated financial statements.

1. Organization
Hudson City Bancorp, Inc. (“Hudson City Bancorp” or the “Company”) is a Delaware corporation and is the thrift holding company for Hudson City Savings Bank and its subsidiaries (“Hudson City Savings”).
On March 4, 2010, Hudson City Savings filed an application with the Office of the Comptroller of the Currency (“OCC”) to convert from a federally chartered stock savings bank to a national bank (the “Application”). If the Application is approved, Hudson City Savings will no longer be a federal savings bank subject to the regulation and examination of the Office of Thrift Supervision (“OTS”) and will become a national bank subject to the regulation and examination of the OCC. In addition, the Company will cease being a savings and loan holding company subject to the regulation and supervision of the OTS and will become a bank holding company subject to the regulation and supervision of the Board of Governors of the Federal Reserve System.
While the Company and Hudson City Savings will be subject to different regulatory frameworks upon completion of the Conversion, the Company does not expect its business or operations to be materially affected by this change in regulation.
2. Basis of Presentation
The accompanying consolidated financial statements include the accounts of Hudson City Bancorp and its wholly-owned subsidiary, Hudson City Savings.
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2010. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s 2009 Annual Report to Shareholders and incorporated by reference into Hudson City Bancorp’s 2009 Annual Report on Form 10-K.

3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2010			2009
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$148,885			$127,663

Basic earnings per share:
Income available to common stockholders	$148,885	492,564	$0.30	$127,663	487,568	$0.26

Effect of dilutive common stock equivalents	—	1,131		—	3,759

Diluted earnings per share:
Income available to common stockholders	$148,885	493,695	$0.30	$127,663	491,327	$0.26

4. Fair Value and Unrealized Losses of Securities
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
March 31, 2010

Held to maturity:
Investment securities	$2,969,983	$(29,329)	$490,420	$(9,345)	$3,460,403	$(38,674)
Mortgage-backed securities	705,057	(9,155)	171,896	(4,157)	876,953	(13,312)

Total temporarily impaired securities held to maturity	3,675,040	(38,484)	662,316	(13,502)	4,337,356	(51,986)

Available for sale:
Investment securities	—	—	368,038	(6,670)	368,038	(6,670)
Mortgage-backed securities	1,012,104	(6,179)	114,780	(6,694)	1,126,884	(12,873)

Total temporarily impaired securities available for sale	1,012,104	(6,179)	482,818	(13,364)	1,494,922	(19,543)

Total	$4,687,144	$(44,663)	$1,145,134	$(26,866)	$5,832,278	$(71,529)

December 31, 2009

Held to maturity:
Investment securities	$3,930,974	$(117,614)	$—	$—	$3,930,974	$(117,614)
Mortgage-backed securities	618,105	(10,749)	171,665	(5,727)	789,770	(16,476)

Total temporarily impaired securities held to maturity	4,549,079	(128,363)	171,665	(5,727)	4,720,744	(134,090)

Available for sale:
Investment securities	472,545	(7,263)	263,730	(11,161)	736,275	(18,424)
Mortgage-backed securities	1,328,008	(16,319)	19,690	(3)	1,347,698	(16,322)

Total temporarily impaired securities available for sale	1,800,553	(23,582)	283,420	(11,164)	2,083,973	(34,746)

Total	$6,349,632	$(151,945)	$455,085	$(16,891)	$6,804,717	$(168,836)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. We only purchase securities issued by U.S. government-sponsored enterprises (“GSEs”) and do not own any unrated or private label securities or other high-risk securities such as those backed by sub-prime loans. Accordingly, it is expected that the securities would not be settled at a price less than the Company’s amortized cost basis. We do not consider these investments to be other-than-temporarily impaired at March 31, 2010 and December 31, 2009 since the decline in market value is attributable to changes in interest rates and not credit quality, the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As a result no impairment loss was recognized during the quarter ended March 31, 2010 or for the year ended December 31, 2009.
5. Stock Repurchase Programs
Under our previously announced stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock, which may be reissued for general corporate use. We have not purchased any of our common shares during the three months ended March 31, 2010. As of March 31, 2010, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.
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
We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at March 31, 2010 and December 31, 2009. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.
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
Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by GSEs. The fair values for substantially all of these securities are obtained from an independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. We also own equity securities with a carrying value of $7.1 million at March 31, 2010 and December 31, 2009 for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

		Fair Value Measurements at March 31, 2010 using
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$12,662,490	$—	$12,662,490	$—
U.S. government-sponsored enterprises debt	450,403		450,403	—

Total available for sale debt securities	$13,112,893	$—	$13,112,893	$—

Available for sale equity securities:
Financial services industry	$7,135	$7,135	$—	$—

Total available for sale equity securities	7,135	7,135	—	—

Total available for sale securities	$13,120,028	$7,135	$13,112,893	$—

		Fair Value Measurements at December 31, 2009 using
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$11,116,531	$—	$11,116,531	$—
U.S. government-sponsored enterprises debt	1,088,165	—	1,088,165	—

Total available for sale debt securities	12,204,696	—	12,204,696	—

Available for sale equity securities:
Financial services industry	$7,075	$7,075	$—	$—

Total available for sale equity securities	7,075	7,075	—	—

Total available for sale securities	$12,211,771	$7,075	$12,204,696	$—

Assets that were measured at fair value on a non-recurring basis at March 31, 2010 were limited to non-performing commercial and construction loans that are collateral dependent and foreclosed real estate. Commercial and construction loans evaluated for impairment in accordance with Financial Accounting

Standards Board (“FASB”) guidance amounted to $9.4 million and $11.2 million at March 31, 2010 and December 31, 2009, respectively. Based on this evaluation, we established an allowance for loan losses of $2.3 million and $2.1 million for those same respective periods. The provision for loan losses related to these loans amounted to $219,000 and $122,000 for the first three months of 2010 and 2009. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs. Since all of our impaired loans at March 31, 2010 are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.
Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate at March 31, 2010 and December 31, 2009 amounted to $19.6 million and $16.7 million, respectively. During the first three months of 2010 and 2009, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $1.8 million and $1.2 million, respectively. Write downs and net loss on sale related to foreclosed real estate that were charged to non-interest expense amounted to $1.4 million and $1.2 million for those same respective periods.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009.

	Fair Value Measurements at March 31, 2010 using
	Quoted Prices in Active	Significant Other	Significant	Total
	Markets for Identical	Observable Inputs	Unobservable Inputs	Gains
Description	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
	(In thousands)
Impaired loans	$—	$—	$9,447	$—
Foreclosed real estate	—	—	19,563	(1,372)

	Fair Value Measurments at December 31, 2009 using
	Quoted Prices in Active	Significant Other	Significant	Total
	Markets for Identical	Observable Inputs	Unobservable Inputs	Gains
Description	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
	(In thousands)
Impaired loans	$—	$—	$11,178	$—
Foreclosed real estate	—	—	16,736	(2,365)
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
The estimated fair value of Hudson City Bancorp’s financial instruments are summarized as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$124,780	$124,780	$198,752	$198,752
Federal funds sold	350,318	350,318	362,449	362,449
Investment securities held to maturity	4,887,949	4,856,434	4,187,704	4,071,005
Investment securities available for sale	457,538	457,538	1,095,240	1,095,240
Federal Home Loan Bank of New York stock	874,768	874,768	874,768	874,768
Mortgage-backed securities held to maturity	9,110,956	9,432,191	9,963,554	10,324,831
Mortgage-backed securities available for sale	12,662,490	12,662,490	11,116,531	11,116,531
Loans	32,012,852	34,039,905	31,721,154	32,758,247

Liabilities:
Deposits	25,388,800	25,755,488	24,578,048	24,913,407
Borrowed funds	29,975,000	32,580,345	29,975,000	32,485,513
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
The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended March 31,
	Retirement Plans		Other Benefits
	2010	2009	2010	2009
	(In thousands)
Service cost	$1,018	$1,003	$152	$234
Interest cost	2,076	1,863	476	529
Expected return on assets	(2,914)	(1,939)	—	—
Amortization of:
Net loss	680	824	66	128
Unrecognized prior service cost	85	85	(391)	(391)

Net periodic benefit cost	$944	$1,836	$302	$500

We made no contributions to the pension plans during the first quarter of 2010 or 2009.
8. Stock-Based Compensation
Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	Three Months Ended March 31,
	2010		2009
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	24,262,692	$12.51	26,728,119	$10.35
Granted	3,895,000	13.10	3,025,000	12.03
Exercised	(126,387)	6.53	(392,028)	2.23
Forfeited	(47,500)	14.79	(10,859)	2.16

Outstanding at end of period	27,983,805	12.61	29,350,232	10.62

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP Plan”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the SIP Plan. Grants of stock options made through December 31, 2009 pursuant to the SIP Plan amounted to 18,887,500 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 5,535,000 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 13,352,500 shares have vesting periods ranging from two to three years if certain financial performance measures are met. Subject to review and verification by the Committee, we believe we attained these performance measures and have therefore recorded compensation expense for these grants.
During 2010, the Committee authorized stock option grants (the “2010 grants”) pursuant to the SIP Plan for 3,895,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 3,700,000 will vest in January 2013 if certain financial performance measures are met and employment continues through the vesting date (the “2010 Performance Options”). The remaining 195,000 options will vest in January 2011 (the “2010 Retention Options”). The 2010 grants have an expiration period of ten years. We have determined that it is probable these performance measures will be met and have therefore recorded compensation expense for the 2010 grants.
The fair value of the 2010 grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The dividend yield assumption for the 2010 grants was based on our current declared dividend as a percentage of the stock price on the grant date. The expected volatility assumption was calculated based on the weighting of our historical and rolling volatility for the expected term of the option grants. The risk-free interest rate was determined by reference to the continuously compounded yield on Treasury obligations for the expected term. The expected option life was based on historic optionee behavior for prior option grant awards.
As a result of low employee turnover, the assumption regarding the forfeiture rate of option grants had no effect on the fair value estimate.

	2010	2010
	Retention Options	Performance Options
Expected dividend yield	4.57%	4.57%
Expected volatility	41.30%	34.58%
Risk-free interest rate	1.65%	2.55%
Expected option life	3.6 years	5.6 years
Fair value of options granted	$3.00	$2.87
Compensation expense related to our outstanding stock options amounted to $2.6 million and $3.7 million for the three months ended March 31, 2010 and 2009, respectively.
Stock Awards
During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the SIP Plan for 847,500 shares of our common stock. These shares were issued from treasury stock and will vest in annual installments over a three-year period if certain performance measures are met and employment continues through the vesting date. None of these shares may be sold or transferred before their January 2012 vesting date. We have determined that it is probable these performance measures will be met and have therefore recorded compensation expense for the 2009 stock awards. Expense for the 2009 stock awards is recognized over the vesting period and is based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the “2010 stock awards”) pursuant to the SIP Plan for 18,000 shares of our common stock. Expense for the 2010 stock awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12. Total compensation expense for stock awards amounted to $1.2 million for both the three months ended March 31, 2010 and 2009, respectively.
9. Recent Accounting Pronouncements
In January 2010, FASB issued an accounting standards update regarding disclosure requirements for fair value measurement. This update provides amendments to fair value measurement that require new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also provides amendments clarifying level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect that this accounting standard update will have a material impact on our financial condition, results of operations or financial statement disclosures.
In December 2009, the FASB issued an accounting standards update which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this accounting standards update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This accounting standards update was effective for fiscal years beginning after November 15, 2009. This accounting standards update did not affect our financial condition, results of operations or financial statement disclosures.
In December 2009, the FASB issued an accounting standards update which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this accounting standards update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This accounting standards update was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This accounting standards update did not affect our financial condition, results of operations or financial statement disclosures.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We continue to focus on our traditional consumer-oriented business model by growing our franchise through the origination and purchase of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. During 2009 and the first three months of 2010 we were able to fund substantially all of our loan growth with deposit growth.
Our results of operations depend primarily on net interest income, which in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, the prepayment rate on our mortgage-related assets and the calls of our borrowings. Our results of operations may also be affected significantly by national and local economic and competitive conditions, particularly those with respect to changes in market interest rates, credit quality, government policies and actions of regulatory authorities. Our results are also affected by the market price of our stock, as the expense of our employee stock ownership plan is related to the current price of our common stock.
The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that for the first quarter of 2010, economic activity continued to strengthen and the labor market was beginning to improve. The national unemployment rate decreased to 9.7% in March 2010 as compared to 10.0% in December 2009 and 9.8% in September 2009. Although there has been recent signs of improvement in the economy, the FOMC decided to maintain the overnight lending rate at zero to 0.25% during the first quarter of 2010. As a result, short-term market interest rates have remained at low levels during the first quarter of 2010. This allowed us to continue to re-price our short-term deposits thereby reducing our cost of funds. The yields on mortgage-related assets have also remained at relatively low levels due to the Federal Reserve’s program to purchase mortgage-backed securities. While the intent of this program was to stimulate the housing market, it also resulted in additional price competition for mortgage loans which are our primary product. The Federal Reserve ended this program on March 31, 2010 and we anticipate that this will allow us to grow our loan portfolio at a faster rate than in recent quarters. As compared to the first quarter of 2009, our net interest rate spread and net interest margin increased for the first quarter of 2010 as we repriced deposits to lower rates during 2009 at a faster pace than our interest-earning assets repriced. However, our net interest margin decreased to 2.20% during the first quarter of 2010 from 2.30% for the fourth quarter of 2009 as yields on interest-earning assets continued to decrease as consumers refinanced mortgage loans to lower rates.
Net income amounted to $148.9 million for the first quarter of 2010, as compared to $127.7 million for the first quarter of 2009. For the quarter ended March 31, 2010, our annualized return on average assets and average shareholders’ equity were 0.98% and 10.96%, respectively, as compared to 0.93% and 10.21%, respectively, for the same period in 2009. The increases in our return on average equity and average assets are due primarily to the increase in our net income during the first three months of 2010 as compared to the first three months of 2009. The increase in net income reflects both a decrease in interest expense and significant realized gains from securities transactions offset in part by significantly higher deposit insurance fees as well as a significantly higher provision for loan losses.
Net interest income increased $47.3 million, or 16.7%, to $331.1 million for the first quarter of 2010 as compared to $283.8 million for the first quarter of 2009. During the first quarter of 2010, our net interest rate spread increased 22 basis points to 1.97% as compared to 1.75% for the first quarter of 2009 and our net interest margin increased 14 basis points to 2.20% for the first quarter of 2010 as compared to 2.06% for the first quarter of 2009. The increases in our net interest rate spread and net interest margin were due to a steeper yield curve which allowed us to reduce our deposit costs at a faster pace than the decrease in the yields on our interest-earning assets.
The provision for loan losses amounted to $50.0 million for the first quarter of 2010 as compared to $20.0 million for the first quarter of 2009. The increase in the provision for loan losses reflects the risks inherent in our loan portfolio due to decreases in real estate values in our lending markets, the increase in non-performing and delinquent loans, the increase in loan charge-offs, as well as the continuing elevated levels of unemployment during the first three months of 2010. Non-performing loans were $744.9 million or 2.32% of total loans at March 31, 2010 as compared to $627.7 million or 1.98% of total loans at December 31, 2009. While national economic activity appears to be showing signs of improvement, unemployment levels remained near 10% during the first three months of 2010, which has negatively impacted the financial condition of residential borrowers and their ability to remain current on their mortgage loans. As a result, we experienced increases in loan delinquencies and loan loss experience, which resulted in increased levels of charge-offs. These factors contributed to an increase in our provision for loan losses for the first three months of 2010 and resulted in an increase in our allowance for loan losses.
Total non-interest income was $33.0 million for the first quarter of 2010 as compared to $2.3 million for the same quarter in 2009. Included in non-interest income were net gains on securities transactions of $30.8 million, which resulted from the sale of $573.7 million of mortgage-backed securities available-for-sale. In addition, total non-interest income includes service charges and other income which increased slightly for the first three months of 2010 as compared to the same period in 2009.
Total non-interest expense increased $11.7 million, or 21.4%, to $66.5 million for the first quarter of 2010 from $54.8 million for the first quarter of 2009. The increase is primarily due to increases of $10.0 million in Federal deposit insurance expense and a $1.5 million increase in compensation and employee benefits expense.
We grew our assets by 1.6% to $61.23 billion at March 31, 2010 from $60.27 billion at December 31, 2009. Our growth rate slowed during 2009 and during the first quarter of 2010 as mortgage refinancing activity caused an increase in loan repayments and prepayments on mortgage-backed securities remained at elevated levels. During this same time period, available reinvestment yields on the types of assets in which we invest also decreased. As a result, we may continue to grow at a slower rate than in the past until market conditions allow us to grow interest-earning assets with higher yields than currently available and at a more favorable interest rate spread to the funding cost of interest-bearing liabilities.
Loans increased $291.7 million to $32.01 billion at March 31, 2010 from $31.72 billion at December 31, 2009. While the residential real estate markets have weakened during the past 15 months, low market interest rates and an increase in mortgage refinancing caused by market interest rates that are at near-historic lows have resulted in increased loan originations. The increase in refinancing activity has also resulted in an increase in principal repayments.
Total securities increased $755.9 million to $27.12 billion at March 31, 2010 from $26.36 billion at December 31, 2009. The increase in securities was primarily due to purchases (including purchases recorded in the first quarter of 2010 with settlement dates after March 31, 2010) of mortgage-backed and investment securities of $2.77 billion and $1.10 billion, respectively, partially offset by principal collections on mortgage-backed securities of $1.55 billion and sales of mortgage-backed securities of $573.7 million and calls of investment securities of $950.0 million.

The increase in our total assets during the first three months of 2010 was funded primarily by an increase in customer deposits. Deposits increased $810.8 million to $25.39 billion at March 31, 2010 from $24.58 billion at December 31, 2009. The increase in deposits was attributable to growth in our time deposits and money market accounts. Borrowed funds remained unchanged at $29.98 billion at March 31, 2010. We anticipate that we will be able to fund our future growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth decreases.
On March 4, 2010, Hudson City Savings filed an application with the Office of the Comptroller of the Currency (“OCC”) to convert from a federally chartered stock savings bank to a national bank (the “Application”). If the Application is approved, Hudson City Savings will no longer be a federal savings bank subject to the regulation and examination of the Office of Thrift Supervision (“OTS”) and will become a national bank subject to the regulation and examination of the OCC. In addition, the Company will cease being a savings and loan holding company subject to the regulation and supervision of the OTS and will become a bank holding company subject to the regulation and supervision of the Board of Governors of the Federal Reserve System.
While the Company and Hudson City Savings will be subject to different regulatory frameworks upon completion of the Conversion, the Company does not expect its business or operations to be materially affected by this change in regulation.
Comparison of Financial Condition at March 31, 2010 and December 31, 2009
During the first quarter of 2010, our total assets increased $963.9 million, or 1.6%, to $61.23 billion at March 31, 2010 from $60.27 billion at December 31, 2009.
The increase in loans reflected our focus on loan portfolio growth through the origination of one- to four-family first mortgage loans in New Jersey, New York and Connecticut and, to a lesser extent, the continued purchase of mortgage loans. We are a portfolio lender and do not sell loans in the secondary market or to the GSEs. During the first quarter of 2010, we originated $1.40 billion and purchased $404.2 million of loans, compared to originations of $1.32 billion and purchases of $723.3 million for the first quarter of 2009. The origination and purchases of loans were partially offset by principal repayments of $1.45 billion for the first quarter of 2010 as compared to $1.35 billion for the first quarter of 2009. Loan originations have increased primarily due to an increase in mortgage refinancing caused by market interest rates that are at near-historic lows as well as a modest increase in home sales activity. The refinancing activity has also caused an increase in principal repayments.
Loan purchase activity declined as conditions in the secondary mortgage market have made it more difficult for us to purchase loans that meet our underwriting standards. We expect that the amount of loan purchases may be at reduced levels for the near-term.
Our first mortgage loan originations and purchases during the first three months of 2010 were substantially all in one-to four-family mortgage loans. Approximately 57.0% of mortgage loan originations for the first quarter of 2010 were variable-rate loans as compared to approximately 47.0% for the first quarter of 2009. Approximately 67.0% of mortgage loans purchased during the first quarter of 2010 were fixed-rate mortgage loans. Fixed-rate mortgage loans accounted for 68.9% of our first mortgage loan portfolio at March 31, 2010 and 69.1% at December 31, 2009.
Non-performing loans amounted to $744.9 million, or 2.32%, of total loans at March 31, 2010 as compared to $627.7 million, or 1.98%, of total loans at December 31, 2009.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At March 31, 2010		At December 31, 2009
	Total loans	Non-performing loans	Total loans	Non-performing loans
New Jersey	41.5%	40.7%	43.0%	41.6%
New York	18.5	18.3	18.2	18.0
Connecticut	13.1	5.6	12.6	4.2

Total New York metropolitan area	73.1	64.6	73.8	63.8

Virginia	4.7	5.5	4.6	6.2
Illinois	3.8	5.4	3.9	5.6
Maryland	3.6	5.1	3.5	5.1
Massachusetts	2.7	2.4	2.7	2.3
Pennsylvania	2.2	1.7	2.0	1.9
Minnesota	1.6	1.9	1.4	1.8
Michigan	1.3	3.7	1.3	4.2
All others	7.0	9.7	6.8	9.1

Total Outside New York metropolitan area	26.9	35.4	26.2	36.2

	100.0%	100.0%	100.0%	100.0%

Total mortgage-backed securities increased $693.4 million to $21.77 billion at March 31, 2010 from $21.08 billion at December 31, 2009. This increase in total mortgage-backed securities resulted from the purchase of $2.77 billion of variable-rate mortgage-backed securities issued by GSEs. The increase was partially offset by repayments of $1.55 billion (excluding principal receivable on Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities) and sales of $573.7 million. At March 31, 2010, variable-rate mortgage-backed securities accounted for 75.5% of our portfolio compared with 70.7% at December 31, 2009. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our loan portfolio includes a concentration of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations.
During the first quarter of 2010, the Federal National Mortgage Association (“FNMA”) and FHLMC announced that they would be repurchasing certain non-performing loans that are in mortgage-backed securities that they issued (the “GSE repurchase”). Since FHLMC remits principal payments to us generally with a 45 day delay, we did not receive the proceeds until April 2010. Included in mortgage-backed securities at March 31, 2010 is principal receivable of $1.13 billion related to the GSE repurchase. We plan on reinvesting these proceeds in mortgage-backed securities. Commitments to purchase mortgage-backed securities totaled $1.89 billion at March 31, 2010.
Total investment securities increased $62.5 million to $5.35 billion at March 31, 2010 as compared to $5.28 billion at December 31, 2009. The increase in investment securities is primarily due to purchases of $1.10 billion, substantially offset by calls of investment securities of $950.0 million.

Since we invest primarily in securities issued by GSEs, there were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.
Total cash and cash equivalents decreased $86.1 million to $475.1 million at March 31, 2010 as compared to $561.2 million at December 31, 2009. Other assets increased $1.9 million to $206.5 million at March 31, 2010 as compared to $204.6 million at December 31, 2009.
Total liabilities increased $907.0 million, or 1.7%, to $55.84 billion at March 31, 2010 from $54.93 billion at December 31, 2009 due primarily to an increase in deposits.
Total deposits increased $810.8 million, or 3.3%, to $25.39 billion at March 31, 2010 as compared to $24.58 billion at December 31, 2009. The increase in total deposits reflected a $329.7 million increase in our time deposits, a $202.7 million increase in our money market checking accounts and a $289.2 million increase in our interest-bearing transaction accounts and savings accounts. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. Our deposit growth slowed in the first quarter of 2010. Deposits grew by $1.5 billion during the fourth quarter of 2009 and by $6.11 billion for the year ended December 31, 2009. The growth in deposits during 2009 was due to the economic conditions existing at the time that we believe caused customers to use insured bank deposit products as an alternative to investments such as equity securities and bonds. We believe that the slower deposit growth is due to improving economic conditions as well as improving conditions in the securities markets that have changed customer preferences for these alternative investments. In addition, we have lowered our deposit rates to slow our deposit growth from the 2009 levels since the low yields that are available to us for mortgage loans and investment securities have made a growth strategy less prudent until market conditions improve. We had 131 branches at March 31, 2010 unchanged from December 31, 2009.
Borrowings amounted to $29.98 billion at March 31, 2010, unchanged from December 31, 2009. During the first three months of 2010, we modified $1.33 billion of borrowings to extend the call dates of the borrowings by between three and four years, thereby reducing our interest rate risk and the amount of borrowings that may be called in any one quarter. Borrowed funds at March 31, 2010 were comprised of $14.88 billion of FHLB advances and $15.10 billion of securities sold under agreements to repurchase.
Substantially all of our borrowed funds are callable at the discretion of the lender after an initial no-call period. Our callable borrowings typically have a final maturity of ten years, are callable quarterly and may not be called for an initial period of one to five years. We have used this type of borrowing primarily to fund our loan growth because these borrowings have a longer duration than shorter-term non-callable borrowings and have a lower cost than a non-callable borrowing with a maturity date similar to the initial call date of the callable borrowing. At March 31, 2010, we had $22.18 billion of borrowed funds with call dates within one year. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be called and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be called at their next call date and our cost to replace these borrowings would increase. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be called will not increase substantially unless interest rates were to increase by at least 300 basis points.
During 2009 and the first three months of 2010, we have been able to fund our asset growth primarily with deposit inflows. We anticipate that we will be able to continue to use deposit growth to fund our asset growth, however, we may use borrowings as a supplemental funding source if deposit growth decreases. We anticipate that we would use longer term fixed-maturity borrowings with terms of two to five years for this purpose.
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

Due to brokers amounted to $125.6 million at March 31, 2010 as compared to $100.0 million at December 31, 2009. Due to brokers at March 31, 2010 represents securities purchased in the first quarter of 2010 with settlement dates in the second quarter of 2010. Other liabilities increased to $346.2 million at March 31, 2010 as compared to $275.6 million at December 31, 2009. The increase is primarily the result of an increase in accrued taxes of $82.7 million, partially offset by a decrease in accrued expenses of $11.1 million.
Total shareholders’ equity increased $56.9 million to $5.40 billion at March 31, 2010 from $5.34 billion at December 31, 2009. The increase was primarily due to net income of $148.9 million for the quarter ended March 31, 2010, partially offset by cash dividends paid to common shareholders of $74.0 million and a $26.0 million decrease in accumulated other comprehensive income primarily due to a decrease in the net unrealized gain on securities available-for-sale. This decrease was due primarily to the sale of mortgage-backed securities during the first quarter of 2010 which resulted in a net realized gain of $30.8 million.
As of March 31, 2010, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the first quarter of 2010. Our capital ratios remain in excess of the regulatory requirements for a well-capitalized bank. See “Liquidity and Capital Resources”.
The accumulated other comprehensive income of $158.5 million at March 31, 2010 included a $179.5 million after-tax net unrealized gain on securities available-for-sale ($303.4 million pre-tax) partially offset by a $21.0 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans.
At March 31, 2010, our shareholders’ equity to asset ratio was 8.81% compared with 8.86% at December 31, 2009. For the first quarter of 2010, the ratio of average shareholders’ equity to average assets was 8.94% compared with 9.07% for the first quarter of 2009. The slightly lower equity-to-assets ratios reflect our asset growth and the payment of dividends. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $10.96 at March 31, 2010 and $10.85 at December 31, 2009. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $10.63 as of March 31, 2010 and $10.53 at December 31, 2009.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2010 and 2009
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended March 31, 2010 and 2009. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2010				2009
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$31,496,413	$428,161	5.44%		$29,346,715	$414,208	5.65%
Consumer and other loans	358,637	4,759	5.31		402,059	5,990	5.96
Federal funds sold	789,310	449	0.23		146,751	176	0.49
Mortgage-backed securities at amortized cost	20,261,865	231,718	4.57		19,313,880	250,914	5.20
Federal Home Loan Bank stock	874,768	12,373	5.66		872,095	6,373	2.92
Investment securities, at amortized cost	5,303,422	57,410	4.33		3,692,237	45,661	4.95

Total interest-earning assets	59,084,415	734,870	4.98		53,773,737	723,322	5.38

Noninterest-earnings assets (4)	1,635,807				1,331,205

Total Assets	$60,720,222				$55,104,942

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$796,816	1,466	0.75		$718,720	1,348	0.76
Interest-bearing transaction accounts	2,204,513	7,510	1.38		1,624,474	9,068	2.26
Money market accounts	5,171,810	16,730	1.31		2,918,741	16,705	2.32
Time deposits	16,238,606	78,213	1.95		13,602,195	111,703	3.33

Total interest-bearing deposits	24,411,745	103,919	1.73		18,864,130	138,824	2.98

Repurchase agreements	15,100,000	151,429	4.07		15,099,951	151,052	4.06
Federal Home Loan Bank of New York advances	14,875,000	148,377	4.05		15,266,667	149,615	3.97

Total borrowed funds	29,975,000	299,806	4.06		30,366,618	300,667	4.02

Total interest-bearing liabilities	54,386,745	403,725	3.01		49,230,748	439,491	3.62

Noninterest-bearing liabilities:
Noninterest-bearing deposits	572,030				563,360
Other noninterest-bearing liabilities	330,127				310,286

Total noninterest-bearing liabilities	902,157				873,646

Total liabilities	55,288,902				50,104,394
Shareholders’ equity	5,431,320				5,000,548

Total Liabilities and Shareholders’ Equity	$60,720,222				$55,104,942

Net interest income/net interest rate spread (2)		$331,145	1.97			$283,831	1.76

Net interest-earning assets/net interest margin (3)	$4,697,670		2.20%		$4,542,989		2.06%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.09	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $365.5 million and $121.7 million for the quarters ended March 31, 2010 and 2009, respectively.

General. Net income was $148.9 million for the first quarter of 2010, an increase of $21.2 million, or 16.6%, compared with net income of $127.7 million for the first quarter of 2009. Basic and diluted earnings per common share were both $0.30 for the first quarter of 2010 as compared to $0.26 for both basic and diluted earnings per share for the first quarter of 2009. For the three months ended March 31, 2010, our annualized return on average shareholders’ equity was 10.96%, compared with 10.21% for the corresponding period in 2009. Our annualized return on average assets for the first quarter of 2010 was 0.98% as compared to 0.93% for the first quarter of 2009. The increase in the annualized return on average equity and assets is primarily due to the increase in net income during the first quarter of 2010.
Interest and Dividend Income. Total interest and dividend income for the first quarter of 2010 increased $11.6 million, or 1.6%, to $734.9 million as compared to $723.3 million for the first quarter of 2009. The increase in total interest and dividend income was primarily due to a $5.31 billion, or 9.9%, increase in the average balance of total interest-earning assets to $59.08 billion for the first quarter of 2010 as compared to $53.77 billion for the first quarter of 2009. The increase in the average balance of total interest-earning assets was partially offset by a decrease of 40 basis points in the annualized weighted-average yield on total interest-earning assets to 4.98% for the quarter ended March 31, 2010 from 5.38% for the same quarter in 2009.
Interest on first mortgage loans increased $14.0 million to $428.2 million for the first quarter of 2010 as compared to $414.2 million for the same quarter in 2009. This was primarily due to a $2.15 billion increase in the average balance of first mortgage loans, which reflected our continued emphasis on the growth of our mortgage loan portfolio and an increase in mortgage originations due to refinancing activity caused by market interest rates that are at near-historic lows. The positive impact on first mortgage loan interest income from the increase in the average balance was partially offset by a 21 basis point decrease in the weighted-average yield to 5.44% for the first quarter of 2010 from 5.65% for the first quarter of 2009. The decrease in the average yield earned was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. During the first three months of 2010, existing mortgage customers refinanced or modified approximately $584.0 million in mortgage loans with a weighted average rate of 5.97% to a new weighted average rate of 5.16%. We allow existing customers to modify their mortgage loans, for a fee, with the intent of maintaining our customer relationship in periods of extensive refinancing due to a low interest rate environment. The modification changes the existing interest rate to the market rate for a product currently offered by us with a similar or reduced term. We generally do not extend the maturity date of the loan. To qualify for a modification, the loan should be current and our review of past payment performance should indicate that no payments were past due in any of the 12 preceding months. In general, all other terms and conditions of the existing mortgage remain the same.
Interest on consumer and other loans decreased $1.2 million to $4.8 million for the first quarter of 2010 from $6.0 million for the first quarter of 2009. The average balance of consumer and other loans decreased $43.5 million to $358.6 million for the first quarter of 2010 as compared to $402.1 million for the first quarter of 2009 and the average yield earned decreased 65 basis points to 5.31% as compared to 5.96% for the same respective periods.
Interest on mortgage-backed securities decreased $19.2 million to $231.7 million for the first quarter of 2010 as compared to $250.9 million for the first quarter of 2009. This decrease was due primarily to a 63 basis point decrease in the weighted-average yield to 4.57% for the first quarter of 2010 from 5.20% for the first quarter of 2009. The decrease in the weighted-average yield was partially offset by a $948.0 million increase in the average balance of mortgage-backed securities to $20.26 billion during the first quarter of 2010 as compared to $19.31 billion for the first quarter of 2009.

The increases in the average balances of mortgage-backed securities were due to purchases of these securities. We purchase these securities as part of our overall management of interest rate risk and to provide us with a source of monthly cash flows. The decrease in the weighted average yield on mortgage-backed securities is a result of lower yields on securities purchased during 2009 and the first three months of 2010 when market interest rates were lower than the yield earned on the existing portfolio as well as the effects of the GSE repurchase.
The GSE repurchase was effective in March 2010 and resulted in the repayment of approximately $1.13 billion of principal on the mortgage-backed securities. Since FHLMC remits payments to us generally with a 45 day delay, we did not receive the proceeds until April 2010. The amount of the repayment was recorded as principal receivable and is included in mortgage-backed securities at March 31, 2010. We do not earn interest on the principal receivable. As a result, net interest income for the first quarter of 2010 was adversely affected by approximately $3.6 million of accelerated amortization of purchase premiums related to these securities and the loss of interest income on the principal receivable of approximately $4.9 million.
Interest on investment securities increased $11.7 million to $57.4 million during the first quarter of 2010 as compared to $45.7 million for the first quarter of 2009. This increase was due primarily to a $1.61 billion increase in the average balance of investment securities to $5.30 billion for the first quarter of 2010 from $3.69 billion for the first quarter of 2009. The increase in the average balance of investment securities was due primarily to purchases of these securities to reinvest excess cash flows. The impact on interest income from the increase in the average balance of investment securities was partially offset by a decrease in the average yield of investment securities of 62 basis points to 4.33% reflecting current market interest rates.
Dividends on Federal Home Loan Bank of New York (“FHLB”) stock increased $6.0 million, or 93.8%, to $12.4 million for the first quarter of 2010 as compared to $6.4 million for the first quarter of 2009. This increase was due primarily to a 274 basis point increase in the average dividend yield earned to 5.66% as compared to 2.92% for the first quarter of 2009. The increase in dividend income was also due to a $2.7 million increase in the average balance to $874.8 million for the first quarter of 2010 as compared to $872.1 million for the same period in 2009.
Interest on Federal funds sold amounted to $449,000 for the first quarter of 2010 as compared to $176,000 for the first quarter of 2009. The average balance of Federal funds sold amounted to $789.3 million for the first quarter of 2010 as compared to $146.8 million for the first quarter of 2009. The yield earned on Federal funds sold was 0.23% for the 2010 first quarter and 0.49% for the 2009 first quarter. The increase in the average balance of Federal funds sold is a result of ongoing liquidity provided by strong deposit growth and increased levels of repayments on mortgage-related assets.
Interest Expense. Total interest expense for the quarter ended March 31, 2010 decreased $35.8 million, or 8.2%, to $403.7 million as compared to $439.5 million for the quarter ended March 31, 2009. This decrease was primarily due to a 61 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 3.01% for the quarter ended March 31, 2010 compared with 3.62% for the quarter ended March 31, 2009. The decrease was partially offset by a $5.16 billion, or 10.5%, increase in the average balance of total interest-bearing liabilities to $54.39 billion for the quarter ended March 31, 2010 compared with $49.23 billion for the first quarter of 2009. This increase in interest-bearing liabilities was primarily used to fund asset growth.
Interest expense on our time deposit accounts decreased $33.5 million to $78.2 million for the first quarter of 2010 as compared to $111.7 million for the first quarter of 2009. This decrease was due to a decrease in the annualized weighted-average cost of 138 basis points to 1.95% for the first quarter of 2010 from 3.33% for the first quarter of 2009 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was partially offset by a $2.64 billion increase in the average balance of time deposit accounts to $16.24 billion for the first quarter of 2010 from $13.60 billion for the first quarter of 2009. Interest expense on our interest-bearing transaction accounts decreased $1.6 million to $7.5 million for the first quarter of 2010 from $9.1 million for the same period in 2009. The decrease is due to an 88 basis point decrease in the annualized weighted-average cost to 1.38%, partially offset by a $580.0 million increase in the average balance to $2.20 billion for the first quarter of 2010 as compared to $1.62 billion for the first quarter of 2009. Interest expense on money market accounts amounted to $16.7 million for the first quarter of 2010, virtually unchanged from the first quarter of 2009. While interest expense on money market accounts remained substantially unchanged, the average balance of these accounts increased $2.25 billion to $5.17 billion for the first quarter of 2010 as compared to $2.92 billion for the first quarter of 2009. The increase in the average balance was substantially offset by a 101 basis point decrease in the annualized weighted-average cost to 1.31%.
The increases in the average balances of interest-bearing deposits reflect our strategy to expand our branch network and to grow deposits in our existing branches by offering competitive rates. Also, in response to the economic conditions in 2009, we believe that households increased their personal savings and customers sought insured bank deposit products as an alternative to investments such as equity securities and bonds. We believe these factors contributed to our deposit growth. The decrease in the average cost of deposits for the first quarter of 2010 reflected lower market interest rates.
Interest expense on borrowed funds decreased $861,000 to $299.8 million for the first quarter of 2010 as compared to $300.7 million for the first quarter of 2009. This was primarily due to a $391.6 million decrease in the average balance of borrowed funds to $29.98 billion for the first quarter of 2010 as compared to $30.37 billion for the first quarter of 2009. The weighted-average cost of borrowed funds amounted to 4.06% for the first quarter of 2010 as compared to 4.02% for the first quarter of 2009. The slight increase in the average cost of our borrowings is due primarily to our strategy of modifying current borrowings to extend the call dates. The modified borrowings are typically at a slightly higher interest rate than the original borrowings. During the first three months of 2010, we modified $1.33 billion of borrowings to extend the call dates of the borrowings by between three and four years, thereby reducing our interest rate risk. During 2009, we modified approximately $1.73 billion of these borrowings.
We have historically used borrowings to fund a portion of the growth in interest-earning assets. However, we were able to fund substantially all of our growth in 2009 and for the first quarter of 2010 with deposits. We anticipate that we will be able to continue to use deposit growth to fund our asset growth, however, we may use borrowings as a supplemental funding source if deposit growth decreases. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be called will not increase substantially unless interest rates were to increase by at least 300 basis points. See “Liquidity and Capital Resources.”
Net Interest Income. Net interest income increased $47.3 million, or 16.7%, to $331.1 million for the first quarter of 2010 compared with $283.8 million for the first quarter of 2009. Our net interest rate spread increased 21 basis points to 1.97% for the first quarter of 2010 from 1.76% for the same quarter in 2009. Our net interest margin increased 14 basis points to 2.20% for the first quarter of 2010 from 2.06% for the same quarter in 2009.
The increase in our net interest margin and net interest rate spread was primarily due to the decrease in the weighted-average cost of interest-bearing liabilities. The yield curve steepened during 2009 and the first three months of 2010, with short-term rates decreasing while longer-term rates increased slightly. The yields on mortgage-related assets, which account for 87.6% of the average balance of interest-earning assets in the first quarter of 2010, remained at near-historic lows primarily due to the Federal Reserve’s program to purchase mortgage-backed securities. The low market interest rates resulted in increased refinancing activity which caused a decrease in the yield we earned on mortgage-related assets. However, we were able to reduce deposit costs to a greater extent than the decrease in mortgage yields thereby increasing our net interest rate spread and net interest margin.
Provision for Loan Losses. The provision for loan losses amounted to $50.0 million for the quarter ended March 31, 2010 as compared to $20.0 million for the quarter ended March 31, 2009. The allowance for loan losses (“ALL”) amounted to $165.8 million at March 31, 2010 and $140.1 million at December 31, 2009. The increase in the provision for loan losses for the quarter ended March 31, 2010 and the resulting increase in the ALL is due primarily to the increase in non-performing loans in the first quarter of 2010, continuing declines in home values and an increase in charge-offs, also taking into account a decrease in our early-stage delinquencies. We recorded our provision for loan losses during the first three months of 2010 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth in the loan portfolio. See “Critical Accounting Policies — Allowance for Loan Losses.”
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. The average LTV ratio of our 2010 first mortgage loan originations and our total first mortgage loan portfolio were 59.2% and 61.1%, respectively using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the allowance for loan losses, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the first quarter of 2010, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, continued to decline from 2009 levels, as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. However, the rate of decline in home values decreased significantly during the second half of 2009 and first quarter of 2010.
We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina. At March 31, 2010, approximately 73.1% of our total loans were in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts, Pennsylvania, Minnesota, and Michigan accounted for 4.7%, 3.8%, 3.6%, 2.7%, 2.2%, 1.6%, and 1.3%, respectively, of total loans. The remaining 7.0% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. With respect to our non-performing loans, approximately 64.6% are in the New York metropolitan area and 5.5%, 5.4%, 5.1%, 2.4%, 1.7%, 1.9% and 3.7% are located in the states of Virginia, Illinois, Maryland, Massachusetts, Pennsylvania, Minnesota, and Michigan, respectively. The remaining 9.7% of our non-performing loans are secured by real estate primarily in the remainder of the Northeast quadrant of the United States.
The national economy was in a recessionary cycle for approximately 2 years with the housing and real estate markets suffering significant losses in value. The faltering economy was marked by contractions in the availability of business and consumer credit, increases in corporate borrowing rates, falling home prices, increasing home foreclosures and rising levels of unemployment. Economic conditions improved slightly during the first quarter of 2010 with unemployment rates stabilizing and home sale activity increasing slightly. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We determined the provision for loan losses for the first quarter of 2010 based on our evaluation of the foregoing factors, the growth of the loan portfolio, the recent increases in delinquent loans, non-performing loans and net loan charge-offs, and trends in the unemployment rate.
At March 31, 2010, first mortgage loans secured by one-to four-family properties accounted for 98.7% of total loans. Fixed-rate mortgage loans represent 68.9% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans.
Included in our loan portfolio at March 31, 2010 are interest-only loans of approximately $4.75 billion or 14.8% of total loans as compared to $4.59 billion or 14.4% of total loans at December 31, 2009. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $139.5 million or 18.7% of non-performing loans at March 31, 2010 as compared to non-performing interest-only loans of $82.2 million or 13.1% of non-performing loans at December 31, 2009.
Non-performing loans amounted to $744.9 million at March 31, 2010 as compared to $627.7 million at December 31, 2009. Non-performing loans at March 31, 2010 included $732.6 million of one- to four-family first mortgage loans as compared to $613.6 million at December 31, 2009. The ratio of non-performing loans to total loans was 2.32% at March 31, 2010 compared with 1.98% at December 31, 2009. Our recent increases in non-performing loans appear to be directly related to the high level of unemployment in our market areas. Early-stage delinquencies (loans that are past due 30 to 89 days) decreased in the first quarter of 2010. Loans delinquent 30 to 59 days decreased $60.2 million to $370.7 million at March 31, 2010 as compared to $430.9 million at December 31, 2009. Loans delinquent 60 to 89 days decreased $11.0 million to $171.5 million at March 31, 2010 as compared to $182.5 million at December 31, 2009. Foreclosed real estate amounted to $19.6 million at March 31, 2010 as compared to $16.7 million at December 31, 2009. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios have helped to moderate our charge-offs as there has generally been adequate equity behind our first lien as of the foreclosure date to satisfy our loan.
As a result of the increase in non-performing loans, the ratio of the ALL to non-performing loans decreased from 102.09% at December 31, 2006 to 22.26% at March 31, 2010. During this same period, the ratio of the ALL to total loans increased from 0.17% to 0.52%. At December 31, 2009, the ratio of the ALL to non-performing loans was 22.32% and the ratio of the ALL to total loans was 0.44%. Historically, our non-performing loans have been a negligible percentage of our total loan portfolio and, as a result, our ratio of the ALL to non-performing loans was high and did not serve as a reasonable measure of the adequacy of our ALL. The decline in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL and non-performing loans. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.
Charge-offs on our non-performing loans increased in 2009 and during the first three months of 2010 but, overall, have been modest due to our first lien position and relatively low average LTV ratios at origination. We generally obtain new collateral values for loans after 180 days of delinquency. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs amounted to $24.2 million, consisting of 297 loans, for the first quarter of 2010 as compared to $19.8 million for the fourth quarter of 2009, consisting of 187 loans. These charge-offs were primarily due to the results of our reappraisal process for our non-performing residential first mortgage loans with only 8 loans disposed of through the foreclosure process during the first quarter of 2010 with a final loss on sale (after previous charge-offs) of approximately $400,000. The results of our reappraisal process and our recent charge-off history are also considered in the determination of the ALL. At March 31, 2010 the average LTV ratio (using appraised values at the time of origination) of our non-performing loans was 71.8% and was 61.1% for our total mortgage loan portfolio. Thus, the ratio of the ALL to non-performing loans needs to be viewed in the context of the underlying LTV’s of the non-performing loans and the relative decline in home values.
As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the Office of Federal Housing Enterprise Oversight and Case-Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at March 31, 2010, 73.1% of our loan portfolio and 64.6% of our non-performing loans are located in the New York metropolitan area. In addition, we obtain updated collateral values when a loan becomes 180 days past due which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use the house price indices to identify geographic areas experiencing weaknesses in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we increased the loss factors used in our quantitative analysis of the ALL for certain loan types during the first three months of 2010. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

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
We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all of our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV in our one- to four-family mortgage loan portfolio at March 31, 2010 was 61.1%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was 71.8% at March 31, 2010. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 64.6% of our non-performing loans were located at March 31, 2010, by approximately 21% from the peak of the market in 2006 through February 2010 and by 29% nationwide during that period. During the first two months of 2010, house prices declined 0.4% in the New York metropolitan area and increased 0.2% nationwide. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the allowance for loan losses. There can be no assurance whether significant further declines in house values may occur and result in a higher loss experience and increased levels of charge-offs and loan loss provisions.
Net charge-offs amounted to $24.2 million for the first quarter of 2010 as compared to net charge-offs of $4.7 million for the corresponding period in 2009. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 24 to 30 months from the initial non-performing period. As real estate prices continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to monitor closely the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.
At March 31, 2010 and December 31, 2009, commercial and construction loans evaluated for impairment in accordance with FASB guidance amounted to $9.4 million and $11.2 million, respectively. Based on this evaluation, we established an ALL of $2.3 million for loans classified as impaired at March 31, 2010 compared to $2.1 million at December 31, 2009.
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
Non-Interest Income. Total non-interest income was $33.0 million for the first quarter 2010 as compared to $2.3 million for the same quarter in 2009. Included in non-interest income for the quarter ended March 31, 2010 were net gains on securities transactions of $30.8 million which resulted from the sale of $573.7 million of mortgage-backed securities available-for-sale. We believe that the continued elevated levels of prepayments and the eventual increase in interest rates will reduce the amount of unrealized gains in the available-for-sale portfolio. Accordingly, we sold these securities to take advantage of the favorable pricing that currently exists in the market.
Non-Interest Expense. Total non-interest expense increased $11.7 million, or 21.4%, to $66.5 million for the first quarter of 2010 from $54.8 million for the first quarter of 2009. The increase is primarily due to increases of $10.0 million in Federal deposit insurance expense and $1.5 million increase in compensation and employee benefits expense. The increase in Federal deposit insurance expense is due primarily to the increases in our deposit insurance assessment rate as a result of a restoration plan implemented by the Federal Deposit Insurance Corporation (“FDIC”) to recapitalize the Deposit Insurance Fund (“DIF”). The increase in compensation and employee benefits expense included a $2.0 million increase in compensation costs, due primarily to normal increases in salary as well as additional full time employees and an $838,000 increase in expense related to our stock benefit plans. These increases were partially offset by a $1.1 million decrease in costs related to our health plan and a $798,000 decrease in pension expense. At March 31, 2010, we had 1,500 full-time equivalent employees as compared to 1,458 at March 31, 2009. Included in other non-interest expense for the first quarter of 2010 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate of $1.4 million as compared to $1.2 million for the first quarter of 2009.
Our efficiency ratio was 18.27% for the 2010 first quarter as compared to 19.15% for the 2009 first quarter. The efficiency ratio is calculated by dividing non-interest expense, by the sum of net interest income and non-interest income. Our annualized ratio of non-interest expense to average total assets for the first quarter of 2010 was 0.44% as compared to 0.40% for the first quarter of 2009.
Income Taxes. Income tax expense amounted to $98.7 million for the first quarter of 2010 compared with $83.6 million for the same quarter in 2009. Our effective tax rate for the first quarter of 2010 was 39.87% compared with 39.58% for the first quarter of 2009.
Liquidity and Capital Resources
The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan and security purchases, deposit withdrawals, repayment of borrowings and operating expenses. Our primary sources of funds are deposits, borrowings, the proceeds from principal and interest payments on loans and mortgage-backed securities, the maturities and calls of investment securities and funds provided by our operations. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, national and local economic conditions and competition in the marketplace. These factors reduce the predictability of the receipt of these sources of funds. Our membership in the FHLB provides us access to additional sources of borrowed funds, which is generally limited to approximately twenty times the amount of FHLB stock owned. We also have the ability to access the capital markets from time to time, depending on market conditions.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $1.40 billion and purchased $404.2 million of loans during the first three months of 2010 as compared to $1.32 billion and $723.3 million during the first three months of 2009. While the residential real estate markets have slowed during the past year, our competitive rates and an increase in mortgage refinancing have resulted in a slight increase in origination production for the first quarter of 2010. The increase in refinancing activity occurring in the marketplace has also caused an increase in principal repayments which amounted to $1.45 billion for the first quarter of 2010 as compared to $1.35 billion for the same period in 2009. At March 31, 2010, commitments to originate and purchase mortgage loans amounted to $470.1 million and $50.6 million, respectively as compared to $595.5 million and $143.6 million, respectively at March 31, 2009. The decrease in mortgage loan commitments is due to a decrease in refinancing activity and continued low levels of home purchase activity. We believe the decrease in refinancing activity reflects the high volume of refinancings which have already occurred during this extended period of low market interest rates. Conditions in the secondary mortgage market have made it more difficult for us to purchase loans that meet our underwriting standards. We expect that the amount of loan purchases may be at reduced levels for the near-term.
Purchases of mortgage-backed securities during the first three months of 2010 were $2.77 billion as compared to $1.54 billion during the first three months of 2009. The increase in the purchases of mortgage-backed securities was due primarily to the reinvestments of proceeds from the principal repayments and sales of mortgage-backed securities during the first quarter of 2010. Principal repayments on mortgage-backed securities amounted to $1.55 billion for the first quarter of 2010 (excluding the principal receivable on FHLMC mortgage-backed securities due primarily to the GSE repurchase) as compared to $699.1 million for the same period in 2009. The increase in principal repayments was due primarily to the refinancing activity caused by market interest rates that are at near-historic lows. We also sold $573.7 million of mortgage-backed securities during the first three months of 2010, resulting in a gain of $30.8 million. There were no securities sales in the first three months of 2009.
We purchased $1.10 billion of investment securities during the first three months of 2010 as compared to $1.30 billion during the first three months of 2009. Proceeds from the calls of investment securities amounted to $950.0 million during the first three months of 2010 as compared to $775.0 million for the corresponding period in 2009.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first three months of 2010, we did not purchase any additional FHLB common stock. During the first three months of 2009 we had net purchases of $2.3 million.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $810.8 million during the first three months of 2010 as compared to an increase of $1.97 billion for the first three months of 2009. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. The growth in deposits during the first quarter of 2009 was due to the economic conditions existing at the time that we believe caused customers to use insured bank deposit products as an alternative to investments such as equity securities and bonds. We believe that improving economic conditions as well as improving conditions in the securities markets have changed customer preferences for these alternative investments. In addition, we have lowered our deposit rates to slow our deposit growth from the 2009 levels since the low yields that are available to us for mortgage loans and investment securities have made a growth strategy less prudent until market conditions improve. Time deposits scheduled to mature within one year were $12.27 billion at March 31, 2010. These time deposits have a weighted average rate of 1.67%. These time deposits are scheduled to mature as follows: $5.82 billion with an average cost of 1.69% in the second quarter of 2010, $3.72 billion with an average cost of 1.55% in the third quarter of 2010, $1.21 billion with an average cost of 1.72% in the fourth quarter of 2010 and $1.52 million with an average cost of 1.84% in the first quarter of 2011. The current yields offered for our six month, one year and two year time deposits are 1.05%, 1.25% and 1.85%, respectively. In addition, our money market accounts are currently yielding 1.00%. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing interest rate.
We have historically used wholesale borrowings to fund our investing and financing activities. However, during 2009 and the first three months of 2010, we were able to fund substantially all of our growth with deposit inflows. At March 31, 2010, we had $22.18 billion of borrowed funds with a weighted-average rate of 4.07% and with call dates within one year. We anticipate that none of these borrowings will be called assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be called will not increase substantially unless interest rates were to increase by at least 300 basis points. However, in the event borrowings are called, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, using funds generated by deposit growth or by using proceeds from securities sales. In addition, at March 31, 2010 we had $450.0 million of borrowings with a weighted average rate of 4.89% that are scheduled to mature within one year.
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
However, during the first three months of 2010, we have been able to fund our asset growth with deposit inflows. In order to effectively manage our interest rate risk and liquidity risk resulting from our current callable borrowing position, we are pursuing a variety of strategies to reduce callable borrowings while continuing to pursue our growth plans. We intend to continue focusing on funding our growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth decreases which will allow us to achieve a greater balance between deposits and borrowings. If necessary to fund our growth and provide for liquidity, we may borrow a combination of short-term borrowings with maturities of three to six months and longer-term fixed-maturity borrowings with terms of two to five years. We also intend to modify certain borrowings to extend their call dates, which we began to do during 2009. During the first three months of 2010, we modified approximately $1.33 billion of callable borrowings to extend the call dates of the borrowings by between three and four years as part of this strategy. In addition, we are considering prepayment of certain borrowings; however, at this time, we have no immediate plans to make any such prepayments, and we anticipate that any prepayment of borrowings will be limited.

Cash dividends paid during the first three months of 2010 were $74.0 million. We have not purchased any of our common shares during the three months ended March 31, 2010. At March 31, 2010, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During the first three months of 2010, Hudson City Bancorp received $80.0 million in dividend payments from Hudson City Savings. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. At March 31, 2010, Hudson City Bancorp had total cash and due from banks of $229.2 million.
At March 31, 2010, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 7.60%, 7.60% and 21.24%, respectively.
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
The following table reports the amounts of our contractual obligations as of March 31, 2010.

	Payments Due By Period
		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years
			(In thousands)
Mortgage loan originations	$470,077	$470,077	$—	$—	$—
Mortgage loan purchases	50,613	50,613	—	—	—
Mortgage-backed security purchases	1,891,000	1,891,000	—	—	—
Operating leases	152,804	9,131	18,598	18,166	106,909

Total	$2,564,494	$2,420,821	$18,598	$18,166	$106,909

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $188.1 million, $8.7 million, and $2.9 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.

Critical Accounting Policies
Note 2 to our Audited Consolidated Financial Statements, included in our 2009 Annual Report to Shareholders and incorporated by reference into our 2009 Annual Report on Form 10-K, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the ALL, the measurement of stock-based compensation expense and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.
Allowance for Loan Losses
The ALL has been determined in accordance with GAAP, under which we are required to maintain an adequate ALL at March 31, 2010. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at March 31, 2009. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At March 31, 2009, approximately 73.1% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland, Massachusetts, Pennsylvania, Minnesota, and Michigan accounted for 4.7%, 3.8%, 3.6%, 2.7%, 2.2%, 1.6% and 1.3%, respectively of total loans. The remaining 7.0% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a continuing decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we increased the loss factors used in our quantitative analysis of the ALL for certain loan types during the first quarter of 2010. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
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
Stock-Based Compensation
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value for all awards granted, modified, repurchased or cancelled after January 1, 2006 and for the portion of outstanding awards for which the requisite service was not rendered as of January 1, 2006, in accordance with accounting guidance. We have made annual grants of performance-based stock options since 2006 that vest if certain financial performance measures are met. In accordance with accounting guidance, we assess the probability of achieving these financial performance measures and recognize the cost of these performance-based grants if it is probable that the financial performance measures will be met. This probability assessment is subjective in nature and may change over the assessment period for the performance measures.
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
We provide our actuary with certain rate assumptions used in measuring our benefit obligation. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow/yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s bond indices, for reasonableness. A discount rate of 6.00% was selected for the December 31, 2009 measurement date and the 2010 expense calculation.
For our pension plan, we also assumed an annual rate of salary increase of 4.00% for future periods. This rate is corresponding to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.25% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was 12.9% for 2009. The assumed return on plan assets of 8.25% is based on expected returns in future periods. There can be no assurances with respect to actual return on plan assets in the future. We continually review and evaluate all actuarial assumptions affecting the pension plan, including assumed return on assets.
For our post-retirement benefit plan, the assumed health care cost trend rate used to measure the expected cost of other benefits for 2009 was 8.50%. The rate was assumed to decrease gradually to 4.75% for 2016 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level.
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

In April 2009, the FASB issued guidance which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recognized in earnings. This guidance requires that an entity assess whether an impairment of a debt security is other-than-temporary and, as part of that assessment, determine its intent and ability to hold the security. If the entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. In addition, an other-than-temporary impairment shall be considered to have occurred if it is more likely than not that it will be required to sell the security before recovery of its amortized cost.
We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. In addition, we only purchase securities issued by GSEs. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first quarter of 2010.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosure about market risk is presented as of December 31, 2009 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.
General
As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2010 and did not have any such hedging transactions in place at March 31, 2010. Our mortgage loan and mortgage-backed security portfolios, which comprise 87.8% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the continuing pressure on housing prices. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known or potential losses.
The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. The FOMC noted that for the first quarter of 2010 economic activity continued to strengthen and that the labor market was beginning to improve. The national unemployment rate decreased to 9.7% in March 2010 as compared to 10.0% in December 2009 and 9.8% in September 2009. Although there has been recent improvement in the economy, the FOMC decided to maintain the overnight lending rate at zero to 0.25% during the first quarter of 2010. As a result, short-term market interest rates have remained at low levels during the first quarter of 2010. This allowed us to continue to re-price our short-term deposits thereby reducing our cost of funds. The yields on mortgage-related assets have also remained at relatively low levels due to the Federal Reserve’s program to purchase mortgage-backed securities. While the intent of this program was to stimulate the housing market, it also resulted in additional price competition for mortgage loans which are our primary product. The Federal Reserve ended this program on March 31, 2010 and we anticipate that this will allow us to grow our loan portfolio at a faster rate than in recent quarters. As compared to the first quarter of 2009, our net interest rate spread and net interest margin increased for the first quarter of 2010 as we repriced deposits to lower rates during 2009 at a faster pace than our interest-earning assets repriced. However, our net interest margin decreased to 2.20% during the first quarter of 2010 from 2.30% for the fourth quarter of 2009 as yields on interest-earning assets continued to decrease as consumers refinanced mortgage loans to lower rates.
As a result of the FOMC policy decisions and the general tenor of the economy, short-term market interest rates have remained at low levels during the first quarter of 2010 while longer-term market interest rates increased, thus steepening the slope of the market yield curve. Due to our investment and financing decisions, a more positive slope of the yield curve results in a more favorable environment for us to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. Due to these changes in market rates, our net interest rate spread and net interest margin increased for the first quarter of 2010 from the three month period ended March 31, 2009.
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
Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have increased during 2009 and the first three months of 2010, due to the current low market interest rate environment. We believe the higher level of prepayment activity may continue as market interest rates are expected to remain at the current low levels through at least the first three quarters of 2010.
Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rate, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. During the first three months of 2010 we saw an increase in call activity on our investment securities as market interest rates remained at these historic lows. We anticipate continued calls of investment securities due to the anticipated continuation of the low current market interest rate environment.
Our borrowings have traditionally consisted of structured callable borrowings with ten year final maturities and initial non-call periods of one to five years. We have used this type of borrowing primarily to fund our loan growth because they have a longer duration than shorter-term non-callable borrowings and have a slightly lower cost than a non-callable borrowing with a maturity date similar to the initial call date of the callable borrowing. The likelihood of a borrowing being called is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be called. The level of call activity generally affects the cost of our borrowed funds, as the call of a borrowing would generally necessitate re-funding, either through a new borrowing or deposit growth, at the higher current market interest rate. During the first three months of 2010 we experienced no call activity on our borrowed funds due to the continued low levels of market interest rates. At March 31, 2010, we had $22.18 billion of borrowed funds, with a weighted-average rate of 4.07%, with call dates within one year as compared to $22.25 billion at December 31, 2009. We anticipate that none of these borrowings will be called assuming current market interest rates remain stable or increase modestly. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be called will not increase substantially unless interest rates were to increase by at least 300 basis points. However, in the event borrowings are called, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, using funds generated by deposit growth or by using proceeds from securities sales.
During 2009 and the first three months of 2010, we were able to fund our asset growth primarily with deposit inflows. In order to effectively manage our interest rate risk and liquidity risk resulting from our current callable borrowing position, we are pursuing a variety of strategies to reduce borrowings callable within 12 months while continuing to pursue our growth plans. We intend to continue focusing on funding our growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth decreases which will allow us to achieve a greater balance between deposits and borrowings. If necessary to fund our growth and provide for liquidity, we may borrow a combination of short-term borrowings with maturities of three to six months and longer-term fixed-maturity borrowings with terms of two to five years. We also intend to modify certain borrowings to extend their call dates, which we began to do during 2009. During the first three months of 2010, we modified approximately $1.33 billion of callable borrowings to extend the call dates of the borrowings by between three and four years as part of this strategy. In addition, we are considering prepayment of certain borrowings; however, at this time, we have no immediate plans to make any such prepayments, and we anticipate that any prepayment of borrowings will be limited.
Simulation Model. Hudson City continues to monitor the impact of interest rate volatility in the same manner as at December 31, 2009, utilizing simulation models as a means of analyzing the impact of interest rate changes on our net interest income and net present value of equity. We have not reported the minus 100 or 200 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historical interest rate levels, the resulting information would not be meaningful.
As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of a simultaneous and parallel interest rate change on our net interest income. The following table reports the changes to our net interest income over the next 12 months ending March 31, 2011 assuming incremental

(equal percent change in each quarter) and permanent changes in interest rates for the given rate shock scenarios. The incremental rate changes occur over the 12 month period.

Change in	Percent Change in
Interest Rates	Net Interest Income

(Basis points)
200	(0.92)%
100	(0.54)
50	(0.29)
(50)	0.25
The preceding table indicates that at March 31, 2010, in the event of a 200 basis point incremental increase in interest rates, we would expect to experience a 0.92% decrease from the base case in net interest income. This compares to a 1.66% decrease at December 31, 2009. If market rates were to increase 200 basis points instantaneously, we would expect to experience a 4.54% decrease to net interest income from the base case analysis compared with a 6.02% decrease at December 31, 2009. The negative change to net interest income in the increasing interest rate scenarios in both these analyses was primarily due to the increased expense of our short-term time deposits. Our internal policy sets a maximum change of 20.0% given an instantaneous 200 basis point increase or decrease shock in interest rates.
The preceding table also indicates that at March 31, 2010, in the event of a 50 basis point incremental decrease in interest rates over the next 12 months, we would expect to experience a 0.25% increase from the base case in net interest income. This compares to the 0.01% increase at December 31, 2009. In this analysis, where the rates change over the 12 month period, the decrease in deposit expense offsets the decrease in interest income on assets, which will decrease due to accelerated prepayments on these instruments. If market rates were to decrease 50 basis points instantaneously, we would expect to experience a 5.23% decrease in net interest income from the base case compared with a 4.83% decrease at December 31, 2009. This decrease is primarily due to the instantaneous acceleration of prepayment speeds on our mortgage-related assets and calls of our investment securities in the lower shocked environment, and the subsequent replacement of these instruments at the lower prevailing market rate.
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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2010. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments.

As Percent of Present
Value of Assets
Change in	Present	Basis Point
Interest Rates	Value Ratio	Change

(Basis points)
200	6.40%	(214)
100	8.24	(30)
50	8.63	9
0	8.54
(50)	7.80	(74)
In the 200 basis point increase scenario, the present value ratio was 6.40% at March 31, 2010 as compared to 4.81% at December 31, 2009. The change in the present value ratio was negative 214 basis points at March 31, 2010 as compared to negative 258 basis points at December 31, 2009. The decreases in the present value ratio and the sensitivity measure from the base case in the current period positive 200 basis point shock scenario reflect the decrease in the value of our primarily fixed-rate assets below par while the value of our borrowing portfolio remains above par due to call options. In the 50 basis point decrease scenario, the present value ratio was 7.80% at March 31, 2010 as compared to 7.07% at December 31, 2009. The change in the present value ratio was negative 74 basis points at March 31, 2010 as compared to negative 32 basis points at December 31, 2009. The decrease in the present value ratio in the current period negative 50 basis point shock scenario reflects the higher valuation of borrowings as lower market rates would further decrease the likelihood that these borrowings will be called.
The increase in the present value ratio in the base case, the 200 basis point increase scenario and the 50 basis point decrease scenario from December 31, 2009 reflects the higher valuation of our mortgage-related asset portfolios due to accelerated prepayment speeds and the initial lower valuation of our borrowing portfolio due to the modifications we have executed during the past six months that have decreased the likelihood that these borrowings will be called. The increase in the present value ratio is also due to the growth of our deposit portfolio during 2009 and the first three months of 2010 as deposits price closer to par in the various scenarios.
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
GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2010, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are the same as those used in the preparation of our December 31, 2009 model. Prepayment speeds on our mortgage-backed securities have increased from our December 31, 2009 analysis to reflect actual prepayment speeds for these items. Investment securities with step-up features, totaling $4.55 billion, are reported at the earlier of their next step-up date or anticipated call date. Callable investment securities and borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity date. We reported $299.0 million of investment securities at their anticipated call date. We have reported no borrowings at their anticipated call date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $696.7 million, non-accrual other loans of $2.8 million and the principal receivable on mortgage-backed securities of $1.29 billion from the table.

	At March 31, 2010
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$3,233,635	$2,520,391	$4,038,189	$3,520,135	$5,726,455	$12,015,065	$31,053,870
Consumer and other loans	128,693	3,002	17,920	3,053	11,208	173,690	337,566
Federal funds sold	350,318	—	—	—	—	—	350,318
Mortgage-backed securities	3,273,486	2,635,554	4,955,022	3,673,474	5,098,928	843,761	20,480,225
FHLB stock	874,768	—	—	—	—	—	874,768
Investment securities	306,370	—	1,000,000	1,750,000	1,600,000	689,117	5,345,487

Total interest-earning assets	8,167,270	5,158,947	10,011,131	8,946,662	12,436,591	13,721,633	58,442,234

Interest-bearing liabilities:
Savings accounts	61,174	61,174	81,565	81,565	203,912	326,257	815,647
Interest-bearing demand accounts	228,144	228,144	339,523	339,523	583,822	616,132	2,335,288
Money market accounts	526,166	526,166	1,052,332	1,052,332	1,841,581	263,083	5,261,660
Time deposits	9,539,209	2,730,155	2,686,874	717,593	727,349	—	16,401,180
Borrowed funds	150,000	300,000	450,000	350,000	950,000	27,775,000	29,975,000

Total interest-bearing liabilities	10,504,693	3,845,639	4,610,294	2,541,013	4,306,664	28,980,472	54,788,775

Interest rate sensitivity gap	$(2,337,423)	$1,313,308	$5,400,837	$6,405,649	$8,129,927	$(15,258,839)	$3,653,459

Cumulative interest rate sensitivity gap	$(2,337,423)	$(1,024,115)	$4,376,722	$10,782,371	$18,912,298	$3,653,459

Cumulative interest rate sensitivity gap as a percent of total assets	(3.82)%	(1.67)%	7.15%	17.61%	30.89%	5.97%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	77.75%	92.86%	123.08%	150.15%	173.28%	106.67%
The cumulative one-year gap as a percent of total assets was negative 1.67% at March 31, 2010 compared with negative 3.70% at December 31, 2009. The lower negative cumulative one-year gap primarily reflects the increase in longer-term (over one year to maturity) time deposits and money market deposit accounts placed on our balance sheet during the first three months of 2010. The decrease also reflects the amount of mortgage-related assets in the lower repricing categories due to the current prepayment levels.

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
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. — Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2009 Annual Report on Form 10-K. There has been no material change in risk factors since December 31, 2009, except as described below.
Hudson City Savings’ proposed conversion to a national bank will subject us to a different regulatory framework and a new group of regulators. In addition, the potential adoption of significant aspects of proposed regulatory reform legislation may have a material effect on our operations whether we remain a federal thrift or become a national bank.
We are currently subject to extensive regulation, supervision, and examination by the OTS and the FDIC. Assuming that Hudson City Savings becomes a national bank, the OCC will be the primary federal bank regulatory agency for Hudson City Savings and the FRB will be the primary regulator for Hudson City Bancorp. Such regulators will govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. In addition, upon completion of the proposed conversion we would become subject to formal consolidated capital requirements imposed by the FRB on bank holding companies, which as a thrift holding company we are not currently subject to. Although the proposed conversion is not expected to result in a change in our business plan or operations, we expect to incur additional regulatory compliance costs as we adjust to the regulatory and reporting requirements of our new regulators.
On December 11, 2009, the House of Representatives passed H.R. 4173, the Wall Street Reform and Consumer Protection Act of 2009, or the Reform Bill. The Reform Bill is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. The Reform Bill, among other things, would create three new governmental agencies: the Financial Services Oversight Council, the Federal Insurance Office and the Consumer Financial Protection Agency, or the CFPA. The CFPA will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations. In addition, the Reform Bill amends the Home Owners’ Loan Act to abolish the OTS and transfer its functions and personnel to a newly created Division of Thrift Supervision within the OCC. The Reform Bill preserves the federal thrift charter for thrifts, such as Hudson City Savings. Most significantly for us if Hudson City Savings is to remain a federal thrift, the Reform Bill contains provisions which would result in thrift holding companies, such as Hudson City Bancorp, becoming bank holding companies subject to consolidated capital requirements, Bank Holding Company Act limitations and supervision by the FRB.
On March 15, 2010, Senate Banking Committee Chairman Christopher Dodd released a revised draft of financial regulatory reform legislation, the Restoring American Financial Stability Act. Like the Reform Bill, Chairman Dodd’s bill contemplates the elimination of the OTS and the transfer of supervisory authority over federal thrifts to the OCC, however it does not eliminate the thrift holding company. In addition, Chairman Dodd’s bill contains other provisions that are currently under consideration. The exact requirements and timing of any final legislation cannot be determined at this time. We may be affected by certain reform proposals under consideration pursuant to the Reform Bill and Chairman Dodd’s bill that could result in us becoming subject to increased levels of regulatory assessments and fees. In addition, we may also be subject to stricter capital requirements, leverage limits and liquidity requirements which may affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital.
We cannot assure you that proposed laws, rules and regulations, or any other laws, rules, or regulation, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Further, we can not assure you as to the receipt of regulatory approval to complete the proposed conversion, whether, or to what extent, the OCC or the FRB would require conditions to any such approval or the timing of the completion of the proposed conversion.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF of the FDIC. This has resulted in a decline in the DIF reserve ratio. Because the DIF reserve ratio declined below 1.15% and is expected to remain below 1.15%, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of five years, which was subsequently extended to eight years. In February 2009, the FDIC adopted a final rule which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt; (2) an increase for secured liabilities in excess of 25% of domestic deposits; and (3) for institutions not placed in the lowest risk category for assessment purposes, an increase for brokered deposits above a threshold amount. Additionally, in September, 2009, the FDIC adopted an amendment to the restoration plan that increases the deposit insurance assessment rate schedule by 3 basis points (annualized) of insured deposits beginning January 1, 2011.

On April 13, 2010, the Board of Directors of the FDIC approved a Notice of Proposed Rulemaking to revise the deposit insurance assessment system for large institutions that pose unique and concentrated risks to the DIF. The FDIC proposes to revise the assessment system applicable to large institutions to better capture risk at the time an institution assumes the risk, to better differentiate institutions during periods of good economic and banking conditions based on how they would fare during periods of stress or economic downturns, and to better take into account the losses that the FDIC may incur if an institution fails. Under the proposal, risk categories and long-term debt ratings would no longer be used to categorize large institutions for purposes of assigning a range of potential assessment rates, but the FDIC would continue to use the supervisory ratings as a factor in measuring risk. The FDIC would replace the financial ratios currently used with two scorecards: one for large institutions and the other for highly complex institutions. A highly complex institution would be defined as an insured depository institution with greater than $50 billion in total assets that is wholly owned by a parent company with more than $500 billion in total assets. A “large institution” would be defined under the proposal as an insured depository institution with $10 billion or greater in total assets for at least four consecutive quarters. Accordingly, we would be considered a “large institution” under the proposal.
Each scorecard would have two components—a performance score and loss severity score. The two scores would be combined to produce a total score, which would be translated into an initial assessment rate. Similar to the current system, the FDIC would retain an ability to make limited discretionary adjustments. The FDIC proposes that the Board of Directors of the FDIC adopt new initial and total base assessment rate schedules effective January 1, 2011. For large institutions, the initial base assessment rate would range from 10 to 50 basis points, and the total base assessment rate would range from 5 to 85 basis points, effective January 1, 2011. Additionally, these assessment rates would increase 3 additional basis points on January 1, 2011 pursuant to the amendment to the FDIC restoration plan adopted in September 2009.
In addition to the this Notice of Proposed Rulemaking, Congress, as part of Chairman Dodd’s bill, is also evaluating a proposal on deposit insurance assessments.
The potential effects on us of this Notice of Proposed Rulemaking and of the deposit insurance assessment provisions of Chairman Dodd’s bill are unknown at this time. However, if adopted as proposed, these new rules could result in even higher FDIC deposit insurance assessments effective January 1, 2011, which could further increase non-interest expense and have a material impact on our results of operations.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the first quarter of 2010 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

January 1-January 31, 2010	—	$—	—	50,123,550
February 1-February 28, 2010	—	—	—	50,123,550
March 1-March 31, 2010	—	—	—	50,123,550

Total	—	—	—

(1)	On January 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.
Item 3. — Defaults Upon Senior Securities
Not applicable.
Item 4. — (Removed and Reserved)
Item 5. — Other Information
Not applicable.
Item 6. — Exhibits

Exhibit Number	Exhibit
10.2A	Profit Incentive Bonus Plan of Hudson City Savings Bank Adoption Agreement No.1

10.2B	Profit Incentive Bonus Plan of Hudson City Savings Bank

10.34	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement

10.35	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement

10.36	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement

31.1	Certification of Chief Executive Officer

Exhibit Number	Exhibit
31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at March 31, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and (v) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text). *

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.
Date: May 7, 2010	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ James C. Kranz
James C. Kranz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)