Form 10-Q
period 2010-06-30
HUDSON CITY BANCORP INC
filed 2010-08-05
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2010

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
Yes ☐     No ☑
As of August 2, 2010, the registrant had 526,611,096 shares of common stock, $0.01 par value, outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other corresponding terminology. Examples of forward-looking statements include, but are not limited to estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. These factors include, but are not limited to:
•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among the financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes including without limitation, the recent passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, may adversely affect our business;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies including, without limitation, our application to convert Hudson City Savings Bank to a national bank, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to diversify our funding sources and to continue to access the wholesale borrowing market and the capital markets; and

•	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations.
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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2010	2009
(In thousands, except share and per share amounts)	(unaudited)
Assets:
Cash and due from banks	$138,112	$198,752
Federal funds sold and other overnight deposits	180,892	362,449

Total cash and cash equivalents	319,004	561,201
Securities available for sale:
Mortgage-backed securities	13,825,644	11,116,531
Investment securities	366,937	1,095,240
Securities held to maturity:
Mortgage-backed securities (fair value of $7,983,856 at June 30, 2010 and $10,324,831 at December 31, 2009)	7,619,996	9,963,554
Investment securities (fair value of $5,167,785 at June 30, 2010 and $4,071,005 at December 31, 2009)	5,139,794	4,187,704

Total securities	26,952,371	26,363,029
Loans	32,164,303	31,779,921
Net deferred loan costs	91,509	81,307
Allowance for loan losses	(192,983)	(140,074)

Net loans	32,062,829	31,721,154
Federal Home Loan Bank of New York stock	883,190	874,768
Foreclosed real estate, net	21,690	16,736
Accrued interest receivable	283,550	304,091
Banking premises and equipment, net	70,617	70,116
Goodwill	152,109	152,109
Other assets	187,774	204,556

Total Assets	$60,933,134	$60,267,760

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$24,553,676	$23,992,007
Noninterest-bearing	614,789	586,041

Total deposits	25,168,465	24,578,048
Repurchase agreements	15,100,000	15,100,000
Federal Home Loan Bank of New York advances	14,875,000	14,875,000

Total borrowed funds	29,975,000	29,975,000
Due to brokers	—	100,000
Accrued expenses and other liabilities	246,413	275,560

Total liabilities	55,389,878	54,928,608

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 526,611,096 shares outstanding at June 30, 2010 and 526,493,676 shares outstanding at December 31, 2009	7,415	7,415
Additional paid-in capital	4,694,235	4,683,414
Retained earnings	2,544,987	2,401,606
Treasury stock, at cost; 214,855,459 shares at June 30, 2010 and 214,972,879 shares at December 31, 2009	(1,726,808)	(1,727,579)
Unallocated common stock held by the employee stock ownership plan	(207,234)	(210,237)
Accumulated other comprehensive income, net of tax	230,661	184,533

Total shareholders’ equity	5,543,256	5,339,152

Total Liabilities and Shareholders’ Equity	$60,933,134	$60,267,760

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$426,244	$413,282	$854,405	$827,490
Consumer and other loans	4,654	5,427	9,413	11,417
Mortgage-backed securities held to maturity	92,319	117,285	202,445	239,216
Mortgage-backed securities available for sale	129,790	131,191	251,382	260,174
Investment securities held to maturity	49,627	11,727	96,691	14,085
Investment securities available for sale	5,203	36,616	15,549	79,919
Dividends on Federal Home Loan Bank of New York stock	9,167	12,044	21,540	18,417
Federal funds sold and other overnight deposits	576	187	1,025	363

Total interest and dividend income	717,580	727,759	1,452,450	1,451,081

Interest Expense:
Deposits	95,670	123,254	199,589	262,078
Borrowed funds	304,396	302,108	604,202	602,775

Total interest expense	400,066	425,362	803,791	864,853

Net interest income	317,514	302,397	648,659	586,228

Provision for Loan Losses	50,000	32,500	100,000	52,500

Net interest income after provision for loan losses	267,514	269,897	548,659	533,728

Non-Interest Income:
Service charges and other income	2,584	2,569	4,814	4,694
Gain on securities transactions, net	30,626	24,037	61,394	24,185

Total non-interest income	33,210	26,606	66,208	28,879

Non-Interest Expense:
Compensation and employee benefits	32,789	36,392	66,951	69,123
Net occupancy expense	7,924	7,815	16,271	16,295
Federal deposit insurance assessment	13,300	9,748	25,927	12,364
FDIC special assessment	—	21,098	—	21,098
Other expense	10,583	9,894	21,978	20,861

Total non-interest expense	64,596	84,947	131,127	139,741

Income before income tax expense	236,128	211,556	483,740	422,866

Income tax expense	93,537	83,637	192,264	167,284

Net income	$142,591	$127,919	$291,476	$255,582

Basic earnings per share	$0.29	$0.26	$0.59	$0.52

Diluted earnings per share	$0.29	$0.26	$0.59	$0.52

Weighted Average Number of Common Shares Outstanding:
Basic	492,888,447	486,984,601	492,728,025	487,282,183
Diluted	494,406,802	489,447,012	494,807,046	490,760,670
See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
	(In thousands, except per share data)

Common stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,683,414	4,641,571
Stock option plan expense	5,156	6,934
Tax benefit from stock plans	300	10,932
Allocation of ESOP stock	3,450	2,866
RRP stock granted	(145)	(6,771)
Vesting of RRP stock	2,060	2,325

Balance at end of period	4,694,235	4,657,857

Retained earnings:
Balance at beginning of year	2,401,606	2,196,235
Net income	291,476	255,582
Dividends paid on common stock ($0.30 and $0.29 per share, respectively)	(147,876)	(141,409)
Exercise of stock options	(219)	(14,959)

Balance at end of period	2,544,987	2,295,449

Treasury stock:
Balance at beginning of year	(1,727,579)	(1,737,838)
Purchase of common stock	—	(43,460)
Exercise of stock options	1,090	20,603
Vesting of RRP stock	(464)	—
RRP stock granted	145	6,771

Balance at end of period	(1,726,808)	(1,753,924)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(210,237)	(216,244)
Allocation of ESOP stock	3,003	3,004

Balance at end of period	(207,234)	(213,240)

Accumulated other comprehensive income(loss):
Balance at beginning of year	184,533	47,657

Net unrealized gains on securities available for sale arising during period, net of tax expense of $56,577 and $81,025 in 2010 and 2009, respectively	81,922	117,322
Reclassification adjustment for gains in net income, net of tax of expense of $25,079 and $9,880 in 2010 and 2009, respectively	(36,314)	(14,305)
Pension and other postretirement benefits adjustment, net of tax(expense) benefit of $(359) and $667 for 2010 and 2009, respectively	520	(966)

Other comprehensive income, net of tax	46,128	102,051

Balance at end of period	230,661	149,708

Total shareholders’ equity	$5,543,256	$5,143,265

Summary of comprehensive income
Net income	$291,476	$255,582
Other comprehensive income, net of tax	46,128	102,051

Total comprehensive income	$337,604	$357,633

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
	(In thousands)
Cash Flows from Operating Activities:
Net income	$291,476	$255,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	44,547	31,284
Provision for loan losses	100,000	52,500
Gains on securities transactions, net	(61,394)	(24,185)
Share-based compensation, including committed ESOP shares	13,205	15,129
Deferred tax benefit	(25,499)	(22,800)
Decrease (increase) in accrued interest receivable	20,541	(3,326)
Decrease (increase) in other assets	9,917	(4,830)
(Decrease) increase in accrued expenses and other liabilities	(28,627)	16,453

Net Cash Provided by Operating Activities	364,166	315,807

Cash Flows from Investing Activities:
Originations of loans	(2,830,953)	(2,968,573)
Purchases of loans	(542,218)	(1,882,868)
Principal payments on loans	2,903,774	3,502,888
Principal collection of mortgage-backed securities held to maturity	2,502,695	945,047
Purchases of mortgage-backed securities held to maturity	(172,434)	(1,700,259)
Principal collection of mortgage-backed securities available for sale	2,078,875	999,410
Purchases of mortgage-backed securities available for sale	(5,838,155)	(1,700,850)
Proceeds from sales of mortgage backed securities available for sale	1,150,318	785,594
Proceeds from maturities and calls of investment securities held to maturity	1,950,005	50,000
Purchases of investment securities held to maturity	(3,002,011)	(2,040,629)
Proceeds from maturities and calls of investment securities available for sale	750,000	2,222,206
Proceeds from sales of investment securities available for sale	—	317
Purchases of investment securities available for sale	—	(1,031,300)
Purchases of Federal Home Loan Bank of New York stock	(8,422)	(62,522)
Redemption of Federal Home Loan Bank of New York stock	—	51,075
Purchases of premises and equipment, net	(4,928)	(3,814)
Net proceeds from sale of foreclosed real estate	13,379	8,841

Net Cash Used in Investment Activities	(1,050,075)	(2,825,437)

Cash Flows from Financing Activities:
Net increase in deposits	590,417	3,228,223
Proceeds from borrowed funds	—	750,000
Principal payments on borrowed funds	—	(950,000)
Dividends paid	(147,876)	(141,409)
Purchases of treasury stock	—	(43,460)
Exercise of stock options	871	5,644
Tax benefit from stock plans	300	10,932

Net Cash Provided by Financing Activities	443,712	2,859,930

Net (decrease) increase in Cash and Cash Equivalents	(242,197)	350,300
Cash and Cash Equivalents at Beginning of Year	561,201	261,811

Cash and Cash Equivalents at End of Period	$319,004	$612,111

Supplemental Disclosures:
Interest paid	$799,321	$864,908

Loans transferred to foreclosed real estate	$25,038	$8,068

Income tax payments	$263,987	$186,846

See accompanying notes to unaudited consolidated financial statements.

1. Organization
Hudson City Bancorp, Inc. (“Hudson City Bancorp” or the “Company”) is a Delaware corporation and is the savings and loan holding company for Hudson City Savings Bank and its subsidiaries (“Hudson City Savings”). Each of Hudson City Savings and the Company is currently subject to the regulation and examination of the Office of Thrift Supervision (“OTS”).
On March 4, 2010, Hudson City Savings filed an application (the “Application”) with the Office of the Comptroller of the Currency (“OCC”) to convert from a federally chartered stock savings bank to a national bank (the “Conversion”). If the Application is approved, Hudson City Savings will no longer be a federal savings bank subject to the regulation and examination of the OTS and will become a national bank subject to the regulation and examination of the OCC. In addition, the Company will cease being a savings and loan holding company subject to the regulation and supervision of the OTS and will become a bank holding company subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the “FRB”). We cannot provide assurance as to whether the Application will be approved or the timing of any approval.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act, among other things, effectively merges the OTS into the OCC, with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, and the FRB assuming all functions and authority from the OTS relating to savings and loan holding companies.
Whether the aforementioned application is approved by the OCC or upon implementation of the Reform Act, Hudson City Savings will be regulated by the OCC and the Company will be regulated by the FRB. However, the Company does not expect its business or operations to be materially affected by either the approval of the Application or the implementation of the Reform Act.
2. Basis of Presentation
The accompanying consolidated financial statements include the accounts of Hudson City Bancorp and its wholly-owned subsidiary, Hudson City Savings.
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2010. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate.
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

3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2010			2009
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$142,591			$127,919

Basic earnings per share:
Income available to common stockholders	$142,591	492,888	$0.29	$127,919	486,985	$0.26

Effect of dilutive common stock equivalents	—	1,519		—	2,462

Diluted earnings per share:
Income available to common stockholders	$142,591	494,407	$0.29	$127,919	489,447	$0.26

	For the Six Months Ended June 30,
	2010			2009
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$291,476			$255,582

Basic earnings per share:
Income available to common stockholders	$291,476	492,728	$0.59	$255,582	487,282	$0.52

Effect of dilutive common stock equivalents	—	2,079		—	3,479

Diluted earnings per share:
Income available to common stockholders	$291,476	494,807	$0.59	$255,582	490,761	$0.52

4. Securities
The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at June 30, 2010 and December 31, 2009 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2010
Investment Securities:
United States government-sponsored enterprises debt	$354,710	$4,966	$—	$359,676
Equity securities	6,767	494	—	7,261

Total investment securities available for sale	361,477	5,460	—	366,937

Mortgage-backed securities:
GNMA pass-through certificates	1,985,286	40,217	—	2,025,503
FNMA pass-through certificates	6,495,519	168,133	—	6,663,652
FHLMC pass-through certificates	4,028,549	202,925	—	4,231,474
FHLMC and FNMA – REMICs	896,765	13,250	(5,000)	905,015

Total mortgage-backed securities available for sale	$13,406,119	$424,525	$(5,000)	$13,825,644

December 31, 2009
Investment securities:
United States government-sponsored enterprises debt	$1,104,699	$1,890	$(18,424)	$1,088,165
Equity securities	6,770	305	—	7,075

Total investment securities available for sale	1,111,469	2,195	(18,424)	1,095,240

Mortgage-backed securities:
GNMA pass-through certificates	1,257,590	13,365	(881)	1,270,074
FNMA pass-through certificates	3,782,198	128,429	(3,259)	3,907,368
FHLMC pass-through certificates	4,655,629	232,697	—	4,888,326
FHLMC and FNMA – REMICs	1,057,007	5,938	(12,182)	1,050,763

Total mortgage-backed securities available for sale	$10,752,424	$380,429	$(16,322)	$11,116,531

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at June 30, 2010 and December 31, 2009 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2010
Investment securities:
United States government-sponsored enterprises debt	$5,139,694	$27,991	$—	$5,167,685
Municipal bonds	100	—	—	100

Total investment securities held to maturity	5,139,794	27,991	—	5,167,785

Mortgage-backed securities:
GNMA pass-through certificates	105,266	2,825	—	108,091
FNMA pass-through certificates	1,972,997	111,633	—	2,084,630
FHLMC pass-through certificates	3,553,869	195,289	—	3,749,158
FHLMC and FNMA – REMICs	1,987,864	64,624	(10,511)	2,041,977

Total mortgage-backed securities held to maturity	$7,619,996	$374,371	$(10,511)	$7,983,856

December 31, 2009
Investment securities:
United States government-sponsored enterprises debt	$4,187,599	$915	$(117,614)	$4,070,900
Municipal bonds	105	—	—	105

Total investment securities held to maturity	4,187,704	915	(117,614)	4,071,005

Mortgage-backed securities:
GNMA pass-through certificates	112,019	2,769	(1)	114,787
FNMA pass-through certificates	2,510,095	106,509	—	2,616,604
FHLMC pass-through certificates	4,764,429	231,356	(3)	4,995,782
FHLMC and FNMA – REMICs	2,577,011	37,119	(16,472)	2,597,658

Total mortgage-backed securities held to maturity	$9,963,554	$377,753	$(16,476)	$10,324,831

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2010

Held to maturity:
FHLMC and FNMA – REMIC’s	$678,705	(8,365)	$153,133	$(2,146)	$831,838	$(10,511)

Total temporarily impaired securities held to maturity	678,705	(8,365)	153,133	(2,146)	831,838	(10,511)

Available for sale:
FHLMC and FNMA – REMIC’s	167,958	(660)	104,119	(4,340)	272,077	(5,000)

Total temporarily impaired securities available for sale	167,958	(660)	104,119	(4,340)	272,077	(5,000)

Total	$846,663	$(9,025)	$257,252	$(6,486)	$1,103,915	$(15,511)

December 31, 2009

Held to maturity:
United States goverment-sponsored enterprises debt	$3,930,974	$(117,614)	$—	$—	$3,930,974	$(117,614)
GNMA pass-through certificates	—	—	582	(1)	582	(1)
FHLMC pass-through certificates	642	(2)	52	(1)	694	(3)
FHLMC and FNMA – REMICs	617,463	(10,747)	171,031	(5,725)	788,494	(16,472)

Total temporarily impaired securities held to maturity	4,549,079	(128,363)	171,665	(5,727)	4,720,744	(134,090)

Available for sale:
United States goverment-sponsored enterprises debt	472,545	(7,263)	263,730	(11,161)	736,275	(18,424)
GNMA pass-through certificates	156,668	(878)	19,690	(3)	176,358	(881)
FNMA pass-through certificates	694,543	(3,259)	—	—	694,543	(3,259)
FHLMC and FNMA – REMICs	476,797	(12,182)	—	—	476,797	(12,182)

Total temporarily impaired securities available for sale	1,800,553	(23,582)	283,420	(11,164)	2,083,973	(34,746)

Total	$6,349,632	$(151,945)	$455,085	$(16,891)	$6,804,717	$(168,836)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. We only purchase securities issued by U.S. government-sponsored enterprises (“GSEs”) and do not own any unrated or private label securities or other high-risk securities such as those backed by sub-prime loans. Accordingly, it is expected that the securities would not be settled at a price less than the Company’s amortized cost basis. We consider these investments to be temporarily impaired at June 30, 2010 and December 31, 2009 since the decline in market value is attributable to changes in interest rates and not credit quality, the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity, and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of the remaining amortized cost basis. As a result no impairment loss was recognized during the six months ended June 30, 2010 or for the year ended December 31, 2009.
The amortized cost and estimated fair market value of our securities held to maturity and available-for-sale at June 30, 2010, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost		Estimated
	Mortgage-backed	Investment	Fair Market
	securities	securities	Value
	(In thousands)
Held to Maturity:
Due in one year or less	$71	$100	$170
Due after one year through five years	371	—	395
Due after five years through ten years	12,350	1,749,117	1,771,600
Due after ten years	7,607,204	3,390,577	11,379,476

Total held to maturity	$7,619,996	$5,139,794	$13,151,641

Available for Sale:
Due after five years through ten years	$—	$99,910	$100,188
Due after ten years	13,406,119	254,800	14,085,132

Total available for sale	$13,406,119	$354,710	$14,185,320

Sales of mortgage-backed securities available-for-sale amounted to $1.09 billion and $761.1 million for the six months ended June 30, 2010 and 2009, respectively, resulting in realized gains of $61.4 million and $24.0 million for the same respective periods. There were no sales of investment securities available-for-sale or held to maturity during the six months ended June 30, 2010. There were sales of $168,000 of investment securities available-for-sale during the six months ended June 30, 2009. Gross realized gains on sales and calls of investment securities available-for-sale were $148,000 during the first six months of 2009. Gains and losses on the sale of all securities are determined using the specific identification method.
5. Stock Repurchase Programs
Under our previously announced stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market and through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock, which may be reissued for general corporate use. We have not purchased any of our common shares during the six months ended June 30, 2010. As of June 30, 2010, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.
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
We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at June 30, 2010 and December 31, 2009. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.
In accordance with ASC Topic 820, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by GSEs. The fair values for substantially all of these securities are obtained from an independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. We also own equity securities with a carrying value of $7.3 million and $7.1 million at June 30, 2010 and December 31, 2009, respectively, for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

		Fair Value Measurements at June 30, 2010 using
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$13,825,644	$—	$13,825,644	$—
U.S. government-sponsored enterprises debt	359,676	—	359,676	—

Total available for sale debt securities	$14,185,320	$—	$14,185,320	$—

Available for sale equity securities:
Financial services industry	$7,261	$7,261	$—	$—

Total available for sale equity securities	7,261	7,261	—	—

Total available for sale securities	$14,192,581	$7,261	$14,185,320	$—

		Fair Value Measurements at December 31, 2009 using
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$11,116,531	$—	$11,116,531	$—
U.S. government-sponsored enterprises debt	1,088,165	—	1,088,165	—

Total available for sale debt securities	12,204,696	—	12,204,696	—

Available for sale equity securities:
Financial services industry	$7,075	$7,075	$—	$—

Total available for sale equity securities	7,075	7,075	—	—

Total available for sale securities	$12,211,771	$7,075	$12,204,696	$—

Assets that were measured at fair value on a non-recurring basis at June 30, 2010 were limited to non-performing commercial and construction loans that are collateral dependent and foreclosed real estate. Commercial and construction loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $11.4 million and $11.2 million at June 30, 2010 and December 31, 2009, respectively. Based on this evaluation, we established an allowance for loan losses of $2.7 million and $2.1 million for those same respective periods. The provision for loan losses related to these loans amounted to $659,000 and $484,000 for the first six months of 2010 and 2009. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs. Since all of our impaired loans at June 30, 2010 are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate at June 30, 2010 and December 31, 2009 amounted to $21.7 million and $16.7 million, respectively. During the first six months of 2010 and 2009, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $2.8 million and $1.8 million, respectively. Write downs and net loss on sale related to foreclosed real estate that were charged to non-interest expense amounted to $1.5 million and $1.6 million for those same respective periods.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009.

	Fair Value Measurements at June 30, 2010 using
	Quoted Prices in Active	Significant Other	Significant	Total
	Markets for Identical	Observable Inputs	Unobservable Inputs	Gains
Description	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
	(In thousands)
Impaired loans	$—	$—	$11,369	$—
Foreclosed real estate	—	—	21,690	(1,545)

	Fair Value Measurments at December 31, 2009 using
	Quoted Prices in Active	Significant Other	Significant	Total
	Markets for Identical	Observable Inputs	Unobservable Inputs	Gains
Description	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
	(In thousands)
Impaired loans	$—	$—	$11,178	$—
Foreclosed real estate	—	—	16,736	(2,365)
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
The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows, assuming future prepayments and using market rates for new loans with comparable credit risk. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10.

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
The estimated fair value of Hudson City Bancorp’s financial instruments are summarized as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$138,112	$138,112	$198,752	$198,752
Federal funds sold	180,892	180,892	362,449	362,449
Investment securities held to maturity	5,139,794	5,167,785	4,187,704	4,071,005
Investment securities available for sale	366,937	366,937	1,095,240	1,095,240
Federal Home Loan Bank of New York stock	883,190	883,190	874,768	874,768
Mortgage-backed securities held to maturity	7,619,996	7,983,856	9,963,554	10,324,831
Mortgage-backed securities available for sale	13,825,644	13,825,644	11,116,531	11,116,531
Loans	32,062,829	34,140,676	31,721,154	32,758,247

Liabilities:
Deposits	25,168,465	25,336,324	24,578,048	24,913,407
Borrowed funds	29,975,000	33,057,806	29,975,000	32,485,513
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

The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended June 30,
	Retirement Plans		Other Benefits
	2010	2009	2010	2009
	(In thousands)
Service cost	$1,018	$1,003	$152	$234
Interest cost	2,076	1,863	476	529
Expected return on assets	(2,914)	(1,939)	—	—
Amortization of:
Net loss	680	824	66	128
Unrecognized prior service cost	85	85	(391)	(391)

Net periodic benefit cost	$945	$1,836	$303	$500

	For the Six Months Ended June 30,
	Retirement Plans		Other Benefits
	2010	2009	2010	2009
	(In thousands)
Service cost	$2,036	$2,006	$304	$468
Interest cost	4,152	3,726	952	1,058
Expected return on assets	(5,828)	(3,878)	—	—
Amortization of:
Net loss	1,360	1,648	132	256
Unrecognized prior service cost	170	170	(782)	(782)

Net periodic benefit cost	1,890	3,672	606	1,000

We made no contributions to the pension plans during the first six months of 2010 or 2009.
8. Stock-Based Compensation
Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	For the Six Months Ended June 30,
	2010		2009
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	24,262,692	$12.51	26,728,119	$10.35
Granted	4,195,000	13.13	3,375,000	12.11
Exercised	(126,387)	6.53	(2,564,264)	2.18
Forfeited	(47,500)	14.79	—	—

Outstanding at end of period	28,283,805	12.63	27,538,855	11.33

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
During 2010, the Committee authorized stock option grants (the “2010 grants”) pursuant to the SIP Plan for 4,195,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 3,700,000 will vest in January 2013 if certain financial performance measures are met and employment continues through the vesting date (the “2010 Performance Options”). The remaining 495,000 options will vest between January 2011 (the “2010 Retention Options”) and April 2011. The 2010 grants have an expiration period of ten years. We have determined that it is probable these performance measures will be met and have therefore recorded compensation expense for the 2010 grants in 2010.
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
Compensation expense related to our outstanding stock options amounted to $2.6 million and $3.2 million for the three months ended June 30, 2010 and 2009, respectively, and $5.2 million and $6.9 million, for the six months ended June 30, 2010 and 2009, respectively.
Stock Awards
During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the SIP Plan for 847,750 shares of our common stock. These shares were issued from treasury stock and will vest in annual installments over a three-year period if certain performance measures are met and employment continues through the vesting date. None of these shares may be sold or transferred before their January 2012 vesting date. We have determined that it is probable these performance measures will be met and have therefore recorded compensation expense for the 2009 stock awards in 2010. Expense for the 2009 stock awards is recognized over the vesting period and is based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the

“2010 stock awards”) pursuant to the SIP Plan for 18,000 shares of our common stock. Expense for the 2010 stock awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12. Total compensation expense for stock awards amounted to $870,000 and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and $2.0 million and $2.3 million, for the six months ended June 30, 2010 and 2009, respectively.
9. Recent Accounting Pronouncements
In July 2010, FASB issued an accounting standards update regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This update is effective for interim and annual reporting periods ending on or after December 15, 2010. We do not expect that this accounting standard update will have a material impact on our financial condition, results of operations or financial statement disclosures.
In April 2010, FASB issued an accounting standards update regarding the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset. This update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. This update is effective in the first interim or annual period ending on or after July 15, 2010. We do not expect that this accounting standard update will have a material impact on our financial condition, results of operations or financial statement disclosures.
In January 2010, FASB issued an accounting standards update regarding disclosure requirements for fair value measurement. This update provides amendments to fair value measurement that require new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also provides amendments clarifying level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The effective portions of this accounting standards update did not affect our financial condition, results of operations or financial statement disclosures, and we do not expect that the remaining portions of this accounting standard update will have a material impact on our financial condition, results of operations or financial statement disclosures.
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
We continue to focus on our traditional consumer-oriented business model by growing our franchise through the origination and purchase of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. During the first six months of 2010 we were able to fund substantially all of our loan growth with deposit growth.
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
The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that the economic outlook softened somewhat in the second quarter of 2010 but that the economy is continuing to grow although at a slower pace than anticipated. The national unemployment rate decreased to 9.5% in June 2010 as compared to 9.7% in March 2010 and 10.0% in December 2009. Although there has been recent improvement in the economy, the FOMC decided to maintain the overnight lending rate at zero to 0.25% during the second quarter of 2010. As a result, short-term market interest rates have remained at low levels during the second quarter of 2010. This allowed us to continue to re-price our short-term deposits thereby reducing our cost of funds. The yields on mortgage-related assets have also remained at relatively low levels as the 10 year treasury fell below 3.00% during the second quarter of 2010. Our net interest rate spread remained unchanged at 1.89% for the second quarter of 2010 as compared to the second quarter of 2009 and our net interest margin decreased to 2.13% for the second quarter of 2010 as compared to 2.20% for the linked first quarter of 2010 and 2.18% for the second quarter of 2009. While our deposits continued to reprice to lower rates during the second quarter of 2010, the low market interest rates resulted in lower yields on our mortgage-related interest-earning assets as customers refinanced to lower mortgage rates and our new loan production and asset purchases were at the current low market interest rates. Mortgage-related assets represented 87.8% of our average interest-earning assets during the second quarter of 2010.
On March 4, 2010, Hudson City Savings filed the Application with the OCC to convert from a federally chartered stock savings bank to a national bank. If the Application is approved, Hudson City Savings will no longer be a federal savings bank subject to the regulation and examination of the OTS and will become a national bank subject to the regulation and examination of the OCC. In addition, the Company will cease being a savings and loan holding company subject to the regulation and supervision of the OTS and will become a bank holding company subject to the regulation and supervision of the Board of Governors of the FRB. We cannot provide assurance as to whether the Application will be approved or the timing of any approval.

On July 21, 2010, President Obama signed the Reform Act. The Reform Act, among other things, effectively merges the OTS into the OCC, with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, and the FRB assuming all functions and authority from the OTS relating to savings and loan holding companies.
Whether the aforementioned application is approved by the OCC or upon implementation of the Reform Act, Hudson City Savings will be regulated by the OCC and the Company will be regulated by the FRB. See “Risk Factors – The adoption of regulatory reform legislation may have a material effect on our operations and capital requirements.”
Net income amounted to $142.6 million for the second quarter of 2010, as compared to $127.9 million for the second quarter of 2009. Net income increased 14.1% for the first six months of 2010 to $291.5 million as compared to $255.6 million for the first six months of 2009. The increase in net income reflects an increase in net interest income, an increase in realized gains from securities transactions and the absence of the FDIC special assessment offset, in part, by significantly higher deposit insurance fees as well as a higher provision for loan losses.
For the quarter ended June 30, 2010, our annualized return on average assets and average shareholders’ equity were 0.93% and 10.42%, respectively, as compared to 0.91% and 9.98%, respectively, for the corresponding period in 2009. For the six months ended June 30, 2010, our annualized return on average assets and average shareholders’ equity were 0.96% and 10.69%, respectively, as compared to 0.92% and 10.09%, respectively, for the corresponding period in 2009. The increases in our return on average equity and average assets are due primarily to the increase in our net income for the three and six months ended June 30, 2010 as compared to the same periods in 2009.
Net interest income increased $15.1 million, or 5.0%, to $317.5 million for the second quarter of 2010 as compared to $302.4 million for the second quarter of 2009. Net interest income increased primarily as a result of the growth in the average balance of our mortgage loan portfolio which is our highest-yielding interest-earning asset. During the second quarter of 2010, our net interest rate spread remained unchanged at 1.89% and our net interest margin decreased 5 basis points to 2.13% for the second quarter of 2010 from 2.18% for the second quarter of 2009. Our net interest margin decreased during the second quarter of 2010 as the average yield on interest-earning assets and the average cost of interest-bearing liabilities both decreased while the average balance of interest-earning assets increased. Net interest income increased $62.5 million, or 10.7%, to $648.7 million for the first six months of 2010 as compared to $586.2 million for the same period in 2009. During the first six months of 2010, our net interest rate spread increased 12 basis points to 1.93% and our net interest margin increased 5 basis points to 2.17% as compared to 2.12% for the same period in 2009.
The provision for loan losses amounted to $50.0 million for the second quarter of 2010 and $100.0 million for the six months ended June 30, 2010 as compared to $32.5 million and $52.5 million for the same respective periods in 2009. The increase in the provision for loan losses for the quarter ended June 30, 2010 and the resulting increase in the allowance for loan losses (“ALL”) is due primarily to the increase in non-performing loans during the first six months of 2010, continuing elevated levels of unemployment and an increase in net charge-offs. In addition, although home prices appear to have started to stabilize, they are still declining slightly in our primary lending market. Non-performing loans were $790.1 million or 2.46% of total loans at June 30, 2010 as compared to $627.7 million or 1.98% of total loans at December 31, 2009. While national economic activity appears to be showing signs of improvement, the continued high unemployment levels have negatively impacted the financial condition of residential borrowers and their ability to remain current on their mortgage loans. As a result, we experienced increases in loan delinquencies and loan loss experience, which resulted in increased levels of charge-offs. These factors contributed to an increase in our provision for loan losses for the first six months of 2010 and resulted in an increase in our ALL.
Total non-interest income was $33.2 million for the second quarter of 2010 as compared to $26.6 million for the same quarter in 2009. Included in non-interest income were net gains on securities transactions of $30.6 million, which resulted from the sale of $515.2 million of mortgage-backed securities available-for-sale. Total non-interest income for the six months ended June 30, 2010 was $66.2 million compared with $28.9 million for the comparable period in 2009. Included in non-interest income for the six months ended June 30, 2010 were net gains on securities transactions of $61.4 million which resulted from the sale of $1.09 billion of mortgage-backed securities available-for-sale. Included in non-interest income for the six months ended June 30, 2009 were net gains on securities transactions of $24.2 million substantially all of which resulted from the sale of $761.6 million of mortgage-backed securities available-for-sale.
Total non-interest expense decreased $20.3 million, or 23.9%, to $64.6 million for the second quarter of 2010 from $84.9 million for the second quarter of 2009. The decrease is primarily due to the absence of the Federal Deposit Insurance Corporation (“FDIC”) special assessment of $21.1 million that was assessed during the second quarter of 2009 and a $3.6 million decrease in compensation and employee benefits expense, primarily due to a decrease in stock benefit plan expense. These decreases were partially offset by an increase of $3.6 million in federal deposit insurance expense. Total non-interest expense decreased $8.6 million, or 6.2%, to $131.1 million for the first six months of 2010 from $139.7 million for the first six months of 2009 due primarily to the absence of the FDIC special assessment of $21.1 million and a $2.1 million decrease in compensation and employee benefits expense, primarily due to a decrease in stock benefit plan expense. These decreases were partially offset by an increase of $13.5 million in Federal deposit insurance expense.
We grew our assets by 1.1% to $60.93 billion at June 30, 2010 from $60.27 billion at December 31, 2009. However, total assets decreased $298.5 million from March 31, 2010. Our growth rate slowed during the first six months of 2010 as loan repayments and prepayments on mortgage-backed securities remained at elevated levels. During this same time period, available reinvestment yields on the types of assets in which we invest also decreased. We lowered our deposit rates beginning in the first quarter of 2010 to slow our deposit growth from 2009 levels since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve.
Loans increased $341.7 million to $32.06 billion at June 30, 2010 from $31.72 billion at December 31, 2009. Our loan production was $3.37 billion for the first six months of 2010 partially offset by $2.90 billion in principal repayments. Loan origination activity continues to be strong as a result of an increase in mortgage refinancing caused by market interest rates that remain at near-historic lows. The refinancing activity has also caused increased levels of repayments to continue in 2010 as some of our customers refinanced with other banks.
Total securities increased $589.4 million to $26.95 billion at June 30, 2010 from $26.36 billion at December 31, 2009. The increase in securities was primarily due to purchases of mortgage-backed and investment securities of

$6.01 billion and $3.00 billion, respectively, partially offset by principal collections on mortgage-backed securities of $4.58 billion and sales of mortgage-backed securities of $1.09 billion and calls of investment securities of $2.70 billion. The securities purchased were all issued by GSEs. Total securities decreased $166.6 million from March 31, 2010 as we slowed our growth rate from the 2009 levels since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve.
The increase in our total assets during the first six months of 2010 was funded primarily by an increase in customer deposits. Deposits increased $590.4 million to $25.17 billion at June 30, 2010 from $24.58 billion at December 31, 2009. The increase in deposits was attributable to growth in our time deposits and money market accounts. Borrowed funds remained unchanged at $29.98 billion at June 30, 2010.
Comparison of Financial Condition at June 30, 2010 and December 31, 2009
During the first six months of 2010, our total assets increased $665.4 million, or 1.1%, to $60.93 billion at June 30, 2010 from $60.27 billion at December 31, 2009. The increase in total assets reflected a $365.6 million increase in total mortgage-backed securities and a $341.7 million increase in net loans. Total assets decreased $298.5 million from March 31, 2010 as mortgage refinancing activity caused an increase in loan repayments and prepayments on mortgage-backed securities remained at elevated levels. During this same time period, available reinvestment yields on these types of assets also decreased. We lowered our deposit rates beginning in the first quarter of 2010 to slow our deposit growth from the 2009 levels since the low yields that are available to us for mortgage loans and investment securities have made a growth strategy less prudent until market conditions improve.
The increase in loans reflects our historical focus on loan portfolio growth through the origination of one- to four-family first mortgage loans in New Jersey, New York, Pennsylvania and Connecticut and, to a lesser extent, the continued purchase of mortgage loans. We are a portfolio lender and do not sell loans in the secondary market or to the GSEs. During the first six months of 2010, we originated $2.83 billion and purchased $542.2 million of loans, compared to originations of $2.97 billion and purchases of $1.88 billion for the comparable period in 2009. The origination and purchases of loans were partially offset by principal repayments of $2.90 billion in the first six months of 2010 as compared to $3.50 billion for the first six months of 2009. Loan origination activity continues to be strong as a result of an increase in mortgage refinancing caused by market interest rates that remain at near-historic lows. The refinancing activity has also caused increased levels of repayments to continue in 2010 as some of our customers refinanced with other banks. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, the sellers we have historically purchased loans from are selling to the GSEs. We expect that the amount of loan purchases may continue to be at reduced levels for the near-term.
Our first mortgage loan originations and purchases during the first six months of 2010 were substantially all in one-to four-family mortgage loans. Approximately 58.0% of mortgage loan originations for the first six months of 2010 were variable-rate loans as compared to approximately 45.0% for the comparable period in 2009. Approximately 73.0% of mortgage loans purchased for the six months ended June 30, 2010 were fixed-rate mortgage loans. Fixed-rate mortgage loans accounted for 67.3% of our first mortgage loan portfolio at June 30, 2010 and 69.1% at December 31, 2009.
Non-performing loans amounted to $790.1 million, or 2.46%, of total loans at June 30, 2010 as compared to $627.7 million, or 1.98%, of total loans at December 31, 2009.
Total mortgage-backed securities increased $365.6 million to $21.45 billion at June 30, 2010 from $21.08 billion at December 31, 2009. This increase in total mortgage-backed securities resulted from the purchase of $6.01 billion of mortgage-backed securities issued by GSEs, substantially all of which were adjustable-rate. The increase was partially offset by repayments of $4.58 billion and sales of $1.09 billion. At June 30, 2010, variable-rate mortgage-backed securities accounted for 78.6% of our portfolio compared with 70.7% at December 31, 2009. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our loan portfolio includes a concentration of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations. Total mortgage-backed securities decreased $327.8 million from March 31, 2010 as we slowed our growth rate from the 2009 levels since the low yields that are available to us for mortgage loans and investment securities have made a growth strategy less prudent until market conditions improve.
Total investment securities increased $223.8 million to $5.51 billion at June 30, 2010 as compared to $5.28 billion at December 31, 2009. The increase in investment securities is primarily due to purchases of $3.00 billion, substantially offset by calls of investment securities of $2.70 billion.
Since we invest primarily in securities issued by GSEs, there were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.
Total cash and cash equivalents decreased $242.2 million to $319.0 million at June 30, 2010 as compared to $561.2 million at December 31, 2009. Other assets decreased $16.8 million to $187.8 million at June 30, 2010 as compared to $204.6 million at December 31, 2009.
Total liabilities increased $461.3 million, or 0.8%, to $55.39 billion at June 30, 2010 from $54.93 billion at December 31, 2009 due to an increase in deposits.
Total deposits increased $590.4 million, or 2.4%, to $25.17 billion at June 30, 2010 as compared to $24.58 billion at December 31, 2009. The increase in total deposits reflected a $386.1 million increase in our interest-bearing transaction accounts and savings accounts, a $159.9 million increase in our time deposits, and a $15.7 million increase in our money market checking accounts. The increase in our interest-bearing transaction accounts is primarily due to a $310.0 million increase in our High Value checking account product. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. Our deposit growth slowed during the first six months of 2010. During the second quarter of 2010, deposits decreased by $220.3 million from March 31, 2010. We lowered our deposit rates to slow our deposit growth from the 2009 levels since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve. We had 134 branches at June 30, 2010 as compared to 131 branches at December 31, 2009.
Borrowings amounted to $29.98 billion at June 30, 2010, unchanged from December 31, 2009. During the first six months of 2010, we modified $3.18 billion of borrowings to extend the call dates of the borrowings by at least four years, thereby reducing our interest rate risk in a rising interest rate environment and the amount of borrowings that may be called in any one quarter. Borrowed funds at June 30, 2010 were comprised of $14.88 billion of FHLB advances and $15.10 billion of securities sold under agreements to repurchase.
Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial no-call period of one to five years with a final maturity of ten years. We have used this type of borrowing primarily to fund our loan growth because these borrowings have a longer duration than shorter-term non-callable borrowings and have a lower cost than a non-callable borrowing with a maturity date similar to the initial call date of the callable borrowing. At June 30, 2010, we had $22.53 billion of borrowed funds with call dates within one year. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be called and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be called at their next call date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be called will not increase substantially unless interest rates were to increase by at least 300 basis points.
The Company has two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act. Mortgage-backed securities with an amortized cost of approximately $114.5 million are pledged as collateral for these borrowings and we have demanded the return of this collateral. We believe that we have the legal right to setoff our obligation to repay the borrowings against our right to the return of the mortgage-backed securities pledged as collateral. As a result, we believe that our potential economic loss from Lehman Brother’s failure to return the collateral is limited to the excess market value of the collateral over the $100 million repurchase price. We intend to pursue full recovery of the pledged collateral in accordance with the contractual terms of the repurchase agreements. There can be no assurances that the final settlement of this transaction will result in the full recovery of the collateral or the full amount of the claim. We have not recognized a loss in our financial statements related to these repurchase agreements as we have concluded that a loss in neither probable or estimable at June 30, 2010.
Other liabilities decreased to $246.4 million at June 30, 2010 as compared to $275.6 million at December 31, 2009. The decrease is primarily the result of a decrease in accrued taxes of $33.0 million.
Total shareholders’ equity increased $204.1 million to $5.54 billion at June 30, 2010 from $5.34 billion at December 31, 2009. The increase was primarily due to net income of $291.5 million for the six months ended June 30, 2010 and a $46.2 million increase in accumulated other comprehensive income primarily due to an increase in the net unrealized gain on securities available-for-sale. These increases to shareholders’ equity were partially offset by cash dividends paid to common shareholders of $147.9 million. The accumulated other comprehensive income of $230.7 million at June 30, 2010 included a $251.4 million after-tax net unrealized gain on securities available-for-sale ($425.0 million pre-tax) partially offset by a $20.7 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans.
As of June 30, 2010, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the first six months of 2010. Our capital ratios remain in excess of the regulatory requirements for a well-capitalized bank. See “Liquidity and Capital Resources.”
At June 30, 2010, our shareholders’ equity to asset ratio was 9.10% compared with 8.86% at December 31, 2009. For the six months ended June 30, 2010, the ratio of average shareholders’ equity to average assets was 8.96% compared with 9.08% for the six months ended June 30, 2009. The slightly lower equity-to-assets ratios reflect our asset growth during the second half of 2009 and the first half of 2010 as well as the payment of dividends. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $11.25 at June 30, 2010 and $10.85 at December 31,

2009. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $10.93 as of June 30, 2010 and $10.53 at December 31, 2009.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2010 and 2009
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended June 30, 2010 and 2009. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2010				2009
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
			(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$31,614,795	$426,244	5.39%		$29,693,723	$413,282	5.57%
Consumer and other loans	349,749	4,654	5.32		386,060	5,427	5.62
Federal funds sold and other overnight deposits	886,378	576	0.26		477,376	187	0.16
Mortgage-backed securities at amortized cost	20,570,629	222,109	4.32		19,640,390	248,476	5.06
Federal Home Loan Bank stock	882,819	9,167	4.15		879,323	12,044	5.48
Investment securities, at amortized cost	5,109,046	54,830	4.29		4,180,303	48,343	4.63

Total interest-earning assets	59,413,416	717,580	4.83		55,257,175	727,759	5.27

Noninterest-earnings assets (4)	1,600,216				1,211,856

Total Assets	$61,013,632				$56,469,031

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$834,784	1,555	0.75		$743,736	1,394	0.75
Interest-bearing transaction accounts	2,374,298	6,288	1.06		1,739,356	8,039	1.85
Money market accounts	5,179,001	12,958	1.00		3,417,795	16,253	1.91
Time deposits	16,302,646	74,869	1.84		14,461,215	97,568	2.71

Total interest-bearing deposits	24,690,729	95,670	1.55		20,362,102	123,254	2.43

Repurchase agreements	15,100,000	154,992	4.12		15,100,934	152,025	4.04
Federal Home Loan Bank of New York advances	14,875,000	149,404	4.03		15,000,178	150,083	4.01

Total borrowed funds	29,975,000	304,396	4.07		30,101,112	302,108	4.03

Total interest-bearing liabilities	54,665,729	400,066	2.94		50,463,214	425,362	3.38

Noninterest-bearing liabilities:
Noninterest-bearing deposits	594,131				544,230
Other noninterest-bearing liabilities	278,876				332,295

Total noninterest-bearing liabilities	873,007				876,525

Total liabilities	55,538,736				51,339,739
Shareholders’ equity	5,474,896				5,129,292

Total Liabilities and Shareholders’ Equity	$61,013,632				$56,469,031

Net interest income/net interest rate spread (2)		$317,514	1.89			$302,397	1.89

Net interest-earning assets/net interest margin (3)	$4,747,687		2.13%		$4,793,961		2.18%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.09	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $397.8 million and $188.9 million for the quarters ended June 30, 2010 and 2009, respectively.

General. Net income was $142.6 million for the second quarter of 2010, an increase of $14.7 million, or 11.5%, compared with net income of $127.9 million for the second quarter of 2009. Both basic and diluted earnings per common share were $0.29 for the second quarter of 2010 as compared to $0.26 for both basic and diluted earnings per share for the second quarter of 2009. For the second quarter of 2010, our annualized return on average shareholders’ equity was 10.42%, compared with 9.98% for the corresponding period in 2009. Our annualized return on average assets for the second quarter of 2010 was 0.93% as compared to 0.91% for the second quarter of 2009. The increase in the annualized return on average equity and assets is primarily due to the increase in net income during the second quarter of 2010.
Interest and Dividend Income. Total interest and dividend income for the second quarter of 2010 decreased $10.2 million, or 1.4%, to $717.6 million from $727.8 million for the second quarter of 2009. The decrease in total interest and dividend income was primarily due to a decrease of 44 basis points in the annualized weighted-average yield to 4.83% for the quarter ended June 30, 2010 from 5.27% for the same quarter in 2009. The decrease in the annualized weighted-average yield was partially offset by an increase in the average balance of total interest-earning assets of $4.15 billion, or 7.5%, to $59.41 billion for the second quarter of 2010 as compared to $55.26 billion for the second quarter of 2009.
Interest on first mortgage loans increased $12.9 million to $426.2 million for the second quarter of 2010 as compared to $413.3 million for the same quarter in 2009. This was primarily due to a $1.92 billion increase in the average balance of first mortgage loans, which reflected our historical emphasis on the growth of our mortgage loan portfolio. However, during 2010 the growth rate of our mortgage loan portfolio slowed significantly as refinancing activity resulted in continued elevated levels of loan repayments and weak real estate markets resulted in decreased home purchase mortgage activity. In addition, loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, the sellers we have historically purchased loans from are selling to the GSEs. The increase in the average balance of first mortgage loans was partially offset by an 18 basis point decrease in the weighted-average yield to 5.39% from 5.57% for the second quarter of 2009. The decrease in the average yield earned was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. During the first six months of 2010, existing mortgage customers refinanced or modified approximately $1.14 billion in mortgage loans with a weighted average rate of 5.93% to a new weighted average rate of 5.10%. We allow existing customers to modify their mortgage loans, for a fee, with the intent of maintaining our customer relationship in periods of extensive refinancing due to a low interest rate environment. The modification changes the existing interest rate to the market rate for a product currently offered by us with a similar or reduced term. We generally do not extend the maturity date of the loan. To qualify for a modification, the loan should be current and our review of past payment performance should indicate that no payments were past due in any of the 12 preceding months. In general, all other terms and conditions of the existing mortgage remain the same.
Interest on consumer and other loans decreased $773,000 to $4.7 million for the second quarter of 2010 from $5.4 million for the second quarter of 2009. The average balance of consumer and other loans decreased $36.4 million to $349.7 million for the second quarter of 2010 as compared to $386.1 million for the second quarter of 2009 and the average yield earned decreased 30 basis points to 5.32% as compared to 5.62% for the same respective periods.
Interest on mortgage-backed securities decreased $26.4 million to $222.1 million for the second quarter of 2010 from $248.5 million for the second quarter of 2009. This decrease was due primarily to a 74 basis point decrease in the weighted-average yield to 4.32% for the second quarter of 2010 from 5.06% for the second quarter of 2009. The decrease in the weighted-average yield was partially offset by a $930.2 million increase in the average balance of mortgage-backed securities to $20.57 billion during the second quarter of 2010 as compared to $19.64 billion for the second quarter of 2009.
The increases in the average balances of mortgage-backed securities were due to purchases of these securities. We purchase these securities as part of our overall management of interest rate risk and to provide us with a source of monthly cash flows. The decrease in the weighted average yield on mortgage-backed securities is a result of lower yields on securities purchased during the second half of 2009 and the first six months of 2010 when market interest rates were lower than the yield earned on the existing portfolio.
Interest on investment securities increased $6.5 million to $54.8 million during the second quarter of 2010 as compared to $48.3 million for the second quarter of 2009. This increase was due primarily to a $928.7 million increase in the average balance of investment securities to $5.11 billion for the second quarter of 2010 from $4.18 billion for the second quarter of 2009. The impact on interest income from the increase in the average balance of investment securities was partially offset by a decrease in the average yield of investment securities of 34 basis points to 4.29% for the second quarter of 2010 from 4.63% for the second quarter of 2009.
Dividends on FHLB stock decreased $2.8 million, or 23.3%, to $9.2 million for the second quarter of 2010 as compared to $12.0 million for the second quarter of 2009. This decrease was due primarily to a 133 basis point decrease in the average dividend yield earned to 4.15% as compared to 5.48% for the second quarter of 2009. The decrease in dividend income was partially offset by a $3.5 million increase in the average balance to $882.8 million for the second quarter of 2010 as compared to $879.3 million for the same period in 2009.
Interest on Federal funds sold amounted to $576,000 for the second quarter of 2010 as compared to $187,000 for the second quarter of 2009. The average balance of Federal funds sold amounted to $886.4 million for the second quarter of 2010 as compared to $477.4 million for the second quarter of 2009. The yield earned on Federal funds sold was 0.26% for the second quarter of 2010 and 0.16% for the second quarter of 2009. The increase in the average balance of Federal funds sold is a result of liquidity provided by increased levels of repayments on mortgage-related assets and calls of investment securities.
Interest Expense. Total interest expense for the quarter ended June 30, 2010 decreased $25.3 million, or 6.0%, to $400.1 million as compared to $425.4 million for the quarter ended June 30, 2009. This decrease was primarily due to a 44 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 2.94% for the quarter ended June 30, 2010 compared with 3.38% for the quarter ended June 30, 2009. The decrease was partially offset by a $4.21 billion, or 8.3%, increase in the average balance of total interest-bearing liabilities to $54.67 billion for the quarter ended June 30, 2010 compared with $50.46 billion for the second quarter of 2009. This increase in interest-bearing liabilities was primarily used to fund asset growth.
Interest expense on our time deposit accounts decreased $22.7 million to $74.9 million for the second quarter of 2010 as compared to $97.6 million for the second quarter of 2009. This decrease was due to a decrease in the annualized weighted-average cost of 87 basis points to 1.84% for the second quarter of 2010 from 2.71% for the second quarter of 2009 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was partially offset by a $1.84 billion increase in the average balance of time deposit accounts to $16.30 billion for the second quarter of 2010 as compared to $14.46 billion for the second quarter of 2009. Interest expense on money market accounts decreased $3.3 million to $13.0 million for the second quarter of 2010 from $16.3 million for the same period in 2009. This decrease was due to a decrease in the annualized weighted-average cost of 91 basis points to 1.00% for the second quarter of 2010 from 1.91% for the second quarter of 2009. This decrease was partially offset by an increase in the average balance of $1.76 billion to $5.18 billion for the second quarter of 2010 as compared to $3.42 billion for the second quarter of 2009. Interest expense on our interest-bearing transaction accounts decreased $1.7 million to $6.3 million for the second quarter of 2010 from $8.0 million for the same period in 2009. The decrease is due to a 79 basis point decrease in the annualized weighted-average cost to 1.06%, partially offset by a $634.9 million increase in the average balance to $2.37 billion for the second quarter of 2010 as compared to $1.74 billion for the second quarter of 2009.
The increases in the average balances of interest-bearing deposits reflect our expanded branch network and our historical efforts to grow deposits in our existing branches by offering competitive rates. Also, in response to the economic conditions in 2009, we believe that households increased their personal savings and customers sought insured bank deposit products as an alternative to investments such as equity securities and bonds. We believe these factors contributed to our deposit growth. However, during the second quarter of 2010, total deposits decreased $220.3 million from March 31, 2010. We lowered our deposit rates in order to slow our deposit growth from the 2009 levels since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve. The decrease in the average cost of deposits for 2010 reflected lower market interest rates.
Interest expense on borrowed funds increased $2.3 million to $304.4 million for the second quarter of 2010 as compared to $302.1 million for the second quarter of 2009. This increase was primarily due to a 4 basis point increase in the weighted-average cost of borrowed funds to 4.07% for the second quarter of 2010 as compared to 4.03% for the second quarter of 2009 reflecting the incremental cost of the debt modifications. The effect of the increase in the weighted-average cost was partially offset by a $126.1 million decrease in the average balance of borrowed funds to $29.98 billion for the second quarter of 2010 as compared to $30.10 billion for the second quarter of 2009. The slight increase in the average cost of our borrowings is due primarily to our strategy of modifying current borrowings to extend the call dates. The interest rates on modified borrowings are typically between 10 and 25 basis points higher than the interest rate on original borrowings. During the first six months of 2010, we modified $3.18 billion of borrowings to extend the call dates of the borrowings by at least four years, thereby reducing our interest rate risk in a rising interest rate environment. During the year ended December 31, 2009 we modified approximately $1.73 billion of these borrowings.
We have historically used borrowings to fund a portion of the growth in interest-earning assets. However, we were able to fund substantially all of our growth in 2009 and for the first six months of 2010 with deposits. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be called will not increase substantially unless interest rates were to increase by at least 300 basis points. See “Liquidity and Capital Resources.”
Net Interest Income. Net interest income increased $15.1 million, or 5.0%, to $317.5 million for the second quarter of 2010 compared with $302.4 million for the second quarter of 2009. Our net interest rate spread was unchanged at 1.89% for the three months ended June 30, 2010 and 2009, respectively. Our net interest margin decreased 5 basis points to 2.13% for the second quarter of 2010 from 2.18% for the same quarter in 2009. While our net interest margin decreased during the second quarter of 2010 as the average yield on interest-earning assets and the average cost of interest-bearing liabilities both decreased while the average balance of interest-earning assets increased, net interest income increased primarily as a result of the growth in the average balance of our mortgage loan portfolio which is our highest-yielding interest-earning asset.
The decrease in our net interest margin was primarily due to the decrease in the weighted-average yield of interest-earning assets. While our deposits continued to reprice to lower rates during the second quarter of 2010, the low market interest rates resulted in lower yields on our mortgage-related interest-earning assets as customers refinanced to lower mortgage rates and our new loan production and asset purchases were at the current low market interest rates. The low market interest rates resulted in increased refinancing activity which caused a decrease in the yield we earned on mortgage-related assets. Mortgage-related assets represented 87.8% of our average interest-earning assets during the second quarter of 2010.
Provision for Loan Losses. The provision for loan losses amounted to $50.0 million for the quarter ended June 30, 2010 as compared to $32.5 million for the quarter ended June 30, 2009. The ALL amounted to $193.0 million at June 30, 2010 and $140.1 million at December 31, 2009. The increase in the provision for loan losses for the quarter ended June 30, 2010 and the resulting increase in the ALL is due primarily to the increase in non-performing loans during the quarter, continuing elevated levels of unemployment and an increase in charge-offs. In addition, although home prices appear to have started to stabilize, they are still declining slightly in our primary lending market. We recorded our provision for loan losses during the first six months of 2010 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. The average LTV ratio of our 2010 first mortgage loan originations and our total first mortgage loan portfolio were 60.5% and 60.6%, respectively using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the second quarter of 2010, we concluded that home values in the Northeast quadrant of the United States, where most of our lending activity occurs, continued to decline from 2009 levels, as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. However, the rate of decline in home values decreased significantly during the second half of 2009 and the first six months of 2010.
The national economy has been in a recessionary cycle for approximately 2 years with the housing and real estate markets suffering significant losses in value. The faltering economy was marked by contractions in the availability of business and consumer credit, increases in corporate borrowing rates, falling home prices, increasing home foreclosures and rising levels of unemployment. Economic conditions have improved but at a slower pace than anticipated during the second quarter of 2010. Home sale activity increased during the second quarter of 2010 but unemployment remained at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We determined the provision for loan losses for the second quarter of 2010 based on our evaluation of the foregoing factors, the growth of the loan portfolio, the recent increases in delinquent loans, non-performing loans and net loan charge-offs, and trends in the unemployment rate.

Non-performing loans amounted to $790.1 million at June 30, 2010 as compared to $744.9 million at March 31, 2010 and $627.7 million at December 31, 2009. Non-performing loans at June 30, 2010 included $775.2 million of one- to four-family first mortgage loans as compared to $613.6 million at December 31, 2009. The ratio of non-performing loans to total loans was 2.46% at June 30, 2010 compared with 2.32% at March 31, 2010 and 1.98% at December 31, 2009. Our recent increases in non-performing loans appear to be directly related to the elevated level of unemployment in our market areas. Loans delinquent 30 to 59 days amounted to $396.5 million at June 30, 2010 as compared to $370.1 million at March 31, 2010 and $430.9 million at December 31, 2009. Loans delinquent 60 to 89 days amounted to $168.6 million at June 30, 2010 as compared to $171.5 million at March 31, 2010 and $182.5 million at December 31, 2009. Foreclosed real estate amounted to $21.7 million at June 30, 2010 as compared to $16.7 million at December 31, 2009. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values in recent years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios have helped to moderate our charge-offs as there has generally been adequate equity behind our first lien as of the foreclosure date to satisfy our loan.
At June 30, 2010, the ratio of the ALL to non-performing loans was 24.42% as compared to 22.26 at March 31, 2010 and 22.32% at December 31, 2009. The ratio of the ALL to total loans was 0.60% at June 30, 2010 as compared to 0.52% at March 31, 2010 and 0.44% at December 31, 2009. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL and non-performing loans. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.
Charge-offs on our non-performing loans increased in 2009 and during the first six months of 2010. We generally obtain new collateral values when a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs amounted to $22.8 million for the second quarter of 2010 as compared to $24.2 million for the first quarter of 2010. These charge-offs were primarily due to the results of our reappraisal process for our non-performing residential first mortgage loans with only 38 loans disposed of through the foreclosure process during the first six months of 2010 with a final realized gain on sale (after previous charge-offs) of approximately $100,000. The results of our reappraisal process and our recent charge-off history are also considered in the determination of the ALL. At June 30, 2010 the average LTV ratio (using appraised values at the time of origination) of our non-performing loans was 71.8% and was 60.6% for our total mortgage loan portfolio. Thus, the ratio of the ALL to non-performing loans needs to be viewed in the context of the underlying LTVs of the non-performing loans and the relative decline in home values.
As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the Office of Federal Housing Enterprise

Oversight and Case-Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at June 30, 2010, 75.9% of our loan portfolio and 67.7% of our non-performing loans are located in the New York metropolitan area. In addition, we obtain updated collateral values when a loan becomes 180 days past due which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use the house price indices to identify geographic areas experiencing weaknesses in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we increased the loss factors used in our quantitative analysis of the ALL for certain loan types during the first six months of 2010. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We generally obtain updated collateral values when a loan becomes 180 days past due. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 11.2% during the first six months of 2010 and was approximately 11.0% in 2009. Our one- to four-family mortgage loans represent 98.8% of our total loans. The recent adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.
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
We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all of our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV in our one- to four-family mortgage loan portfolio at June 30, 2010 was 60.6%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was 71.8% at June 30, 2010. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 67.7% of our non-performing loans were located at June 30, 2010, by approximately 21% from the peak of the market in 2006 through April 2010 and by 29% nationwide during that period. During the first four months of 2010, house prices declined 0.6% in the New York metropolitan area and increased 0.9% nationwide. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the allowance for loan losses. There can be no assurance whether significant further declines in house values may occur and result in a higher loss experience and increased levels of charge-offs and loan loss provisions.
Net charge-offs amounted to $22.8 million for the second quarter of 2010 as compared to net charge-offs of $9.6 million for the corresponding period in 2009. For the six months ended June 30, 2010, net charge-offs amounted to $47.1 million as compared to $14.2 million for the same period in 2009. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 24 to 30 months from the initial non-performing period. As real estate prices continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.
At June 30, 2010 and December 31, 2009, commercial and construction loans evaluated for impairment in accordance with FASB guidance amounted to $11.4 million and $11.2 million, respectively. Based on this evaluation, we established an ALL of $2.7 million for loans classified as impaired at June 30, 2010 compared to $2.1 million at December 31, 2009.
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
Non-Interest Income. Total non-interest income was $33.2 million for the second quarter 2010 as compared to $26.6 million for the same quarter in 2009. Included in non-interest income for the three month period ended June 30, 2010 were net gains on securities transactions of $30.6 million which resulted from the sale of $515.2 million of mortgage-backed securities available-for-sale. Included in non-interest income for the three month period ended June 30, 2009 were net gains on securities transactions of $24.0 million which resulted from the sale of $761.6 million of mortgage-backed securities available-for-sale. We believe that the continued elevated levels of prepayments and the eventual increase in interest rates will reduce the amount of unrealized gains in the available-for-sale portfolio. Accordingly, we sold these securities to take advantage of the favorable pricing that currently exists in the market.
Non-Interest Expense. Total non-interest expense decreased $20.3 million, or 23.9%, to $64.6 million for the second quarter of 2010 from $84.9 million for the second quarter of 2009. The decrease is primarily due to the absence of the FDIC special assessment of $21.1 million that was assessed during the second quarter of 2009 and a $3.6 million decrease in compensation and employee benefits expense. These decreases were partially offset by an increase of $3.6 million in Federal deposit insurance expense. The increase in Federal deposit insurance expense is due primarily to an increase in our total deposits. The decrease in compensation and employee benefits expense included a $3.3 million decrease in expense related to our stock benefit plans, partially offset by a $1.0 million increase in compensation costs due primarily to normal increases in salary as well as additional full time employees. There was also a $1.1 million decrease in pension expense due primarily to an increase in the expected return on plan assets, particularly as a result of contributions of $35.3 million made to the pension plan in 2009. At June 30, 2010, we had 1,557 full-time equivalent employees as compared to 1,458 at June 30, 2009. Included in other non-interest expense for the second quarter of 2010 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate of $173,000 as compared to $399,000 for the second quarter of 2009.
The Reform Act that was signed by President Obama on July 21, 2010 as well as other proposals currently being considered by Congress and regulatory agencies, could result in higher FDIC deposit insurance assessments and other new fees and taxes. While the amount of such fees and assessments are unknown at this time, they could result in an increase in our non-interest expenses. See “Risk Factors – The adoption of regulatory reform legislation may have a material effect on our operations and capital requirements.”
Our efficiency ratio was 18.42% for the second quarter of 2010 as compared to 25.82% for the second quarter of 2009. The efficiency ratio is calculated by dividing non-interest expense, by the sum of net interest income and non-interest income. Our annualized ratio of non-interest expense to average total assets for the second quarter of 2010 was 0.43% as compared to 0.60% for the second quarter of 2009.
Income Taxes. Income tax expense amounted to $93.5 million for the second quarter of 2010 compared with $83.6 million for the same quarter in 2009. Our effective tax rate for the second quarter of 2010 was 39.61% compared with 39.53% for the second quarter of 2009.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the six months ended June 30, 2010 and 2009. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Six Months Ended June 30,
	2010				2009
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
			(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$31,555,931	$854,405	5.42%		$29,521,178	$827,490	5.61%
Consumer and other loans	354,169	9,413	5.32		394,016	11,417	5.80
Federal funds sold and other overnight deposits	838,112	1,025	0.25		452,727	363	0.16
Mortgage-backed securities at amortized cost	20,417,100	453,827	4.45		19,479,342	499,390	5.13
Federal Home Loan Bank stock	878,816	21,540	4.90		875,729	18,417	4.21
Investment securities, at amortized cost	5,205,697	112,240	4.31		3,937,618	94,004	4.77

Total interest-earning assets	59,249,825	1,452,450	4.90		54,660,610	1,451,081	5.31

Noninterest-earnings assets (4)	1,617,883				1,130,161

Total Assets	$60,867,708				$55,790,771

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$815,904	3,022	0.75		$731,297	2,742	0.76
Interest-bearing transaction accounts	2,289,876	13,797	1.22		1,682,232	17,108	2.05
Money market accounts	5,221,284	29,688	1.15		3,188,583	32,958	2.08
Time deposits	16,270,803	153,082	1.90		14,034,078	209,270	3.01

Total interest-bearing deposits	24,597,867	199,589	1.64		19,636,190	262,078	2.69

Repurchase agreements	15,100,000	306,421	4.09		15,100,445	303,077	4.05
Federal Home Loan Bank of New York advances	14,875,000	297,781	4.04		15,132,686	299,698	3.99

Total borrowed funds	29,975,000	604,202	4.06		30,233,131	602,775	4.02

Total interest-bearing liabilities	54,572,867	803,791	2.97		49,869,321	864,853	3.50

Noninterest-bearing liabilities:
Noninterest-bearing deposits	537,283				534,824
Other noninterest-bearing liabilities	304,347				321,350

Total noninterest-bearing liabilities	841,630				856,174

Total liabilities	55,414,497				50,725,495
Shareholders’ equity	5,453,211				5,065,276

Total Liabilities and Shareholders’ Equity	$60,867,708				$55,790,771

Net interest income/net interest rate spread (2)		$648,659	1.93			$586,228	1.81

Net interest-earning assets/net interest margin (3)	$4,676,958		2.17%		$4,791,289		2.12%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.10	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $381.7 million and $154.2 million for the six months ended June 30, 2010 and 2009, respectively.

General. Net income was $291.5 million for the first six months of 2010, an increase of $35.9 million, or 14.1%, compared with net income of $255.6 million for the first six months of 2009. Basic and diluted earnings per common share were both $0.59 for the first six months of 2010 as compared to $0.52 for both basic and diluted earnings per share for the first six months of 2009. For the six months ended June 30, 2010, our annualized return on average shareholders’ equity was 10.69%, compared with 10.09% for the corresponding period in 2009. Our annualized return on average assets for the first six months of 2010 was 0.96% as compared to 0.92% for the first six months of 2009. The increase in the annualized return on average equity and assets is primarily due to the increase in net income during the first six months of 2010.
Interest and Dividend Income. Total interest and dividend income was $1.45 billion for both six month periods ended June 30, 2010 and 2009. The average balance of total interest-earning assets increased $4.59 billion, or 8.4%, to $59.25 billion for the six months ended June 30, 2010 as compared to $54.66 billion for the six months ended June 30, 2009. The increase in the average balance of total interest-earning assets was partially offset by a decrease of 41 basis points in the annualized weighted-average yield to 4.90% for the six months ended June 30, 2010 from 5.31% for the comparable period in 2009.
Interest on first mortgage loans increased $26.9 million to $854.4 million for the first six months of 2010 as compared to $827.5 million for the corresponding period in 2009. This was primarily due to a $2.04 billion increase in the average balance of first mortgage loans, which reflected our historic emphasis on the growth of our mortgage loan portfolio and an increase in mortgage originations due to refinancing activity caused by market interest rates that are at near-historic lows. The positive impact on first mortgage loan interest income from the increase in the average balance was partially offset by a 19 basis point decrease in the weighted-average yield to 5.42% for the first six months of 2010 from 5.61% for the first six months of 2009. The decrease in the average yield earned was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. During the first six months of 2010, existing mortgage customers refinanced or modified approximately $1.14 billion in mortgage loans with a weighted average rate of 5.93% to a new weighted average rate of 5.10%.
Interest on consumer and other loans decreased $2.0 million to $9.4 million for the first six months of 2010 from $11.4 million for the first six months of 2009. The average balance of consumer and other loans decreased $39.8 million to $354.2 million for the first six months of 2010 as compared to $394.0 million for the first six months of 2009 and the average yield earned decreased 48 basis points to 5.32% as compared to 5.80% for the same respective periods.
Interest on mortgage-backed securities decreased $45.6 million to $453.8 million for the first six months of 2010 as compared to $499.4 million for the first six months of 2009. This decrease was due primarily to a 68 basis point decrease in the weighted-average yield to 4.45% for the first six months of 2010 from 5.13% for the first six months of 2009. The decrease in the weighted-average yield was partially offset by a $937.8 million increase in the average balance of mortgage-backed securities to $20.42 billion during the first six months of 2010 as compared to $19.48 billion for the first six months of 2009.
The increases in the average balances of mortgage-backed securities were due to purchases of these securities. We purchase these securities as part of our overall management of interest rate risk and to provide us with a source of monthly cash flows. The decrease in the weighted average yield on mortgage-backed securities is a result of lower yields on securities purchased during the second half of 2009 and the first six months of 2010 when market interest rates were lower than the yield earned on the existing portfolio.

Interest on investment securities increased $18.2 million to $112.2 million during the first six months of 2010 as compared to $94.0 million for the first six months of 2009. This increase was due primarily to a $1.27 billion increase in the average balance of investment securities to $5.21 billion for the first six months of 2010 from $3.94 billion for the first six months of 2009. The increase in the average balance of investment securities was due primarily to purchases of these securities to reinvest excess cash flows. The impact on interest income from the increase in the average balance of investment securities was partially offset by a decrease in the average yield of investment securities of 46 basis points to 4.31%, reflecting current market interest rates.
Dividends on FHLB stock increased $3.1 million, or 16.9%, to $21.5 million for the first six months of 2010 as compared to $18.4 million for the first six months of 2009. This increase was due primarily to a 69 basis point increase in the average dividend yield earned to 4.90% as compared to 4.21% for the first six months of 2009. The increase in dividend income was also due to a $3.1 million increase in the average balance to $878.8 million for the first six months of 2010 as compared to $875.7 million for the same period in 2009.
Interest on Federal funds sold amounted to $1.0 million for the first six months of 2010 as compared to $363,000 for the first six months of 2009. The average balance of Federal funds sold amounted to $838.1 million for the first six months of 2010 as compared to $452.7 million for the first six months of 2009. The yield earned on Federal funds sold was 0.25% for the first six months of 2010 and 0.16% for the first six months of 2009. The increase in the average balance of Federal funds sold is a result of ongoing liquidity provided by increased levels of repayments on mortgage-related assets and calls of investment securities.
Interest Expense. Total interest expense for the six months ended June 30, 2010 decreased $61.1 million, or 7.1%, to $803.8 million from $864.9 million for the six months ended June 30, 2009. This decrease was primarily due to a 53 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 2.97% for the six months ended June 30, 2010 compared with 3.50% for the six months ended June 30, 2009. The decrease was partially offset by a $4.70 billion, or 9.4%, increase in the average balance of total interest-bearing liabilities to $54.57 billion for the six months ended June 30, 2010 compared with $49.87 billion for the first six months of 2009. This increase in interest-bearing liabilities was primarily used to fund asset growth.
Interest expense on our time deposit accounts decreased $56.2 million to $153.1 million for the first six months of 2010 from $209.3 million for the first six months of 2009. This decrease was due to a decrease in the annualized weighted-average cost of 111 basis points to 1.90% for the first six months of 2010 from 3.01% for the first six months of 2009 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was partially offset by a $2.24 billion increase in the average balance of time deposit accounts to $16.27 billion for the first six months of 2010 from $14.03 billion for the first six months of 2009. Interest expense on money market accounts decreased $3.3 million to $29.7 million for the first six months of 2010 from $33.0 million for the same period in 2009. This decrease was due to a decrease in the annualized weighted-average cost of 93 basis points to 1.15% for the first six months of 2010 from 2.08% for the first six months of 2009. This decrease was partially offset by an increase in the average balance of $2.03 billion to $5.22 billion for the second quarter of 2010 as compared to $3.19 billion for the second quarter of 2009. Interest expense on our interest-bearing transaction accounts decreased $3.3 million to $13.8 million for the first six months of 2010 from $17.1 million for the same period in 2009. The decrease is due to an 83 basis point decrease in the annualized weighted-average cost to 1.22%, partially offset by a $607.6 million increase in the average balance to

$2.29 billion for the first six months of 2010 as compared to $1.68 billion for the corresponding period in 2009.
The increases in the average balances of interest-bearing deposits reflect our expanded branch network and our historical efforts to grow deposits in our existing branches by offering competitive rates. Also, in response to the economic conditions in 2009, we believe that households increased their personal savings and customers sought insured bank deposit products as an alternative to investments such as equity securities and bonds. We believe these factors contributed to our deposit growth. However, during the second quarter of 2010, deposits decreased $220.3 million from March 31, 2010. We lowered our deposit rates in order to slow our deposit growth from the 2009 levels since the low yields that are available to us for mortgage loans and investment securities have made a growth strategy less prudent until market conditions improve. The decrease in the average cost of deposits for 2010 reflected lower market interest rates.
Interest expense on borrowed funds increased $1.4 million to $604.2 million for the six months ended June 30, 2010 as compared to $602.8 million for the comparable period in 2009. This increase was primarily due to a 4 basis point increase in the weighted-average cost of borrowed funds to 4.06% for the first six months of 2010 as compared to 4.02% for the first six months of 2009 reflecting the incremental cost of the debt modifications. This increase was partially offset by a $258.1 million decrease in the average balance of borrowed funds to $29.98 billion for the first six months of 2010 as compared to $30.23 billion for the first six months of 2009. During the first six months of 2010, we modified $3.18 billion of borrowings to extend the call dates of the borrowings by at least four years, thereby reducing our interest rate risk in a rising interest rate environment. During 2009, we modified approximately $1.73 billion of these borrowings.
We have historically used borrowings to fund a portion of the growth in interest-earning assets. However, we were able to fund substantially all of our growth in 2009 and for the first six months of 2010 with deposits. Substantially all of our borrowings are callable quarterly at the discretion of the lender after an initial non-call period of one to five years with a final maturity of ten years. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be called will not increase substantially unless interest rates were to increase by at least 300 basis points. See “Liquidity and Capital Resources.”
Net Interest Income. Net interest income increased $62.5 million, or 10.7%, to $648.7 million for the first six months of 2010 compared with $586.2 million for the first six months of 2009. Our net interest rate spread increased 12 basis points to 1.93% for the first six months of 2010 from 1.81% for the corresponding period in 2009. Our net interest margin increased 5 basis points to 2.17% for the first six months of 2010 from 2.12% for the corresponding period in 2009.
The increase in our net interest margin and net interest rate spread was primarily due to the decrease in the weighted-average cost of interest-bearing liabilities. The yields on mortgage-related assets, which account for 87.7% of the average balance of interest-earning assets for the six months ended June 30, 2010, remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities. The low market interest rates resulted in increased refinancing activity which caused a decrease in the yield we earned on mortgage-related assets. However, we were able to reduce deposit costs to a greater extent than the decrease in mortgage yields, particularly during the second half of 2009, thereby increasing our net interest rate spread and net interest margin.

Provision for Loan Losses. The provision for loan losses amounted to $100.0 million for the six months ended June 30, 2010 as compared to $52.5 million for the six months ended June 30, 2009. The ALL amounted to $193.0 million at June 30, 2010 and $140.1 million at December 31, 2009. The increase in the provision for loan losses for the quarter ended June 30, 2010 and the resulting increase in the ALL is due primarily to the increase in non-performing loans during the first six months of 2010, continuing elevated levels of unemployment and an increase in charge-offs. In addition, although home prices appear to have started to stabilize, they are still declining slightly in some of our lending markets. We recorded our provision for loan losses during the first six months of 2010 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth in the loan portfolio. See “Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009 – Provision for Loan Losses”.
Non-Interest Income. Total non-interest income for the six months ended June 30, 2010 was $66.2 million compared with $28.9 million for the comparable period in 2009. Included in non-interest income for the six months ended June 30, 2010 were net gains on securities transactions of $61.4 million which resulted from the sale of $1.09 billion of mortgage-backed securities available-for-sale. Included in non-interest income for the six months ended June 30, 2009 were net gains on securities transactions of $24.2 million substantially all of which resulted from the sale of $761.6 million of mortgage-backed securities available-for-sale. We believe that the continued elevated levels of prepayments and the eventual increase in interest rates will reduce the amount of unrealized gains in the available-for-sale portfolio. Accordingly, we sold these securities to take advantage of the favorable pricing that currently exists in the market.
Non-Interest Expense. Total non-interest expense decreased $8.6 million, or 6.2%, to $131.1 million for the six months ended June 30, 2010 from $139.7 million for the six months ended June 30, 2009. The decrease is primarily due to the absence of the FDIC special assessment of $21.1 million that was assessed during the second quarter of 2009 and a $2.1 million decrease in compensation and employee benefits expense. These decreases were partially offset by an increase of $13.5 million in Federal deposit insurance expense. The increase in Federal deposit insurance expense is due primarily to the increases in our deposit insurance assessment rate as a result of a restoration plan implemented by the FDIC to recapitalize the Deposit Insurance Fund and an increase in our total deposits. The decrease in compensation and employee benefits expense included a $2.4 million decrease in expense related to our stock benefit plans, a decrease of $1.3 million in costs related to our health plan and a $1.9 million decrease in pension expense. These decreases were partially offset by a $3.0 million increase in compensation costs due primarily to normal increases in salary as well as additional full time employees. The decrease in our stock benefit plan expense is due primarily to a decrease in the price of our common stock during the 2010 six-month period as compared to the 2009 six-month period. Included in other non-interest expense for the six months ended June 30, 2010 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate, of $1.5 million as compared to $1.6 million for the comparable period in 2009.
The Reform Act that was signed by President Obama on July 21, 2010 as well as other proposals currently being considered by Congress and the regulatory agencies, could result in higher FDIC deposit insurance assessments and other new fees and taxes. While the amount of such fees and assessments are unknown at this time, they could result in an increase in our non-interest expenses. See “Risk Factors – The adoption of regulatory reform legislation may have a material effect on our operations and capital requirements.”

Our efficiency ratio was 18.34% for the six months ended June 30, 2010 as compared to 22.72% for the six months ended June 30, 2009. The efficiency ratio is calculated by dividing non-interest expense, by the sum of net interest income and non-interest income. Our annualized ratio of non-interest expense to average total assets for the first six months of 2010 was 0.43% as compared to 0.51% for the first six months of 2009.
Income Taxes. Income tax expense amounted to $192.3 million for the first six months of 2010 compared with $167.3 million for the corresponding period in 2009. Our effective tax rate for the first six months of 2010 was 39.75% compared with 39.56% for the first six months of 2009.
Asset Quality
Credit Quality
One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies we have been proactive in addressing problem loans and non-performing assets. These strategies, as well as our concentration on one- to four-family mortgage lending and our maintenance of sound credit standards for new loan originations have helped us to maintain the strength of our financial condition. Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties located in the Northeast quadrant of the United States. We define the Northeast quadrant of the country generally as those states that are east of the Mississippi River and as far south as South Carolina.
The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	June 30, 2010		December 31, 2009
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in thousands)
First mortgage loans:
One- to four-family:
Amortizing	$26,630,180	82.79%	$26,490,454	83.36%
Interest-only	4,750,543	14.77	4,586,375	14.43
FHA/VA	385,823	1.20	285,003	0.90
Multi-family and commercial	51,884	0.16	54,694	0.17
Construction	11,317	0.04	13,030	0.04

Total first mortgage loans	31,829,747	98.96	31,429,556	98.90

Consumer and other loans
Fixed-rate second mortgages	180,688	0.56	201,375	0.63
Home equity credit lines	134,315	0.42	127,987	0.40
Other	19,553	0.06	21,003	0.07

Total consumer and other loans	334,556	1.04	350,365	1.10

Total loans	32,164,303	100.00%	31,779,921	100.00%

Deferred loan costs	91,509		81,307
Allowance for loan losses	(192,983)		(140,074)

Net loans	$32,062,829		$31,721,154

At June 30, 2010, first mortgage loans secured by one-to four-family properties accounted for 98.8% of total loans. Fixed-rate mortgage loans represent 67.3% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. The market does not apply a uniform definition of what constitutes “sub-prime” lending. Our reference to sub-prime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies (the “Agencies”), on June 29, 2007, which further references the “Expanded Guidance for Subprime Lending Programs” (the “Expanded Guidance”), issued by the Agencies by press release dated January 31, 2001. In the Expanded Guidance, the Agencies indicated that sub-prime lending does not refer to individual sub-prime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The Agencies recognize that many prime loan portfolios will contain such loans. The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the sub-prime arena. According to the Expanded Guidance, sub-prime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all sub-prime borrowers and may not match all markets or institutions’ specific sub-prime definitions, are set forth, including having a Fair Isaac Corporation (“FICO”) score of 660 or below. Based upon the definition and exclusions described above, we are a prime lender. However, as we are a portfolio lender, we review all data contained in borrower credit reports and do not base our underwriting decisions solely on FICO scores and do not record FICO scores on our mortgage loan system. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.
Included in our loan portfolio at June 30, 2010 are interest-only loans of approximately $4.75 billion or 14.8% of total loans as compared to $4.59 billion or 14.4% of total loans at December 31, 2009. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $137.7 million or 17.4% of non-performing loans at June 30, 2010 as compared to non-performing interest-only loans of $82.2 million or 13.1% of non-performing loans at December 31, 2009.
In addition to our full documentation loan program, we originate and purchase loans to certain eligible borrowers as limited documentation loans. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for limited documentation loans to complete a FreddieMac/FannieMae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We also allow certain borrowers to obtain mortgage loans without disclosing income levels and without any verification of income. In these cases, we require verification of the borrowers’ assets. We are able to provide data relating to limited documentation loans that we originate. Originated loans overall represent 58.3% of our one- to four-

family first mortgage loans. As part of our wholesale loan program, we allow sellers to include limited documentation loans in each pool of purchased mortgage loans but limit the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have a maximum LTV of 70% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale limited documentation loans on our mortgage loan system. Included in our loan portfolio at June 30, 2010 are $3.14 billion of originated amortizing limited documentation loans and $901.7 million of originated limited documentation interest-only loans. Non-performing loans at June 30, 2010 include $76.4 million of originated amortizing limited documentation loans and $40.8 million of originated interest-only limited documentation loans.
The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At June 30, 2010		At December 31, 2009
	Total loans	Non-performing loans	Total loans	Non-performing loans
New Jersey	42.9%	43.7%	43.0%	41.6%
New York	19.2	18.1	18.2	18.0
Connecticut	13.8	5.9	12.6	4.2

Total New York metropolitan area	75.9	67.7	73.8	63.8

Virginia	4.1	5.5	4.6	6.2
Illinois	3.6	5.3	3.9	5.6
Maryland	3.1	4.7	3.5	5.1
Massachusetts	2.4	1.9	2.7	2.3
Pennsylvania	2.3	1.6	2.0	1.9
Minnesota	1.5	2.1	1.4	1.8
Michigan	1.2	3.1	1.3	4.2
All others	5.9	8.1	6.8	9.1

Total outside New York metropolitan area	24.1	32.3	26.2	36.2

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets
The following table presents information regarding non-performing assets as of the dates indicated.

	At June 30, 2010	At December 31, 2009
	(Dollars in thousands)
Non-accrual first mortgage loans	$592,999	$500,964
Non-accrual interest-only mortgage loans	137,676	82,236
Non-accrual construction loans	8,272	6,624
Non-accrual consumer and other loans	1,632	1,916
Accruing loans delinquent 90 days or more:
FHA Loans	47,618	31,855
Other loans	1,940	4,100

Total non-performing loans	790,137	627,695
Foreclosed real estate, net	21,690	16,736

Total non-performing assets	$811,827	$644,431

Non-performing loans to total loans	2.46%	1.98%
Non-performing assets to total assets	1.33	1.07
Non-performing assets amounted to $811.8 million at June 30, 2010 as compared to $644.4 million at December 31, 2009. Non-performing loans increased $162.4 million to $790.1 million at June 30, 2010 as compared to $627.7 million at December 31, 2009. The increase in non-performing loans appears to be directly related to the elevated level of unemployment in our market areas. The ratio of non-performing loans to total loans was 2.46% at June 30, 2010 compared with 1.98% at December 31, 2009.
The following table is a comparison of our delinquent loans at June 30, 2010 and December 31, 2009:

	30-59 Days		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
At June 30, 2010	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
One- to four-family first mortgages	945	$376,945	409	$156,524	1,900	$727,577
FHA/VA first mortgages	62	15,252	30	9,652	173	47,618
Multi-family and commercial mortgages	2	1,046	2	564	3	3,098
Construction loans	—	—	1	490	6	8,272
Consumer and other loans	37	3,275	12	1,407	28	3,572

Total	1,046	$396,518	454	$168,637	2,110	$790,137

Delinquent loans to total loans		1.23%		0.52%		2.46%

At December 31, 2009

One- to four-family first mortgages	1,053	$404,392	408	$171,913	1,480	$581,786
FHA/VA first mortgages	83	20,682	35	8,650	115	31,855
Multi-family and commercial mortgages	2	1,357	2	1,088	1	1,414
Construction loans	—	—	—	—	6	9,764
Consumer and other loans	43	4,440	14	882	34	2,876

Total	1,181	$430,871	459	$182,533	1,636	$627,695

Delinquent loans to total loans		1.36%		0.57%		1.98%

In addition to non-performing loans, we had $174.0 million of potential problem loans at June 30, 2010 as compared to $189.9 million at December 31, 2009. This amount includes loans which are 60-89 days delinquent (other than loans guaranteed by the FHA) and certain other internally classified loans. We generally do not modify the contractual terms of loans for borrowers experiencing financial difficulty where such modifications would represent a troubled debt restructuring. Potential problem loans are summarized as follows:

	June 30, 2010	December 31,2009
	(In thousands)
One- to four-family first mortgages	$156,524	$171,913
Multi-family and commercial mortgages	15,554	17,076
Construction loans	490	—
Consumer and other loans	1,407	882

Total potential problem loans	$173,975	$189,871

Allowance for Loan Losses
The following table presents the activity in our allowance for loan losses at or for the dates indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$165,829	$65,122	$140,074	$49,797

Provision for loan losses	50,000	32,500	100,000	52,500
Charge-offs:
First mortgage loans	(24,103)	(9,633)	(48,944)	(14,300)
Consumer and other loans	(53)	(1)	(83)	(9)

Total charge-offs	(24,156)	(9,634)	(49,027)	(14,309)
Recoveries	1,310	65	1,936	65

Net charge-offs	(22,846)	(9,569)	(47,091)	(14,244)

Balance at end of period	$192,983	$88,053	$192,983	$88,053

Allowance for loan losses to total loans	0.60%	0.29%	0.60%	0.29%
Allowance for loan losses to non-performing loans	24.42	20.43	24.42	20.43
Net charge-offs as a percentage of average loans (1)	0.29	0.13	0.30	0.10

(1)	Ratio is annualized

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At June 30, 2010		At December 31, 2009
		Percentage		Percentage
		of Loans in		of Loans in
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$183,745	98.76%	$133,927	98.69%
Other first mortgages	6,248	0.20	3,169	0.21

Total first mortgage loans	189,993	98.96	137,096	98.90

Consumer and other loans	2,990	1.04	2,978	1.10

Total allowance for loan losses	$192,983	100.00%	$140,074	100.00%

Investments
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
The Company has two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act. Mortgage-backed securities with an amortized cost of approximately $114.5 million are pledged as collateral for these borrowings and we have demanded the return of this collateral. We believe that we have the legal right to setoff our obligation to repay the borrowings against our right to the return of the mortgage-backed securities pledged as collateral. As a result, we believe that our potential economic loss from Lehman Brother’s failure to return the collateral is limited to the excess market value of the collateral over the $100 million repurchase price. We intend to pursue full recovery of the pledged collateral in accordance with the contractual terms of the repurchase agreements. There can be no assurances that the final settlement of this transaction will result in the full recovery of the collateral or the full amount of the claim. We have not recognized a loss in our financial statements related to these repurchase agreements as we have concluded that a loss in neither probable or estimable at June 30, 2010.
Liquidity and Capital Resources
The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan and security purchases, deposit withdrawals, repayment of borrowings and operating expenses. Our primary sources of funds are deposits, borrowings, the proceeds from principal and interest payments on loans and mortgage-backed securities, the maturities and calls of investment securities and funds provided by our operations. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, national and local economic conditions and competition in the marketplace. These factors reduce the predictability of the receipt of these sources of funds. Our membership in the FHLB provides us access to additional sources of borrowed funds, which is generally limited to approximately twenty times the amount of FHLB stock owned. We also have the ability to access the capital markets, depending on market conditions.
On December 16, 2009, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective immediately upon filing. This shelf registration statement allows us to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, common stock, preferred stock, debt securities, capital securities, guarantees, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing. The shelf registration statement provides us with greater capital management flexibility and enables us to readily access the capital markets in order to pursue growth opportunities that may become available to us in the future or should there be any changes in the regulatory environment that call for increased capital requirements. Although the shelf registration statement does not limit the amount of the foregoing items that we may offer and sell pursuant to the shelf registration statement, our ability and any decision to do so is subject to market conditions and our capital needs. At this time, we do not have any immediate plans or current commitments to sell securities under the self registration statement.
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $2.83 billion and purchased $542.2 million of loans during the first six months of 2010 as compared to $2.97 billion and $1.88 billion during the first six months of 2009. Loan origination activity continues to be strong as a result of an increase in mortgage refinancing caused by market interest rates that remain at near-historic lows. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, the sellers we have historically purchased loans from are selling to the GSEs. We expect that the amount of loan purchases may continue to be at reduced levels for the near-term. Principal repayments on loans amounted to $2.90 billion for the first six months of 2010 as compared to $3.50 billion for the same period in 2009. At June 30, 2010, commitments to originate and purchase mortgage loans amounted to $575.9 million and $750,000, respectively as compared to $697.3 million and $101.3 million, respectively at June 30, 2009. The decrease in mortgage loan commitments is due to a decrease in refinancing activity and continued low levels of home purchase activity. We believe the decrease in refinancing activity reflects the high volume of refinancings which have already occurred during this extended period of low market interest rates.
Purchases of mortgage-backed securities during the first six months of 2010 were $6.01 billion as compared to $3.40 billion during the first six months of 2009. The increase in the purchases of mortgage-backed securities was due primarily to the reinvestment of proceeds from the principal repayments and sales of mortgage-backed securities during the first six months of 2010. Principal repayments on mortgage-backed securities amounted to $4.58 billion for the first six months of 2010 as compared to $1.94 billion for the same period in 2009. The increase in principal repayments was due primarily to the refinancing activity caused by market interest rates that are at near-historic lows. The increase in repayments is also due to the principal repayment of $1.13 billion of mortgage-backed securities by the Federal Home Loan Mortgage Corporation (“FHLMC”) during the first quarter of 2010. These principal repayments represented the balances of non-performing loans that were included in mortgage-backed securities that they issued. We sold $1.09 billion of mortgage-backed securities during the first six months of 2010, resulting in a gain of $61.4 million. We also sold $761.6 million of mortgage-backed securities during the first six months of 2009, resulting in a gain of $24.0 million.
We purchased $3.00 billion of investment securities during the first six months of 2010 as compared to $3.07 billion during the first six months of 2009. Proceeds from the calls of investment securities amounted to $2.70 billion during the first six months of 2010 as compared to $2.27 billion for the corresponding period in 2009.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first six months of 2010, we had net purchases of $8.4 million of FHLB common stock. During the first six months of 2009 we had net purchases of $11.4 million.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $590.4 million during the first six months of 2010 as compared to an increase of $3.23 billion for the first six months of 2009. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. The growth in deposits during the first six months of 2010 was due to the economic conditions existing at the time that we believe caused customers to use insured bank deposit products as an alternative to investments such as equity securities and bonds. However, during the second quarter of 2010, deposits decreased $220.3 million from March 31, 2010. We have lowered our deposit rates to slow our deposit growth from the 2009 levels since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve. Time deposits scheduled to mature within one year were $11.27 billion at June 30, 2010. These time deposits have a weighted average rate of 1.45%. These time deposits are scheduled to mature as follows: $4.98 billion with an average cost of 1.40% in the third quarter of 2010, $2.73 billion with an average cost of 1.35% in the fourth quarter of 2010, $1.73 billion with an average cost of 1.75% in the first quarter of 2011 and $1.83 billion with an average cost of 1.47% in the second quarter of 2011. The current yields offered for our six month, one year and two year time deposits are 1.05%, 1.25% and 2.00%, respectively. In addition, our money market accounts are currently yielding 1.00%. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing interest rate.
We have historically used wholesale borrowings to fund our investing and financing activities. However, we were able to fund our growth during the first six months of 2010 with deposits. At June 30, 2010, we had $22.53 billion of borrowed funds with a weighted-average rate of 3.95% and with call dates within one year. We anticipate that none of these borrowings will be called assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be called will not increase substantially unless interest rates were to increase by at least 300 basis points. However, in the event borrowings are called, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate, using funds generated by deposit growth or by using proceeds from securities sales. In addition, at June 30, 2010 we had $600.0 million of borrowings with a weighted average rate of 4.86% that are scheduled to mature within one year.

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
In order to effectively manage our interest rate risk and liquidity risk resulting from our current callable borrowing position, we are pursuing a variety of strategies to reduce callable borrowings while positioning the Company for future growth. We intend to continue focusing on funding our future growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth is insufficient to support those growth plans. Funding our future growth primarily with deposits will allow us to achieve a greater balance between deposits and borrowings. If necessary to fund our future growth and provide for liquidity, we may borrow a combination of short-term borrowings with maturities of three to six months and longer-term fixed-maturity borrowings with terms of two to five years. We also intend to modify certain borrowings to extend their call dates, which we began to do during 2009. During the first six months of 2010, we modified approximately $3.18 billion of callable borrowings to extend the call dates of the borrowings by at least four years as part of this strategy. In addition, we are considering prepayment of certain borrowings; however, at this time, we have no immediate plans to make any such prepayments, and we anticipate that any prepayment of borrowings will be limited.
Cash dividends paid during the first six months of 2010 were $147.9 million. We have not purchased any of our common shares during the six months ended June 30, 2010. At June 30, 2010, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. During the first six months of 2010, Hudson City Bancorp received $160.0 million in dividend payments from Hudson City Savings. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law may limit the amount of capital distributions Hudson City Savings may make. At June 30, 2010, Hudson City Bancorp had total cash and due from banks of $230.6 million.
At June 30, 2010, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 7.75%, 7.75% and 21.9%, respectively.
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

The following table reports the amounts of our contractual obligations as of June 30, 2010.

	Payments Due By Period
		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years
			(In thousands)
Mortgage loan originations	$575,933	$575,933	$—	$—	$—
Mortgage loan purchases	750	750	—	—	—
Mortgage-backed security purchases	977,700	977,700	—	—	—
Operating leases	149,662	9,204	18,652	18,159	103,647

Total	$1,704,045	$1,563,587	$18,652	$18,159	$103,647

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $189.1 million, $8.7 million, and $2.9 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.
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
Allowance for Loan Losses
The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at June 30, 2010. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2010. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At June 30, 2010, approximately 75.9% of our total loans are in the New York metropolitan area. Additionally, the states of Virginia, Illinois, Maryland,

Massachusetts, Pennsylvania, Minnesota, and Michigan accounted for 4.1%, 3.6%, 3.1%, 2.4%, 2.3%, 1.5% and 1.2%, respectively of total loans. The remaining 5.9% of the loan portfolio is secured by real estate primarily in the remainder of the Northeast quadrant of the United States. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a continuing decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.
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
We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. In addition, we only purchase securities issued by GSEs. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first six months of 2010.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosure about market risk is presented as of December 31, 2009 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.

General
As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2010 and did not have any such hedging transactions in place at June 30, 2010. Our mortgage loan and mortgage-backed security portfolios, which comprise 87% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the continuing pressure on housing prices. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known and potential losses.
The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. The FOMC noted that the economic outlook softened somewhat in the second quarter of 2010 but that the economy is continuing to grow although at a slower pace than anticipated. The national unemployment rate decreased to 9.5% in June 2010 as compared to 9.7% in March 2010 and 10.0% in December 2009. Although there has been recent improvement in the economy, the FOMC decided to maintain the overnight lending rate at zero to 0.25% during the second quarter of 2010. As a result of the FOMC policy decisions and the general tenor of the economy, short-term market interest rates have remained at low levels during the first six months of 2010 while longer-term market interest rates decreased, thus flattening the slope of the market yield curve. Due to our investment and financing decisions, a flatter slope of the yield curve results in a less favorable environment for us to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates.
The current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of funds, and has also allowed us to price medium-term time deposits (2-5 year maturities) at lower rates and extend the weighted-average remaining maturity on this portfolio. The yields on mortgage-related assets have also remained at relatively low levels as the 10 year treasury fell below 3.00% during the second quarter of 2010. Our net interest rate spread remained unchanged at 1.89% for the second quarter of 2010 as compared to the second quarter of 2009 and our net interest margin decreased to 2.13% for the second quarter of 2010 as compared to 2.20% for the linked first quarter of 2010 and 2.18% for the second quarter of 2009. While our deposits continued to reprice to lower rates during the second quarter of 2010, the low market interest rates resulted in lower yields on our mortgage-related interest-earning assets as customers refinanced to lower mortgage rates and our new loan production and asset purchases were at the current low market interest rates. Mortgage-related assets represented 87.8% of our average interest-earning assets during the second quarter of 2010.
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
Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have increased during 2009 and the first six months of 2010, due to the current low market interest rate environment. We believe the higher level of prepayment activity may continue as market interest rates are expected to remain at the current low levels through at least the end of the third quarter of 2010.
Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rate, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. During the first six months of 2010 we saw an increase in call activity on our investment securities as market interest rates remained at these historic lows. We anticipate continued calls of investment securities due to the anticipated continuation of the low current market interest rate environment.
Our borrowings have traditionally consisted of structured callable borrowings with ten year final maturities and initial non-call periods of one to five years. We have used this type of borrowing primarily to fund our growth because these borrowings have a longer duration than shorter-term non-callable borrowings and have a lower cost than a non-callable borrowing with a maturity date similar to the initial call date of the callable borrowing. The likelihood of a borrowing being called is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be called. The level of call activity generally affects the cost of our borrowed funds, as the call of a borrowing would generally necessitate re-funding, either through a new borrowing or deposit growth, at the higher current market interest rate. During the first six months of 2010 we experienced no call activity on our borrowed funds due to the continued low levels of market interest rates. At June 30, 2010, we had $22.53 billion of borrowed funds, with a weighted-average rate of 3.95%, with call dates within one year as compared to $22.25 billion at December 31, 2009. We anticipate that none of these borrowings will be called assuming current market interest rates remain stable or increase modestly. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be called will not increase substantially unless interest rates were to increase by at least 300 basis points. However, in the event borrowings are called, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate or by repaying the borrowings, using funds generated by deposit growth or by using proceeds from securities sales.
During 2009 and the first six months of 2010, we were able to fund our asset growth primarily with deposit inflows. In order to effectively manage our interest rate risk and liquidity risk resulting from our current callable borrowing position, we are pursuing a variety of strategies to reduce borrowings callable within 12 months while positioning the Company for future growth. We intend to continue focusing on funding our future growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth is insufficient to support those growth plans. Funding our future growth primarily with deposits will allow us to achieve a greater balance between deposits and borrowings. If necessary to fund our future growth and provide for liquidity, we may borrow a combination of short-term borrowings with maturities of three to six months and longer-term fixed-maturity borrowings with terms of two to five years. We also intend to continue to modify certain borrowings to extend their call dates, which we began to do during 2009. During the first six months of 2010, we modified approximately $3.18 billion of callable borrowings to extend the call dates of the borrowings by at least four years as part of this strategy. In addition, we are considering prepayment of certain borrowings; however, at this time, we have no immediate plans to make any such prepayments, and we anticipate that any prepayment of borrowings will be limited.
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
As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but rather, attempts to assess the impact on our net interest income of interest rate changes. The following table reports the changes to our net interest income over the next 12 months ending June 30, 2011 assuming incremental (equal percent change in each quarter) and permanent changes in interest rates for the given rate shock scenarios. The incremental rate changes occur over the 12 month period.

Change in	Percent Change in
Interest Rates	Net Interest Income

(Basis points)
200	0.35%
100	0.09
50	0.02
(50)	(0.46)
The preceding table indicates that at June 30, 2010, in the event of a 200 basis point incremental increase in interest rates, we would expect to experience a 0.35% increase from the base case in net interest income. This compares to a 1.66% decrease at December 31, 2009.
If market rates were to instantaneously increase 200 or 300 basis points, rather than the incremental increases shown in the table, we would expect to experience a 1.49% increase or an 8.44% decrease, respectively, to net interest income from the base case analysis compared with a 6.02% and 12.72% decrease, respectively, at December 31, 2009. The positive change to net interest income in the increasing interest rate scenarios in both these analyses was primarily due to the increased income from our mortgage-related assets, due to higher reinvestment rates, partially offset by a lower increase in interest expense from deposits due to a lower aggregate principal balance of deposits compared to our interest-earning assets, and limited change in borrowing expense due to the current low interest rate environment. Our internal policy sets a maximum change of 20.0% given an instantaneous 200 basis point increase or decrease shock in interest rates.

The preceding table also indicates that at June 30, 2010, in the event of a 50 basis point incremental decrease in interest rates over the next 12 months, we would expect to experience a 0.46% decrease from the base case in net interest income. This compares to the 0.01% increase at December 31, 2009. In this analysis, where the rates change over the 12 month period, the decrease in interest income, due to accelerated prepayments and calls, is greater than the decrease in deposits while borrowing expense does not change. If market rates were to decrease 50 basis points instantaneously, we would expect to experience a 5.12% decrease in net interest income from the base case compared with a 4.83% decrease at December 31, 2009. This decrease is primarily due to the instantaneous acceleration of prepayment speeds on our mortgage-related assets and calls of our investment securities in the lower shocked environment, and the subsequent replacement of these instruments at the lower prevailing market rate.
We also monitor our interest rate risk by modeling changes in the present value of equity in the different interest rate environments. The present value of equity is the difference between the estimated fair value of interest rate-sensitive assets and liabilities. The changes in market value of assets and liabilities, due to changes in interest rates, reflect the interest sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed-rate, adjustable-rate, rate caps, rate floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed-rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in the market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.
The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2010. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different interest rate environments.

Value of Assets
Change in	Present	Basis Point
Interest Rates	Value Ratio	Change

(Basis points)
200	8.27%	25
100	8.96	94
50	8.72	70
0	8.02
(50)	6.87	(115)
In the 200 basis point increase scenario, the present value ratio was 8.27% at June 30, 2010 as compared to 4.81% at December 31, 2009. The change in the present value ratio was positive 25 basis points at June 30, 2010 as compared to negative 258 basis points at December 31, 2009. The increase in the present value ratio and the decrease of the sensitivity measure from the base case in the current period positive 200 basis point shock scenario reflect the decrease in the value of our borrowed funds due to the extension of the next reprice date and our ongoing modifications and the elevated levels of pricing of our mortgage related assets in this low rate environment. If rates were to increase 300 basic points, the present value ratio would be 6.36% with a decrease from the base case of 166 basis points. In the 50 basis point decrease scenario, the present value ratio was 6.87% at June 30, 2010 as compared to 7.07% at December

31, 2009. The change in the present value ratio was negative 115 basis points at June 30, 2010 as compared to negative 32 basis points at December 31, 2009. The decrease in the present value ratio in the current period negative 50 basis point shock scenario reflects the higher valuation of borrowings as lower market rates would further decrease the likelihood that these borrowings will be called.
The increase in the present value ratio in the base case, the 200 basis point increase scenario and the 50 basis point decrease scenario from December 31, 2009 reflects the higher valuation of our mortgage-related asset portfolios due to accelerated prepayment speeds and current low interest rate environment, and the initial lower valuation of our borrowing portfolio due to the modifications we have executed during the past nine months that have decreased the likelihood that these borrowings will be called. The increase in the present value ratio is also due to the growth of our deposit portfolio during 2009 and the first three months of 2010 as deposits price closer to par in the various scenarios.
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

GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2010, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are the same as those used in the preparation of our December 31, 2009 model. Prepayment speeds on our mortgage-backed securities have increased from our December 31, 2009 analysis to reflect actual prepayment speeds for these items. Investment securities with step-up features, totaling $1.05 billion, are reported at the earlier of their next step-up date. Callable investment securities and borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity date. We reported $4.33 billion of investment securities at their anticipated call date. We have reported no borrowings at their anticipated call date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $734.2 million, non-accrual other loans of $3.6 million.

	At June 30, 2010
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$3,679,290	$2,975,888	$4,616,081	$3,962,958	$5,840,273	$10,021,118	$31,095,608
Consumer and other loans	85,949	5,450	14,308	49,727	11,554	163,960	330,948
Federal funds sold	180,892	—	—	—	—	—	180,892
Mortgage-backed securities	4,146,131	3,149,069	5,104,575	3,671,466	3,382,627	1,991,772	21,445,640
FHLB stock	883,190	—	—	—	—	—	883,190
Investment securities	4,331,491	—	300,000	750,000	—	125,240	5,506,731

Total interest-earning assets	13,306,943	6,130,407	10,034,964	8,434,151	9,234,454	12,302,090	59,443,009

Interest-bearing liabilities:
Savings accounts	63,705	63,705	84,940	84,940	212,349	339,756	849,395
Interest-bearing demand accounts	234,265	234,265	348,608	348,608	599,614	633,096	2,398,456
Money market accounts	507,454	507,454	1,014,908	1,014,908	1,776,090	253,728	5,074,542
Time deposits	7,713,599	3,558,276	2,855,509	904,400	1,199,499	—	16,231,283
Borrowed funds	300,000	300,000	300,000	350,000	1,900,000	26,825,000	29,975,000

Total interest-bearing liabilities	8,819,023	4,663,700	4,603,965	2,702,856	5,687,552	28,051,580	54,528,676

Interest rate sensitivity gap	$4,487,920	$1,466,707	$5,430,999	$5,731,295	$3,546,902	$(15,749,490)	$4,914,333

Cumulative interest rate sensitivity gap	$4,487,920	$5,954,627	$11,385,626	$17,116,921	$20,663,823	$4,914,333

Cumulative interest rate sensitivity gap as a percent of total assets	7.37%	9.77%	18.69%	28.09%	33.91%	8.07%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	150.89%	144.16%	162.95%	182.33%	178.04%	109.01%
The cumulative one-year gap as a percent of total assets was positive 9.77% at June 30, 2010 compared with negative 3.70% at December 31, 2009. The change to a positive cumulative one-year gap primarily reflects the increase in the amount of agency bonds assumed to be called, the accelerated prepayment speeds on our mortgage-related assets and the extension of our time deposits to longer-term maturities. The proceeds from the assumed call of $4.33 billion in agency bonds will likely be reinvested in similar callable securities. As a result of the expected reinvestment of these proceeds, our one-year interest rate sensitivity gap may decrease in future periods.

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
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. — Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2009 Annual Report on Form 10-K and our March 31, 2010 Form 10-Q. There has been no material change in risk factors since March 31, 2010, except as described below.
The recent adoption of regulatory reform legislation may have a material effect on our operations and capital requirements.
On July 21, 2010, President Obama signed into law the Reform Act. The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and to prevent future economic and financial crises. There are many provisions of the Reform Act which are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have. We do not believe that the Reform Act will have a material impact on our core operations. However, we believe the following provisions of the Reform Act will have an impact on us, though it is not possible for us to determine at this time whether and to what extent the Reform Act will have a material effect on our business, financial condition or results of operations:
•	New Regulatory Regime. On July 21, 2011, unless the Secretary of the Treasury opts to delay such date for up to an additional six months, the OTS will be eliminated and the OCC will take over the regulation of all federal savings associations, such as Hudson City Savings. The FRB will acquire the OTS’s authority over all savings and loan holding companies, such as Hudson City Bancorp, and will also become the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions. As a result, we will now be subject to regulation, supervision and examination by two federal banking agencies, the OCC and the FRB, rather than just by the OTS, as is currently the case. The Reform Act also provides for the creation of the Bureau of Consumer Financial Protection, or the CFPB. The CFPB will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions with more than $10 billion in assets, such as Hudson City Savings, the CFPB will have exclusive examination and enforcement authority with respect to such laws and regulations. As a new independent Bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies.

•	Consolidated Holding Company Capital Requirements. The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of trust preferred securities, which we have never issued, as a component of Tier 1 capital for depository institution holding companies of our size. As a result, on the fifth anniversary of the effective date of the Reform Act, we will become subject to consolidated capital requirements to which we are not subject to currently.

•	Deposit Insurance Assessments. The Reform Act increases the minimum designated reserve ratio for the Deposit Insurance Fund of the FDIC from 1.15% to 1.35% of insured deposits, which much be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets, such as Hudson City. In addition, deposit insurance assessments will now be based on our average consolidated total assets minus our average tangible equity, rather than on our deposit bases. As a result of these provisions, our deposit insurance premiums are expected to increase, and the increase may be substantial.

•	Roll Back of Federal Preemption. The Reform Act significantly rolls back the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks by (i) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (ii) mandating that any preemption decision be made on a case by case basis rather than a blanket rule and (iii) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

•	Systemic Risk Regulation. The Reform Act contains various systemic risk provisions that are applicable to bank holding companies with $50 billion or more in consolidated assets, as well as nonbank financial companies that are deemed to be “systemically important” by the Financial Stability Oversight Council (“FSOC”), an entity established under the Reform Act to identify risks in market activities and to enhance oversight of the financial system. Upon completion of our planned conversion of Hudson City Savings to a national bank, we will become a bank holding company and be subject to the systemic risk provisions of the Reform Act. If we do not complete the planned charter conversion, it is likely that the FSOC will evaluate us to determine whether we should be deemed “systemically important” for purposes of the Reform Act’s systemic risk provisions because we are one of the largest savings and loan holding companies. If we complete the planned charter conversion or are otherwise deemed to be systemically important, we would become subject to any enhanced prudential standards that are imposed by the FRB pursuant to the Reform Act, which may include increased capital requirements, leverage limits, liquidity requirements, resolution plan and credit exposure report requirements, concentration limits, enhanced public disclosures, short-term debt limits and overall risk management requirements, as well as other requirements, such as the preparation of resolution plans and credit exposure reports.
The Reform Act also includes provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect our future operations, including provisions that create minimum standards for the origination of mortgages and that remove certain obstacles to the conversion of savings associations to national banks. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.
Future taxes on liabilities could adversely affect our financial condition.
In January of 2010, President Obama announced his proposal for a Financial Crisis Responsibility fee that would require financial firms to repay the projected cost of the Troubled Asset Relief Program. The proposed fee was to be applied to banks, thrifts, bank holding companies, thrift holding companies and insurance or other companies that own insured depository institutions, in each case with more than $50 billion in consolidated assets and would equal approximately 15 basis points (0.15%) of covered liabilities per year. As proposed, the fee was to remain in place for ten years and was expected to raise a total of $90 billion. At this time legislation to enact the Financial Crisis Responsibility fee has not been introduced into Congress.
Similarly, on June 25, 2010, the House of Representatives approved the conference report (the “Conference Report”) that reconciled the House- and Senate-passed versions of financial regulatory reform. The Conference Report contained a proposed tax to pay the projected five-year, $19 billion cost of the legislation, which similar to the Financial Crisis Responsibility fee, was to be imposed on banks, thrifts and bank holding companies with more than $50 billion in consolidated assets (the “bank tax”). Although initially adopted by the House of Representatives, the bank tax was later stricken from the Conference Report during the final stages of the legislation and is not included in the Reform Act enacted on July 21, 2010. Although the bank tax was removed from the Reform Act, the Obama administration and Representative Barney Frank have publicly stated that they intend to reintroduce a bank tax in some form. While at this time it is not clear what a future bank tax will entail, if the proposed tax is similar to the past proposals it will be assessed on large financial institutions such has Hudson City which may adversely affect our results of operations and financial condition.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the first quarter of 2010 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

April 1-April 30, 2010	—	$—	—	50,123,550
May 1-May 31, 2010	—	—	—	50,123,550
June 1-June 30, 2010	—	—	—	50,123,550

Total	—	—	—

(1)	On April 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.
Item 3. — Defaults Upon Senior Securities
Not applicable.
Item 4. — (Removed and Reserved)
Item 5. — Other Information
Not applicable.
Item 6. — Exhibits

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

Exhibit Number	Exhibit
101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 5, 2010, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2010 and 2009 , (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (v) Notes to the Unaudited Consolidated Financial Statements (detail tagged). *

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.
Date: August 5, 2010	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	By:	/s/ James C. Kranz
James C. Kranz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)