Form 10-K
period 2010-12-31
HUDSON CITY BANCORP INC
filed 2011-03-01
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2010

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
Yes   ☑     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐     No   ☑
As of February 18, 2011, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 526,718,310 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 was $5,896,587,000. This figure was based on the closing price by the NASDAQ Global Market for a share of the registrant’s common stock, which was $12.25 as reported by the NASDAQ Global Market on June 30, 2010.
Documents Incorporated by Reference:
1.	Sections of the Annual Report to Shareholders for the year ended December 31, 2010 are incorporated by reference into Part II.

2.	Portions of the definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on April 19, 2011 and any adjournment thereof which is expected to be filed with the Securities and Exchange Commission no later than March 17, 2011, are incorporated by reference into Part III.

Hudson City Bancorp, Inc.
Form 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:
•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, may adversely affect our business;

•	enhanced regulatory security may adversely affect our business and increase our cost of operation;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses (the “ALL”);

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to restructure our balance sheet, diversify our funding sources and to continue to access the wholesale borrowing market and the capital markets; and

•	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations.
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
Hudson City Bancorp’s executive offices are located at West 80 Century Road, Paramus, New Jersey 07652 and our telephone number is (201) 967-1900.
Hudson City Savings. Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the Office of Thrift Supervision (“OTS”). Hudson City Bancorp, as a savings and loan holding company, is also subject to supervision and examination by the OTS. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Any change in such regulation, whether by the OTS, the FDIC or the U.S. Congress, could have a significant impact on the Company and its operations. See “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act, among other things, effectively merges the OTS into the Office of the Comptroller of the Currency (the “OCC”), with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, and the Federal Reserve Board (the “FRB”) assuming all functions and authority from the OTS relating to savings and loan holding companies. Certain aspects of the Reform Act will have an impact on us including the combination of our primary regulator, the OTS, with the OCC, the imposition of consolidated holding company capital requirements, changes to deposit insurance assessments and the rollback of federal preemption applicable to certain of our operations. Pursuant to the Reform Act, the OTS will be merged into the OCC as early as July 21, 2011 at which time Hudson City will be regulated by the OCC and the Company will be regulated by the FRB.
Hudson City Savings Bank has served its customers since 1868. We conduct our operations out of our corporate offices in Paramus in Bergen County, New Jersey and through 135 branches in the New York metropolitan area. We operate 97 branches located in 17 counties throughout the State of New Jersey. In New York State, we operate 10 branch offices in Westchester County, 12 branch offices in Suffolk County, 1 branch office each in Putnam and Rockland Counties and 5 branch offices in Richmond County (Staten Island). We also operate 9 branch offices in Fairfield County, Connecticut. We also open deposit accounts through our internet banking service.
We are a community- and consumer-oriented retail savings bank offering traditional deposit products, residential real estate mortgage loans and consumer loans. In addition, we purchase mortgages and mortgage-backed securities and other securities issued by U.S. government-sponsored enterprises (“GSEs”) as well as other investments permitted by applicable laws and regulations. We retain substantially all of the loans we originate in our portfolio. We do not originate or purchase sub-prime loans, negative amortization loans or option adjustable-rate mortgage loans. Historically, we did not originate commercial mortgage loans or multi-family mortgage loans. However, these loan products were offered by Sound Federal Bancorp, Inc. (“Sound Federal”) which we acquired in 2006 (the “Acquisition”). As a result, we have a small portfolio of these loans.
Our business model and product offerings allow us to serve a broad range of customers with varying demographic characteristics. Our traditional consumer products such as conforming one- to four-family residential mortgages, time deposits, checking and savings accounts appeal to a broad customer base. Our jumbo mortgage lending proficiency and our time deposit and money market products have allowed us to target higher-income customers successfully.

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
Market Area
Through our branch offices, we have operations in 10 of the top 50 counties in the United States ranked by median household income. Operating in high median household income counties fits well with our jumbo mortgage loan and consumer deposit business model. We also purchase first mortgage loans in states that are east of the Mississippi River and as far south as South Carolina. The wholesale loan purchase program complements our retail loan origination by enabling us to diversify our assets outside of our local market area.
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
We also open deposit accounts through our internet banking service which allows us to serve customers throughout the United States. As of December 31, 2010, we had $261.7 million of deposits that were opened through our internet banking service.
Our future growth opportunities will be influenced by the growth and stability of the regional economy, other demographic population trends and the competitive environment in the New York metropolitan area (which we define to include New York, New Jersey and Connecticut). The national economy was in a recessionary cycle for approximately two years with the housing and real estate markets suffering significant losses in value. During 2010, the economic recovery has been weak and unemployment rates remain elevated. Housing market conditions in our lending area deteriorated during the economic recession as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices, increasing home foreclosures and an increase in the length of time houses remain on the market. Housing prices remained weak during 2010 with most markets experiencing slight declines in prices as indicated by the S&P/Case-Shiller Home Price Indices.

Approximately 78.4% of our mortgage loans are located in the New York metropolitan area. The Federal Housing Finance Agency (“FHFA”), an independent entity within the Department of Housing and Urban Development, publishes housing market data on a quarterly basis. According to the data published by FHFA for the third quarter of 2010, the most recent data available, house prices in New Jersey decreased 1.21% from the third quarter of 2009. For New York and Connecticut, house prices decreased 0.72% and 2.57%, respectively during this same period. Additionally, according to the FHFA data, the states of Virginia, Illinois, Maryland, Minnesota, Michigan and Pennsylvania experienced decreases in house prices of 0.54%, 3.67%, 5.43%, 1.89%, 3.53% and 1.59%, respectively for those same periods. Massachusetts reported a slight increase of 0.63% in house prices from the third quarter of 2009. These seven states account for 16.6% of our total mortgage portfolio. While economic conditions and the housing markets appear to have stabilized, we can give no assurance that these conditions will improve further or will not continue to worsen in the near future.
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
Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage firms. We have also faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market. During 2010, the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, sellers from whom we have historically purchased loans are originating loans at lower rates than we would accept, selling their loans to the GSEs or keeping them in their portfolio.
Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.
Lending Activities
Loan Portfolio Composition. Our loan portfolio primarily consists of one- to four-family residential first mortgage loans. To a significantly lesser degree, the loan portfolio includes multi-family and commercial mortgage loans, construction loans and consumer loans, which primarily consist of fixed-rate second mortgage loans and home equity credit lines.
At December 31, 2010, we had total loans of $30.92 billion, of which $30.61 billion, or 99.0%, were first mortgage loans. Of the first mortgage loans outstanding at that date, 66.8% were fixed-rate mortgage loans and 33.2% were adjustable-rate mortgage (“ARM”) loans. At December 31, 2010, multi-family and commercial mortgage loans totaled $48.1 million, construction loans totaled $9.1 million, and consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $317.6 million, or 1.0%, of total loans.
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
The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)

First mortgage loans:
One- to four-family	$30,049,398	97.17%	$31,076,829	97.79%	$28,931,237	98.34%	$23,671,712	97.86%	$18,561,467	97.27%
FHA/VA	499,724	1.62	285,003	0.90	20,197	0.07	22,940	0.09	29,573	0.15
Multi-family and commercial	48,067	0.16	54,694	0.17	57,829	0.20	58,874	0.24	69,322	0.36
Construction	9,081	0.03	13,030	0.04	24,830	0.08	34,064	0.14	41,150	0.22

Total first mortgage loans	30,606,270	98.98	31,429,556	98.90	29,034,093	98.69	23,787,590	98.33	18,701,512	98.00

Consumer and other loans:
Fixed-rate second mortgages	160,896	0.52	201,375	0.63	262,538	0.89	284,406	1.18	274,028	1.44
Home equity credit lines	137,467	0.44	127,987	0.40	101,751	0.35	104,567	0.43	97,644	0.51
Other	19,264	0.06	21,003	0.07	20,506	0.07	15,718	0.06	10,433	0.05

Total consumer and other loans	317,627	1.02	350,365	1.10	384,795	1.31	404,691	1.67	382,105	2.00

Total loans	30,923,897	100.00%	31,779,921	100.00%	29,418,888	100.00%	24,192,281	100.00%	19,083,617	100.00%

Deferred loan costs	86,633		81,307		71,670		40,598		16,159
Allowance for loan losses	(236,574)		(140,074)		(49,797)		(34,741)		(30,625)

Net Loans	$30,773,956		$31,721,154		$29,440,761		$24,198,138		$19,069,151

The following tables present the composition of our loan portfolio by credit quality indicator at the date indicated:
Credit Risk Profile based on Payment Activity
At December 31, 2010
(In thousands)

	One-to four- family		Other first
	first mortgage loans		Mortgages		Consumer and Other
					Fixed-rate
			Multi-family		second	Home Equity
	Amortizing	Interest-only	and Commercial	Construction	mortgages	credit lines	Other
Performing	$24,733,745	$4,957,115	$46,950	$1,521	$160,456	$135,111	$17,740
Non-performing	678,914	179,348	1,117	7,560	440	2,356	1,524

Total	$25,412,659	$5,136,463	$48,067	$9,081	$160,896	$137,467	$19,264

Credit Risk Profile by Internally Assigned Grade
At December 31, 2010
(In thousands)

	One-to four- family		Other first
	first mortgage loans		Mortgages		Consumer and Other
			Multi-family		Fixed-rate
			and		second	Home Equity
	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
Pass	$24,646,101	$4,927,545	$37,697	$1,521	$160,216	$134,408	$17,737
Special mention	151,800	29,570	1,199	—	240	703	3
Substandard	614,758	179,348	1,117	7,560	440	2,356	1,524
Doubtful	—	—	8,054	—	—	—	—

Total	$25,412,659	$5,136,463	$48,067	$9,081	$160,896	$137,467	$19,264

Loan classifications are defined as follows:
•	Pass — These loans are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention — These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard — These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•	Doubtful — These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•	Loss — These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.
We evaluate the classification of our one-to four-family mortgage loans, consumer loans and other loans primarily on a pooled basis by delinquency. Loans that are past due 60 to 89 days are classified as special mention and loans that are past due 90 days or more are classified as substandard. We generally obtain updated valuations for one- to four- family mortgage loans by the time a loan becomes 180 days past due. If necessary, we charge-off an amount to reduce the carrying value of the loan to the value of the underlying property, less estimated selling costs. Since we record the charge-off when we receive the updated valuation, we typically do not have any residential first mortgages classified as doubtful or loss. We evaluate multi-family, commercial and construction loans individually and base our classification on the debt service capability of the underlying property as well as secondary sources of repayment such as the borrower’s and any guarantor’s ability and willingness to provide debt service.
The following table presents the geographic distribution of loans in our portfolio:

	At December 31, 2010	At December 31, 2009
	Percentage of Loans by	Percentage of Loans by
	State to Total loans	State to Total loans

New Jersey	44.0%	43.0%
New York	19.9	18.2
Connecticut	14.5	12.6

Total New York metropolitan area	78.4	73.8

Virginia	3.5	4.6
Pennsylvania	3.1	2.0
Illinois	3.0	3.9
Maryland	2.7	3.5
Massachusetts	1.9	2.7
Minnesota	1.3	1.4
Michigan	1.1	1.3
All others	5.0	6.8

Total outside the New York metropolitan area	21.6	26.2

	100.0%	100.0%

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2010. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $7.15 billion for 2010, $6.67 billion for 2009 and $2.76 billion for 2008.

	At December 31, 2010
		Multi-family
	First Mortgage	and Commercial		Consumer and
	Loans	Mortgages	Construction	Other Loans	Total

	(In thousands)

Amounts Due:
One year or less	$56,591	$5,163	$9,081	$6,626	$77,461

After one year:
One to three years	21,137	3,068	—	12,358	36,563
Three to five years	26,257	19,453	—	12,795	58,505
Five to ten years	764,940	12,452	—	48,915	826,307
Ten to twenty years	2,707,574	6,297	—	230,707	2,944,578
Over twenty years	26,972,623	1,634	—	6,226	26,980,483

Total due after one year	30,492,531	42,904	—	311,001	30,846,436

Total loans	$30,549,122	$48,067	$9,081	$317,627	30,923,897

Deferred loan costs					86,633
Allowance for loan losses					(236,574)

Net loans					$30,773,956

The following table presents, as of December 31, 2010, the dollar amounts of all fixed-rate and adjustable-rate loans that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total

	(In thousands)

First mortgage loans	$20,323,871	$10,168,660	$30,492,531
Multi-family and commercial mortgages	42,391	513	42,904
Consumer and other loans	167,052	143,949	311,001

Total loans due after one year	$20,533,314	$10,313,122	$30,846,436

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

		For the Year Ended December 31,
	2010	2009	2008

	(In thousands)

Total loans:
Balance outstanding at beginning of period	$31,779,921	$29,418,888	$24,192,281

Originations:
One- to four-family first mortgage loans	5,736,051	5,963,365	4,949,024
Multi-family and commercial mortgage loans	—	—	250
Construction loans	328	950	9,038
Consumer and other loans	89,629	99,555	81,909

Total originations	5,826,008	6,063,870	5,040,221

Purchases:
One- to four-family first mortgage loans	764,335	3,161,401	3,061,859

Total purchases	764,335	3,161,401	3,061,859

Less:
Principal payments:
First mortgage loans	(7,150,534)	(6,664,318)	(2,754,898)
Consumer and other loans	(122,265)	(133,949)	(101,741)

Total principal payments	(7,272,799)	(6,798,267)	(2,856,639)

Premium amortization and discount accretion, net	10,335	8,743	4,580
Transfers to foreclosed real estate	(73,132)	(26,581)	(18,892)
Charge-offs:
First mortgage loans	(110,669)	(48,097)	(4,458)
Consumer and other loans	(102)	(36)	(64)

Balance outstanding at end of period	$30,923,897	$31,779,921	$29,418,888

Residential Mortgage Lending. Our primary lending emphasis is the origination and purchase of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not offer loans secured by cooperative apartment units or interests therein. We originate and purchase substantially all of our one- to four-family first mortgage loans for retention in our portfolio. We specialize in residential mortgage loans with principal balances in excess of the Fannie Mae, single-family limit which has typically been $417,000 (“non-conforming” or “jumbo” loans). Beginning in 2008, Fannie Mae instituted two sets of loan limits — a “general” loan limit at $417,000 and “high-cost” loan limit at $729,750. Thereafter, the “Housing and Economic Recovery Act of 2008” permanently changed Fannie Mae’s charter to expand the definition of a “conforming loan” to include “high-cost” loans originated on or after January 1, 2009. Pursuant to the “American Recovery and Reinvestment Act of 2009,” from January 1, 2009 through December 31, 2009 Fannie Mae was permitted to purchase loans up to $729,750 for a one-unit dwelling in designated high-cost areas. In October 2009, Congress extended the $729,750 limit through the end of 2010. In September 2010, Congress extended the $729,750 limit through September 30, 2011. However, since we do not generally sell loans in the secondary markets, we continue to use $417,000 as our conforming loan limit for all loans. We believe that our retention and servicing of the residential mortgage loans that we originate allows us to maintain higher levels of customer service and satisfaction than originators who sell loans to third parties.

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
We currently offer loans that generally conform to underwriting standards specified by Fannie Mae (“conforming loans”), non-conforming loans, loans processed as limited documentation loans and, to a limited extent, no income verification loans, as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of up to 30 years. The non-conforming loans generally follow Fannie Mae guidelines, except for the loan amount. Fannie Mae guidelines, for the most part, limit the principal amount of single-family loans to $417,000; our non-conforming loans generally exceed such limits. The average size of our one- to four-family mortgage loans originated in 2010 was approximately $593,000. The overall average size of our one- to four-family first mortgage loans held in portfolio was approximately $420,000 and $416,000 at December 31, 2010 and 2009, respectively. We are an approved seller/servicer for Fannie Mae and an approved servicer for Freddie Mac. We generally hold loans for our portfolio but have, from time to time, sold loans in the secondary market. We sold no loans in 2010, 2009 or 2008 and had no loans classified as held for sale at December 31, 2010.
Our originations of residential first mortgage loans amounted to $5.74 billion in 2010, $5.96 billion in 2009 and $4.96 billion in 2008. Included in these totals are refinancings of our existing first mortgage loans as follows:

		Percent of
		First Mortgage
	Amount	Loan Originations

	(In thousands)

2010	$722,972	12.7%
2009	553,026	9.5
2008	197,266	4.1
We also allow certain existing customers to reduce the interest rates on their mortgage loans, for a fee, with the intent of maintaining our customer relationship in periods of extensive refinancing due to a low interest rate environment. This program changes the existing interest rate to the market rate for a product currently offered by us with a similar or reduced term. We generally do not extend the maturity date of the loan. To qualify for an interest rate reduction, the loan should be current and our review of past payment performance should indicate that no payments were past due in any of the 12 preceding months. In general, all other terms and conditions of the existing mortgage remain the same. For the years ended December 31, 2010, 2009 and 2008, mortgage loans with principal balances of $2.75 billion, $2.25 billion and $88.7 million, respectively had interest rates reduced pursuant to this program.
We offer a variety of adjustable-rate and fixed-rate one- to four-family mortgage loans with maximum loan to value (“LTV”) ratios that depend on the type of property and the size of loan involved. The LTV ratio is the loan amount divided by the appraised value of the property. The LTV ratio is a measure commonly used by financial institutions to determine exposure to risk. Loans on owner-occupied one- to four-family homes of up to $1.0 million are generally subject to a maximum LTV ratio of 80%. LTV ratios of 75% or less are generally required for one- to four-family loans in excess of $1.0 million and less than $1.5 million. Loans in excess of $1.5 million and less than $2.0 million are generally subject to a maximum LTV ratio of 70%. Loans in excess of $2.0 million and up to $2.5 million are generally subject to a maximum LTV ratio of 65%. Loans in excess of $2.5 million and up to $3.0 million are generally subject to a maximum LTV ratio of 60%. We typically do not originate mortgage loans in excess of $3.0 million.

We also offer a variety of ARM loans secured by one- to four-family residential properties with a fixed rate for initial terms of three years, five years, seven years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. These loans are originated in amounts generally up to $3.0 million. The ARM loans that we currently originate have a maximum 30-year amortization period and are generally subject to the LTV ratios described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States Treasury securities adjusted to a constant maturity of one year and generally are subject to a maximum increase or decrease of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. As a result of generally low market interest rates for ARM loans, the initial offered rate on these loans was 87.5 to 162.5 basis points above the current fully indexed rate at December 31, 2010. We originated $3.03 billion of one- to four-family ARM loans in 2010. At December 31, 2010, 33.3% of our one- to four-family mortgage loans consisted of ARM loans.
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
Our wholesale loan purchase program is an important component of our residential loan portfolio, and complements our retail loan origination production by enabling us to diversify assets outside our local market area, thus providing a safeguard against economic trends that might affect one particular area of the nation. Through this program, we have obtained assets at a relatively low overhead cost and have minimized related servicing costs. At December 31, 2010, $11.33 billion, or 37.0%, of our first mortgage loans were purchased loans. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, the sellers from whom we have historically purchased loans are originating loans at lower rates than we would accept, selling many of their loans to the GSEs or keeping them in their portfolio. We expect that the amount of loan purchases will continue to be at reduced levels for the near future.
We have developed written standard operating guidelines relating to the purchase of these assets. These guidelines include an evaluation and approval process for the various sellers from whom we choose to buy whole loans, the types of whole loans and acceptable property locations. The purchase agreements, as established with each seller/servicer, contain parameters of the loan characteristics that can be included in each package. These parameters, such as maximum loan size and maximum weighted average LTV, generally conform to parameters utilized by us to originate mortgage loans. All loans are reviewed for compliance with the agreed upon parameters. All purchased loan packages are subject to internal due diligence procedures including review of a sampling of individual loan files. We generally perform full credit reviews of 10% to 20% of the mortgage loans in each package purchased. Our due diligence procedures include a review of the legal documents, including the note, the mortgage and the title policy, review of the credit file, evaluating debt service ratios, review of the appraisal and verifying LTV ratios and evaluating the completeness of the loan package. This review subjects the loan file to substantially the same underwriting standards used in our own loan origination process.
The loan purchase agreements recognize that the time frame to complete our due diligence reviews may not be sufficient prior to the completion of the purchase and afford us a limited period of time after closing to complete our review and return, or request substitution of, any loan for any legitimate underwriting concern. After the review period, we are still provided recourse against the seller for any breach of a representation or warranty with respect to the loans purchased. Among these representations and warranties are attestations of the legality and enforceability of the legal documentation, adequacy of insurance on the collateral real estate, compliance with regulations, and certifications that all loans are current as to principal and interest at the time of purchase.

In general, the seller of a purchased loan continues to service the loan after we purchase it. However, we maintain custody of the legal documents. The servicing of purchased loans is governed by the servicing agreement entered into with each servicer. These servicing agreements are structured to ensure that we have ongoing involvement with collection and loss mitigation procedures. Oversight of the servicer is maintained by us through review of all reports, remittances and non-performing loan ratios with appropriate further action, such as contacting the servicers by phone, in writing or through on-site visits to clarify or correct our concerns, taken as required. We also require that all servicers provide end-of-year financial statements and must deliver industry certifications substantiating that they have in place appropriate controls to ensure their mode of administration is in accordance with regulatory standards. These operating guidelines provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. Historically, we have purchased loans from six to eight of the largest nationwide mortgage producers. We purchased first mortgage loans of $764.3 million in 2010, $3.16 billion in 2009 and $3.06 billion in 2008. The average size of our one-to four-family mortgage loans purchased during 2010 was approximately $337,000.
We also purchase and originate interest-only mortgage loans. These loans are designed for customers who desire flexible amortization schedules. These loans are originated as ARM loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using fully amortizing payment amounts, more restrictive standards and generally are made with lower LTV limitations imposed to help minimize any potential credit risk. These loans may involve higher risks compared to standard loan products since there is the potential for higher payments once the interest rate resets and the principal begins to amortize and they rely on a stable or rising housing market to maintain an acceptable LTV ratio. However, we do not believe these programs will have a material adverse impact on our asset quality based on our underwriting criteria and the average LTV ratios on the loans originated in this program. During 2010, we originated $1.32 billion of interest-only loans with an average LTV ratio of 60.0% based on the appraised value at the time of origination. The outstanding principal balance of interest-only loans in our portfolio was approximately $5.14 billion as of December 31, 2010 with an average LTV ratio of approximately 62.4% using the appraised value at time of origination. Non-performing interest-only loans amounted to $179.3 million, or 20.6%, of non-performing loans at December 31, 2010 as compared to non-performing interest-only loans of $82.2 million, or 13.1%, of non-performing loans at December 31, 2009. We have not in the past, nor do we currently, originate or purchase option ARM loans, where the borrower is given various payment options that could change payment flows to the Bank. For a description of guidance on nontraditional mortgage products, See “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”
In addition to our full documentation loan program, we originate and purchase loans to certain eligible borrowers as limited documentation loans. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for limited documentation loans to complete a Freddie Mac/Fannie Mae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We also allow certain borrowers to obtain mortgage loans without disclosing income levels and without any verification of income. In these cases, we require verification of the borrowers’ assets. We collect and analyze data relating to limited documentation loans that we originate. Originated loans overall represent 62.9% of our one- to four- family first mortgage loans. As part of our wholesale loan program, we have allowed sellers to include limited documentation loans in each pool of purchased mortgage loans but limit the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have a maximum LTV of 70% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale limited documentation loans on our mortgage loan system. Included in our loan portfolio at December 31, 2010 are $3.38 billion of originated amortizing limited documentation loans and $938.8 million of originated limited documentation interest-only loans. Non-performing loans at December 31, 2010 include $91.5 million of originated amortizing limited documentation loans and $58.3 million of originated interest-only limited documentation loans.
We offer mortgage programs designed to address the credit needs of low- and moderate-income home mortgage applicants and low- and moderate-income home improvement loan applicants. We define low- and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income of the Metropolitan Statistical Area in the county where the subject property is located. Among the features of the low- and moderate-income home mortgage programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For example, these programs have generally provided for loans with up to 80% LTV ratios and rates which are 25 to 50 basis points lower than our traditional mortgage loans. In 2010, we originated $15.1 million in mortgage loans under these programs.
Multi-family and Commercial Mortgage Loans. At December 31, 2010, $48.1 million, or 0.16%, of the total loan portfolio consisted of multi-family and commercial mortgage loans. Commercial mortgage loans are secured by office buildings, religious facilities and other commercial properties. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). Substantially all of these loans were acquired in the acquisition of Sound Federal. Since our primary lending product is one-to four-family mortgage loans, we have not actively pursued the origination of commercial and multi-family mortgage loans. We did not originate any multi-family or commercial mortgage loans in 2010. At December 31, 2010, the largest commercial mortgage loan had a principal balance of $6.0 million and was adequately secured by a storage unit facility. This borrower also had an additional $2.1 million of commercial mortgage loans outstanding with us at December 31, 2010. These loans were restructured during 2010 to allow for a six-month deferment of principal payments. These loans are performing in accordance with the restructuring agreement as of December 31, 2010.
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
Construction Lending. Substantially all of our construction loans were acquired in the Acquisition. Since our primary lending product is one-to four-family mortgage loans, we have not actively pursued the origination of construction loans and have removed them from our product offerings. While we did not originate any construction loans in 2010, there were principal advances on existing construction loans of $328,000 during 2010. Our construction loans are secured by residential and commercial properties located in our market area. At December 31, 2010, we had 7 construction loans totaling $9.1 million, or 0.03% of total loans. Our largest construction loan is a participation loan for a 90 unit condominium project. Our outstanding portion of the loan amounted to $2.3 million at December 31, 2010. This loan is included in our loans that are past due 90 days or more as of December 31, 2010 and has a specific reserve associated with it.
Our construction loans to home builders generally have fixed interest rates, are typically for a term of up to 18 months and have a maximum LTV ratio of 80%. Loans to builders were made on either a pre-sold or speculative (unsold) basis. Construction loans to individuals were generally originated pursuant to the same policy guidelines regarding LTV ratios and interest rates that are used in connection with loans secured by one-to four-family residential real estate. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed. Construction loans are disbursed as certain portions of the project are completed.
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
Consumer Loans. At December 31, 2010, $317.6 million, or 1.02%, of our total loans consisted of consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines. Consumer loans generally have shorter terms to maturity, relative to our mortgage portfolio, which reduces our exposure to changes in interest rates. Consumer loans generally carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
We offer fixed-rate second mortgage loans generally in amounts up to $250,000 secured by owner-occupied one- to four-family residences located in the State of New Jersey, and the portions of New York and Connecticut served by our first mortgage loan products, for terms of up to 20 years. At December 31, 2010 these loans totaled $160.9 million, or 0.52% of total loans. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined LTV ratio, including the balance of the first mortgage, generally cannot exceed 80% of the appraised value of the property at time of origination.
Our home equity credit line loans totaled $137.5 million or 0.44% of total loans at December 31, 2010. These loans are either fixed-rate or adjustable-rate loans secured by a second mortgage on owner-occupied one- to four-family residences located in our market area. The interest rates on adjustable-rate home equity credit lines are based on the “prime rate” as published in The Wall Street Journal (the “Index”) subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100, whichever is greater. The maximum credit line available is $250,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.
Other loans totaled $19.3 million at December 31, 2010 and consisted of collateralized passbook loans, overdraft protection loans, unsecured personal loans, and secured and unsecured commercial lines of credit. We no longer originate unsecured personal loans.
Loan Approval Procedures and Authority. All first mortgage loans up to $600,000 must be approved by two officers in our Mortgage Origination Department. Loans in excess of $600,000 and up to $1.0 million require that one of the two officers approving the loan bear the title of Senior Vice President- Mortgage Officer, First Vice President- Mortgage Officer, Executive Vice President - Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. Loans in excess of $1.0 million up to $3.0 million require that two of the officers approving the loan bear the title of the Senior Vice President- Mortgage Officer,

Executive Vice President — Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. Loans in excess of $3.0 million up to $5.0 million require that two of the officers approving the loan bear the title of the Executive Vice President — Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. The aggregate of all residential loans, existing and/or committed to any one borrower, generally shall not exceed $5.0 million. Aggregate loan balances exceeding this limit must be approved by at least two of the following senior officers: Executive Vice President — Lending, Chief Operating Officer or Chief Executive Officer and are reported to the Board of Directors at the next regularly scheduled Board meeting.
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
Asset Quality
One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies we have been proactive in addressing problem loans and non-performing assets. Charge-offs, net of recoveries amounted to $98.5 million in 2010 and $47.2 million in 2009. The national economy was in a recessionary cycle for approximately two years with the housing and real estate markets suffering significant losses in value. The faltering economy was marked by contractions in the availability of business and consumer credit, increases in corporate borrowing rates, falling home prices, increasing home foreclosures and rising levels of unemployment. Economic conditions improved during 2010 but at a relatively slow pace. Economic growth has not been strong enough to result in any significant improvements in the labor markets. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We determined the provision for loan losses for 2010 based on our evaluation of the foregoing factors, the growth of the loan portfolio, increases in delinquent loans, non-performing loans and net loan charge-offs, and trends in the unemployment rate.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original LTV ratios of less than 80%. The average LTV ratio of our 2010 first mortgage loan originations and our total first mortgage loan portfolio were 61.4% and 60.7%, respectively using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2010, we concluded that home values in our primary lending markets while continuing to decline from 2009 levels, have started to show signs of stabilizing. Due to the recent deterioration of real estate values, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.
The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At December 31, 2010
		Non-performing
	Total loans	loans

New Jersey	44.0%	45.7%
New York	19.9	18.7
Connecticut	14.5	6.5

Total New York metropolitan area	78.4	70.9

Virginia	3.5	4.6
Illinois	3.0	4.9
Maryland	2.7	4.4
Massachusetts	1.9	1.6
Pennsylvania	3.1	1.2
Minnesota	1.3	1.8
Michigan	1.1	2.5
All others	5.0	8.1

Total outside the New York metropolitan area	21.6	29.1

	100.0%	100.0%

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
Foreclosed real estate is property acquired through foreclosure or deed in lieu of foreclosure. Write-downs to fair value (net of estimated costs to sell) at the time of acquisition are charged to the ALL. After acquisition, foreclosed properties are held for sale and carried at the lower of fair value minus estimated cost to sell, or at cost. If a foreclosure action is commenced and the loan is not brought current, paid in full or refinanced before the foreclosure sale, the real property securing the loan is either sold at the foreclosure sale, or we or our servicer sells the property as soon thereafter as practicable.
Management continuously monitors the status of the loan portfolio and reports to the Board of Directors on a monthly basis. Our Asset Quality Committee (“AQC”) is responsible for monitoring our loan portfolio, delinquencies and foreclosed real estate. This committee includes members of senior management from the Loan origination, Loan servicing, Appraisal and Finance Departments.

Loans delinquent 60 days to 89 days and 90 days or more were as follows as of the dates indicated.

	At December 31,
	2010				2009				2008
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
		Principal		Principal		Principal		Principal		Principal		Principal
	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance	No. of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(In thousands)

One- to four-family first mortgages	460	$181,370	2,144	$794,106	408	$171,913	1,480	$581,786	265	$100,604	527	$200,642
FHA/VA first mortgages	40	9,730	234	64,156	35	8,650	115	31,855	5	874	30	6,407
Multi-family and commercial mortgages	2	1,199	4	1,117	2	1,088	1	1,414	1	1,417	4	1,854
Construction loans	—	—	6	7,560	—	—	6	9,764	—	—	5	7,610
Consumer and other loans	14	946	42	4,320	14	882	34	2,876	11	1,850	14	1,061

Total delinquent loans (60 days and over)	516	$193,245	2,430	$871,259	459	$182,533	1,636	$627,695	282	$104,745	580	$217,574

Delinquent loans (60 days and over) to total loans		0.62%		2.82%		0.57%		1.98%		0.36%		0.74%
The following table is a comparison of our delinquent loans by class as of December 31, 2010:

							90 Days
			90 Days	Total	Current	Total	or more
At December 31, 2010	30-59 Days	60-89 Days	or more	Past Due	Loans	Loans	accruing

	(In thousands)

One- to four-family first mortgages:
Amortizing	$363,583	$161,530	$678,914	$1,204,027	$24,208,632	$25,412,659	$64,156
Interest-only	47,479	29,570	179,348	256,397	4,880,066	5,136,463	—
Multi-family and commercial mortgages	3,199	1,199	1,117	5,515	42,552	48,067	—
Construction loans	—	—	7,560	7,560	1,521	9,081	—
Consumer and other loans:
Fixed-rate second mortgages	896	240	440	1,576	159,320	160,896	—
Home equity lines of credit	2,419	703	2,356	5,478	131,989	137,467	—
Other	1,330	3	1,524	2,857	16,407	19,264	—

Total	$418,906	$193,245	$871,259	$1,483,410	$29,440,487	$30,923,897	$64,156

Non-performing loans amounted to $871.3 million at December 31, 2010 as compared to $627.7 million at December 31, 2009. Non-performing loans at December 31, 2010 included $858.3 million of one- to four-family first mortgage loans as compared to $613.6 million at December 31, 2009. The ratio of non-performing loans to total loans was 2.82% at December 31, 2010 compared with 1.98% at December 31, 2009.
We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Current economic conditions have been exacerbated by the decline in the housing and real estate markets. In addition, the continued high levels of unemployment during 2010 may have adverse implications for an already weak housing market.
The decline in the real estate and housing markets resulted in higher charge-offs in 2010, although the overall amount of our charge-offs has been moderate because of our underwriting standards and the geographical areas in which we lend. The weighted average LTV in our one- to four-family mortgage loan portfolio at December 31, 2010 was approximately 61%, using appraised values at the time of origination. In addition, the average LTV ratio of our non-performing loans was approximately 75% at December 31, 2010 based on the appraised value at the time of origination. As a result, the amount of equity that borrowers have in the underlying properties or that other lenders have in the form of second mortgages that are subordinate to Hudson City Savings, has helped to protect us from declining conditions in the housing market and the economy. However, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to purchase the property to protect their interest if the value of the property is not enough to satisfy their loan. Due to the recent deterioration of real estate values, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.
With the exception of first mortgage loans guaranteed by a federal agency we stop accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectability of such interest or principal is doubtful. We reverse outstanding interest on non-accrual loans that we previously credited to income. We recognize income in the period that we collect it or when the ultimate collectability of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.
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
The following table presents information regarding non-performing assets as of the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006

	(Dollars in thousands)

Non-accrual loans:
Residential first mortgage loans	$794,106	$581,786	$200,642	$69,904	$20,053
Multi-family and commercial mortgages	1,117	1,414	1,854	2,028	—
Construction loans	7,560	6,624	7,610	647	3,098
Consumer and other loans	4,320	1,916	626	956	1,217

Total non-accrual loans	807,103	591,740	210,732	73,535	24,368
Accruing loans delinquent 90 days or more	64,156	35,955	6,842	5,867	5,630

Total non-performing loans	871,259	627,695	217,574	79,402	29,998
Foreclosed real estate, net	45,693	16,736	15,532	4,055	3,161

Total non-performing assets	$916,952	$644,431	$233,106	$83,457	$33,159

Non-performing loans to total loans	2.82%	1.98%	0.74%	0.33%	0.16%
Non-performing assets to total assets	1.50	1.07	0.43	0.19	0.09
The following table presents information regarding our non-performing residential first mortgage loans at December 31:

	2010	2009

	(In thousands)

Non-accrual residential first mortgage loans:
Amortizing residential first mortgage loans	$614,758	$499,550
Interest-only residential first mortgage loans	179,348	82,236

Included in accruing loans delinquent 90 days or more are $64.2 million of Federal Housing Administration (the “FHA”) loans. We continue to accrue interest on these loans since they are guaranteed by the FHA. At December 31, 2010, approximately $692.6 million of our non-performing loans were in the New York metropolitan area and $178.7 million were outside of the New York metropolitan area. At December 31, 2009, approximately $402.8 million of our non-performing loans were in the New York metropolitan area and $224.9 million were outside of the New York metropolitan area. Non-accrual first mortgage loans at December 31, 2010 included $179.3 million of interest-only loans and $149.8 million of originated reduced documentation loans with average LTV ratios of approximately 68% and 59%, respectively, based on appraised values at time of origination. Non-accrual first mortgage loans at December 31, 2009 included $82.2 million of interest-only loans and $68.0 million of originated reduced documentation loans with average LTV ratios of approximately 69% and 75%, respectively, based on appraised values at time of origination. The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $48.7 million. The total amount of interest income received on non-accrual loans amounted to approximately $4.5 million during 2010. We are not committed to lend additional funds to borrowers whose loans are in non-accrual status.
Upon request, we will generally agree to a short-term payment plan for certain residential mortgage loan borrowers. Many of these customers are current as to their mortgage payments, but may be anticipating a short-term cash flow need and want to protect their credit history. The extent of these plans is generally limited to a six-month deferral of principal payments only. Pursuant to these short-term payment plans, we do not modify mortgage notes, recast legal documents, extend maturities or reduce interest rates. We also do not forgive any interest or principal. We have not classified these loans as troubled debt restructurings since we collect all principal and interest, the deferral period is short and any reduction in the present value of cash flows is due to the insignificant delay in the timing of principal payments. The principal balance of loans with payment plans at December 31, 2010 amounted to $81.3 million, including $54.4 million of loans that are current, $13.9 million that are 30 to 59 days past due, $4.7 million that are 60 to 89 days past due and $8.3 million that are 90 days or more past due.
Loans modified in a troubled debt restructuring totaled $11.1 million at December 31, 2010. There were none at December 31, 2009. These loans were current at the time of the restructuring and have complied with the terms of their restructure agreement and were considered performing at December 31, 2010.

Allowance for Loan Losses.
The following table presents the activity in our ALL at or for the years indicated.

		At or for the Year December 31,
	2010	2009	2008	2007	2006

	(Dollars in thousands)

Balance at beginning of year	$140,074	$49,797	$34,741	$30,625	$27,393

Provision for loan losses	195,000	137,500	19,500	4,800	—
Allowance transferred in Acquisition	—	—	—	—	3,308
Charge-offs:
First mortgage loans	(110,669)	(48,097)	(4,458)	(701)	(72)
Consumer and other loans	(102)	(36)	(64)	(62)	(7)

Total charge-offs	(110,771)	(48,133)	(4,522)	(763)	(79)
Recoveries	12,271	910	78	79	3

Net (charge-offs) recoveries	(98,500)	(47,223)	(4,444)	(684)	(76)

Balance at end of year	$236,574	$140,074	$49,797	$34,741	$30,625

Allowance for loan losses to total loans	0.77%	0.44%	0.17%	0.14%	0.16%
Allowance for loan losses to non-performing loans	27.15	22.32	22.89	43.75	102.09
Net charge-offs as a percentage of average loans	0.31	0.15	0.02	—	—
The following table presents the activity in our ALL by portfolio segment at the year indicated:

		At December 31, 2010
		Multi-family
	First Mortgage	and Commercial		Consumer and
	Loans	Mortgages	Construction	Other Loans	Total

	(In thousands)

Balance at beginning of year	$133,927	$1,304	$1,865	$2,978	$140,074

Provision for loan losses	191,697	3,115	(137)	325	195,000
Charge-offs	(110,669)	—	—	(102)	(110,771)
Recoveries	12,269	—	—	2	12,271

Net (charge-offs) recoveries	(98,400)	—	—	(100)	(98,500)

Balance at end of year	$227,224	$4,419	$1,728	$3,203	$236,574

Loan portfolio:
Balance at end of year
Individually evaluated for impairment	$—	$9,161	$7,560	$—	$16,721
Collectively evaluated for impairment	30,549,122	38,906	1,521	317,627	30,907,176
The ALL has been determined in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to maintain adequate ALL. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
The ALL amounted to $236.6 million and $140.1 million at December 31, 2010 and 2009, respectively. We recorded our provision for loan losses during 2010 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, our loss experience on non-performing loans, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and growth in the loan portfolio. See “Item 7 — Management’s Discussion and Analysis — Critical Accounting Policies — Allowance for Loan Losses”.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original LTV ratios of less than 80%. The average LTV ratio of our 2010 first mortgage loan originations and our total first mortgage loan portfolio were both approximately 61% using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2010, we concluded that home values in our primary lending markets, while continuing to decline from 2009 levels, have started to show signs of stabilizing.
The national economy was in a recessionary cycle for approximately two years with the housing and real estate markets suffering significant losses in value. The faltering economy was marked by contractions in the availability of business and consumer credit, falling home prices, increasing home foreclosures and rising levels of unemployment. Economic conditions have improved but at a relatively slow pace. Economic growth has not been strong enough to result in any significant improvements in the labor markets. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We determined the provision for loan losses for 2010 based on our evaluation of the foregoing factors, the growth of the loan portfolio, the increases in delinquent loans, non-performing loans and net loan charge-offs, and trends in the unemployment rate.
At December 31, 2010, first mortgage loans secured by one-to four-family properties accounted for 98.8% of total loans. Fixed-rate mortgage loans represent 66.8% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase option ARM loans, negative amortization loans or sub-prime loans.
Non-performing loans amounted to $871.3 million at December 31, 2010 as compared to $627.7 million at December 31, 2009. Non-performing loans at December 31, 2010 included $858.3 million of one- to four-family first mortgage loans as compared to $613.6 million at December 31, 2009. The ratio of non-performing loans to total loans was 2.82% at December 31, 2010 compared with 1.98% at December 31, 2009. Loans delinquent 60 to 89 days amounted to $193.2 million at December 31, 2010 as compared to $182.5 million at December 31, 2009. Foreclosed real estate amounted to $45.7 million at December 31, 2010 as compared to $16.7 million at December 31, 2009. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values over the last three years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios have helped to moderate our charge-offs as there has generally been adequate equity behind our first lien as of the foreclosure date to satisfy our loan.
At December 31, 2010, the ratio of the ALL to non-performing loans was 27.15% as compared to 22.32% at December 31, 2009. The ratio of the ALL to total loans was 0.77% at December 31, 2010 as compared to 0.44% at December 31, 2009. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL and non-performing loans. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.
Charge-offs on our non-performing loans increased in 2010. We generally obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $98.5 million for 2010 as compared to $47.2 million in 2009. These charge-offs were primarily due to the results of our reappraisal process for our non-performing residential first mortgage loans with 71 loans disposed of through the foreclosure process during 2010 with a final realized gain on sale (after previous charge-offs and write-downs of $8.9 million) of approximately $508,000. Write-downs on foreclosed real estate amounted to $3.2 million for 2010. The results of our reappraisal process and our recent charge-off history are also considered in the determination of the ALL.
As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case-Shiller. Our AQC uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. In addition, we generally obtain updated collateral values by the time a loan becomes 180 days past due which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use the house price indices to identify geographic areas experiencing weaknesses in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we increased certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during 2010. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We generally obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our estimated loss experience on our non-performing one- to four-family first mortgage loans was approximately 13.3% during 2010 and was approximately 11.0% in 2009. Our one- to four- family mortgage loans represent 98.8% of our total loans. The recent adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.
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
We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV in our one- to four-family mortgage loan portfolio at December 31, 2010 was approximately 61%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was approximately 75% at December 31, 2010. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 70.9% of our non-performing loans were located at December 31, 2010, by approximately 22% from the peak of the market in 2006 through November 2010 and by 31% nationwide during that period. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.
Net charge-offs amounted to $98.5 million for 2010 as compared to net charge-offs of $47.2 million for 2009. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. In addition, in light of the highly publicized foreclosure issues that have recently affected the nation’s largest mortgage loan servicers which has resulted in greater bank regulatory, court and state attorney general scrutiny, our foreclosure process and timing to completion of foreclosures may be further delayed. If real estate prices continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.
At December 31, 2010 and December 31, 2009, commercial and construction loans evaluated for impairment in accordance with accounting guidance amounted to $16.7 million and $11.2 million, respectively. Based on this evaluation, we established an ALL of $5.1 million for loans classified as impaired at December 31, 2010 compared to $2.1 million at December 31, 2009.
The markets in which we lend have experienced significant declines in real estate values which we have taken into account in evaluating our ALL. Although we believe that we have established and maintained the ALL at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Increases in our loss experience on non-performing loans, the loss factors used in our quantitative analysis of the ALL and continued increases in overall loan delinquencies can have a significant impact on our need for increased levels of loan loss provisions in the future. No assurance can be given in any particular case that our LTV ratios will provide full protection in the event of borrower default. Although we use the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change. See “Item 7 — Management’s Discussion and Analysis — Critical Accounting Policies — Allowance for Loan Losses”.

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$227,224	98.79%	$133,927	98.69%	$45,642	98.43%	$29,511	97.95%	$24,578	97.42%
Other first mortgages	6,147	0.19	3,169	0.21	2,065	0.26	1,883	0.38	999	0.58

Total first mortgage loans	233,371	98.98	137,096	98.90	47,707	98.69	31,394	98.33	25,577	98.00
Consumer and other loans	3,203	1.02	2,978	1.10	2,090	1.31	3,347	1.67	3,618	2.00
Unallocated	—	—	—	—	—	—	—	—	1,430	—

Total allowance for loan losses	$236,574	100.00%	$140,074	100.00%	$49,797	100.00%	$34,741	100.00%	$30,625	100.00%

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
We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by GSEs. These securities account for substantially all of our securities. We do not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. At December 31, 2010, there were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.
We also have an investment in Federal Home Loan Bank of New York (“FHLB”) stock for $871.9 million. We have evaluated our investment in FHLB stock for impairment which includes a review of the financial statements and capital balances of FHLB. As a result of our review we have noted that there were no issues that would result in impairment in our investment. FHLB is in compliance with regulatory capital to assets ratio and liquidity requirements.

We have two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act. Mortgage-backed securities with an amortized cost of approximately $114.5 million are pledged as collateral for these borrowings and we have demanded the return of this collateral. We believe that we have the legal right to setoff our obligation to repay the borrowings against our right to the return of the mortgage-backed securities pledged as collateral. As a result, we believe that our potential economic loss from Lehman Brother’s failure to return the collateral is limited to the excess market value of the collateral over the $100 million repurchase price. We intend to pursue full recovery of the pledged collateral in accordance with the contractual terms of the repurchase agreements. There can be no assurances that the final settlement of this transaction will result in the full recovery of the collateral or the full amount of the claim. We have not recognized a loss in our financial statements related to these repurchase agreements as we have concluded that a loss is neither probable nor estimable at December 31, 2010.
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
Investment Securities. At December 31, 2010, investment securities classified as held to maturity had a carrying value of $3.94 billion while $89.8 million were classified as available for sale. At December 31, 2010, the investment securities portfolio had a weighted-average rate of 3.38% and a fair value of approximately $3.96 billion. During 2010, we purchased $5.80 billion of investment securities compared with $5.87 billion during 2009. These securities were all issued by GSEs. Of the securities held as of December 31, 2010, $3.90 billion have step-up features where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase, but after an initial no-call period of three months to two years, and assist in our management of interest rate risk (“IRR”). The above step-up features are not accounted for separately from the underlying securities as we have concluded that they are clearly and closely related to the step-up note in accordance with accounting guidance. Approximately $1.35 billion of these step-up notes are scheduled to reset within the next two years. At December 31, 2010, investment securities with an amortized cost of $2.53 billion were used as collateral for securities sold under agreements to repurchase. Also, at December 31, 2010, we had $871.9 million in Federal Home Loan Bank of New York (“FHLB”) stock. See “- Regulation of Hudson City Savings Bank and Hudson City Bancorp.”
Mortgage-backed Securities. All of our mortgage-backed securities are issued by GinnieMae, Fannie Mae or Freddie Mac. At December 31, 2010, mortgage-backed securities classified as held to maturity totaled $5.91 billion, or 9.7% of total assets, while $18.12 billion, or 29.6% of total assets, were classified as available for sale. At December 31, 2010, the mortgage-backed securities portfolio had a weighted-average rate of 3.53% and a fair value of approximately $24.32 billion. Of the mortgage-backed securities we held at December 31, 2010, $20.64 billion, or 85.9% of total mortgage-backed securities, had adjustable rates and $3.40 billion, or 14.1% of total mortgage-backed securities, had fixed rates. Our mortgage-backed securities portfolio includes real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”). At December 31, 2010, we held $1.77 billion of fixed-rate REMICs, which constituted 7.4% of our mortgage-backed securities portfolio. Mortgage-backed security purchases totaled $15.49 billion during 2010 compared with $6.87 billion during 2009. At December 31, 2010, mortgage-backed securities with an amortized cost of $14.65 billion were used as collateral for securities sold under agreements to repurchase.

Mortgage-backed securities generally yield less than the underlying loans because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain borrowings. In general, mortgage-backed securities issued or guaranteed by GinnieMae, Fannie Mae and Freddie Mac are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk-weighting assigned to most non-securitized residential mortgage loans.
While mortgage-backed securities are subject to a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities. At December 31, 2010, we did not own any principal-only, REMIC residuals, private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans.
The following table presents our investment securities activity for the years indicated.

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Investment securities:
Carrying value at beginning of year	$5,282,944	$3,463,719	$4,173,992

Purchases:
Held to maturity	5,802,176	4,540,329	—
Available for sale	—	1,331,300	2,100,000
Calls:
Held to maturity	(6,049,130)	(400,000)	(1,358,485)
Available for sale	(1,025,000)	(3,622,225)	(1,449,902)
Maturities:
Held to maturity	(105)	—	—
Available for sale	—	—	(4)
Sales:
Available for sale	—	(168)	—
Premium (amortization) and discount accretion, net	(1,338)	(4,292)	164
Change in unrealized gain or (loss)	19,254	(25,719)	(2,046)

Net (decrease) increase in investment securities	(1,254,143)	1,819,225	(710,273)

Carrying value at end of year	$4,028,801	$5,282,944	$3,463,719

The following table presents our mortgage-backed securities activity for the years indicated.

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Mortgage-backed securities:
Carrying value at beginning of year	$21,080,085	$19,487,811	$14,570,935

Purchases:
Held to maturity	172,434	3,017,730	1,360,861
Available for sale	15,314,571	3,849,268	5,777,777
Principal payments:
Held to maturity	(4,198,619)	(2,609,338)	(1,348,304)
Available for sale	(4,167,652)	(2,123,330)	(956,710)
Sales:
Available for sale	(3,917,420)	(761,557)	—
Premium amortization and discount accretion, net	(79,637)	(27,972)	(11,722)
Change in unrealized (loss) or gain	(168,853)	247,473	94,974

Net increase in mortgage-backed securities	2,954,824	1,592,274	4,916,876

Carrying value at end of year	$24,034,909	$21,080,085	$19,487,811

The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. The table also presents the mortgage-backed securities portfolio by coupon type.

				At December 31,

		2010			2009			2008

		Percent			Percent			Percent
	Carrying	of	Fair	Carrying	of	Fair	Carrying	of	Fair
	Value	Total (1)	Value	Value	Total (1)	Value	Value	Total (1)	Value

				(Dollars in thousands)
Money market investments:
Federal funds sold	$493,628	100.00%	$493,628	$362,449	100.00%	$362,449	$76,896	100.00%	$76,896

Investment securities:
Held to maturity:
United States government- sponsored enterprises	$3,939,006	97.77%	$3,867,488	$4,187,599	79.27%	$4,070,900	$49,981	1.45%	$50,406
Municipal bonds	—	—	—	105	0.01	105	105	0.01	106

Total held to maturity	3,939,006	97.77	3,867,488	4,187,704	79.28	4,071,005	50,086	1.46	50,512

Available for sale:
United States government- sponsored enterprises	82,647	2.05	82,647	1,088,165	20.59	1,088,165	3,406,248	98.33	3,406,248
Equity securities	7,148	0.18	7,148	7,075	0.13	7,075	7,385	0.21	7,385

Total available for sale	89,795	2.23	89,795	1,095,240	20.72	1,095,240	3,413,633	98.54	3,413,633

Total investment securities	$4,028,801	100.00%	$3,957,283	$5,282,944	100.00%	$5,166,245	$3,463,719	100.00%	$3,464,145

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$98,887	0.41%	$101,689	$112,019	0.53%	$114,787	$128,906	0.66%	$127,309
FNMA pass-through certificates	1,622,994	6.75	1,710,265	2,510,095	11.91	2,616,604	3,203,799	16.44	3,247,847
FHLMC pass-through certificates	2,943,565	12.25	3,091,813	4,764,429	22.60	4,995,782	5,859,297	30.07	5,943,155
FHLMC and FNMA REMICs	1,248,926	5.20	1,295,740	2,577,011	12.22	2,597,658	380,255	1.95	377,134

Total held to maturity	5,914,372	24.61	6,199,507	9,963,554	47.26	10,324,831	9,572,257	49.12	9,695,445

Available for sale:
GNMA pass-through certificates	1,580,482	6.58	1,580,482	1,270,074	6.02	1,270,074	915,995	4.70	915,995
FNMA pass-through certificates	10,397,788	43.25	10,397,788	3,907,368	18.54	3,907,368	3,300,888	16.94	3,300,888
FHLMC pass-through certificates	5,619,172	23.38	5,619,172	4,888,326	23.20	4,888,326	5,698,671	29.24	5,698,671
FHLMC and FNMA REMICs	523,095	2.18	523,095	1,050,763	4.98	1,050,763	—	—	—

Total available for sale	18,120,537	75.39	18,120,537	11,116,531	52.75	11,116,531	9,915,554	50.88	9,915,554

Total mortgage-backed securities	$24,034,909	100.00%	$24,320,044	$21,080,085	100.00%	$21,441,362	$19,487,811	100.00%	$19,610,999

By coupon type:
Adjustable-rate	$20,638,679	85.87%	$20,823,817	$14,912,735	70.74%	$15,211,271	$16,277,336	83.53%	$16,377,257
Fixed-rate	3,396,230	14.13	3,496,227	6,167,350	29.26	6,230,091	3,210,475	16.47	3,233,742

Total mortgage-backed securities	$24,034,909	100.00%	$24,320,044	$21,080,085	100.00%	$21,441,362	$19,487,811	100.00%	$19,610,999

Total investment portfolio	$28,557,338		$28,770,955	$26,725,478		$26,970,056	$23,028,426		$23,152,040

(1)	Based on carrying value for each investment type.

Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2010. Mortgage-backed securities are presented by issuer and by coupon type. The table does not include the effect of prepayments or scheduled principal amortization. Equity securities have been excluded from this table.

	At December 31, 2010

			More Than One Year		More Than Five Years
	One Year or Less		to Five Years		to Ten Years		More Than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate

	(Dollars in thousands)

Money market investments:
Federal funds sold	$493,628	0.25%	$—	—%	$—	—%	$—	—%	$493,628	0.25%

Investment securities:
Held to maturity:
United States government- sponsored enterprises	$—	—%	$—	—%	$—	—%	$3,939,006	3.34%	$3,939,006	3.34%

Total held to maturity	—	—	—	—	—	—	3,939,006	3.34	3,939,006	3.34

Available for sale:
United States government- sponsored enterprises	—	—	—	—	—	—	82,647	5.30	82,647	5.30

Total available for sale	—	—	—	—	—	—	82,647	5.30	82,647	5.30

Total investment securities	$—	—%	$—	—%	$—	—%	$4,021,653	3.38%	$4,021,653	3.38%

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$—	—%	$23	11.26%	$332	3.27%	$98,532	3.14%	$98,887	3.14%
FNMA pass-through certificates	—	—	507	6.93	6,247	6.17	1,616,240	4.51	1,622,994	4.52
FHLMC pass-through certificates	24	6.46	79	3.26	4,180	3.24	2,939,282	4.82	2,943,565	4.82
FHLMC and FNMA REMIC’s	—	—	—	—	—	—	1,248,926	3.92	1,248,926	3.92

Total held to maturity	24	6.46	609	6.62	10,759	4.94	5,902,980	4.52	5,914,372	4.52

Available for sale:
GNMA pass-through certificates	—	—	—	—	—	—	1,580,482	2.94	1,580,482	2.94
FNMA pass-through certificates	—	—	—	—	—	—	10,397,788	3.07	10,397,788	3.07
FHLMC pass-through certificates	—	—	—	—	—	—	5,619,172	3.59	5,619,172	3.59
FHLMC and FNMA REMIC’s	—	—	—	—	—	—	523,095	2.52	523,095	2.52

Total available for sale	—	—	—	—	—	—	18,120,537	3.20	18,120,537	3.20

Total mortgage-backed securities	$24%	6.46	$609	6.62%	$10,759	4.94%	$24,023,517	3.53%	$24,034,909	3.53%

By coupon type:
Adjustable-rate	$—	—%	$82	2.23%	$4,451	2.49%	$20,634,146	3.44%	$20,638,679	3.44%
Fixed-rate	24	6.46	527	7.30	6,308	6.67	3,389,371	4.05	3,396,230	4.06

Total mortgage-backed securities	$24	6.46%	$609	6.62%	$10,759	4.94%	$24,023,517	3.52%	$24,034,909	3.52%

Total	$493,652	0.25%	$609	6.62%	$10,759	4.94%	$28,045,170	3.51%	$28,550,190	3.45%

Sources of Funds
General. Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Retail deposits generated through our branch network and wholesale borrowings have been our primary means of funding our growth initiatives. We intend to fund our future growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth decreases. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer passbook and statement savings accounts, interest-bearing transaction accounts, checking accounts, money market accounts and time deposits. We also offer IRA accounts and qualified retirement plans.
Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing market interest rates, pricing of deposits and competition. In determining our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Our deposits are primarily obtained from market areas surrounding our branch offices. We also open deposit accounts through the internet for customers throughout the United States. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits. During 2010, we opened 4 new branches. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. There are large money-center and regional financial institutions operating throughout our market area, and we also face strong competition from other community-based financial institutions. In response to the economic recession, we believe that households during 2009 increased their personal savings and customers sought insured bank deposit products as an alternative to investments such as equity securities and bonds. We believe these factors contributed to our deposit growth. We grew our deposits by $6.12 billion in 2009 and by only $595.1 million in 2010. We lowered our deposit rates in 2010 to slow our deposit growth from the 2009 levels since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve.
Total deposits increased $595.1 million, or 2.4%, during 2010 due primarily to a $1.25 billion increase in our money market accounts and a $151.5 million increase in our interest-bearing transaction accounts and savings accounts. These increases were partially offset by a $788.9 million decrease in our time deposits. Total core deposits (defined as non-time deposit accounts) represented approximately 39.3% of total deposits as of December 31, 2010 compared with 34.6% as of December 31, 2009. This increase is due to the growth in our money market accounts as a result of our favorable rates as compared to our competitors. The aggregate balance in our time deposit accounts was $15.28 billion as of December 31, 2010 compared with $16.07 billion as of December 31, 2009. Time deposits with remaining maturities of less than one year amounted to $10.60 billion at December 31, 2010 compared with $13.08 billion at December 31, 2009. These time deposits are scheduled to mature as follows: $4.58 billion with an average cost of 1.18% in the first quarter of 2011, $2.96 billion with an average cost of 1.19% in the second quarter of 2011, $1.40 billion with an average cost of 1.44% in the third quarter of 2011 and $1.66 billion with an average cost of 1.82% in the fourth quarter of 2011. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

The following table presents our deposit activity for the years indicated:

	For the Year Ended December 31,

	2010	2009	2008

	(Dollars in thousands)

Total deposits at beginning of year	$24,578,048	$18,464,042	$15,153,382
Net increase in deposits	218,731	5,630,538	2,729,303
Interest credited	376,347	483,468	581,357

Total deposits at end of year	$25,173,126	$24,578,048	$18,464,042

Net increase	$595,078	$6,114,006	$3,310,660

Percent increase	2.42%	33.11%	21.85%
At December 31, 2010, we had $5.78 billion in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount

(In thousands)

3 months or less	$1,636,282
Over 3 months through 6 months	955,779
Over 6 months through 12 months	1,177,870
Over 12 months	2,008,501

Total	$5,778,432

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At December 31,

		2010			2009		2008

			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate
					(Dollars in thousands)

Savings	$860,806	3.42%	0.64%	$786,559	3.20%	0.74%	$712,420	3.86%	0.76%
Interest-bearing demand	2,152,460	8.55	0.73	2,075,175	8.44	1.36	1,573,771	8.52	2.47
Money market	6,310,080	25.07	1.04	5,058,842	20.59	1.38	2,716,429	14.72	2.87
Noninterest-bearing demand	567,230	2.25	—	586,041	2.38	—	514,196	2.78	—

Total	9,890,576	39.29	0.88	8,506,617	34.61	1.22	5,516,816	29.88	2.22

Time deposits:
Time deposits $100,000 and over	5,778,432	22.96	1.76	5,944,586	24.20	2.02	4,599,228	24.92	3.66
Time deposits less than $100,000 with original maturities of:
3 months or less	508,830	2.02	0.75	485,518	1.98	1.19	356,822	1.93	3.17
Over 3 months to 12 months	2,126,023	8.45	0.84	3,212,728	13.06	1.41	5,520,470	29.89	3.74
Over 12 months to 24 months	2,530,876	10.05	1.30	3,753,700	15.27	2.23	1,200,957	6.50	3.56
Over 24 months to 36 months	1,817,729	7.22	2.22	952,722	3.88	2.51	71,707	0.39	3.65
Over 36 months to 48 months	461,709	1.83	2.63	236,551	0.96	2.94	34,469	0.19	3.89
Over 48 months to 60 months	157,626	0.63	2.83	35,505	0.14	3.18	14,498	0.08	4.08
Over 60 months	474,322	1.88	3.06	126,281	0.51	3.59	109,666	0.59	4.27
Qualified retirement plans	1,427,003	5.67	1.91	1,323,840	5.39	2.37	1,039,409	5.63	3.78

Total time deposits	15,282,550	60.71	1.67	16,071,431	65.40	2.01	12,947,226	70.12	3.69

Total deposits	$25,173,126	100.00%	1.36%	$24,578,048	100.01%	1.74%	$18,464,042	100.00%	3.25%

The following table presents, by rate category, the amount of our time deposit accounts outstanding at the dates indicated.

		At December 31,

	2010	2009	2008

		(In thousands)

Time deposit accounts:
1.00% or less	$4,553,160	$503	$322
1.01% to 1.50%	3,403,320	5,793,756	—
1.51% to 2.00%	2,034,431	2,329,194	—
2.01% to 2.50%	2,867,303	4,688,010	—
2.51% to 3.00%	1,205,751	2,444,254	1,672,600
3.01% and over	1,218,585	815,714	11,274,304

Total	$15,282,550	$16,071,431	$12,947,226

The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2010.

	Period to Maturity from December 31, 2010

	Within	Over three	Over six	Over one	Over two	Over
	three	to six	months to	to two	to three	three
	months	months	one year	years	years	years	Total

				(In thousands)

Time deposit accounts:
1.00% or less	$2,393,136	$1,142,883	$1,013,842	$2,994	$300	$5	$4,553,160
1.01% to 1.50%	973,855	1,397,381	656,696	371,972	2,857	559	3,403,320
1.51% to 2.00%	869,146	163,216	119,900	845,730	36,205	234	2,034,431
2.01% to 2.50%	31,914	212,080	1,259,763	834,983	237,950	290,613	2,867,303
2.51% to 3.00%	210,441	43,198	3,812	446,287	199,930	302,083	1,205,751
3.01% and over	102,959	1,575	4,966	19,019	78,041	1,012,025	1,218,585

Total	$4,581,451	$2,960,333	$3,058,979	$2,520,985	$555,283	$1,605,519	$15,282,550

Borrowings. We have entered into agreements with selected brokers and the FHLB to repurchase securities sold to these parties. These agreements are recorded as financing transactions as we have maintained effective control over the transferred securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated statements of financial condition. The securities underlying the agreements are delivered to the party with whom each transaction is executed. They agree to resell to us the same securities at the maturity or put date of the agreement. We retain the right of substitution of the underlying securities throughout the terms of the agreements.
We have also obtained advances from the FHLB, which are generally secured by a blanket lien against our mortgage portfolio. Borrowings with the FHLB are generally limited to approximately twenty times the amount of FHLB stock owned.
Borrowed funds at December 31 are summarized as follows:

	2010		2009

		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate

		(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$2,150,000	4.29%	$2,400,000	4.44%
Other brokers	12,650,000	4.00	12,700,000	3.93

Total securities sold under agreements to repurchase	14,800,000	4.04	15,100,000	4.01
Advances from the FHLB	14,875,000	3.99	14,875,000	3.99

Total borrowed funds	$29,675,000	4.02%	$29,975,000	4.00%

Accrued interest payable	$151,215		$141,828

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Repurchase Agreements:
Average balance outstanding during the year	$15,034,110	$15,100,221	$13,465,540

Maximum balance outstanding at any month-end during the year	$15,100,000	$15,100,000	$15,100,000

Weighted average rate during the period	4.10%	4.05%	4.17%

FHLB Advances:
Average balance outstanding during the year	$14,875,000	$15,035,798	$13,737,057

Maximum balance outstanding at any month-end during the year	$14,875,000	$15,575,000	$15,125,000

Weighted average rate during the period	4.04%	4.01%	4.14%

Substantially all of our borrowed funds are putable at the discretion of the issuer after an initial no-put period. As a result, if interest rates were to decrease or stay at current levels, these borrowings would probably not be put back to us and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, these borrowings would likely be put back to us at their next put date and our cost to replace these borrowings would increase. These put features are generally quarterly, after an initial no-put period of three months to five years from the date of borrowing. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 200 basis points.
Our borrowings have traditionally consisted of structured putable borrowings with ten year final maturities and initial no-put periods of one to five years. We have used this type of borrowing primarily to fund our loan growth because they have a longer duration than shorter-term non-putable borrowings and have a slightly lower cost than a non-putable borrowing with a maturity date similar to the initial put date of the putable borrowing. We did not enter into any new repurchase agreements during 2010.
Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. As a result, many of our borrowings have become putable within three months. To better manage our liquidity and reduce the level of interest rate risk posed by this type of borrowing, we began to modify these borrowings in 2009 to extend or eliminate the put dates. During 2010, we modified $4.03 billion of borrowings to extend the call dates of the borrowings by between three and five years. We are examining various strategies to position our balance sheet for the future as market conditions change and allow for more profitable growth. As a result, we expect to further restructure a portion our funding mix. The restructuring may include the continued modification of putable borrowings to extend or eliminate the put dates, the extinguishment of certain borrowings, the refinancing of certain borrowings or a combination of these actions. The fair value of our borrowings, which is generally the value at which borrowings are extinguished, was approximately 111% of carrying value at December 31, 2010. Any restructuring could result in a decrease in the size of the balance sheet and a material charge to earnings.

The scheduled maturities and potential put dates of our borrowings as of December 31, 2010 are as follows:

	Borrowings by Scheduled		Borrowings by Earlier of Scheduled
	Maturity Date		Maturity or Next Potential Put Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)
2011	$450,000	3.71%	$23,275,000	3.90%
2012	250,000	3.55	1,050,000	4.15
2013	250,000	5.30	1,325,000	4.69
2014	350,000	3.37	3,825,000	4.47
2015	3,175,000	3.85	200,000	3.91
2016	5,375,000	4.35	—	—
2017	8,425,000	4.17	—	—
2018	6,300,000	3.19	—	—
2019	1,725,000	4.62	—	—
2020	3,375,000	4.53	—	—

Total	$29,675,000	4.02%	$29,675,000	4.02%

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	At December 31,
	2010	2009	2008
	(Dollars in thousands)

Amortized cost of collateral:
United States government-sponsored enterprise securities	$2,529,995	$2,429,640	$2,150,000
Mortgage-backed securities	14,653,221	14,482,533	15,572,838

Total amortized cost of collateral	$17,183,216	$16,912,173	$17,722,838

Fair value of collateral:
United States government-sponsored enterprise securities	$2,475,750	$2,363,328	$2,159,471
Mortgage-backed securities	15,125,185	15,115,964	15,759,490

Total fair value of collateral	$17,600,935	$17,479,292	$17,918,961

Subsidiaries
Hudson City Savings has two wholly owned and consolidated subsidiaries: HudCiti Service Corporation and HC Value Broker Services, Inc. HudCiti Service Corporation, which qualifies as a New Jersey investment company, has two wholly owned and consolidated subsidiaries: Hudson City Preferred Funding Corporation and Sound REIT, Inc. Hudson City Preferred Funding and Sound REIT qualify as real estate investment trusts, pursuant to the Internal Revenue Code of 1986, as amended, and had $5.55 billion and $22.8 million, respectively, of residential mortgage loans outstanding at December 31, 2010.
HC Value Broker Services, Inc., whose primary operating activity is the referral of insurance applications, formed a strategic alliance that jointly markets insurance products with Savings Bank Life Insurance of Massachusetts.

Personnel
As of December 31, 2010, we had 1,462 full-time employees and 164 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.
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
This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations (including laws concerning taxes, banking, securities, accounting and insurance), whether by the OTC, FDIC or through legislation, could have a material adverse impact on Hudson City Bancorp and Hudson City Savings and their operations and shareholders.
Regulatory Reform Legislation. On July 21, 2010, President Obama signed into law the Reform Act. As a result of the Reform Act, on July 21, 2011, unless the Secretary of the Treasury opts to delay such date for up to an additional six months (the “Designated Transfer Date”), the OTS will be effectively merged into the OCC, with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, and the FRB assuming all functions and authority from the OTS relating to savings and loan holding companies.
In addition, the Reform Act created a new Consumer Financial Protection Bureau (the “Bureau”) which will operate as an independent agency within the Federal Reserve Board. The Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.
The Reform Act also significantly rolls back the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule and (3) ending the applicability of preemption to subsidiaries and affiliates of federal savings associations and national banks. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.
In addition, the Reform Act includes provisions, subject to further rulemaking by the Agencies, that may affect our future operations, including provisions that create minimum standards for the origination of mortgages, restrict proprietary trading by banking entities, restrict the sponsorship and investment in hedge funds and private equity funds by banking entities and that remove certain obstacles to the conversion of savings associations to national banks. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.
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
At December 31, 2010, Hudson City Savings exceeded each of the applicable capital requirements as shown in the following table:

			OTS Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2010
Tangible capital	$4,799,114	7.95%	$904,977	1.50%	n/a	n/a	%
Leverage (core) capital	4,799,114	7.95	2,413,272	4.00	$3,016,590	5.00
Total-risk-based capital	5,026,339	22.74	1,768,682	8.00	2,210,827	10.00

December 31, 2009
Tangible capital	$4,539,630	7.59%	$897,374	1.50%	n/a	n/a	%
Leverage (core) capital	4,539,630	7.59	2,392,955	4.00	$2,991,245	5.00
Total-risk-based capital	4,679,843	21.02	1,781,277	8.00	2,226,597	10.00
The Reform Act requires the Agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject to. As a result, in July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously.
In addition, pursuant to the Reform Act, Hudson City Bancorp will be required to serve as a source of strength of Hudson City Savings. On September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. The impact on Hudson City Savings and the Company of the Reform Act requirements and the Basel III rules cannot be determined at this time.
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
The Bank is currently out of compliance with the Board established limits regarding its NPV calculations. In addition, we believe our interest rate risk position would be considered significant based on the OTS’ written guidelines regarding NPV analysis. We are working to develop strategies to bring the Bank into compliance with our Board approved exposure limits and to reduce our interest rate risk exposure to be consistent with the OTS’ guidelines. To address our interest rate risk exposure, we are studying the feasibility of restructuring our borrowings to further strengthen our balance sheet and improve net interest margin going forward. The restructuring may include the modification of putable borrowings to extend or eliminate the put dates, the extinguishment of certain borrowings, the refinancing of borrowings or a combination of these actions. The fair value of our borrowings, which is generally the value at which borrowings are extinguished, was approximately 111% of carrying value at December 31, 2010. Any restructuring could result in a decrease in the size of the balance sheet and a material charge to earnings.
As a result of the enhanced regulatory scrutiny, our interest rate risk position, our funding concentration in structured borrowings, our significant growth since 2005 and certain regulatory compliance matters, we expect to become subject to an informal regulatory enforcement action in the form of a memorandum of understanding (“MOU”) with the OTS. Under an MOU, the Bank may be required to reduce its level of interest rate risk and funding concentration, adopt certain policies and procedures to achieve such reductions and address certain compliance matters. In addition, the OTS has the authority to establish higher capital requirements for individual institutions, impose restrictions on distributions from the Bank to the Company and restrict the ability of the Company to pay dividends to its shareholders, to repurchase stock and to incur debt. We have the intention and the ability to comply with an MOU.
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
If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2010, Hudson City Savings met the applicable requirements to be considered “well capitalized”.
In addition to measures taken under the prompt corrective action provisions with respect to undercapitalized institutions, insured banks and their holding companies may be subject to potential enforcement actions by their regulators for unsafe and unsound practices in conducting their business or for violations of law or regulation, including the filing of a false or misleading regulatory report. Enforcement actions under this authority may include the issuance of cease and desist orders, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliates parties” (generally bank insiders). Further, the OTS may bring an enforcement action against a bank holding company either to address undercapitalization in the holding company or to require the holding company to take measures to remediate undercapitalization or other safety and soundness concerns in a bank subsidiary.
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
Under the Deposit Insurance Funds Act of 1996 (“Funds Act”), the assessment base for the payments on the bonds (“FICO bonds”) issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Hudson City Savings. Our total expense for the assessment for the FICO payments was $2.7 million in 2010.
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
As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF. This has resulted in a decline in the DIF reserve ratio, which the FDIC established as 1.25% of estimated insured deposits in January of 2007. Because the DIF reserve ratio declined below 1.15% the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within five years. In order to restore the reserve ratio to 1.15%, the FDIC increased risk-based assessment rates uniformly by 7 basis points (annualized) during the first quarter of 2009. Thereafter, the FDIC further increased the initial base assessment rates, beginning with the second quarter of 2009, depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. In addition, in May of 2009 the FDIC extended the period of the restoration plan from five to eight years due to extraordinary circumstances and imposed a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was $21.1 million for Hudson City and was collected on September 30, 2009. In December 2010, the FDIC amended its regulations to increase the designated reserve ratio of the DIF from 1.25% to 2.00% of estimated insured deposits of the DIF effective January 1, 2011. The FDIC is authorized to change the assessment rates as necessary, subject to certain limitations, to maintain the designated reserve ratio.
The Reform Act increased the minimum target reserve ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are required to fund the increase. The Reform Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.
In accordance with the Reform Act, on February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, and adopts a new assessment rate schedule, as well as alternative rate schedules that become effective when the reserve ratio reaches certain levels. The final rule also makes conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates, eliminates the secured liability adjustment and creates a new assessment rate adjustment for unsecured debt held that is issued by another insured depository institution.
The new rate schedule and other revisions to the assessment rules become effective April 1, 2011 and will be used to calculate our June 30, 2011 invoices for assessments due September 30, 2011. As revised by the final rule, the initial base assessment rates for institutions with less than $10 billion in assets will range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions. In addition, for large insured depository institutions, generally defined as those with at least $10 billion in total assets, such as Hudson City, the final rule also eliminates risk categories and the use of long-term debt issuer ratings when calculating the initial base assessment rates and combines regulatory ratings, known as CAMELS ratings, and financial measures into two scorecards, one for most large insured depository institutions and another for highly complex insured depository institutions, to calculate assessment rates. A highly complex institution is generally defined as an insured depository institution with more than $50 billion in total assets that is controlled by a parent company with more than $500 billion in total assets. Each scorecard would have two components—a performance score and loss severity score, which will be combined and converted to an initial assessment rate. The FDIC will have the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points up or down based upon significant risk factors that are not captured by the scorecard. The FDIC will seek comment on updated guidelines on the large bank adjustment process and will not adjust assessment rates until the updated guidelines are approved by the FDIC’s Board of Directors. Under the new assessment rate schedule, effective April 1, 2011, the initial base assessment rate for large and highly complex insured depository institutions will range from five to thirty-five basis points, and total base assessment rates, after applying all the unsecured debt and brokered deposit adjustments, will range from two and one-half to forty-five basis points.
In October 2010, the FDIC’s Board of Directors adopted a new restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. Among other things, the new restoration plan provided that the FDIC would forego the uniform three basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and would maintain the current assessment rate schedule for all insured depository institutions until the reserve ratio reaches 1.15%. The FDIC intends to pursue further rulemaking in 2011 regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets. The impact is not yet determinable, but is likely to result in increased FDIC premiums.
For 2010, Hudson City Savings had an assessment rate of approximately 20.54 basis points resulting in a deposit insurance assessment of $53.3 million. The deposit insurance assessment rates are in addition to the FICO payments. Total expense for 2010, including the FICO assessment, was $56.0 million.

On October 3, 2008, the FDIC announced a temporary increase in the standard maximum deposit insurance amount from $100,000 to $250,000 per depositor through December 31, 2009, in response to the financial crisis affecting the banking system and financial markets. In May 2009, President Obama signed the Helping Families Save Their Homes Act of 2009, which, among other provisions, extended the expiration date of the temporary increase in the standard maximum deposit insurance amount from December 31, 2009 to December 31, 2013. To reflect this extension, the FDIC adopted a final rule in September 2009 extending the increase in deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013. Subsequently, the Reform Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, effective as of July 22, 2010. In August 2010, the FDIC adopted final rules conforming its regulations to the provisions of the Reform Act relating to the new permanent standard maximum deposit insurance amount.
In accordance with the Reform Act, the FDIC adopted rules in November and December of 2010 which provide for temporary unlimited insurance coverage of certain non-interest bearing transactions accounts. Such coverage begins on December 31, 2010 and terminates on December 31, 2012. Beginning January 1, 2013, such accounts will be insured under the general deposit insurance coverage rules of the FDIC.
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
The Reform Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, by, among other things, expanding covered transactions to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes are effective one year after the Designated Transfer Date.
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
Loans to One Borrower. Under HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and unimpaired surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Hudson City Savings is in compliance with applicable loans to one borrower limitations. At December 31, 2010, Hudson City Savings’ largest aggregate amount of loans to one borrower totaled $8.1 million. These loans were restructured during 2010 to allow for a six-month deferment of principal payments. These loans are performing in accordance with the restructuring agreement as of December 31, 2010. The borrower had no affiliation with Hudson City Savings.
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
Currently, we originate both interest-only and interest-only limited documentation loans. We also purchase interest-only loans. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. During 2010, originations of interest only loans totaled $1.32 billion, of which all were one-to-four family loans. At December 31, 2010, our mortgage loan portfolio included $5.14 billion of interest-only loans, all of which were one- to four-family loans. As part of our wholesale loan program, we have allowed sellers to include limited documentation loans in each pool of purchased mortgage loans but limit the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have a maximum LTV of 70% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale limited documentation loans on our mortgage loan system. Included in our loan portfolio at December 31, 2010 are $3.38 billion of originated amortizing limited documentation loans and $938.8 million of originated limited documentation interest-only loans. See “Residential Mortgage Lending.”
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
Qualified Thrift Lender (“QTL”) Test. The HOLA requires federal savings banks to meet a QTL test. Under the QTL test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2010, Hudson City Savings held 92.7% of its portfolio assets in qualified thrift investments and had more than 75% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2010. Therefore, Hudson City Savings qualified under the QTL test.
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
The OTS regulates all capital distributions by Hudson City Savings directly or indirectly to Hudson City Bancorp, including dividend payments. A subsidiary of a savings and loan holding company, such as Hudson City Savings, must file a notice or seek affirmative approval from the OTS at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OTS rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Currently, Hudson City Savings must seek approval from the OTS for future capital distributions.
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
Assessments. The OTS charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are based on three components: the size of the institution on which the basic assessment is based; the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. Hudson City Savings paid an assessment of $6.0 million in 2010 based on the size of the Bank.
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
Hudson City Savings, as a member of the FHLB, is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Hudson City Savings, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Hudson City Savings. The activity-based stock purchase requirement for Hudson City Savings is equal to the sum of: (1) 4.5% of outstanding borrowings from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Hudson City Savings is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB’s balance sheet of derivative contracts between the FHLB and its members, which for Hudson City Savings is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2010, the amount of FHLB stock held by us satisfies the requirements of the FHLB capital plan.
Federal Reserve System
FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against net transaction accounts between $10.7 million and $58.8 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings’ interest-earning assets. Federal Home Loan Bank system members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.
Pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest Federal Open Market Committee of the FRB (“FOMC”) target rate in effect during the reserve maintenance period.

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
State
New Jersey State Taxation. Hudson City Savings files New Jersey Corporate Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax at a rate of 9.00%. Savings institutions must also calculate, as part of their corporate tax return, an Alternative Minimum Assessment (“AMA”), which for Hudson City Savings is based on New Jersey gross receipts. Hudson City Savings must calculate its corporate business tax and the AMA, then pay the higher amount. In future years, if the corporate business tax is greater than the AMA paid in prior years, Hudson City Savings may apply the prepaid AMA against its corporate business taxes (up to 50% of the corporate business tax, subject to certain limitations). Hudson City Savings is not currently under audit with respect to its New Jersey income tax returns and Hudson City Savings’ New Jersey state tax returns have not been audited for the past five years.
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
New York State Taxation. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.00% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to Hudson City Savings. Hudson City Savings is currently under audit for tax years 2006 through 2008 with respect to its New York State tax returns.
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
Over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market. This involvement is a result of the recent economic crisis and has caused the interest rate for thirty year fixed rate mortgage loans that conform to the GSEs’ loan purchase guidelines to remain exceptionally low. We originate and purchase such conforming loans and retain them for portfolio. In addition, the U.S. Congress recently extended through September 2011 the expanded GSE conforming loan limits in many of our operating markets, allowing larger balance loans to be acquired by the GSEs, and more loans in our portfolio qualified under the expanding conforming loan limits and were refinanced into fixed rate mortgages. As a result of these factors, we expect that our one-to four-family loan repayments will remain at elevated levels, making it difficult for us to grow our mortgage loan portfolio. Accordingly, we are likely to experience a decrease in the size of our balance sheet while current economic conditions prevail.
Both Fannie Mae and Freddie Mac are under conservatorship with the Federal Housing Finance Agency, an agency of the U.S. government. On February 11, 2011, the Obama administration presented the U.S. Congress with a report of its proposals for reforming America’s housing finance market with the goal of scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and ultimately winding down Fannie Mae and Freddie Mac. Without mentioning a specific time frame, the report calls for the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees and requiring larger down payments by borrowers. The report presents three options for the long-term structure of housing finance, all of which call for the unwinding of Fannie Mae and Freddie Mac and a reduced role of the government in the mortgage market: (i) a system with U.S. government insurance limited to a narrowly targeted group of lower- and moderate-income borrowers; (ii) a system similar to (i) above except with an expanded guarantee during times of crisis; and (iii) a system where the U.S. government offers reinsurance for the securities of a broad range of mortgages behind significant private capital. We cannot be certain if or when Fannie Mae and Freddie Mac will be wound down, if or when reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted.
Our concentration in structured borrowings, particularly borrowings putable at the option of the lender, could adversely affect our cost of funds and net interest margin if interest rates were to increase significantly.
In the past we funded a substantial portion of our asset growth using putable borrowings. The borrowings have been generally long-term to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk. These long-term borrowings have put options that could shorten their maturities in a changing interest rate environment. If we experience a significant rising interest rate environment where interest rates increase above the interest rate for the borrowings, these borrowings will likely be put at their next put date and our cost to replace these borrowings would likely increase. Of our borrowings outstanding at

December 31, 2010, $29.08 billion were structured putable borrowings. Of these, $24.13 billion had quarterly put options and $4.95 billion had one-time put options. We currently have $23.28 billion of borrowings that have the potential to be put back to us or will mature within the next 12 months. Of the $23.28 billion of borrowings, $22.83 billion, with a weighted-average rate of 3.90%, are putable borrowings and $19.03 billion of these could be put back to the Bank within 3 months. Given the current market rate environment, we believe none of these borrowings will be put during the next twelve months. If interest rates were to increase 200 and 300 basis points, and no other factors affecting the put determination changed, the Bank would expect approximately $450.0 million and $7.75 billion, respectively, to be put back to us within the next 12 months. Therefore, in a significantly increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of our net interest rate spread and a decrease in our earnings.
We experienced a contraction in our net interest margin during 2010 and, if current market conditions continue, expect further contractions in our net interest margin while changes in interest rates could adversely affect our results of operations and financial condition.
Our net interest margin for 2010 was 2.01% compared to 2.22% for 2009. The decline in our net interest margin was due to the declines in the average yields on our interest earning assets outpacing the declines in our average cost of funds over similar time frames. The decline in our average yields reflects the combination of the overall low interest rate environment, the GSEs efforts to keep mortgage rates low to support the housing market and the continuation of the trend of homeowners to refinance their mortgage loans in the low rate environment. The efforts by the GSEs has also had the effect of reducing our sources for purchasing loans in the secondary market as the sellers from whom we have historically purchased loans are originating loans at lower rates that we would accept, selling to the GSEs or keeping the loans in their portfolio. The United States Congress recently extended to September 2011 the time period within which the GSE’s may purchase loans under an expanded limit on principal balances that qualify as conforming loans. Further, on November 3, 2010, the FOMC announced that the FRB will purchase approximately $600 billion of longer-term U.S. government securities, which is likely to put downward pressure on long-term interest rates, including interest rates on mortgage-related assets. As a result, we expect this adverse environment for portfolio lending to continue, with the likely result that we will continue to experience compression of our net interest margin, and, in combination with the likelihood of a decrease in the size of our balance sheet, a reduction of net interest income.
Our earnings may be adversely impacted by an increase in interest rates because 44.9% of our mortgage-related assets are fixed-rate and will not reprice as interest rates increase. In addition, included in our variable-rate mortgage-related assets are assets whose contractual next rate change date is over five years. If these instruments were classified as fixed-rate, the percentage of fixed-rate mortgage-related assets to total mortgage-related assets would be 65.9% as of December 31, 2010. In contrast, a majority of our interest-bearing liabilities are expected to reprice as interest rates increase since they generally have much shorter contractual maturities. A portion of our deposits as of December 31, 2010, including $8.46 billion in interest-bearing demand accounts and money market accounts, have no contractual maturities and are likely to reprice quickly as short-term interest rates increase. As of December 31, 2010, 69.4% of our time deposits will mature within one year. At December 31, 2010, we had $24.13 billion of borrowings that had quarterly put options and $4.95 billion that had one-time put options. We currently have $23.28 billion of borrowings that have the potential to be put back to us or will mature within the next 12 months, including $19.03 billion that could be put back to the Bank within 3 months. Given the current market rate environment, we believe none of these borrowings will be put during the next twelve months. However, if interest rates were to increase 200 and 300 basis points, and no other factors affecting the put determination changed, the Bank would expect approximately $450.0 million and $7.75 billion, respectively, to be put back to us within the next 12 months.
The FOMC noted that economic activity has continued to improve, but the national unemployment rate has remained elevated. Household spending is increasing gradually, but remains constrained by high unemployment, modest income growth, lower housing wealth, and tight credit. The national unemployment rate was 9.4% in December 2010 as compared to 9.6% in September 2010 and 9.9% in December 2009. The FOMC decided to maintain the overnight lending rate at zero to 0.25% during 2010.
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
We monitor interest rate risk sensitivity through analysis of the change in net interest income and net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities. NPV is analyzed using a model that estimates changes in NPV and net interest income in response to a range of assumed changes in market interest rates. The OTS uses a similar model to monitor interest rate risk of all OTS-regulated institutions. The Bank is currently out of compliance with certain Board established limits regarding its NPV calculations. In addition, we believe our interest rate risk position would be considered significant based on the OTS’ written guidelines regarding NPV analysis. We are a residential portfolio mortgage lender and therefore have not sold loans in the secondary market. As a result, we have a higher level of interest rate risk relative to many of our peer institutions. Based on our level of interest rate risk, as well as the enhanced regulatory scrutiny of larger financial institutions, we have concluded that we will need to maintain a capital cushion above the applicable regulatory requirements to be considered “well capitalized.”
Future balance sheet restructuring may adversely affect our net income.
In recognition of our current interest rate risk position, we are examining various strategies to position our balance sheet for the future as market conditions change and allow for more profitable growth. As a result, we expect to further restructure a portion of our funding mix. The restructuring may include the continued modification of putable borrowings to extend or eliminate the put dates, the extinguishment of certain borrowings, the refinancing of certain borrowings or a combination of these actions. The fair value of our borrowings, which is generally the value at which borrowings are extinguished, was approximately 111% of carrying value at December 31, 2010. Any restructuring could result in a decrease in the size of the balance sheet and a material charge to earnings.
We are subject to enhanced regulatory scrutiny in light of the recent financial crisis and the Reform Act, our interest rate risk position and significant growth since our stock offering in 2005.
The recent economic recession and financial crisis, which has been marked by hundreds of bank failures, has resulted in significant government reaction both in terms of legislative actions and enhanced regulatory scrutiny. Legislative action has included adoption and implementation of the Troubled Asset Relief Program resulting in the significant investment of public monies in financial institutions, and the enactment of the Reform Act which will impose significant new regulatory burdens on us. We believe the regulatory response to the financial crisis, the legislative directives to the banking regulators and related public reaction has resulted in significantly greater regulatory supervision of financial institutions, particularly larger institutions such as Hudson City. Our growth since our initial public offering in 1999, and particularly since our second step conversion in 2005, has resulted in our becoming one of the 40 largest domestic insured depository institutions by asset size. We have enhanced systems and added to staff to keep up with the ordinary operational and regulatory burden normally associated with an institution of our size. These efforts will be further enhanced, as we are faced with a greater regulatory burden under the Reform Act and the enhanced regulatory scrutiny based on our size in the current environment. As a result, we will enhance our operational and compliance functions in a number of areas in order to meet the expected regulatory scrutiny. This will result in additional investment in both technology and staffing that is likely to increase our non-interest expense.
As a result of the enhanced regulatory scrutiny, our interest rate risk position, our funding concentration in structured borrowings, our significant growth since 2005 and certain regulatory compliance matters, we expect to become subject to an informal regulatory enforcement action in the form of a memorandum of understanding (“MOU”) with the OTS. Under an MOU, the Bank may be required to reduce its level of interest rate risk and funding concentration, adopt certain policies and procedures to achieve such reductions and address certain compliance matters. In addition, the OTS has the authority to establish higher capital requirements for individual institutions, impose restrictions on distributions from the Bank to the Company and restrict the ability of the Company to pay dividends to its shareholders, to repurchase stock and to incur debt. We have the intention and ability to comply with an MOU. The terms of any MOU to which we may become subject, as well as any failure to comply with such MOU, could have a material adverse effect on our business, financial condition and results of operations and on the value of our common stock.
The recent adoption of regulatory reform legislation has created uncertainty and may have a material effect on our operations and capital requirements.
There are many provisions of the Reform Act which are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have. Although it is not possible for us to determine at this time whether the Reform Act will have a material effect on our business, financial condition or results of operations, we believe the following provisions of the Reform Act will have an impact on us:
•	The elimination of our primary federal regulator, the OTS, and the assumption by the OCC of regulatory authority over all federal savings associations, such as Hudson City Savings, and the acquisition by the FRB of regulatory authority over all savings and loan holding companies, such as Hudson City Bancorp, as well as all subsidiaries of savings and loan holding companies other than depository institutions. Although the laws and regulations currently applicable to us generally will not change by virtue of the elimination of the OTS (except to the extent such laws have been modified by the Reform Act), the application of these laws and regulations may vary as administered by the OCC and the FRB.

•	The creation of the Bureau, which will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions of our size, will have exclusive examination and enforcement authority with respect to such laws and regulations. As a new independent bureau within the FRB, it is possible that the Bureau will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies, which at a minimum, could increase our operating and compliance costs.

•	The significant roll back of the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

•	The establishment of consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies, as discussed below.

•	The increase in the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and the requirement that deposit insurance assessments be based on average consolidated total assets minus our average tangible equity, rather than on our deposit bases. As a result of these provisions, our deposit insurance premiums are expected to increase, and the increase may be substantial, as discussed below.
The Reform Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, by, among other things, expanding covered transactions to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes are effective one year after the Designated Transfer Date.
The Reform Act also includes provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect our future operations, including provisions that create minimum standards for the origination of mortgages, restrict proprietary trading by banking entities, restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities and that remove certain obstacles to the conversion of savings associations to national banks. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.
As a result of the Reform Act and other proposed changes, we may become subject to more stringent capital requirements.
The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. As a result, in July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously.
In addition, the Basel Committee on Banking Supervision recently announced the new “Basel III” capital rules, which set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. It is not yet known how these standards, which will be phased in over a period of years, will be implemented by U.S. regulators generally or how they will be applied to financial institutions of our size.

The FDIC restoration plan and related rulemaking may have a negative impact on our results operations.
In light of the failures of a significant number of banks and thrifts over the past several years, which has resulted in substantial losses to the DIF, in July 2010, the Reform Act increased the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets, such as Hudson City Savings. In October 2010, the FDIC adopted a new restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. The FDIC intends to pursue further rulemaking in 2011 regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.
In addition, on February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revises the risk-based assessment system for all large insured depository institutions as described in greater detail under “Regulation of Hudson City Savings Bank and Hudson City Bancorp — Deposit Insurance.” The adoption of this final rule could result in even higher FDIC deposit insurance assessments effective April 1, 2011, which could further increase non-interest expense and have a negative impact on our results of operations.
Hudson City Savings Bank’s ability to pay dividends or lend funds to Hudson City Bancorp is subject to regulatory limitations which, to the extent we need but are not able to access such funds, may prevent us from making future dividend payments.
We are a unitary savings and loan association holding company regulated by the OTS and almost all of our operating assets are owned by Hudson City Savings Bank. We rely primarily on dividends from the Bank to pay cash dividends to our shareholders and to engage in share repurchase programs. The OTS regulates all capital distributions by the Bank directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan association holding company, the Bank must file a notice or seek affirmative approval from the OTS at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OTS rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Currently, Hudson City Savings must seek approval from the OTS for future capital distributions.
In addition, the Bank may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OTS has notified the Bank that it is in need of more than normal supervision. Under the prompt corrective action provisions of the FDIA, an insured depository institution such as the Bank is prohibited from making a capital distribution, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe or unsound banking practice. Accordingly, there can be no assurance that the Bank will be able to pay dividends at past levels, or at all, in the future.
In addition to regulatory restrictions on the payment of dividends, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit it makes to its affiliates and on investments in stock or other securities of its affiliates. We are considered an affiliate of the Bank. These restrictions prevent affiliates of the Bank, including us, from borrowing from the Bank, unless various types of collateral secure the loans. Federal law limits the aggregate amount of loans to and investments in any single affiliate to 10% of the Bank’s capital stock and surplus and also limits the aggregate amount of loans to and investments in all affiliates to 20% of the Bank’s capital stock and surplus.
If we do not receive sufficient cash dividends or are unable to borrow from the Bank, then we may not have sufficient funds to pay dividends or repurchase our common stock.
The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the economy.
Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At December 31, 2010, approximately 78.4% of our total loans are in the New York metropolitan area.
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
We are subject to extensive supervision, regulation and examination by the OTS and by the FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws. As a result of the financial crisis which occurred in the banking and financial markets commencing in the second half of 2007, the overall bank regulatory climate is now marked by caution, conservatism and a renewed focus on compliance and risk management.
We operate in a highly competitive industry.
The banking industry is highly competitive. The Company competes for loans, deposits and other financial services in its markets and surrounding areas. In addition to local, regional, and national banking competition in the markets it serves, the Company competes with other financial institutions, money market and other mutual funds, insurance companies, brokerage companies and other non-depository financial service companies, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Bank. Beginning in 2007, general economic conditions were impacted by credit and capital market turmoil followed by significant deterioration in the banking industry and a general downturn in the economy. The continuing weakened performance of the banking industry has provided particular competitive pressure. A combination of a difficult lending environment with historically high cost of certificates of deposit and other consumer pricing compared to other borrowing alternatives and asset yields has increased the pressure on net interest margin at the Bank, as well as at most other community banking organizations in their markets.
Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.
Non-performing assets adversely affect the Company’s net earnings in various ways. The Company expects to continue to have a provision for loan losses relating to non-performing loans that is higher than its historical experience. The Company generally does not record interest income on non-performing loans or other real estate owned, thereby reducing its earnings, while its loan administration costs are higher for non-performing loans. When the Company takes collateral in foreclosures and similar proceedings, the Company is required to mark the related asset to the then-fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases the Company’s risk profile and may affect the capital levels regulators believe are appropriate. At December 31, 2010 our non-performing loans amounted to $871.3 million or 2.82% of total loans as compared to $627.7 million or 1.98% of total loans at December 31, 2009 and our charge-offs amounted to $98.5 million for 2010 as compared to $47.2 million in 2009. There can be no assurance that the Company will not experience future increases in non-performing assets.

The recently publicized foreclosure issues affecting the nation’s largest mortgage loan servicers could impact our foreclosure process and timing to completion of foreclosures.
Several of the nation’s largest mortgage loan servicers have experienced highly publicized compliance issues with respect to their foreclosure processes. This has resulted in greater bank regulatory, court and state attorney general scrutiny and consumer lawsuits. These difficulties and the potential legal and regulatory responses could impact the foreclosure process and timing to completion of foreclosures for residential mortgage lenders generally, including the Company. Over the past few years, foreclosure timelines have increased in general due to, among other reasons, processing delays associated with the significant increase in the number of foreclosure cases as a result of the economic crisis and voluntary (and in some cases mandatory) programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. In addition, the Superior Court of New Jersey has served an order on the largest mortgage loan servicers in the country inquiring as to the servicers’ foreclosure practices and requiring each to produce evidence of compliance with New Jersey state law. The Superior Court has asked an additional group of mortgage servicers in New Jersey, including the Company, to produce documentation demonstrating that there are no irregularities in the handling of foreclosure proceedings. It is expected that this process will further delay the foreclosure process in the State of New Jersey. The Company is expected to timely file the requested documents. The Company is not a defendant in a lawsuit nor is it a target of any particular investigation. Further increases in the foreclosure timeline may have an adverse effect on collateral values and our ability to maximize our recoveries.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
During 2010, we conducted our business through our two owned executive office buildings located in Paramus, New Jersey, our leased operations center located in Glen Rock, New Jersey, and 135 branch offices. At December 31, 2010, we owned 37 of our locations and leased the remaining 98. Our lease arrangements are typically long-term arrangements with third parties that generally contain several options to renew at the expiration date of the lease.
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
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Hudson City Bancorp common stock is traded on the Nasdaq Global Select Market under the symbol “HCBK.” The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information
			Amount
	High	Low	Per Share	Date of Payment

2009
First quarter	15.89	7.46	0.140	February 28, 2009
Second quarter	13.75	11.22	0.150	May 30, 2009
Third quarter	14.77	12.29	0.150	August 29, 2009
Fourth quarter	13.88	12.65	0.150	November 27, 2009

2010
First quarter	14.71	12.50	0.150	March 2, 2010
Second quarter	14.75	12.22	0.150	May 28, 2010
Third quarter	12.83	11.35	0.150	August 27, 2010
Fourth quarter	12.98	11.34	0.150	November 30, 2010
On January 18, 2011, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.15 per common share outstanding that is payable on February 25, 2011 to shareholders of record as of the close of business on February 4, 2011. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.
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
As of February 17, 2011, there were approximately 28,595 holders of record of Hudson City Bancorp common stock.

The following table reports information regarding repurchases of our common stock during the fourth quarter of 2010 under the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

October 1-October 31, 2010	—	$—	—	50,123,550
November 1-November 30, 2010	—	—	—	50,123,550
December 1-December 31, 2010	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Ronald E. Hermance, Jr., our Chairman and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.
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
Hudson City’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
Hudson City’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 incorporated herein by reference to the Company’s Annual Report to Shareholders.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors, executive officers and the corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors -General,” “-Who Our Directors Are,” “-Nominees for Election as Directors,” “-Continuing Directors,” “-Executive Officers,” “-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on April 19, 2011 and is incorporated herein by reference.
Audit Committee Financial Expert
Information regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is presented under the heading “Corporate Governance — Meetings of the Board of Directors and its Committees” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on April 19, 2011 and is incorporated herein by reference.
Code of Ethics
We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available on our website at www.hcbk.com, and will be provided free of charge by contacting Susan Munhall, Investor Relations, at (201) 967-8290.
Item 11. Executive Compensation
Information regarding executive compensation is presented under the headings “Compensation Discussion and Analysis — Key Elements of the Compensation Package,” “-Material Policies and Procedures,” “-Compensation of Executive Officers and Directors- Executive Officer Compensation,” “-Director Compensation,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “-Compensation Committee Report” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on April 19, 2011 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on April 19, 2011 and is incorporated herein by reference. Information regarding equity compensation plans is presented under the heading “Compensation of Executive Officers and Directors — Compensation Plans” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on April 19, 2011 and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on April 19, 2011 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information regarding principal accounting fees and services is presented under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in Hudson City Bancorp’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on April 19, 2011 and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	The following consolidated financial statements are in Item 8 of this annual report:
•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2010 and 2009

•	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes.
(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

2.1	Amended and Restated Plan of Conversion and Reorganization of Hudson City, MHC, Hudson City Bancorp, Inc. and Hudson City Savings Bank (1)
2.2	Agreement and Plan of Merger by and between Hudson City Bancorp, Inc. and Sound Federal Bancorp, Inc. (2)
3.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (15)
3.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (4)
4.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)
4.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)
4.3	Form of Stock Certificate of Hudson City Bancorp, Inc. (3)
10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (Incorporating amendments No.

EXHIBIT	DESCRIPTION

1,2,3,4,5, 6 and 7) *
10.2A	Profit Incentive Bonus Plan of Hudson City Savings Bank Adoption Agreement No. 1 (5)
10.2B	Profit Incentive Bonus Plan of Hudson City Savings Bank (5)
10.3	Form of Amended and Restated Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (together with Schedule pursuant to Instruction 2 of Item 601 of Regulation S-K) (13)
10.4	Severance Pay Plan of Hudson City Savings Bank (3)
10.5	Hudson City Savings Bank Outside Directors Consultation Plan (3)
10.6	Hudson City Bancorp, Inc. 2000 Stock Option Plan (6)
10.8	Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan (7)
10.9	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Ronald E. Butkovich (8)
10.10	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Christopher Nettleton (8)
10.11	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Ronald E. Hermance, Jr. (13)
10.12	Amended and Restated Employment Agreement between Hudson City Savings Bank and Ronald E. Hermance, Jr. (13)
10.13	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Denis J. Salamone (13)
10.14	Amended and Restated Employment Agreement between Hudson City Savings Bank and Denis J. Salamone (13)
10.15	Executive Officer Annual Incentive Plan of Hudson City Savings Bank (12)
10.16	Amended and Restated Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)
10.17	Amended and Restated Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)
10.18	Amended and Restated Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)
10.19	Form of Amended and Restated Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)
10.20	Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)
10.21	Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)
10.22	Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)
10.23	Form of Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)
10.24	Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (10)
10.25	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (11)
10.26	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (11)
10.27	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (11)
10.28	Benefit Maintenance Plan of Hudson City Savings Bank (13)
10.29	Summary of Material Terms of Directed Charitable Contribution Program (11)
10.30	Summary of Director Compensation *
10.31	Directors' Deferred Compensation Plan of Hudson City Bancorp, Inc. (13)
10.32	Officers' Deferred Compensation Plan of Hudson City Bancorp, Inc. (13)
10.33	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance-Based Restricted Stock Award Notice (14)
10.34	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (5)
10.35	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (5)
10.36	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (5)
10.37	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Restricted Stock Award Notice *
10.38	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice *
13.1	2010 Annual Report to Shareholders*
21.1	Subsidiaries of Hudson City Bancorp, Inc.*
23.1	Consent of KPMG LLP *
31.1	Certification of Disclosure of Ronald E. Hermance, Jr.*
31.2	Certification of Disclosure of James C. Kranz*
32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*
101	The following information from the Company's Annual Report on Form 10-K for the year ended

EXHIBIT	DESCRIPTION

December 31, 2010, filed with the Securities and Exchange Commission on February 28, 2011, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at December 31, 2010 and 2008, (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2008 and 2007, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2008 and 2007 , (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2008 and 2007 and (v) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text). (16)

(1)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-122989 on Form S-3 filed with the Securities and Exchange Commission on February 25, 2005, as amended.

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2006.

(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.

(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007 and the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008.

(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.

(6)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.

(7)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

(8)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-114536 on Form S-8, filed with the Securities and Exchange Commission on April 16, 2004.

(9)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

(10)	Incorporated herein by reference to the Proxy Statement No. 000-26001 filed with the Securities and Exchange Commission on April 28, 2006.

(11)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007.

(12)	Incorporated herein by reference to the Proxy Statement No. 000-26001 filed with the Securities and Exchange Commission on March 18, 2010.

(13)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009.

(14)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 8, 2009.

(15)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010.

(16)	Pursuant to the rules of the Securities and Exchange Commission, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on March 1, 2011.

Hudson City Bancorp, Inc.

By:	/s/ Ronald E. Hermance, Jr.	/s/ James C. Kranz

	Ronald E. Hermance, Jr.	James C. Kranz
	Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald E. Hermance, Jr. Ronald E. Hermance, Jr.	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/s/ Denis J. Salamone Denis J. Salamone	Director, President and Chief Operating Officer (Principal Accounting Officer)	March 1, 2011

/s/ Michael W. Azzara Michael W. Azzara	Director	March 1, 2011

/s/ William G. Bardel William G. Bardel	Director	March 1, 2011

/s/ Scott A. Belair Scott A. Belair	Director	March 1, 2011

/s/ Victoria H. Bruni Victoria H. Bruni	Director	March 1, 2011

/s/ Cornelius E. Golding Cornelius E. Golding	Director	March 1, 2011

/s/ Donald O. Quest Donald O. Quest	Director	March 1, 2011

/s/ Joseph G. Sponholz Joseph G. Sponholz	Director	March 1, 2011