Form 10-Q
period 2011-03-31
HUDSON CITY BANCORP INC
filed 2011-05-09
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2011

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
Yes ☐ No ☑
As of May 2, 2011, the registrant had 526,697,920 shares of common stock, $0.01 par value, outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:
•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, may adversely affect our business;

•	enhanced regulatory scrutiny may adversely affect our business and increase our cost of operation;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to diversify our funding sources and to continue to access the wholesale borrowing market and the capital markets; and

•	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations.
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
As used in this Form 10-Q, unless we specify otherwise, “Hudson City Bancorp,” “Company,” “we,” “us,” and “our” refer to Hudson City Bancorp, Inc., a Delaware corporation. “Hudson City Savings” and “Bank” refer to Hudson City Savings Bank, a federal stock savings bank and the wholly-owned subsidiary of Hudson City Bancorp.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2011	2010
(In thousands, except share and per share amounts)	(unaudited)
Assets:
Cash and due from banks	$148,276	$175,769
Federal funds sold and other overnight deposits	289,719	493,628

Total cash and cash equivalents	437,995	669,397
Securities available for sale:
Mortgage-backed securities	10,540,674	18,120,537
Investment securities	7,122	89,795
Securities held to maturity:
Mortgage-backed securities (fair value of $5,564,944 at March 31, 2011 and $6,199,507 at December 31, 2010)	5,304,263	5,914,372
Investment securities (fair value of $3,843,386 at March 31, 2011 and $3,867,488 at December 31, 2010)	3,938,950	3,939,006

Total securities	19,791,009	28,063,710

Loans	30,351,370	30,923,897
Net deferred loan costs	86,293	86,633
Allowance for loan losses	(255,283)	(236,574)

Net loans	30,182,380	30,773,956
Federal Home Loan Bank of New York stock	804,440	871,940
Foreclosed real estate, net	44,011	45,693
Accrued interest receivable	201,730	245,546
Banking premises and equipment, net	69,712	69,444
Goodwill	152,109	152,109
Other assets	745,680	274,238

Total Assets	$52,429,066	$61,166,033

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$24,868,905	$24,605,896
Noninterest-bearing	592,174	567,230

Total deposits	25,461,079	25,173,126
Repurchase agreements	7,850,000	14,800,000
Federal Home Loan Bank of New York advances	14,175,000	14,875,000

Total borrowed funds	22,025,000	29,675,000
Due to brokers	—	538,200
Accrued expenses and other liabilities	214,140	269,469

Total liabilities	47,700,219	55,655,795

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 526,718,310 shares outstanding at March 31, 2011 and December 31, 2010	7,415	7,415
Additional paid-in capital	4,709,574	4,705,255
Retained earnings	2,012,579	2,642,338
Treasury stock, at cost; 214,748,245 shares at March 31, 2011 and
December 31, 2010	(1,725,946)	(1,725,946)
Unallocated common stock held by the employee stock ownership plan	(202,729)	(204,230)
Accumulated other comprehensive income, net of tax	(72,046)	85,406

Total shareholders’ equity	4,728,847	5,510,238

Total Liabilities and Shareholders’ Equity	$52,429,066	$61,166,033

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$382,953	$428,161
Consumer and other loans	4,148	4,759
Mortgage-backed securities held to maturity	61,216	110,126
Mortgage-backed securities available for sale	122,092	121,592
Investment securities held to maturity	32,827	47,064
Investment securities available for sale	775	10,346
Dividends on Federal Home Loan Bank of New York stock	12,801	12,373
Federal funds sold	711	449

Total interest and dividend income	617,523	734,870

Interest Expense:
Deposits	84,318	103,919
Borrowed funds	276,804	299,806

Total interest expense	361,122	403,725

Net interest income	256,401	331,145
Provision for Loan Losses	40,000	50,000

Net interest income after provision for loan losses	216,401	281,145

Non-Interest Income:
Service charges and other income	2,739	2,230
Gain on securities transactions, net	102,468	30,768

Total non-interest income	105,207	32,998

Non-Interest Expense:
Compensation and employee benefits	30,884	34,162
Net occupancy expense	8,425	8,347
Federal deposit insurance assessment	16,330	12,627
Loss on extinguishment of debt	1,172,092	—
Other expense	12,837	11,395

Total non-interest expense	1,240,568	66,531

(Loss) income before income tax (benefit) expense	(918,960)	247,612
Income Tax (Benefit) Expense	(363,296)	98,727

Net (loss) income	$(555,664)	$148,885

Basic (Loss) Earnings Per Share	$(1.13)	$0.30

Diluted (Loss) Earnings Per Share	$(1.13)	$0.30

Weighted Average Number of Common Shares Outstanding:
Basic	493,843,304	492,564,183
Diluted	493,843,304	493,694,756
See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,705,255	4,683,414
Stock option plan expense	2,196	2,583
Tax benefit from stock plans	89	256
Allocation of ESOP stock	1,164	1,708
Vesting of RRP stock	870	1,190

Balance at end of period	4,709,574	4,689,151

Retained Earnings:
Balance at beginning of year	2,642,338	2,401,606
Net Income	(555,664)	148,885
Dividends paid on common stock ($0.15 and $0.15 per share, respectively)	(74,095)	(74,023)
Exercise of stock options	—	(191)

Balance at end of period	2,012,579	2,476,277

Treasury Stock:
Balance at beginning of year	(1,725,946)	(1,727,579)
Exercise of stock options	—	1,016

Balance at end of period	(1,725,946)	(1,726,563)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(204,230)	(210,237)
Allocation of ESOP stock	1,501	1,545

Balance at end of period	(202,729)	(208,692)

Accumulated other comprehensive income(loss):
Balance at beginning of year	85,406	184,533

Net unrealized losses on securities available for sale arising during period, net of tax benefit of $65,136 and $5,597 in 2011 and 2010, respectively	(96,085)	(8,105)
Reclassification adjustment for gains in net income, net of tax expense of $40,526 and $12,569 in 2011 and 2010, respectively	(61,942)	(18,199)
Pension and other postretirement benefits adjustment, net of tax expense of $397 and $180 for 2011 and 2010, respectively	575	260

Other comprehensive loss, net of tax	(157,452)	(26,044)

Balance at end of period	(72,046)	158,489

Total Shareholders’ Equity	$4,728,847	$5,396,077

Summary of comprehensive (loss) income
Net (loss) income	$(555,664)	$148,885
Other comprehensive loss, net of tax	(157,452)	(26,044)

Total comprehensive (loss) income	$(713,116)	$122,841

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(555,664)	$148,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	36,850	21,832
Provision for loan losses	40,000	50,000
Gains on securities transactions, net	(102,468)	(30,768)
Loss on extinguishment of debt	1,172,092	—
Share-based compensation, including committed ESOP shares	5,731	7,026
Deferred tax benefit	(3,163)	(8,630)
Decrease in accrued interest receivable	43,816	2,917
(Increase) decrease in other assets	(359,512)	22,245
(Decrease) increase in accrued expenses and other liabilities	(54,754)	73,063

Net Cash Provided by Operating Activities	222,928	286,570

Cash Flows from Investing Activities:
Originations of loans	(1,398,408)	(1,399,557)
Purchases of loans	(147,231)	(404,167)
Principal payments on loans	2,080,773	1,446,075
Principal collection of mortgage-backed securities held to maturity	606,678	892,402
Purchases of mortgage-backed securities held to maturity	—	(47,110)
Principal collection of mortgage-backed securities available for sale	1,026,203	661,965
Purchases of mortgage-backed securities available for sale	(3,237,757)	(2,719,940)
Proceeds from sales of mortgage backed securities available for sale	9,064,379	604,476
Proceeds from maturities and calls of investment securities held to maturity	—	300,000
Purchases of investment securities held to maturity	—	(1,100,294)
Proceeds from maturities and calls of investment securities available for sale	—	650,000
Proceeds from sales of investment securities available for sale	82,475	—
Purchases of Federal Home Loan Bank of New York stock	(13,500)	—
Redemption of Federal Home Loan Bank of New York stock	81,000	—
Purchases of premises and equipment, net	(2,300)	(2,738)
Net proceeds from sale of foreclosed real estate	11,503	8,405

Net Cash Provided by (Used in) Investment Activities	8,153,815	(1,110,483)

Cash Flows from Financing Activities:
Net increase in deposits	287,953	810,752
Proceeds from borrowed funds	6,500,000	—
Principal payments on borrowed funds	(15,322,092)	—
Dividends paid	(74,095)	(74,023)
Exercise of stock options	—	825
Tax benefit from stock plans	89	256

Net Cash (Used in) Provided by Financing Activities	(8,608,145)	737,810

Net Decrease in Cash and Cash Equivalents	(231,402)	(86,103)
Cash and Cash Equivalents at Beginning of Year	669,397	561,201

Cash and Cash Equivalents at End of Period	$437,995	$475,098

Supplemental Disclosures:
Interest paid	$410,252	$404,820

Loans transferred to foreclosed real estate	$15,794	$14,362

Income tax payments	$8,900	$20,277

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
1. Organization
Hudson City Bancorp, Inc. (“Hudson City Bancorp” or the “Company”) is a Delaware corporation and is the savings and loan holding company for Hudson City Savings Bank and its subsidiaries (“Hudson City Savings” or the “Bank”). Each of Hudson City Savings and the Company is currently subject to the regulation and examination of the Office of Thrift Supervision (“OTS”).
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the ‘Reform Act”). The Reform Act, among other things, effectively merges the OTS into the Office of the Comptroller of the Currency (“OCC”), with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, and the Federal Reserve Board (the “FRB”) assuming all functions and authority from the OTS relating to savings and loan holding companies. Pursuant to the Reform Act, the OTS will be merged into the OCC as early as July 2011 at which time Hudson City Savings will be regulated by the OCC and the Company will be regulated by the FRB.
2. Basis of Presentation
The accompanying consolidated financial statements include the accounts of Hudson City Bancorp and its wholly-owned subsidiary, Hudson City Savings.
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses (“ALL”) is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate. In addition, bank regulators, as an integral part of their supervisory function, periodically review our ALL. These regulatory agencies have the ability to require us, as they can require all banks, to increase our provision for loan losses or to recognize further charge-offs based upon their judgments, which may be different from ours. Any increase in the ALL required by these regulatory agencies could adversely affect our financial condition and results of operations.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s 2010 Annual Report to Shareholders and incorporated by reference into Hudson City Bancorp’s 2010 Annual Report on Form 10-K.

Notes to Unaudited Consolidated Financial Statements
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted (loss) earnings per share.

	For the Three Months Ended March 31,
	2011			2010
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
		(In thousands, except per share data)
Net (loss) income	$(555,664)			$148,885

Basic (loss) earnings per share:
(Loss) income available to common stockholders	$(555,664)	493,843	$(1.13)	$148,885	492,564	$0.30

Effect of dilutive common stock equivalents	—	—		—	1,131

Diluted (loss) earnings per share:
(Loss) income available to common stockholders	$(555,664)	493,843	$(1.13)	$148,885	493,695	$0.30

4. Securities
The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at March 31, 2011 and December 31, 2010 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
March 31, 2011
Investment Securities:
Equity securities	$6,767	$355	$—	$7,122

Total investment securities available for sale	6,767	355	—	7,122

Mortgage-backed securities:
GNMA pass-through certificates	1,068,976	12,599	(15,501)	1,066,074
FNMA pass-through certificates	5,354,770	21,770	(74,559)	5,301,981
FHLMC pass-through certificates	4,091,728	33,304	(47,039)	4,077,993
FHLMC and FNMA — REMICs	94,436	190	—	94,626

Total mortgage-backed securities available for sale	$10,609,910	$67,863	$(137,099)	$10,540,674

December 31, 2010
Investment securities:
United States government -sponsored enterprises debt	$80,000	$2,647	$—	$82,647
Equity securities	6,767	381	—	7,148

Total investment securities available for sale	86,767	3,028	—	89,795

Mortgage-backed securities:
GNMA pass-through certificates	1,560,755	27,214	(7,487)	1,580,482
FNMA pass-through certificates	10,333,033	122,305	(57,550)	10,397,788
FHLMC pass-through certificates	5,521,741	129,547	(32,116)	5,619,172
FHLMC and FNMA — REMICs	509,755	13,340	—	523,095

Total mortgage-backed securities available for sale	$17,925,284	$292,406	$(97,153)	$18,120,537

Notes to Unaudited Consolidated Financial Statements
The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at March 31, 2011 and December 31, 2010 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
March 31, 2011
Investment securities:
United States government -sponsored enterprises debt	$3,938,950	$2,982	$(98,546)	$3,843,386

Total investment securities held to maturity	3,938,950	2,982	(98,546)	3,843,386

Mortgage-backed securities:
GNMA pass-through certificates	96,315	3,525	—	99,840
FNMA pass-through certificates	1,482,969	84,411	(3)	1,567,377
FHLMC pass-through certificates	2,678,434	138,599	—	2,817,033
FHLMC and FNMA — REMICs	1,046,545	35,649	(1,500)	1,080,694

Total mortgage-backed securities held to maturity	$5,304,263	$262,184	$(1,503)	$5,564,944

December 31, 2010
Investment securities:
United States government -sponsored enterprises debt	$3,939,006	$3,698	$(75,216)	$3,867,488

Total investment securities held to maturity	3,939,006	3,698	(75,216)	3,867,488

Mortgage-backed securities:
GNMA pass-through certificates	98,887	2,802	—	101,689
FNMA pass-through certificates	1,622,994	87,271	—	1,710,265
FHLMC pass-through certificates	2,943,565	148,248	—	3,091,813
FHLMC and FNMA — REMICs	1,248,926	46,846	(32)	1,295,740

Total mortgage-backed securities held to maturity	$5,914,372	$285,167	$(32)	$6,199,507

Notes to Unaudited Consolidated Financial Statements
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
March 31, 2011

Held to maturity:
United States government -sponsored enterprises debt	$3,801,393	$(98,546)	$—	$—	$3,801,393	$(98,546)
FNMA pass-through certificates	146	(3)	—	—	146	(3)
FHLMC and FNMA — REMIC’s	77,654	(1,280)	27,194	(220)	104,848	(1,500)

Total temporarily impaired securities held to maturity	3,879,193	(99,829)	27,194	(220)	3,906,387	(100,049)

Available for sale:
GNMA pass-through certificates	632,592	(15,501)	—	—	632,592	(15,501)
FNMA pass-through certificates	4,806,193	(74,559)	—	—	4,806,193	(74,559)
FHLMC pass-through certificates	3,434,814	(47,039)	—	—	3,434,814	(47,039)

Total temporarily impaired securities available for sale	8,873,599	(137,099)	—	—	8,873,599	(137,099)

Total	$12,752,792	$(236,928)	$27,194	$(220)	$12,779,986	$(237,148)

December 31, 2010

Held to maturity:
United States government -sponsored enterprises debt	$3,524,781	(75,216)	$—	$—	$3,524,781	$(75,216)
FHLMC and FNMA — REMICs	7,373	(24)	3,163	(8)	10,536	(32)

Total temporarily impaired securities held to maturity	3,532,154	(75,240)	3,163	(8)	3,535,317	(75,248)

Available for sale:
GNMA pass-through certificates	424,575	(7,487)	—	—	424,575	(7,487)
FNMA pass-through certificates	4,375,620	(57,550)	—	—	4,375,620	(57,550)
FHLMC pass-through certificates	2,425,458	(32,116)	—	—	2,425,458	(32,116)

Total temporarily impaired securities available for sale	7,225,653	(97,153)	—	—	7,225,653	(97,153)

Total	$10,757,807	$(172,393)	$3,163	$(8)	$10,760,970	$(172,401)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. We only purchase securities issued by U.S. government-sponsored enterprises (“GSEs”) and do not own any unrated or private label securities or other high-risk securities such as those backed by sub-prime loans. We do not consider these investments to be other-than-temporarily impaired at March 31, 2011 and December 31, 2010 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at

Notes to Unaudited Consolidated Financial Statements
maturity. As a result no impairment loss was recognized during the three months ended March 31, 2011 or for the year ended December 31, 2010.
The amortized cost and estimated fair market value of our securities held to maturity and available-for-sale at March 31, 2011, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost		Estimated
	Mortgage-backed	Investment	Fair Market
	securities	securities	Value
	(In thousands)
March 31, 2011

Held to Maturity:
Due in one year or less	$11	$—	$12
Due after one year through five years	1,494	—	1,626
Due after five years through ten years	9,849	—	10,544
Due after ten years	5,292,909	3,938,950	9,396,148

Total held to maturity	$5,304,263	$3,938,950	$9,408,330

Available for Sale:
Due after ten years	$10,609,910	$—	$10,540,674

Total available for sale	$10,609,910	$—	$10,540,674

Sales of mortgage-backed securities available-for-sale amounted to $8.96 billion and $573.7 million for the three months ended March 31, 2011 and 2010, respectively, resulting in realized gains of $100.0 million and $30.8 million for the same respective periods. There were sales of $80.0 million of investment securities available-for-sale during the three months ended March 31, 2011. There were no sales of investment securities available-for-sale or held to maturity during the three months ended March 31, 2010. Gross realized gains on sales and calls of investment securities available-for-sale were $2.5 million during the first three months of 2011. Gains and losses on the sale of all securities are determined using the specific identification method.
5. Stock Repurchase Programs
We have previously announced several stock repurchase programs. Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. We did not purchase any of our common shares pursuant to the repurchase programs during the three months ended March 31, 2011. As of March 31, 2011, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

Notes to Unaudited Consolidated Financial Statements
6. Loans and Allowance for Loan Losses
Loans at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
First mortgage loans:
One- to four-family
Amortizing	$24,330,624	$24,912,935
Interest-only	5,052,855	5,136,463
FHA/VA	608,216	499,724
Multi-family and commercial	44,466	48,067
Construction	8,595	9,081

Total first mortgage loans	30,044,756	30,606,270

Consumer and other loans:
Fixed—rate second mortgages	150,705	160,896
Home equity credit lines	136,248	137,467
Other	19,661	19,264

Total consumer and other loans	306,614	317,627

Total loans	$30,351,370	$30,923,897

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

Credit Risk Profile based on Payment Activity
			(In thousands)
	One-to four- family		Other first					Total
	first mortgage loans		Mortgages		Consumer and Other			Loans
			Multi-family		Fixed-rate
			and		second	Home Equity
March 31, 2011	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
Performing	$24,246,901	$4,869,645	$43,520	$1,430	$150,245	$133,994	$19,105	$29,464,840
Non-performing	691,939	183,210	946	7,165	460	2,254	556	886,530

Total	$24,938,840	$5,052,855	$44,466	$8,595	$150,705	$136,248	$19,661	$30,351,370

December 31, 2010
Performing	$24,733,745	$4,957,115	$46,950	$1,521	$160,456	$135,111	$17,740	$30,052,638
Non-performing	678,914	179,348	1,117	7,560	440	2,356	1,524	871,259

Total	$25,412,659	$5,136,463	$48,067	$9,081	$160,896	$137,467	$19,264	$30,923,897

Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile by Internally Assigned Grade
			(In thousands)
	One-to four- family		Other first
	first mortgage loans		Mortgages		Consumer and Other
			Multi-family		Fixed-rate
			and		second	Home Equity
March 31, 2011	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
Pass	$24,188,894	$4,833,071	$29,572	$—	$150,073	$132,971	$19,103
Special mention	127,711	36,574	5,351	1,430	172	1,023	2
Substandard	622,235	183,210	1,494	7,165	460	2,254	556
Doubtful	—	—	8,049	—	—	—	—

Total	$24,938,840	$5,052,855	$44,466	$8,595	$150,705	$136,248	$19,661

December 31, 2010
Pass	$24,646,101	$4,927,545	$37,697	$1,521	$160,216	$134,408	$17,737
Special mention	151,800	29,570	1,199	—	240	703	3
Substandard	614,758	179,348	1,117	7,560	440	2,356	1,524
Doubtful	—	—	8,054	—	—	—	—

Total	$25,412,659	$5,136,463	$48,067	$9,081	$160,896	$137,467	$19,264

Loan classifications are defined as follows:
•	Pass — These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention — These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard — These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•	Doubtful — These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•	Loss — These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.
We evaluate the classification of our one-to four- family mortgage loans, consumer loans and other loans primarily on a pooled basis by delinquency. Loans that are past due 60 to 89 days are classified as special mention and loans that are past due 90 days or more are classified as substandard. We generally obtain updated valuations for one- to four- family mortgage loans by the time a loan becomes 180 days past due. If necessary, we charge-off an amount to reduce the carrying value of the loan to the value of the underlying property, less estimated selling costs. Since we record the charge-off when we receive the updated valuation, we typically do not have any residential first mortgages classified as doubtful or loss. We evaluate multi-

Notes to Unaudited Consolidated Financial Statements
family, commercial and construction loans individually and base our classification on the debt service capability of the underlying property as well as secondary sources of repayment such as the borrower’s and any guarantor’s ability and willingness to provide debt service.
Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At March 31, 2011 approximately 79.1% of our total loans are in the New York metropolitan area.
Included in our loan portfolio at March 31, 2011 and December 31, 2010 are $5.05 billion and $5.14 billion, respectively, of interest-only loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $183.2 million and $179.3 million of non-performing interest-only loans at March 31, 2011 and December 31, 2010, respectively.
In addition to our full documentation loan program, we originate loans to certain eligible borrowers as limited documentation loans. We have originated these types of loans for over 15 years. Loans eligible for limited documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20-, 30- and 40-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 70% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We also allow certain borrowers to obtain mortgage loans without verification of income. However, in these cases, we do verify the borrowers’ assets. These loans are subject to somewhat higher interest rates than our regular products, and are generally limited to a maximum loan-to-value ratio of 60%. Limited documentation and no income verification loans have an inherently higher level of risk compared to loans with full documentation. We had $163.5 million and $149.8 million of originated non-performing reduced-documentation loans at March 31, 2011 and December 31, 2010, respectively.

Notes to Unaudited Consolidated Financial Statements
The following table is a comparison of our delinquent loans by class as of the dates indicated:

							90 Days
			90 Days	Total	Current	Total	or more
	30-59 Days	60-89 Days	or more	Past Due	Loans	Loans	accruing
			(Dollars in thousands)
At March 31, 2011
One- to four-family first mortgages:
Amortizing	$319,167	$136,548	$691,939	$1,147,654	$23,791,186	$24,938,840	$69,704
Interest-only	54,345	36,574	183,210	274,129	4,778,726	5,052,855	—
Multi-family and commercial mortgages	3,530	—	946	4,476	39,990	44,466	—
Construction loans	—	—	7,165	7,165	1,430	8,595	—
Consumer and other loans:							—
Fixed-rate second mortgages	927	172	460	1,559	149,146	150,705	—
Home equity lines of credit	2,039	1,023	2,254	5,316	130,932	136,248	—
Other	—	2	556	558	19,103	19,661	—

Total	$380,008	$174,319	$886,530	$1,440,857	$28,910,513	$30,351,370	$69,704

At December 31, 2010
One- to four-family first mortgages:
Amortizing	$363,583	$161,530	$678,914	$1,204,027	$24,208,632	$25,412,659	$64,156
Interest-only	47,479	29,570	179,348	256,397	4,880,066	5,136,463	—
Multi-family and commercial mortgages	3,199	1,199	1,117	5,515	42,552	48,067	—
Construction loans	—	—	7,560	7,560	1,521	9,081	—
Consumer and other loans:
Fixed-rate second mortgages	896	240	440	1,576	159,320	160,896	—
Home equity lines of credit	2,419	703	2,356	5,478	131,989	137,467	—
Other	1,330	3	1,524	2,857	16,407	19,264	—

Total	$418,906	$193,245	$871,259	$1,483,410	$29,440,487	$30,923,897	$64,156

Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.
Upon request, we will generally agree to a short-term payment plan for certain residential mortgage loan borrowers. Many of these customers are current as to their mortgage payments, but may be anticipating a short-term cash flow need and want to protect their credit history. The extent of these plans is generally limited to a six-month deferral of principal payments only which may be extended in certain circumstances. Pursuant to these short-term payment plans, we do not modify mortgage notes, recast legal documents, extend maturities or reduce interest rates. We also do not forgive any interest or principal. We have not classified these loans as troubled debt restructurings since we collect all principal and interest, the deferral period is short and any reduction in the present value of cash flows is due to the insignificant delay in the timing of principal payments. The principal balance of loans with payment plans at March 31, 2011 amounted to $46.1 million, including $32.8 million of loans that are current, $6.4 million that are 30 to 59 days past due, $2.1 million that are 60 to 89 days past due and $4.8 million that are 90 days or more past due. The principal balance of loans with payment plans at December 31, 2010 amounted to $81.3 million, including $54.4 million of loans that are current, $13.9 million that are 30 to 59 days past due, $4.7 million that are 60 to 89 days past due and $8.3 million that are 90 days or more past due.
Loans modified in a troubled debt restructuring totaled $14.5 million at March 31, 2011 of which $693,000 were 30 days past due and $1.6 million were 60-89 days past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. At December 31, 2010, loans modified in a troubled debt restructuring totaled $11.1 million. These loans were

Notes to Unaudited Consolidated Financial Statements
current at the time of their restructuring and were in compliance with the terms of their restructure agreement at December 31, 2010.
The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At March 31, 2011		At December 31, 2010
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans
New Jersey	43.9%	45.3%	44.0%	45.7%
New York	20.3	17.9	19.9	18.7
Connecticut	14.9	6.4	14.5	6.5

Total New York metropolitan area	79.1	69.6	78.4	70.9

Pennsylvania	3.6	1.3	3.1	1.2
Virginia	3.3	3.9	3.5	4.6
Illinois	2.8	4.9	3.0	4.9
Maryland	2.5	4.0	2.7	4.4
All others	8.7	16.3	9.3	14.0

Total Outside New York metropolitan area	20.9	30.4	21.6	29.1

	100.0%	100.0%	100.0%	100.0%

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. Since 2009, there has been a decline in house prices, both nationally and locally. Housing market conditions in our lending market areas weakened during this period as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market.
Although we believe that we have established and maintained the ALL at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. While we continue to adhere to prudent underwriting standards, we are geographically concentrated in the New York metropolitan area of the United States and, therefore, are not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry. Continued decreases in real estate values could adversely affect the value of property used as collateral for our loans. No assurance can be given in any particular case that our loan-to-value ratios will provide full protection in the event of borrower default. Adverse changes in the economy and increases in the unemployment rate may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. A further increase in loan delinquencies would decrease our net interest income and may adversely impact our loss experience on non-performing loans which may result in an increase in the loss factors used in our quantitative analysis of the ALL, causing increases in our provision and ALL. Although we use the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change.
We generally obtain new collateral values by the time a loan becomes 180 days delinquent. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may

Notes to Unaudited Consolidated Financial Statements
result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $21.3 million for the first quarter 2011 as compared to $24.2 million in the first quarter of 2010. These charge-offs were primarily due to the results of our reappraisal process for our non-performing residential first mortgage loans with only 29 loans disposed of through the foreclosure process during 2011 with a final net gain on sale (after previous charge-offs of $5.5 million) of approximately $540,000. Write-downs on foreclosed real estate amounted to $1.3 million for the first quarter of 2011. The results of our reappraisal process and our recent charge-off history are also considered in the determination of the ALL. At March 31, 2011 the average loan-to-value (“LTV”) ratio (using appraised values at the time of origination) of our non-performing one- to four-family mortgage loans was 74.3% and was 60.6% for our total mortgage loan portfolio. Thus, the ratio of the ALL to non-performing loans needs to be viewed in the context of the underlying LTV ratios of the non-performing loans and the relative decline in home values.
As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the Federal Housing Finance Agency (“FHFA”) and Case-Shiller. Our Asset Quality Committee uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We generally obtain updated collateral values by the time a loan becomes 180 days delinquent which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use the house price indices to identify geographic areas experiencing weaknesses in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent. Based on our recent loss experience on non-performing loans, we increased certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during the first quarter of 2011. The recent adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.
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
We consider the average LTV ratio of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at March 31, 2011 was 60.6%, using appraised values at the time of origination. The weighted average LTV ratio of our non-performing loans was 74.3% at March 31, 2011, using appraised values at the time of origination. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 69.6% of our non-performing loans were located at March 31, 2011, by approximately 23% from the peak of the market in 2006 through January 2011 and by 31% nationwide during that period. Changes in house values may affect our loss experience which may require that we

Notes to Unaudited Consolidated Financial Statements
change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.
There were no loans held for sale at March 31, 2011 and December 31, 2010.
The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Non-accrual loans:
One-to four-family amortizing loans	$622,235	$614,758
One-to four-family interest-only loans	183,210	179,348
Multi-family and commercial mortgages	946	1,117
Construction loans	7,165	7,560
Fixed-rate second mortgages	460	440
Home equity lines of credit	2,254	2,356
Other loans	556	1,524

Total non-accrual loans	816,826	807,103
Accruing loans delinquent 90 days or more	69,704	64,156

Total non-performing loans	$886,530	$871,259

The total amount of interest income on non-accrual loans that would have been recognized during the first quarter of 2011, if interest on all such loans had been recorded based upon original contract terms amounted to approximately $12.7 million. The total amount of interest income received during the first quarter of 2011 on non-accrual loans was immaterial. Hudson City is not obligated to lend additional funds to borrowers on non-accrual status.
The following table presents our loans evaluated for impairment by class at the dates indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
March 31, 2011
With an allowance:
Multi-family and commercial mortgages	$5,712	$8,995	$3,283	$8,989	$121
Construction loans	5,527	7,165	1,638	7,363	—

Total	$11,239	$16,160	$4,921	$16,352	$121

December 31, 2010
With an allowance:
Multi-family and commercial mortgages	$5,712	$9,161	$3,449	$9,159	$485
Construction loans	5,863	7,560	1,697	6,949	—

Total	$11,575	$16,721	$5,146	$16,108	$485

Notes to Unaudited Consolidated Financial Statements
At March 31, 2011 and December 31, 2010, loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $16.2 million and $16.7 million, respectively. Based on this evaluation, the ALL related to loans classified as impaired at March 31, 2011 and December 31, 2010 amounted to $4.9 million and $5.1 million, respectively. Interest income received during the year on loans classified as impaired was immaterial.
The following table presents the activity in our ALL for the periods indicated:

			For The Year
			Ended
	For the Three Months Ended March 31,		December 31,
	2011	2010	2010
		(In thousands)
Balance at beginning of year	$236,574	$140,074	$140,074

Charge-offs	(23,446)	(24,871)	(110,771)
Recoveries	2,155	627	12,271

Net charge-offs	(21,291)	(24,244)	(98,500)

Provision for loan losses	40,000	50,000	195,000

Balance at end of period	$255,283	$165,830	$236,574

The following table presents the activity in our ALL by portfolio segment.

	One-to four-	Multi-family
	Family	and Commercial		Consumer and
	Mortgages	Mortgages	Construction	Other Loans	Total
	(In thousands)
Balance at December 31, 2010	$227,224	$4,419	$1,728	$3,203	$236,574

Provision for loan losses	40,555	(352)	(46)	(157)	40,000
Charge-offs	(23,357)	—	—	(89)	(23,446)
Recoveries	2,155	—	—	—	2,155

Net charge-offs	(21,202)	—	—	(89)	(21,291)

Balance at March 31, 2011	$246,577	$4,067	$1,682	$2,957	$255,283

Loan portfolio:
Balance at March 31, 2011
Individually evaluated for impairment	$—	$8,995	$7,165	$—	$16,160
Collectively evaluated for impairment	29,991,695	35,471	1,430	306,614	30,335,210

Notes to Unaudited Consolidated Financial Statements
7. Borrowed Funds
Borrowed funds at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
		(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$1,350,000	4.50%	$2,150,000	4.29%
Other brokers	6,500,000	4.44	12,650,000	4.00

Total securities sold under agreements to repurchase	7,850,000	4.45	14,800,000	4.04

Advances from the FHLB	14,175,000	3.00	14,875,000	3.99

Total borrowed funds	$22,025,000	3.52%	$29,675,000	4.02%

Accrued interest payable	$102,374		$151,215
The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the period	$13,687,190	$15,034,110

Maximum balance outstanding at any month-end during the period	$14,750,000	$15,100,000

Weighted average rate during the period	4.14%	4.10%

FHLB Advances:
Average balance outstanding during the period	$15,019,833	$14,875,000

Maximum balance outstanding at any month-end during the period	$15,175,000	$14,875,000

Weighted average rate during the period	3.70%	4.04%

Notes to Unaudited Consolidated Financial Statements
At March 31, 2011, $16.58 billion of our borrowed funds may be put back to us at the discretion of the lender as compared to $29.08 billion at December 31, 2010. The remaining $5.45 billion of borrowed funds at March 31, 2011 are fixed-rate, fixed-maturity borrowings. At March 31, 2011, borrowed funds had scheduled maturities and potential put dates as follows:

	Borrowings by Scheduled		Borrowings by Earlier of Scheduled
	Maturity Date		Maturity or Next Potential Put Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
		(Dollars in thousands)
2011	$2,550,000	0.90%	$13,175,000	3.65%
2012	2,900,000	0.88	3,600,000	1.57
2013	100,000	5.46	1,325,000	4.69
2014	—	—	3,725,000	4.47
2015	225,000	4.09	200,000	3.91
2016	4,525,000	4.40	—	—
2017	5,875,000	4.30	—	—
2018	850,000	3.62	—	—
2019	1,725,000	4.62	—	—
2020	3,275,000	4.53	—	—

Total	$22,025,000	3.52%	$22,025,000	3.52%

During the three months ended March 31, 2011, the Company completed a restructuring of its balance sheet (referred to as the “Restructuring Transaction”). The Restructuring Transaction included the extinguishment of $12.50 billion of structured borrowings. The borrowings extinguished were structured putable borrowings with a weighted average rate of 3.56% and consisted of borrowings with the Federal Home Loan Bank of New York and some of the larger Wall Street financial houses. The extinguishments were funded by proceeds from the sales of $8.58 billion of mortgage-backed securities available for sale and $80.0 million of investment securities available for sale, and the use of $5.00 billion of fixed-rate, fixed-maturity borrowings with a weighted average rate of 0.66%. These new borrowings have monthly maturities of $250.0 million beginning in April 2011 and concluding in November 2012. The extinguishment of debt resulted in a pre-tax charge of $1.17 billion which was recorded in non-interest expense.
8. Fair Value Measurements
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

Notes to Unaudited Consolidated Financial Statements
We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at March 31, 2011 and December 31, 2010. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.
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
Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by GSEs. The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. We also own equity securities with a carrying value of $7.1 million at both March 31, 2011 and December 31, 2010 for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

Notes to Unaudited Consolidated Financial Statements
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

		Fair Value Measurements at March 31, 2011 using
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$10,540,674	$—	$10,540,674	$—

Total available for sale debt securities	$10,540,674	$—	$10,540,674	$—

Available for sale equity securities:
Financial services industry	$7,122	$7,122	$—	$—

Total available for sale equity securities	7,122	7,122	—	—

Total available for sale securities	$10,547,796	$7,122	$10,540,674	$—

		Fair Value at December 31, 2010 using
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$18,120,537	$—	$18,120,537	$—
U.S. government-sponsored enterprises debt	82,647	—	82,647	—

Total available for sale debt securities	18,203,184	—	18,203,184	—

Available for sale equity securities:
Financial services industry	$7,148	$7,148	$—	$—

Total available for sale equity securities	7,148	7,148	—	—

Total available for sale securities	$18,210,332	$7,148	$18,203,184	$—

Assets that were measured at fair value on a non-recurring basis at March 31, 2011 were limited to non-performing commercial and construction loans that are collateral dependent and foreclosed real estate. Commercial and construction loans evaluated for impairment in accordance with FASB guidance amounted to $16.2 million and $16.7 million at March 31, 2011 and December 31, 2010, respectively. Based on this evaluation, we established an allowance for loan losses of $4.9 million and $5.1 million for those respective periods. The provision for loan losses related to these loans amounted to $0 and $219,000 for the first three months of 2011 and 2010, respectively. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs. Since all of our impaired loans at March 31, 2011 are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Notes to Unaudited Consolidated Financial Statements
Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate at March 31, 2011 and December 31, 2010 amounted to $44.0 million and $45.7 million, respectively. During the first three months of 2011 and 2010, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $725,000 and $1.8 million, respectively. Write downs and net loss on sale related to foreclosed real estate that were charged to non-interest expense amounted to $776,000 and $1.4 million for those respective periods.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010.

	Fair Value Measurements at March 31, 2011 using
	Quoted Prices in Active	Significant Other	Significant	Total
	Markets for Identical	Observable Inputs	Unobservable Inputs	Gains
Description	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
		(In thousands)
Impaired loans	$—	$—	$16,160	$—
Foreclosed real estate	—	—	44,011	(776)

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices in Active	Significant Other	Significant	Total
	Markets for Identical	Observable Inputs	Unobservable Inputs	Gains
Description	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
		(In thousands)
Impaired loans	$—	$—	$16,721	$—
Foreclosed real estate	—	—	45,693	(2,739)

The following table provides a reconciliation of assets measured at fair value on a non-recurring basis at March 31, 2011.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	(In thousands)
	Foreclosed	Impaired
	Real Estate	Loans
Beginning balance at December 31, 2010	$45,693	$16,721
Gain (loss) on sale of foreclosed properties	(776)	—
Net transfers in (out)	(916)	(561)

Ending balance at March 31, 2011	$44,001	$16,160

Notes to Unaudited Consolidated Financial Statements
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
The estimated fair value of Hudson City Bancorp’s financial instruments are summarized as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Assets:
Cash and due from banks	$148,276	$148,276	$175,769	$175,769
Federal funds sold	289,719	289,719	493,628	493,628
Investment securities held to maturity	3,938,950	3,843,386	3,939,006	3,867,488
Investment securities available for sale	7,122	7,122	89,795	89,795
Federal Home Loan Bank of New York stock	804,440	804,440	871,940	871,940
Mortgage-backed securities held to maturity	5,304,263	5,564,944	5,914,372	6,199,507
Mortgage-backed securities available for sale	10,540,674	10,540,674	18,120,537	18,120,537
Loans	30,182,380	31,982,759	30,773,956	32,328,933

Liabilities:
Deposits	25,461,079	25,771,672	25,173,126	25,584,478
Borrowed funds	22,025,000	24,085,221	29,675,000	32,975,633

Notes to Unaudited Consolidated Financial Statements
9. Postretirement Benefit Plans
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
The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended March 31,
	Retirement Plans		Other Benefits
	2011	2010	2011	2010
		(In thousands)
Service cost	$1,123	$1,018	$250	$152
Interest cost	2,190	2,076	646	476
Expected return on assets	(3,080)	(2,914)	—	—
Amortization of:
Net loss	945	680	332	66
Unrecognized prior service cost	87	85	(391)	(391)

Net periodic benefit cost	$1,265	$944	$837	$302

We made no contributions to the pension plans during the first three months of 2011 or 2010.

Notes to Unaudited Consolidated Financial Statements
10. Stock-Based Compensation
Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	Three Months Ended March 31,
	2011		2010
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	28,129,885	$12.68	24,262,692	$12.51
Granted	—	—	3,895,000	13.10
Exercised	—	—	(126,387)	6.53
Forfeited	—	—	(47,500)	14.79

Outstanding at end of period	28,129,885	$12.68	27,983,805	$12.61

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP Plan”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the SIP Plan. Grants of stock options made through December 31, 2010 pursuant to the SIP Plan amounted to 23,120,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 6,067,500 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 17,052,500 shares have vesting periods ranging from two to three years if certain financial performance measures are met. Subject to review and verification by the Committee, we believe we attained these performance measures and have therefore recorded compensation expense for these grants.
Compensation expense related to our outstanding stock options amounted to $2.2 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively.
Stock Awards
During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the SIP Plan for 847,750 shares of our common stock. These shares were issued from treasury stock and will vest in annual installments over a three-year period if certain performance measures are met and employment continues through the vesting date. None of these shares may be sold or transferred before their January 2012 vesting date. We have determined that it is probable these performance measures will be met and have therefore recorded compensation expense for the 2009 stock awards. Expense for the 2009 stock awards is recognized over the vesting period and is based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the “2010 stock awards”) pursuant to the SIP Plan for 18,000 shares of our common stock. Expense for the 2010 stock awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12. Total compensation expense for stock awards amounted to $870,000 and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.

Notes to Unaudited Consolidated Financial Statements
11. Recent Accounting Pronouncements
In April 2011, FASB issued Accounting Standard Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU amends Topic 310 and provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. For purposes of measuring impairment of these receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. We do not expect this accounting standards update will have a material impact on our financial condition, results of operations or financial statement disclosures.
In January 2010, FASB issued an accounting standards update regarding disclosure requirements for fair value measurement. This update provides amendments to fair value measurement that require new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also provides amendments clarifying level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This accounting standards update did not have a material impact on our financial condition, results of operations or financial statement disclosures.
12. Subsequent Event
On April 20, 2011, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on May 27, 2011 to shareholders of record on May 5, 2011. The Company had previously paid a quarterly cash dividend of $0.15 per share. The reduced dividend reflects the Company’s net loss for the quarter ended March 31, 2011 as well as the Company’s capital management strategy which considers, among other things, the impact of the Restructuring Transaction, expected earnings capacity going forward and the desire to provide a competitive dividend yield.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We continue to focus on our traditional consumer-oriented business model by growing our franchise through the origination and purchase of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings.
During the first quarter of 2011, the Bank completed a restructuring of its balance sheet (referred to as the “Restructuring Transaction”) which involved the extinguishment of $12.5 billion of structured putable borrowings with an average cost of 3.56%. The extinguishment of the borrowings was funded by the sale of $8.66 billion of securities with an average yield of 3.20% and $5.00 billion of new short-term fixed-maturity borrowings with an average cost of 0.66%. The Restructuring Transaction reduced after-tax earnings by $649.3 million. The Restructuring Transaction was part of our ongoing strategy to reduce interest rate risk, realign our funding mix and to provide an increase in net interest margin from the fourth quarter of 2010. We decided to complete the Restructuring Transaction because recent market events, the unprecedented involvement of the U.S. government and the GSEs in the mortgage market and the continuance of historically low market interest rates, resulted in an environment in which our balance sheet as a whole and our assets in particular became less responsive to current market conditions. The extended low interest rate environment caused accelerated prepayment speeds on our mortgage-related assets resulting in reinvestment in these instruments at the current low market interest rates. These lower-yielding assets and higher-cost borrowings, which did not reprice during this extended low rate environment, caused interest rate risk and margin compression concerns for us. Accordingly, we undertook the Restructuring Transaction at a time when market interest rates were beginning to increase with the intent of preserving our shareholders’ equity as much as reasonably possible and yet executing a trade that we believed would increase our forward earnings potential. We chose to extinguish structured quarterly putable borrowings to address interest rate risk and liquidity concerns that this extended low interest rate environment exacerbated. We expect that this transaction will position us to eventually return to our core strategy of measured balance sheet growth funded with appropriately matched liabilities. As a result of this transaction, we should be properly positioned to do this when the market conditions change. When the anticipated GSE reform is enacted and a substantial portion of the mortgage market is returned to the private sector, we believe we will be able to capture a greater share of this market more profitably. In future quarters we intend to further modify or hedge certain of the remaining structured putable borrowings to reduce our exposure to interest rate movements.
Primarily as a result of the Restructuring Transaction, we had a net loss of $555.7 million for the first quarter of 2011, as compared to net income of $148.9 million for the first quarter of 2010. Taking into account the impact of the Restructuring Transaction, the level of operating earnings excluding the Restructuring Transaction, expected earnings capacity going forward and the desire to provide a competitive dividend yield, in April the Board of Directors declared a quarterly dividend of $0.08 per share compared to the recent level of $0.15 per share.
Our results of operations depend primarily on net interest income, which in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-

bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, the prepayment rate on our mortgage-related assets and the puts of our borrowings. Our results of operations may also be affected significantly by national and local economic and competitive conditions, particularly those with respect to changes in market interest rates, credit quality, government policies and actions of regulatory authorities. Our results are also affected by the market price of our stock, as the expense of our employee stock ownership plan is related to the current price of our common stock.
The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted in March that the economic recovery is on firmer footing and overall conditions in the labor market appear to be improving gradually. Household spending and business investment in equipment and software continue to expand. The national unemployment rate decreased to 8.8% in March 2011 as compared to 9.4% in December 2010. The FOMC decided to maintain the overnight lending rate at zero to 0.25% during the first quarter of 2011. As a result, short-term market interest rates have remained at low levels during the first quarter of 2011. The yields on mortgage-related assets have also remained at low levels during that same quarter.
Net interest income decreased $74.7 million, or 22.6%, to $256.4 million for the first quarter of 2011 as compared to $331.1 million for the first quarter of 2010. Net interest income decreased primarily as a result of a decrease in the weighted-average yield of our interest-earning assets. Our net interest rate spread increased to 1.50% for the first quarter of 2011 as compared to 1.48% for the linked fourth quarter of 2010 and decreased from 1.97% for the first quarter of 2010. Our net interest margin decreased to 1.72% for the first quarter of 2011 as compared to 1.73% for the linked fourth quarter of 2010 and 2.20% for the first quarter of 2010. The decrease in net interest margin during the first quarter of 2011 is primarily due to the low market interest rates that resulted in lower yields on our mortgage-related interest-earning assets as customers refinanced to lower mortgage rates and our new loan production and asset purchases were at the current low market interest rates. Mortgage-related assets represented 88.5% of our average interest-earning assets during the 2011 first quarter. As part of the Restructuring Transaction, we extinguished liabilities and sold securities at different times during March 2011. The timing of these transactions, as well as the effect of short-term borrowings (less than one month) used to facilitate the settlement of debt extinguishments, provided a slight benefit to our net interest margin in the first quarter of 2011. We expect that the Restructuring Transaction will result in as much as a 40 basis point improvement in our net interest margin in the second quarter of 2011.
Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. In addition, over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis. The GSEs involvement is also an attempt to provide stimulus to the housing markets and has caused the interest rates for thirty year fixed rate mortgage loans that conform to the GSEs’ guidelines for purchase to remain artificially low. We originate such conforming loans and retain them in our portfolio. The United States Congress has extended to September 2011 the time period within which the GSE’s may purchase loans under an expanded limit on principal balances that qualify as conforming loans. Further, we have no indication that the FOMC is likely to increase rates in the near future. As a result, we expect this adverse environment for portfolio lending to continue, with the likely result that we will continue to experience compression of our net interest margin from its new higher level resulting from the Restructuring Transaction, and, in combination with the reduction in the size of our balance sheet from the Restructuring Transaction, a reduction of net interest income.

The provision for loan losses amounted to $40.0 million for the first quarter of 2011 as compared to $50.0 million for the same period in 2010. The decrease in our provision for loan losses during the first quarter of 2011 as compared to the same period in 2010 was a result of the decrease in the growth rate of non-performing loans, improvement in the unemployment rate and a decrease in charge-offs which resulted in an overall increase in the ALL. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, amounted to $886.5 million at March 31, 2011 compared with $871.3 million at December 31, 2010. The ratio of non-performing loans to total loans was 2.92% at March 31, 2011 compared with 2.82% at December 31, 2010. The highly publicized foreclosure issues that have recently affected the nation’s largest mortgage loan servicers have resulted in greater bank regulatory, court and state attorney general scrutiny. As a result, our foreclosure process and the time to complete a foreclosure have been delayed. We are now experiencing a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries.
Total non-interest income was $105.2 million for the first quarter of 2011 as compared to $33.0 million for the same quarter in 2010. Included in non-interest income for the three months ended March 31, 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of $9.04 billion of securities available-for-sale primarily in connection with the Restructuring Transaction. Included in non-interest income for the three months ended March 31, 2010 were net gains on securities transactions of $30.8 million, substantially all of which resulted from the sale of $573.7 million of mortgage-backed securities available-for-sale.
Total non-interest expense amounted to $1.24 billion as compared to $66.5 million for the first quarter of 2010. Included in total non-interest expense for the 2011 first quarter was a $1.17 billion loss on the extinguishment of debt related to the Restructuring Transaction. Compensation and employee benefit costs decreased $3.3 million primarily due to a $5.8 million decrease in expense related to our stock benefit plans. Federal deposit insurance expense increased $3.7 million and other expense increased $1.4 million.
Our assets decreased by $8.74 billion, or 14.3%, to $52.43 billion at March 31, 2011 from $61.17 billion at December 31, 2010. The decrease was due primarily to the Restructuring Transaction which resulted in an $8.19 billion reduction in total mortgage-backed securities.
Loans decreased $591.6 million to $30.18 billion at March 31, 2011 from $30.77 billion at December 31, 2010. Our loan production was $1.55 billion for the first three months of 2011 offset by $2.08 billion in principal repayments. Loan originations continue to be strong as a result of elevated levels of mortgage refinancing activity caused by low market interest rates. The refinancing activity has also caused increased levels of repayments to continue during the first three months of 2011 as some of our customers refinanced with other banks.
Total securities decreased $8.27 billion to $19.79 billion at March 31, 2011 from $28.06 billion at December 31, 2010. The decrease in securities was primarily due to sales of mortgage-backed and investment securities of $8.96 billion and $80.0 million, respectively, and principal collections on mortgage-backed securities of $1.63 billion. The sales of securities during the first three months of 2011 were primarily used to help fund the extinguishment of $12.5 billion of borrowed funds as part of the Restructuring Transaction. These decreases were partially offset by purchases of $2.70 billion of mortgage-backed securities issued by GSEs.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010
During the first three months of 2011, our total assets decreased $8.74 billion, or 14.3%, to $52.43 billion at March 31, 2011 from $61.17 billion at December 31, 2010. The decrease in total assets reflected an $8.19 billion decrease in total mortgage-backed securities, a $591.6 million decrease in net loans and a $231.4 million decrease in cash and cash equivalents. Total assets decreased primarily as a result of the Restructuring Transaction completed in March 2011.
Our net loans decreased $591.6 million to $30.18 billion at March 31, 2011 as compared to $30.77 billion at December 31, 2010. The decrease in loans primarily reflects the continued elevated levels of loan repayments during the first three months of 2011 as a result of continued low market interest rates. Historically our focus has been on loan portfolio growth through the origination of one- to four-family first mortgage loans in New Jersey, New York, Pennsylvania and Connecticut and, to a lesser extent, the purchases of mortgage loans. For the first three months of 2011, we originated $1.40 billion and purchased $147.2 million of loans, compared to originations of $1.40 billion and purchases of $404.2 million for the first three months of 2010. The originations and purchases of loans were offset by principal repayments of $2.08 billion for the first quarter of 2011, as compared to $1.45 billion for the first quarter of 2010.
Loan originations continue to be strong as a result of elevated levels of mortgage refinancing activity caused by low market interest rates. The refinancing activity caused increased levels of repayments to continue during the first three months of 2011 as some of our customers refinanced with other banks. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. We expect that the amount of loan purchases will continue to be at reduced levels for the near-term.
Our first mortgage loan originations and purchases during the first three months of 2011 were substantially all in one- to four-family mortgage loans. Approximately 40.0% of mortgage loan originations for the first three months of 2011 were variable-rate loans as compared to approximately 57.0% for the comparable period in 2010. Approximately 93.6% of mortgage loans purchased during the three months ended March 31, 2011 were fixed-rate mortgage loans. Fixed-rate mortgage loans accounted for 66.9% of our first mortgage loan portfolio at March 31, 2011 and 66.8% at December 31, 2010.
Non-performing loans amounted to $886.5 million, or 2.92%, of total loans at March 31, 2011 as compared to $871.3 million, or 2.82%, of total loans at December 31, 2010.
Total mortgage-backed securities decreased $8.19 billion during the first three months of 2011 to $15.84 billion. The decrease was due primarily to the sale of $8.96 billion of mortgage-backed securities, substantially all of which were sold as part of the Restructuring Transaction. The decrease in mortgage-backed securities also reflected repayments of $1.63 billion which were offset by purchases of $2.70 billion of mortgage-backed securities issued by GSEs. At March 31, 2011, variable-rate mortgage-backed securities accounted for 83.9% of our portfolio compared with 85.9% at December 31, 2010. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our loan portfolio includes a concentration of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations.

Total investment securities decreased $82.7 million to $3.95 billion at March 31, 2011 as compared to $4.03 billion at December 31, 2010. The decrease in investment securities is primarily due to sales of investment securities of $80.0 million as part of the Restructuring Transaction.
Total cash and cash equivalents decreased $231.4 million to $438.0 million at March 31, 2011 as compared to $669.4 million at December 31, 2010. Other assets increased $471.5 million to $745.7 million at March 31, 2011 as compared to $274.2 million at December 31, 2010. The increase in other assets is due to an increase in accrued tax benefits of $377.8 million. The accrued tax benefit is due primarily to the Restructuring Transaction which reduced pre-tax earnings by $1.07 billion and resulted in an income tax benefit of $424.5 million.
Total liabilities decreased $7.96 billion, or 14.3%, to $47.70 billion at March 31, 2011 from $55.66 billion at December 31, 2010. The decrease in total liabilities primarily reflected a $7.65 billion decrease in borrowed funds as a result of the Restructuring Transaction. Borrowings amounted to $22.03 billion at March 31, 2011 as compared to $29.68 billion at December 31, 2010. The decrease in borrowed funds was partially offset by a $288.0 million increase total deposits.
Total deposits increased $288.0 million, or 1.1%, to $25.46 billion at March 31, 2011 as compared to $25.17 billion at December 31, 2010. The increase in total deposits reflected a $1.15 billion increase in our money market accounts. These increases were partially offset by a decrease of $792.4 million in our time deposits and a $92.0 million decrease in interest-bearing transaction accounts and savings accounts. The increase in our money market accounts is primarily due to our current offering rate of 1.25% which is comparable to the rates being offered on time deposits with maturities of up to two years. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We had 135 branches at both March 31, 2011 and December 31, 2010.
Borrowings amounted to $22.03 billion at March 31, 2011 as compared to $29.68 billion at December 31, 10. As part of the Restructuring Transaction, we paid off $12.5 billion of structured putable borrowings and re-borrowed $5.0 billion of new short-term fixed-maturity borrowings. The extinguishment of structured putable borrowings was a necessary step in our efforts to reduce our interest rate risk and eliminate some of the liquidity uncertainties of borrowings that are putable at the discretion of the lender. In future quarters, we intend to further modify or hedge certain of the remaining structured putable borrowings to reduce our exposure to interest rate movements.
Borrowings at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
		(Dollars in thousands)
Structured borrowings:
Quarterly put option	$11,725,000	4.35%	$24,125,000	3.94%
One-time put option	4,850,000	4.45	4,950,000	4.44

	16,575,000	4.38	29,075,000	4.03
Fixed-rate/fixed-maturity borrowings	5,450,000	0.89	600,000	3.47

Total borrowed funds	$22,025,000	3.52%	$29,675,000	4.02%

At March 31, 2011, we had $10.63 billion of borrowed funds with put dates within one year. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points.
The Company has two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act. Mortgage-backed securities with an amortized cost of approximately $114.4 million are pledged as collateral for these borrowings and we have demanded the return of this collateral. We believe that we have the legal right to setoff our obligation to repay the borrowings against our right to the return of the mortgage-backed securities pledged as collateral. As a result, we believe that our potential economic loss from Lehman Brother’s failure to return the collateral is limited to the excess market value of the collateral over the $100 million repurchase price. We intend to pursue full recovery of the pledged collateral in accordance with the contractual terms of the repurchase agreements. There can be no assurances that the final settlement of this transaction will result in the full recovery of the collateral or the full amount of the claim. We have not recognized a loss in our financial statements related to these repurchase agreements as we have concluded that a loss is neither probable or estimable at March 31, 2011.
Other liabilities decreased to $214.1 million at March 31, 2011 from $269.5 million at December 31, 2010. The decrease is primarily the result of a decrease in accrued interest payable on borrowed funds of $48.8 million. The decrease in accrued interest payable on borrowed funds is due to the $7.65 billion decrease in borrowed funds to $22.03 billion at March 31, 2011.
Total shareholders’ equity decreased $781.4 million to $4.73 billion at March 31, 2011 from $5.51 billion at December 31, 2010. The decrease was primarily due to a net loss of $555.7 million for the quarter ended March 31, 2011. The decrease was also due to cash dividends paid to common shareholders of $74.1 million and a $157.5 million decrease in accumulated other comprehensive income.
The accumulated other comprehensive loss of $72.0 million at March 31, 2011 included a $40.7 million after-tax net unrealized loss on securities available for sale ($68.9 million pre-tax) and a $31.3 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. The accumulated other comprehensive income of $85.4 million at December 31, 2010 included a $117.3 million after-tax net unrealized gain on securities available for sale ($198.3 million pre-tax), partially offset by a $31.9 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. The change in the unrealized loss on securities available-for sale was due primarily to the sale of securities in the first quarter of 2011 which resulted in pre-tax realized gains of $102.5 million. We do not consider the investments in an unrealized loss position at March 31, 2011 to be other-than-temporarily impaired since the decline in market value is attributable to changes in interest rates and not credit quality and the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity.

As of March 31, 2011, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the first three months of 2011. Our capital ratios remain in excess of the regulatory requirements for a well-capitalized bank. See “Liquidity and Capital Resources.”
At March 31, 2011, our shareholders’ equity to asset ratio was 9.02% compared with 9.01% at December 31, 2010. The ratio of average shareholders’ equity to average assets was 8.98% for the three months ended March 31, 2011 as compared to 8.94% for the three months ended March 31, 2010. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.58 at March 31, 2011 and $11.16 at December 31, 2010. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.26 as of March 31, 2011 and $10.85 at December 31, 2010. The decreases in our book value per share and tangible book value per share were primarily due to the charge to income as a result of the Restructuring Transaction and, to a lesser extent, the $157.5 million decrease in accumulated other comprehensive income. Although our shareholders’ equity declined significantly due to the charge to income as a result of the Restructuring Transaction, the decline in assets from the Restructuring Transaction resulted in the ratio of shareholders’equity to total assets and the ratio of average shareholders’ equity to average assets increasing slightly.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2011 and 2010
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended March 31, 2011 and 2010. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2011				2010
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
			(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$30,051,014	$382,953	5.10%		$31,496,413	$428,161	5.44%
Consumer and other loans	321,407	4,148	5.16		358,637	4,759	5.31
Federal funds sold and other overnight deposits	1,540,837	711	0.19		789,310	449	0.23
Mortgage-backed securities at amortized cost	21,516,223	183,308	3.41		20,261,865	231,718	4.57
Federal Home Loan Bank stock	868,615	12,801	5.89		874,768	12,373	5.66
Investment securities, at amortized cost	3,998,704	33,602	3.36		5,303,422	57,410	4.33

Total interest-earning assets	58,296,800	617,523	4.24		59,084,415	734,870	4.98

Noninterest-earnings assets (4)	1,338,090				1,635,807

Total Assets	$59,634,890				$60,720,222

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$860,612	1,372	0.65		$796,816	1,466	0.75
Interest-bearing transaction accounts	2,112,630	4,146	0.80		2,204,513	7,510	1.38
Money market accounts	6,877,170	17,868	1.05		5,171,810	16,730	1.31
Time deposits	14,879,043	60,932	1.66		16,238,606	78,213	1.95

Total interest-bearing deposits	24,729,455	84,318	1.38		24,411,745	103,919	1.73

Repurchase agreements	13,687,190	139,693	4.14		15,100,000	151,429	4.07
Federal Home Loan Bank of New York advances	15,019,833	137,111	3.70		14,875,000	148,377	4.05

Total borrowed funds	28,707,023	276,804	3.91		29,975,000	299,806	4.06

Total interest-bearing liabilities	53,436,478	361,122	2.74		54,386,745	403,725	3.01

Noninterest-bearing liabilities:
Noninterest-bearing deposits	564,045				572,030
Other noninterest-bearing liabilities	276,891				330,127

Total noninterest-bearing liabilities	840,936				902,157

Total liabilities	54,277,414				55,288,902
Shareholders’ equity	5,357,476				5,431,320

Total Liabilities and Shareholders’ Equity	$59,634,890				$60,720,222

Net interest income/net interest rate spread (2)		$256,401	1.50			$331,145	1.97

Net interest-earning assets/net interest margin (3)	$4,860,322		1.72%		$4,697,670		2.20%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.09	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $200.2 million and $365.5 million for the quarters ended March 31, 2011 and 2010, respectively.

General. Net loss was $555.7 million for the first quarter of 2011, a decrease of $704.6 million, or 473.2%, compared with net income of $148.9 million for the first quarter of 2010. Both basic and diluted loss per common share were $(1.13) for the first quarter of 2011 as compared to basic and diluted earnings per share of $0.30, for the first quarter of 2010. For the first quarter of 2011, our annualized return on average shareholders’ equity was (41.49)%, compared with 10.96% for the corresponding period in 2010. Our annualized return on average assets for the first quarter of 2011 was (3.73)% as compared to 0.98% for the first quarter of 2010. The decrease in the annualized return on average equity and assets is primarily due to the net loss in the first quarter of 2011 due to the Restructuring Transaction completed in March 2011.
Interest and Dividend Income. Total interest and dividend income for the first quarter of 2011 decreased $117.4 million, or 16.0%, to $617.5 million from $734.9 million for the first quarter of 2010. The decrease in total interest and dividend income was primarily due to a decrease of 74 basis points in the annualized weighted-average yield on total interest-earning assets to 4.24% for the first quarter of 2011 from 4.98% for the first quarter in 2010. The decrease in total interest and dividend income was also due to a decrease in the average balance of total interest-earning assets of $787.6 million, or 1.3%, to $58.30 billion for the first quarter of 2011 as compared to $59.08 billion for the first quarter of 2010. The decrease in average interest-earning assets was due primarily to the Restructuring Transaction. Since the Restructuring Transaction occurred in March of 2011, the full impact of the Restructuring Transaction on average interest-earning assets will be realized in the second quarter of 2011.
Interest on first mortgage loans decreased $45.2 million to $383.0 million for the first quarter of 2011 as compared to $428.2 million for the first quarter of 2010. This was primarily due to a 34 basis point decrease in the weighted-average yield to 5.10% for the 2011 first quarter from 5.44% for the 2010 first quarter. The decrease in interest income on mortgage loans was also due to a $1.45 billion decrease in the average balance of first mortgage loans to $30.05 billion for the first quarter of 2011 as compared to $31.50 billion for the first quarter of 2010. During the first three months of 2011 our mortgage loan portfolio decreased as refinancing activity resulted in continued elevated levels of loan repayments. During the first three months of 2011, existing mortgage customers refinanced or recast approximately $672.6 million in mortgage loans with a weighted average rate of 5.76% to a new weighted average rate of 4.74%.
Interest on consumer and other loans decreased $611,000 to $4.1 million for the first quarter of 2011 from $4.8 million for the first quarter of 2010. The average balance of consumer and other loans decreased $37.2 million to $321.4 million for the first quarter of 2011 as compared to $358.6 million for the first quarter of 2010 and the average yield earned decreased 15 basis points to 5.16% from 5.31% for the same respective periods.
Interest on mortgage-backed securities decreased $48.4 million to $183.3 million for the first quarter of 2011 as compared to $231.7 million for the first quarter of 2010. This decrease was due primarily to a 116 basis point decrease in the weighted-average yield to 3.41% for the first quarter of 2011 from 4.57% for the first quarter of 2010. The effect of the decrease in the weighted-average yield was partially offset by a $1.26 billion increase in the average balance of mortgage-backed securities to $21.52 billion during the first quarter of 2011 as compared to $20.26 billion for the first quarter of 2010. While the average balance of mortgage-backed securities increased in the first quarter of 2011 as compared to the first quarter of 2010, total mortgage-backed securities decreased $8.19 billion to $15.84 billion at March 31, 2011 as compared to $24.03 billion at December 31, 2010 as a result of the Restructuring Transaction, which will significantly lower the average balance of mortgage-backed securities for the second quarter of 2011.

The decrease in the weighted average yield on mortgage-backed securities is a result of lower yields on securities purchased during 2010 when market interest rates were lower than the yield earned on the existing portfolio.
Interest on investment securities decreased $23.8 million to $33.6 million for the first quarter of 2011 as compared to $57.4 million for the first quarter of 2010. This decrease was due primarily to a $1.30 billion decrease in the average balance of investment securities to $4.00 billion for the first quarter of 2011 from $5.30 billion for the first quarter of 2010. In addition, the average yield of investment securities decreased 97 basis points to 3.36% for the first quarter of 2011 as compared to 4.33% for the first quarter of 2010. The decrease in the average yield earned reflects current market interest rates.
Dividends on FHLB stock increased $428,000, or 3.5%, to $12.8 million for the first quarter of 2011 as compared to $12.4 million for the first quarter of 2010. This increase was due primarily to a 23 basis point increase in the average dividend yield earned to 5.89% as compared to 5.66% for the first quarter of 2010. The increase in the average dividend yield was partially offset by a $6.2 million decrease in the average balance to $868.6 million for the first quarter of 2011 as compared to $874.8 million for the first quarter of 2010.
Interest on Federal funds sold amounted to $711,000 for the first quarter of 2011 as compared to $449,000 for the first quarter of 2010. The average balance of Federal funds sold amounted to $1.54 billion for the first quarter of 2011 as compared to $789.3 million for the first quarter of 2010. The yield earned on Federal funds sold was 0.19% for the 2011 first quarter and 0.23% for the 2010 first quarter. The increase in the average balance of Federal funds sold is primarily a result of the timing of the debt extinguishments and the proceeds from securities sales and new borrowings in the Restructuring Transaction. Federal funds sold amounted to $289.7 million at March 31, 2011.
Interest Expense. Total interest expense for the quarter ended March 31, 2011 decreased $42.6 million, or 10.6%, to $361.1 million from $403.7 million for the quarter ended March 31, 2010. This decrease was primarily due to a 27 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 2.74% for the quarter ended March 31, 2011 compared with 3.01% for the quarter ended March 31, 2010. The decrease was also due to a $950.3 million, or 1.8%, decrease in the average balance of total interest-bearing liabilities to $53.44 billion for the quarter ended March 31, 2011 compared with $54.39 billion for the first quarter of 2010. The decrease in the average balance of total interest-bearing liabilities was due to the reduction of total borrowings as part of the Restructuring Transaction. Since the Restructuring Transaction occurred in March of 2011, the full impact of the Restructuring Transaction on the average balance of total interest bearing liabilities will be realized in the second quarter of 2011.
Interest expense on our time deposit accounts decreased $17.3 million to $60.9 million for the first quarter of 2011 as compared to $78.2 million for the first quarter of 2010. This decrease was due to a 29 basis point decrease in the annualized weighted-average cost to 1.66% for the first quarter of 2011 compared with 1.95% for the first quarter of 2010 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was also due to a $1.36 billion decrease in the average balance of time deposit accounts to $14.88 billion for the first quarter of 2011 from $16.24 billion for the first quarter of 2010. Interest expense on money market accounts increased $1.2 million to $17.9 million for the first quarter of 2011 as compared to $16.7 million for the same period in 2010. This increase was due to an increase in the average balance of $1.71 billion to $6.88 billion for the first quarter of 2011 as compared to $5.17 billion for the first quarter of 2010. This increase was partially offset by a decrease in the annualized weighted-average cost of 26 basis points to 1.05% for the first quarter of 2011 compared with 1.31% for the first quarter of 2010. Interest expense on our interest-bearing transaction accounts decreased $3.4 million to $4.1 million for the first quarter of 2011 from $7.5 million for the same period in 2010. The decrease is due to a 58 basis point decrease in the annualized weighted-average cost to 0.80%, and a $91.9 million decrease in the average balance to $2.11 billion for the first quarter of 2011 as compared to $2.20 billion for the first quarter of 2010.
The decrease in the average cost of deposits for the first three months of 2011 reflected lower market interest rates and our decision to lower deposit rates to slow deposit growth in 2010. At March 31, 2011, time deposits scheduled to mature within one year totaled $10.15 billion with an average cost of 1.29%. These time deposits are scheduled to mature as follows: $4.29 billion with an average cost of 1.05% in the second quarter of 2011, $2.42 billion with an average cost of 1.15% in the third quarter of 2011, $1.73 billion with an average cost of 1.77% in the fourth quarter of 2011 and $1.71 billion with an average cost of 1.62% in the first quarter of 2012. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.
Interest expense on borrowed funds decreased $23.0 million to $276.8 million for the first quarter of 2011 as compared to $299.8 million for the first quarter of 2010. This decrease was primarily due to a $1.27 billion decrease in the average balance of borrowed funds to $28.71 billion for the first quarter of 2011 as compared to $29.98 billion for the first quarter of 2010. This decrease was also due to a 15 basis point decrease in the weighted-average cost of borrowed funds to 3.91% for the first quarter of 2011 as compared to 4.06% for the first quarter of 2010. The decrease in the average balance and cost of our borrowings is due to the Restructuring Transaction. However, the average balance of borrowings during the first quarter of 2011 does not reflect the full effect of the debt extinguishments which took place in March 2011 as part of the Restructuring Transaction. Borrowings amounted to $22.03 billion at March 31, 2011 with an average cost of 3.52%. The full effect of the debt extinguishments will be experienced in the second quarter of 2011. The Restructuring Transaction involved the re-borrowing $5.00 billion of short-term fixed-rate/fixed-maturity funds with an average cost of 0.66%. These borrowings will mature at a rate of $250.0 million per month over the next 20 months. As these borrowings mature we intend to repay them with deposit growth or with excess cash flows received from the repayment of mortgage loans and mortgage-backed securities. Borrowings scheduled to mature over the next 12 months are as follows: $900.0 million with an average cost of 1.17% in the second quarter of 2011, $900.0 million with an average cost of 0.94% in the third quarter of 2011, $750.0 million with an average cost of 0.55% in the fourth quarter of 2011 and $900.0 million with an average cost of 0.98% in the first quarter of 2012.
At March 31, 2011, we had $10.63 billion of borrowings with put dates within one year as compared to $22.83 billion at December 31, 2010. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. See “Liquidity and Capital Resources.”
Net Interest Income. Net interest income decreased $74.7 million, or 22.6%, to $256.4 million for the first quarter of 2011 as compared to $331.1 million for the first quarter of 2010. Our net interest rate spread increased to 1.50% for the first quarter of 2011 as compared to 1.48% for the linked fourth quarter of 2010 and decreased from 1.97% for the first quarter of 2010. Our net interest margin decreased to 1.72% for the first quarter of 2011 as compared to 1.73% for the linked fourth quarter of 2010 and 2.20% for the first quarter of 2010. The decrease in net interest margin during the first quarter of 2011 is primarily due to the low market interest rates that resulted in lower yields on our mortgage-related interest-earning assets as customers refinanced to lower mortgage rates and our new loan production and asset purchases were at the current low market interest rates. Mortgage-related assets represented 88.5%

of our average interest-earning assets during the 2011 first quarter. As part of the Restructuring Transaction, we extinguished liabilities and sold securities at different times during March 2011. The timing of these transactions, as well as the effect of short-term borrowings (less than one month) used to facilitate the settlement of debt extinguishments, provided a slight benefit to our net interest margin in the first quarter of 2011. We expect that the Restructuring Transaction will result in as much as a 40 basis point improvement in our net interest margin in the second quarter of 2011.
Provision for Loan Losses. The provision for loan losses amounted to $40.0 million for the quarter ended March 31, 2011 as compared to $50.0 million for the quarter ended March 31, 2010. The ALL amounted to $255.3 million at March 31, 2011 and $236.6 million at December 31, 2010. The decrease in the provision for loan losses for the quarter ended March 31, 2011 was due primarily to a decrease in the growth rate of non-performing loans during the quarter, the reduction in early stage delinquencies, improvement in the unemployment rate and a decrease in charge-offs. These factors were tempered by the continued decline in home prices although at a slower rate than during the recent recessionary cycle. We recorded our provision for loan losses during the first three months of 2011 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies — Allowance for Loan Losses.”
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original LTV ratios of less than 80%. The average LTV ratio of our 2011 first mortgage loan originations and our total first mortgage loan portfolio were 66.8% and 60.6%, respectively, using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the first quarter of 2011, we concluded that home values in our lending markets continued to decline from 2010 levels, as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market.
The national economy was in a recessionary cycle during 2009 and 2010 with the housing and real estate markets suffering significant losses in value. Economic conditions have improved but at a slower pace than anticipated during the first quarter of 2011. Home sale activity and real estate valuations have remained at reduced levels during the first quarter of 2011 and unemployment, while improving, remained at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.
Non-performing loans amounted to $886.5 million at March 31, 2011 as compared to $871.3 million at December 31, 2010 and $744.9 million at March 31, 2010. Non-performing loans at March 31, 2011 included $875.1 million of one- to four-family first mortgage loans as compared to $858.3 million at December 31, 2010. The ratio of non-performing loans to total loans was 2.92% at March 31, 2011 compared with 2.82% at December 31, 2010 and 2.32% at March 31, 2010. Loans delinquent 30 to 59 days amounted to $380.0 million at March 31, 2011 as compared to $418.9 million at December 31, 2010 and $370.7 million at March 31, 2010. Loans delinquent 60 to 89 days amounted to $174.3 million at March 31, 2011 as compared to $193.2 million at December 31, 2010 and $171.5 million at March 31, 2010. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) declined to $554.3 million at March 31, 2011 from $612.1 million at December 31, 2010. Foreclosed real estate amounted to $44.0 million at March 31, 2011 as compared to $45.7 million at December 31, 2010. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values in recent years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios have helped to moderate our charge-offs.
At March 31, 2011, the ratio of the ALL to non-performing loans was 28.80% as compared to 27.15% at December 31, 2010 and 22.26% at March 31, 2010. The ratio of the ALL to total loans was 0.84% at March 31, 2011 as compared to 0.77% at December 31, 2010 and 0.52% at March 31, 2010. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL and non-performing loans. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.
Charge-offs on our non-performing loans have decreased since the third quarter of 2010. We generally obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs amounted to $21.3 million for the first quarter of 2011 as compared to $24.7 million for the fourth quarter of 2010 and $24.2 million for the first quarter of 2010. These charge-offs were primarily due to the results of our reappraisal process for our non-performing residential first mortgage loans with 29 loans disposed of through the foreclosure process during the first three months of 2011 with a final realized gain on sale (after previous charge-offs and write-downs of $5.5 million) of approximately $540,000. Write-downs on foreclosed real estate amounted to $1.3 million for the first three months of 2011. The results of our reappraisal process and our recent charge-off history are also considered in the determination of the ALL.
As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at March 31, 2011, 79.1% of our loan portfolio and 69.6% of our non-performing loans are located in the New York metropolitan area. We generally obtain updated collateral values by the time a loan becomes 180 days past due which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use the house price indices to identify geographic areas experiencing weaknesses in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we increased certain loss factors used in our quantitative analysis of the ALL for one- to four- family mortgage loans during the first three months of 2011. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We generally obtain updated collateral values by the time a loan becomes 180 days past due. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 12.8% at March 31, 2011 and was approximately 13.3% at December 31, 2010. Our one- to four- family mortgage loans represent 98.8% of our total loans. The recent adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.
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
We consider the average LTV ratio of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all of our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at March 31, 2011 was 60.6%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans, using appraised values at the time of origination, was 74.3% at March 31, 2011. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 69.6% of our non-performing loans were located at March 31, 2011, by approximately 23% from the peak of the market in 2006 through January 2011 and by 31% nationwide during that period. From January 2010 to January 2011, house prices decreased by approximately 3% in the New York metropolitan area and 3% nationwide. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the allowance for loan losses. There can be no assurance whether significant further declines in house values may occur and result in a higher loss experience and increased levels of charge-offs and loan loss provisions. Further, no assurance can be given in any particular case that our LTV ratios will provide full protection in the event of borrower default.
Net charge-offs amounted to $21.3 million for the first quarter of 2011 as compared to net charge-offs of $24.2 million for the corresponding period in 2010. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have recently affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and our foreclosure process and timing to completion of foreclosures may be further delayed. If real estate prices do not improve or continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.
At March 31, 2011 and December 31, 2010, commercial and construction loans evaluated for impairment in accordance with FASB guidance amounted to $16.2 million and $16.7 million, respectively. Based on this evaluation, we established an ALL of $4.9 million for loans classified as impaired at March 31, 2011 compared to $5.1 million at December 31, 2010.
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
Non-Interest Income. Total non-interest income was $105.2 million for the first quarter 2011 as compared to $33.0 million for the same quarter in 2010. Included in non-interest income for the three month period ended March 31, 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of $9.04 billion of securities available-for-sale. Substantially all of the proceeds from the sale of securities were used to repay borrowings as part of the Restructuring Transaction. Included in non-interest income for the first quarter 2010 were net gains on securities transactions of $30.8 million which resulted from the sale of $573.7 million of mortgage-backed securities available-for-sale.
Non-Interest Expense. Total non-interest expense amounted to $1.24 billion for the first quarter of 2011 as compared to $66.5 million for the first quarter of 2010. Included in total non-interest expense for the 2011 first quarter was a $1.17 billion loss on the extinguishment of debt related to the Restructuring Transaction. Compensation and employee benefit costs decreased $3.3 million, or 9.6%, to $30.9 million for the first quarter of 2011 as compared to $34.2 million for the same period in 2010. The decrease in compensation costs is primarily due to a $5.8 million decrease in expense related to our stock benefit plans. This decrease was partially offset by an increase in medical expenses of $1.6 million and a $917,000 increase in compensation costs due primarily to normal increases in salary as well as additional full time employees. At March 31, 2011, we had 1,569 full-time equivalent employees as compared to 1,562 at December 31, 2010 and 1,500 at March 31, 2010.

Federal deposit insurance expense increased $3.7 million, or 29.3%, to $16.3 million for the first quarter of 2011 as compared to $12.6 million for the first quarter of 2010. The increase in Federal deposit insurance expense is due primarily to an increase in total deposits and an increase in our deposit insurance assessment rate. In February 2011, the Federal Deposit Insurance Corporation adopted a final rule that became effective on April 1, 2011, that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on the amount of deposits as under the previous rule. The final rule also revises the assessment rate schedule. We estimate that our Federal deposit insurance expense, calculated under the new assessment rule, will amount to approximately $33.9 million for the second quarter of 2011.
Included in other expense for the first quarter of 2011 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate of $776,000 as compared to $1.4 million for the first quarter of 2010.
Income Taxes. Income tax benefit amounted to $363.3 million for the first quarter of 2011 compared with income tax expense $98.7 million for the same quarter in 2010. Our effective tax rate for the first quarter of 2011 was 39.53% compared with 39.87% for the first quarter of 2010. The income tax benefit in the first quarter of 2011 was due to the loss before income taxes of $910.0 million.

Asset Quality
Credit Quality
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties. Our lending market areas generally consists of those states that are east of the Mississippi River and as far south as South Carolina.
The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	March 31, 2011		December 31, 2010
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in thousands)
First mortgage loans:
One- to four-family:
Amortizing	$24,330,624	80.16%	$24,912,935	80.56%
Interest-only	5,052,855	16.65	5,136,463	16.61
FHA/VA	608,216	2.00	499,724	1.62
Multi-family and commercial	44,466	0.15	48,067	0.16
Construction	8,595	0.03	9,081	0.03

Total first mortgage loans	30,044,756	98.99	30,606,270	98.98

Consumer and other loans
Fixed-rate second mortgages	150,705	0.50	160,896	0.52
Home equity credit lines	136,248	0.45	137,467	0.44
Other	19,661	0.06	19,264	0.06

Total consumer and other loans	306,614	1.01	317,627	1.02

Total loans	30,351,370	100.00%	30,923,897	100.00%

Deferred loan costs	86,293		86,633
Allowance for loan losses	(255,283)		(236,574)

Net loans	$30,182,380		$30,773,956

At March 31, 2011, first mortgage loans secured by one-to four-family properties accounted for 98.8% of total loans. Fixed-rate mortgage loans represent 66.9% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.
Included in our loan portfolio at March 31, 2011 are interest-only loans of approximately $5.05 billion, or 16.7%, of total loans as compared to $5.14 billion, or 16.6%, of total loans at December 31, 2010. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $183.2 million, or 20.7%, of non-performing loans at March 31, 2011 as compared to non-performing interest-only loans of $179.3 million, or 20.6%, of non-performing loans at December 31, 2010.
In addition to our full documentation loan program, we originate and purchase loans to certain eligible borrowers as limited documentation loans. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for limited documentation loans to complete a FreddieMac/FannieMae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We also allow certain borrowers to obtain mortgage loans without disclosing income levels and without any verification of income. In these cases, we require verification of the borrowers’ assets. We are able to provide data relating to limited documentation loans that we originate. Originated loans overall represent 65.4% of our one- to four- family first mortgage loans. As part of our wholesale loan program, we allow sellers to include limited documentation loans in each pool of purchased mortgage loans but limit the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have a maximum LTV ratio of 60% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale limited documentation loans on our mortgage loan system. Included in our loan portfolio at March 31, 2011 are $3.55 billion of originated amortizing limited documentation loans and $950.0 million of originated limited documentation interest-only loans. Non-performing loans at March 31, 2011 include $99.0 million of originated amortizing limited documentation loans and $64.5 million of originated interest-only limited documentation loans as compared to $91.5 million and $58.3 million, respectively, at December 31, 2010.
The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At March 31, 2011		At December 31, 2010
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans
New Jersey	43.9%	45.3%	44.0%	45.7%
New York	20.3	17.9	19.9	18.7
Connecticut	14.9	6.4	14.5	6.5

Total New York metropolitan area	79.1	69.6	78.4	70.9

Pennsylvania	3.6	1.3	3.1	1.2
Virginia	3.3	3.9	3.5	4.6
Illinois	2.8	4.9	3.0	4.9
Maryland	2.5	4.0	2.7	4.4
All others	8.7	16.3	9.3	14.0

Total Outside New York metropolitan area	20.9	30.4	21.6	29.1

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets
The following table presents information regarding non-performing assets as of the dates indicated.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Non-accrual loans:
Amortizing residential first mortgage loans	$622,235	$614,758
Interest-only residential first mortgage loans	183,210	179,348
Multi-family and commercial mortgages	946	1,117
Construction loans	7,165	7,560
Consumer and other loans	3,270	4,320

Total non-accrual loans	816,826	807,103
Accruing loans delinquent 90 days or more	69,704	64,156

Total non-performing loans	886,530	871,259
Foreclosed real estate, net	44,011	45,693

Total non-performing assets	$930,541	$916,952

Non-performing loans to total loans	2.92%	2.82%
Non-performing assets to total assets	1.77	1.50
Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.
The following table is a comparison of our delinquent loans at March 31, 2011 and December 31, 2010:

	30-59 Days		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
At March 31, 2011
One- to four- family first mortgages:
Amortizing	818	$302,629	351	$127,711	1,880	$622,235
Interest-only	95	54,345	59	36,574	336	183,210
FHA/VA first mortgages	76	16,538	37	8,837	260	69,704
Multi-family and commercial mortgages	5	3,530	—	—	3	946
Construction loans	—	—	—	—	6	7,165
Consumer and other loans	39	2,966	10	1,197	39	3,270

Total	1,033	$380,008	457	$174,319	2,524	$886,530

Delinquent loans to total loans		1.25%		0.57%		2.92%

At December 31, 2010
One- to four- family first mortgages:
Amortizing	940	$342,990	415	$151,800	1,839	$614,758
Interest-only	72	47,479	45	29,570	305	179,348
FHA/VA first mortgages	96	20,594	40	9,730	234	64,156
Multi-family and commercial mortgages	4	3,199	2	1,199	4	1,117
Construction loans	—	—	—	—	6	7,560
Consumer and other loans	45	4,644	14	946	42	4,320

Total	1,157	$418,906	516	$193,245	2,430	$871,259

Delinquent loans to total loans		1.35%		0.62%		2.82%

Upon request, we will generally agree to a short-term payment plan for certain residential mortgage loan borrowers. Many of these customers are current as to their mortgage payments, but may be anticipating a short-term cash flow need and want to protect their credit history. The extent of these plans is generally limited to a six-month deferral of principal payments only which may be extended in certain circumsatnces. Pursuant to these short-term payment plans, we do not modify mortgage notes, recast legal documents, extend maturities or reduce interest rates. We also do not forgive any interest or principal. We have not classified these loans as troubled debt restructurings since we collect all principal and interest, the deferral period is short and any reduction in the present value of cash flows is due to the insignificant delay in the timing of principal payments. The principal balance of loans with payment plans at March 31, 2011 amounted to $46.1 million, including $32.8 million of loans that are current, $6.4 million that are 30 to 59 days past due, $2.1 million that are 60 to 89 days past due and $4.8 million that are 90 days or more past due.
Loans modified in a troubled debt restructuring totaled $14.5 million at March 31, 2011 of which $693,000 were 30 days past due and $1.6 million were 60-89 days past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. At December 31, 2010, loans modified in a troubled debt restructuring totaled $11.1 million. These loans were current at the time of their restructuring and were in compliance with the terms of their restructure agreement at December 31, 2010.
In addition to non-performing loans, we had $180.3 million of potential problem loans at March 31, 2011 as compared to $194.8 million at December 31, 2010. This amount includes loans which are 60-89 days delinquent (other than loans insured by the FHA) and certain other internally classified loans.
Potential problem loans are summarized as follows:

	March 31, 2011	December 31,2010
	(In thousands)
One- to four-family first mortgages	$164,284	$181,370
Multi-family and commercial mortgages	13,400	12,448
Construction loans	1,430	—
Consumer and other loans	1,197	946

Total potential problem loans	$180,311	$194,764

Allowance for Loan Losses
The following table presents the activity in our allowance for loan losses at or for the dates indicated.

	For the Three Months
	Ended March 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$236,574	$140,074

Provision for loan losses	40,000	50,000
Charge-offs:
First mortgage loans	(23,357)	(24,841)
Consumer and other loans	(89)	(30)

Total charge-offs	(23,446)	(24,871)
Recoveries	2,155	627

Net charge-offs	(21,291)	(24,244)

Balance at end of period	$255,283	$165,830

Allowance for loan losses to total loans	0.84%	0.52%
Allowance for loan losses to non-performing loans	28.80	22.26
The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At March 31, 2011		At December 31, 2010
		Percentage		Percentage
		of Loans in		of Loans in
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
		(Dollars in thousands)
First mortgage loans:
One- to four-family	$246,577	98.81%	$227,224	98.79%
Other first mortgages	5,749	0.18	6,147	0.19

Total first mortgage loans	252,326	98.99	233,371	98.98

Consumer and other loans	2,957	1.01	3,203	1.02

Total allowance for loan losses	$255,283	100.00%	$236,574	100.00%

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
The Company has two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities

Industry Protection Act. Mortgage-backed securities with an amortized cost of approximately $114.4 million are pledged as collateral for these borrowings and we have demanded the return of this collateral. We believe that we have the legal right to setoff our obligation to repay the borrowings against our right to the return of the mortgage-backed securities pledged as collateral. As a result, we believe that our potential economic loss from Lehman Brother’s failure to return the collateral is limited to the excess market value of the collateral over the $100 million repurchase price. We intend to pursue full recovery of the pledged collateral in accordance with the contractual terms of the repurchase agreements. There can be no assurances that the final settlement of this transaction will result in the full recovery of the collateral or the full amount of the claim. We have not recognized a loss in our financial statements related to these repurchase agreements as we have concluded that a loss is neither probable nor estimable at March 31, 2011.
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
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $1.40 billion and purchased $147.2 million of loans during the first three months of 2011 as compared to $1.40 billion and $404.2 million during the first three months of 2010. Loan origination activity continues to be strong as a result of an increase in mortgage refinancing caused by market interest rates that remain at near-historic lows. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, the sellers from whom we have historically purchased loans are either selling to the GSEs or retaining these loans in their own portfolios. We expect that the amount of loan purchases may continue to be at reduced levels for the near-term. Principal repayments on loans amounted to $2.08 billion for the first three months of 2011 as compared to $1.45 billion for the same period in 2010. At March 31, 2011, commitments to originate and purchase mortgage loans amounted to $543.9 million and $50.4 million, respectively, as compared to $470.1 million and $50.6 million, respectively, at March 31, 2010.
Purchases of mortgage-backed securities during the first three months of 2011 were $3.24 billion as compared to $2.77 billion during the first three months of 2010. Principal repayments on mortgage-backed securities amounted to $1.63 billion for the first three months of 2011 as compared to $1.55 billion for the same period in 2010. The increase in principal repayments was due primarily to the refinancing activity caused by market interest rates that are at near-historic lows. We sold $8.96 billion of mortgage-backed securities during the first quarter of 2011, resulting in a gain of $100.0 million. Substantially all of the proceeds from the sales of mortgage-backed securities were used to repay borrowings as part of the Restructuring Transaction. We sold $573.7 million of mortgage-backed securities during the first quarter of 2010, resulting in a gain of $30.8 million.
We did not purchase investment securities during the first three months of 2011. We purchased $1.10 billion of investment securities during the first three months of 2010. There were no calls of investment securities during the first three months of 2011 as compared to $950.0 million for the first quarter of 2010. We sold $80.0 million of investment securities during the first quarter of 2011, resulting in a gain of $2.5 million.
At March 31, 2011, we had mortgage-backed securities and investment securities with an amortized cost of $8.14 billion that were used as collateral for securities sold under agreements to repurchase and at that date we had $11.72 billion of unencumbered securities.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first three months of 2011, we had net redemptions of $67.5 million of FHLB common stock. During the first three months of 2010, we did not purchase any additional FHLB common stock.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $288.0 million during the first three months of 2011 as compared to $810.8 million for the first three months of 2010. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We lowered our deposit rates during 2010 to slow our deposit growth from the 2009 levels since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve. At March 31, 2011, time deposits scheduled to mature within one year totaled $10.15 billion with an average cost of 1.29%. These time deposits are scheduled to mature as follows: $4.29 billion with an average cost of 1.05% in the second quarter of 2011, $2.42 billion with an average cost of 1.15% in the third quarter of 2011, $1.73 billion with an average cost of 1.77% in the fourth quarter of 2011 and $1.71 billion with an average cost of 1.62% in the first quarter of 2012. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing interest rate.
We have, in the past, primarily used wholesale borrowings to fund our investing activities. During the first three months of 2011 we completed the Restructuring Transaction which reduced our reliance on structured putable borrowings for funding purposes and as part of our overall interest rate risk strategy. The Restructuring Transaction included the sale of approximately $8.60 billion of variable-rate/hybrid mortgage-backed securities and the re-borrowing $5.00 billion of short-term fixed-rate/fixed-maturity funds. These borrowings will mature at a rate of $250.0 million per month over the next 20 months. It is our intention to repay these borrowings as they mature to further reduce our concentration in FHLB borrowings. The Restructuring Transaction has improved our overall liquidity position by significantly reducing our reliance on structured putable borrowings. At March 31, 2011, we had $16.58 billion of structured putable borrowings with a weighted-average rate of 4.38% as compared to $29.08 billion of structured putable borrowings with a weighted average cost of 4.03% at December 31, 2010. Structured putable borrowings with put dates within one year amounted to $10.63 billion at March 31, 2011 as compared to $22.83 billion at December 31, 2010. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. At March 31, 2011, $8.93 billion or 53.9% of our structured putable borrowings are with the FHLB. Our borrowing agreement with the FHLB requires the FHLB to offer another lending product, which we would expect would be at prevailing market interest rates, to replace any borrowings that were put back. In the event our structured borrowings are put back, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate as the market for reverse repurchase agreements remains active and the FHLB is obligated to offer replacement financing for any borrowing it may put back. Our remaining borrowings are fixed-rate, fixed maturity borrowings of $5.45 billion with a weighted-average rate of 0.89%. Borrowings scheduled to mature over the next 12 months are as follows: $900.0 million with an average cost of 1.17% in the second quarter of 2011, $900.0 million with an average cost of 0.94% in the third quarter of 2011, $750.0 million with an average cost of 0.55% in the fourth quarter of 2011 and $900.0 million with an average cost of 0.98% in the first quarter of 2012. In future quarters, we intend to further modify or hedge certain of the remaining structured putable borrowings to reduce our exposure to interest rate movements.
Our liquidity management process is structured to meet our daily funding needs and cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.
Cash dividends paid during the first three months of 2011 were $74.1 million. We have not purchased any of our common shares during the three months ended March 31, 2011. At March 31, 2011, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OTS for future capital distributions. At March 31, 2011, Hudson City Bancorp had total cash and due from banks of $168.2 million.
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

At March 31, 2011, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 8.12%, 8.12% and 19.66%, respectively.
Off-Balance Sheet Arrangements and Contractual Obligations
Hudson City Bancorp is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase mortgage-backed securities. We are also obligated under a number of non-cancellable operating leases.
The following table reports the amounts of our contractual obligations as of March 31, 2011.

	Payments Due By Period

		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years

	(In thousands)
Mortgage loan originations	$543,901	$543,901	$—	$—	$—
Mortgage loan purchases	50,374	50,374	—	—	—
Repayment of borrowed funds	22,025,000	3,450,000	2,100,000	725,000	15,750,000
Operating leases	157,748	9,785	20,260	19,573	108,130

Total	$22,777,023	$4,054,060	$2,120,260	$744,573	$15,858,130

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $191.4 million, $8.7 million, and $2.8 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.
Critical Accounting Policies
Note 2 to our Audited Consolidated Financial Statements, included in our 2010 Annual Report to Shareholders and incorporated by reference into our 2010 Annual Report on Form 10-K, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the ALL, the measurement of stock-based compensation expense, the impairment of securities, the impairment of goodwill and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.

Allowance for Loan Losses
The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at March 31, 2011. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at March 31, 2011. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At March 31, 2011, approximately 79.1% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Virginia, Illinois and Maryland, accounted for 3.6%, 3.3%, 2.8%, and 2.5%, respectively of total loans. The remaining 8.7% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a continuing decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we increased certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during the first quarter of 2011. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
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
Pension and Other Post-Retirement Benefit Assumptions
Non-contributory retirement and post-retirement defined benefit plans are maintained for certain employees, including retired employees hired on or before July 31, 2005 who have met other eligibility requirements of the plans. We have adopted ASC 715, Retirement Benefits. This ASC requires an employer to: (a) recognize in its statement of financial condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur.
We provide our actuary with certain rate assumptions used in measuring our benefit obligation. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow/yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s bond indices, for reasonableness. A discount rate of 5.75% was selected for the December 31, 2010 measurement date and the 2011 expense calculation.
For our pension plan, we also assumed an annual rate of salary increase of 4.00% for future periods. This rate is corresponding to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.25% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was 8.5% for 2010 and 12.9% for 2009. The assumed return on plan assets of 8.25% is based on expected returns in future periods. There can be no assurances with respect to actual return on plan assets in the future. We continually review and evaluate all actuarial assumptions affecting the pension plan, including assumed return on assets.
For our post-retirement benefit plan, the assumed health care cost trend rate used to measure the expected cost of other benefits for 2010 was 8.50%. The rate was assumed to decrease gradually to 4.75% for 2016 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level.
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
We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. In addition, we only purchase securities issued by GSEs. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first three months of 2011.
Impairment of Goodwill
FASB guidance requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually using a fair-value based two-step approach. Goodwill and other intangible assets amounted to $156.7 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.
The first step (“Step 1”) used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. As a community-oriented bank, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers and these operations constitute the Company’s only segment for financial reporting purposes. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount. Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired at the impairment test date. Subsequent reversal of goodwill impairment losses is not permitted.
Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. We utilize quoted market prices as of our impairment test dates as well as control premiums in determining the estimated fair value of our reporting unit. We also use market multiples based on recent acquisition activity to calculate our estimated fair value. In determining the appropriate control premium, management considers, among other factors, control premiums used in comparable transactions. As a result of our analysis we have concluded that the fair value of goodwill, for purposes of the goodwill impairment analysis, is in excess of its carrying amount. Therefore, we did not recognize any impairment of goodwill or other intangible assets during the first quarter of 2011 and for the year ended December 31, 2010.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosure about market risk is presented as of December 31, 2010 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.
General
As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2011 and did not have any such hedging transactions in place at March 31, 2011 although we may elect to do so in the future as part of our overall interest rate risk management strategy. Our mortgage loan and mortgage-backed security portfolios, which comprise 87.8% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the continuing pressure on housing prices. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known and potential losses.
The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. The FOMC noted that the economic recovery is proceeding at a moderate pace and overall conditions in the labor market are improving gradually. However, the housing sector continues to be depressed and commodity prices have risen significantly. Inflation has picked up in recent months, but longer-term inflation expectations have remained stable. The national unemployment rate decreased to 8.8% in March 2011 as compared to 9.4% in December 2010. In light of these items, the FOMC decided to maintain the overnight lending rate at zero to 0.25% during the first quarter of 2011 and to continue purchases of securities using the quantitative easing program. In addition, the government-sponsored enterprises involved in the mortgage market have actively purchased loans in an effort to keep mortgage rates down and support the housing market, resulting in further downward pressure on longer-term market interest rates. As a result, both short-term and long-term market interest rates have remained at low levels during the first quarter of 2011. During 2010 both shorter-term and longer-term interest decreased, but the longer-term market rates decreased more than the shorter-term, thus flattening the market yield curve. The current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of funds, and has also allowed us to price medium-term time deposits (2-5 year maturities) at lower rates and extend the weighted-average remaining maturity on this portfolio. The overall lower longer-term market interest rates resulted in lower rates on our primary investments of mortgage loans and mortgage-backed securities. In addition, the low market interest rates resulted in accelerated prepayment speeds on these assets as customers sought to refinance their current debt to the lower market rates.
The result of these rate fluctuations was a decrease of our net interest rate spread to 1.50% for the first quarter of 2011 as compared to 1.48% for the linked fourth quarter of 2010 and 1.97% for the first quarter of 2010 and our net interest margin decreased to 1.72% for the first quarter of 2011 as compared to 1.73% for the linked fourth quarter of 2010 and 2.20% for the first quarter of 2010. The first quarter 2011 information does not fully reflect the impact of the Restructuring Transaction that we executed during

March 2011. This transaction involved the extinguishment of $12.50 billion of putable borrowings funded by the sale of approximately $8.66 billion of variable-rate/hybrid mortgage-backed securities and re-borrowing $5.00 billion of short-term fixed-rate/fixed-maturity funds. The securities sold were lower-yielding securities purchased by us primarily during the recent low interest rate cycle. It is our belief that the net interest margin may increase by as much as 40 basis points in the second quarter of 2011 as a result of the Restructuring Transaction. However, we expect continued margin compression going forward from this higher net interest margin level as a result of the slope of the yield curve and the potential for interest rate increases.
Due to our investment and financing decisions, the more positive the slope of the yield curve the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. However, though the market yield curve is still relatively steep, we experienced during 2010 a more stable short-term rate environment as compared to a declining long-term rate environment, resulting in a flatter market yield curve. This curve has continued through the first quarter of 2011. This flatter market yield has resulted in the reported decreases in our net interest rate spread and net interest margin over the past several quarters.
Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have increased during 2010 and continued at these elevated levels through the first quarter of 2011. We believe the higher level of prepayment activity may continue as market interest rates are expected to remain at the current low levels through at least the first half of 2011. Accordingly, we have used higher levels of prepayment activity in our interest rate risk modeling presented below, based on the recent experience of our portfolios, though with decreasing speeds over the life of the instruments. However, though the rate of prepayment speeds has remained elevated, the actual dollars received on our mortgage-backed securities will decrease in future periods due to the sale of $8.66 billion of securities as a result of the Restructuring Transaction.
Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rates, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. During 2010, we saw an increase in call activity on our investment securities as short-term market interest rates remained at low levels and long-term market rates decreased during the first three quarters of the year. The slight rate increases during the fourth quarter of 2010 have decreased the amount of call activity on our investment securities. We do not anticipate significant levels of calls of investment securities due to the anticipated higher levels of longer-term market interest rates and the significant turnover of our portfolio during 2010 to instruments with lower interest rates. Accordingly, we have limited amounts of calls reflected in the interest rate risk modeling presented below.
Our borrowings have traditionally consisted of structured putable borrowings with ten year final maturities and initial non-put periods of one to five years. The likelihood of a borrowing being put back is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be put back. The level of put activity generally affects the cost of our borrowed funds, as the put of a borrowing would generally necessitate the re-borrowing of the funds or deposit growth at the higher current market interest rates. During 2010 and the first quarter of 2011 we experienced no put activity on our borrowed funds due to the continued low levels of short-term market interest rates. As a result of the Restructuring Transaction, we eliminated $12.50 billion of putable borrowings. However, we still have approximately $10.48 billion quarterly putable borrowings on our balance sheet that could be put back to us during any three month period. However, these borrowings have a weighted-average rate of 4.33% and we do not believe a significant amount of these borrowings will be put back to us unless rates increase in excess of 300 basis points.
Although the Restructuring Transaction is expected to have an immediate benefit on our net interest margin, the Restructuring Transaction by itself did not alleviate our interest rate risk position under a rising interest rate environment as reflected in the simulation models below. The Restructuring Transaction improved our market price and net present value of equity measures. However, the basis point change measures of interest rate risk were negatively impacted. We are developing strategies such as modifying (maintaining the borrowing with adjusted terms, primarily repurchasing the put option) or hedging certain borrowings to improve our sensitivity measures and further improve our interest rate risk position. We may also diversify certain funding sources to decrease the overall sensitivity of our liabilities to market rate changes. We intend to continue focusing on funding any future asset growth primarily with customer deposits. We also intend to use customer deposits to payoff certain borrowings as they mature. Using customer deposits in this manner will allow us to achieve a greater balance between deposits and borrowings. During 2009 and 2010, we were able to fund our asset growth and payments on maturing borrowings in this manner. This growth was primarily in time deposits with maturities of one year or more and non-maturity money market accounts. For our interest rate risk modeling, time deposits are presented at their maturity date, while non-maturity deposits are presented based on a decay rate calculated from our experience.
We may use borrowed funds as a supplemental funding source for short-term liquidity if deposit growth decreases. These borrowings would be a combination of short-term borrowings with maturities of three to six months and longer-term fixed-maturity borrowings with terms of two to five years. We also may modify (maintain the borrowing with adjusted terms, primarily repurchasing the put option) certain borrowings to manage our interest rate risk. Borrowings are presented at maturity date, with the price or potential cash flow adjusted for potential puts, as applicable.
Simulation Model. We use simulation models as our primary means to calculate and monitor the interest rate risk inherent in our portfolio. These models report changes to net interest income and the net present value of equity in different interest rate environments, assuming either an incremental or instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. We assume maturing or called instruments are reinvested into the same type of product, with the rate earned or paid reset to our currently offered rate for loans and deposits, or the current market rate for securities and borrowed funds. We have not reported the minus 200 or minus 300 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historical interest rate levels, the resulting information would not be meaningful.
Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months ending March 31, 2011 assuming either incremental or instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

Change in	Percent Change in Net Interest Income
Interest Rates	Incremental Change	Instantaneous Change
(Basis points)
300	(4.93)%	(16.28)%
200	(3.33)	(9.57)
100	(1.76)	(5.18)
50	(0.90)	(2.46)
(50)	0.92	(1.49)
(100)	0.60	(4.28)
Of note in the positive shock scenarios:
•	the negative change to net interest income is primarily due to our interest-bearing liabilities, particularly the $5.00 billion re-borrowed due to the Restructuring Transaction, resetting to higher rates faster than our interest-earning assets, as the prepayment speeds on our mortgage-related assets and potential calls of investment securities will both decrease as market rates increase, and

•	the lesser impact in the incremental analysis, particularly in the plus 300 basis point analysis, is primarily due to less additional expense on the $5.00 billion of short-term borrowings not immediately resetting to the higher interest rates.
Of note in the negative shock scenarios:
•	the decrease in net interest income is due to the accelerated prepayment speeds on our mortgage-related assets and the re-investment of the proceeds into lower yielding instruments, and
•	the decrease is also due to the lack of change in the cost of $16.58 billion of our borrowed funds as they will not be put back in the lower interest rate environment and extend to maturity.
Of note in comparison to December 31, 2010:
•	the larger negative changes in the positive 200 basis point shock scenario (December 31, 2010 reported (0.65)% in the incremental change analysis and (4.02)% in the instantaneous change analysis) were primarily due to the extinguishment of $12.50 billion of putable borrowings and replacing $5.00 billion of these with short-term borrowings ($250.0 million maturing per month over the next 20 months), whose rate will reset at maturity, and

•	the sale of variable-rate/hybrid mortgage-backed securities thus decreasing the amount of assets that could reset to current market interest rates.
Net Present Value of Equity. We also monitor our interest rate risk by monitoring changes in the net present value of equity in the different rate environments. The net present value of equity is the difference between the estimated fair value of interest rate-sensitive assets and liabilities. The changes in the market value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. Their values are derived from the characteristics of the asset or liability (i.e., fixed-rate, adjustable-rate, caps, floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed-rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in the market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.
The following table presents the estimated net present value of equity over a range of interest rate change scenarios at March 31, 2011. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.00% and a minimum present value ratio of 5.00% in the plus 200 basis point interest rate shock scenario.

Change in	Present	Basis Point
Interest Rates	Value Ratio	Change
(Basis points)
300	3.02%	(504)
200	5.51	(255)
100	7.32	(74)
50	7.85	(21)
0	8.06	—
(50)	7.79	(27)
(100)	6.97	(109)
Of note in the positive shock scenarios:
•	the decreases in the net present value ratio and the sensitivity measure reflect the decrease in the value of our mortgage-related assets to below par as the prepayment speeds will slow on this portfolio, and

•	the decrease also reflects that the value of our $16.58 billion putable borrowing portfolio will remain above par due to put options.
Of note in the negative shock scenarios:
•	the decrease in the present value ratio in the negative basis point change was primarily due to higher pricing of our putable borrowed funds as the structures will increase in duration, and

•	the value of our mortgage-related assets will move closer to par as the prepayment speeds increase thus shortening the duration of these portfolios.
Of note in comparison to December 31, 2010:
•	the higher net present value of equity ratio in the base case (6.23% as of December 31, 2010) primarily reflects the extinguishment of higher priced putable borrowings when compared to the price of the securities sold and the $5.00 billion of re-borrowed funds, and

•	the greater basis point change in the net present value of equity measures in the positive 200 basis point scenario (148 basis points as of December 31, 2010) reflects the lower price change of our borrowings due to the extinguishment of the $12.50 billion of putable borrowings, as these putable borrowings had a greater sensitivity to market rate changes than the re-borrowed funds.
The methods we use in simulation modeling are inherently imprecise. This type of modeling requires that we make assumptions that may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we assume the composition of the interest rate-sensitive assets and liabilities will remain constant over the period being measured and that all interest rate shocks will be uniformly reflected across the yield curve, regardless of the duration to maturity or repricing. The table assumes that we will take no action in response to the changes in interest rates. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and, therefore, cannot be determined with precision. Accordingly, although the previous two tables may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our net interest income or present value of equity.
GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2011, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience, but slowed to reflect anticipated rate increase and product run-off. Callable investment securities and borrowed funds are reported at the anticipated call date, for those that are callable within one year, or at their contractual maturity date. Investment securities with step-up features, totaling $3.90 billion, are reported at the earlier of their next step-up date or anticipated call date. We reported none of our investment securities at their anticipated call date. We have reported no borrowings at their anticipated put date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $813.6 million and non-accrual other loans of $3.3 million from the table.

				At March 31, 2011

				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total

				(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$4,179,044	$3,547,405	$5,162,765	$4,606,167	$2,610,774	$9,125,081	$29,231,236
Consumer and other loans	100,113	2,405	14,488	40,084	11,593	134,625	303,308
Federal funds sold	289,719	—	—	—	—	—	289,719
Mortgage-backed securities	3,760,590	2,278,849	2,973,105	2,321,795	1,781,802	2,728,796	15,844,937
FHLB stock	804,440	—	—	—	—	—	804,440
Investment securities	7,122	—	1,900,000	700,000	1,300,000	38,950	3,946,072

Total interest-earning assets	9,141,028	5,828,659	10,050,358	7,668,046	5,704,169	12,027,452	50,419,712

Interest-bearing liabilities:
Savings accounts	64,899	64,899	86,532	86,532	216,329	346,125	865,316
Interest-bearing demand accounts	200,162	200,162	297,527	297,527	513,990	546,591	2,055,959
Money market accounts	745,750	745,750	1,491,501	1,491,501	2,610,126	372,875	7,457,503
Time deposits	6,711,799	3,440,407	2,149,689	470,280	1,717,952	—	14,490,127
Borrowed funds	1,800,000	1,650,000	2,100,000	—	725,000	15,750,000	22,025,000

Total interest-bearing liabilities	9,522,610	6,101,218	6,125,249	2,345,840	5,783,397	17,015,591	46,893,905

Interest rate sensitivity gap	$(381,582)	$(272,559)	$3,925,109	$5,322,206	$(79,228)	$(4,988,139)	$3,525,807

Cumulative interest rate sensitivity gap	$(381,582)	$(654,141)	$3,270,968	$8,593,174	$8,513,946	$3,525,807

Cumulative interest rate sensitivity gap as a percent of total assets	(0.73)%	(1.25)%	6.24%	16.39%	16.24%	6.72%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	95.99%	95.81%	115.04%	135.66%	128.50%	107.52%
The cumulative one-year gap as a percent of total assets was negative 1.25% at March 31, 2011 compared with positive 7.21% at December 31, 2010. The change to a negative cumulative one-year gap primarily reflects the $5.00 billion of short-term fixed-rate/fixed-maturity borrowings placed on the balance sheet as a result of the Restructuring Transaction. The decrease in the cumulative one-year gap also reflects the sale of $8.60 billion of primarily variable-rate/hybrid mortgage-backed securities which reduced the amounts reported in the shorter-term periods.
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

Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman, President and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. — Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2010 Annual Report on Form 10-K. There has been no material change in risk factors since December 31, 2010 except as noted below.
We remain subject to interest rate risk in a rising interest rate environment following the Restructuring Transaction.
During the first quarter of 2011 we completed the Restructuring Transaction which included the extinguishment of $12.5 billion of structured putable borrowings funded by the sale of $8.66 billion of securities and $5.00 billion of new short-term fixed-maturity borrowings. While we expect that the Restructuring Transaction will result in as much as a 40 basis point improvement in our net interest margin in the second quarter of 2011, the completion of the Restructuring Transaction alone is not expected to significantly alleviate our interest rate risk position under a rising interest rate environment. In order to further reduce our interest rate risk going forward we expect to modify or hedge certain borrowings. We may also diversify certain funding sources and we will continue our focus on funding any future asset growth primarily with customer deposits to decrease the overall sensitivity of our liabilities to market rate changes. There is no certainty as to the timing of any of these efforts and whether and to what extent they will be successful in alleviating our interest rate risk.

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
The Reform Act also includes provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect our future operations, including provisions that restrict proprietary trading by banking entities, restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities and that remove certain obstacles to the conversion of savings associations to national banks. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.
The Reform Act also includes provisions that create minimum standards for the origination of mortgage loans. Pursuant to the Reform Act, on April 19, 2011, the FRB requested public comment on a proposed rule under Regulation Z that would impose extensive regulations governing an institution’s obligation to evaluate a borrower’s ability to repay a mortgage loan. The rule would apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages or temporary loans). Consistent with the Reform Act, the proposal provides four options for complying with the ability-to-repay requirement. The proposal would also implement the Reform Act’s limits on prepayment penalties. The Federal Reserve Board is soliciting comment on the proposed rule until July 22, 2011. It is possible this rule may require us to change our underwriting practices for certain mortgage loan products.
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
In addition, in December 2010 the Basel Committee on Banking Supervision announced the new “Basel III” capital rules, which set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. It is not yet known how these standards, which will be phased in over a period of years, will be implemented by U.S. regulators generally or how they will be applied to financial institutions of our size.
Pursuant to the Reform Act, the FRB will become responsible for the supervision of savings and loan holding companies on July 21, 2011. In accordance with this authority, on April 15, 2011, the FRB requested comment on proposed supervisory guidance pursuant to which the FRB is seeking to apply certain elements of its consolidated supervisory program, including consolidated capital requirements, for bank holding companies to savings and loan holding companies. Pursuant to the proposed supervisory guidance, the FRB is considering applying to savings and loan holding companies the same consolidated risk-based and leverage capital requirements currently applicable to bank holding companies. The FRB, together with the other federal banking agencies, expects to issue a notice of proposed rulemaking in 2011 that will outline how Basel III-based requirements will be implemented for all institutions, including savings and loan holding companies. The FRB expects that final rules establishing Basel III-based capital requirements would be finalized in 2012 and implementation would start in 2013.
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
In addition, on February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revises the risk-based assessment system for all large insured depository institutions by introducing a scoring system. This system involves the FDIC establishing a score for each such institution which then translates into an assessment rate. The adoption of this final rule is expected to result in even higher FDIC deposit insurance assessments effective April 1, 2011, which would further increase non-interest expense and have a negative impact on our results of operations.
The final rule allows the FDIC to make limited adjustments to the score used to calculate an institution’s assessment rate and provides that the FDIC will not make any adjustments until new guidelines have been published for comment and approved by the FDIC. On April 12, 2011, the FDIC Board of Directors authorized publication of proposed guidelines describing the process that the FDIC would follow to determine whether to make an adjustment to the score used to calculate the assessment rate for a large or highly complex institution, the size of any such adjustment, and the procedure the FDIC would follow to notify an institution of an adjustment. Pursuant to the proposed guidelines, the FDIC can make a limited adjustment, either upward or downward, to an institution’s total score based upon risks or risk mitigating factors that are not adequately captured in the institution’s scorecard. In addition, an institution can make written request to the FDIC for such an adjustment. In either case, the FDIC would consult with an institution’s primary federal regulator and appropriate state banking supervisor before making any decision to adjust an institution’s total score. Any adjustment to an institution’s score must be approved by the FDIC and there is no assurance that a request for an adjustment will result in a downward adjustment.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the first quarter of 2011 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

January 1-January 31, 2011	—	$—	—	50,123,550
February 1-February 28, 2011	—	—	—	50,123,550
March 1-March 31, 2011	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.
Item 3. — Defaults Upon Senior Securities
Not applicable.
Item 4. — (Removed and Reserved)
Item 5. — Other Information
Not applicable.
Item 6. — Exhibits

Exhibit Number	Exhibit
10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (incorporating Amendments No. 1,2,3,4,5,6 and 7)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the

101	Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. * The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 9, 2011, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at March 31, 2011 and December 31, 2010, (ii)

Exhibit Number	Exhibit
Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (v) Notes to the Unaudited Consolidated Financial Statements (detail tagged). *

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.
Date: May 9, 2011	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	By:	/s/ Anthony J. Fabiano
Anthony J. Fabiano
Senior Vice President (Principal Accounting Officer)