Form 10-Q
period 2011-06-30
HUDSON CITY BANCORP INC
filed 2011-08-05
CIK 921847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2011

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
Yes ☐    No ☑
As of August 3, 2011, the registrant had 527,502,943 shares of common stock, $0.01 par value, outstanding.

Page
Number
PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Consolidated Statements of Financial Condition — June 30, 2011 (Unaudited) and December 31, 2010	4
Consolidated Statements of Income (Unaudited) — For the three and six months ended June 30, 2011 and 2010	5
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) — For the six months ended June 30, 2011 and 2010	6
Consolidated Statements of Cash Flows (Unaudited) — For the six months ended June 30, 2011 and 2010	7
Notes to Unaudited Consolidated Financial Statements	8
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. — Quantitative and Qualitative Disclosures About Market Risk	70
Item 4. — Controls and Procedures	77
PART II — OTHER INFORMATION
Item 1. — Legal Proceedings	77
Item 1A. — Risk Factors	78
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3. — Defaults Upon Senior Securities	79
Item 4. — (Removed and Reserved)	79
Item 5. — Other Information	79
Item 6. — Exhibits	80
SIGNATURES	81
EX-10.39
EX-10.40
EX-31.1
EX-31.2
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
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:
•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;
•	changes in deposit flows, loan demand or real estate values may adversely affect our business;
•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;
•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;
•	legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, may adversely affect our business;
•	enhanced regulatory scrutiny may adversely affect our business and increase our cost of operation;
•	applicable technological changes may be more difficult or expensive than we anticipate;
•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;
•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;
•	difficulties associated with achieving or predicting expected future financial results;
•	our ability to diversify our funding sources and to continue to access the wholesale borrowing market and the capital markets;
•	our ability to comply with the terms of the Memorandum of Understanding; and
•	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations.
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

PART I — FINANCIAL INFORMATION

Item 1.	— Financial Statements
Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2011	2010
(In thousands, except share and per share amounts)	(unaudited)
Assets:
Cash and due from banks	$146,701	$175,769
Federal funds sold and other overnight deposits	566,950	493,628

Total cash and cash equivalents	713,651	669,397
Securities available for sale:
Mortgage-backed securities	10,484,264	18,120,537
Investment securities	7,221	89,795
Securities held to maturity:
Mortgage-backed securities (fair value of $5,175,111 at June 30, 2011 and $6,199,507 at December 31, 2010)	4,896,216	5,914,372
Investment securities (fair value of $3,601,261 at June 30, 2011 and $3,867,488 at December 31, 2010)	3,638,950	3,939,006

Total securities	19,026,651	28,063,710
Loans	30,373,476	30,923,897
Net deferred loan costs	92,026	86,633
Allowance for loan losses	(262,306)	(236,574)

Net loans	30,203,196	30,773,956
Federal Home Loan Bank of New York stock	767,064	871,940
Foreclosed real estate, net	38,364	45,693
Accrued interest receivable	211,541	245,546
Banking premises and equipment, net	70,970	69,444
Goodwill	152,109	152,109
Other assets	595,093	274,238

Total Assets	$51,778,639	$61,166,033

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$24,969,778	$24,605,896
Noninterest-bearing	584,823	567,230

Total deposits	25,554,601	25,173,126
Repurchase agreements	7,700,000	14,800,000
Federal Home Loan Bank of New York advances	13,425,000	14,875,000

Total borrowed funds	21,125,000	29,675,000
Due to brokers	—	538,200
Accrued expenses and other liabilities	211,079	269,469

Total liabilities	46,890,680	55,655,795

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 526,707,577 shares outstanding at June 30, 2011 and 526,718,310 shares outstanding at December 31, 2010	7,415	7,415
Additional paid-in capital	4,713,474	4,705,255
Retained earnings	2,069,138	2,642,338
Treasury stock, at cost; 214,758,978 shares at June 30, 2011 and 214,748,245 shares outstanding at December 31, 2010	(1,726,057)	(1,725,946)
Unallocated common stock held by the employee stock ownership plan	(201,227)	(204,230)
Accumulated other comprehensive income, net of tax	25,216	85,406

Total shareholders’ equity	4,887,959	5,510,238

Total Liabilities and Shareholders’ Equity	$51,778,639	$61,166,033

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$380,375	$426,244	$763,328	$854,405
Consumer and other loans	4,077	4,654	8,225	9,413
Mortgage-backed securities held to maturity	55,761	92,319	116,977	202,445
Mortgage-backed securities available for sale	69,415	129,790	191,507	251,382
Investment securities held to maturity	32,708	49,627	65,535	96,691
Investment securities available for sale	57	5,203	832	15,549
Dividends on Federal Home Loan Bank of New York stock	9,632	9,167	22,433	21,540
Federal funds sold	707	576	1,418	1,025

Total interest and dividend income	552,732	717,580	1,170,255	1,452,450

Interest Expense:
Deposits	84,360	95,670	168,678	199,589
Borrowed funds	195,463	304,396	472,267	604,202

Total interest expense	279,823	400,066	640,945	803,791

Net interest income	272,909	317,514	529,310	648,659
Provision for Loan Losses	30,000	50,000	70,000	100,000

Net interest income after provision for loan losses	242,909	267,514	459,310	548,659

Non-Interest Income:
Service charges and other income	2,732	2,584	5,471	4,814
Gain on securities transactions, net	—	30,626	102,468	61,394

Total non-interest income	2,732	33,210	107,939	66,208

Non-Interest Expense:
Compensation and employee benefits	29,889	32,789	60,773	66,951
Net occupancy expense	8,030	7,924	16,455	16,271
Federal deposit insurance assessment	33,198	13,300	49,528	25,927
Loss on extinguishment of debt	—	—	1,172,092	—
Other expense	14,720	10,583	27,557	21,978

Total non-interest expense	85,837	64,596	1,326,405	131,127

Income (loss) before income tax expense (benefit)	159,804	236,128	(759,156)	483,740
Income Tax Expense (Benefit)	63,796	93,537	(299,500)	192,264

Net income (loss)	$96,008	$142,591	$(459,656)	$291,476

Basic Earnings (Loss) Per Share	$0.19	$0.29	$(0.93)	$0.59

Diluted Earnings (Loss) Per Share	$0.19	$0.29	$(0.93)	$0.59

Weighted Average Number of Common Shares Outstanding:
Basic	494,137,888	492,888,447	493,993,685	492,728,025
Diluted	494,751,960	494,406,802	493,993,685	494,807,046
See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	For the Six Months
	Ended June 30 ,
	2011	2010
	(In thousands, except per share data)

Common stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,705,255	4,683,414
Stock plan expense	4,464	5,156
Tax benefit from stock plans	172	300
Allocation of ESOP stock	1,844	3,450
RRP stock granted	—	(145)
Vesting of RRP stock	1,739	2,060

Balance at end of period	4,713,474	4,694,235

Retained earnings:
Balance at beginning of year	2,642,338	2,401,606
Net (loss) income	(459,656)	291,476
Dividends paid on common stock ($0.23 and $0.30 per share, respectively)	(113,531)	(147,876)
Exercise of stock options	(13)	(219)

Balance at end of period	2,069,138	2,544,987

Treasury stock:
Balance at beginning of year	(1,725,946)	(1,727,579)
Purchase of common stock	(163)	(464)
Exercise of stock options	52	1,090
RRP stock granted	—	145

Balance at end of period	(1,726,057)	(1,726,808)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(204,230)	(210,237)
Allocation of ESOP stock	3,003	3,003

Balance at end of period	(201,227)	(207,234)

Accumulated other comprehensive income(loss):
Balance at beginning of year	85,406	184,533

Net unrealized gains on securities available for sale arising during period, net of tax expense of $415 and $56,577 in 2011 and 2010, respectively	601	81,922
Reclassification adjustment for gains in net (loss) income, net of tax of expense of $40,526 and $25,079 in 2011 and 2010, respectively	(61,942)	(36,314)
Pension and other postretirement benefits adjustment, net of tax expense of $795 and $359 for 2011 and 2010, respectively	1,151	520

Other comprehensive (loss) income, net of tax	(60,190)	46,128

Balance at end of period	25,216	230,661

Total shareholders’ equity	$4,887,959	$5,543,256

Summary of comprehensive (loss) income
Net (loss) income	$(459,656)	$291,476
Other comprehensive (loss) income, net of tax	(60,190)	46,128

Total comprehensive (loss) income	$(519,846)	$337,604

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(459,656)	$291,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	62,096	44,547
Provision for loan losses	70,000	100,000
Gains on securities transactions, net	(102,468)	(61,394)
Loss on extinguishment of debt	1,172,092	—
Share-based compensation, including committed ESOP shares	11,050	13,669
Deferred tax benefit	(187,429)	(25,499)
Decrease in accrued interest receivable	34,005	20,541
(Increase) decrease in other assets	(90,655)	9,917
Decrease in accrued expenses and other liabilities	(58,390)	(28,627)

Net Cash Provided by Operating Activities	450,645	364,630

Cash Flows from Investing Activities:
Originations of loans	(2,696,323)	(2,830,953)
Purchases of loans	(290,544)	(542,218)
Principal payments on loans	3,461,917	2,903,774
Principal collection of mortgage-backed securities held to maturity	1,012,516	2,502,695
Purchases of mortgage-backed securities held to maturity	—	(172,434)
Principal collection of mortgage-backed securities available for sale	1,500,411	2,078,875
Purchases of mortgage-backed securities available for sale	(3,508,207)	(5,838,155)
Proceeds from sales of mortgage backed securities available for sale	9,064,379	1,150,318
Proceeds from maturities and calls of investment securities held to maturity	300,000	1,950,005
Purchases of investment securities held to maturity	—	(3,002,011)
Proceeds from maturities and calls of investment securities available for sale	—	750,000
Proceeds from sales of investment securities available for sale	82,475	—
Purchases of Federal Home Loan Bank of New York stock	(16,624)	(8,422)
Redemption of Federal Home Loan Bank of New York stock	121,500	—
Purchases of premises and equipment, net	(5,678)	(4,928)
Net proceeds from sale of foreclosed real estate	21,887	13,379

Net Cash Provided by (Used in) Investment Activities	9,047,709	(1,050,075)

Cash Flows from Financing Activities:
Net increase in deposits	381,475	590,417
Proceeds from borrowed funds	6,500,000	—
Principal payments on borrowed funds	(16,222,092)	—
Dividends paid	(113,531)	(147,876)
Purchases of treasury stock	(163)	(464)
Exercise of stock options	39	871
Tax benefit from stock plans	172	300

Net Cash (Used in) Provided by Financing Activities	(9,454,100)	443,248

Net Increase (Decrease) in Cash and Cash Equivalents	44,254	(242,197)
Cash and Cash Equivalents at Beginning of Year	669,397	561,201

Cash and Cash Equivalents at End of Period	$713,651	$319,004

Supplemental Disclosures:
Interest paid	$694,772	$799,321

Loans transferred to foreclosed real estate	$25,911	$25,038

Income tax payments	$16,902	$263,987

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
1. Organization
Hudson City Bancorp, Inc. (“Hudson City Bancorp” or the “Company”) is a Delaware corporation and is the savings and loan holding company for Hudson City Savings Bank and its subsidiaries (“Hudson City Savings” or the “Bank”).
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). Pursuant to the Reform Act, the Office of Thrift Supervision (“OTS”) effectively merged into the Office of the Comptroller of the Currency (“OCC”), with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, and the Federal Reserve Board (the “FRB”) assuming all functions and authority from the OTS relating to savings and loan holding companies. Hudson City Savings is now regulated by the OCC and the Company is now regulated by the FRB.
2. Basis of Presentation
The accompanying consolidated financial statements include the accounts of Hudson City Bancorp and its wholly-owned subsidiary, Hudson City Savings.
In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses (“ALL”) is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate. In addition, bank regulators, as an integral part of their supervisory function, periodically review our ALL. These regulatory agencies have the ability to require us, as they can require all banks, to increase our provision for loan losses or to recognize further charge-offs based upon their judgments, which may be different from ours. Any increase in the ALL required by these regulatory agencies could adversely affect our financial condition and results of operations.
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

Notes to Unaudited Consolidated Financial Statements
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings (loss) per share.

	For the Three Months Ended June 30,
	2011			2010
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income	$96,008			$142,591

Basic earnings per share:
Income available to common stockholders	$96,008	494,138	$0.19	$142,591	492,888	$0.29

Effect of dilutive common stock equivalents	—	614		—	1,519

Diluted earnings per share:
Income available to common stockholders	$96,008	494,752	$0.19	$142,591	494,407	$0.29

	For the Six Months Ended June 30,
	2011			2010
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net (loss) income	$(459,656)			$291,476

Basic (loss) earnings per share:
(Loss) income available to common stockholders	$(459,656)	493,994	$(0.93)	$291,476	492,728	$0.59

Effect of dilutive common stock equivalents	—	—		—	2,079

Diluted (loss) earnings per share:
(Loss) income available to common stockholders	$(459,656)	493,994	$(0.93)	$291,476	494,807	$0.59

Notes to Unaudited Consolidated Financial Statements
4. Securities
The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at June 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2011
Investment Securities:
Equity securities	$6,767	$454	$—	$7,221

Total investment securities available for sale	6,767	454	—	7,221

Mortgage-backed securities:
GNMA pass-through certificates	1,138,860	15,874	(1,114)	1,153,620
FNMA pass-through certificates	5,152,251	37,098	(5,270)	5,184,079
FHLMC pass-through certificates	4,006,482	48,234	(1,896)	4,052,820
FHLMC and FNMA — REMICs	92,549	1,196	—	93,745

Total mortgage-backed securities available for sale	$10,390,142	$102,402	$(8,280)	$10,484,264

December 31, 2010
Investment securities:
United States government -sponsored enterprises debt	$80,000	$2,647	$—	$82,647
Equity securities	6,767	381	—	7,148

Total investment securities available for sale	86,767	3,028	—	89,795

Mortgage-backed securities:
GNMA pass-through certificates	1,560,755	27,214	(7,487)	1,580,482
FNMA pass-through certificates	10,333,033	122,305	(57,550)	10,397,788
FHLMC pass-through certificates	5,521,741	129,547	(32,116)	5,619,172
FHLMC and FNMA — REMICs	509,755	13,340	—	523,095

Total mortgage-backed securities available for sale	$17,925,284	$292,406	$(97,153)	$18,120,537

Notes to Unaudited Consolidated Financial Statements
The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at June 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2011
Investment securities:
United States government -sponsored enterprises debt	$3,638,950	$3,913	$(41,602)	$3,601,261

Total investment securities held to maturity	3,638,950	3,913	(41,602)	3,601,261

Mortgage-backed securities:
GNMA pass-through certificates	93,571	3,375	—	96,946
FNMA pass-through certificates	1,379,845	85,863	(3)	1,465,705
FHLMC pass-through certificates	2,482,825	142,010	—	2,624,835
FHLMC and FNMA — REMICs	939,975	47,650	—	987,625

Total mortgage-backed securities held to maturity	$4,896,216	$278,898	$(3)	$5,175,111

December 31, 2010
Investment securities:
United States government -sponsored enterprises debt	$3,939,006	$3,698	$(75,216)	$3,867,488

Total investment securities held to maturity	3,939,006	3,698	(75,216)	3,867,488

Mortgage-backed securities:
GNMA pass-through certificates	98,887	2,802	—	101,689
FNMA pass-through certificates	1,622,994	87,271	—	1,710,265
FHLMC pass-through certificates	2,943,565	148,248	—	3,091,813
FHLMC and FNMA — REMICs	1,248,926	46,846	(32)	1,295,740

Total mortgage-backed securities held to maturity	$5,914,372	$285,167	$(32)	$6,199,507

Notes to Unaudited Consolidated Financial Statements
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2011
Held to maturity:
United States government -sponsored enterprises debt	$2,908,340	$(41,602)	$—	$—	$2,908,340	$(41,602)
FNMA pass-through certificates	144	(3)	—	—	144	(3)

Total temporarily impaired securities held to maturity	2,908,484	(41,605)	—	—	2,908,484	(41,605)

Available for sale:
GNMA pass-through certificates	403,749	(1,114)	—	—	403,749	(1,114)
FNMA pass-through certificates	1,727,381	(5,270)	—	—	1,727,381	(5,270)
FHLMC pass-through certificates	731,941	(1,896)	—	—	731,941	(1,896)

Total temporarily impaired securities available for sale	2,863,071	(8,280)	—	—	2,863,071	(8,280)

Total	$5,771,555	$(49,885)	$—	$—	$5,771,555	$(49,885)

December 31, 2010
Held to maturity:
United States government -sponsored enterprises debt	$3,524,781	(75,216)	$—	$—	$3,524,781	$(75,216)
FHLMC and FNMA — REMICs	7,373	(24)	3,163	(8)	10,536	(32)

Total temporarily impaired securities held to maturity	3,532,154	(75,240)	3,163	(8)	3,535,317	(75,248)

Available for sale:
GNMA pass-through certificates	424,575	(7,487)	—	—	424,575	(7,487)
FNMA pass-through certificates	4,375,620	(57,550)	—	—	4,375,620	(57,550)
FHLMC pass-through certificates	2,425,458	(32,116)	—	—	2,425,458	(32,116)

Total temporarily impaired securities available for sale	7,225,653	(97,153)	—	—	7,225,653	(97,153)

Total	$10,757,807	$(172,393)	$3,163	$(8)	$10,760,970	$(172,401)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. We only purchase securities issued by U.S. government-sponsored enterprises (“GSEs”) and do not own any unrated or private label securities or other high-risk securities such as those backed by sub-prime loans. We do not consider these investments to be other-than-temporarily impaired at June 30, 2011 and December 31, 2010 since the decline in market value is primarily attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the six months ended June 30, 2011 or for the year ended December 31, 2010.

Notes to Unaudited Consolidated Financial Statements
The amortized cost and estimated fair market value of our securities held to maturity and available-for-sale at June 30, 2011, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost		Estimated
	Mortgage-backed	Investment	Fair Market
	securities	securities	Value
	(In thousands)
June 30, 2011
Held to Maturity:
Due in one year or less	$6	$—	$6
Due after one year through five years	1,657	—	1,810
Due after five years through ten years	9,288	—	9,965
Due after ten years	4,885,265	3,638,950	8,764,591

Total held to maturity	$4,896,216	$3,638,950	$8,776,372

Available for Sale:
Due after ten years	$10,390,142	$—	$10,484,264

Total available for sale	$10,390,142	$—	$10,484,264

Sales of mortgage-backed securities available-for-sale amounted to $8.96 billion and $1.09 billion for the six months ended June 30, 2011 and 2010, respectively, resulting in realized gains of $100.0 million and $61.4 million for the same respective periods. There were sales of $80.0 million of investment securities available-for-sale during the six months ended June 30, 2011. There were no sales of investment securities available-for-sale or held to maturity during the six months ended June 30, 2010. Gross realized gains on sales and calls of investment securities available-for-sale were $2.5 million during the first six months of 2011. Gains and losses on the sale of all securities are determined using the specific identification method.
5. Stock Repurchase Programs
We have previously announced several stock repurchase programs. Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. We did not purchase any of our common shares pursuant to the repurchase programs during the six months ended June 30, 2011. Included in treasury stock are vested shares related to stock awards that were surrendered for withholding taxes. These shares are included in treasury stock purchases in the consolidated statements of cash flows and amounted to 17,145 and 34,293 shares for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

Notes to Unaudited Consolidated Financial Statements
6. Loans and Allowance for Loan Losses
Loans at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
First mortgage loans:
One- to four-family
Amortizing	$24,238,748	$24,912,935
Interest-only	5,065,540	5,136,463
FHA/VA	718,204	499,724
Multi-family and commercial	42,460	48,067
Construction	8,368	9,081

Total first mortgage loans	30,073,320	30,606,270

Consumer and other loans:
Fixed—rate second mortgages	144,746	160,896
Home equity credit lines	134,688	137,467
Other	20,722	19,264

Total consumer and other loans	300,156	317,627

Total loans	$30,373,476	$30,923,897

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

	Credit Risk Profile based on Payment Activity
			(In thousands)
	One-to four- family		Other first
	first mortgage loans		Mortgages		Consumer and Other
			Multi-family		Fixed-rate
			and		second	Home Equity		Total
	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other	Loans
June 30, 2011
Performing	$24,246,317	$4,873,257	$41,929	$1,366	$144,284	$131,422	$20,662	$29,459,237
Non-performing	710,635	192,283	531	7,002	462	3,266	60	914,239

Total	$24,956,952	$5,065,540	$42,460	$8,368	$144,746	$134,688	$20,722	$30,373,476

December 31, 2010
Performing	$24,733,745	$4,957,115	$46,950	$1,521	$160,456	$135,111	$17,740	$30,052,638
Non-performing	678,914	179,348	1,117	7,560	440	2,356	1,524	871,259

Total	$25,412,659	$5,136,463	$48,067	$9,081	$160,896	$137,467	$19,264	$30,923,897

Notes to Unaudited Consolidated Financial Statements

	Credit Risk Profile by Internally Assigned Grade
			(In thousands)
	One-to four- family		Other first
	first mortgage loans		Mortgages		Consumer and Other
			Multi-family		Fixed-rate
			and		second	Home Equity
	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
June 30, 2011
Pass	$24,190,053	$4,846,639	$25,705	$—	$144,067	$130,833	$19,848
Special mention	131,009	26,618	3,480	1,366	217	589	814
Substandard	635,290	192,283	4,228	5,302	462	3,174	60
Doubtful	600	—	9,047	1,700	—	92	—

Total	$24,956,952	$5,065,540	$42,460	$8,368	$144,746	$134,688	$20,722

December 31, 2010
Pass	24,646,101	$$4,927,545	$37,697	$1,521	$160,216	$134,408	$17,737
Special mention	151,800	29,570	1,199	—	240	703	3
Substandard	614,758	179,348	1,117	7,560	440	2,356	1,524
Doubtful	—	—	8,054	—	—	—	—

Total	$25,412,659	$5,136,463	$48,067	$9,081	$160,896	$137,467	$19,264

Loan classifications are defined as follows:
•	Pass — These loans are protected by the current net worth, payment status and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention — These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard — These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•	Doubtful — These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•	Loss — These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.
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
Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At June 30, 2011 approximately 79.9% of our total loans are in the New York metropolitan area.
Included in our loan portfolio at June 30, 2011 and December 31, 2010 are $5.07 billion and $5.14 billion, respectively, of interest-only loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $192.3 million and $179.3 million of non-performing interest-only loans at June 30, 2011 and December 31, 2010, respectively.
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
Included in our loan portfolio at June 30, 2011 are $3.70 billion of originated amortizing limited documentation loans and $971.8 million of originated limited documentation interest-only loans. Non-performing loans at June 30, 2011 include $112.4 million of originated amortizing limited documentation loans and $62.6 million of originated interest-only limited documentation loans. Included in our loan portfolio at December 31, 2010 are $3.38 billion of originated amortizing limited documentation loans and $938.8 million of originated limited documentation interest-only loans. Non-performing loans at December 31, 2010 include $91.5 million of originated amortizing limited documentation loans and $58.3 million of originated interest-only limited documentation loans.

Notes to Unaudited Consolidated Financial Statements
The following table is a comparison of our delinquent loans by class as of the dates indicated:

							90 Days
			90 Days	Total	Current	Total	or more
	30-59 Days	60-89 Days	or more	Past Due	Loans	Loans	accruing
	(Dollars in thousands)
At June 30, 2011
One- to four-family first mortgages:
Amortizing	$338,590	$141,260	$710,635	$1,190,485	$23,766,467	$24,956,952	$75,345
Interest-only	65,416	26,618	192,283	284,317	4,781,223	5,065,540	—
Multi-family and commercial mortgages	1,334	1,717	531	3,582	38,878	42,460	—
Construction loans	—	—	7,002	7,002	1,366	8,368	—
Consumer and other loans:							—
Fixed-rate second mortgages	832	217	462	1,511	143,235	144,746	—
Home equity lines of credit	1,739	589	3,266	5,594	129,094	134,688	—
Other	625	40	60	725	19,997	20,722	—

Total	$408,536	$170,441	$914,239	$1,493,216	$28,880,260	$30,373,476	$75,345

At December 31, 2010
One- to four-family first mortgages:
Amortizing	$363,583	$161,530	$678,914	$1,204,027	$24,208,632	$25,412,659	$64,156
Interest-only	47,479	29,570	179,348	256,397	4,880,066	5,136,463	—
Multi-family and commercial mortgages	3,199	1,199	1,117	5,515	42,552	48,067	—
Construction loans	—	—	7,560	7,560	1,521	9,081	—
Consumer and other loans:
Fixed-rate second mortgages	896	240	440	1,576	159,320	160,896	—
Home equity lines of credit	2,419	703	2,356	5,478	131,989	137,467	—
Other	1,330	3	1,524	2,857	16,407	19,264	—

Total	$418,906	$193,245	$871,259	$1,483,410	$29,440,487	$30,923,897	$64,156

Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.
We adopted Accounting Standards Update (“ASU”) No. 2011-02 on April 1, 2011 which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. As a result of our adoption of ASU No. 2011-02, we determined that approximately $26.2 million of residential mortgage loans were troubled debt restructurings that were not previously considered as such.
Loans modified in a troubled debt restructuring totaled $41.8 million at June 30, 2011 of which $1.9 million are 30 days past due, $1.8 million are 60-89 days past due and $2.6 million are 90 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. At December 31, 2010, loans modified in a troubled debt restructuring totaled $11.1 million. These loans were current at the time of their restructuring and were in compliance with the terms of their restructure agreement at December 31, 2010.

Notes to Unaudited Consolidated Financial Statements
Loans that were modified in a troubled debt restructuring primarily represent loans that have been in a deferred payment plan for an extended period of time, generally in excess of six months, and loans that have had past due amounts capitalized as part of the loan balance. These loans are individually evaluated for impairment to determine if the carrying value of the loan is in excess of the fair value of the collateral. Since these loans are secured by real estate, fair value is estimated through current appraisals. As a result of our impairment evaluation, we charged-off $875,000 during the six months ended June 30, 2011 and established an ALL of $4.9 million for loans classified as troubled debt restructurings.
The following table is a comparison of our troubled debt restructuring by class as of the date indicated.

	June 30, 2011			December 31, 2010
		Pre-restructuring	Post-restructuring		Pre-restructuring	Post-restructuring
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	79	$31,876	$30,797	6	$2,014	$2,031
Interest-only	5	3,077	3,086	1	1,093	1,103
Multi-family and commercial mortgages	2	7,911	7,911	2	7,911	7,911

Total	86	$42,864	$41,794	9	$11,018	$11,045

Upon request, we will generally agree to a short-term payment plan for certain residential mortgage loan borrowers. Many of these customers are current as to their mortgage payments, but may be anticipating a short-term cash flow need and want to protect their credit history. The extent of these plans is generally limited to a six-month deferral of principal payments. Pursuant to these short-term payment plans, we do not modify mortgage notes, recast legal documents, extend maturities or reduce interest rates. We also do not forgive any interest or principal. These loans have not been classified as troubled debt restructurings since we collect all principal and interest, the deferral period is short and any reduction in the present value of cash flows is due to the insignificant delay in the timing of principal payments. As a result, these restructurings did not meet the requirements in ASU No. 2011-02 to be considered a troubled debt restructuring. The principal balance of loans with payment plans at June 30, 2011 amounted to $27.9 million, including $20.5 million of loans that are current, $2.5 million that are 30 to 59 days past due, $2.9 million that are 60 to 89 days past due and $2.0 million that are 90 days or more past due. The principal balance of loans with payment plans at December 31, 2010 amounted to $81.3 million, including loans that were determined to be troubled debt restructurings as a result of our adoption of ASU No. 2011-02. Of the $81.3 million of loans in payment plans at December 31, 2010, $54.4 million were current, $13.9 million were 30 to 59 days past due, $4.7 million were 60 to 89 days past due and $8.3 million were 90 days or more past due.

Notes to Unaudited Consolidated Financial Statements
The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At June 30, 2011		At December 31, 2010
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans
New Jersey	43.9%	48.0%	44.0%	45.7%
New York	21.0	18.3	19.9	18.7
Connecticut	15.0	6.4	14.5	6.5

Total New York metropolitan area	79.9	72.7	78.4	70.9

Pennsylvania	4.1	1.4	3.1	1.2
Virginia	3.1	3.9	3.5	4.6
Illinois	2.6	4.7	3.0	4.9
Maryland	2.3	4.1	2.7	4.4
All others	8.0	13.2	9.3	14.0

Total outside New York metropolitan area	20.1	27.3	21.6	29.1

	100.0%	100.0%	100.0%	100.0%

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
We generally obtain new collateral values by the time a loan becomes 180 days delinquent. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $44.3 million for the first six months of 2011 as compared to $47.1 million for the first six months of 2010. These charge-offs were primarily due to the results of our reappraisal process for our non-performing residential first mortgage loans. We disposed of 74 loans through the foreclosure process during 2011 with a final net gain on sale (after previous charge-offs of $8.2 million) of approximately $822,000. Write-downs on foreclosed real

Notes to Unaudited Consolidated Financial Statements
estate amounted to $3.7 million for the first six months of 2011. The results of our reappraisal process and our recent charge-off history are also considered in the determination of the ALL. At June 30, 2011 the average loan-to-value (“LTV”) ratio (using appraised values at the time of origination) of our non-performing one- to four-family mortgage loans was 74.9% and was 60.8% for our total mortgage loan portfolio. Thus, the ratio of the ALL to non-performing loans needs to be viewed in the context of the underlying LTV ratios of the non-performing loans and the relative decline in home values.
As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the Federal Housing Finance Agency (“FHFA”) and Case-Shiller. Our Asset Quality Committee uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We generally obtain updated collateral values by the time a loan becomes 180 days delinquent which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use the house price indices to identify geographic areas experiencing weaknesses in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent. Based on our recent loss experience on non-performing loans, we increased certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during the second quarter of 2011. The recent adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.
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
We consider the average LTV ratio of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at June 30, 2011 was 60.8%, using appraised values at the time of origination. The weighted average LTV ratio of our non-performing loans was 74.9% at June 30, 2011, using appraised values at the time of origination. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 72.7% of our non-performing loans were located at June 30, 2011, by approximately 23% from the peak of the market in 2006 through April 2011 and by 32% nationwide during that period. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.
There were no loans held for sale at June 30, 2011 and December 31, 2010.

Notes to Unaudited Consolidated Financial Statements
The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(In thousands)
Non-accrual loans:
One-to four-family amortizing loans	$635,290	$614,758
One-to four-family interest-only loans	192,283	179,348
Multi-family and commercial mortgages	531	1,117
Construction loans	7,002	7,560
Fixed-rate second mortgages	462	440
Home equity lines of credit	3,266	2,356
Other loans	60	1,524

Total non-accrual loans	838,894	807,103
Accruing loans delinquent 90 days or more	75,345	64,156

Total non-performing loans	$914,239	$871,259

The total amount of interest income on non-accrual loans that would have been recognized during the first six months of 2011, if interest on all such loans had been recorded based upon original contract terms amounted to approximately $26.1 million. The total amount of interest income received during the first six months of 2011 on non-accrual loans was immaterial. The Bank is not obligated to lend additional funds to borrowers on non-accrual status.
Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at the dates indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
			(In thousands)
June 30, 2011
One-to four-family amortizing loans	$30,797	$31,832	$—	$31,345	$793
One-to four-family interest-only loans	3,086	3,086	—	3,086	64
Multi-family and commercial mortgages	5,285	8,578	3,293	5,306	243
Construction loans	5,388	7,002	1,614	5,626	—

Total	$44,556	$50,498	$4,907	$45,363	$1,100

December 31, 2010
One-to four-family amortizing loans	$2,031	$2,031	$—	$2,031	$106
One-to four-family interest-only loans	1,104	1,104	—	1,104	55
Multi-family and commercial mortgages	5,712	9,161	3,449	9,159	485
Construction loans	5,863	7,560	1,697	6,949	—

Total	$14,710	$19,856	$5,146	$19,243	$646

Notes to Unaudited Consolidated Financial Statements
The following table presents the activity in our ALL for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Balance at beginning of period	$255,283	$165,829	$236,574	$140,074

Charge-offs	(28,551)	(24,156)	(51,997)	(49,027)
Recoveries	5,574	1,310	7,729	1,936

Net charge-offs	(22,977)	(22,846)	(44,268)	(47,091)

Provision for loan losses	30,000	50,000	70,000	100,000

Balance at end of period	$262,306	$192,983	$262,306	$192,983

The following table presents the activity in our ALL by portfolio segment.

	One-to four-	Multi-family
	Family	and Commercial		Consumer and
	Mortgages	Mortgages	Construction	Other Loans	Total
			(In thousands)
Balance at December 31, 2010	$227,224	$4,419	$1,728	$3,203	$236,574

Provision for loan losses	70,429	(298)	(87)	(44)	70,000
Charge-offs	(51,852)	—	—	(145)	(51,997)
Recoveries	7,728	—	—	1	7,729

Net charge-offs	(44,124)	—	—	(144)	(44,268)

Balance at June 30, 2011	$253,529	$4,121	$1,641	$3,015	$262,306

Loan portfolio:
Balance at June 30, 2011
Individually evaluated for impairment	$33,883	$8,578	$7,002	$—	$49,463
Collectively evaluated for impairment	29,988,609	33,882	1,366	300,156	30,324,013

Notes to Unaudited Consolidated Financial Statements
7. Borrowed Funds
Borrowed funds at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
		(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$1,200,000	4.47%	$2,150,000	4.29%
Other brokers	6,500,000	4.44	12,650,000	4.00

Total securities sold under agreements to repurchase	7,700,000	4.44	14,800,000	4.04
Advances from the FHLB	13,425,000	3.28	14,875,000	3.99

Total borrowed funds	$21,125,000	3.71%	$29,675,000	4.02%

Accrued interest payable	$98,097		$151,215
The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the period	$10,687,277	$15,034,110

Maximum balance outstanding at any month-end during the period	$14,750,000	$15,100,000

Weighted average rate during the period	4.27%	4.10%

FHLB Advances:
Average balance outstanding during the period	$14,447,292	$14,875,000

Maximum balance outstanding at any month-end during the period	$15,175,000	$14,875,000

Weighted average rate during the period	3.43%	4.04%

Notes to Unaudited Consolidated Financial Statements
At June 30, 2011, $12.33 billion of our borrowed funds may be put back to us at the discretion of the lender as compared to $29.08 billion at December 31, 2010. The remaining $8.80 billion of borrowed funds at June 30, 2011 are fixed-rate, fixed-maturity borrowings. At June 30, 2011, borrowed funds had scheduled maturities and potential put dates as follows:

	Borrowings by Scheduled		Borrowings by Earlier of Scheduled
	Maturity Date		Maturity or Next Potential Put Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
		(Dollars in thousands)
2011	$1,650,000	0.76%	$8,025,000	3.56%
2012	2,900,000	0.88	3,600,000	1.57
2013	100,000	5.46	1,325,000	4.69
2014	—	—	3,725,000	4.47
2015	225,000	4.23	275,000	4.10
2016	4,525,000	4.82	3,925,000	4.92
2017	5,875,000	4.30	—	—
2018	850,000	3.62	250,000	3.10
2019	1,725,000	4.62	—	—
2020	3,275,000	4.53	—	—

Total	$21,125,000	3.71%	$21,125,000	3.71%

During the first quarter of 2011, the Company completed a restructuring of its balance sheet (referred to as the “Restructuring Transaction”). The Restructuring Transaction is part of our ongoing strategy to reduce interest rate risk and realign our funding mix. The Restructuring Transaction included the extinguishment of $12.50 billion of structured borrowings. The borrowings extinguished were structured putable borrowings with a weighted average rate of 3.56% and consisted of borrowings with the Federal Home Loan Bank of New York (“FHLB”) and some of the larger banks in the industry. The extinguishments were funded by proceeds from the sales of $8.58 billion of mortgage-backed securities available for sale and $80.0 million of investment securities available for sale, and the use of $5.00 billion of fixed-rate, fixed-maturity borrowings with a weighted average rate of 0.66%. These new borrowings have monthly maturities of $250.0 million beginning in April 2011 and concluding in November 2012. The extinguishment of debt resulted in a pre-tax charge of $1.17 billion which was recorded in non-interest expense in the first quarter of 2011.
During the six months ended June 30, 2011, the Company modified $4.00 billion of putable borrowings to fixed-maturity borrowings thereby eliminating the put option and further reducing our interest rate risk all of which took place in the second quarter.
8. Fair Value Measurements
     a) Fair Value Measurements
The Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value

Notes to Unaudited Consolidated Financial Statements
measurements. ASC Topic 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. ASC Topic 820 was issued to increase consistency and comparability in reporting fair values.
We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at June 30, 2011 and December 31, 2010. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.
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
Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by GSEs. The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. We also own equity securities with a carrying value of $7.2 million and $7.1 million at June 30, 2011 and December 31, 2010, respectively, for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

		Fair Value at June 30, 2011 using
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$10,484,264	$—	$10,484,264	$—

Total available for sale debt securities	10,484,264	$—	10,484,264	$—

Available for sale equity securities:
Financial services industry	$7,221	$7,221	$—	$—

Total available for sale equity securities	7,221	7,221	—	—

Total available for sale securities	$10,491,485	$7,221	$10,484,264	$—

		Fair Value at December 31, 2010 using
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$18,120,537	$—	$18,120,537	$—
U.S. government-sponsored enterprises debt	82,647	—	82,647	—

Total available for sale debt securities	18,203,184	—	18,203,184	—

Available for sale equity securities:
Financial services industry	$7,148	$7,148	$—	$—

Total available for sale equity securities	7,148	7,148	—	—

Total available for sale securities	$18,210,332	$7,148	$18,203,184	$—

Assets that were measured at fair value on a non-recurring basis at June 30, 2011 were impaired loans (which included non-performing commercial and construction loans and loans classified as troubled debt restructurings all of which are collateral dependent) and foreclosed real estate. Loans evaluated for impairment in accordance with FASB guidance amounted to $49.5 million and $16.7 million at June 30, 2011 and December 31, 2010, respectively. Based on this evaluation, we established an ALL of $4.9 million and $5.1 million for those respective periods. The provision for loan losses related to these loans amounted to $0 and $659,000 for the first six months of 2011 and 2010, respectively. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs. Since all of our impaired loans at June 30, 2011 are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison

Notes to Unaudited Consolidated Financial Statements
of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.
Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate at June 30, 2011 and December 31, 2010 amounted to $38.4 million and $45.7 million, respectively. During the first six months of 2011 and 2010, charge-offs to the ALL related to loans that were transferred to foreclosed real estate amounted to $1.9 million and $2.8 million, respectively. Write downs and net gains or losses on sale related to foreclosed real estate that were charged to non-interest expense amounted to $2.8 million and $1.5 million for those same respective periods.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010.

	Fair Value Measurements at June 30, 2011 using
	Quoted Prices in Active	Significant Other	Significant	Total
	Markets for Identical	Observable Inputs	Unobservable Inputs	Gains
Description	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
		(In thousands)
Impaired loans	$—	$—	$49,463	$(875)
Foreclosed real estate	—	—	38,364	(2,829)

	Fair Value Measurements at December 31, 2010 using
	Quoted Prices in Active	Significant Other	Significant	Total
	Markets for Identical	Observable Inputs	Unobservable Inputs	Gains
Description	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
		(In thousands)
Impaired loans	$—	$—	$16,721	$—
Foreclosed real estate	—	—	45,693	(2,739)
The following table provides a reconciliation of assets measured at fair value on a non-recurring basis at June 30, 2011.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	(In thousands)
	Foreclosed	Impaired
	Real Estate	Loans
Beginning balance at December 31, 2010	$45,693	$16,721
Net loss	(2,829)	(875)
Net transfers in (out)	(4,500)	33,617

Ending balance at June 30, 2011	$38,364	$49,463

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
The estimated fair value of Hudson City Bancorp’s financial instruments are summarized as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Assets:
Cash and due from banks	$146,701	$146,701	$175,769	$175,769
Federal funds sold	566,950	566,950	493,628	493,628
Investment securities held to maturity	3,638,950	3,601,261	3,939,006	3,867,488
Investment securities available for sale	7,221	7,221	89,795	89,795
Federal Home Loan Bank of New York stock	767,064	767,064	871,940	871,940
Mortgage-backed securities held to maturity	4,896,216	5,175,111	5,914,372	6,199,507
Mortgage-backed securities available for sale	10,484,264	10,484,264	18,120,537	18,120,537
Loans	30,203,196	32,376,816	30,773,956	32,328,933
Liabilities:
Deposits	25,554,601	25,856,280	25,173,126	25,584,478
Borrowed funds	21,125,000	23,510,566	29,675,000	32,975,633

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
The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended June 30,
	Retirement Plans		Other Benefits
	2011	2010	2011	2010
		(In thousands)
Service cost	$1,123	$1,018	$250	$152
Interest cost	2,190	2,076	646	476
Expected return on assets	(3,080)	(2,914)	—	—
Amortization of:
Net loss	945	680	332	66
Unrecognized prior service cost	87	85	(391)	(391)

Net periodic benefit cost	$1,265	$945	$837	$303

	For the Six Months Ended June 30,
	Retirement Plans		Other Benefits
	2011	2010	2011	2010
		(In thousands)
Service cost	$2,246	$2,036	$501	$304
Interest cost	4,380	4,152	1,292	952
Expected return on assets	(6,160)	(5,828)	—	—
Amortization of:
Net loss	1,890	1,360	664	132
Unrecognized prior service cost	174	170	(783)	(782)

Net periodic benefit cost	$2,530	$1,890	$1,675	$606

We made no contributions to the pension plans during the first six months of 2011 or 2010.

Notes to Unaudited Consolidated Financial Statements
10. Stock-Based Compensation
Stock Option Plans
A summary of the changes in outstanding stock options is as follows:

	For the Six Months Ended June 30,
	2011		2010
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	28,129,885	$12.68	24,262,692	$12.51
Granted	1,567,119	9.53	4,195,000	13.13
Exercised	(6,412)	5.96	(126,387)	6.53
Forfeited	(7,500)	12.76	(47,500)	14.79

Outstanding at end of period	29,683,092	$12.51	28,283,805	$12.63

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the 2006 SIP. Grants of stock options made through December 31, 2010 pursuant to the 2006 SIP amounted to 23,120,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 6,067,500 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 17,052,500 shares have vesting periods ranging from two to three years if certain financial performance measures are met. The financial performance measures for each of these awards, other than the performance stock options granted in 2010 (“2010 grants”), have either been met, or are considered, subject to review and verification of the Committee, probable to be met, so we have recorded compensation expenses for these awards accordingly. The Company has determined that it is more likely than not that one of the two performance measures related to the 2010 option grants will not be met. As a result, the Company expects that half of the 2010 option grants will vest and the expense for these options has been adjusted accordingly.
In April 2011, our shareholders approved the Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan (the “2011 SIP”) authorizing us to grant up to 28,750,000 shares of common stock including the 2,070,000 shares remaining under the 2006 SIP. During 2011, the Committee authorized stock option grants (the “2011 option grants”) pursuant to the 2011 SIP for 1,567,119 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 1,256,700 will vest in April 2014 if certain financial performance measures are met and employment continues through the vesting date (the “2011 Performance Options”). The remaining 310,419 options will vest in April 2012 (the “2011 Retention Options”). The 2011 option grants have an expiration period of ten years. We have determined that it is probable these performance measures for the 2011 Performance Options will be met and have recorded compensation expense for the those grants accordingly.
The fair value of the 2011 option grants was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. The dividend yield assumption for the

Notes to Unaudited Consolidated Financial Statements
2011 option grants was based on our current declared dividend as a percentage of the stock price on the grant date. The expected volatility assumption was calculated based on the weighting of our historical and rolling volatility for the expected term of the option grants. The risk-free interest rate was determined by reference to the continuously compounded yield on Treasury obligations for the expected term. The expected option life was based on historic optionee behavior for prior option grant awards.
As a result of low employee turnover, the assumption regarding the forfeiture rate of option grants had no effect on the fair value estimate.

	2011	2011
	Retention Options	Performance Options
Expected dividend yield	3.37%	3.37%
Expected volatility	43.54%	36.93%
Risk-free interest rate	1.06%	2.01%
Expected option life	3 years	5 years
Fair value of options granted	$2.32	$2.39
Compensation expense related to our outstanding stock options amounted to $2.3 million and $2.6 million for the three months ended June 30, 2011 and 2010, respectively and $4.5 million and $5.2 million, for the six months ended June 30, 2011 and 2010, respectively.
Stock Awards
During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the 2006 SIP for 847,750 shares of our common stock. These shares were issued from treasury stock and will vest in annual installments over a three-year period if certain performance measures are met and employment continues through the vesting date. None of the unvested shares may be sold or transferred before their January 2012 vesting date. We have determined that it is probable these performance measures will be met and have therefore recorded compensation expense for the 2009 stock awards. Expense for the 2009 stock awards is recognized over the vesting period and is based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the “2010 stock awards”) pursuant to the 2006 SIP for 18,000 shares of our common stock. Expense for the 2010 stock awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12. Total compensation expense for stock awards amounted to $870,000 for both the three months ended June 30, 2011 and 2010, respectively, and $1.7 million and $2.0 million, for the six months ended June 30, 2011 and 2010, respectively.
Stock Unit Awards
Hudson City Bancorp granted stock unit awards to a newly appointed member of the Board of Directors in July 2010. These awards were for a value of $250,000 which was converted to common stock equivalents (stock units) of 20,661 shares. These units vest annually over a three-year period if service continues through the vesting dates. Vested units will be settled in shares of our common stock following the director’s departure from the Board of Directors. Stock unit awards were also made in 2011 (the “2011 stock unit awards”) pursuant to the 2011 SIP for a total value of $9.4 million, or stock units of 968,130 shares. 2011 stock unit awards to employees vest if service continues through the third anniversary of the awards, and will be settled, if vested, in shares of our common stock on the third and fifth anniversaries of the awards. 2011 stock unit awards to directors vest if service continues through the first anniversary of the award, and are settled in shares of our common stock following the director’s departure from the Board of Directors. Expense for the stock unit awards is recognized over their vesting period and is based on the fair

Notes to Unaudited Consolidated Financial Statements
value of our common stock on each stock unit grant date, based on quoted market prices. Total compensation expense for stock unit awards amounted to $914,000 and $976,000 for the three and six month periods ended June 30, 2011. There was no compensation expense related to stock unit awards for the three and six month periods ended June 30, 2010.
11. Recent Accounting Pronouncements
In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the presentation of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments in this update do not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this ASU will have a material impact on our financial condition, results of operations or financial statement disclosures.
In April 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs which include (1) application of the highest and best use and valuation premise concepts. The amendments specify that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; (2) include requirements specific to measuring the fair value of those instruments, such as equity interests issued as consideration in a business combination; (3) clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy; (4) permit an exception to the requirements in Topic 820 for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than its gross exposure, to those risks. The exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at the price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date; and (5) expanded disclosures about fair value measurements for recurring Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, reporting entities must categorize by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This guidance is effective for interim periods beginning after December 15, 2011. We do not expect this ASU will have a material impact on our financial condition, results of operations or financial statement disclosures.
In April 2011, FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This ASU addresses the criteria used to determine whether a repurchase agreement should be accounted for as a sale or as a secured borrowing. The amendment in this ASU remove from the assessment of effective control the criterion requiring the transferor’s ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments also eliminate the requirement to demonstrate that the transferor possesses

Notes to Unaudited Consolidated Financial Statements
adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Other criteria applicable to the assessment of effective control are not changed by the amendments in this ASU. The new guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance is to be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. We do not expect this ASU will have a material impact on our financial condition, results of operations or financial statement disclosures.
In April 2011, FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU amends Topic 310 and provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. For purposes of measuring impairment of these receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. We adopted this accounting standards update on April 1, 2011. The adoption of ASU No. 2011-02 did not have a material impact on our financial condition or results of operations. The financial statement disclosures are included in footnote 6 to the unaudited consolidated financial statements.
In January 2010, FASB issued an accounting standards update regarding disclosure requirements for fair value measurement. This update provides amendments to fair value measurement that require new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also provides amendments clarifying level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This accounting standards update did not have a material impact on our financial condition or results of operations. The financial statement disclosures are included in footnote 8 to the unaudited consolidated financial statements.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We continue to focus on our traditional consumer-oriented business model by growing our franchise through the origination and purchase of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings.
During the first quarter of 2011, the Bank completed a restructuring of its balance sheet (referred to as the “Restructuring Transaction”) which involved the extinguishment of $12.5 billion of structured putable borrowings with an average cost of 3.56%. The extinguishment of the borrowings was funded by the sale of $8.66 billion of securities with an average yield of 3.20% and $5.00 billion of new short-term fixed-maturity borrowings with an average cost of 0.66%. The Restructuring Transaction reduced after-tax earnings by $649.3 million. The Restructuring Transaction is part of our ongoing strategy to reduce interest rate risk and realign our funding mix and had the beneficial effect of increasing our net interest margin from the fourth quarter of 2010. We decided to complete the Restructuring Transaction because recent market events, the unprecedented involvement of the U.S. government and the GSEs in the mortgage market and the continuance of historically low market interest rates, resulted in an environment in which our balance sheet as a whole and our assets in particular became less responsive to current market conditions. The extended low interest rate environment caused accelerated prepayment speeds on our mortgage-related assets resulting in reinvestment in these instruments at the current low market interest rates. These lower-yielding assets and higher-cost borrowings, which did not reprice during this extended low rate environment, caused interest rate risk and margin compression concerns for us. Accordingly, we undertook the Restructuring Transaction at a time when market interest rates were beginning to increase with the intent of preserving our shareholders’ equity as much as reasonably possible and yet executing a trade that we believed would increase our forward earnings potential. We chose to extinguish structured quarterly putable borrowings to address interest rate risk and liquidity concerns that this extended low interest rate environment exacerbated. We expect that this transaction will position us to eventually return to our core strategy of measured balance sheet growth funded with appropriately matched liabilities. As a result of this transaction, we should be properly positioned to do this when the market conditions change. When the anticipated GSE reform is enacted and a substantial portion of the mortgage market is returned to the private sector, we believe we will be able to capture a greater share of this market more profitably. In the second quarter of 2011 we modified $4.0 billion of the remaining structured putable borrowings to reduce our exposure to interest rate movements by eliminating the put options. The weighted average cost of the borrowings modified increased by approximately 48 basis points.
Net income amounted to $96.0 million for the second quarter of 2011, as compared to $142.6 million for the second quarter of 2010. Primarily as a result of the Restructuring Transaction, we had a net loss of $459.7 million for the first six months of 2011, as compared to net income of $291.5 million for the first six months of 2010.
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
The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that the economic recovery is continuing at a moderate pace, though somewhat more slowly than the FOMC expected. The FOMC also expressed concerns regarding recent labor market indicators which have been weaker than anticipated. The FOMC noted that household spending and business investment in equipment and software continue to expand. However, investment in non-residential structures is still weak, and the housing sector continues to be depressed. The national unemployment rate remains elevated and increased to 9.2% in June from 8.8% in March and was slightly lower than the 9.4% unemployment rate in December 2010. The FOMC decided to maintain the overnight lending rate at zero to 0.25% during the second quarter of 2011. As a result, short-term market interest rates have remained at low levels during the first six months of 2011. The yields on mortgage-related assets have also remained at low levels during that same quarter and, as a result, prepayments of mortgage-related assets continued at elevated levels.
Net interest income decreased $44.6 million, or 14.1%, to $272.9 million for the second quarter of 2011 as compared to $317.5 million for the second quarter of 2010. Our net interest rate spread increased to 1.94% for the second quarter of 2011 as compared to 1.50% for the first quarter of 2011 and 1.89% for the second quarter of 2010. Our net interest margin increased to 2.14% for the second quarter of 2011 as compared to 1.72% for the linked first quarter of 2011 and 2.13% for the second quarter of 2010. These increases were due primarily to the effects of the Restructuring Transaction which included the extinguishment of $12.5 billion of structured putable borrowings with an average cost of 3.56%. The extinguishment of the borrowings was funded by the sale of $8.66 billion of securities with an average yield of 3.20% and $5.00 billion of new short-term fixed-maturity borrowings with an average cost of 0.66%.
Net interest income decreased $119.4 million, or 18.4%, to $529.3 million for the first six months of 2011 as compared to $648.7 million for the first six months of 2010. During the first six months of 2011, our net interest rate spread decreased 22 basis points to 1.71% and our net interest margin decreased 25 basis points to 1.92% as compared to 2.17% for the same period in 2010. Mortgage-related assets represented 88.8% of our average interest-earning assets during the 2011 second quarter.
Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. In addition, over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis. The GSEs involvement is also an attempt to provide stimulus to the housing markets and has caused the interest rates for thirty year fixed rate mortgage loans that conform to the GSEs’ guidelines for purchase to remain artificially low. We originate such conforming loans and retain them in our portfolio. The United States Congress has extended to September 2011 the time period within which the GSE’s may purchase loans under an expanded limit on principal balances that qualify as conforming loans. Further, we have no indication that the FOMC is likely to increase rates in the near future. We expect this adverse environment for portfolio lending to continue, with the likely result that we will continue to experience compression of our net interest margin from its new higher level that resulted from the Restructuring Transaction. We expect that this compression in net interest margin, along with the reduction in the size of our balance sheet from the Restructuring Transaction, will result in a reduction of net interest income.
The provision for loan losses amounted to $30.0 million and $70.0 million for the three and six month periods ended June 30, 2011 as compared to $50.0 million and $100.0 million for the three and six month periods ended June 30, 2010. The decrease in our provision for loan losses during the first six months of 2011 as compared to the same period in 2010 was a result of a stabilization in both the level of net charge-offs and the growth rate of non-performing loans as well as a decrease in the size of the loan portfolio. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, amounted to $914.2 million at June 30, 2011 compared with $871.3 million at December 31, 2010. The ratio of non-performing loans to total loans was 3.01% at June 30, 2011 compared with 2.82% at December 31, 2010. The highly publicized foreclosure issues that have recently affected the nation’s largest mortgage loan servicers have resulted in greater bank regulatory, court and state attorney general scrutiny. As a result, our foreclosure process and the time to complete a foreclosure have been delayed. We are now experiencing a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries.
Total non-interest income was $2.7 million for the second quarter 2011 as compared to $33.2 million for the same quarter in 2010. Included in non-interest income for the second quarter of 2010 were net gains on securities transactions of $30.6 million which resulted from the sale of $515.2 million of mortgage-backed securities available-for-sale. There were no security sales during the three months ended June 30, 2011.
Total non-interest income was $107.9 million for the six months ended June 30, 2011 as compared to $66.2 million for the same period in 2010. Included in non-interest income for the six months ended June 30, 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of $9.04 billion of securities available-for-sale. Substantially all of the proceeds from the sale of securities were used to repay borrowings as part of the Restructuring Transaction. Included in non-interest income for the six months ended June 30, 2010 were net gains on securities transactions of $61.4 million which resulted from the sale of $1.09 billion of mortgage-backed securities available-for-sale.
Total non-interest expense amounted to $85.8 million for the second quarter of 2011 as compared to $64.6 million for the second quarter of 2010. This increase was due primarily to a $19.9 million increase in Federal deposit insurance assessments and a $4.1 million increase in other non-interest expense, partially offset by a $2.9 million decrease in compensation and employee benefits.
Total non-interest expense amounted to $1.33 billion for the six months ended June 30, 2011 as compared to $131.1 million for the six months ended June 30, 2010. Included in total non-interest expense for the first six months of 2011 was a $1.17 billion loss on the extinguishment of debt related to the Restructuring Transaction. Compensation and employee benefit costs decreased $6.2 million primarily due to a $10.5 million decrease in expense related to our stock benefit plans. Federal deposit insurance expense increased $23.6 million and other expense increased $5.6 million.
Our assets decreased by $9.39 billion, or 15.4%, to $51.78 billion at June 30, 2011 from $61.17 billion at December 31, 2010. The decrease was due primarily to the Restructuring Transaction which resulted in an $8.65 billion reduction in total mortgage-backed securities.

Loans decreased $570.8 million to $30.20 billion at June 30, 2011 from $30.77 billion at December 31, 2010. Our loan production was $2.99 billion for the six months ended June 30, 2011 offset by $3.46 billion in principal repayments. For the six months ended June 30, 2010, our loan production was $3.37 billion and principal repayments amounted to $2.90 billion. The decrease in loans was due to the lower loan production in 2011 as compared to the same period in 2010 and the increased levels of repayments due primarily to elevated levels of refinancing activity caused by low market interest rates.
Total securities decreased $9.03 billion to $19.03 billion at June 30, 2011 from $28.06 billion at December 31, 2010. The decrease in securities was primarily due to sales of mortgage-backed and investment securities of $8.96 billion and $80.0 million, respectively, and principal collections on mortgage-backed securities of $2.51 billion. The sales of securities during the first six months of 2011 were primarily used to help fund the extinguishment of $12.5 billion of borrowed funds as part of the Restructuring Transaction. These decreases were partially offset by purchases of $2.97 billion of mortgage-backed securities issued by GSEs.
Recent Developments
On June 24, 2011, the Bank entered into a Memorandum of Understanding with the OTS (the “MOU”), which was reviewed and approved by the Bank’s Board of Directors (the “Bank MOU”). In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, that will enable us to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we agreed to implement an increased governance structure over compliance and risk management practices including the establishment of a Risk Committee of the Board of Directors.
The Company also entered into a separate MOU with the OTS (the “Company MOU”). In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) provide notice to the regulators in accordance with published regulatory guidance prior to declaring a dividend to shareholders and (b) provide notice to and obtain written non-objection from the regulators prior to the Company incurring any debt outside the ordinary course of business. The Company MOU does not affect our dividend policy and our current dividend to shareholders is consistent with our capital plan.
These agreements will remain in effect until modified or terminated by the OCC (with respect to the Bank MOU) and the FRB (with respect to the Company MOU), the successors to the OTS. We have been updating and revising policies and implementing programs to comply with the provisions of the Bank MOU and Company MOU, and as to many of the provisions, we believe that the Company and the Bank are already in substantial compliance and have already taken many of the steps contemplated by the MOUs.
Among our recent actions has been hiring a new Chief Risk Officer and a new Chief Compliance Officer, establishing an enterprise risk management department, reorganizing and centralizing our compliance function, enhancing our technology function and risk assessment capabilities and continuing to manage our balance sheet, capital, liquidity and interest rate risk positions consistent with the initiatives undertaken earlier this year.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010
Total assets decreased $9.39 billion, or 15.4%, to $51.78 billion at June 30, 2011 from $61.17 billion at December 31, 2010. The decrease in total assets reflected an $8.65 billion decrease in total mortgage-backed securities, a $570.8 million decrease in net loans and a $382.6 million decrease in total investment securities. Total assets decreased primarily as a result of the Restructuring Transaction completed in March 2011.
Our net loans decreased $570.8 million during the first six months of 2011 to $30.20 billion. The decrease in loans primarily reflects the elevated levels of loan repayments during the first six months of 2011 as a result of continued low market interest rates and a decrease in our loan production. Historically our focus has been on loan portfolio growth through the origination of one- to four-family first mortgage loans in New Jersey, New York, Pennsylvania and Connecticut and, to a lesser extent, the purchases of mortgage loans. For the first six months of 2011, we originated $2.70 billion and purchased $290.5 million of loans, compared to originations of $2.83 billion and purchases of $542.2 million for the first six months of 2010. The originations and purchases of loans were offset by principal repayments of $3.46 billion for the first six months of 2011, as compared to $2.90 billion for the first six months of 2010.
Loan originations declined slightly for the first six months of 2011 as compared to the same period in 2010 as the low yields on mortgage loans caused us to restrain our growth. In addition, elevated levels of refinancing activity caused by low market interest rates have caused increased levels of repayments to continue during the first six months of 2011. Our loan purchase activity has also declined as sellers from whom we have historically purchased loans are either retaining these loans in their own portfolios or selling them to the government-sponsored entities (“GSEs”). The GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. We expect that the amount of loan purchases by the Bank will continue to be at reduced levels for the near-term.
Our first mortgage loan originations and purchases during the first six months of 2011 were substantially all in one- to four-family mortgage loans. Approximately 41.0% of mortgage loan originations for the first six months of 2011 were variable-rate loans as compared to approximately 58.0% for the comparable period in 2010. Approximately 94.1% of mortgage loans purchased during the six months ended June 30, 2011 were fixed-rate mortgage loans. Fixed-rate mortgage loans accounted for 67.0% of our first mortgage loan portfolio at June 30, 2011 and 66.8% at December 31, 2010.
Non-performing loans amounted to $914.2 million, or 3.01%, of total loans at June 30, 2011 as compared to $871.3 million, or 2.82%, of total loans at December 31, 2010.
Total mortgage-backed securities decreased $8.65 billion during the first six months of 2011 to $15.38 billion. The decrease was due primarily to the sale of $8.96 billion of mortgage-backed securities, substantially all of which were sold as part of the Restructuring Transaction. The decrease in mortgage-backed securities also reflected repayments of $2.51 billion which were offset by purchases of $2.97 billion of mortgage-backed securities issued by GSEs. At June 30, 2011, variable-rate mortgage-backed securities accounted for 84.2% of our portfolio compared with 85.9% at December 31, 2010. The purchase of variable-rate mortgage-backed securities is a component of our interest rate risk management strategy. Since our loan portfolio includes a concentration of fixed-rate mortgage loans, the purchase of variable-rate mortgage-backed securities provides us with an asset that reduces our exposure to interest rate fluctuations.

Total investment securities decreased $382.6 million to $3.65 billion at June 30, 2011 as compared to $4.03 billion at December 31, 2010. The decrease in investment securities is primarily due to calls of $300.0 million and the sales of investment securities of $80.0 million as part of the Restructuring Transaction.
Total cash and cash equivalents increased $44.3 million to $713.7 million at June 30, 2011 as compared to $669.4 million at December 31, 2010. Other assets increased $320.9 million to $595.1 million at June 30, 2011 as compared to $274.2 million at December 31, 2010. The increase in other assets is due to an increase in accrued tax assets of $366.2 million. The increase in accrued tax benefit is due primarily to the Restructuring Transaction which reduced pre-tax earnings by $1.07 billion and resulted in an income tax benefit of $424.5 million.
Total liabilities decreased $8.77 billion, or 15.8%, to $46.89 billion at June 30, 2011 from $55.66 billion at December 31, 2010. The decrease in total liabilities reflected an $8.55 billion decrease in borrowed funds partially offset by a $381.5 million increase in total deposits.
Total deposits increased $381.5 million, or 1.5%, to $25.55 billion at June 30, 2011 as compared to $25.17 billion at December 31, 2010. The increase in total deposits reflected a $1.87 billion increase in our money market accounts. These increases were partially offset by a decrease of $1.33 billion in our time deposits and a $184.9 million decrease in interest-bearing transaction accounts. The increase in our money market accounts is primarily due to our offering a highly competitive rate which is comparable to the rates being offered on time deposits with maturities of up to thirteen months. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We had 135 branches at both June 30, 2011 and December 31, 2010.
Borrowings amounted to $21.13 billion at June 30, 2011 as compared to $22.03 billion at March 31, 2011 and $29.68 billion at December 31, 2010. As part of the Restructuring Transaction, we paid off $12.5 billion of structured putable borrowings and re-borrowed $5.0 billion of new short-term fixed-maturity borrowings which began to mature in April 2011 and continuing through November 2012 at a rate of $250.0 million per month. It is our intention to repay these borrowings as they mature. The extinguishment of structured putable borrowings was a necessary step in our efforts to reduce our interest rate risk and eliminate some of the liquidity uncertainties of borrowings that are putable at the discretion of the lender. During the six months ended June 30, 2011, we modified $4.0 billion of structured putable borrowings to eliminate the put option thereby further reducing our interest rate risk. All of these modifications took place during the second quarter of 2011. The weighted average cost of the borrowings modified increased by approximately 48 basis points.

Borrowings at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)
Structured borrowings:
Quarterly put option	$7,725,000	4.31%	$24,125,000	3.94%
One-time put option	4,600,000	4.52	4,950,000	4.44

	12,325,000	4.39	29,075,000	4.03

Fixed-rate/fixed-maturity borrowings	8,800,000	2.76	600,000	3.47

Total borrowed funds	$21,125,000	3.71%	$29,675,000	4.02%

At June 30, 2011, we had $6.58 billion of borrowed funds with put dates within one year. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points.
The Company has two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act. Mortgage-backed securities with an amortized cost of approximately $114.2 million are pledged as collateral for these borrowings and we have demanded the return of this collateral. We believe that we have the legal right to setoff our obligation to repay the borrowings against our right to the return of the mortgage-backed securities pledged as collateral. As a result, we believe that our potential economic loss from Lehman Brother’s failure to return the collateral is limited to the excess market value of the collateral over the $100 million repurchase price. We intend to pursue full recovery of the pledged collateral in accordance with the contractual terms of the repurchase agreements. There can be no assurances that the final settlement of this transaction will result in the full recovery of the collateral or the full amount of the claim. We have not recognized a loss in our financial statements related to these repurchase agreements as we have concluded that a loss is neither probable or estimable at June 30, 2011.
Other liabilities decreased to $211.1 million at June 30, 2011 from $269.5 million at December 31, 2010. The decrease is primarily the result of a decrease in accrued interest payable on borrowed funds of $53.1 million. The decrease in accrued interest payable on borrowed funds is due to the $8.55 billion decrease in borrowed funds to $21.13 billion at June 30, 2011.
Total shareholders’ equity decreased $622.3 million to $4.89 billion at June 30, 2011 from $5.51 billion at December 31, 2010. The decrease was primarily due to the net loss of $459.7 million for the six months ended June 30, 2011. The decrease was also due to cash dividends paid to common shareholders of $113.5 million and a $60.2 million decrease in accumulated other comprehensive income.

The accumulated other comprehensive income of $25.2 million at June 30, 2011 included a $55.9 million after-tax net unrealized gain on securities available for sale ($94.6 million pre-tax) and a $30.7 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. The accumulated other comprehensive income of $85.4 million at December 31, 2010 included a $117.3 million after-tax net unrealized gain on securities available for sale ($198.3 million pre-tax), partially offset by a $31.9 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. The change in the unrealized loss on securities available-for sale was due primarily to the sale of securities in the first quarter of 2011 which resulted in pre-tax realized gains of $102.5 million. We do not consider the investments in an unrealized loss position at June 30, 2011 to be other-than-temporarily impaired since the decline in market value is attributable to changes in interest rates and not credit quality and the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity.
As of June 30, 2011, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the first six months of 2011 pursuant to our repurchase programs. We did purchase 17,145 shares that were surrendered by employees for withholding taxes related to vesting stock awards. Our capital ratios remain in excess of the regulatory requirements for a well-capitalized bank. See “Liquidity and Capital Resources.”
At June 30, 2011, our shareholders’ equity to asset ratio was 9.44% compared with 9.01% at December 31, 2010. The ratio of average shareholders’ equity to average assets was 9.09% for the six months ended June 30, 2011 as compared to 8.96% for the six months ended June 30, 2010. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.89 at June 30, 2011 and $11.16 at December 31, 2010. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.58 as of June 30, 2011 and $10.85 at December 31, 2010. The decreases in our book value per share and tangible book value per share were primarily due to the charge to income as a result of the Restructuring Transaction and, to a lesser extent, the $60.2 million decrease in accumulated other comprehensive income. Although our shareholders’ equity declined significantly due to the charge to income as a result of the Restructuring Transaction, the decline in assets from the Restructuring Transaction resulted in the ratio of shareholders’equity to total assets and the ratio of average shareholders’ equity to average assets increasing slightly.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2011 and 2010
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended June 30, 2011 and 2010. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$29,845,530	$380,375	5.10%	$31,614,795	$426,244	5.39%
Consumer and other loans	313,139	4,077	5.21	349,749	4,654	5.32
Federal funds sold and other overnight deposits	480,382	707	0.29	886,378	576	0.26
Mortgage-backed securities at amortized cost	15,427,817	125,176	3.25	20,570,629	222,109	4.32
Federal Home Loan Bank stock	788,405	9,632	4.89	882,819	9,167	4.15
Investment securities, at amortized cost	3,919,585	32,765	3.34	5,109,046	54,830	4.29

Total interest-earning assets	50,774,858	552,732	4.35	59,413,416	717,580	4.83

Noninterest-earnings assets (4)	1,390,039			1,600,216

Total Assets	$52,164,897			$61,013,632

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$867,141	1,399	0.65	$834,784	1,555	0.75
Interest-bearing transaction accounts	2,016,548	4,013	0.80	2,374,298	6,288	1.06
Money market accounts	7,914,933	20,689	1.05	5,179,001	12,958	1.00
Time deposits	14,169,657	58,259	1.65	16,302,646	74,869	1.84

Total interest-bearing deposits	24,968,279	84,360	1.36	24,690,729	95,670	1.55

Repurchase agreements	7,720,330	86,795	4.51	15,100,000	154,992	4.12
Federal Home Loan Bank of New York advances	13,881,044	108,668	3.14	14,875,000	149,404	4.03

Total borrowed funds	21,601,374	195,463	3.63	29,975,000	304,396	4.07

Total interest-bearing liabilities	46,569,653	279,823	2.41	54,665,729	400,066	2.94

Noninterest-bearing liabilities:
Noninterest-bearing deposits	577,051			594,131
Other noninterest-bearing liabilities	216,418			278,876

Total noninterest-bearing liabilities	793,469			873,007

Total liabilities	47,363,122			55,538,736
Shareholders’ equity	4,801,775			5,474,896

Total Liabilities and Shareholders’ Equity	$52,164,897			$61,013,632

Net interest income/net interest rate spread (2)		$272,909	1.94		$317,514	1.89

Net interest-earning assets/net interest margin (3)	$4,205,205		2.14%	$4,747,687		2.13%

Ratio of interest-earning assets to interest-bearing liabilities			1.09 x			1.09	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $133.0 million and $397.8 million for the quarters ended June 30, 2011 and 2010, respectively.

General. Net income was $96.0 million for the second quarter of 2011, a decrease of $46.6 million, or 32.7%, compared with net income of $142.6 million for the second quarter of 2010. Both basic and diluted earnings per common share were $0.19 for the second quarter of 2011 as compared to basic and diluted earnings per share of $0.29, for the second quarter of 2010. For the second quarter of 2011, our annualized return on average shareholders’ equity was 8.00%, compared with 10.42% for the corresponding period in 2010. Our annualized return on average assets for the second quarter of 2011 was 0.74% as compared to 0.93% for the second quarter of 2010. The decrease in the annualized return on average equity and assets is primarily due to the decrease in net income during the second quarter of 2011.
Interest and Dividend Income. Total interest and dividend income for the second quarter of 2011 decreased $164.9 million, or 23.0%, to $552.7 million from $717.6 million for the second quarter of 2010. The decrease in total interest and dividend income was due to a decrease of 48 basis points in the annualized weighted-average yield on total interest-earning assets to 4.35% for the second quarter of 2011 from 4.83% for the same quarter in 2010. The decrease in total interest and dividend income was also due to a decrease in the average balance of total interest-earning assets of $8.64 billion, or 14.5%, to $50.77 billion for the second quarter of 2011 as compared to $59.41 billion for the second quarter of 2010. The decrease in the average balance of total interest-earning assets was due primarily to the Restructuring Transaction.
Interest on first mortgage loans decreased $45.8 million to $380.4 million for the second quarter of 2011 as compared to $426.2 million for the second quarter of 2010. This was primarily due to a $1.76 billion decrease in the average balance of first mortgage loans to $29.85 billion for the second quarter of 2011 from $31.61 billion for the same quarter in 2010. During the first six months of 2011 our mortgage loan portfolio decreased as refinancing activity resulted in continued elevated levels of loan repayments.
The decrease in interest income on mortgage loans was also due to a 29 basis point decrease in the weighted-average yield to 5.10% for the 2011 second quarter from 5.39% for the 2010 second quarter. The decrease in the average yield earned was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. During the first six months of 2011, existing mortgage customers refinanced or recast approximately $1.11 billion in mortgage loans with a weighted average rate of 5.71% to a new weighted average rate of 4.68%. During the first six months of 2010, existing mortgage customers refinanced or recast approximately $1.14 billion in mortgage loans with a weighted average rate of 5.93% to a new weighted average rate of 5.10%.
Interest on consumer and other loans decreased $577,000 to $4.1 million for the second quarter of 2011 from $4.7 million for the second quarter of 2010. The average balance of consumer and other loans decreased $36.6 million to $313.1 million for the second quarter of 2011 as compared to $349.7 million for the second quarter of 2010 and the average yield earned decreased 11 basis points to 5.21% from 5.32% for the same respective periods.
Interest on mortgage-backed securities decreased $96.9 million to $125.2 million for the second quarter of 2011 as compared to $222.1 million for the second quarter of 2010. This decrease was due primarily to a $5.14 billion decrease in the average balance of mortgage-backed securities to $15.43 billion during the second quarter of 2011 as compared to $20.57 billion for the second quarter of 2010. The decrease in interest on mortgage-backed securities was also due to a 107 basis point decrease in the weighted-average yield to 3.25% for the second quarter of 2011 from 4.32% for the second quarter of 2010. The decrease in the average balance of mortgage-backed securities was due primarily to the effects of the Restructuring Transaction.
The decrease in the weighted average yield on mortgage-backed securities is a result of lower yields on securities purchased during 2010 when market interest rates were lower than the yield earned on the existing portfolio.
Interest on investment securities decreased $22.0 million to $32.8 million for the second quarter of 2011 as compared to $54.8 million for the second quarter of 2010. This decrease was due primarily to a $1.19 billion decrease in the average balance of investment securities to $3.92 billion for the second quarter of 2011 from $5.11 billion for the second quarter of 2010. In addition, the average yield earned on investment securities decreased 95 basis points to 3.34% for the second quarter of 2011 as compared to 4.29% for the second quarter of 2010. The decrease in the average yield earned reflects current market interest rates.
Dividends on FHLB stock increased $465,000, or 5.1%, to $9.6 million for the second quarter of 2011 as compared to $9.2 million for the second quarter of 2010. This increase was due primarily to a 74 basis point increase in the average dividend yield earned to 4.89% as compared to 4.15% for the second quarter of 2010. The effect of the increase in the average dividend yield was partially offset by a $94.4 million decrease in the average balance of FHLB stock to $788.4 million for the second quarter of 2011 as compared to $882.8 million for the second quarter of 2010.
Interest on Federal funds sold amounted to $707,000 for the second quarter of 2011 as compared to $576,000 for the second quarter of 2010. The average balance of Federal funds sold amounted to $480.4 million for the second quarter of 2011 as compared to $886.4 million for the second quarter of 2010. The yield earned on Federal funds sold was 0.29% for the 2011 second quarter and 0.26% for the 2010 second quarter. The decrease in the average balance of Federal funds sold is primarily a result of the repayment of short-term borrowings which were used to help fund the Restructuring Transaction.
Interest Expense. Total interest expense for the quarter ended June 30, 2011 decreased $120.3 million, or 30.1%, to $279.8 million from $400.1 million for the quarter ended June 30, 2010. This decrease was primarily due to an $8.10 billion, or 14.8%, decrease in the average balance of total interest-bearing liabilities to $46.57 billion for the quarter ended June 30, 2011 compared with $54.67 billion for the second quarter of 2010. The decrease was also due to a 53 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 2.41% for the quarter ended June 30, 2011 compared with 2.94% for the quarter ended June 30, 2010. The decrease in the average balance of total interest-bearing liabilities was due to the reduction of total borrowings as part of the Restructuring Transaction.
Interest expense on our time deposit accounts decreased $16.6 million to $58.3 million for the second quarter of 2011 as compared to $74.9 million for the second quarter of 2010. This decrease was due to a $2.13 billion decrease in the average balance of time deposit accounts to $14.17 billion for the second quarter of 2011 from $16.30 billion for the second quarter of 2010 as a portion of our maturing time deposits transferred to our money market account. During the second quarter of 2011, we were offering a highly competitive rate on our money market account which was comparable to the rates being offered on time deposits with maturities of up to thirteen months. The decrease in interest expense on time deposits was also due to a 19 basis point decrease in the annualized weighted-average cost to 1.65% for the second quarter of 2011 compared with 1.84% for the second quarter of 2010 as maturing time deposits were renewed or replaced by new time deposits at lower rates. Interest expense on money market accounts increased $7.7 million to $20.7 million for the second quarter of 2011 as compared to $13.0 million for the same period in 2010. This increase was due to an increase in the average balance of $2.73 billion to $7.91 billion for the second quarter of 2011 as compared to $5.18 billion for the second quarter of 2010. This increase was also due to an increase in the annualized weighted-average cost of 5 basis points to 1.05% for the second quarter of 2011 compared with 1.00% for the second quarter of 2010. Interest expense on our interest-bearing transaction accounts decreased $2.3 million to $4.0 million for the second quarter of 2011 from $6.3 million for the same period in 2010. The decrease is due to a 26 basis point decrease in the annualized weighted-average cost to 0.80%, and a $357.8 million decrease in the average balance to $2.02 billion for the second quarter of 2011 as compared to $2.37 billion for the second quarter of 2010.
The decrease in the average cost of deposits during 2011 reflected lower market interest rates and our decision to lower deposit rates to slow deposit growth. At June 30, 2011, time deposits scheduled to mature within one year totaled $9.21 billion with an average cost of 1.27%. These time deposits are scheduled to mature as follows: $3.46 billion with an average cost of 1.02% in the third quarter of 2011, $2.76 billion with an average cost of 1.39% in the fourth quarter of 2011, $1.76 billion with an average cost of 1.59% in the first quarter of 2012 and $1.23 billion with an average cost of 1.24% in the second quarter of 2012. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.
Interest expense on borrowed funds decreased $108.9 million to $195.5 million for the second quarter of 2011 as compared to $304.4 million for the second quarter of 2010. This decrease was primarily due to an $8.38 billion decrease in the average balance of borrowed funds to $21.60 billion for the second quarter of 2011 as compared to $29.98 billion for the second quarter of 2010. This decrease was also due to a 44 basis point decrease in the weighted-average cost of borrowed funds to 3.63% for the second quarter of 2011 as compared to 4.07% for the second quarter of 2010. The decrease in the average balance and cost of our borrowings is due to the effects of the Restructuring Transaction. The Restructuring Transaction involved the re-borrowing of $5.00 billion of short-term fixed-rate/fixed-maturity funds with an average cost of 0.66%. These borrowings mature at a rate of $250.0 million per month from April 2011 through November 2012. As these borrowings mature we intend to repay them with deposit growth or with excess cash flows received from the repayment of mortgage loans and mortgage-backed securities. Borrowings scheduled to mature over the next 12 months are as follows: $900.0 million with an average cost of 0.94% in the third quarter of 2011, $750.0 million with an average cost of 0.55% in the fourth quarter of 2011, $900.0 million with an average cost of 0.98% in the first quarter of 2012 and $750.0 million with an average cost of 0.74% in the second quarter of 2012. During the first six months of 2011, we modified $4.00 billion of structured putable borrowings to eliminate the put option thereby further reducing our interest rate risk.
At June 30, 2011, we had $6.58 billion of borrowings with put dates within one year as compared to $22.83 billion at December 31, 2010. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. See “Liquidity and Capital Resources.”
Net Interest Income. Net interest income decreased $44.6 million, or 14.1%, to $272.9 million for the second quarter of 2011 as compared to $317.5 million for the second quarter of 2010. Our net interest rate spread increased to 1.94% for the second quarter of 2011 as compared to 1.50% for the first quarter of 2011 and 1.89% for the second quarter of 2010. Our net interest margin increased to 2.14% for the second quarter of 2011 as compared to 1.72% for the linked first quarter of 2011 and 2.13% for the second quarter of 2010. These increases were due primarily to the effects of the Restructuring Transaction.
Provision for Loan Losses. The provision for loan losses amounted to $30.0 million for the quarter ended June 30, 2011 as compared to $50.0 million for the quarter ended June 30, 2010. The ALL amounted to $262.3 million at June 30, 2011 and $236.6 million at December 31, 2010. The decrease in the provision for loan losses for the quarter ended June 30, 2011 was due primarily to the stabilization in both the level of net charge-offs and the growth rate of non-performing loans, the reduction in early stage delinquencies and a decrease in the size of the loan portfolio. These factors were tempered by the continued decline in home prices, although at a slower rate than during the recent recessionary cycle, and continued elevated levels of unemployment. We recorded our provision for loan losses during the first six months of 2011 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original LTV ratios of less than 80%. The average LTV ratio of our 2011 first mortgage loan originations and our total first mortgage loan portfolio were 66.8% and 60.8%, respectively, using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the second quarter of 2011, we concluded that home values in our lending markets continued to decline from 2010 levels, as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market.
The national economy was in a recessionary cycle during 2009 and 2010 with the housing and real estate markets suffering significant losses in value. Economic conditions have improved but at a slower pace than anticipated during the second quarter of 2011. Home sale activity and real estate valuations have remained at reduced levels during the second quarter of 2011 and unemployment, while improving, remained at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.
Non-performing loans amounted to $914.2 million at June 30, 2011 as compared to $871.3 million at December 31, 2010 and $790.1 million at June 30, 2010. Non-performing loans at June 30, 2011 included $902.9 million of one- to four-family first mortgage loans as compared to $858.3 million at December 31, 2010. The ratio of non-performing loans to total loans was 3.01% at June 30, 2011 compared with 2.82% at December 31, 2010 and 2.46% at June 30, 2010. Loans delinquent 30 to 59 days amounted to $408.5 million at June 30, 2011 as compared to $418.9 million at December 31, 2010 and $396.5 million at June 30, 2010. Loans delinquent 60 to 89 days amounted to $170.4 million at June 30, 2011 as compared to $193.2 million at December 31, 2010 and $168.6 million at June 30, 2010. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) declined $33.1 million to $579.0 million at June 30, 2011 from $612.1 million at December 31, 2010. Foreclosed real estate amounted to $38.4 million at June 30, 2011 as compared to $45.7 million at December 31, 2010. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values in recent years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios have helped to moderate our charge-offs.
At June 30, 2011, the ratio of the ALL to non-performing loans was 28.69% as compared to 27.15% at December 31, 2010 and 24.42% at June 30, 2010. The ratio of the ALL to total loans was 0.86% at June 30, 2011 as compared to 0.77% at December 31, 2010 and 0.60% at June 30, 2010. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL and non-performing loans. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.
We generally obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs amounted to $28.6 million for the second quarter of 2011 as compared to $23.4 million for the first quarter of 2011 and $24.2 million for the second quarter of 2010. These charge-offs were primarily due to the results of our reappraisal process for our non-performing residential first mortgage loans with 74 loans disposed of through the foreclosure process during the first six months of 2011 with a final realized gain on sale (after previous charge-offs and write-downs of $8.2 million) of approximately $822,000. Recoveries of amounts previously charged-off amounted to $5.6 million for the second quarter of 2011 as compared to $2.2 million for the first quarter of 2011 and $1.3 million for the second quarter of 2010. Write-downs on foreclosed real estate amounted to $3.7 million for the first six months of 2011. The results of our reappraisal process and our recent charge-off history are also considered in the determination of the ALL.
As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at June 30, 2011, 79.9% of our loan portfolio and 72.7% of our non-performing loans are located in the New York metropolitan area. We generally obtain updated collateral values by the time a loan becomes 180 days past due which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use the house price indices to identify geographic areas experiencing weaknesses in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we increased certain loss factors used in our quantitative analysis of the ALL for one- to four- family mortgage loans during the first six months of 2011. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We generally obtain updated collateral values by the time a loan becomes 180 days past due. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 13.1% at June 30, 2011 and was approximately 13.3% at December 31, 2010. Our one- to four- family mortgage loans represent 98.8% of our total loans. The recent adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.
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
We consider the average LTV ratio of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all of our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at June 30, 2011 was 60.8%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans, using appraised values at the time of origination, was 74.9% at June 30, 2011. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 72.7% of our non-performing loans were located at June 30, 2011, by approximately 23% from the peak of the market in 2006 through April 2011 and by 32% nationwide during that period. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the allowance for loan losses. There can be no assurance whether significant further declines in house values may occur and result in a higher loss experience and increased levels of charge-offs and loan loss provisions. Further, no assurance can be given in any particular case that our LTV ratios will provide full protection in the event of borrower default.
Net charge-offs amounted to $23.0 million for the second quarter of 2011 as compared to net charge-offs of $22.8 million for the corresponding period in 2010. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have recently affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and our foreclosure process and timing to completion of foreclosures may be further delayed. If real estate prices do not improve or continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.
At June 30, 2011 and December 31, 2010, commercial and construction loans evaluated for impairment in accordance with FASB guidance amounted to $15.6 million and $16.7 million, respectively. Based on this evaluation, we established an ALL of $4.9 million for loans classified as impaired at June 30, 2011 compared to $5.1 million at December 31, 2010.
Although we believe that we have established and maintained the ALL at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Changes in our loss experience on non-performing loans, the loss factors used in our quantitative analysis of the ALL and continued increases in overall loan delinquencies can have a significant impact on our need for increased levels of loan loss provisions in the future. Although we use the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”
Non-Interest Income. Total non-interest income was $2.7 million for the second quarter 2011 as compared to $33.2 million for the same quarter in 2010. Included in non-interest income for the second quarter of 2010 were net gains on securities transactions of $30.6 million which resulted from the sale of $515.2 million of mortgage-backed securities available-for-sale. There were no security sales during the three months ended June 30, 2011.
Non-Interest Expense. Total non-interest expense amounted to $85.8 million for the second quarter of 2011 as compared to $64.6 million for the second quarter of 2010. This increase was due primarily to a $19.9 million increase in Federal deposit insurance assessments and a $4.1 million increase in other non-interest expense, partially offset by a $2.9 million decrease in compensation and employee benefits.
Compensation and employee benefit costs decreased $2.9 million, or 8.8%, to $29.9 million for the second quarter of 2011 as compared to $32.8 million for the same period in 2010. This decrease was primarily due to a $4.7 million decrease in expense related to our stock benefit plans due primarily to decreases in the market price of our common stock. This decrease was partially offset by a $687,000 increase in medical expenses, a $379,000 increase in pension costs and a $749,000 increase in compensation costs. The increase in compensation costs was due primarily to normal increases in salary as well as additional full time employees. At June 30, 2011, we had 1,577 full-time equivalent employees as compared to 1,562 at December 31, 2010 and 1,557 at June 30, 2010. A portion of the increased staffing is in the areas of compliance and risk management. We have increased and expect to further increase staffing in those areas in connection with our transition to the OCC as our primary regulator and the requirements of the MOU. This will result in a continued increase in compensation costs that is likely to increase our non-interest expense.

Federal deposit insurance expense increased $19.9 million, or 149.6%, to $33.2 million for the second quarter of 2011 from $13.3 million for the second quarter of 2010. This increase was due primarily to the new deposit assessment methodology adopted by the Federal Deposit Insurance Corporation that became effective on April 1, 2011 and which redefined the assessment base as average consolidated total assets minus average tangible equity. Previously, deposit insurance assessments were based on the amount of deposits.
Included in other expense for the second quarter of 2011 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate of $2.1 million as compared to $173,000 for the second quarter of 2010. This increase was due primarily to increased activity in foreclosed real estate. We sold 45 properties during the second quarter of 2011 and had 123 properties in foreclosed real estate, 54 of which were under contract to sell as of June 30, 2011. For the second quarter of 2010, we sold 8 properties and had 52 properties in foreclosed real estate, of which 9 were under contract to sell as of June 30, 2010.
Income Taxes. Income tax expense amounted to $63.8 million for the second quarter of 2011 compared with income tax expense $93.5 million for the same quarter in 2010. Our effective tax rate for the second quarter of 2011 was 39.92% compared with 39.61% for the second quarter of 2010.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010
Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the six months ended June 30, 2011 and 2010. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Six Months Ended June 30,
	2011				2010
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$29,947,703	$763,328	5.10%		$31,555,931	$854,405	5.42%
Consumer and other loans	317,250	8,225	5.19		354,169	9,413	5.32
Federal funds sold and other overnight deposits	1,007,679	1,418	0.28		838,112	1,025	0.25
Mortgage-backed securities at amortized cost	18,455,170	308,484	3.34		20,417,100	453,827	4.45
Federal Home Loan Bank stock	828,288	22,433	5.42		878,816	21,540	4.90
Investment securities, at amortized cost	3,958,925	66,367	3.35		5,205,697	112,240	4.31

Total interest-earning assets	54,515,015	1,170,255	4.29		59,249,825	1,452,450	4.90

Noninterest-earnings assets (4)	1,358,562				1,617,883

Total Assets	$55,873,577				$60,867,708

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$863,895	2,772	0.65		$815,904	3,022	0.75
Interest-bearing transaction accounts	2,064,324	8,159	0.80		2,289,876	13,797	1.22
Money market accounts	7,451,303	38,556	1.04		5,221,284	29,688	1.15
Time deposits	14,522,391	119,191	1.66		16,270,803	153,082	1.90

Total interest-bearing deposits	24,901,913	168,678	1.37		24,597,867	199,589	1.64

Repurchase agreements	10,687,277	226,488	4.27		15,100,000	306,421	4.09
Federal Home Loan Bank of New York advances	14,447,292	245,779	3.43		14,875,000	297,781	4.04

Total borrowed funds	25,134,569	472,267	3.79		29,975,000	604,202	4.06

Total interest-bearing liabilities	50,036,482	640,945	2.58		54,572,867	803,791	2.97

Noninterest-bearing liabilities:
Noninterest-bearing deposits	518,199				537,283
Other noninterest-bearing liabilities	240,871				304,347

Total noninterest-bearing liabilities	759,070				841,630

Total liabilities	50,795,552				55,414,497
Shareholders’ equity	5,078,025				5,453,211

Total Liabilities and Shareholders’ Equity	$55,873,577				$60,867,708

Net interest income/net interest rate spread (2)		$529,310	1.71			$648,659	1.93

Net interest-earning assets/net interest margin (3)	$4,478,533		1.92%		$4,676,958		2.17%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.09	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.

(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $166.5 million and $381.7 million for the six months ended June 30, 2011 and 2010, respectively.

General. Net loss was $459.7 million for the first six months of 2011, a decrease of $751.2 million, or 257.7%, compared with net income of $291.5 million for the first six months of 2010. Both basic and diluted loss per common share were $0.93 for the first six months of 2011 as compared to $0.59 for both basic and diluted earnings per share for the first six months of 2010. For the first six months of 2011, our annualized return on average shareholders’ equity was (18.10)%, compared with 10.69% for the corresponding period in 2010. Our annualized return on average assets for the first six months of 2011 was (1.65)% as compared to 0.96% for the first six months of 2010. The decrease in the annualized return on average equity and assets is primarily due to the net loss in the first six months of 2011 due to the Restructuring Transaction completed in March 2011.
Interest and Dividend Income. Total interest and dividend income for the six months ended June 30, 2011 decreased $282.2 million, or 19.4%, to $1.17 billion from $1.45 billion for the six months ended June 30, 2010. The decrease in total interest and dividend income was primarily due to a decrease of 61 basis points in the annualized weighted-average yield on total interest-earning assets to 4.29% for the second quarter of 2011 from 4.90% for the same quarter in 2010. The decrease in total interest and dividend income was also due to a decrease in the average balance of total interest-earning assets of $4.73 billion, or 8.0%, to $54.52 billion for the second quarter of 2011 as compared to $59.25 billion for the second quarter of 2010. The decrease in the average balance of total interest-earning assets was due primarily to the effects of the Restructuring Transaction.
For the six months ended June 30, 2011, interest on first mortgage loans decreased $91.1 million, or 10.7%, to $763.3 million as compared to $854.4 million for the six months ended June 30, 2010. This was primarily due to a 32 basis point decrease in the weighted-average yield to 5.10% for the six months ended June 30, 2011 as compared to 5.42% for the same period in 2010. The decrease in interest income on mortgage loans was also due to a $1.61 billion decrease in the average balance of first mortgage loans to $29.95 billion for the six months ended June 30, 2011 from $31.56 billion for the same period in 2010. Refinancing activity, which resulted in continued elevated levels of loan repayments, also had an impact on the average balance of our first mortgage loans during the first six months of 2011. During the first six months of 2011, existing mortgage customers refinanced or recast approximately $1.11 billion in mortgage loans with a weighted average rate of 5.71% to a new weighted average rate of 4.68%.
Interest on consumer and other loans decreased $1.2 million to $8.2 million for the first six months of 2011 from $9.4 million for the first six months of 2010. The average balance of consumer and other loans decreased $36.9 million to $317.3 million for the first six months of 2011 as compared to $354.2 million for the first six months of 2010 and the average yield earned decreased 13 basis points to 5.19% from 5.32% for the same respective periods.
Interest on mortgage-backed securities decreased $145.3 million to $308.5 million for the six months ended June 30, 2011 as compared to $453.8 million for the six months ended June 30, 2010. This decrease was due primarily to a 111 basis point decrease in the weighted-average yield to 3.34% for the first six months of 2011 from 4.45% for the first six months of 2010. The decrease in interest income on mortgage-backed securities was also due to a $1.96 billion decrease in the average balance of mortgage-backed securities to $18.46 billion during the first six months of 2011 as compared to $20.42 billion for the same period in 2010. The decrease in the average balance of mortgage-backed securities was due primarily to the effects of the Restructuring Transaction. The decrease in the weighted average yield on mortgage-backed securities is a result of lower yields on securities purchased during 2010 when market interest rates were lower than the yield earned on the existing portfolio.

For the six months ended June 30, 2011 interest on investment securities decreased $45.8 million to $66.4 million as compared to $112.2 million for the six months ended June 30, 2010. This decrease was due to a $1.25 billion decrease in the average balance of investment securities to $3.96 billion for the first six months of 2011 from $5.21 billion for the first six months of 2010. In addition, the average yield of investment securities decreased 96 basis points to 3.35% for the first six months of 2011 as compared to 4.31% for the same period in 2010. The decrease in the average yield earned reflects current market interest rates.
Dividends on FHLB stock increased $893,000, or 4.1%, to $22.4 million for the six months ended June 30, 2011 as compared to $21.5 million for the comparable period in 2010. This increase was due primarily to a 52 basis point increase in the average dividend yield earned to 5.42% as compared to 4.90% for the first six months of 2010. The effect of the increase in the average dividend yield was partially offset by a $50.5 million decrease in the average balance of FHLB stock to $828.3 million for the first six months of 2011 as compared to $878.8 million for the same period in 2010.
Interest on Federal funds sold amounted to $1.4 million for the six months ended June 30, 2011 as compared to $1.0 million for the first six months of 2010. The average balance of Federal funds sold amounted to $1.01 billion for the first six months of 2011 as compared to $838.1 million for the same period in 2010. The yield earned on Federal funds sold was 0.28% for the six months ended June 30, 2011 and 0.25% for the six months ended June 30, 2010. The increase in the average balance of Federal funds sold is primarily a result of the timing of the debt extinguishments and the proceeds from securities sales and new borrowings in the Restructuring Transaction.
Interest Expense. Total interest expense for the six months ended June 30, 2011 decreased $162.9 million, or 20.3%, to $640.9 million from $803.8 million for the six months ended June 30, 2010. This decrease was primarily due to a 39 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 2.58% for the six months ended June 30, 2011 compared with 2.97% for the six months ended June 30, 2010. The decrease was also due to a $4.53 billion, or 8.3%, decrease in the average balance of total interest-bearing liabilities to $50.04 billion for the six months ended June 30, 2011 compared with $54.57 billion for the six months ended June 30, 2010. The decrease in the average balance of total interest-bearing liabilities was due to the reduction of total borrowings as part of the Restructuring Transaction.
Interest expense on our time deposit accounts decreased $33.9 million to $119.2 million for the first six months of 2011 as compared to $153.1 million for the first six months of 2010. This decrease was due to a 24 basis point decrease in the annualized weighted-average cost to 1.66% for the first six months of 2011 compared with 1.90% for the first six months of 2010 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was also due to a $1.75 billion decrease in the average balance of time deposit accounts to $14.52 billion for the first six months of 2011 from $16.27 billion for the first six months of 2010. Interest expense on money market accounts increased $8.9 million to $38.6 million for the first six months of 2011 as compared to $29.7 million for the same period in 2010. This increase was due to an increase in the average balance of money market accounts from $2.23 billion to $7.45 billion for the first six months of 2011 as compared to $5.22 billion for the first six months of 2010. This increase was partially offset by a decrease in the annualized weighted-average cost of 11 basis points to 1.04% for the first six months of 2011 compared with 1.15% for the first six months of 2010. Interest expense on our interest-bearing transaction accounts decreased $5.6 million to $8.2 million for the first six months of 2011 from $13.8 million for the same period in 2010. The decrease is due to a 42 basis point decrease in the annualized weighted-average cost to 0.80%, and a $225.6 million decrease in the average balance to $2.06 billion for the first six months of 2011 as compared to $2.29 billion for the first six months of 2010.
The decrease in the average cost of deposits during 2011 reflected lower market interest rates and our decision to lower deposit rates to slow deposit growth.
Interest expense on borrowed funds decreased $131.9 million to $472.3 million for the six months ended June 30, 2011 as compared to $604.2 million for the six months ended June 30, 2010. This decrease was primarily due to a $4.85 billion decrease in the average balance of borrowed funds to $25.13 billion for the first six months of 2011 as compared to $29.98 billion for the first six months of 2010. This decrease was also due to a 27 basis point decrease in the weighted-average cost of borrowed funds to 3.79% for the first six months of 2011 as compared to 4.06% for the first six months of 2010. The decrease in the average balance and cost of our borrowings is due to the effects of the Restructuring Transaction. Borrowings amounted to $21.13 billion at June 30, 2011 with an average cost of 3.71%. During the first six months of 2011, we modified $4.00 billion of structured putable borrowings to eliminate the put option thereby further reducing our interest rate risk.
At June 30, 2011, we had $6.58 billion of borrowings with put dates within one year as compared to $22.83 billion at December 31, 2010. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. See “Liquidity and Capital Resources.”
Net Interest Income. Net interest income decreased $119.4 million, or 18.4%, to $529.3 million for the first six months of 2011 as compared to $648.7 million for the first six months of 2010. During the first six months of 2011, our net interest rate spread decreased 22 basis points to 1.71% and our net interest margin decreased 25 basis points to 1.92% as compared to 2.17% for the same period in 2010. The decrease in our net interest rate spread and net interest margin was due primarily to the low market interest rates that resulted in lower yields on our mortgage-related interest-earning assets as customers refinanced to lower mortgage rates and our new loan production and asset purchases were at the current low market interest rates. Mortgage-related assets represented 88.8% of our average interest-earning assets during the first six months of 2011.
Provision for Loan Losses. The provision for loan losses amounted to $70.0 million for the six months ended June 30, 2011 as compared to $100.0 million for the six months ended June 30, 2010. The ALL amounted to $262.3 million at June 30, 2011 and $236.6 million at December 31, 2010. The decrease in the provision for loan losses for the quarter ended June 30, 2011 was a result of a stabilization in both the level of net charge-offs and the growth rate of non-performing loans as well as a decrease in the size of the loan portfolio. These factors were tempered by the continued decline in home prices although at a slower rate than during the recent recessionary cycle. We recorded our provision for loan losses during the first six months of 2011 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010 — Provision for Loan Losses.”
Non-Interest Income. Total non-interest income was $107.9 million for the six months ended June 30, 2011 as compared to $66.2 million for the same period in 2010. Included in non-interest income for the six months ended June 30, 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of $9.04 billion of securities available-for-sale. Substantially all of the proceeds from the sale of securities were used to repay borrowings as part of the Restructuring Transaction. Included in non-interest income for the six months ended June 30, 2010 were net gains on securities transactions of $61.4 million which resulted from the sale of $1.09 billion of mortgage-backed securities available-for-sale.
Non-Interest Expense. Total non-interest expense amounted to $1.33 billion for the six months ended June 30, 2011 as compared to $131.1 million for the six months ended June 30, 2010. Included in total non-interest expense for the first six months of 2011 was a $1.17 billion loss on the extinguishment of debt related to the Restructuring Transaction.
Compensation and employee benefit costs decreased $6.2 million, or 9.2%, to $60.8 million for the first six months of 2011 as compared to $67.0 million for the same period in 2010. The decrease in compensation costs is primarily due to a $10.5 million decrease in expense related to our stock benefit plans due primarily to decreases in the market price of our common stock. This decrease was partially offset by an increase in medical expenses of $2.3 million and a $1.7 million increase in compensation costs due primarily to normal increases in salary as well as additional full time employees.
For the six months ended June 30, 2011 Federal deposit insurance increased $23.6 million, or 91.1%, to $49.5 million from $25.9 million for the six months ended June 30, 2010.
Included in other non-interest expense for the six months ended June 30, 2011 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate, of $2.8 million as compared to $1.5 million for the comparable period in 2010. We sold 74 properties during the first six months of 2011 as compared to 38 properties for the same period in 2010.
Income Taxes. Income tax benefit amounted to $299.5 million for the first six months of 2011 compared with income tax expense $192.3 million for the same quarter in 2010. Our effective tax rate for the first six months of 2011 was 39.45% compared with 39.75% for the first six months of 2010. The income tax benefit in the first six months of 2011 was due to the loss before income taxes of $759.2 million.

Asset Quality
Credit Quality
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties. Our lending market areas generally consists of those states that are east of the Mississippi River and as far south as South Carolina.
The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	June 30, 2011		December 31, 2010
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family:
Amortizing	$24,238,748	79.80%	$24,912,935	80.56%
Interest-only	5,065,540	16.68	5,136,463	16.61
FHA/VA	718,204	2.36	499,724	1.62
Multi-family and commercial	42,460	0.14	48,067	0.16
Construction	8,368	0.03	9,081	0.03

Total first mortgage loans	30,073,320	99.01	30,606,270	98.98

Consumer and other loans
Fixed-rate second mortgages	144,746	0.48	160,896	0.52
Home equity credit lines	134,688	0.44	137,467	0.44
Other	20,722	0.07	19,264	0.06

Total consumer and other loans	300,156	0.99	317,627	1.02

Total loans	30,373,476	100.00%	30,923,897	100.00%

Deferred loan costs	92,026		86,633
Allowance for loan losses	(262,306)		(236,574)

Net loans	$30,203,196		$30,773,956

At June 30, 2011, first mortgage loans secured by one-to four-family properties accounted for 98.8% of total loans. Fixed-rate mortgage loans represent 67.0% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.
Included in our loan portfolio at June 30, 2011 are interest-only loans of approximately $5.07 billion, or 16.7%, of total loans as compared to $5.14 billion, or 16.6%, of total loans at December 31, 2010. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $192.3 million, or 21.0%, of non-performing loans at June 30, 2011 as compared to non-performing interest-only loans of $179.3 million, or 20.6%, of non-performing loans at December 31, 2010.
In addition to our full documentation loan program, we originate and purchase loans to certain eligible borrowers as limited documentation loans. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for limited documentation loans to complete a FreddieMac/FannieMae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We also allow certain borrowers to obtain mortgage loans without disclosing income levels and without any verification of income. In these cases, we require verification of the borrowers’ assets. We are able to provide data relating to limited documentation loans that we originate. Originated loans overall represent 67.2% of our one- to four- family first mortgage loans. As part of our wholesale loan program, we allow sellers to include limited documentation loans in each pool of purchased mortgage loans but limit the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have a maximum LTV ratio of 60% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale limited documentation loans on our mortgage loan system. Included in our loan portfolio at June 30, 2011 are $3.72 billion of originated amortizing limited documentation loans and $971.8 million of originated limited documentation interest-only loans. Non-performing loans at June 30, 2011 include $112.4 million of originated amortizing limited documentation loans and $62.6 million of originated interest-only limited documentation loans as compared to $91.5 million and $58.3 million, respectively, at December 31, 2010.
The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At June 30, 2011		At December 31, 2010
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans
New Jersey	43.9%	48.0%	44.0%	45.7%
New York	21.0	18.3	19.9	18.7
Connecticut	15.0	6.4	14.5	6.5

Total New York metropolitan area	79.9	72.7	78.4	70.9

Pennsylvania	4.1	1.4	3.1	1.2
Virginia	3.1	3.9	3.5	4.6
Illinois	2.6	4.7	3.0	4.9
Maryland	2.3	4.1	2.7	4.4
All others	8.0	13.2	9.3	14.0

Total Outside New York metropolitan area	20.1	27.3	21.6	29.1

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets
The following table presents information regarding non-performing assets as of the dates indicated.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Non-accrual loans:
Amortizing residential first mortgage loans	$632,726	$614,758
Interest-only residential first mortgage loans	192,283	179,348
Troubled debt restructurings	2,564	—
Multi-family and commercial mortgages	531	1,117
Construction loans	7,002	7,560
Consumer and other loans	3,788	4,320

Total non-accrual loans	838,894	807,103
Accruing loans delinquent 90 days or more	75,345	64,156

Total non-performing loans	914,239	871,259
Foreclosed real estate, net	38,364	45,693

Total non-performing assets	$952,603	$916,952

Non-performing loans to total loans	3.01%	2.82%
Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.
The following table is a comparison of our delinquent loans at June 30, 2011 and December 31, 2010:

	30-59 Days		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
At June 30, 2011
One- to four- family first mortgages:
Amortizing	879	$316,774	357	$130,720	2,113	$635,290
Interest-only	110	65,416	45	26,618	188	192,283
FHA/VA first mortgages	103	21,816	45	10,540	281	75,345
Multi-family and commercial mortgages	3	1,334	3	1,717	2	531
Construction loans	—	—	—	—	6	7,002
Consumer and other loans	38	3,196	15	846	37	3,788

Total	1,133	$408,536	465	$170,441	2,627	$914,239

Delinquent loans to total loans		1.35%		0.56%		3.01%

At December 31, 2010
One- to four- family first mortgages:
Amortizing	940	$342,990	415	$151,800	1,839	$614,758
Interest-only	72	47,479	45	29,570	305	179,348
FHA/VA first mortgages	96	20,594	40	9,730	234	64,156
Multi-family and commercial mortgages	4	3,199	2	1,199	4	1,117
Construction loans	—	—	—	—	6	7,560
Consumer and other loans	45	4,644	14	946	42	4,320

Total	1,157	$418,906	516	$193,245	2,430	$871,259

Delinquent loans to total loans		1.35%		0.62%		2.82%

We adopted Accounting Standards Update (“ASU”) No. 2011-02 on April 1, 2011 which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. As a result of our adoption of ASU No. 2011-02, we determined that approximately $26.2 million of residential mortgage loans were troubled debt restructurings that were not previously considered as such.
Loans modified in a troubled debt restructuring totaled $41.8 million at June 30, 2011 of which $1.9 million are 30 days past due, $1.8 million are 60-89 days past due and $2.6 million are 90 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. At December 31, 2010, loans modified in a troubled debt restructuring totaled $11.1 million. These loans were current at the time of their restructuring and were in compliance with the terms of their restructure agreement at December 31, 2010.
Upon request, we will generally agree to a short-term payment plan for certain residential mortgage loan borrowers. Many of these customers are current as to their mortgage payments, but may be anticipating a short-term cash flow need and want to protect their credit history. The extent of these plans is generally limited to a six-month deferral of principal payments. Pursuant to these short-term payment plans, we do not modify mortgage notes, recast legal documents, extend maturities or reduce interest rates. We also do not forgive any interest or principal. These loans have not been classified as troubled debt restructurings since we collect all principal and interest, the deferral period is short and any reduction in the present value of cash flows is due to the insignificant delay in the timing of principal payments. As a result, these restructurings did not meet the requirements in ASU No. 2011-02 to be considered a troubled debt restructuring. The principal balance of loans with payment plans at June 30, 2011 amounted to $27.9 million, including $20.5 million of loans that are current, $2.5 million that are 30 to 59 days past due, $2.9 million that are 60 to 89 days past due and $2.0 million that are 90 days or more past due. The principal balance of loans with payment plans at December 31, 2010 amounted to $81.3 million, including loans that were determined to be troubled debt restructurings as a result of our adoption of ASU No. 2011-02. Of the $81.3 million of loans in payment plans at December 31, 2010, $54.4 million were current, $13.9 million were 30 to 59 days past due, $4.7 million were 60 to 89 days past due and $8.3 million were 90 days or more past due.

The following table presents our loan classifications:

	Credit Risk Profile by Internally Assigned Grade
	(In thousands)
	One-to four- family		Other first
	first mortgage loans		Mortgages		Consumer and Other
			Multi-family		Fixed-rate
			and		second	Home Equity
	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
June 30, 2011
Pass	$24,190,053	$4,846,639	$25,705	$—	$144,067	$130,833	$19,848
Special mention	131,009	26,618	3,480	1,366	217	589	814
Substandard	635,290	192,283	4,228	5,302	462	3,174	60
Doubtful	600	—	9,047	1,700	—	92	—

Total	$24,956,952	$5,065,540	$42,460	$8,368	$144,746	$134,688	$20,722

December 31, 2010
Pass	$24,646,101	$4,927,545	$37,697	$1,521	$160,216	$134,408	$17,737
Special mention	151,800	29,570	1,199	—	240	703	3
Substandard	614,758	179,348	1,117	7,560	440	2,356	1,524
Doubtful	—	—	8,054	—	—	—	—

Total	$25,412,659	$5,136,463	$48,067	$9,081	$160,896	$137,467	$19,264

Loan classifications are defined as follows:
•	Pass — These loans are protected by the current net worth, payment status and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention — These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard — These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•	Doubtful — These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•	Loss — These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.
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
Allowance for Loan Losses
The following table presents the activity in our allowance for loan losses at or for the dates indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$255,283	$165,829	$236,574	$140,074

Provision for loan losses	30,000	50,000	70,000	100,000
Charge-offs:
First mortgage loans	(28,495)	(24,103)	(51,852)	(48,944)
Consumer and other loans	(56)	(53)	(145)	(83)

Total charge-offs	(28,551)	(24,156)	(51,997)	(49,027)
Recoveries	5,574	1,310	7,729	1,936

Net charge-offs	(22,977)	(22,846)	(44,268)	(47,091)

Balance at end of period	$262,306	$192,983	$262,306	$192,983

Allowance for loan losses to total loans	0.86%	0.60%	0.86%	0.60
Allowance for loan losses to non-performing loans	28.69	24.42	28.69	24.42
Net charge-offs as a percentage of average loans (1)	0.30	0.29	0.29	0.30

(1)	Ratio is annualized
The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At June 30, 2011		At December 31, 2010
		Percentage		Percentage
		of Loans in		of Loans in
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$253,529	98.84%	$227,224	98.79%
Other first mortgages	5,762	0.17	6,147	0.19

Total first mortgage loans	259,291	99.01	233,371	98.98

Consumer and other loans	3,015	0.99	3,203	1.02

Total allowance for loan losses	$262,306	100.00%	$236,574	100.00%

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
The Company has two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act. Mortgage-backed securities with an amortized cost of approximately $114.2 million are pledged as collateral for these borrowings and we have demanded the return of this collateral. We believe that we have the legal right to setoff our obligation to repay the borrowings against our right to the return of the mortgage-backed securities pledged as collateral. As a result, we believe that our potential economic loss from Lehman Brother’s failure to return the collateral is limited to the excess market value of the collateral over the $100 million repurchase price. We intend to pursue full recovery of the pledged collateral in accordance with the contractual terms of the repurchase agreements. There can be no assurances that the final settlement of this transaction will result in the full recovery of the collateral or the full amount of the claim. We have not recognized a loss in our financial statements related to these repurchase agreements as we have concluded that a loss is neither probable nor estimable at June 30, 2011.
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
Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $2.70 billion and purchased $290.5 million of loans during the first six months of 2011 as compared to $2.83 billion and $542.2 million during the first six months of 2010. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, the sellers from whom we have historically purchased loans are either selling to the GSEs or retaining these loans in their own portfolios. We expect that the amount of loan purchases may continue to be at reduced levels for the near-term. Principal repayments on loans amounted to $3.46 billion for the first six months of 2011 as compared to $2.90 billion for the same period in 2010. Elevated levels of refinancing activity caused by low market interest rates have caused increased levels of repayments to continue during the first six months of 2011. At June 30, 2011, commitments to originate mortgage loans amounted to $492.9 million as compared to $470.1 million at June 30, 2010. At June 30, 2011, commitments to purchase mortgage loans amounted to $140,000 as compared to $50.6 million at June 30, 2010.
Purchases of mortgage-backed securities during the first six months of 2011 were $3.51 billion as compared to $6.01 billion during the first six months of 2010. Principal repayments on mortgage-backed securities amounted to $2.51 billion for the first six months of 2011 as compared to $4.58 billion for the same period in 2010. The decrease in principal repayments was due primarily to the Restructuring Transaction which reduced the balance of our mortgage-backed securities. We sold $8.96 billion of mortgage-backed securities during the first quarter of 2011, resulting in a gain of $100.0 million. Substantially all of the proceeds from the sales of mortgage-backed securities were used to repay borrowings as part of the Restructuring Transaction. We sold $1.09 billion of mortgage-backed securities during the six months ended June 30, 2010, resulting in a gain of $61.4 million.
We did not purchase investment securities during the first six months of 2011. We purchased $3.00 billion of investment securities during the first six months of 2010. There were $300 million of calls of investment securities during the first six months of 2011 as compared to $2.70 billion for the first six months of 2010. We sold $80.0 million of investment securities during the six months ended June 30, 2011, all of which occurred in the first quarter, resulting in a gain of $2.5 million.
At June 30, 2011, we had mortgage-backed securities and investment securities with an amortized cost of $9.22 billion that were used as collateral for securities sold under agreements to repurchase and at that date we had $9.71 billion of unencumbered securities.
As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first six months of 2011, we had net redemptions of $104.9 million of FHLB common stock. During the first six months of 2010, we had net purchases of $8.4 million of FHLB common stock.
Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.
Total deposits increased $381.50 million during the first six months of 2011 as compared to $590.4 million for the first six months of 2010. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We lowered our deposit rates during 2010 to slow our deposit growth from the 2009 levels since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve. At June 30, 2011, time deposits scheduled to mature within one year totaled $9.21 billion with an average cost of 1.27%. These time deposits are scheduled to mature as follows: $3.46 billion with an average cost of 1.02% in the third quarter of 2011, $2.76 billion with an average cost of 1.39% in the fourth quarter of 2011, $1.76 billion with an average cost of 1.59% in the first quarter of 2012 and $1.23 billion with an average cost of 1.24% in the second quarter of 2012. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing interest rate.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. During the first six months of 2011 we completed the Restructuring Transaction which reduced our reliance on structured putable borrowings for funding purposes and as part of our overall interest rate risk strategy. The Restructuring Transaction included the sale of approximately $8.60 billion of variable-rate/hybrid mortgage-backed securities and the re-borrowing $5.00 billion of short-term fixed-rate/fixed-maturity funds. These borrowings will mature at a rate of $250.0 million per month from April 2011 through November 2012. It is our intention to repay these borrowings as they mature to further reduce our concentration in FHLB borrowings. The Restructuring Transaction has improved our overall liquidity position by significantly reducing our reliance on structured putable borrowings. At June 30, 2011, we had $12.33 billion of structured putable borrowings with a weighted-average rate of 4.39% as compared to $29.08 billion of structured putable borrowings with a weighted average cost of 4.03% at December 31, 2010. Structured putable borrowings with put dates within one year amounted to $6.58 billion at June 30, 2011 as compared to $22.83 billion at December 31, 2010. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. At June 30, 2011, $5.88 billion or 53.1% of our structured putable borrowings are with the FHLB. Our borrowing agreement with the FHLB requires the FHLB to offer another lending product, which we would expect would be at prevailing market interest rates, to replace any borrowings that were put back. In the event our structured borrowings are put back, we anticipate that we will have sufficient resources to meet this funding commitment by borrowing new funds at the prevailing market interest rate as the market for reverse repurchase agreements remains active and the FHLB is obligated to offer replacement financing for any borrowing it may put back. Our remaining borrowings are fixed-rate, fixed maturity borrowings of $8.80 billion with a weighted-average rate of 2.76%. Borrowings scheduled to mature over the next 12 months are as follows: $900.0 million with an average cost of 0.94% in the third quarter of 2011, $750.0 million with an average cost of 0.55% in the fourth quarter of 2011, $900.0 million with an average cost of 0.98% in the first quarter of 2012 and $750.0 million with an average cost of 0.74% in the second quarter of 2012. In future quarters, we may further modify or hedge certain of the remaining structured putable borrowings to reduce our exposure to interest rate movements.
Our liquidity management process is structured to meet our daily funding needs and cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.
Cash dividends paid during the first six months of 2011 were $113.5 million. We have not purchased any of our common shares during the six months ended June 30, 2011 pursuant to our repurchase programs. At June 30, 2011, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.
The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC for future capital distributions. In accordance with the Company MOU, Hudson City Bancorp is required to: (a) provide notice to the regulators in accordance with published regulatory guidance prior to declaring a dividend to shareholders and (b) provide notice to and obtain non-objection from regulators prior to Hudson City Bancorp incurring any debt outside the ordinary course of business. At June 30, 2011, Hudson City Bancorp had total cash and due from banks of $130.9 million.
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
At June 30, 2011, Hudson City Savings exceeded all regulatory capital requirements. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 8.44%, 8.44% and 20.27%, respectively. We have agreed in the Bank MOU not to materially deviate from the capital plan without regulatory approval.
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
The following table reports the amounts of our contractual obligations as of June 30, 2011.

	Payments Due By Period
		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Mortgage loan originations	$492,893	$492,893	$—	$—	$—
Mortgage loan purchases	140	140	—	—	—
Mortgage-backed security purchases	25,000	25,000	—	—	—
Repayment of borrowed funds	21,125,000	3,300,000	1,350,000	2,075,000	14,400,000
Operating leases	156,358	9,893	20,274	19,627	106,564

Total	$21,799,391	$3,827,926	$1,370,274	$2,094,627	$14,506,564

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial lines of credit, and overdraft lines of credit, which do not have fixed expiration dates, of approximately $187.0 million, $8.6 million, and $2.7 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.
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
Allowance for Loan Losses
The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at June 30, 2011. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2011. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At June 30, 2011, approximately 79.9% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Virginia, Illinois and Maryland, accounted for 4.1%, 3.1%, 2.6%, and 2.3%, respectively of total loans. The remaining 8.0% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a continuing decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.
Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during the second quarter of 2011. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions.
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
We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. In addition, we only purchase securities issued by GSEs. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first six months of 2011.
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
Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. We utilize quoted market prices as of our impairment test dates as well as control premiums in determining the estimated fair value of our reporting unit. We also use market multiples based on recent acquisition activity to calculate our estimated fair value. In determining the appropriate control premium, management considers, among other factors, control premiums used in comparable transactions. As a result of our analysis we have concluded that the fair value of goodwill, for purposes of the goodwill impairment analysis, is in excess of its carrying amount. Therefore, we did not recognize any impairment of goodwill or other intangible assets during the second quarter of 2011 and for the year ended December 31, 2010.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosure about market risk is presented as of December 31, 2010 in Hudson City Bancorp’s 2010 Annual Report on Form 10-K. The following is an update of the discussion provided therein.
General
As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2011 and did not have any such hedging transactions in place at June 30, 2011 although we may elect to do so in the future as part of our overall interest rate risk management strategy. Our mortgage loan and mortgage-backed security portfolios, which comprise 87.8% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the continuing pressure on housing prices. We continually analyze our asset quality and believe our ALL is adequate to cover known and potential losses.
The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. The FOMC noted that the economic recovery is continuing at a moderate pace, though somewhat more slowly than the FOMC expected. The FOMC also expressed concerns regarding recent labor market indicators which have been weaker than anticipated. The FOMC noted that household spending and business investment in equipment and software continue to expand. However, investment in non-residential structures is still weak, and the housing sector continues to be depressed. The national unemployment rate remains elevated and increased to 9.2% in June from 8.8% in March and was slightly lower than the 9.4% unemployment rate in December 2010. In light of these items, the FOMC decided to maintain the overnight lending rate at zero to 0.25% during the second quarter of 2011 and to continue purchases of securities using the quantitative easing program, which expired at the end of the second quarter. In addition, the government-sponsored enterprises involved in the mortgage market have actively purchased loans in an effort to keep mortgage rates down and support the housing market, resulting in continued downward pressure on longer-term market interest rates.

As a result, both short-term and long-term market interest rates have remained at low levels during the first six months of 2011. During 2010 both shorter-term and longer-term interest decreased, but the longer-term market rates decreased more than the shorter-term, thus flattening the market yield curve. The current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of funds, and has also allowed us to price medium-term time deposits (2-5 year maturities) at lower rates and extend the weighted-average remaining maturity on this portfolio. The overall lower longer-term market interest rates resulted in lower rates on our primary investments of mortgage loans and mortgage-backed securities. In addition, the low market interest rates resulted in accelerated prepayment speeds on these assets as customers sought to refinance their current debt to the lower market rates.
During March 2011, the Bank executed a Restructuring Transaction that involved the extinguishment of $12.50 billion of putable borrowings funded by the sale of approximately $8.66 billion of variable-rate/hybrid mortgage-backed securities and the re-borrowing of $5.00 billion of short-term fixed-rate/fixed-maturity funds. The securities sold were lower-yielding securities purchased by us primarily during the recent low interest rate cycle. The $5.00 billion of borrowings placed on the balance sheet had a weighted-average rate of 0.68% and maturities of $250.0 million per month through November 2012. It was our belief that the net interest margin would increase by as much as 40 basis points in the second quarter of 2011 as a result of the Restructuring Transaction. The result on our performance ratios due to this rate environment and the Restructuring Transaction was an increase of our net interest rate spread to 1.94% for the second quarter of 2011 as compared to 1.50% for the linked first quarter of 2011 and 1.89% for the second quarter of 2010. Our net interest margin also increased, to 2.14% for the second quarter of 2011 as compared to 1.72% for the linked first quarter of 2011 and 2.13% for the second quarter of 2010. However, we expect margin compression going forward from this higher net interest margin level.
Due to our investment and financing decisions, the more positive the slope of the yield curve the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. However, though the market yield curve is still relatively steep, we experienced during 2010 a more stable short-term rate environment as compared to a declining long-term rate environment, resulting in a flatter market yield curve. This curve has continued through the first six months of 2011. This flatter market yield has resulted in the reported decreases in our net interest rate spread and net interest margin over the past several quarters.
Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets increased during 2010 and have continued at these elevated levels through the first six months of 2011. We have been experiencing a decrease in prepayment activity during the past three months from the previous higher rates, but if market interest rates remain at the current low levels, the prepayment activity may increase or remain relatively high. Accordingly, we have used relatively high levels of prepayment activity in our interest rate risk modeling presented below, but a lower level of prepayment activity than in prior periods based on the recent experience of our portfolios. However, though the rate of prepayment speeds has generally remained elevated, the actual dollars received on our mortgage-backed securities has decreased due to the sale of $8.66 billion of securities as a result of the Restructuring Transaction.
Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rates, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. During 2010, we saw an increase in call activity on our investment securities as short-term market interest rates remained at low levels and long-term market rates decreased during the first three quarters of the year. The slight rate increases during the fourth quarter of 2010 decreased the amount of call activity on our investment securities. Market interest rates during the first six months of 2011 did not decrease enough to cause a significant increase in call activity. We did have $300 million of agency securities called during the second quarter of 2011. We do not anticipate significant levels of calls of investment securities due to the anticipated higher levels of longer-term market interest rates and the significant turnover of our portfolio during 2010 to instruments with lower interest rates. Accordingly, we have limited amounts of calls reflected in the interest rate risk modeling presented below.
Our borrowings have traditionally consisted of structured putable borrowings with ten year final maturities and initial non-put periods of one to five years. The likelihood of a borrowing being put back is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be put back. The level of put activity generally affects the cost of our borrowed funds, as the put of a borrowing would generally necessitate the re-borrowing of the funds or deposit growth at the higher current market interest rates. During 2010 and the first six months of 2011 we experienced no put activity on our borrowed funds due to the continued low levels of short-term market interest rates. Currently we have approximately $6.38 billion of putable borrowings that could be put back to the Bank within the next three months. This amount has significantly decreased from December 31, 2010 due to the $12.50 billion of quarterly putable borrowings extinguished as part of the Restructuring Transaction and the $4.00 billion of quarterly putable borrowings that were modified into fixed-rate/fixed-maturity borrowings during the second quarter of 2011. The weighted-average cost of those borrowings modified increased by approximately 48 basis points. The $6.38 billion of quarterly putable borrowings have a weighted-average rate of 4.29% and we do not believe a significant amount of these borrowings will be put back to us unless rates increase in excess of 300 basis points.
The Restructuring Transaction had an immediate benefit on our net interest margin and improved our net present value of equity ratios in the various shock scenarios we analyze. However, the Restructuring Transaction by itself did not alleviate our interest rate risk position under a rising interest rate environment as the basis point difference between the net present value of equity measures increased. The Bank modified $4.00 billion of once quarterly putable borrowings into fixed-rate/fixed-maturity borrowings which causes the price changes in the various shock scenarios to be similar to those for our mortgage-related asset portfolio. We estimate that the modification from putable to bullet borrowings improved our sensitivity in the plus 300 basis point shock scenario by approximately 35 to 40 basis points. We continually monitor our interest rate risk position and are continuing to developing strategies such as further modifications (maintaining the borrowing with adjusted terms, primarily repurchasing the put option) or hedging certain borrowings to improve our sensitivity measures and further improve our interest rate risk position. We may also diversify certain funding sources to decrease the overall sensitivity of our liabilities to market rate changes.
We intend to continue focusing on funding any future asset growth primarily with customer deposits. We also intend to use customer deposits to payoff certain borrowings as they mature. Using customer deposits in this manner will allow us to achieve a greater balance between deposits and borrowings. During 2009 and 2010, we were able to fund our asset growth and payments on maturing borrowings in this manner. This growth was primarily in non-maturity money market accounts. For our interest rate risk modeling, time deposits are presented at their maturity date, while non-maturity deposits are presented based on a decay rate calculated from our experience. We may use borrowed funds as a supplemental funding source for short-term liquidity if deposit growth decreases. These borrowings would be a combination of short-term borrowings with maturities of three to six months and longer-term fixed-maturity borrowings with terms of two to five years. Borrowings are presented at maturity date, with the price or potential cash flow adjusted for potential puts, as applicable.
Simulation Model. We use our internal simulation models as our primary means to calculate and monitor the interest rate risk inherent in our portfolio. These models report changes to net interest income and the net present value of equity in different interest rate environments, assuming either an incremental or instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. We assume maturing or called instruments are reinvested into the same type of product, with the rate earned or paid reset to our currently offered rate for loans and deposits, or the current market rate for securities and borrowed funds. We have not reported the minus 200 or minus 300 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historical interest rate levels, the resulting information would not be meaningful.
Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months ending June 30, 2011 assuming either incremental or instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

Change in	Percent Change in Net Interest Income
Interest Rates	Incremental Change	Instantaneous Change
(Basis points)
300	(2.51)%	(12.37)%
200	(1.72)	(6.57)
100	(0.95)	(2.29)
50	(0.49)	(0.78)
(50)	0.52	(4.77)
(100)	0.12	(9.35)
Of note in the positive shock scenarios:
•	the negative change to net interest income is primarily due to our interest-bearing liabilities, particularly the $4.25 billion remaining short-term borrowings executed during the Restructuring Transaction, resetting to higher rates faster than our interest-earning assets, as the prepayment speeds on our mortgage-related assets and potential calls of investment securities will both decrease as market rates increase, and

•	the lesser impact in the incremental analysis, particularly in the plus 300 basis point analysis, is primarily due to less additional expense on our interest-bearing liabilities, particularly the $4.25 billion of short-term borrowings, not immediately resetting to the higher interest rates.
Of note in the negative shock scenarios:
•	the decrease in net interest income in the instantaneous shock analysis is due to the accelerated prepayment speeds on our mortgage-related assets and the re-investment of the proceeds into lower yielding instruments, and

•	the decrease is also due to the lack of change in the cost of the $6.38 billion of quarterly putable borrowed funds, as they will not be put back in the lower interest rate environment and will extend to maturity.
Of note in comparison to December 31, 2010:
•	the larger negative changes in the positive 200 basis point shock scenario (December 31, 2010 reported (0.65)% in the incremental change analysis and (4.02)% in the instantaneous change analysis) were primarily due to the extinguishment of $12.50 billion of putable borrowings and replacing $5.00 billion of these with short-term borrowings ($4.25 billion remaining as of June 30, 2011), whose rate will reset at maturity.
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

The following table presents the estimated net present value of equity over a range of interest rate change scenarios at June 30, 2011. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.00% and a minimum present value ratio of 5.00% in the plus 200 basis point interest rate shock scenario.

Change in	Present	Basis Point
Interest Rates	Value Ratio	Change
(Basis points)
300	4.40%	(400)
200	6.58	(182)
100	8.05	(35)
50	8.40	—
0	8.40	—
(50)	7.93	(47)
(100)	7.04	(136)
Of note in the positive shock scenarios:
•	the decreases in the net present value ratio and the sensitivity measure reflect the decrease in the value of our mortgage-related assets to below par as the prepayment speeds will slow on this portfolio, and
•	the decrease also reflects that the value of our $12.33 billion putable borrowing portfolio will remain above par due to put options.
Of note in the negative shock scenarios:
•	the decrease in the present value ratio in the negative basis point change was primarily due to higher pricing of our putable borrowed funds as the structures will increase in duration, and
•	the value of our mortgage-related assets will remain closer to par than the borrowings as the prepayment speeds increase thus shortening the duration of these portfolios.
Of note in comparison to December 31, 2010:
•	the higher net present value of equity ratio in the base case (6.23% as of December 31, 2010) primarily reflects the extinguishment of higher priced putable borrowings when compared to the price of the securities sold and the $5.00 billion of re-borrowed funds.
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
GAP Analysis. The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2011, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience, but slowed to reflect anticipated rate increase and product run-off. Callable investment securities and putable borrowed funds are reported at the anticipated call or put date, for those that are callable within one year and that we believe will be called or put based on current market interest rates. Otherwise they are reported at their contractual maturity date. Investment securities with step-up features, totaling $3.60 billion, are reported at the earlier of their next step-up date or anticipated call date. We reported none of our investment securities at their anticipated call date. We have reported no borrowings at their anticipated put date due to the current low interest rate environment. We have excluded non-accrual mortgage loans of $835.1 million and non-accrual other loans of $3.8 million from the table.

	At June 30, 2011
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$3,216,972	$2,638,228	$4,097,820	$4,086,814	$4,804,691	$10,393,726	$29,238,251
Consumer and other loans	101,491	2,868	14,504	36,993	11,125	129,350	296,331
Federal funds sold	566,950	—	—	—	—	—	566,950
Mortgage-backed securities	3,617,007	1,698,966	2,437,885	2,095,850	2,364,125	3,166,647	15,380,480
FHLB stock	767,064	—	—	—	—	—	767,064
Investment securities	7,221	—	1,750,000	850,000	1,000,000	38,950	3,646,171

Total interest-earning assets	8,276,705	4,340,062	8,300,209	7,069,657	8,179,941	13,728,673	49,895,247

Interest-bearing liabilities:
Savings accounts	65,073	65,073	86,763	86,763	216,909	347,053	867,634
Interest-bearing demand accounts	191,425	191,425	284,474	284,474	491,882	523,845	1,967,525
Money market accounts	818,231	818,232	1,636,464	1,636,464	2,863,811	409,116	8,182,318
Time deposits	6,214,473	2,992,826	2,518,131	361,425	1,865,446	—	13,952,301
Borrowed funds	1,650,000	1,650,000	1,350,000	—	2,075,000	14,400,000	21,125,000

Total interest-bearing liabilities	8,939,202	5,717,556	5,875,832	2,369,126	7,513,048	15,680,014	46,094,778

Interest rate sensitivity gap	$(662,497)	$(1,377,494)	$2,424,377	$4,700,531	$666,893	$(1,951,341)	$3,800,469

Cumulative interest rate sensitivity gap	$(662,497)	$(2,039,991)	$384,386	$5,084,917	$5,751,810	$3,800,469

Cumulative interest rate sensitivity gap as a percent of total assets	(1.28)%	(3.94)%	0.74%	9.82%	11.11%	7.34%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	92.59%	86.08%	101.87%	122.20%	118.91%	108.24%

The cumulative one-year gap as a percent of total assets was negative 3.94% at June 30, 2011 compared with positive 7.21% at December 31, 2010. The change to a negative cumulative one-year gap primarily reflects the $4.25 billion remaining of short-term fixed-rate/fixed-maturity borrowings placed on the balance sheet as a result of the Restructuring Transaction. The decrease in the cumulative one-year gap also reflects the sale of $8.60 billion of primarily variable-rate/hybrid mortgage-backed securities which reduced the amounts reported in the shorter-term periods and the reduction of mortgage-related asset prepayment speeds due to recent experience.
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
Item 4. — Controls and Procedures
Ronald E. Hermance, Jr., our Chairman and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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

Item 1A. — Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2010 Annual Report on Form 10-K and our March 31, 2011 Form 10-Q. There has been no material change in risk factors since March 31, 2011 except as noted below.
We are required to comply with the terms of the Bank MOU and the Company MOU that we have entered into with our regulators, and lack of compliance could result in additional regulatory enforcement actions.
The Bank and the Company each entered into a MOU with our former regulator, the OTS on June 24, 2011. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, that will enable us to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we agreed to implement an increased governance structure over compliance and risk management practices including the establishment of a Risk Committee of the Board of Directors.
In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) provide notice to the regulators in accordance with published regulatory guidance prior to declaring a dividend to shareholders and (b) provide notice to and obtain written non-objection from the regulators prior to the Company incurring any debt outside the ordinary course of business.
The Board and management believe that the Company and the Bank are currently in compliance with all of the material terms of the agreements. However, a finding by our regulators that the Company or the Bank failed to comply with the MOU could result in additional regulatory scrutiny, constraints on our business, or formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth or other aspects of our business.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the second quarter of 2011 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
April 1-April 30, 2011	—	$—	—	50,123,550
May 1-May 31, 2011	—	—	—	50,123,550
June 1-June 30, 2011	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.
Item 3. — Defaults Upon Senior Securities
Not applicable.
Item 4. — (Removed and Reserved)
Item 5. — Other Information
Not applicable.

Item 6. — Exhibits

Exhibit Number	Exhibit
10.39	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice — Employees

10.40	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice — Non-employee Directors

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 5, 2011, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010 , (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) Notes to the Unaudited Consolidated Financial Statements (detail tagged). *

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.
Date: August 5, 2011	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	By:	/s/ Anthony J. Fabiano
Anthony J. Fabiano
Senior Vice President (Principal Accounting Officer)