Form 10-K
period 2011-12-31
HUDSON CITY BANCORP INC
filed 2012-02-28
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-K

(Mark One)

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended:                                                   December 31, 2011

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

Yes    X                No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes                         No    X

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

Yes    X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                            X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer    X                        Accelerated filer                         Non-accelerated filer                Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                                   Yes                        No     X

As of February 18, 2012, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 527,564,233 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was $3,966,057,075. This figure was based on the closing price by the NASDAQ Global Market for a share of the registrant’s common stock, which was $8.19 as reported by the NASDAQ Global Market on June 30, 2011.

Documents Incorporated by Reference:

1.	Sections of the Annual Report to Shareholders for the year ended December 31, 2011 are incorporated by reference into Part II.
2.

Portions of the definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on April 25, 2012 and any adjournment thereof which is expected to be filed with the Securities and Exchange Commission no later than March 19, 2012, are incorporated by reference into Part III.

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

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to diversify our funding sources and to access the capital markets;

•	transition of our regulatory supervisor from the Office of Thrift Supervision to the Office of the Comptroller of the Currency (the “OCC”);

•	our ability to comply with the terms of the Memorandum of Understanding with the OCC (as successor to the Office of Thrift Supervision);

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the OCC and Federal Reserve Board;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs; and

•	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations.

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

Hudson City Bancorp’s executive offices are located at West 80 Century Road, Paramus, New Jersey 07652 and our telephone number is (201) 967-1900.

Hudson City Savings.  Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the Office of the Comptroller of the Currency (“OCC”). Hudson City Bancorp, as a savings and loan holding company, is subject to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”). Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

Market Area

Through our branch offices, we have operations in 10 of the top 50 counties in the United States ranked by median household income. Operating in high median household income counties fits well with our jumbo mortgage loan and consumer deposit business model. Prior to 2010, we purchased first mortgage loans in states that are east of the Mississippi River and as far south as South Carolina. Our loan purchase activity declined significantly in 2010 and 2011 and has been limited to our primary market area, which consists of New Jersey, New York and Connecticut. We experienced a decrease in our loan purchase activity as sellers from whom we have historically purchased loans are either retaining these loans in their portfolios or selling them to the GSEs. The wholesale loan purchase program complemented our retail loan origination by enabling us to diversify our assets outside of our local market area.

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

We also open deposit accounts through our internet banking service which allows us to serve customers throughout the United States. As of December 31, 2011, we had $291.7 million of deposits that were opened through our internet banking service.

Our future growth opportunities will be influenced by the growth and stability of the regional economy, other demographic population trends and the competitive environment in the New York metropolitan area (which we define to include New York, New Jersey and Connecticut). The national economy has had difficulty recovering from the recent recession. During 2011 economic growth was hampered by continued elevated levels of unemployment, a weak housing market and uncertainties surrounding economic stability in Europe. Housing market conditions in our primary lending area remained depressed in 2011 as evidenced by reduced levels of sales, elevated levels of housing inventories, declining house prices, increasing home foreclosures and an increase in the length of time houses remain on the market. Housing prices remained weak during 2011 with most markets experiencing declines in prices as indicated by the S&P/Case-Shiller Home Price Indices. Approximately 81.7% of our mortgage loans are located in the New York metropolitan area. The Federal Housing Finance Agency (“FHFA”), an independent entity within the Department of Housing and Urban Development, publishes housing market data on a quarterly basis. According to the data published by FHFA for the third quarter of 2011, the most recent data available, house prices in New Jersey decreased 4.84% from the third quarter of 2010. For New York and Connecticut, house prices decreased 1.75% and 1.76%, respectively during this same period. Additionally, according to the FHFA data, the states of Pennsylvania, Virginia, Illinois and Maryland experienced decreases in house prices of 1.13%, 1.37%, 4.64% and 4.16%, respectively for those same periods. These seven states account for 93.3% of our total mortgage portfolio. We can give no assurance that economic and housing conditions will improve or will not continue to worsen in the near future.

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

Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage firms. We have also faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market. During 2011, the GSEs continued to purchase loans as part of their efforts to keep mortgage rates low to support the housing market. As a result, sellers from whom we have historically purchased loans are originating loans at lower rates than we would accept, selling many of their loans to the GSEs or keeping them in their portfolio.

Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition.    Our loan portfolio primarily consists of one- to four-family residential first mortgage loans, which represent 98.9% of total loans. The remaining loans in our portfolio include multi-family and commercial mortgage loans, construction loans and consumer loans, which primarily consist of fixed-rate second mortgage loans and home equity credit lines.

At December 31, 2011, we had total loans of $29.33 billion, of which $29.04 billion, or 99.0%, were first mortgage loans. Of the first mortgage loans outstanding at that date, 66.8% were fixed-rate mortgage loans and 33.2% were adjustable-rate mortgage (“ARM”) loans. At December 31, 2011, multi-family and commercial mortgage loans totaled $39.6 million, construction loans totaled $4.9 million, and consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $287.2 million, or 0.98%, of total loans.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,

	2011		2010		2009		2008		2007

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

			(Dollars in thousands)

First mortgage loans:
One- to four-family	$28,260,772	96.35%	$30,049,398	97.17%	$31,076,829	97.79%	$28,931,237	98.34%	$23,671,712	97.86
FHA/VA	734,781	2.51	499,724	1.62	285,003	0.90	20,197	0.07	22,940	0.09
Multi-family and commercial	39,634	0.14	48,067	0.16	54,694	0.17	57,829	0.20	58,874	0.24
Construction	4,929	0.02	9,081	0.03	13,030	0.04	24,830	0.08	34,064	0.13

Total first mortgage loans	29,040,116	99.02	30,606,270	98.98	31,429,556	98.90	29,034,093	98.69	23,787,590	98.33

Consumer and other loans:
Fixed-rate second mortgages	131,597	0.45	160,896	0.52	201,375	0.63	262,538	0.89	284,406	1.18
Home equity credit lines	134,502	0.46	137,467	0.44	127,987	0.40	101,751	0.35	104,567	0.43
Other	21,130	0.07	19,264	0.06	21,003	0.07	20,506	0.07	15,718	0.06

Total consumer and other loans	287,229	0.98	317,627	1.02	350,365	1.10	384,795	1.31	404,691	1.67

Total loans	29,327,345	100.00%	30,923,897	100.00%	31,779,921	100.00%	29,418,888	100.00%	24,192,281	100.00

Deferred loan costs	83,805		86,633		81,307		71,670		40,598
Allowance for loan losses	(273,791)		(236,574)		(140,074)		(49,797)		(34,741)

Net Loans	$29,137,359		$30,773,956		$31,721,154		$29,440,761		$24,198,138

The following tables present the composition of our loan portfolio by credit quality indicator at the date indicated:

	Credit Risk Profile based on Payment Activity

	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans

	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other

December 31, 2011
Performing	$23,417,785	$4,566,001	$37,411	$585	$130,869	$130,897	$21,110	$28,304,658
Non-performing	797,905	213,862	2,223	4,344	728	3,605	20	1,022,687

Total	$24,215,690	$4,779,863	$39,634	$4,929	$131,597	$134,502	$21,130	$29,327,345

December 31, 2010
Performing	$24,733,745	$4,957,115	$46,950	$1,521	$160,456	$135,111	$17,740	$30,052,638
Non-performing	678,914	179,348	1,117	7,560	440	2,356	1,524	871,259

Total	$25,412,659	$5,136,463	$48,067	$9,081	$160,896	$137,467	$19,264	$30,923,897

	Credit Risk Profile by Internally Assigned Grade

	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans

	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other

December 31, 2011
Pass	$23,325,078	$4,536,090	$23,997	$-	$130,649	$130,487	$19,231	$28,165,532
Special mention	146,391	26,428	2,989	-	220	410	593	177,031
Substandard	744,221	217,345	12,648	4,929	728	3,605	1,306	984,782

Total	$24,215,690	$4,779,863	$39,634	$4,929	$131,597	$134,502	$21,130	$29,327,345

December 31, 2010
Pass	$24,646,101	$4,927,545	$37,697	$1,521	$160,216	$134,408	$17,737	$29,925,225
Special mention	151,800	29,570	1,199	-	240	703	3	183,515
Substandard	614,758	179,348	1,117	7,560	440	2,356	1,524	807,103
Doubtful	-	-	8,054	-	-	-	-	8,054

Total	$25,412,659	$5,136,463	$48,067	$9,081	$160,896	$137,467	$19,264	$30,923,897

Loan classifications are defined as follows:

•

Pass – These loans are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention – These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.
•

Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•

Doubtful – These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•

Loss – These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.

We evaluate the classification of our one-to four-family mortgage loans, consumer loans and other loans primarily on a pooled basis by delinquency. Loans that are past due 60 to 89 days are classified as special mention and loans that are past due 90 days or more are classified as substandard. We obtain updated valuations for one- to four- family mortgage loans by the time a loan becomes 180 days past due. If necessary, we charge-off an amount to reduce the carrying value of the loan to the value of the underlying property, less estimated selling costs. Since we record the charge-off when we receive the updated valuation, we typically do not have any residential first mortgages classified as doubtful or loss. We evaluate troubled debt restructurings, multi-family, commercial and construction loans individually and base our classification on the debt service capability of the underlying property as well as secondary sources of repayment such as the borrower’s and any guarantor’s ability and willingness to provide debt service.

The following table presents the geographic distribution of loans in our portfolio:

	At December 31, 2011	At December 31, 2010
	Percentage of Loans by State to Total loans	Percentage of Loans by State to Total loans

New Jersey	44.7%	44.0%
New York	22.4	19.9
Connecticut	14.6	14.5

Total New York metropolitan area	81.7	78.4

Pennsylvania	4.7	3.1
Virginia	2.6	3.5
Illinois	2.3	3.0
Maryland	2.0	2.7
All others	6.7	9.3

Total outside the New York metropolitan area	18.3	21.6

	100.0%	100.0%

Loan Maturity.    The following table presents the contractual maturity of our loans at December 31, 2011. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $6.59 billion for 2011, $7.15 billion for 2010 and $6.66 billion for 2009.

		At December 31, 2011

		One- to four- Family First Mortgages		Multi-family and Commercial Mortgages		Construction		Consumer and Other Loans		Total

		(In thousands)

Amounts Due:
One year or less	$	1,159		1,438		4,929		4,704	$	12,230

After one year:
One to three years		18,727		11,035		-		15,907		45,669
Three to five years		33,618		10,402		-		10,881		54,901
Five to ten years		856,104		10,288		-		41,389		907,781
Ten to twenty years		3,984,848		5,582		-		208,988		4,199,418
Over twenty years		24,101,097		889		-		5,360		24,107,346

Total due after one year		28,994,394		38,196		-		282,525		29,315,115

Total loans	$	28,995,553	$	39,634	$	4,929	$	287,229		29,327,345

Deferred loan costs										83,805
Allowance for loan losses										(273,791)

Net loans									$	29,137,359

The following table presents, as of December 31, 2011, the dollar amounts of all fixed-rate and adjustable-rate loans that are contractually due after December 31, 2012.

	Due After December 31, 2011

	Fixed		Adjustable		Total

	(In thousands)

One-to-four family first mortgage loans	$	19,347,339	$	9,647,055	$	28,994,394
Multi-family and commercial mortgages		38,196		-		38,196
Consumer and other loans		141,244		141,280		282,525

Total loans due after one year	$	19,526,779	$	9,788,335	$	29,315,115

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

		For the Year Ended December 31,

		2011		2010		2009

		(In thousands)

Total loans:
Balance outstanding at beginning of period	$	30,923,897	$	31,779,921	$	29,418,888

Originations:
First mortgage loans (1)		4,848,647		5,736,379		5,964,315
Consumer and other loans		77,678		89,629		99,555

Total originations		4,926,325		5,826,008		6,063,870

Purchases:
One- to four-family first mortgage loans		344,766		764,335		3,161,401

Total purchases		344,766		764,335		3,161,401

Less:
Principal payments:
First mortgage loans (1)		(6,594,600)		(7,150,534)		(6,664,318)
Consumer and other loans		(107,694)		(122,265)		(133,949)

Total principal payments		(6,702,294)		(7,272,799)		(6,798,267)

Premium amortization and discount accretion, net		7,169		10,335		8,743
Transfers to foreclosed real estate		(75,422)		(73,132)		(26,581)
Charge-offs:
First mortgage loans		(96,714)		(110,669)		(48,097)
Consumer and other loans		(382)		(102)		(36)

Balance outstanding at end of period	$	29,327,345	$	30,923,897	$	31,779,921

(1) Includes Multi-family, Commercial and Construction loans

Residential Mortgage Lending.        Our primary lending emphasis is the origination and purchase of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not offer loans secured by cooperative apartment units or interests therein. We originate and purchase substantially all of our one- to four-family first mortgage loans for retention in our portfolio. We specialize in residential mortgage loans with principal balances in excess of the Fannie Mae, single-family limit which, prior to 2008, was $417,000 (“non-conforming” or “jumbo” loans). Beginning in 2008, Fannie Mae instituted two sets of loan limits - a conforming loan limit at $417,000 and a “high-cost” loan limit at $729,750. On October 1, 2011, the “high-cost’ loan limit was reduced to $625,500. However, since we do not generally sell loans in the secondary markets, we continue to use $417,000 as our conforming loan limit for all loans. We believe that our retention and servicing of the residential mortgage loans that we originate allows us to maintain higher levels of customer service and satisfaction than originators who sell loans to third parties.

Most of our retail loan originations are from licensed mortgage bankers or brokers, existing or past customers, members of our local communities or referrals from local real estate agents, attorneys and builders. Our extensive branch network is also a source of new loan generation. We also employ a staff of representatives who call on real estate professionals to disseminate information regarding our loan programs and take applications directly from their clients. These representatives are paid for each origination. Originated loans represent 70.1% of our one- to four- family first mortgage loans.

We currently offer loans that generally conform to underwriting standards specified by Fannie Mae (“conforming loans”), non-conforming loans and loans processed as limited documentation loans as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of up to 30 years. The average size of our one- to four-family mortgage loans originated in 2011 was approximately $594,000. The overall average size of our one- to four-family first mortgage loans held in portfolio was approximately $416,000 and $420,000 at December 31, 2011 and 2010, respectively. We sold no loans in 2011, 2010 or 2009 and had no loans classified as held for sale at December 31, 2011.

Our originations of residential first mortgage loans amounted to $4.85 billion in 2011, $5.74 billion in 2010 and $5.96 billion in 2009. Included in these totals are refinancings of our existing first mortgage loans as follows:

	Amount	Percent of First Mortgage Loan Originations

	(In thousands)

2011	$754,684	15.1%
2010	722,972	12.7
2009	553,026	9.5

Previously, we also allowed certain existing customers to reduce the interest rates on their mortgage loans, for a fee, with the intent of maintaining our customer relationship in periods of extensive refinancing due to a low interest rate environment. This program changed the existing interest rate to the market rate for a product currently offered by us with a similar or reduced term. The program did not extend the maturity date of the loan. To qualify for an interest rate reduction, the loan had to be current with no payments past due in any of the 12 preceding months. In general, all other terms and conditions of the existing mortgage remained the same. For the years ended December 31, 2011, 2010 and 2009, mortgage loans with principal balances of $2.77 billion, $2.75 billion and $2.25 billion, respectively had interest rates reduced pursuant to this program. Effective December 31, 2011, we no longer offer this program but continue to allow borrowers to refinance their loans subject to meeting our normal underwriting requirements, including obtaining a new appraisal.

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

We also offer a variety of ARM loans secured by one- to four-family residential properties with a fixed rate for initial terms of three years, five years, seven years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. These loans are originated in amounts generally up to $3.0 million. The ARM loans that we currently originate have a maximum 30-year amortization period and are generally subject to the LTV ratios described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States Treasury securities adjusted to a constant maturity of one year and generally are subject to a maximum increase or decrease of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. As a result of generally low market interest rates for ARM loans, the initial offered rate on these loans was 12.5 to 100 basis points above the current fully indexed rate at December 31, 2011. We originated $2.25 billion of one- to four-family ARM loans in 2011. At December 31, 2011, 33.3% of our one- to four-family mortgage loans consisted of ARM loans.

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

Our wholesale loan purchase program complements our retail loan origination production by enabling us to diversify assets outside our local market area, thus providing a safeguard against economic trends that might affect one particular area of the nation. At December 31, 2011, $8.68 billion, or 29.9%, of our one- to four-family first mortgage loans were purchased loans. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, the sellers from whom we have historically purchased loans are originating loans at lower rates than we would accept, selling many of their loans to the GSEs or keeping them in their portfolio. We expect that the amount of loan purchases will continue to be at reduced levels for the near future.

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

The loan purchase agreements recognize that the time frame to complete our due diligence reviews may not be sufficient prior to the completion of the purchase and afford us a limited period of time after closing to complete our review and return, or request substitution of, any loan for any legitimate underwriting concern. After the review period, we are still provided recourse against the seller for any breach of a representation or warranty with respect to the loans purchased. Among these representations and warranties are attestations of the legality and enforceability of the legal documentation, adequacy of insurance on the collateral real estate, compliance with regulations, and certifications that all loans are current as to principal and interest at the time of purchase. In general, the seller of a purchased loan continues to service the loan after we purchase it. However, we maintain custody of the legal documents. The servicing of purchased loans is governed by the servicing agreement entered into with each servicer. These servicing agreements are structured to ensure that we have ongoing involvement with collection and loss mitigation procedures. Oversight of the servicer is maintained by our review of all reports, remittances and non-performing loan ratios with appropriate further action, such as contacting the servicers by phone, in writing or through on-site visits to clarify or correct our concerns, taken as required. We also require that all servicers provide end-of-year financial statements and must deliver industry certifications substantiating that they have in place appropriate controls to ensure their mode of administration is in accordance with regulatory standards. These operating guidelines provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. Historically, we have purchased loans from six to eight of the largest nationwide mortgage producers. We purchased first mortgage loans of $344.8 million in 2011, $764.3 million in 2010 and $3.16 billion in 2009. The average size of our one-to four-family mortgage loans purchased during 2011 was approximately $220,000.

We also purchase and originate interest-only mortgage loans. These loans are designed for customers who desire flexible amortization schedules. These loans are originated as ARM loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using fully amortizing payment amounts, more restrictive standards and generally are made with lower LTV limitations imposed to help minimize any potential credit risk. These loans may involve higher risks compared to standard loan products since there is the potential for higher payments once the interest rate resets and the principal begins to amortize and they rely on a stable or rising housing market to maintain an acceptable LTV ratio. However, we do not believe these programs will have a material adverse impact on our asset quality based on our underwriting criteria and the average LTV ratios on the loans originated in this program. During 2011, we originated $928.2 million of interest-only loans with an average LTV ratio of 60.8% based on the appraised value at the time of origination. The outstanding principal balance of interest-only loans in our portfolio was approximately $4.78 billion as of December 31, 2011. Non-performing interest-only loans amounted to $213.9 million, or 20.9%, of non-performing loans at December 31, 2011 as compared to non-performing interest-only loans of $179.3 million, or 20.6%, of non-performing loans at December 31, 2010. We have not in the past, nor do we currently, originate or purchase option ARM loans, where the borrower is given various payment options that could change payment flows to the Bank. For a description of guidance on nontraditional mortgage products, See “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

In addition to our full documentation loan program, we originate and purchase loans to certain eligible borrowers as limited documentation loans. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for limited documentation loans to complete a Freddie Mac/Fannie Mae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We collect and analyze data relating to limited documentation loans that we originate. As part of our wholesale loan program, we have allowed sellers to include limited documentation loans in each pool of purchased mortgage loans but limit the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have a maximum LTV ratio of 70% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale limited documentation loans on our mortgage loan system. Originated loans represent 70.1% of our one- to four-family first mortgage loans at December 31, 2011. Included in our loan portfolio at December 31, 2011 are $3.85 billion of originated amortizing limited documentation loans and $956.2 million of originated limited documentation interest-only loans as compared to $3.38 billion and $938.8 million, respectively, at December 31, 2010. Non-performing loans at December 31, 2011 include $126.9 million of originated amortizing limited documentation loans and $71.0 million of originated interest-only limited documentation loans as compared to $91.5 million and $58.3 million, respectively, at December 31, 2010.

We offer mortgage programs designed to address the credit needs of low- and moderate-income home mortgage applicants and low- and moderate-income home improvement loan applicants. We define low- and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income of the Metropolitan Statistical Area in the county where the subject property is located. Among the features of the low- and moderate-income home mortgage programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For example, these programs have generally provided for loans with up to 80% LTV ratios and rates which are 25 to 50 basis points lower than our traditional mortgage loans. In 2011, we originated $8.2 million in mortgage loans under these programs.

Multi-family and Commercial Mortgage Loans.    At December 31, 2011, $39.6 million, or 0.14%, of the total loan portfolio consisted of multi-family and commercial mortgage loans. Commercial mortgage loans are secured by office buildings and other commercial properties. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). Substantially all of these loans were acquired in the acquisition of Sound Federal Bancorp, Inc. in 2006. Since our primary lending product is one-to four-family mortgage loans, we have not actively pursued the origination of commercial and multi-family mortgage loans. We did not originate any multi-family or commercial mortgage loans in 2011. At December 31, 2011, the largest commercial mortgage loan had a principal balance of $6.0 million and was secured by a storage unit facility. This borrower also had an additional $2.1 million of commercial mortgage loans outstanding with us at December 31, 2011. These loans were restructured during 2010 to allow for a deferment of principal payments. These loans are performing in accordance with the restructuring agreement as of December 31, 2011.

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

Construction Lending.    Substantially all of our construction loans were acquired in our acquisition of Sound Federal Bancorp, Inc. in 2006. Since our primary lending product is one-to four-family mortgage loans, we have not actively pursued the origination of construction loans and have removed them from our product offerings. While we did not originate any construction loans in 2011, there were principal advances on existing construction loans of $253,000 during 2011. Our construction loans are secured by residential and commercial properties located in our market area. At December 31, 2011, we had 5 construction loans totaling $4.9 million, or 0.02% of total loans. Our largest construction loan is a participation loan for a 90 unit condominium project. Our outstanding portion of the loan amounted to $2.3 million at December 31, 2011. This loan is included in our loans that are past due 90 days or more as of December 31, 2011 and has a specific reserve associated with it.

Consumer Loans.      At December 31, 2011, consumer and other loans amounted to $287.2 million, or 0.98%, of our total loans and consisted primarily of fixed-rate second mortgage loans and home equity credit lines. Consumer loans generally have shorter terms to maturity, relative to our mortgage portfolio, which reduces our exposure to changes in interest rates. Consumer loans generally carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

We offer fixed-rate second mortgage loans generally in amounts up to $250,000 secured by owner-occupied one- to four-family residences located in the State of New Jersey, and the portions of New York and Connecticut served by our first mortgage loan products, for terms of up to 20 years. At December 31, 2011 these loans totaled $131.6 million, or 0.45% of total loans. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined LTV ratio, including the balance of the first mortgage, generally cannot exceed 80% of the appraised value of the property at time of origination.

Our home equity credit line loans totaled $134.5 million or 0.46% of total loans at December 31, 2011. These loans are either fixed-rate or adjustable-rate loans secured by a second mortgage on owner-occupied one- to four-family residences located in our market area. The interest rates on adjustable-rate home equity credit lines are based on the “prime rate” as published in The Wall Street Journal (the “Index”) subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100, whichever is greater. The maximum credit line available is $250,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.

Other loans totaled $21.1 million at December 31, 2011 and consisted of collateralized passbook loans, overdraft protection loans, unsecured personal loans, and secured and unsecured commercial lines of credit. We no longer originate unsecured personal loans.

Loan Approval Procedures and Authority.    All first mortgage loans up to $600,000 must be approved by two underwriting officers in our Mortgage Origination Department. Loans in excess of $600,000 and up to $1.0 million require that one of the two officers approving the loan be a senior underwriting staff member assigned and approved by senior management in the Mortgage Origination area or any officer bearing the title of Senior Vice President- Mortgage Officer, First Vice President- Mortgage Officer, Executive Vice President - Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. Loans in excess of $1.0 million up to $3.0 million require that in addition to the standard underwriter approval, one of the officers approving the loan must be a senior underwriting staff member assigned and approved by senior management in the Mortgage Origination area and one additional officer approving the loan must bear the title of First Vice-President- Mortgage officer, Senior Vice President- Mortgage Officer, Executive Vice President - Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. Loans in excess of $3.0 million up to $5.0 million require that, in addition to the standard underwriter approval, two of the officers approving the loan bear the title of Senior Vice President- Mortgage Officer, Executive Vice President - Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. Loan requests in excess of $5.0 million must be approved by at least two officers bearing the title of Executive Vice President – Lending, Chief Operating Officer or Chief Executive Officer and are reported to the Board of Directors at the next regularly scheduled Board meeting. The aggregate of all residential loans, existing and/or committed to any one borrower, generally shall not exceed $5.0 million. Aggregate loan balances exceeding this limit must be approved by at least two of the following senior officers: Executive Vice President – Lending, Chief Operating Officer or Chief Executive Officer and are reported to the Board of Directors at the next regularly scheduled Board meeting.

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

Upon receipt of a completed loan application from a prospective borrower, we order a credit report and, except for loans originated as limited documentation, we verify certain other information. If necessary, we obtain additional financial or credit-related information. We require an appraisal for all mortgage loans. Appraisals may be performed by our in-house Appraisal Department or by licensed or certified third-party appraisal firms. Currently most appraisals are performed by third-party appraisers and are reviewed by our in-house Appraisal Department.

We require title insurance on all mortgage loans, except for home equity credit lines and fixed-rate second mortgage loans. For these loans, we require a property search detailing the current chain of title. We require borrowers to obtain hazard insurance and we require borrowers to obtain flood insurance prior to closing, if appropriate. We require most borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, flood insurance and private mortgage insurance premiums, if required. Presently, we do not escrow for real estate taxes on properties located in the states of New York, Connecticut, Massachusetts and Pennsylvania.

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies we have been proactive in addressing problem loans and non-performing assets. Charge-offs, net of recoveries amounted to $82.8 million in 2011 and $98.5 million in 2010. Economic conditions remained weak during 2011. Economic growth has not been strong enough to result in any significant improvements in the labor or housing markets. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. During 2011, the economy was marked by a continued decline in home prices, although at a slower rate than during the recent recessionary cycle, an increase in home foreclosures, lengthened timeframes to effectuate foreclosure proceedings and elevated levels of unemployment. We determined the provision for loan losses for 2011 based on our allowance for loan loss (“ALL”) methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original LTV ratios of less than 80%. The average LTV ratio of our 2011 first mortgage loan originations and our total first mortgage loan portfolio were 61% and 60%, respectively using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2011, we concluded that home values in our primary lending markets while continuing to decline from 2010 levels, have started to show signs of stabilization. Due to the recent deterioration of real estate values, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At December 31, 2011		At December 31, 2010
	Total loans	Non-performing Loans	Total loans	Non-performing Loans

New Jersey	44.7%	51.3%	44.0%	45.7%
New York	22.4	19.5	19.9	18.7
Connecticut	14.6	6.8	14.5	6.5

Total New York metropolitan area	81.7	77.6	78.4	70.9

Pennsylvania	4.7	1.4	3.1	1.2
Virginia	2.6	2.9	3.5	4.6
Illinois	2.3	4.7	3.0	4.9
Maryland	2.0	3.2	2.7	4.4
All others	6.7	10.2	9.3	14.0

Total outside New York metropolitan area	18.3	22.4	21.6	29.1

	100.0%	100.0%	100.0%	100.0%

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

We send foreclosure notices when a loan is 90 days delinquent. The accrual of income on loans that are not guaranteed by a federal agency is generally discontinued when interest or principal payments are 90 days in arrears and any accrued interest is reversed. We commence foreclosure proceedings if the loan is not brought current between the 90th and 120th day of delinquency unless specific limited circumstances warrant an exception. The collection procedures for mortgage loans guaranteed by federal agencies follow the collection guidelines outlined by those agencies.

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

Management continuously monitors the status of the loan portfolio and reports to the Board of Directors on a monthly basis. Our Asset Quality Committee (“AQC”) is responsible for monitoring our loan portfolio, delinquencies and foreclosed real estate. This committee includes members of senior management from the Loan Originations, Loan Servicing, Appraisal, Risk Management and Finance Departments.

Loans delinquent 60 days to 89 days and 90 days or more were as follows as of the dates indicated.

	At December 31,

	2011				2010				2009

	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More

	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans

	(Dollars in thousands)

One- to four-family first mortgages	457	$177,605	2,553	$914,291	460	$181,370	2,144	$794,106	408	$171,913	1,480	$581,786
FHA/VA first mortgages	40	8,774	377	97,476	40	9,730	234	64,156	35	8,650	115	31,855
Multi-family and commercial mortgages	1	393	4	2,223	2	1,199	4	1,117	2	1,088	1	1,414
Construction loans	-	-	4	4,344	-	-	6	7,560	-	-	6	9,764
Consumer and other loans	11	632	49	4,353	14	946	42	4,320	14	882	34	2,876

Total delinquent loans (60 days and over)	509	$187,404	2,987	$1,022,687	516	$193,245	2,430	$871,259	459	$182,533	1,636	$627,695

Delinquent loans (60 days and over) to total loans		0.64%		3.48%		0.62%		2.82%		0.57%		1.98%

The following table is a comparison of our delinquent loans by class as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more accruing
	(In thousands)
At December 31, 2011
One- to four-family first mortgages:
Amortizing	$357,099	$158,546	$797,905	$1,313,550	$22,902,140	$24,215,690	$97,476
Interest-only	63,360	27,833	213,862	305,055	4,474,808	4,779,863	-
Multi-family and commercial mortgages	1,521	393	2,223	4,137	35,497	39,634	-
Construction loans	-	-	4,344	4,344	585	4,929	-
Consumer and other loans:							-
Fixed-rate second mortgages	1,202	220	728	2,150	129,447	131,597	-
Home equity lines of credit	2,471	410	3,605	6,486	128,016	134,502	-
Other	1,536	2	20	1,558	19,572	21,130	-

Total	$427,189	$187,404	$1,022,687	$1,637,280	$27,690,065	$29,327,345	$97,476

At December 31, 2010
One- to four-family first mortgages:
Amortizing	$363,583	$161,530	$678,914	$1,204,027	$24,208,632	$25,412,659	$64,156
Interest-only	47,479	29,570	179,348	256,397	4,880,066	5,136,463	-
Multi-family and commercial mortgages	3,199	1,199	1,117	5,515	42,552	48,067	-
Construction loans	-	-	7,560	7,560	1,521	9,081	-
Consumer and other loans:
Fixed-rate second mortgages	896	240	440	1,576	159,320	160,896	-
Home equity lines of credit	2,419	703	2,356	5,478	131,989	137,467	-
Other	1,330	3	1,524	2,857	16,407	19,264	-

Total	$418,906	$193,245	$871,259	$1,483,410	$29,440,487	$30,923,897	$64,156

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Current economic conditions have been exacerbated by the decline in the housing and real estate markets. In addition, the continued high levels of unemployment during 2011 may have adverse implications for an already weak housing market.

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

The following table presents information regarding non-performing assets as of the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans	$914,291	$794,106	$581,786	$200,642	$69,904
Multi-family and commercial mortgages	2,223	1,117	1,414	1,854	2,028
Construction loans	4,344	7,560	6,624	7,610	647
Consumer and other loans	4,353	4,320	1,916	626	956

Total non-accrual loans	925,211	807,103	591,740	210,732	73,535
Accruing loans delinquent 90 days or more	97,476	64,156	35,955	6,842	5,867
Total non-performing loans	1,022,687	871,259	627,695	217,574	79,402
Foreclosed real estate, net	40,619	45,693	16,736	15,532	4,055
Total non-performing assets	$1,063,306	$916,952	$644,431	$233,106	$83,457

Non-performing loans to total loans	3.48%	2.82%	1.98%	0.74%	0.33%
Non-performing assets to total assets	2.34	1.50	1.07	0.43	0.19

Loans that are past due 90 days or more and still accruing interest are loans that are insured by the Federal Housing Administration (“FHA”).

Non-performing loans exclude troubled debt restructurings that are accruing and performing in accordance with the terms of their restructure agreement. Restructured accruing loans totaled $55.1 million at December 31, 2011 and $11.1 million at December 31, 2010. Restructured loans included in non-performing loans totaled $11.4 million at December 31, 2011. There were no non-performing restructured loans at December 31, 2010. In addition, there were no troubled debt restructurings at December 31, 2009, 2008 and 2007.

During 2011, we adopted a Loan Modification Policy that, among other things, expands the modified loan programs currently offered by the Bank to include interest rate reductions and an expanded capitalization of arrears program. We anticipate that we will begin to modify loans pursuant to this policy in the first quarter of 2012 which may result in an increase in loans classified as troubled debt restructurings.

The following table presents information regarding our non-performing residential first mortgage loans at December 31:

	2011	2010	2009

	(In thousands)

Non-accrual residential first mortgage loans:
Amortizing residential first mortgage loans	$700,429	$614,758	$499,550
Interest-only residential first mortgage loans	213,862	179,348	82,236

Included in accruing loans delinquent 90 days or more are $97.5 million of FHA loans. We continue to accrue interest on these loans since they are guaranteed by the FHA. At December 31, 2011, approximately 77.6% of our non-performing loans were in the New York metropolitan area and 22.4% were outside of the New York metropolitan area. At December 31, 2010, approximately 70.9% of our non-performing loans were in the New York metropolitan area and 29.1% were outside of the New York metropolitan area. Non-accrual first mortgage loans at December 31, 2011 included $213.9 million of interest-only loans and $197.9 million of originated limited documentation loans with average LTV ratios of approximately 65% and 58%, respectively, based on appraised values at time of origination. Non-accrual first mortgage loans at December 31, 2010 included $179.3 million of interest-only loans and $149.8 million of originated limited documentation loans with average LTV ratios of approximately 68% and 59%, respectively, based on appraised values at time of origination. The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $56.2 million. The total amount of interest income received on non-accrual loans amounted to approximately $2.6 million during 2011. We are not committed to lend additional funds to borrowers whose loans are in non-accrual status.

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

Loans modified in a troubled debt restructuring totaled $66.5 million at December 31, 2011 of which $7.4 million are 30 to 59 days past due, $4.8 million are 60 to 89 days past due and $11.4 million are 90 days or more past due and are included in non-accrual loans. The remaining troubled debt restructurings were current at December 31, 2011 and have complied with the terms of their restructure agreement. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $3.3 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during 2011 for which we ceased accruing interest. At December 31, 2010, loans modified in a troubled debt restructuring totaled $11.1 million all of which were current at the time of their restructuring and were in compliance with the terms of their restructure agreement at December 31, 2010.

Upon request, we will generally agree to a short-term payment plan for certain residential mortgage loan borrowers. Many of these customers are current as to their mortgage payments, but may be anticipating a short-term cash flow need and want to protect their credit history. The extent of these plans is generally limited to a six-month deferral of principal payments. Pursuant to these short-term payment plans, we do not modify mortgage notes, recast legal documents, extend maturities or reduce interest rates. We also do not forgive any interest or principal. These loans have not been classified as troubled debt restructurings since we collect all principal and interest, the deferral period is short and any reduction in the present value of cash flows is due to the insignificant delay in the timing of principal payments. As a result, these restructurings did not meet the requirements in ASU No. 2011-02 to be considered a troubled debt restructuring. The principal balance of loans with payment plans at December 31, 2011 amounted to $28.1 million, including $19.7 million of loans that are current, $2.0 million that are 30 to 59 days past due, $3.1 million that are 60 to 89 days past due and $3.3 million that are non-accrual loans and 90 days or more past due. The principal balance of loans with payment plans at December 31, 2010 amounted to $81.3 million, including loans that were determined to be troubled debt restructurings as a result of our adoption of ASU No. 2011-02. Of the $81.3 million of loans in payment plans at December 31, 2010, $54.4 million were current, $13.9 million were 30 to 59 days past due, $4.7 million were 60 to 89 days past due and $8.3 million were 90 days or more past due.

Allowance for Loan Losses.

The following table presents the activity in our ALL at or for the years indicated.

	At or for the Year December 31,

	2011	2010	2009	2008	2007

	(Dollars in thousands)
Balance at beginning of year	$236,574	$140,074	$49,797	$34,741	$30,625

Provision for loan losses	120,000	195,000	137,500	19,500	4,800
Charge-offs:
First mortgage loans	(96,714)	(110,669)	(48,097)	(4,458)	(701)
Consumer and other loans	(382)	(102)	(36)	(64)	(62)

Total charge-offs	(97,096)	(110,771)	(48,133)	(4,522)	(763)
Recoveries	14,313	12,271	910	78	79

Net charge-offs	(82,783)	(98,500)	(47,223)	(4,444)	(684)

Balance at end of year	$273,791	$236,574	$140,074	$49,797	$34,741

Allowance for loan losses to total loans	0.93%	0.77%	0.44%	0.17%	0.14%
Allowance for loan losses to non-performing loans	26.77	27.15	22.32	22.89	43.75
Net charge-offs as a percentage of average loans	0.28	0.31	0.15	0.02	-

The following table presents the activity in our ALL by portfolio segment.

	At December 31, 2011

	One-to four- Family Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total

	(In thousands)

Balance at December 31, 2009	$133,927	$1,304	$1,865	$2,978	$140,074

Provision for loan losses	191,697	3,115	(137)	325	195,000
Charge-offs	(110,669)	-	-	(102)	(110,771)
Recoveries	12,269	-	-	2	12,271

Net (charge-offs) recoveries	(98,400)	-	-	(100)	(98,500)

Balance at December 31, 2010	$227,224	$4,419	$1,728	$3,203	$236,574

Provision for loan losses	120,126	(37)	(994)	905	120,000
Charge-offs	(96,714)	-	-	(382)	(97,096)
Recoveries	14,286	-	-	27	14,313

Net (charge-offs) recoveries	(82,428)	-	-	(355)	(82,783)

Balance at December 31, 2011	$264,922	$4,382	$734	$3,753	$273,791

Loan portfolio:
Balance at end of year
Individually evaluated for impairment	$58,630	$10,266	$4,344	$-	$73,240
Collectively evaluated for impairment	28,936,923	29,368	585	287,229	29,254,105
Allowance
Individually evaluated for impairment	$1,335	$3,718	$722	$-	$5,775
Collectively evaluated for impairment	263,587	664	12	3,753	268,016

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

The ALL amounted to $273.8 million and $236.6 million at December 31, 2011 and 2010, respectively. We recorded our provision for loan losses during 2011 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, our loss experience on non-performing loans, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and changes in the size of the loan portfolio. See “Item 7 – Management’s Discussion and Analysis – Critical Accounting Policies – Allowance for Loan Losses”.

The national economy was in a recessionary cycle during 2009 and 2010 with the housing and real estate markets suffering significant losses in value. Economic conditions have improved but at a slower pace than anticipated during 2011. Home sale activity and real estate valuations have remained at reduced levels during 2011 and unemployment, while improving, has remained at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

At December 31, 2011, first mortgage loans secured by one-to four-family properties accounted for 98.9% of total loans. Fixed-rate mortgage loans represent 66.8% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. We do not originate or purchase option ARM loans or negative amortization loans.

Non-performing loans amounted to $1.02 billion at December 31, 2011 as compared to $871.3 million at December 31, 2010. Non-performing loans at December 31, 2011 included $1.01 billion of one- to four-family first mortgage loans as compared to $858.3 million at December 31, 2010. The ratio of non-performing loans to total loans was 3.48% at December 31, 2011 compared with 2.82% at December 31, 2010. Loans delinquent 60 to 89 days amounted to $187.4 million at December 31, 2011 as compared to $193.2 million at December 31, 2010. Foreclosed real estate amounted to $40.6 million at December 31, 2011 as compared to $45.7 million at December 31, 2010. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values over the last three years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios have helped to moderate our charge-offs as there has generally been adequate equity behind our first lien as of the foreclosure date to satisfy our loan.

At December 31, 2011, the ratio of the ALL to non-performing loans was 26.77% as compared to 27.15% at December 31, 2010. The ratio of the ALL to total loans was 0.93% at December 31, 2011 as compared to 0.77% at December 31, 2010. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL and non-performing loans. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.

We obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $82.8 million for 2011 as compared to $98.5 million in 2010.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our AQC uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at December 31, 2011, 81.7% of our loan portfolio and 77.6% of our non-performing loans are located in the New York metropolitan area. We generally obtain updated collateral values by the time a loan becomes 180 days past due which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed-rate and variable-rate one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we increased certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during 2011. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We generally obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our estimated loss experience on our non-performing one- to four-family first mortgage loans was approximately 13.5% during 2011 as compared to 13.3% in 2010 and 11.0% in 2009. The recent adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data.

We consider the average LTV ratio of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at December 31, 2011 was approximately 60%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was approximately 74% at December 31, 2011. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 77.6% of our non-performing loans were located at December 31, 2011, by approximately 24% from the peak of the market in 2006 through November 2011 and by 33% nationwide during that period. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $82.8 million for 2011 as compared to net charge-offs of $98.5 million for 2010. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. In addition, in light of the highly publicized foreclosure issues that have recently affected the nation’s largest mortgage loan servicers which has resulted in greater bank regulatory, court and state attorney general scrutiny, our foreclosure process and timing to completion of foreclosures may continue to be delayed. If real estate prices continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

At December 31, 2011 and December 31, 2010, commercial and construction loans evaluated for impairment in accordance with accounting guidance amounted to $14.6 million and $16.7 million, respectively. Based on this evaluation, we established an ALL of $4.4 million for loans classified as impaired at December 31, 2011 compared to $5.1 million at December 31, 2010.

The markets in which we lend have experienced significant declines in real estate values which we have taken into account in evaluating our ALL. Although we believe that we have established and maintained the ALL at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Increases in our loss experience on non-performing loans, the loss factors used in our quantitative analysis of the ALL and continued increases in overall loan delinquencies can have a significant impact on our need for increased levels of loan loss provisions in the future. No assurance can be given in any particular case that our LTV ratios will provide full protection in the event of borrower default. Although we use the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change. See “Item 7 – Management’s Discussion and Analysis – Critical Accounting Policies – Allowance for Loan Losses”.

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)

First mortgage loans:
One- to four-family	$264,922	98.86%	$227,224	98.79%	$133,927	98.69%	$45,642	98.43%	$29,511	97.95%
Other first mortgages	5,116	0.16	6,147	0.19	3,169	0.21	2,065	0.26	1,883	0.38
Total first mortgage loans	270,038	99.02	233,371	98.98	137,096	98.90	47,707	98.69	31,394	98.33
Consumer and other loans	3,753	0.98	3,203	1.02	2,978	1.10	2,090	1.31	3,347	1.67
Total allowance for loan losses	$273,791	100.00%	$236,574	100.00%	$140,074	100.00%	$49,797	100.00%	$34,741	100.00%

Investment Activities

The Board of Directors reviews and approves our investment policy on an annual basis. The Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, and other officers are authorized to purchase, sell, or loan securities. The Board of Directors reviews our investment activity on a quarterly basis.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. In establishing our investment strategies, we consider our asset/liability position, asset concentrations, interest rate risk, credit risk, liquidity, market volatility and desired rate of return. We may invest in securities in accordance with the regulations of the OCC including U.S. Treasury obligations, federal agency securities, mortgage-backed securities, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, federal funds sold, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers to be an unsuitable investment practice.

We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by GSEs. These securities account for substantially all of our securities. We do not purchase unrated or private label mortgage-backed securities. At December 31, 2011, there were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.

We also have an investment in Federal Home Loan Bank of New York (“FHLB”) stock for $510.6 million. We have evaluated our investment in FHLB stock for impairment which includes a review of the financial statements and capital balances of FHLB. As a result of our review we have noted that there were no issues that would result in impairment in our investment. FHLB is in compliance with its regulatory capital to assets ratio and liquidity requirements.

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

Investment Securities.      At December 31, 2011, investment securities classified as held to maturity had a carrying value of $539.0 million as compared to $3.94 billion at December 31, 2010, substantially all of which were callable by the issuer. Investments classified as available for sale amounted to $7.4 million at December 31, 2011 and $89.8 million at December 31, 2010. At December 31, 2011, the investment securities portfolio had a weighted-average rate of 3.20% and a fair value of approximately $545.8 million. During 2011, we did not make any purchases of investment securities. During 2010 we purchased $5.80 billion of investment securities all of which were issued by GSEs. As a result of the low market interest rates, $3.40 billion of investment securities were called during 2011. Of the securities held as of December 31, 2011, $500.0 million have step-up features where the interest rate is increased on scheduled future dates. These securities have call options that are generally effective prior to the initial rate increase, but after an initial no-call period of three months to two years, and assist in our management of interest rate risk (“IRR”). The above step-up features are not accounted for separately from the underlying securities as we have concluded that they are clearly and closely related to the step-up note in accordance with accounting guidance. All of these step-up notes are scheduled to reset within the next two years. At December 31, 2011, investment securities with an amortized cost of $500.0 million were used as collateral for securities sold under agreements to repurchase. Also, at December 31, 2011, we had $510.6 million in FHLB stock. See “- Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

The following table presents our investment securities activity for the years indicated.

	For the Year Ended December 31,

	2011	2010	2009

	(In thousands)

Investment securities:
Carrying value at beginning of year	$4,028,801	$5,282,944	$3,463,719

Purchases:
Held to maturity	-	5,802,176	4,540,329
Available for sale	-	-	1,331,300
Calls:
Held to maturity	(3,400,000)	(6,049,130)	(400,000)
Available for sale	-	(1,025,000)	(3,622,225)
Maturities:
Held to maturity	-	(105)	-
Sales:
Available for sale	(80,000)	-	(168)
Premium (amortization) and discount accretion, net	5	(1,338)	(4,292)
Change in unrealized gain or (loss)	(2,428)	19,254	(25,719)

Net (decrease) increase in investment securities	(3,482,423)	(1,254,143)	1,819,225

Carrying value at end of year	$546,378	$4,028,801	$5,282,944

Mortgage-backed Securities.    All of our mortgage-backed securities are issued by Ginnie Mae, Fannie Mae or Freddie Mac. At December 31, 2011, mortgage-backed securities classified as held to maturity totaled $4.12 billion, or 9.1% of total assets, while $9.17 billion, or 20.2% of total assets, were classified as available for sale.

At December 31, 2011, the mortgage-backed securities portfolio had a weighted-average rate of 2.88% and a fair value of approximately $13.54 billion. Of the mortgage-backed securities we held at December 31, 2011, $11.18 billion, or 84.1% of total mortgage-backed securities, had adjustable rates and $2.11 billion, or 15.9% of total mortgage-backed securities, had fixed rates. Our mortgage-backed securities portfolio includes real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”). At December 31, 2011, we held $828.9 million of fixed-rate REMICs, which constituted 6.2% of our mortgage-backed securities portfolio. Mortgage-backed security purchases totaled $3.05 billion during 2011 compared with $15.49 billion during 2010. At December 31, 2011, mortgage-backed securities with an amortized cost of $8.47 billion were used as collateral for securities sold under agreements to repurchase.

We sold $8.66 billion of mortgage-backed securities available for sale as part of a restructuring transaction in the first quarter of 2011 (the “Restructuring Transaction”) which included the extinguishment of $12.5 billion of structured putable borrowings. The extinguishment of the borrowings was funded by the sale of the mortgage-backed securities that had an average yield of 3.20% and $5.00 billion of new short-term fixed-maturity borrowings with an average cost of 0.66%. We decided to complete the Restructuring Transaction because recent market events, the unprecedented involvement of the U.S. government and the GSEs in the mortgage market and the continuance of historically low market interest rates, resulted in an environment in which our balance sheet as a whole and our assets in particular became less responsive to current market conditions. The extended low interest rate environment caused accelerated prepayment speeds on our mortgage-related assets resulting in interest rate risk and margin compression concerns for us.

Mortgage-backed securities generally yield less than the underlying loans because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain borrowings. In general, mortgage-backed securities issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk-weighting assigned to most non-securitized residential mortgage loans.

While mortgage-backed securities are subject to a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities. At December 31, 2011, we did not own any principal-only, REMIC residuals, private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans.

The Company had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act (“SIPA”). Mortgage-backed securities with an amortized cost of approximately $114.1 million were pledged as collateral for these borrowings and we demanded the return of this collateral. The trustee for the SIPA liquidation of Lehman Brothers, Inc. (the “Trustee”) notified the Company in the fourth quarter of 2011 that it no longer holds these securities and considers our claim to be approximately $13.9 million representing the excess of the market value of the collateral over the $100 million repurchase price. While we dispute the Trustee’s calculation of the claim, as a result of the Trustee’s position, we removed the mortgage-backed securities and the borrowings from our balance sheet and recorded the net amount as a receivable included in other assets (the “Net Claim”). While we intend to pursue full recovery of our Net Claim, we established a reserve of $3.9 million against the receivable balance at December 31, 2011. There can be no assurances as to the amount of the final settlement of this transaction.

The following table presents our mortgage-backed securities activity for the years indicated.

	For the Year Ended December 31,

	2011	2010	2009

	(In thousands)
Mortgage-backed securities:
Carrying value at beginning of year	$24,034,909	$21,080,085	$19,487,811

Purchases:
Held to maturity	-	172,434	3,017,730
Available for sale	3,053,146	15,314,571	3,849,268
Principal payments:
Held to maturity	(1,808,661)	(4,198,619)	(2,609,338)
Available for sale	(2,791,747)	(4,167,652)	(2,123,330)
Sales:
Available for sale	(8,964,385)	(3,917,420)	(761,557)
Mortgage-backed securities used as collateral for Lehman Brothers, Inc. repurchase agreement	(114,005)	-	-
Premium amortization and discount accretion, net	(78,382)	(79,637)	(27,972)
Change in unrealized (loss) or gain	(44,962)	(168,853)	247,473

Net increase in mortgage-backed securities	(10,748,996)	2,954,824	1,592,274

Carrying value at end of year	$13,285,913	$24,034,909	$21,080,085

The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. The table also presents the mortgage-backed securities portfolio by coupon type.

	At December 31,
	2011			2010			2009
	Carrying Value	Percent of Total (1)	Fair Value	Carrying Value	Percent of Total (1)	Fair Value	Carrying Value	Percent of Total (1)	Fair Value
	(Dollars in thousands)
Money market investments:
Federal funds sold	$560,051	100.00%	$560,051	$493,628	100.00%	$493,628	$362,449	100.00%	$362,449

Investment securities:
Held to maturity:
United States government-sponsored enterprises	$539,011	98.65%	$545,761	$3,939,006	97.77%	$3,867,488	$4,187,599	79.27%	$4,070,900
Municipal bonds	-	-	-	-	-	-	105	0.01	105
Total held to maturity	539,011	98.65	545,761	3,939,006	97.77	3,867,488	4,187,704	79.28	4,071,005
Available for sale:
United States government-sponsored enterprises	-	-	-	82,647	2.05	82,647	1,088,165	20.59	1,088,165
Equity securities	7,368	1.35	7,368	7,148	0.18	7,148	7,075	0.13	7,075
Total available for sale	7,368	1.35	7,368	89,795	2.23	89,795	1,095,240	20.72	1,095,240
Total investment securities	$546,379	100.00%	$553,129	$4,028,801	100.00%	$3,957,283	$5,282,944	100.00%	$5,166,245

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$83,587	0.63%	$86,189	$98,887	0.41%	$101,689	$112,019	0.53%	$114,787
FNMA pass-through certificates	1,154,638	8.69	1,233,237	1,622,994	6.75	1,710,265	2,510,095	11.91	2,616,604
FHLMC pass-through certificates	2,132,408	16.05	2,257,772	2,943,565	12.25	3,091,813	4,764,429	22.60	4,995,782
FHLMC and FNMA REMICs	744,890	5.61	791,225	1,248,926	5.20	1,295,740	2,577,011	12.22	2,597,658
Total held to maturity	4,115,523	30.98	4,368,423	5,914,372	24.61	6,199,507	9,963,554	47.27	10,324,831
Available for sale:
GNMA pass-through certificates	1,166,228	8.78	1,166,228	1,580,482	6.58	1,580,482	1,270,074	6.02	1,270,074
FNMA pass-through certificates	4,468,029	33.63	4,468,029	10,397,788	43.25	10,397,788	3,907,368	18.54	3,907,368
FHLMC pass-through certificates	3,452,156	25.98	3,452,156	5,619,172	23.38	5,619,172	4,888,326	23.19	4,888,326
FHLMC and FNMA REMICs	83,977	0.63	83,977	523,095	2.18	523,095	1,050,763	4.98	1,050,763
Total available for sale	9,170,390	69.02	9,170,390	18,120,537	75.39	18,120,537	11,116,531	52.73	11,116,531
Total mortgage-backed securities	$13,285,913	100.00%	$13,538,813	$24,034,909	100.00%	$24,320,044	$21,080,085	100.00%	$21,441,362

By coupon type:
Adjustable-rate	$11,176,049	84.12%	$11,330,814	$20,638,679	85.87%	$20,823,817	$14,912,735	70.74%	$15,211,271
Fixed-rate	2,109,864	15.88	2,207,999	3,396,230	14.13	3,496,227	6,167,350	29.26	6,230,091

Total mortgage-backed securities	$13,285,913	100.00%	$13,538,813	$24,034,909	100.00%	$24,320,044	$21,080,085	100.00%	$21,441,362

Total investment portfolio	$14,392,343		$14,651,993	$28,557,338		$28,770,955	$26,725,478		$26,970,056

(1) Based on carrying value for each investment type.

Carrying Values, Rates and Maturities.    The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2011. Mortgage-backed securities are presented by issuer and by coupon type. The table does not include the effect of prepayments or scheduled principal amortization. Equity securities have been excluded from this table.

	At December 31, 2011
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
	(Dollars in thousands)
Money market investments:
Federal funds sold	$560,051	0.25%	-	-%	-	-%	-	0%	$560,051	0.25%

Investment securities:
Held to maturity:
United States government- sponsored enterprises	-	-%	-	-%	-	-%	$539,011	3.20%	$539,011	3.20%
Total held to maturity	-	-	-	-	-	-	539,011	3.20	539,011	3.20

Total investment securities	-	-%	-	-%	-	-%	539,011	3.20%	539,011	3.20%

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$-	-%	$13	10.68%	$1,100	2.22%	$82,474	2.12%	$83,587	2.12%
FNMA pass-through certificates	-	-	1,257	6.72	4,251	5.65	1,149,130	3.83	1,154,638	3.84
FHLMC pass-through certificates	-	-	430	4.16	3,299	3.09	2,128,679	3.89	2,132,408	3.89
FHLMC and FNMA REMIC’s	-	-	-	-	-	-	744,890	4.33	744,890	4.33
Total held to maturity	-	-	1,700	6.10	8,650	4.24	4,105,173	3.92	4,115,523	3.92

Available for sale:
GNMA pass-through certificates	-	-	-	-	-	-	1,166,228	2.75	1,166,228	2.75
FNMA pass-through certificates	-	-	-	-	-	-	4,468,029	2.33	4,468,029	2.33
FHLMC pass-through certificates	-	-	-	-	-	-	3,452,156	2.37	3,452,156	2.37
FHLMC and FNMA REMIC’s	-	-	-	-	-	-	83,977	2.93	83,977	2.93
Total available for sale	-	-	-	-	-	-	9,170,390	2.40	9,170,390	2.40
Total mortgage-backed securities	-	-%	1,700	6.10%	8,650	4.24%	13,275,563	2.88%	13,285,913	2.88%

By coupon type:
Adjustable-rate	-	-%	248	1.65%	4,254	2.13%	11,171,547	2.61%	11,176,049	2.61%
Fixed-rate	-	-	1,451	6.86	4,396	6.28	2,104,017	4.29	2,109,864	4.30
Total mortgage-backed securities	$-	-%	$1,699	6.10%	$8,650	4.24%	$13,275,564	2.88%	$13,285,913	2.88%

Total	$560,051	0.25%	$1,699	6.10%	$8,650	4.24%	$13,814,575	2.89%	$14,384,975	2.79%

Sources of Funds

General.       Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Retail deposits generated through our branch network and wholesale borrowings have been our primary means of funding our growth initiatives. We intend to fund our future growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth decreases. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Deposits.    We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer passbook and statement savings accounts, interest-bearing transaction accounts, checking accounts, money market accounts and time deposits. We also offer IRA accounts and qualified retirement plans.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing market interest rates, pricing of deposits and competition. In determining our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Our deposits are primarily obtained from market areas surrounding our branch offices. We also open deposit accounts through the internet for customers throughout the United States. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. There are large money-center and regional financial institutions operating throughout our market area, and we also face strong competition from other community-based financial institutions. We grew our deposits by $334.6 million in 2011 and by $595.1 million in 2010. We have restrained our deposit growth in recent years due to low market interest rates impacting the yields available to us for mortgage-related assets and investment securities

Total deposits increased $334.6 million, or 1.3%, during 2011 due primarily to a $2.15 billion increase in our money market accounts. This increase was partially offset by a $1.69 billion decrease in our time deposits and a $157.4 million decrease in savings and interest-bearing transaction accounts. Total core deposits (defined as non-time deposit accounts) represented approximately 46.7% of total deposits as of December 31, 2011 compared with 39.3% as of December 31, 2010. This increase is due to the growth in our money market accounts as a result of our favorable rates as compared to our competitors. The aggregate balance in our time deposit accounts was $13.59 billion as of December 31, 2011 compared with $15.28 billion as of December 31, 2010. Time deposits with remaining maturities of less than one year amounted to $8.85 billion at December 31, 2011 compared with $10.60 billion at December 31, 2010. These time deposits are scheduled to mature as follows: $3.69 billion with an average cost of 1.15% in the first quarter of 2012, $2.10 billion with an average cost of 1.03% in the second quarter of 2012, $1.46 billion with an average cost of 1.39% in the third quarter of 2012 and $1.60 billion with an average cost of 1.55% in the fourth quarter of 2012. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

The following table presents our deposit activity for the years indicated:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Total deposits at beginning of year	$25,173,126	$24,578,048	$18,464,042
Net increase in deposits	6,120	218,731	5,630,538
Interest credited	328,514	376,347	483,468
Total deposits at end of year	$25,507,760	$25,173,126	$24,578,048

Net increase	$334,634	$595,078	$6,114,006

Percent increase	1.33%	2.42%	33.11%

At December 31, 2011, we had $5.25 billion in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)

3 months or less	$1,310,535
Over 3 months through 6 months	657,161
Over 6 months through 12 months	1,269,791
Over 12 months	2,017,200

Total	$5,254,687

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At December 31,
	2011			2010			2009
	Amount	Percent of total deposits	Weighted average nominal rate	Amount	Percent of total deposits	Weighted average nominal rate	Amount	Percent of total deposits	Weighted average nominal rate
	(Dollars in thousands)

Savings	$870,887	3.41%	0.49%	$860,806	3.42%	0.64%	$786,559	3.20%	0.74%
Interest-bearing demand	1,984,962	7.78	0.68	2,152,460	8.55	0.73	2,075,175	8.44	1.36
Money market	8,456,020	33.15	0.87	6,310,080	25.07	1.04	5,058,842	20.59	1.38
Noninterest-bearing demand	604,449	2.37	-	567,230	2.25	-	586,041	2.38	-
Total	11,916,318	46.71	0.77	9,890,576	39.29	0.88	8,506,617	34.61	1.22
Time deposits:
Time deposits $100,000 and over	5,254,687	20.61	1.67	5,778,432	22.96	1.76	5,944,586	24.20	2.02

Time deposits less than $100,000 with original maturities of:

3 months or less	439,601	1.72	0.75	508,830	2.02	0.75	485,518	1.98	1.19
Over 3 months to 12 months	1,397,695	5.48	0.75	2,126,023	8.45	0.84	3,212,728	13.06	1.41
Over 12 months to 24 months	2,126,619	8.34	1.03	2,530,876	10.05	1.30	3,753,700	15.27	2.23
Over 24 months to 36 months	1,537,513	6.03	1.72	1,817,729	7.22	2.22	952,722	3.88	2.51
Over 36 months to 48 months	515,178	2.02	2.46	461,709	1.83	2.63	236,551	0.96	2.94
Over 48 months to 60 months	212,161	0.83	2.63	157,626	0.63	2.83	35,505	0.14	3.18
Over 60 months	702,595	2.75	2.78	474,322	1.88	3.06	126,281	0.51	3.59
Qualified retirement plans	1,405,393	5.51	1.77	1,427,003	5.67	1.91	1,323,840	5.39	2.37
Total time deposits	13,591,442	53.29	1.56	15,282,550	60.71	1.67	16,071,431	65.39	2.01
Total deposits	$25,507,760	100.00%	1.19%	$25,173,126	100.00%	1.36%	$24,578,048	100.00%	1.74%

The following table presents, by rate category, the amount of our time deposit accounts outstanding at the dates indicated.

	At December 31,

	2011	2010	2009

	(In thousands)

Time deposit accounts:
1.00% or less	$5,969,264	$4,553,160	$503
1.01% to 1.50%	2,501,696	3,403,320	5,793,756
1.51% to 2.00%	1,165,895	2,034,431	2,329,194
2.01% to 2.50%	1,899,498	2,867,303	4,688,010
2.51% to 3.00%	948,342	1,205,751	2,444,254
3.01% and over	1,106,747	1,218,585	815,714

Total	$13,591,442	$15,282,550	$16,071,431

The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2011.

	Period to Maturity from December 31, 2011

	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three years	Total

	(In thousands)

Time deposit accounts:
1.00% or less	$2,736,755	$1,697,176	$1,527,746	$7,472	$90	$25	$5,969,264
1.01% to 1.50%	88,250	55,636	604,412	1,664,145	88,546	707	2,501,696
1.51% to 2.00%	62,154	341,932	440,628	35,014	49,555	236,612	1,165,895
2.01% to 2.50%	796,349	3,774	31,619	238,109	74,207	755,440	1,899,498
2.51% to 3.00%	191	459	446,284	199,463	90,883	211,062	948,342
3.01% and over	4,468	2,508	11,594	78,249	338,357	671,571	1,106,747

Total	$3,688,167	$2,101,485	$3,062,283	$2,222,452	$641,638	$1,875,417	$13,591,442

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

Borrowed funds at December 31 are summarized as follows:

	2011		2010
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$800,000	4.53%	$2,150,000	4.29%
Other brokers	6,150,000	4.44	12,650,000	4.00
Total securities sold under agreements to repurchase	6,950,000	4.45	14,800,000	4.04

Advances from the FHLB	8,125,000	3.39	14,875,000	3.99
Total borrowed funds	$15,075,000	3.87%	$29,675,000	4.02%

Accrued interest payable	$66,252		$151,215

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Repurchase Agreements:
Average balance outstanding during the year	$9,127,800	$15,034,110	$15,100,221

Maximum balance outstanding at any month-end during the year	$14,750,000	$15,100,000	$15,100,000

Weighted average rate during the period	4.37%	4.10%	4.05%

FHLB Advances:
Average balance outstanding during the year	$13,349,342	$14,875,000	$15,035,798

Maximum balance outstanding at any month-end during the year	$14,875,000	$14,875,000	$15,575,000

Weighted average rate during the period	3.44%	4.04%	4.01%

Borrowings consisted of the following at December 31:

	2011	2010

	(In thousands)
Structured borrowings:
Quarterly put option	$3,325,000	$24,125,000
One-time put option	4,600,000	4,950,000

	7,925,000	29,075,000
Fixed-rate/fixed-maturity borrowings	7,150,000	600,000

Total borrowed funds	$15,075,000	$29,675,000

As the above table indicates, a portion our borrowed funds are putable at the discretion of the issuer after an initial no-put period. As a result, if interest rates were to decrease, or stay at current levels, these borrowings would probably not be put back to us and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, these borrowings would likely be put back to us at their next put date and our cost to replace these borrowings would increase.

Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. As a result, many of our quarterly putable borrowings have become putable within three months. Of the $3.33 billion reported, $2.68 billion, with a weighted average rate of 4.40%, could be put back to the Company during any three-month period. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 300 basis points.

The Bank completed the Restructuring Transaction in the first quarter of 2011 which resulted in the extinguishment of $12.5 billion of structured putable borrowings with an average cost of 3.56%. The extinguishment of the borrowings in the Restructuring Transaction was funded by the sale of $8.66 billion of securities with an average yield of 3.20% and re-borrowing $5.00 billion of short-term fixed-maturity borrowings with an average cost of 0.66%.

During the fourth quarter of 2011, the Bank extinguished $4.3 billion of structured putable borrowings with a weighted average cost of 4.21%. The extinguishment of the borrowings was funded primarily by the Company’s existing cash position. This cash position was the result of the calls of investment securities and, to a lesser extent, prepayments on mortgage-related assets.

The loss on the extinguishment of debt from the Restructuring Transaction and the extinguishment of debt during the fourth quarter of 2011, (collectively referred to as the “Transactions”), amounted to $1.90 billion.

During the year ended December 31, 2011, we also modified $4.00 billion of putable borrowings to fixed-maturity borrowings thereby eliminating the put option and further reducing our interest rate risk. Our borrowings also include $4.60 billion of one-time putable borrowings that are a result of modifying quarterly putable borrowings in 2009 and 2010.

We did not enter into any new repurchase agreements during 2011.

The scheduled maturities and potential put dates of our borrowings as of December 31, 2011 are as follows:

	Borrowings by Scheduled Maturity Date		Borrowings by Earlier of Scheduled Maturity or Next Potential Put Date
Year	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

2012	$2,900,000	0.88%	$5,575,000	2.57%
2013	-	-	1,325,000	4.69
2014	-	-	3,725,000	4.47
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.37	-	-
2018	700,000	3.65	250,000	3.10
2019	1,725,000	4.62	-	-
2020	3,275,000	4.53	-	-

Total	$15,075,000	3.87%	$15,075,000	3.87%

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	At December 31,

	2011	2010	2009

	(In thousands)
Amortized cost of collateral:
United States government-sponsored enterprise securities	$500,000	$2,529,995	$2,429,640
Mortgage-backed securities	$8,467,397	14,653,221	14,482,533

Total amortized cost of collateral	$8,967,397	$17,183,216	$16,912,173

Fair value of collateral:
United States government-sponsored enterprise securities	$500,464	$2,475,750	$2,363,328
Mortgage-backed securities	$8,747,418	15,125,185	15,115,964

Total fair value of collateral	$9,247,882	$17,600,935	$17,479,292

Subsidiaries

Hudson City Savings has two wholly owned and consolidated subsidiaries: HudCiti Service Corporation and HC Value Broker Services, Inc. HudCiti Service Corporation, which qualifies as a New Jersey investment company, has two wholly owned and consolidated subsidiaries: Hudson City Preferred Funding Corporation and Sound REIT, Inc. Hudson City Preferred Funding and Sound REIT qualify as real estate investment trusts, pursuant to the Internal Revenue Code of 1986, as amended, and had $4.09 billion and $16.4 million, respectively, of residential mortgage loans outstanding at December 31, 2011.

HC Value Broker Services, Inc., whose primary operating activity is the referral of insurance applications, formed a strategic alliance that jointly markets insurance products with Savings Bank Life Insurance of Massachusetts.

Personnel

As of December 31, 2011, we had 1,486 full-time employees and 159 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION OF HUDSON CITY SAVINGS BANK AND HUDSON CITY BANCORP

General

Hudson City Savings has been a federally chartered savings bank since January 1, 2004 when it converted from a New Jersey chartered savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). Pursuant to the Reform Act, on July 21, 2011, the OTS effectively merged into the OCC, with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, and the FRB assuming all functions and authority from the OTS relating to savings and loan holding companies. As a result, Hudson City Savings is now regulated, examined and supervised by the OCC and Hudson City Bancorp is now regulated by the FRB.

Hudson City Savings must file reports with the OCC concerning its activities and financial condition, and must obtain regulatory approval from the OCC prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OCC will conduct periodic examinations to assess Hudson City Savings’ compliance with various regulatory requirements. The OCC has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose an enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the OCC, the FDIC has the authority to take such action under certain circumstances. Similarly, Hudson City Bancorp is subject to FRB regulation, examination, supervision, and reporting requirements. We are also subject to supervision, examination and regulation by the Consumer Financial Protection Bureau (“CFPB”).

This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the DIF and depositors and other consumers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in laws and regulations (including laws concerning taxes, banking, securities, accounting and insurance), whether by the FRB, OCC, FDIC or another government agency, or through legislation, could have a material adverse impact on Hudson City Bancorp and Hudson City Savings and their operations and shareholders.

Certain of the regulatory requirements that are or will be applicable to Hudson City Bancorp and Hudson City Savings are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Hudson City Bancorp and Hudson City Savings and is qualified in its entirety by reference to the actual statutes and regulations.

Informal Regulatory Agreement — Memorandum of Understanding.   On June 24, 2011, the Bank and Company each entered into a memorandum of understanding (“MOU”) with our former regulator, the OTS. In accordance with the MOU entered into by the Bank (the “Bank MOU”) (which is now enforceable by the OCC), the Bank has adopted and has implemented enhanced operating policies and procedures that will enable us to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we agreed to implement an increased governance structure over compliance and risk management practices including the establishment of a Risk Committee of the Board of Directors.

In accordance with the MOU entered into by the Company (the “Company MOU”) (which is now enforceable by the FRB), the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) provide notice to the regulators in accordance with published regulatory guidance prior to declaring a dividend to shareholders and (b) provide notice to and obtain written non-objection from the regulators prior to the Company incurring any debt outside the ordinary course of business.

The Board and management are continuing to implement the items required by the Bank MOU and the Company MOU. However, a finding by our regulators that the Company or the Bank failed to comply with the MOU could result in additional regulatory scrutiny, constraints on our business, or formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth or other aspects of our business.

Regulatory Reform.   On July 21, 2010, the President signed into law the Reform Act. The Reform Act imposes new restrictions and extends the framework of regulatory oversight for financial institutions, including depository institutions. Among other things, the Reform Act requires enhanced prudential standards for bank holding companies with $50 billion or more in total consolidated assets. In addition, the Reform Act changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the OTS to the OCC, effective July 21, 2011. Savings and loan holding companies are now regulated by the FRB. The new law also established an independent federal consumer protection bureau within the FRB. The following discussion summarizes significant aspects of the new law that affect Hudson City Bancorp and Hudson City Savings.

The following aspects of the Reform Act are related to the operations of Hudson City Savings:

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011;
•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts provided through December 31, 2012;
•	Deposit insurance assessment base calculation equals the depository institution’s average consolidated total assets minus its average tangible equity during the assessment period; and
•	The minimum designated reserve ratio of the DIF increased to 1.35% of estimated annual insured deposits or the comparable percentage of the assessment base.

The Reform Act also created the CFPB, which is authorized to supervise certain consumer financial services companies and insured depository institutions with more than $10 billion in total assets for consumer protection purposes. On July 21, 2011, the CFPB took over rulemaking responsibility for the federal consumer financial protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Truth in Saving Act, among others. Furthermore, the CFPB has examination and enforcement authority with respect to compliance with such federal consumer financial protections laws and regulations by institutions under its supervision and is authorized to conduct investigations to determine whether any person is, or has, engaged in conduct that violates the federal consumer financial laws. Investigations may be conducted jointly with the federal bank regulatory Agencies, and the CFPB may bring an administrative enforcement proceeding or civil actions in Federal district court. As a new independent bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies.

In addition, the Reform Act provides that the same standards for federal preemption of state consumer financial laws apply to both national banks and federal savings associations and eliminates the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations. The Reform Act also includes provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect our future operations, including provisions that create minimum standards for the origination of mortgages, restrict proprietary trading by banking entities, and restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

In addition, as required by the Reform Act, the FRB has adopted a rule that places restrictions on interchange fees applicable to debit card transactions and is thus expected to lower fee income generated from this source. Effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.

Also, the Reform Act mandates that certain companies periodically submit to the FRB and FDIC the plan of such company for rapid and orderly resolution under the Bankruptcy Code in the event of a material financial distress or failure. As a complement to such requirement, in January 2012, the FDIC adopted a rule requiring an insured depository institution with $50 billion or more in total assets to submit periodically to the FDIC a contingent plan for the resolution of such institution in the event of its failure. The rule requires institutions to develop and submit detailed plans demonstrating how such insured depository institutions could be resolved in an orderly and timely manner in the event of receivership. The first plan would be due to be submitted by to the FDIC on or before July 1, 2013. Whether we will be required to prepare a plan will depend on the size of our balance sheet prior to that date.

The following aspects of the financial reform and consumer protection act are related to the operations of Hudson City Bancorp:

•	Authority over savings and loan holding companies transferred to the FRB;
•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies; and
•

The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

Federally Chartered Savings Bank Regulation

Activity Powers.   Hudson City Savings derives its lending, investment and other activity powers primarily from the Home Owners’ Loan Act, as amended, commonly referred to as HOLA, and the regulations of the OCC thereunder. Under these laws and regulations, federal savings banks, including Hudson City Savings, generally may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities and certain other assets.

These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (certain loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. Hudson City Savings may also establish service corporations that may engage in activities not otherwise permissible for Hudson City Savings, including certain real estate equity investments and securities and insurance brokerage activities.

Capital Requirements.   The OCC capital regulations require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% (3% if the savings bank received the highest rating on its most recent examination) leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Hudson City Savings, as a matter of prudent management, targets as its goal the maintenance of capital ratios that exceed these minimum requirements and that are consistent with Hudson City Savings’ risk profile.

Generally, under existing risk-based and leverage capital rules, banks, bank holding companies and savings associations (collectively, banking organizations) are required to deduct certain assets from Tier 1 capital, and though a banking organization is permitted to net any associated deferred tax liability against some of such assets prior to making the deduction from Tier 1 capital, such netting generally is not permitted for goodwill and other intangible assets arising from a taxable business combination. In these cases, the full or gross carrying amount of the asset is deducted. However, banking organizations may reduce the amount of goodwill arising from a taxable business combination that they may deduct from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill. We have no deferred tax liabilities associated with goodwill and, as a result, the full amount of our goodwill is deducted from Tier 1 capital.

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

At December 31, 2011, Hudson City Savings exceeded each of the applicable capital requirements as shown in the following table:

			OCC Requirements
	Bank Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2011
Tangible capital	$3,980,011	8.83%	$676,054	1.50%	n/a	n/a
Leverage (core) capital	3,980,011	8.83	1,802,810	4.00	$2,253,512	5.00%
Total-risk-based capital	4,245,598	20.00	1,698,024	8.00	2,122,531	10.00

December 31, 2010
Tangible capital	$4,799,114	7.95%	$904,977	1.50%	n/a	n/a
Leverage (core) capital	4,799,114	7.95	2,413,272	4.00	$3,016,590	5.00%
Total-risk-based capital	5,026,339	22.74	1,768,682	8.00	2,210,827	10.00

The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject to. As a result, by July 2015 we will become subject to consolidated capital requirements which we have not been subject to previously.

In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. The Basel III capital rules will be implemented through regulations issued by the federal banking agencies (the “Agencies”). The impact on Hudson City Savings and Hudson City Bancorp of the Reform Act requirements and the Basel III rules cannot be determined at this time.

In accordance with the requirements of the Reform Act, in January 2012, the OCC issued a notice of proposed rulemaking, which would require national banks and federal savings associations with total consolidated assets of more than $10 billion, such as Hudson City Savings, to conduct annual capital-adequacy stress tests. Under the proposed rule, the OCC will provide institutions with a minimum of three economic scenarios, reflecting baseline, adverse, and severely adverse conditions. Using financial data as of September 30th of each year, we would be required to use the scenarios to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves, and regulatory capital levels and ratios, taking into account all relevant exposures and activities. On or before January 5 of each year, we would be required to submit a report of the results of our stress test to the OCC. Within 90 days thereafter, we would be required to publish a summary of the results. The proposed rule also would require each institution to establish and maintain a system of controls, oversight, and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the proposed rule. In addition to the proposed rule, the OCC anticipates issuing proposed guidance and procedures for scenario development for comment at a later date.

In June 2011, the Agencies also proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets, such as Hudson City Savings. The proposed guidance provides an overview of how a banking organization should structure its stress testing activities and ensure they fit into overall risk management. The guidance outlines broad principles for a satisfactory stress testing framework and describes the manner in which stress testing should be employed as an integral component of risk management that is applicable at various levels of aggregation within a banking organization, as well as for contributing to capital and liquidity planning. The OCC expects that the annual stress tests required under the January 2012 proposed rule described above would be only one component of the broader stress testing activities to be conducted by banking organizations under the June 2011 proposed guidance.

Interest Rate Risk.    The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), required that the Agencies revise their risk-based capital standards to take into account IRR concentration of risk and the risks of non-traditional activities. Previously, the OTS monitored the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value (“NPV”). In addition, OTS Thrift Bulletin 13a provided guidance on the management of IRR. However, following the December 31, 2011 reporting period, the Agencies will discontinue use of the OTS NPV IRR model and, effective March 31, 2012, OTS Thrift Bulletin 13a will be rescinded. The OCC regulations do not include a specific IRR component of the risk based capital requirement. However, the OCC expects all federal savings associations to have an independent IRR measurement process in place that measures both earnings and capital at risk, as described in the IRR Advisory and the 1996 IRR policy statement (each described below).

In June 1996, the Agencies adopted a Joint Agency Policy Statement on IRR (the “1996 IRR policy statement”). The 1996 IRR policy statement provides guidance to examiners and bankers on sound practices for managing IRR. The 1996 IRR policy statement also outlines fundamental elements of sound management that have been identified in prior regulatory guidance and discusses the importance of these elements in the context of managing IRR. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process that effectively identifies, measures and controls IRR.

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

Safety and Soundness Standards.    Pursuant to the requirements of the FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the Agencies adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

In addition, the OCC adopted regulations pursuant to FDICIA to require a savings bank that is given notice by the OCC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OCC. If, after being so notified, a savings bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If a savings bank fails to comply with such an order, the OCC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action.    FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the bank regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OCC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets.

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the OCC regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater and its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2011, Hudson City Savings met the applicable requirements to be considered “well capitalized”.

In addition to measures taken under the prompt corrective action provisions with respect to undercapitalized institutions, insured banks and their holding companies may be subject to potential enforcement actions by their regulators for unsafe and unsound practices in conducting their business or for violations of law or regulation, including the filing of a false or misleading regulatory report. Enforcement actions under this authority may include the issuance of cease and desist orders, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated parties” (generally bank insiders). Further, the FRB may bring an enforcement action against a depository institution holding company either to address undercapitalization in the holding company or to require the holding company to take measures to remediate undercapitalization or other safety and soundness concerns in a depository institution subsidiary.

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

Under the FDIC’s risk-based assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. For institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates depend on a combination of long-term debt issuer ratings, CAMELS component ratings and financial ratios. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. The FDIC , which sets a designated reserve ratio (“DRR”) annually, also established 1.25% of estimated insured deposits as the DRR of the DIF. In December 2010, the FDIC amended its regulations to increase the DRR of the DIF from 1.25% to 2.00% of estimated insured deposits of the DIF effective January 1, 2011. In December 2011, the FDIC held the DRR at 2% for 2012. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the DRR.

As a result of the failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF. This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum designated reserve ratio of 1.15%. As a result, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of five years, which was subsequently extended to eight years. In order to restore the reserve ratio to 1.15%, the FDIC adopted a final rule in February 2009 which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.

The Reform Act gave the FDIC much greater discretion to manage the DIF, including where to set the DRR. Among other things, the Reform Act (i) raises the minimum DRR, which the FDIC is required to set each year, to 1.35% (from the former minimum of 1.15%) and removed the upper limit on the DRR (which was formerly capped at 1.5%); (ii) requires that the fund reserve ratio reach 1.35% by September 30, 2020; and (iii) requires that the FDIC offset the effect of requiring the reserve ratio to reach 1.35% on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets, such as Hudson City Savings. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. Among other things, the restoration plan provided that the FDIC would forego a uniform three basis point increase in initial assessments rates that was previously scheduled to take effect on January 1, 2011. The FDIC is expected to pursue further rulemaking regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

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

The new rate schedule and other revisions to the assessment rules became effective on April 1, 2011. As revised by the final rule, the initial base assessment rates for depository institutions with total assets of less than $10 billion range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions. However, for large insured depository institutions, generally defined as those with at least $10 billion in total assets, such as Hudson City Savings, the final rule eliminated risk categories and the use of long-term debt issuer ratings when calculating the initial base assessment rates and combined CAMELS ratings and financial measures into two scorecards, one for most large insured depository institutions and another for highly complex insured depository institutions, to calculate assessment rates. A highly complex institution is generally defined as an insured depository institution with more than $50 billion in total assets that is controlled by a parent company with more than $500 billion in total assets. Each scorecard has two components—a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down based upon significant risk factors that are not captured by the scorecard. Under the new assessment rate schedule, effective April 1, 2011, the initial base assessment rate for large and highly complex insured depository institutions range from five to thirty-five basis points, and total base assessment rates, after applying all the unsecured debt and brokered deposit adjustments, range from two and one-half to forty-five basis points.

For 2011, Hudson City Savings had an assessment rate of approximately 27.04 basis points resulting in a deposit insurance assessment of $118.0 million. The deposit insurance assessment rates are in addition to the FICO payments. Total expense for 2011, including the FICO assessment, was $121.0 million.

In November 2009, the FDIC adopted a final rule which required insured depository institutions to prepay their projected quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009, which for Hudson City Savings totaled $162.5 million.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Financing Corporation payments will continue until the bonds mature in 2017 through 2019. Our expense for these payments totaled $3.0 million in 2011.

Transactions with Affiliates of Hudson City Savings.    Hudson City Savings is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”), and Regulation W and Regulation O issued by the FRB. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates (which for Hudson City Savings would include Hudson City Bancorp) and principal shareholders, directors and executive officers. The OCC is authorized to impose additional restriction on transactions with affiliates if necessary to protect the safety and soundness of a savings institution.

In addition, the FRB regulations include additional restrictions on savings banks under Section 11 of HOLA, including provisions prohibiting a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. FRB regulations also include certain specific exemptions from these prohibitions. The FRB and the OCC require each depository institution that is subject to Sections 23A and 23B of the FRA to implement policies and procedures to ensure compliance with Regulation W regarding transactions with affiliates.

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

The Reform Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, by, among other things, expanding covered transactions to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes will become effective by July 2012.

Privacy Standards.    Hudson City Savings is subject to OCC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act (“Gramm-Leach”). These regulations require Hudson City Savings to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

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

Community Reinvestment Act.    Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, any federally chartered savings bank, including Hudson City Savings, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a federally chartered savings bank, to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

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

Loans to One Borrower.   Under HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and unimpaired surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Hudson City Savings is in compliance with applicable loans to one borrower limitations. At December 31, 2011, Hudson City Savings’ largest aggregate amount of loans to one borrower totaled $8.1 million. These loans were restructured during 2010 to allow for a deferment of principal payments. These loans are performing in accordance with the restructuring agreement as of December 31, 2011. The borrower has no affiliation with Hudson City Savings.

Interagency Guidance on Nontraditional Mortgage Product Risks.   On October 4, 2006, the Agencies published the Interagency Guidance on Nontraditional Mortgage Product Risks (the “Guidance”). The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest only loans with limited documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity.

On June 29, 2007, the Agencies issued the “Statement on Subprime Mortgage Lending” (the “Statement”) to address the growing concerns facing the sub-prime mortgage market, particularly with respect to rapidly rising sub-prime default rates that may indicate borrowers do not have the ability to repay adjustable-rate sub-prime loans originated by financial institutions. In particular, the Agencies expressed concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the Agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.

Currently, we originate both interest-only and interest-only limited documentation loans. We also purchase interest-only loans. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. During 2011, originations of interest only loans totaled $928.2 million, of which all were one-to four-family loans. At December 31, 2011, our mortgage loan portfolio included $4.78 billion of interest-only loans, all of which were one- to four-family loans. As part of our wholesale loan program, we have allowed sellers to include limited documentation loans in each pool of purchased mortgage loans but limit the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have a maximum LTV of 70% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale limited documentation loans on our mortgage loan system. Included in our loan portfolio at December 31, 2011 are $3.85 billion of originated amortizing limited documentation loans and $956.2 million of originated limited documentation interest-only loans. See “Residential Mortgage Lending.”

We have evaluated the Guidance and the Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards.

Qualified Thrift Lender (“QTL”) Test.   The HOLA requires savings associations to meet a Qualified Thrift Lender (the “ QTL test”). Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2011, Hudson City Savings held 97.3% of its portfolio assets in qualified thrift investments and had more than 75% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2011. Therefore, Hudson City Savings qualified under the QTL test.

A savings association that fails the QTL test will immediately be prohibited from: (1) making any new investment or engaging in any new activity not permissible for a national bank, (2) paying dividends, unless such payment would be permissible for a national bank, is necessary to meet the obligations of a company that controls the savings association, and is specifically approved by the OCC and the FRB, and (3) establishing any new branch office in a location not permissible for a national bank in the association’s home state. A savings association that fails to meet the QTL test is deemed to have violated the HOLA and may be subject to OCC enforcement action. In addition, if the association does not requalify under the QTL test within three years after failing the test, the association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank.

Limitation on Capital Distributions.   The OCC regulations impose limitations upon certain capital distributions by federal savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash out merger and other distributions charged against capital.

The OCC regulates all capital distributions by Hudson City Savings directly or indirectly to Hudson City Bancorp, including dividend payments. A subsidiary of a savings and loan holding company, such as Hudson City Savings, must file a notice or seek affirmative approval from the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Currently, Hudson City Savings must seek approval from the OCC for future capital distributions. In addition, as a subsidiary of a savings and loan holding company, Hudson City Savings must receive approval from the FRB before declaring a dividend.

During 2011, we were required to file applications with the OCC and the FRB for proposed capital distributions, all of which were approved. Hudson City Savings paid dividends to Hudson City Bancorp totaling $87.5 million in 2011.

Hudson City Savings may not pay dividends to Hudson City Bancorp if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or if the dividend would violate a prohibition contained in any statute, regulation or agreement. Under the Federal Deposit Insurance Act (“FDIA”), an insured depository institution such as Hudson City Savings is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by Hudson City Savings also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.

In addition, Hudson City Savings may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below the amounts required for the liquidation account which was established as a result of Hudson City Savings’ conversion to a stock holding company structure.

Liquidity.   Hudson City Savings maintains sufficient liquidity to ensure its safe and sound operation, in accordance with OCC regulations.

Assessments.   The OCC charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are generally based on an institution’s total assets, with a surcharge for an institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination. We also pay semi-annual assessments for the holding company. We paid a total of $7.9 million in assessments for the year ended December 31, 2011.

Branching.   Federally chartered savings banks may branch nationwide to the extent allowed by federal statute.

Anti-Money Laundering and Customer Identification

Hudson City Savings is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), and its implementing regulations. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Title III of the USA PATRIOT Act and the implementing regulations impose the following requirements on financial institutions:

•	Establishment of anti-money laundering programs.

•

Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money-laundering.

•	Prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Federal Home Loan Bank System

Hudson City Savings is a member of the Federal Home Loan Bank system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The Federal Home Loan Bank provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of Federal Home Loan Banks. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances.

Hudson City Savings, as a member of the FHLB, is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Hudson City Savings, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Hudson City Savings. The activity-based stock purchase requirement for Hudson City Savings is equal to the sum of: (1) 4.5% of outstanding borrowings from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Hudson City Savings is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB’s balance sheet of derivative contracts between the FHLB and its members, which for Hudson City Savings is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2011, the amount of FHLB stock held by us satisfies the requirements of the FHLB capital plan.

Federal Reserve System

FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against net transaction accounts between $11.5 million and $71 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $71million. The first $11.5 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings’ interest-earning assets. Federal Home Loan Bank system members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest Federal Open Market Committee of the FRB target rate in effect during the reserve maintenance period.

Federal Holding Company Regulation

Hudson City Bancorp is a unitary savings and loan holding company within the meaning of HOLA. As a result of the Reform Act, Hudson City Bancorp is now subject to regulation, examination, supervision and reporting requirements by the FRB. In addition, the FRB has enforcement authority over Hudson City Bancorp and its subsidiaries other than Hudson City Savings Bank. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

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

•

any other activity (i) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 (the “BHC Act”), unless the FRB, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

•	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the FRB; and

•	any activity permissible for financial holding companies under section 4(k) of the BHC Act.

Activities permissible for financial holding companies under section 4(k) of the BHC Act include:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

•	financial, investment, or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	activities previously determined by the FRB to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.; and

•	portfolio investments made by an insurance company.

In addition, Hudson City Bancorp cannot be acquired or acquire a company unless the acquirer or target, as applicable, is engaged solely in financial activities.

Restrictions Applicable to All Savings and Loan Holding Companies. Except under limited circumstances, Federal law prohibits a savings and loan holding company, including Hudson City Bancorp, directly or indirectly, from:

•	acquiring control (as defined under HOLA) of another savings institution (or a holding company parent) without prior FRB approval;

•

acquiring, through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior FRB approval;

•

acquiring or retaining more than 5% of the voting shares a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or

•	acquiring or retaining control of a depository institution that is not federally insured.

In evaluating applications by holding companies to acquire savings associations, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

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

In general, a SLHC, with the prior approval of the FRB, may engage in all activities that bank holding companies may engage in under any regulation that the FRB has promulgated under Section 4(c) of the BHC Act. Prior approval from the FRB is not required, however, if: (1) the SLHC received a composite rating of “1” or “2” in its most recent examination, and it is not in troubled condition, and the holding company does not propose to commence the activity by an acquisition of a going concern, or (2) the activity is otherwise permissible under another provision of HOLA, for which prior notice to or approval from the FRB is not required.

Other Holding Company Restrictions. Pursuant to the terms of the Company MOU, we are required to file a notice with the FRB at least 30 days prior to declaring any future cash dividend, which notice must evidence our compliance with applicable guidance regarding payment of dividends issued by the FRB. This process enables the FRB to comment on, object to or otherwise prohibit us from paying the proposed dividend. The supervisory guidance issued by the FRB states that we should either eliminate, defer or significantly reduce dividends if (i) our net income available to common shareholders over the past year is insufficient to fully fund a dividend, (ii) our prospective rate of earnings retention is not consistent with our capital needs and our overall current or prospective financial condition or (iii) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

As discussed above, the Reform Act requires the Agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. In addition, the Reform Act specifically authorizes the FRB to issue regulations relating to capital requirements for savings and loan holding companies. As a result, by July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously. In addition, pursuant to the Reform Act, we are required to serve as a source of strength for Hudson City Savings.

As required by the Reform Act, in December of 2011, the FRB issued a notice of proposed rulemaking proposing several enhanced prudential standards to manage systemic risks presented by bank holding companies with consolidated assets of $50 billion or more and by nonbank financial institutions that are designated as systemically important by the Financial Stability Oversight Council, with respect to (i) risk-based capital requirements and leverage limits, (ii) liquidity requirements, (iii) single-counterparty credit limits, (iv) risk management, (v) stress tests, (vi) the debt-to-equity ceiling, and (vii) early remediation. Currently, only the stress testing provision is applicable to a savings and loan holding company. Under the stress testing provisions of the proposed rule, the FRB would conduct an annual evaluation of whether we have sufficient capital to absorb losses as a result of adverse economic conditions. In addition, we would be required to conduct semi-annual stress tests. A summary of both the FRB-run and the company-run stress tests would be required to be published. The stress test requirement is predicated on a company being subject to consolidated capital requirements and, therefore, the FRB will delay effectiveness of this requirement for savings and loan holding companies until the FRB has established risk-based capital requirements for such institutions.

In general, savings and loan holding companies would not be subject to the requirements in the proposed rule, except for the stress test requirements described above. However, the FRB has indicated that it intends to issue a separate proposal to initially apply the enhanced prudential standards to savings and loan holding companies. In addition, while the enhanced prudential standards under the proposed rule apply to institutions with more than $50 billion in consolidated assets, certain provisions of the rule also apply to bank holding companies with more than $10 billion in total consolidated assets and the FRB has indicated that it may determine to apply any of the enhanced prudential standards to any savings and loan holding company, if appropriate to ensure the safety and soundness of such company, on a case-by-case basis.

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

State

New Jersey State Taxation.      Hudson City Savings files New Jersey Corporate Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax at a rate of 9.00%. Savings institutions must also calculate, as part of their corporate tax return, an Alternative Minimum Assessment (“AMA”), which for Hudson City Savings is based on New Jersey gross receipts. Hudson City Savings must calculate its corporate business tax and the AMA, then pay the higher amount. In future years, if the corporate business tax is greater than the AMA paid in prior years, Hudson City Savings may apply the prepaid AMA against its corporate business taxes (up to 50% of the corporate business tax, subject to certain limitations). Hudson City Savings is not currently under audit with respect to its New Jersey income tax returns. During 2011, the State of New Jersey completed an audit of the Bank’s tax returns for 2007, 2008 and 2009.

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

During the first quarter of 2011 we completed the Restructuring Transaction which included the extinguishment of $12.5 billion of structured putable borrowings funded by the sale of $8.66 billion of securities and $5.00 billion of new short-term fixed-maturity borrowings. During the fourth quarter of 2011, the Bank extinguished $4.3 billion of structured putable borrowings with a weighted average cost of 4.21%. The extinguishment of the borrowings in the fourth quarter of 2011 was funded primarily by the Company’s existing cash position. This cash position was the result of the calls of investment securities and, to a lesser extent, prepayments on mortgage-related assets. The Transactions were intended to reduce our level of interest rate risk and improve our net interest margin. While net interest margin has improved from the levels that we would have experienced had we not completed the Transactions, the current protracted low interest rate environment will result in a continued trend of net interest margin compression. During this period of low market interest rates, elevated levels of prepayments and refinancings have resulted in a decrease in the yields earned on our interest-earning assets while our interest-bearing liabilities are repricing at a slower rate and include borrowings that are not expected to reprice in the near-term.

In September 2011, the FOMC announced its plan to purchase $400 billion of Treasury securities with maturities of 6 to 30 years funded by the sale of an equal amount of Treasury securities with remaining maturities of 3 years or less in a program commonly referred to as Operation Twist. This shift in security holdings by the FRB is intended to put downward pressure on longer-term interest rates. The FOMC also decided to maintain the overnight lending rate at zero to 0.25% through at least 2014. We expect the actions commenced by the FOMC will place additional downward pressure on our net interest margin as our interest-earning assets re-price to lower levels.

We are required to comply with the terms of the Bank MOU and the Company MOU that we have entered into with our regulators, and lack of compliance could result in additional regulatory enforcement actions.

The Bank and the Company each entered into a MOU with our former regulator, the OTS on June 24, 2011. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that will enable us to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we agreed to implement an increased governance structure over compliance and risk management practices including the establishment of a Risk Committee of the Board of Directors. Implementation of the Bank MOU requirements has resulted in, and may continue to result in, increased non-interest expense as we further enhanced our technology, added more staff to comply with such requirements and engaged outside consultants.

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

The Board and management are continuing to implement the items required by the Bank MOU and the Company MOU. A finding by our regulators that the Company or the Bank failed to comply with the MOU could result in additional regulatory scrutiny, constraints on our business, or formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth or other aspects of our business.

Our ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market.

Over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market. This involvement is a result of the recent economic crisis and has caused the interest rate for thirty year fixed rate mortgage loans that conform to the GSEs’ loan purchase guidelines to remain exceptionally low. In addition, the U.S. Congress has expanded the conforming loan limits in many of our operating markets, allowing larger balance loans to continue to be acquired by the GSEs. We originate and purchase such conforming loans and retain them for portfolio. In February 2012, the market interest rates for GSE conforming mortgage loans hit record lows. As a portfolio lender, we limited the growth of our balance sheet since we did not believe it was prudent to reinvest in long-term mortgage-related assets at current market interest rates. We expect that our one-to four-family loan repayments will remain at elevated levels and will continue to outpace our loan production as a result of these factors. Accordingly, we are likely to continue to experience a decrease in the size of our balance sheet while current economic conditions prevail.

The ultimate resolution of Fannie Mae and Freddie Mac may materially impact our results of operations.

Both Fannie Mae and Freddie Mac are under conservatorship with the Federal Housing Finance Agency. On February 11, 2011, the Obama administration presented the U.S. Congress with a report of its proposals for reforming America’s housing finance market with the goal of scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and ultimately winding down Fannie Mae and Freddie Mac. Without mentioning a specific time frame, the report calls for the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees and requiring larger down payments by borrowers. The report presents three options for the long-term structure of housing finance, all of which call for the unwinding of Fannie Mae and Freddie Mac and a reduced role of the government in the mortgage market: (1) a system with U.S. government insurance limited to a narrowly targeted group of borrowers; (2) a system similar to (1) above except with an expanded guarantee during times of crisis; and (3) a system where the U.S. government offers catastrophic reinsurance for the securities of a targeted range of mortgages behind significant private capital. We cannot be certain if or when Fannie Mae and Freddie Mac will be wound down, if or when reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the impact that any such reform may have on us until a definitive reform plan is adopted.

The regulatory reform legislation that became effective in 2011 has created uncertainty and may have a material effect on our operations and capital requirements.

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

•

The increase in the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and the requirement that deposit insurance assessments be based on average consolidated total assets minus average tangible equity, rather than on deposit bases. As a result of these provisions, our deposit insurance premiums have substantially increased.

•

Effective April 1, 2012, Hudson City Savings may be subject to a new rule promulgated by the FDIC which requires insured depository institutions with $50 billion or more in total assets to submit periodically to the FDIC a contingent plan for the resolution of such institution in the event of its failure. For Hudson City, the first plan would be due to be submitted by to the FDIC on or before July 1, 2013. Whether such plan will be required will depend on the size of our balance sheet prior to that date.

The Reform Act also includes provisions that create minimum standards for the origination of mortgage loans. Pursuant to the Reform Act, on April 19, 2011, the FRB requested public comment on a proposed rule under Regulation Z that would impose extensive regulations governing an institution’s obligation to evaluate a borrower’s ability to repay a mortgage loan. The rule would apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages or temporary loans). Consistent with the Reform Act, the proposal provides four options for complying with the ability-to-repay requirement. The proposal would also implement the Reform Act’s limits on prepayment penalties. It is possible that this rule may require use to change our underwriting practices and may cause a further increase in compliance costs.

As a result of the Reform Act and other proposed changes, we may become subject to more stringent capital requirements and other enhanced prudential standards.

The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. In addition, the Reform Act specifically authorizes the FRB to issue regulations relating to capital requirements for savings and loan holding companies. As a result, by July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously.

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

Also, as required by the Reform Act, in December of 2011, the FRB issued a notice of proposed rulemaking proposing several enhanced prudential standards to manage systemic risks presented by bank holding companies with consolidated assets of $50 billion or more and by nonbank financial institutions that are designated as systemically important by the Financial Stability Oversight Council, with respect to (i) risk-based capital requirements and leverage limits, (ii) liquidity requirements, (iii) single-counterparty credit limits, (iv) risk management, (v) stress tests, (vi) the debt-to-equity ceiling, and (vii) early remediation. Under the proposed rule, the enhanced prudential standards, other than the stress testing requirement, are not currently applicable to savings and loan holding companies. However, the FRB has indicated that it intends to issue a separate proposal to initially apply the enhanced prudential standards to savings and loan holding companies. Further, some of these standards are expected to apply to institutions with consolidated assets of $10 billion or more.

Our transition to the OCC as Hudson City Savings’ primary banking regulator and the FRB as our holding company regulator, as well as implementation of the many other provisions of the Reform Act, may increase our compliance costs.

On July 21, 2011, the OTS was eliminated and the OCC took over the regulation of all federal savings associations, including Hudson City Savings and the FRB acquired the OTS’ authority over all savings and loan holding companies, including Hudson City Bancorp. Consequently, we are now subject to regulation, supervision and examination by the OCC and the FRB, rather than the OTS. Additionally, we have been advised by the Consumer Financial Protection Bureau (“CFPB”) that it will be supervising our compliance with consumer protection laws. As a result of becoming subject to regulation by these three entities, in light of the overall enhanced regulatory scrutiny in our industry and in taking into consideration the requirements of the Bank MOU and Company MOU, we have decided to enhance various systems and add staff to keep up with the operational and regulatory burden associated with an institution of our size. For example, we are developing a comprehensive enterprise risk management program and a comprehensive compliance management program. These enhancements have resulted in additional investments in both technology and staffing that will increase our non-interest expense. Moreover, as our new regulators adopt implementing regulations and guidance with respect to their supervision of federal savings banks, we may need to evaluate and modify various policies and procedures, further enhance our technology and add more staff to ensure continued compliance with this regulatory burden, which will further increase our non-interest expense.

The Reform Act created a new Consumer Financial Protection Bureau, which may increase our costs of operations and compliance costs.

The Reform Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. As a new independent bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies, which at a minimum, could increase our operating and compliance costs.

We are subject to regulatory requirements and limitations that may impact our ability to pay future dividends.

We are a unitary savings and loan association holding company regulated by the FRB and almost all of our operating assets are owned by Hudson City Savings Bank. We rely primarily on dividends from the Bank to pay cash dividends to our shareholders and to engage in share repurchase programs. The OCC regulates all capital distributions by the Bank directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan association holding company, the Bank must file a notice or seek affirmative approval from the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Currently, Hudson City Savings must seek approval from the OCC for future capital distributions. In addition, as the subsidiary of a savings and loan holding company, Hudson City Savings must also seek approval from the FRB before declaring a dividend.

In addition, the Bank may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OCC has notified the Bank that it is in need of more than normal supervision. Under the prompt corrective action provisions of the FDIA, an insured depository institution such as the Bank is prohibited from making a capital distribution, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe or unsound banking practice. Accordingly, there can be no assurance that the Bank will be able to pay dividends at past levels, or at all, in the future.

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

The Reform Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, directors and principal shareholders, by, among other things, expanding covered transactions to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes are expected to become effective by July 21, 2012.

Pursuant to the terms of the Company MOU, we are required to file a notice with the FRB at least 30 days prior to declaring any future cash dividend, which notice must evidence our compliance with applicable guidance regarding payment of dividends issued by the FRB. This process will enable the FRB to comment on, object to or otherwise prohibit us from paying the proposed dividend. The supervisory guidance issued by the FRB states that we should either eliminate, defer or significantly reduce dividends if (i) our net income available to common shareholders over the past year is insufficient to fully fund a dividend, (ii) our prospective rate of earnings retention is not consistent with our capital needs and our overall current or prospective financial condition or (iii) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

Declines in the market value of our common stock may have a material effect on the value of our reporting unit which could result in a goodwill impairment charge and adversely affect our results of operations.

At December 31, 2011, the carrying amount of our goodwill totaled $152.1 million. We performed a goodwill impairment test on December 31, 2011 and determined there was no goodwill impairment. Due to market volatility during 2011, we experienced a decline in our market capitalization. Our market capitalization continues to be less than our total stockholders’ equity at December 31, 2011. We considered this and other factors in our goodwill impairment analyses. No assurance can be given that we will not record an impairment loss on goodwill in a subsequent period. However, our tangible capital ratio and Hudson City Savings’ regulatory capital ratios would not be affected by this potential non-cash expense.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the economy.

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including the level of short-term and long-term interest rates, decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government, the strength of the economy in the United States generally and in the Company’s market area in particular, and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At December 31, 2011, approximately 98.9% of our total loans are residential first mortgage loans and approximately 81.7% of our total loans are in the New York metropolitan area.

Financial institutions continue to be affected by the sharp declines in the real estate market that occurred over the last three years as well as the effects of the recent recessionary economy. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, have had and may continue to have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, decreases in real estate values have adversely affected the value of property used as collateral for our loans and result in higher loss experience on our non-performing loans. Adverse changes in the economy, particularly in employment conditions, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. As a result of the concentration of loans in the New York metropolitan area, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively affect the Company’s interest income and result in higher provisions for loan losses, which would hurt the Company’s earnings. If poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our investment alternatives may earn less income for us than real estate loans.

We operate in a highly regulated industry, which limits the manner and scope of our business activities.

We are subject to extensive supervision, regulation and examination by the FRB, the OCC, the CFPB and the FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, as well as other consumers, and not to benefit our shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws. As a result of the recent financial crisis which occurred in the banking and financial markets, the overall bank regulatory climate is now marked by caution, conservatism and a renewed focus on compliance and risk management.

Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

Non-performing assets adversely affect the Company’s net earnings in various ways. The Company expects to continue to have a provision for loan losses relating to non-performing loans that is higher than its historical experience. The Company generally does not record interest income on non-performing loans or other real estate owned, thereby reducing its earnings, while its loan administration costs are higher for non-performing loans. When the Company takes collateral in foreclosures and similar proceedings, the Company is required to mark the related asset to the then-fair market value of the collateral, which may ultimately result in a loss. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. Given the delays in foreclosures in our market area, the level of our non-performing assets is expected to continue to increase. An increase in the level of non-performing assets increases the Company’s risk profile and may affect the capital levels regulators believe are appropriate. At December 31, 2011 our non-performing loans amounted to $1.02 billion or 3.48% of total loans as compared to $871.3 million or 2.82% of total loans at December 31, 2010 and our charge-offs amounted to $82.8 million for 2011 as compared to $98.5 million in 2010. There can be no assurance that the Company will not experience future increases in non-performing assets.

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

The OCC’s supervisory guidance requires that the Bank conduct a self-assessment of foreclosure management policies, including compliance with legal requirements, testing and file reviews and to take immediate corrective action with respect to any identified weaknesses in their foreclosure processes. As part of the self-assessment we are also required to determine if such weaknesses resulted in any financial harm to borrowers and provide remediation where appropriate. Compliance with the OCC’s supervisory guidance and the mandated self-assessment is likely to increase our non-interest expense. In addition, while we do not believe that there are any material weaknesses in our foreclosure process or that our borrowers experienced any financial harm, we may be required to enhance our policies and procedures to meet heightened standards and restrictions not currently set forth in any statutory laws or regulations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

During 2011, we conducted our business through our two owned executive office buildings located in Paramus, New Jersey, our leased operations center located in Glen Rock, New Jersey, and 135 branch offices. At December 31, 2011, we owned 37 of our locations and leased the remaining 98. Our lease arrangements are typically long-term arrangements with third parties that generally contain several options to renew at the expiration date of the lease.

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hudson City Bancorp common stock is traded on the Nasdaq Global Select Market under the symbol “HCBK.” The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information
	High	Low	Amount Per Share	Date of Payment
2010
First quarter	14.71	12.50	0.150	March 2, 2010
Second quarter	14.75	12.22	0.150	May 28, 2010
Third quarter	12.83	11.35	0.150	August 27, 2010
Fourth quarter	12.98	11.34	0.150	November 30, 2010

2011
First quarter	13.26	9.51	0.150	February 25, 2011
Second quarter	10.05	7.89	0.080	May 27, 2011
Third quarter	8.64	5.33	0.080	August 30, 2011
Fourth quarter	6.36	5.09	0.080	November 30, 2011

On January 24, 2012, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.08 per common share outstanding that is payable on February 28, 2012 to shareholders of record as of the close of business on February 10, 2012. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.

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

Pursuant to the terms of the Company MOU, we are required to file a notice with the FRB at least 30 days prior to declaring any future cash dividend, which notice must evidence our compliance with applicable guidance regarding payment of dividends issued by the FRB. See “Item 7 – Management’s Discussion and Analysis – Liquidity and Capital Resources”; Note 14 of Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data”; and “Item 1 – Business - Regulation of Hudson City Savings Bank and Hudson City Bancorp – Federal Holding Company Regulation – Other Holding Company Restrictions.”

As of February 17, 2012, there were approximately 27,432 holders of record of Hudson City Bancorp common stock.

The following table reports information regarding repurchases of our common stock during the fourth quarter of 2011 under the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-October 31, 2011	-	-	-	50,123,550

November 1-November 30, 2011	-	-	-	50,123,550

December 1-December 31, 2011	-	-	-	50,123,550

Total	-	-	-

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Denis J. Salamone, our Acting Chairman and Chief Executive Officer and President and Chief Operating Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hudson City’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria and we identified no material weakness requiring corrective action with respect to those controls.

Hudson City’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 incorporated herein by reference to the Company’s Annual Report to Shareholders.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the corporate governance of the Company is presented under the headings “Proposal 1 - Election of Directors -General,” “-Who Our Directors Are,” “-Nominees for Election as Directors,” “-Continuing Directors,” “-Executive Officers,” “-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on April 25, 2012 and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is presented under the heading “Corporate Governance – Meetings of the Board of Directors and its Committees” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on April 25, 2012 and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available on our website at www.hcbk.com, and will be provided free of charge by contacting Susan Munhall, Investor Relations, at (201) 967-8290.

Item 11.  Executive Compensation

Information regarding executive compensation is presented under the headings “Compensation Discussion and Analysis ,” “-Compensation of Executive Officers and Directors-,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “-Compensation Committee Report” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on April  25, 2012 and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on April 19, 2011 and is incorporated herein by reference. Information regarding equity compensation plans is presented under the heading “Compensation of Executive Officers and Directors – Compensation Plans” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on April 25, 2012 and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on April 25, 2012 and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in Hudson City Bancorp’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on April 25, 2012 and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	The following consolidated financial statements are in Item 8 of this annual report:

•	Reports of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition as of December 31,

2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31,

2011, 2010 and 2009

•	Consolidated Statements of Changes in Shareholders’ Equity for the

years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended

December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

2.1	Amended and Restated Plan of Conversion and Reorganization of Hudson City, MHC, Hudson City Bancorp, Inc. and Hudson City Savings Bank (1)
2.2	Agreement and Plan of Merger by and between Hudson City Bancorp, Inc. and Sound Federal Bancorp, Inc. (2)
3.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (15)
3.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (4)
4.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)
4.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)
4.3	Form of Stock Certificate of Hudson City Bancorp, Inc. (3)
10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (Incorporating amendments No. 1,2,3,4,5, 6 and 7) (17)

10.2A	Profit Incentive Bonus Plan of Hudson City Savings Bank Adoption Agreement No. 1 (5)
10.2B	Profit Incentive Bonus Plan of Hudson City Savings Bank (5)
10.3	Form of Amended and Restated Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (together with Schedule pursuant to Instruction 2 of Item 601 of Regulation S-K) (13)
10.4	Severance Pay Plan of Hudson City Savings Bank (3)
10.5	Hudson City Savings Bank Outside Directors Consultation Plan (3)
10.6	Hudson City Bancorp, Inc. 2000 Stock Option Plan (6)
10.8	Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan (7)
10.9	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Ronald E. Butkovich (8)
10.10	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Christopher Nettleton (8)
10.11	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Ronald E. Hermance, Jr. (13)
10.12	Amended and Restated Employment Agreement between Hudson City Savings Bank and Ronald E. Hermance, Jr. (13)
10.13	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Denis J. Salamone (13)
10.14	Amended and Restated Employment Agreement between Hudson City Savings Bank and Denis J. Salamone (13)
10.15	Executive Officer Annual Incentive Plan of Hudson City Savings Bank (12)
10.16	Amended and Restated Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)
10.17	Amended and Restated Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)
10.18	Amended and Restated Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)
10.19	Form of Amended and Restated Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)
10.20	Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)
10.21	Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)
10.22	Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)
10.23	Form of Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)
10.24	Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (10)
10.25	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (11)
10.26	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (11)
10.27	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (11)
10.28	Benefit Maintenance Plan of Hudson City Savings Bank (13)
10.29	Summary of Material Terms of Directed Charitable Contribution Program (11)
10.30	Summary of Director Compensation*
10.31	Directors’ Deferred Compensation Plan of Hudson City Bancorp, Inc. (13)
10.32	Officers’ Deferred Compensation Plan of Hudson City Bancorp, Inc. (13)
10.33	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance-Based Restricted Stock Award Notice (14)
10.34	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (5)
10.35	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (5)
10.36	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (5)
10.37	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Restricted Stock Award Notice (16)
10.38 10.39 10.40

Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice (16)

Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice Employees (18)

Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice Non-employee Directors (18)

10.41	Hudson City Bancorp, Inc. Amended & Restated 2011 Stock Incentive Plan (19)
13.1	2011 Annual Report to Shareholders*
21.1	Subsidiaries of Hudson City Bancorp, Inc.*
23.1	Consent of KPMG LLP *

31.1	Certification of Disclosure of Denis J. Salamone*
31.2	Certification of Disclosure of James C. Kranz*
32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*
101	The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009 , (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to the Consolidated Financial Statements. *

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

(5) Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.

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

(10) Incorporated herein by reference to the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 28, 2006.

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

(16) Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 1, 2011.

(17) Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 9, 2011.

(18)Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission on August 5, 2011.

(19) Incorporated herein by reference to the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on March 17, 2011.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on February 28, 2012.

  Hudson City Bancorp, Inc.

By:	/s/ Denis J. Salamone	/s/ James C. Kranz
	Denis J. Salamone	James C. Kranz
	Acting Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)	(Principal Financial Officer)

/s/ Anthony J. Fabiano
Anthony J. Fabiano.
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Denis J. Salamone	Director, Acting Chairman and	February 28, 2012
Denis J. Salamone	Chief Executive Officer (Principal Executive Officer)

	Director, Chairman and Chief Executive Officer*	February 28, 2012
Ronald E. Hermance, Jr.

/s/ Michael W. Azzara	Director	February 28, 2012
Michael W. Azzara

/s/ William G. Bardel	Director	February 28, 2012
William G. Bardel

/s/ Scott A. Belair	Director	February 28, 2012
Scott A. Belair

/s/ Victoria H. Bruni	Director	February 28, 2012
Victoria H. Bruni

/s/ Cornelius E. Golding	Director	February 28, 2012
Cornelius E. Golding

/s/ Donald O. Quest	Director	February 28, 2012
Donald O. Quest

/s/ Joseph G. Sponholz	Director	February 28, 2012
Joseph G. Sponholz

*	Currently on a medical leave of absence