Form 10-Q
period 2012-03-31
HUDSON CITY BANCORP INC
filed 2012-05-10
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 3, 2012, the registrant had 528,132,975 shares of common stock, $0.01 par value, outstanding.

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

•

legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and any actions regarding foreclosures may adversely affect our business;

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

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to diversify our funding sources and to access the capital markets;

•	our ability to comply with the terms of the Memoranda of Understanding with the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System;

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the OCC and Federal Reserve Board;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs; and

•	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations.

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

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2012	2011
(In thousands, except share and per share amounts)	(unaudited)

Assets:
Cash and due from banks	$140,592	$194,029
Federal funds sold and other overnight deposits	690,096	560,051

Total cash and cash equivalents	830,688	754,080
Securities available for sale:
Mortgage-backed securities	9,039,762	9,170,390
Investment securities	318,608	7,368
Securities held to maturity:
Mortgage-backed securities (fair value of $4,108,287 at March 31, 2012 and $4,368,423 at December 31, 2011)	3,853,733	4,115,523
Investment securities (fair value of $45,312 at March 31, 2012 and $545,761 at December 31, 2011)	39,011	539,011

Total securities	13,251,114	13,832,292
Loans	28,731,298	29,327,345
Net deferred loan costs	83,495	83,805
Allowance for loan losses	(280,713)	(273,791)

Net loans	28,534,080	29,137,359
Federal Home Loan Bank of New York stock	470,064	510,564
Foreclosed real estate, net	34,770	40,619
Accrued interest receivable	113,509	129,088
Banking premises and equipment, net	71,348	70,610
Goodwill	152,109	152,109
Other assets	680,902	729,164

Total Assets	$44,138,584	$45,355,885

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$24,497,169	$24,903,311
Noninterest-bearing	624,372	604,449

Total deposits	25,121,541	25,507,760
Repurchase agreements	6,950,000	6,950,000
Federal Home Loan Bank of New York advances	7,225,000	8,125,000

Total borrowed funds	14,175,000	15,075,000
Accrued expenses and other liabilities	224,534	212,685

Total liabilities	39,521,075	40,795,445

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 528,132,975 and 527,571,496 shares outstanding at March 31, 2012 and December 31, 2011, respectively	7,415	7,415
Additional paid-in capital	4,724,671	4,720,890
Retained earnings	1,741,571	1,709,821
Treasury stock, at cost; 213,333,580 and 213,895,059 shares at March 31, 2012 and December 31, 2011, respectively	(1,714,526)	(1,719,114)
Unallocated common stock held by the employee stock ownership plan	(196,721)	(198,223)
Accumulated other comprehensive income, net of tax	55,099	39,651

Total shareholders’ equity	4,617,509	4,560,440

Total Liabilities and Shareholders’ Equity	$44,138,584	$45,355,885

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
(In thousands, except share and per share amounts)	2012	2011

Interest and Dividend Income:
First mortgage loans	$342,725	$382,953
Consumer and other loans	3,383	4,148
Mortgage-backed securities held to maturity	37,809	61,216
Mortgage-backed securities available for sale	52,831	122,092
Investment securities held to maturity	1,733	32,827
Investment securities available for sale	1,253	775
Dividends on Federal Home Loan Bank of New York stock	8,489	12,801
Federal funds sold	568	711

Total interest and dividend income	448,791	617,523

Interest Expense:
Deposits	67,876	84,318
Borrowed funds	146,797	276,804

Total interest expense	214,673	361,122

Net interest income	234,118	256,401
Provision for Loan Losses	25,000	40,000

Net interest income after provision for loan losses	209,118	216,401

Non-Interest Income:
Service charges and other income	2,787	2,739
Gain on securities transactions, net	—	102,468

Total non-interest income	2,787	105,207

Non-Interest Expense:
Compensation and employee benefits	32,142	30,884
Net occupancy expense	8,657	8,425
Federal deposit insurance assessment	36,000	16,330
Loss on extinguishment of debt	—	1,172,092
Other expense	14,799	12,837

Total non-interest expense	91,598	1,240,568

Income (loss) before income tax expense (benefit)	120,307	(918,960)
Income Tax Expense (Benefit)	47,320	(363,296)

Net income (loss)	$72,987	$(555,664)

Basic Earnings (Loss) Per Share	$0.15	$(1.13)

Diluted Earnings (Loss) Per Share	$0.15	$(1.13)

Weighted Average Number of Common Shares Outstanding:
Basic	495,983,174	493,843,304
Diluted	496,008,154	493,843,304

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months
	Ended March 31
	2012	2011
	(In thousands)

Net income (loss)	$72,987	$(555,664)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available for sale arising during period, net of tax (expense) benefit of ($10,103) and $65,136 in 2012 and 2011, respectively	14,629	(96,085)
Reclassification adjustment for realized gains in net income, net of tax expense of $40,526 in 2011	—	(61,942)
Postretirement benefit pension plans:
Net loss arising during period, net of tax expense of $690 and $521 for 2012 and 2011, respectively	998	756
Amortization or prior service cost included in net periodic pension cost, net of tax benefit of $122 and $123 in 2012 and 2011, respectively	(179)	(181)

Other comprehensive income (loss)	15,448	(157,452)

Total comprehensive income (loss)	$88,435	$(713,116)

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,720,890	4,705,255
Stock option plan expense	1,535	2,196
Tax benefit from stock plans	1,063	89
Allocation of ESOP stock	1,163	1,164
Vesting of RRP stock	20	870

Balance at end of period	4,724,671	4,709,574

Retained Earnings:
Balance at beginning of year	1,709,821	2,642,338
Net Income	72,987	(555,664)
Dividends paid on common stock ($0.08 and $0.15 per share, respectively)	(39,660)	(74,095)
Exercise of stock options	(1,577)	—

Balance at end of period	1,741,571	2,012,579

Treasury Stock:
Balance at beginning of year	(1,719,114)	(1,725,946)
Purchase of common stock	(427)	—
Exercise of stock options	5,015	—

Balance at end of period	(1,714,526)	(1,725,946)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(198,223)	(204,230)
Allocation of ESOP stock	1,502	1,501

Balance at end of period	(196,721)	(202,729)

Accumulated other comprehensive income (loss):
Balance at beginning of year	39,651	85,406
Other comprehensive income (loss), net of tax	15,448	(157,452)

Balance at end of period	55,099	(72,046)

Total Shareholders’ Equity	$4,617,509	$4,728,847

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$72,987	$(555,664)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	29,701	36,850
Provision for loan losses	25,000	40,000
Gains on securities transactions, net	—	(102,468)
Loss on extinguishment of debt	—	1,172,092
Share-based compensation, including committed ESOP shares	4,220	5,731
Deferred tax expense (benefit)	27,541	(3,163)
Decrease in accrued interest receivable	15,579	43,816
Decrease (increase) in other assets	11,062	(359,512)
Increase (decrease) in accrued expenses and other liabilities	11,849	(54,754)

Net Cash Provided by Operating Activities	197,939	222,928

Cash Flows from Investing Activities:
Originations of loans	(1,078,521)	(1,398,408)
Purchases of loans	(4,240)	(147,231)
Principal payments on loans	1,643,543	2,080,773
Principal collection of mortgage-backed securities held to maturity	260,413	606,678
Principal collection of mortgage-backed securities available for sale	576,964	1,026,203
Purchases of mortgage-backed securities available for sale	(444,560)	(3,237,757)
Proceeds from sales of mortgage backed securities available for sale	—	9,064,379
Proceeds from maturities and calls of investment securities held to maturity	500,000	—
Proceeds from sales of investment securities available for sale	—	82,475
Purchases of investment securities available for sale	(307,912)	—
Purchases of Federal Home Loan Bank of New York stock	—	(13,500)
Redemption of Federal Home Loan Bank of New York stock	40,500	81,000
Purchases of premises and equipment, net	(2,754)	(2,300)
Net proceeds from sale of foreclosed real estate	17,041	11,503

Net Cash Provided by Investment Activities	1,200,474	8,153,815

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(386,219)	287,953
Proceeds from borrowed funds	—	6,500,000
Principal payments on borrowed funds	(900,000)	(15,322,092)
Dividends paid	(39,660)	(74,095)
Purchases of treasury stock	(427)	—
Exercise of stock options	3,438	—
Tax benefit from stock plans	1,063	89

Net Cash Used in Financing Activities	(1,321,805)	(8,608,145)

Net Increase (Decrease) in Cash and Cash Equivalents	76,608	(231,402)

Cash and Cash Equivalents at Beginning of Year	754,080	669,397

Cash and Cash Equivalents at End of Period	$830,688	$437,995

Supplemental Disclosures:
Interest paid	$214,551	$410,252

Loans transferred to foreclosed real estate	$16,150	$15,794

Income tax payments	$—	$8,900

Income tax refunds	$(5,294)	$—

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

The Bank entered into a Memorandum of Understanding with the OCC (the “Bank MOU”), which is substantially similar to the MOU the Bank entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. The Bank MOU replaces the June 24th memorandum of understanding. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, that will enable us to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we agreed to develop a written Strategic Plan for the Bank which will establish various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program.

The Company entered into a separate Memorandum of Understanding with the FRB (the “Company MOU”) on April 24, 2012, which is substantially similar to the MOU the Company entered into with our former regulator, the OTS, on June 24, 2011. The Company MOU replaces the June 24th memorandum of understanding. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders, (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year and (c) submit a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB. These agreements will remain in effect until modified or terminated by the OCC (with respect to the Bank MOU) and the FRB (with respect to the Company MOU).

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Hudson City Bancorp and its wholly-owned subsidiary, Hudson City Savings.

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses (“ALL”) is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate. In addition, bank regulators, as an integral part of their supervisory function, periodically review our ALL. These

Notes to Unaudited Consolidated Financial Statements

regulatory agencies have the ability to require us, as they can require all banks, to increase our provision for loan losses or to recognize further charge-offs based upon their judgments, which may be different from ours. Any increase in the ALL required by these regulatory agencies could adversely affect our financial condition and results of operations.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s 2011 Annual Report to Shareholders and incorporated by reference into Hudson City Bancorp’s 2011 Annual Report on Form 10-K.

3. Earnings Per Share

The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings (loss) per share.

	For the Three Months Ended March 31,
	2012			2011
			Per			Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)

Net income (loss)	$72,987			$(555,664)

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$72,987	495,983	$0.15	$(555,664)	493,843	$(1.13)

Effect of dilutive common stock equivalents	—	25		—	—

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$72,987	496,008	$0.15	$(555,664)	493,843	$(1.13)

Common stock equivalents exclude outstanding options to purchase 22,899,976 shares and 22,642,057 shares of the Company’s common stock which were outstanding for the quarters ended March 31, 2012 and 2011, respectively, as their inclusion would be anti-dilutive.

Notes to Unaudited Consolidated Financial Statements

4. Securities

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at March 31, 2012 and December 31, 2011 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

March 31, 2012
Investment Securities:
Corporate debt	$307,620	$3,588	$—	$311,208
Equity securities	6,813	587	—	7,400

Total investment securities available for sale	$314,433	$4,175	$—	$318,608

Mortgage-backed securities:
GNMA pass-through certificates	$1,117,983	$30,420	$(71)	$1,148,332
FNMA pass-through certificates	4,285,217	70,876	(303)	4,355,790
FHLMC pass-through certificates	3,389,925	68,329	(172)	3,458,082
FHLMC and FNMA - REMICs	75,186	2,372	—	77,558

Total mortgage-backed securities available for sale	$8,868,311	$171,997	$(546)	$9,039,762

December 31, 2011
Investment securities:
Equity securities	$6,767	$601	$—	$7,368

Total investment securities available for sale	6,767	601	—	7,368

Mortgage-backed securities:
GNMA pass-through certificates	$1,139,894	$26,353	$(19)	$1,166,228
FNMA pass-through certificates	4,407,970	60,059	—	4,468,029
FHLMC pass-through certificates	3,390,467	61,689	—	3,452,156
FHLMC and FNMA - REMICs	81,768	2,209	—	83,977

Total mortgage-backed securities available for sale	$9,020,099	$150,310	$(19)	$9,170,390

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at March 31, 2012 and December 31, 2011 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

March 31, 2012
Investment securities:
United States government-sponsored enterprises debt	$39,011	$6,301	$—	$45,312

Total investment securities held to maturity	$39,011	$6,301	$—	$45,312

Mortgage-backed securities:
GNMA pass-through certificates	$80,987	$2,784	$—	$83,771
FNMA pass-through certificates	1,082,570	79,020	(3)	1,161,587
FHLMC pass-through certificates	2,018,619	127,813	—	2,146,432
FHLMC and FNMA - REMICs	671,557	44,940	—	716,497

Total mortgage-backed securities held to maturity	$3,853,733	$254,557	$(3)	$4,108,287

December 31, 2011
Investment securities:
United States government-sponsored enterprises debt	$539,011	$6,750	$—	$545,761

Total investment securities held to maturity	$539,011	$6,750	$—	$545,761

Mortgage-backed securities:
GNMA pass-through certificates	$83,587	$2,602	$—	$86,189
FNMA pass-through certificates	1,154,638	78,603	(4)	1,233,237
FHLMC pass-through certificates	2,132,408	125,364	—	2,257,772
FHLMC and FNMA - REMICs	744,890	46,335	—	791,225

Total mortgage-backed securities held to maturity	$4,115,523	$252,904	$(4)	$4,368,423

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the fair values and unrealized losses of mortgage-backed securities with an unrealized loss at March 31, 2012 and December 31, 2011, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2012

Held to maturity:
FNMA pass-through certificates	$209	$(3)	$—	$—	$209	$(3)

Total temporarily impaired securities held to maturity	209	(3)	—	—	209	(3)

Available for sale:
GNMA pass-through certificates	19,490	(71)	—	—	19,490	(71)
FNMA pass-through certificates	140,250	(303)	—	—	140,250	(303)
FHLMC pass-through certificates	51,500	(172)	—	—	51,500	(172)

Total temporarily impaired securities available for sale	211,240	(546)	—	—	211,240	(546)

Total	$211,449	$(549)	$—	$—	$211,449	$(549)

December 31, 2011

Held to maturity:
FNMA pass-through certificates	$210	$(4)	$—	$—	$210	$(4)

Total temporarily impaired securities held to maturity	210	(4)	—	—	210	(4)

Available for sale:
GNMA pass-through certificates	12,891	(19)	—	—	12,891	(19)

Total temporarily impaired securities available for sale	12,891	(19)	—	—	12,891	(19)

Total	$13,101	$(23)	$—	$—	$13,101	$(23)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. We do not consider these investments to be other-than-temporarily impaired at March 31, 2012 and December 31, 2011 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the three months ended March 31, 2012 or for the year ended December 31, 2011.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of our securities held to maturity and available-for-sale at March 31, 2012, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost		Estimated Fair Market Value
	Mortgage-backed	Investment
	securities	securities
	(In thousands)
March 31, 2012

Held to Maturity:
Due in one year or less	$—	$—	$—
Due after one year through five years	2,344	—	2,475
Due after five years through ten years	7,876	—	8,420
Due after ten years	3,843,513	39,011	4,142,704

Total held to maturity	$3,853,733	$39,011	$4,153,599

Available for Sale:
Due after one year through five years	$—	$307,620	$311,208
Due after ten years	8,868,311	—	9,039,762

Total available for sale	$8,868,311	$307,620	$9,350,970

There were no sales of mortgage-backed securities available-for-sale for the three months ended March 31, 2012. Sales of mortgage-backed securities available-for-sale amounted to $8.96 billion for the three months ended March 31, 2011, resulting in realized gains of $100.0 million. There were no sales of investment securities available-for-sale during the three months ended March 31, 2012, as compared to sales of $80.0 million for the same period in 2011. Gross realized gains on sales and calls of investment securities available-for-sale were $2.5 million during the first three months of 2011. Gains and losses on the sale of all securities are determined using the specific identification method.

5. Stock Repurchase Programs

We have previously announced several stock repurchase programs. Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Memorandum of Understanding with the FRB, future share repurchases must be approved by the FRB. We did not purchase any of our common shares pursuant to the repurchase programs during the three months ended March 31, 2012. Included in treasury stock are vested shares related to stock awards that were surrendered for withholding taxes. These shares are included in treasury stock purchases in the consolidated statements of cash flows and amounted to 62,579 shares for the three months ended March 31, 2012. As of March 31, 2012, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

Notes to Unaudited Consolidated Financial Statements

6. Loans and Allowance for Loan Losses

Loans at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

First mortgage loans:
One- to four-family
Amortizing	$22,858,188	$23,480,909
Interest-only	4,832,558	4,779,863
FHA/VA	720,720	734,781
Multi-family and commercial	38,657	39,634
Construction	4,669	4,929

Total first mortgage loans	28,454,792	29,040,116

Consumer and other loans:
Fixed–rate second mortgages	124,826	131,597
Home equity credit lines	130,337	134,502
Other	21,343	21,130

Total consumer and other loans	276,506	287,229

Total loans	$28,731,298	$29,327,345

There were no loans held for sale at March 31, 2012 and December 31, 2011.

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

Credit Risk Profile based on Payment Activity
(In thousands)

	One-to four- family		Other first					Total
	first mortgage loans		Mortgages		Consumer and Other			Loans
			Multi-family		Fixed-rate
			and		second	Home Equity
March 31, 2012	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
Performing	$22,765,110	$4,595,150	$35,536	$373	$123,809	$126,392	$20,343	$27,666,713
Non-performing	813,798	237,408	3,121	4,296	1,017	3,945	1,000	1,064,585

Total	$23,578,908	$4,832,558	$38,657	$4,669	$124,826	$130,337	$21,343	$28,731,298

December 31, 2011
Performing	$23,417,785	$4,566,001	$37,411	$585	$130,869	$130,897	$21,110	$28,304,658
Non-performing	797,905	213,862	2,223	4,344	728	3,605	20	1,022,687

Total	$24,215,690	$4,779,863	$39,634	$4,929	$131,597	$134,502	$21,130	$29,327,345

Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile by Internally Assigned Grade
	(In thousands)

	One-to four- family		Other first					Total
	first mortgage loans		Mortgages		Consumer and Other			Loans
			Multi-family		Fixed-rate
			and		second	Home Equity
March 31, 2012	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
Pass	$22,678,188	$4,563,706	$23,068	$80	$123,511	$125,737	$18,439	$27,532,729
Special mention	140,223	25,883	2,563	—	298	655	548	170,170
Substandard	760,497	242,969	13,026	4,589	1,017	3,945	2,356	1,028,399

Total	$23,578,908	$4,832,558	$38,657	$4,669	$124,826	$130,337	$21,343	$28,731,298

December 31, 2011
Pass	$23,325,078	$4,536,090	$23,997	$—	$130,649	$130,487	$19,231	$28,165,532
Special mention	146,391	26,428	2,989	—	220	410	593	177,031
Substandard	744,221	217,345	12,648	4,929	728	3,605	1,306	984,782

Total	$24,215,690	$4,779,863	$39,634	$4,929	$131,597	$134,502	$21,130	$29,327,345

Loan classifications are defined as follows:

•

Pass – These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

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

We evaluate the classification of our one-to four- family mortgage loans, consumer loans and other loans primarily on a pooled basis by delinquency. Loans that are past due 60 to 89 days are classified as special mention and loans that are past due 90 days or more are classified as substandard. We obtain updated valuations for one- to four- family mortgage loans by the time a loan becomes 180 days past due. If necessary, we charge-off an amount to reduce the carrying value of the loan to the value of the underlying property, less estimated selling costs. This process is repeated on an annual basis for each loan that remains past due 180 days or more in order to mitigate the risk of falling real estate values. Since we record the charge-off when we receive the updated valuation, we typically do not have any residential first mortgages classified as doubtful or loss. We evaluate multi-family, commercial and construction loans

Notes to Unaudited Consolidated Financial Statements

individually and base our classification on the debt service capability of the underlying property as well as secondary sources of repayment such as the borrower’s and any guarantor’s ability and willingness to provide debt service.

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At March 31, 2012 approximately 81.8% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at March 31, 2012 and December 31, 2011 are $4.83 billion and $4.78 billion, respectively, of interest-only one-to four family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $237.4 million and $213.9 million of non-performing interest-only one-to four-family residential mortgage loans at March 31, 2012 and December 31, 2011, respectively.

In addition to our full documentation loan program, we originate loans to certain eligible borrowers as limited documentation loans. We have originated these types of loans for over 15 years. Loans eligible for limited documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. Limited documentation loans have an inherently higher level of risk compared to loans with full documentation. Included in our loan portfolio at March 31, 2012 are $3.89 billion of originated amortizing limited documentation loans and $955.3 million of originated limited documentation interest-only loans. Non-performing loans at March 31, 2012 include $137.4 million of originated amortizing limited documentation loans and $74.6 million of originated interest-only limited documentation loans. Included in our loan portfolio at December 31, 2011 are $3.85 billion of originated amortizing limited documentation loans and $956.2 million of originated limited documentation interest-only loans. Non-performing loans at December 31, 2011 included $126.9 million of originated amortizing limited documentation loans and $71.0 million or originated interest-only limited documentation loans.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our delinquent loans by class as of the dates indicated:

							90 Days or
			90 Days	Total	Current	Total	more and
	30-59 Days	60-89 Days	or more	Past Due	Loans	Loans	accruing (1)
At March 31, 2012	(Dollars in thousands)
One- to four-family first mortgages:
Amortizing	$307,581	$151,988	$813,798	$1,273,367	$22,305,541	$23,578,908	$103,631
Interest-only	75,526	27,957	237,408	340,891	4,491,667	4,832,558	—
Multi-family and commercial mortgages	—	767	3,121	3,888	34,769	38,657	—
Construction loans	—	293	4,296	4,589	80	4,669	—
Consumer and other loans:							—
Fixed-rate second mortgages	539	298	1,017	1,854	122,972	124,826	—
Home equity lines of credit	1,737	655	3,945	6,337	124,000	130,337	—
Other	1	50	1,000	1,051	20,292	21,343	—

Total	$385,384	$182,008	$1,064,585	$1,631,977	$27,099,321	$28,731,298	$103,631

At December 31, 2011
One- to four-family first mortgages:
Amortizing	$357,099	$158,546	$797,905	$1,313,550	$22,902,140	$24,215,690	$97,476
Interest-only	63,360	27,833	213,862	305,055	4,474,808	4,779,863	—
Multi-family and commercial mortgages	1,521	393	2,223	4,137	35,497	39,634	—
Construction loans	—	—	4,344	4,344	585	4,929	—
Consumer and other loans:
Fixed-rate second mortgages	1,202	220	728	2,150	129,447	131,597	—
Home equity lines of credit	2,471	410	3,605	6,486	128,016	134,502	—
Other	1,536	2	20	1,558	19,572	21,130	—

Total	$427,189	$187,404	$1,022,687	$1,637,280	$27,690,065	$29,327,345	$97,476

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At March 31, 2012		At December 31, 2011
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans

New Jersey	44.3%	50.2%	44.7%	51.3%
New York	22.9	20.0	22.4	19.5
Connecticut	14.6	7.3	14.6	6.8

Total New York metropolitan area	81.8	77.5	81.7	77.6

Pennsylvania	4.7	1.7	4.7	1.4
Virginia	2.6	2.8	2.6	2.9
Illinois	2.3	4.6	2.3	4.7
Maryland	2.0	3.6	2.0	3.2
All others	6.6	9.8	6.7	10.2

Total Outside New York metropolitan area	18.2	22.5	18.3	22.4

	100.0%	100.0%	100.0%	100.0%

Notes to Unaudited Consolidated Financial Statements

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)

Non-accrual loans:
One-to four-family amortizing loans	$710,167	$700,429
One-to four-family interest-only loans	237,408	213,862
Multi-family and commercial mortgages	3,121	2,223
Construction loans	4,296	4,344
Fixed-rate second mortgages	1,017	728
Home equity lines of credit	3,945	3,605
Other loans	1,000	20

Total non-accrual loans	960,954	925,211
Accruing loans delinquent 90 days or more (1)	103,631	97,476

Total non-performing loans	$1,064,585	$1,022,687

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized during the first quarter of 2012, if interest on all such loans had been recorded based upon original contract terms amounted to approximately $14.8 million. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

Loans modified in a troubled debt restructuring totaled $75.6 million at March 31, 2012 of which $7.7 million are 30 to 59 days past due, $4.9 million are 60 to 89 days past due and $11.8 million are 90 days or more past due and are included in non-accrual loans. The remaining troubled debt restructurings were current at March 31, 2012 and have complied with the terms of their restructure agreement. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $2.4 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first quarter of 2012 for which we ceased accruing interest. At December 31, 2011, loans modified in a troubled debt restructuring totaled $66.5 million of which $7.4 million were 30 to 59 days past due, $4.8 million were 60 to 89 days past due and $11.4 million were 90 days or more past due and are included in non-accrual loans at that date.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our troubled debt restructuring by class as of the date indicated.

	March 31, 2012			December 31, 2011
		Pre-restructuring	Post-restructuring		Pre-restructuring	Post-restructuring
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)

Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	168	$65,048	$60,827	146	$57,336	$53,831
Interest-only	12	7,013	6,878	9	4,970	4,799
Multi-family and commercial mortgages	2	7,911	7,911	2	7,911	7,911

Total	182	$79,972	$75,616	157	$70,217	$66,541

Upon request and subject to credit review, we will generally agree to a short-term payment plan for certain residential mortgage loan borrowers. Many of these customers are current as to their mortgage payments, but may be anticipating a short-term cash flow need and want to protect their credit history. The extent of these plans is generally limited to no more than a six-month deferral of principal payments. Pursuant to these short-term payment plans, we do not modify mortgage notes, recast legal documents, extend maturities or reduce interest rates. We also do not forgive any interest or principal. These loans have not been classified as troubled debt restructurings since we expect to collect all principal and interest, the deferral period is short and any reduction in the present value of cash flows is due to the insignificant delay in the timing of principal payments. As a result, these restructurings did not meet the requirements in ASU No. 2011-02 to be considered a troubled debt restructuring. The principal balance of loans with payment plans at March 31, 2012 amounted to $11.0 million, including $7.7 million of loans that are current, $683,000 that are 30 to 59 days past due, $1.8 million that are 60 to 89 days past due and $814,000 that are non-accrual loans and 90 days or more past due. The principal balance of loans with payment plans at December 31, 2011 amounted to $28.1 million, including $19.7 million of loans that were current, $2.0 million were 30 to 59 days past due, $3.1 million were 60 to 89 days past due and $3.3 million were 90 days or more past due at that date.

Notes to Unaudited Consolidated Financial Statements

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at the date indicated:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
March 31, 2012

One-to four-family amortizing loans	$60,827	$64,922	$—	$62,978	$676
One-to four-family interest-only loans	6,878	7,053	—	6,678	62
Multi-family and commercial mortgages	8,131	11,162	3,031	10,908	121
Construction loans	3,581	4,296	715	4,280	—

Total	$79,417	$87,433	$3,746	$84,844	$859

December 31, 2011

One-to four-family amortizing loans	$53,831	$56,876	$—	$55,595	$2,411
One-to four-family interest-only loans	4,799	4,974	—	4,891	159
Multi-family and commercial mortgages	6,548	10,266	3,718	10,294	485
Construction loans	3,622	4,344	722	4,752	—

Total	$68,800	$76,460	$4,440	$75,532	$3,055

The following table presents the activity in our ALL for the periods indicated:

			For The Year Ended
	For the Three Months Ended March 31,		December 31,
	2012	2011	2011
	(In thousands)

Balance at beginning of year	$273,791	$236,574	$236,574

Charge-offs	(23,490)	(23,446)	(97,096)

Recoveries	5,412	2,155	14,313

Net charge-offs	(18,078)	(21,291)	(82,783)

Provision for loan losses	25,000	40,000	120,000

Balance at end of period	$280,713	$255,283	$273,791

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in our ALL by portfolio segment.

	One-to four-	Multi-family
	Family	and Commercial		Consumer and
	Mortgages	Mortgages	Construction	Other Loans	Total
	(In thousands)

Balance at December 31, 2011	$264,922	$4,382	$734	$3,753	$273,791

Provision for loan losses	25,688	(740)	(17)	69	25,000
Charge-offs	(23,470)	—	—	(20)	(23,490)
Recoveries	5,411	—	—	1	5,412

Net charge-offs	(18,059)	—	—	(19)	(18,078)

Balance at March 31, 2012	$272,551	$3,642	$717	$3,803	$280,713

Loan portfolio:
Balance at March 31, 2012
Individually evaluated for impairment	$67,705	$11,162	$4,296	$—	$83,163
Collectively evaluated for impairment	28,343,761	27,495	373	276,506	28,648,135
Allowance
Individually evaluated for impairment	$2,197	$3,031	$715	$—	$5,943
Collectively evaluated for impairment	270,354	611	2	3,803	274,770

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. Since 2008, there has been a decline in house prices, both nationally and locally. Housing market conditions in our lending market areas weakened during this period as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market.

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

We obtain new collateral values by the time a loan becomes 180 days delinquent and then annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $18.1 million for March 31, 2012 as compared to $21.3 million for the corresponding period in 2011.

Notes to Unaudited Consolidated Financial Statements

7. Borrowed Funds

Borrowed funds at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012		December 31, 2011
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$800,000	4.53%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,950,000	4.45	6,950,000	4.45

Advances from the FHLB	7,225,000	3.68	8,125,000	3.39

Total borrowed funds	$14,175,000	4.06%	$15,075,000	3.87%

Accrued interest payable	$66,565		$66,252

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)

Repurchase Agreements:
Average balance outstanding during the period	$6,950,000	$9,127,800

Maximum balance outstanding at any month-end during the period	$6,950,000	$14,750,000

Weighted average rate during the period	4.52%	4.37%

FHLB Advances:
Average balance outstanding during the period	$7,774,195	$13,349,342

Maximum balance outstanding at any month-end during the period	$7,875,000	$14,875,000

Weighted average rate during the period	3.55%	3.44%

Notes to Unaudited Consolidated Financial Statements

At March 31, 2012, $7.93 billion of our borrowed funds may be put back to us at the discretion of the lender. The remaining $6.25 billion of borrowed funds at March 31, 2012 are fixed-rate, fixed-maturity borrowings. At March 31, 2012, borrowed funds had scheduled maturities and potential put dates as follows:

	Borrowings by Scheduled		Borrowings by Earlier of Scheduled
	Maturity Date		Maturity or Next Potential Put Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)

2012	$2,000,000	0.84%	$4,675,000	2.88%
2013	—	—	1,325,000	4.69
2014	—	—	3,725,000	4.47
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.37	—	—
2018	700,000	3.65	250,000	3.10
2019	1,725,000	4.62	—	—
2020	3,275,000	4.53	—	—

Total	$14,175,000	4.06%	$14,175,000	4.06%

8. Fair Value Measurements

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at March 31, 2012 and December 31, 2011, respectively. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

In accordance with ASC Topic 820, Fair Value Measurements and Disclosures, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

Notes to Unaudited Consolidated Financial Statements

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by U.S. government-sponsored entities (the “GSEs”). The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service and review them for reasonableness. We also own equity securities with a carrying value of $7.4 million at both March 31, 2012 and December 31, 2011, respectively, for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

		Fair Value Measurements at March 31, 2012 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)

Available for sale debt securities:
Mortgage-backed securities	$9,039,762	$—	$9,039,762	$—
Corporate debt	311,208	—	311,208	—

Total available for sale debt securities	9,350,970	—	9,350,970	—

Available for sale equity securities:
Financial services industry	$7,400	$7,400	$—	$—

Total available for sale equity securities	7,400	7,400	—	—

Total available for sale securities	$9,358,370	$7,400	$9,350,970	$—

Notes to Unaudited Consolidated Financial Statements

Fair Value at December 31, 2011 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Available for sale debt securities:
Mortgage-backed securities	$9,170,390	$—	$9,170,390	$—

Total available for sale debt securities	9,170,390	—	9,170,390	—

Available for sale equity securities:
Financial services industry	$7,368	$7,368	$—	$—

Total available for sale equity securities	7,368	7,368	—	—

Total available for sale securities	$9,177,758	$7,368	$9,170,390	$—

Assets that were measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with FASB guidance amounted to $83.2 million and $73.2 million at March 31, 2012 and December 31, 2011, respectively. Based on this evaluation, we established an ALL of $3.7 million and $4.4 million for those respective periods. The provision for loan losses related to these loans amounted to $0 for the first three months of 2012 and 2011. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs or the present value of the loan’s expected future cash flows. For impaired loans that are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted of one-to four-family properties March 31, 2012 and December 31, 2011 and amounted to $34.8 million and $40.6 million, respectively. During the first three months of 2012 and 2011, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $665,000 and $725,000, respectively. Write downs and net loss on sale related to foreclosed real estate that were charged to non-interest expense amounted to $1.1 million and $776,000 for those respective periods.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011.

	Fair Value Measurements at March 31, 2012 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$83,163	$—
Foreclosed real estate	—	—	34,770	(1,128)

Notes to Unaudited Consolidated Financial Statements

	Fair Value Measurements at December 31, 2011 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
		(In thousands)
Impaired loans	$—	$—	$73,240	$(2,280)
Foreclosed real estate	—	—	40,619	(7,461)

The following table provides a reconciliation of assets measured at fair value on a non-recurring basis at March 31, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(In thousands)
	Foreclosed Real Estate	Impaired Loans
Beginning balance at December 31, 2011	$40,619	$73,240
Gain (loss) on sale of foreclosed properties	(1,128)	—
Net transfers in (out)	(4,721)	9,923

Ending balance at March 31, 2012	$34,770	$83,163

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012.

	March 31, 2012
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
		(In thousands)
Impaired loans
One-to four-family	$67,705	Net Present Value	N/A	0.0%-25.0% (1.7%)
Multi-family, Commercial and Construction mortgages	15,458	Appraisal Value	Adjustment for differences between the comparable sales.	N/A

Foreclosed real estate	$34,770	Appraisal Value	Adjustment for differences between the comparable sales.	0.0%-100.0% (15.7%)

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

Cash and due from Banks

Carrying amounts of cash, due from banks and federal funds sold are considered to approximate fair value (Level 1).

FHLB Stock

The carrying value of FHLB stock equals cost. The fair value of FHLB stock is based on redemption at par value (Level 1).

Loans

The fair value of one- to four-family mortgages and home equity loans are generally estimated using the present value of expected future cash flows, assuming future prepayments and using market rates for new loans with comparable credit risk. Published pricing in the secondary and securitization markets was also utilized to assist in the fair value of the loan portfolio (Level 3). The valuation of our loan portfolio is consistent with accounting guidance but does not fully incorporate the exit price approach.

Deposits

For deposit liabilities payable on demand, the fair value is the carrying value at the reporting date (Level 1). For time deposits the fair value is estimated by discounting estimated future cash flows using currently offered rates (Level 2).

Borrowed Funds

The fair value of fixed-maturity borrowed funds is estimated by discounting estimated future cash flows using currently offered rates (Level 2). Structured borrowed funds are valued using an option valuation model which uses assumptions for anticipated calls of borrowings based on market interest rates and weighted-average life (Level 2).

Off-balance Sheet Financial Instruments

There is no material difference between the fair value and the carrying amounts recognized with respect to our off-balance sheet commitments (Level 1).

Other important elements that are not deemed to be financial assets or liabilities and, therefore, not considered in these estimates include the value of Hudson City’s retail branch delivery system, its existing core deposit base and banking premises and equipment.

Notes to Unaudited Consolidated Financial Statements

The estimated fair values of financial instruments are summarized as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)

Assets:
Cash and due from banks	$140,592	$140,592	$194,029	$194,029
Federal funds sold	690,096	690,096	560,051	560,051
Investment securities held to maturity	39,011	45,312	539,011	545,761
Investment securities available for sale	318,608	318,608	7,368	7,368
Federal Home Loan Bank of New York stock	470,064	470,064	510,564	510,564
Mortgage-backed securities held to maturity	3,853,733	4,108,287	4,115,523	4,368,423
Mortgage-backed securities available for sale	9,039,762	9,039,762	9,170,390	9,170,390
Loans	28,534,080	30,100,739	29,137,359	30,935,705

Liabilities:
Deposits	25,121,541	25,322,029	25,507,760	25,707,551
Borrowed funds	14,175,000	16,487,511	15,075,000	17,428,484

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

Notes to Unaudited Consolidated Financial Statements

The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended March 31,
	Retirement Plans		Other Benefits
	2012	2011	2012	2011
	(In thousands)

Service cost	$1,298	$1,123	$307	$250
Interest cost	2,149	2,190	573	646
Expected return on assets	(3,007)	(3,080)	—	—
Amortization of:
Net loss	1,382	945	306	332
Unrecognized prior service cost	90	87	(391)	(391)

Net periodic benefit cost	$1,912	$1,265	$795	$837

We made no contributions to the pension plans during the first three months of 2012 or 2011.

10. Stock-Based Compensation

Stock Option Plans

A summary of the changes in outstanding stock options is as follows:

	Three Months Ended March 31,
	2012		2011
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	28,825,986	$12.77	28,129,885	$12.68
Exercised	(624,058)	5.51	—	—
Forfeited	(17,100)	9.50	—	—

Outstanding at end of period	28,184,828	$12.93	28,129,885	$12.68

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

Notes to Unaudited Consolidated Financial Statements

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

Compensation expense related to our outstanding stock options amounted to $639,000 and $2.2 million for the three months ended March 31, 2012 and 2011, respectively.

Stock Awards

During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the SIP Plan for 847,750 shares of our common stock. These shares were issued from treasury stock will be vested in annual installments over a three-year period if certain performance measures were met and employment continued through the vesting date. We have determined that it is probable these performance measures will be met and have therefore recorded compensation expense for the 2009 stock awards. Expense for the 2009 stock awards is recognized over the vesting period and is based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the “2010 stock awards”) pursuant to the SIP Plan for 18,000 shares of our common stock. Expense for the 2010 stock awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12. Total compensation expense for stock awards amounted to $19,675 and $870,000 for the three months ended March 31, 2012 and 2011, respectively.

Stock Unit Awards

Hudson City Bancorp granted stock unit awards to a newly appointed member of the Board of Directors in July 2010. These awards were for a value of $250,000 which was converted to common stock equivalents (stock units) of 20,661 shares. These units vest annually over a three-year period if service continues through the vesting dates. Vested units will be settled in shares of our common stock following the director’s departure from the Board of Directors. Stock unit awards were also made in 2011 (the “2011 stock unit awards”) pursuant to the 2011 SIP for a total value of $9.7 million, or stock units of 1,004,230 shares. 2011 stock unit awards to employees vest if service continues through the third anniversary of the awards, and will be settled, if vested, in shares of our common stock on the third and fifth anniversaries of the awards. 2011 stock unit awards to directors vest if service continues through the first anniversary of the award, and are settled in shares of our common stock following the director’s departure from the Board of Directors. Stock unit awards in 2012 (the “2012 stock unit awards”) pursuant to the 2011 SIP have been approved for a total of $9.8 million, or stock units of 1,307,902 shares. 2012 stock unit awards to employees vest if service continues through the third anniversary of the awards and certain financial performance measures are met. The 2012 stock unit awards include stock units of 772,415 shares that will be settled, if vested, in shares of our common stock on the third and sixth anniversaries of the awards, and stock units of 535,487 shares that will be settled, if vested, in shares of our common stock on the third anniversary of the awards. Expense for the stock unit awards is recognized over their vesting period and is based on the fair value of our common stock on each stock unit grant date, based on quoted market prices. Total compensation expense for stock unit awards amounted to $896,000 and $20,833 for the three months ended March 31, 2012 and 2011, respectively.

Notes to Unaudited Consolidated Financial Statements

11. Recent Accounting Pronouncements

In December 2011, FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which indefinitely defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements for all periods presented. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have reported the required information in the accompanying Consolidated Statements of Comprehensive Income.

In September 2011, FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in the accounting guidance. The guidance in ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test and an entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 does not change current accounting guidance for testing other indefinite-lived intangible assets for impairment. This guidance is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted, including annual and interim goodwill impairment tests performed prior to September 15, 2011. This ASU did not have a material impact on our financial condition, results of operations or financial statement disclosures.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We continue to focus on our traditional consumer-oriented business model through the origination and purchase of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. Market interest rates remained at historically low levels during 2011 and during the first quarter of 2012 and, as a result, we continued to reduce the size of our balance sheet and intend to restrain any future growth until the yields available on mortgage-related assets increase and make growth more profitable.

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

During the first quarter of 2011, the Bank completed a restructuring of its balance sheet (referred to as the “Restructuring Transaction”) which involved the extinguishment of $12.5 billion of structured putable borrowings with an average cost of 3.56%. The extinguishment of the borrowings was funded by the sale of $8.66 billion of securities with an average yield of 3.20% and $5.00 billion of new short-term fixed-maturity borrowings with an average cost of 0.66%. Interest rates continued to decline in 2011 which resulted in increased prepayments on our mortgage-related assets and calls of our investment securities. During the fourth quarter of 2011, the Bank used the excess liquidity provided by the prepayments of mortgage-related assets and calls of investment securities to extinguish $4.3 billion of structured putable borrowings with a weighted average cost of 4.21%. The Restructuring Transaction and the extinguishment of debt during the fourth quarter of 2011, (collectively referred to as the “Transactions”), reduced after-tax earnings by $1.07 billion in 2011.

The Transactions were part of our ongoing strategy to reduce interest rate risk and realign our funding mix and should improve our net interest margin from the levels we would have otherwise experienced. We decided to complete the Transactions because of the effect that recent market events, including the unprecedented involvement of the U.S. government and the GSEs in the mortgage market and the protracted period of historically low market interest rates had on our balance sheet. The extended low interest rate environment caused accelerated prepayment speeds on our mortgage-related assets and calls of our investment securities resulting in the reinvestment of these funds at the current low market interest rates. These lower-yielding assets and higher-cost borrowings, which did not reprice during this extended low rate environment, caused margin compression and heightened interest rate risk concerns for us.

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that the economy has been expanding moderately and conditions in the labor market have improved in recent months, but the unemployment rate remains elevated. Household spending and business fixed investment continue to expand while the housing sector remains depressed. The national unemployment rate decreased to 8.2% in March 2012 from 8.5% in December 2011 and 8.9% in March 2011. The FOMC decided to maintain the overnight lending rate at zero to 0.25% during the first quarter of 2012. In addition, the FOMC has continued to purchase up to $400 billion of Treasury securities with maturities of 6 to 30 years funded by the sale of an equal amount of Treasury securities with remaining maturities of 3 years or less in a program commonly referred to as “Operation Twist”. This shift in security holdings is intended to put downward pressure on longer-term interest rates. As a result, market interest rates have remained at low levels, and consequently, the yields on our mortgage-related assets have decreased during the first quarter of 2012.

Net interest income decreased $22.3 million, or 8.7%, to $234.1 million for the first quarter of 2012 as compared to $256.4 million for the first quarter of 2011. Our net interest rate spread increased to 1.95% for the first quarter of 2012 as compared to 1.51% for the linked fourth quarter of 2011 and 1.50% for the first quarter of 2011. Our net interest margin increased to 2.15% for the first quarter of 2012 as compared to 1.73% for the linked fourth quarter of 2011 and 1.72% for the first quarter of 2011. The increase in our interest rate spread and net interest margin during the first quarter of 2012 is primarily due to the effects of the Transactions. Notwithstanding the increase in the interest rate spread and net interest margin, net interest income decreased reflecting the overall decrease in interest-earning assets and interest-bearing liabilities.

Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. In addition, over the past few years, we have faced increased competition for mortgage loans due to unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis. The GSEs involvement is also an attempt to provide stimulus to the housing markets and has caused the interest rates for the thirty year fixed rate mortgage loans that conform to the GSEs’ guidelines for purchase to remain low. We originate such conforming loans and retain them in our portfolio. Further, the FOMC has decided to maintain the overnight lending rate at the current level through late 2014 if recent economic conditions continue. We expect this adverse environment for portfolio lending to continue, with the likely result that we will continue to experience compression of our net interest margin. We expect that this compression in net interest margin, along with the reduction in the size of our balance sheet from the Transactions, will result in a reduction of net interest income for the remainder of 2012.

The provision for loan losses amounted to $25.0 million for the quarter ended March 31, 2012 as compared to $40.0 million for the quarter ended March 31, 2011. For the linked fourth quarter of 2011, the provision for loan losses amounted to $25.0 million. The decrease in our provision for loan losses during the first quarter of 2012 as compared to the same period in 2011 was due primarily to the improvement in early-stage delinquencies, represented by loans that are 30 to 89 days delinquent, the decrease in net charge-offs and a decrease in the size of the loan portfolio. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, amounted to $1.06 billion at March 31, 2012 compared with $1.02 billion at December 31, 2011. The ratio of non-performing loans to total loans was 3.71% at March 31, 2012 compared with 3.48% at December 31, 2011. The highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers have resulted in greater bank regulatory, court and state attorney general scrutiny. As a result, our foreclosure process and the time to complete a foreclosure have been delayed. We are now experiencing a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries.

Total non-interest income was $2.8 million for the first quarter of 2012 as compared to $105.2 million for the same quarter in 2011. Included in non-interest income for the first quarter of 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of $9.04 billion of securities available-for-sale. Substantially all of the proceeds from the sale of securities were used to pay off borrowings in the Restructuring Transaction. There were no securities sales for the three month period ended March 31, 2012.

Total non-interest expense amounted to $91.6 million for the first quarter of 2012 as compared to $1.24 billion for the first quarter of 2011. Included in total non-interest expense for the 2011 first quarter was a $1.17 billion loss on the extinguishment of debt related to the Restructuring Transaction.

Net loans amounted to $28.53 billion at March 31, 2012 as compared to $29.14 billion at December 31, 2011. During the first quarter of 2012, our loan production amounted to $1.08 billion as compared to $1.55 billion for the first quarter of 2011. Loan production was offset by principal repayments of $1.64 billion, as compared to $2.08 billion for the first quarter of 2011.

Total mortgage-backed securities decreased $392.4 million to $12.89 billion at March 31, 2012 from $13.29 billion at December 31, 2011. The decrease in mortgage-backed securities reflected repayments of $837.4 million, partially offset by purchases of $444.6 million of mortgage-backed securities issued by GSEs.

Investment securities decreased $500.0 million to $39.0 million at March 31, 2012 from $539.0 million at December 31, 2011 due to the calls of securities during the first quarter of 2012. A portion of the proceeds from these calls were invested in a corporate bond in the amount of $307.9 million.

Borrowings amounted to $14.18 billion at March 31, 2012 as compared to $15.08 billion at December 31, 2011. The decrease in borrowings was due to the maturity of short-term borrowings utilized as part of the Restructuring Transaction.

During 2012, the Company intends to focus on strengthening the balance sheet and increasing regulatory capital ratios by developing new lending distribution channels and exploring ways to diversify the balance sheet and sources of revenue. We do not expect that these actions will have a significant impact on the results of operations for 2012.

The Bank is currently subject to a Memorandum of Understanding with the OCC (the “Bank MOU”). In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, that will enable us to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we agreed to develop a written Strategic Plan for the Bank which will establish various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program.

The Company is also subject to a separate Memorandum of Understanding with the FRB (the “Company MOU”). In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders, (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year and (c) submit a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB. These agreements will remain in effect until modified or terminated by the OCC (with respect to the Bank MOU) and the FRB (with respect to the Company MOU).

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets decreased $1.22 billion, or 2.7%, to $44.14 billion at March 31, 2012 from $45.36 billion at December 31, 2011. The decrease in total assets reflected a $603.3 million decrease in net loans, a $392.4 million decrease in total mortgage-backed securities, and a $188.8 million decrease in investment securities.

Net loans amounted to $28.53 billion at March 31, 2012 as compared to $29.14 billion at December 31, 2011. During the first quarter of 2012, our loan production amounted to $1.08 billion as compared to $1.55 billion for the first quarter of 2011. Loan production was offset by principal repayments of $1.64 billion, as compared to $2.08 billion for the first quarter of 2011.

Loan originations declined during the first quarter of 2012 as compared to the first quarter of 2011, reflecting in part reduced demand for mortgage loans as a result of the conditions in the housing market and the general economy. The decline in loan originations also reflects our low appetite for adding relatively lower yielding loans in the current low market interest rate environment. In addition, refinancing activity caused by low market interest rates have caused repayments to remain elevated during the first quarter of 2012.

Our first mortgage loan production during the first quarter of 2012 was substantially all in one- to four-family mortgage loans. Approximately 64.0% of mortgage loan originations for the first quarter of 2012 were variable-rate loans as compared to approximately 40.0% for the first quarter of 2011. Fixed-rate mortgage loans accounted for 65.8% of our first mortgage loan portfolio at March 31, 2012 and 66.8% at December 31, 2011.

Our ALL amounted to $280.7 million at March 31, 2012 and $273.8 million at December 31, 2011. Non-performing loans amounted to $1.06 billion or 3.71% of total loans at March 31, 2012 as compared to $1.02 billion or 3.48% of total loans at December 31, 2011.

Total mortgage-backed securities decreased $392.4 million to $12.89 billion at March 31, 2012 from $13.29 billion at December 31, 2011. The decrease in mortgage-backed securities reflected repayments of $837.4 million, partially offset by purchases of $444.6 million of mortgage-backed securities issued by GSEs. At March 31, 2012, variable-rate mortgage-backed securities accounted for 84.7% of our portfolio compared with 84.1% at December 31, 2011.

Total investment securities decreased $188.8 million, or 34.6%, to $357.6 billion at March 31, 2012 as compared to $546.4 million at December 31, 2011. The decrease in investment securities is primarily due to calls of $500.0 million of investment securities partially offset by a purchase of a corporate bond in the amount of $307.9 million.

Total cash and cash equivalents increased $76.6 million to $830.7 million at March 31, 2012 as compared to $754.1 million at December 31, 2011. Other assets decreased $48.3 million to $680.9 million at March 31, 2012 from $729.2 million at December 31, 2011. The decrease in other assets is due to a decrease in current and deferred taxes of $48.3 million as a result of tax expense on earnings during the first quarter of 2012.

Total liabilities decreased $1.28 billion, or 3.1%, to $39.52 billion at March 31, 2012 from $40.80 billion at December 31, 2011. The decrease in total liabilities primarily reflected a $900.0 million decrease in borrowed funds and a decrease in total deposits of $386.2 million. Borrowings amounted to $14.18 billion at March 31, 2012 as compared to $15.08 billion at December 31, 2011.

Total deposits decreased $386.2 million, or 1.5%, to $25.12 billion at March 31, 2012 from $25.51 billion at December 31, 2011. The decrease in total deposits reflected a $317.9 million decrease in our money market accounts and a decrease of $288.7 million in our time deposits, partially offset by an increase in interest-bearing transaction and savings accounts of $110.4 million and $30.1 million, respectively. The decrease in our money market and time deposit accounts is primarily due to planned reductions in our deposit rates to curtail deposit growth at this time of excess liquidity and fewer investment opportunities. We had 135 branches at both March 31, 2012 and December 31, 2011.

Borrowings decreased $900.0 million, or 6.0%, to $14.18 billion at March 31, 2012 as compared to $15.08 billion at December 31, 2011. The decrease in borrowings was due to the maturity of short-term borrowings utilized as part of the Restructuring Transaction.

At March 31, 2012 and December 31, 2011 borrowings consisted of the following:

	March 31, 2012		December 31, 2011
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

Structured borrowings:
Quarterly put option	$3,325,000	4.40%	$3,325,000	4.40%
One-time put option	4,600,000	4.52	4,600,000	4.52

	7,925,000	4.47	7,925,000	4.47

Fixed-rate/fixed-maturity borrowings	6,250,000	3.54	7,150,000	3.21

Total borrowed funds	$14,175,000	4.06%	$15,075,000	3.87%

At March 31, 2012, we had $2.68 billion of borrowed funds with put dates within one year. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points.

The Company had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act (“SIPA”). Mortgage-backed securities with an amortized cost of approximately $114.1 million were pledged as collateral for these borrowings and we demanded the return of this collateral. The trustee for the SIPA liquidation of Lehman Brothers Inc. (the “Trustee”) notified the Company in the fourth quarter of 2011 that it no longer holds these securities and considers our claim to be approximately $13.9 million representing the excess of the market value of the collateral over the $100 million repurchase price. While we dispute the Trustee’s calculation of the claim, as a result of the Trustee’s position, in the fourth quarter of 2011 we removed the mortgage-backed securities and the borrowings from our balance sheet and recorded the net amount as a receivable included in other assets (the “Net Claim”). While we intend to pursue full recovery of our Net Claim, during the fourth quarter of 2011 we established a reserve of $3.9 million against the receivable balance. There can be no assurances as to the amount of the final settlement of this transaction.

Other liabilities increased to $224.5 million at March 31, 2012 from $212.7 million at December 31, 2011 due primarily to accrued FDIC assessments.

Total shareholders’ equity increased $57.1 million to $4.62 billion at March 31, 2012 from $4.56 billion at December 31, 2011. The increase was primarily due to net income of $73.0 million for the quarter ended March 31, 2012 and an increase in accumulated other comprehensive income of $15.4 million. The increase was partially offset by cash dividends paid to common shareholders of $39.7 million.

The accumulated other comprehensive income of $55.1 million at March 31, 2012 included a $104.0 million after-tax net unrealized gain on securities available for sale ($175.6 million pre-tax), partially offset by a $48.9 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. The accumulated other comprehensive income of $39.7 million at December 31, 2011 included an $89.3 million after-tax net unrealized gain on securities available for sale ($150.9 million pre-tax), partially offset by a $49.6 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans.

As of March 31, 2012, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the first three months of 2012 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. During the first quarter of 2012, 62,579 shares were surrendered by employees for withholding taxes related to vesting stock awards. At March 31, 2012, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At March 31, 2012, our shareholders’ equity to asset ratio was 10.46% compared with 10.05% at December 31, 2011. The ratio of average shareholders’ equity to average assets was 10.28% for the three months ended March 31, 2012 as compared to 8.98% for the three months ended March 31, 2011. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.30 at March 31, 2012 and $9.20 at December 31, 2011. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $8.99 as of March 31, 2012 and $8.89 at December 31, 2011.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2012 and 2011

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended March 31, 2012 and 2011. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2012				2011
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$28,537,843	$342,725	4.80%		$30,051,014	$382,953	5.10%
Consumer and other loans	287,685	3,383	4.70		321,407	4,148	5.16
Federal funds sold and other overnight deposits	904,295	568	0.25		1,540,837	711	0.19
Mortgage-backed securities at amortized cost	12,744,610	90,640	2.84		21,516,223	183,308	3.41
Federal Home Loan Bank stock	495,223	8,489	6.86		868,615	12,801	5.89
Investment securities, at amortized cost	402,317	2,986	2.97		3,998,704	33,602	3.36

Total interest-earning assets	43,371,973	448,791	4.14		58,296,800	617,523	4.24

Noninterest-earnings assets (4)	1,515,313				1,338,090

Total Assets	$44,887,286				$59,634,890

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$881,077	819	0.37		$860,612	1,372	0.65
Interest-bearing transaction accounts	2,006,461	3,266	0.65		2,112,630	4,146	0.80
Money market accounts	8,350,175	12,657	0.61		6,877,170	17,868	1.05
Time deposits	13,464,569	51,134	1.53		14,879,043	60,932	1.66

Total interest-bearing deposits	24,702,282	67,876	1.11		24,729,455	84,318	1.38

Repurchase agreements	6,950,000	78,182	4.52		13,687,190	139,693	4.14
Federal Home Loan Bank of New York advances	7,774,195	68,615	3.55		15,019,833	137,111	3.70

Total borrowed funds	14,724,195	146,797	4.01		28,707,023	276,804	3.91

Total interest-bearing liabilities	39,426,477	214,673	2.19		53,436,478	361,122	2.74

Noninterest-bearing liabilities:
Noninterest-bearing deposits	598,789				564,045
Other noninterest-bearing liabilities	248,758				276,891

Total noninterest-bearing liabilities	847,547				840,936

Total liabilities	40,274,024				54,277,414
Shareholders’ equity	4,613,262				5,357,476

Total Liabilities and Shareholders’ Equity	$44,887,286				$59,634,890

Net interest income/net interest rate spread (2)		$234,118	1.95			$256,401	1.50

Net interest-earning assets/net interest margin (3)	$3,945,496		2.15%		$4,860,322		1.72%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	x			1.09	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $110.5 million and $200.2 million for the quarters ended March 31, 2012 and 2011, respectively.

General. Net income was $73.0 million for the first quarter of 2012 as compared to a net loss of $555.7 million for the first quarter of 2011. Both basic and diluted earnings per common share were $0.15 for the first quarter of 2012 as compared to loss per share of $(1.13) for the first quarter of 2011. For the first quarter of 2012, our annualized return on average shareholders’ equity was 6.33%, compared with (41.49)% for the corresponding period in 2011. Our annualized return on average assets for the first quarter of 2012 was 0.65% as compared to (3.73)% for the first quarter of 2011. The increase in the annualized return on average equity and assets is primarily due to the net loss in the first quarter of 2011 as a result of the Restructuring Transaction.

Interest and Dividend Income. Total interest and dividend income for the first quarter of 2012 decreased $168.7 million, or 27.3%, to $448.8 million from $617.5 million for the first quarter of 2011. The decrease in total interest and dividend income was primarily due to a decrease in the average balance of total interest-earning assets of $14.93 billion, or 25.6%, to $43.37 billion for the first quarter of 2012 as compared to $58.30 billion for the first quarter of 2011. The decrease in total interest and dividend income was also due to a decrease of 10 basis points in the annualized weighted-average yield on total interest-earning assets to 4.14% for the first quarter of 2012 from 4.24% for the first quarter in 2011. The decrease in the average balance of total interest-earning assets was due primarily to the effects of the Transactions.

Interest on first mortgage loans decreased $40.3 million to $342.7 million for the first quarter of 2012 as compared to $383.0 million for the first quarter of 2011. This was primarily due to a 30 basis point decrease in the weighted-average yield to 4.80% for the 2012 first quarter from 5.10% for the 2011 first quarter. The decrease in interest income on mortgage loans was also due to a $1.51 billion decrease in the average balance of first mortgage loans to $28.54 billion. The decrease in the average yield earned was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. During the first quarter of 2012, existing mortgage customers refinanced $775.9 million in mortgage loans with a weighted average rate of 4.89% to a new weighted average rate of 3.88%. Refinancing activity also resulted in continued elevated levels of loan repayments contributing to the decrease in the average balance of our first mortgage loans during the first quarter of 2012.

Interest on consumer and other loans decreased $765,000 to $3.4 million for the first quarter of 2012 from $4.1 million for the first quarter of 2011. The average balance of consumer and other loans decreased $33.7 million to $287.7 million for the first quarter of 2012 as compared to $321.4 million for the first quarter of 2011 and the average yield earned decreased 46 basis points to 4.70% from 5.16% for the same respective periods.

Interest on mortgage-backed securities decreased $92.7 million to $90.6 million for the first quarter of 2012 as compared to $183.3 million for the first quarter of 2011. This decrease was due primarily to an $8.78 billion decrease in the average balance of mortgage-backed securities to $12.74 billion during the first quarter of 2012 as compared to $21.52 billion for the first quarter of 2011. The decrease was also due to a 57 basis point decrease in the weighted-average yield to 2.84% for the first quarter of 2012 from 3.41% for the first quarter of 2011. The decrease in the average balance of mortgage-backed securities was due primarily to the sale of $8.66 billion of mortgage-backed securities as part of the Restructuring Transaction. The decrease in the weighted-average yield is a result of purchases of securities that have lower yields then the existing portfolio due to the low market interest rate environment.

Interest on investment securities decreased $30.6 million to $3.0 million for the first quarter of 2012 as compared to $33.6 million for the first quarter of 2011. This decrease was due primarily to a $3.60 billion decrease in the average balance of investment securities to $402.3 million for the first quarter of 2012 from $4.00 billion for the first quarter of 2011. In addition, the average yield earned on investment securities decreased 39 basis points to 2.97% for the first quarter of 2012 as compared to 3.36% for the first quarter of 2011. The decrease in the average balance is due to calls of $3.40 billion of investment securities during 2011.

Dividends on Federal Home Loan Bank of New York (“FHLB”) stock decreased $4.3 million, or 33.6%, to $8.5 million for the first quarter of 2012 from $12.8 million for the first quarter of 2011. This decrease was due primarily to a $373.4 million decrease in the average balance to $495.2 million for the first quarter of 2012 from $868.6 million for the first quarter of 2011. The effect of the decrease was partially offset by a 97 basis point increase in the average dividend yield earned to 6.86% for the first quarter of 2012 as compared to 5.89% for the first quarter of 2011. The decrease in the average balance of FHLB stock was primarily due to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Interest on Federal funds sold and other overnight deposits amounted to $568,000 for the first quarter of 2012 as compared to $711,000 for the first quarter of 2011. The average balance of Federal funds sold and other overnight deposits amounted to $904.3 million for the first quarter of 2012 as compared to $1.54 billion for the first quarter of 2011. The yield earned on Federal funds sold was 0.25% for the 2012 first quarter and 0.19% for the 2011 first quarter. The decrease in the average balance is primarily due to elevated balances of Federal funds sold and other overnight deposits during the first quarter of 2011 due to the timing of the extinguishment of borrowings in the Transactions relative to the timing of the receipt of the proceeds from securities sales, calls of investment securities and payments received on mortgage-related assets that were used to fund the extinguishments.

Interest Expense. Total interest expense for the quarter ended March 31, 2012 decreased $146.4 million, or 40.5%, to $214.7 million from $361.1 million for the quarter ended March 31, 2011. This decrease was primarily due to a $14.01 billion, or 26.2%, decrease in the average balance of total interest-bearing liabilities to $39.43 billion for the quarter ended March 31, 2012 compared with $53.44 billion for the first quarter of 2011. The decrease was also due to a 55 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 2.19% for the quarter ended March 31, 2012 compared with 2.74% for the quarter ended March 31, 2011. The decrease in the average balance of total interest-bearing liabilities was due primarily to the effects of the Transactions.

Interest expense on our time deposit accounts decreased $9.8 million to $51.1 million for the first quarter of 2012 as compared to $60.9 million for the first quarter of 2011. This decrease was due to a $1.42 billion decrease in the average balance of time deposit accounts to $13.46 billion for the first quarter of 2012 from $14.88 billion for the first quarter of 2011 as a portion of our maturing time deposits transferred to our money market accounts. In addition, the decline in the average balance of our time deposits reflects our decision to lower deposit rates to restrain deposit growth. The shift to our money market accounts is due to a competitive rate offered on these accounts. The decrease in interest expense on time deposits was also due to a 13 basis point decrease in the annualized weighted-average cost to 1.53% for the first quarter of 2012 compared with 1.66% for the first quarter of 2011 as maturing time deposits were renewed or replaced by new time deposits at lower rates.

Interest expense on money market accounts decreased $5.2 million to $12.7 million for the first quarter of 2012 as compared to $17.9 million for the same period in 2011. This decrease was due to a decrease in the annualized weighted-average cost of 44 basis points to 0.61% for the first quarter of 2012 from 1.05% for the first quarter of 2011. This decrease was partially offset by an increase in the average balance of money market accounts of $1.47 billion to $8.35 billion for the first quarter of 2012 as compared to $6.88 billion for the first quarter of 2011. Interest expense on our interest-bearing transaction accounts decreased $880,000 to $3.3 million for the first quarter of 2012 from $4.1 million for the same period in 2011. The decrease is due to a 15 basis point decrease in the annualized weighted-average cost to 0.65%, and a $106.2 million decrease in the average balance to $2.01 billion for the first quarter of 2012 as compared to $2.11 billion for the first quarter of 2011.

The decrease in the average cost of deposits for the first three months of 2012 reflected lower market interest rates and our decision to lower deposit rates to restrain deposit growth. At March 31, 2012, time deposits scheduled to mature within one year totaled $8.36 billion with an average cost of 1.13%. These time deposits are scheduled to mature as follows: $3.05 billion with an average cost of 0.87% in the second quarter of 2012, $2.29 billion with an average cost of 1.08% in the third quarter of 2012, $1.65 billion with an average cost of 1.52% in the fourth quarter of 2012 and $1.37 billion with an average cost of 1.30% in the first quarter of 2013. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

Interest expense on borrowed funds decreased $130.0 million to $146.8 million for the first quarter of 2012 from $276.8 million for the first quarter of 2011. This decrease was primarily due to a $13.99 billion decrease in the average balance of borrowed funds to $14.72 billion for the first quarter of 2012 as compared to $28.71 billion for the first quarter of 2011. This decrease was partially offset by a 10 basis point increase in the weighted-average cost of borrowed funds to 4.01% for the first quarter of 2012 as compared to 3.91% for the first quarter of 2011. The decrease in the average balance is primarily due to the effects of the Transactions.

Borrowings amounted to $14.18 billion at March 31, 2012 with an average cost of 4.06%. Borrowings scheduled to mature over the next 12 months are as follows: $750.0 million with an average cost of 0.74% in the second quarter of 2012, $750.0 million with an average cost of 0.85% in the third quarter of 2012, $500.0 million with an average cost of 0.98% in the fourth quarter of 2012 and there are no scheduled maturities for the first quarter of 2013.

At March 31, 2012 we had $2.68 billion of borrowings with put dates within one year. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. See “Liquidity and Capital Resources.”

Net Interest Income. Net interest income decreased $22.3 million, or 8.7%, to $234.1 million for the first quarter of 2012 from $256.4 million for the first quarter of 2011. Our net interest rate spread increased to 1.95% for the first quarter of 2012 as compared to 1.51% for the linked fourth quarter of 2011 and 1.50% for the first quarter of 2011. Our net interest margin increased to 2.15% for the first quarter of 2012 as compared to 1.73% for the linked fourth quarter of 2011 and 1.72% for the first quarter of 2011. The increase in our interest rate spread and net interest margin during the first quarter of 2012 is primarily due to the effects of the Transactions. Notwithstanding the increase in interest rate spread and net interest margin, net interest income decreased reflecting the overall decrease in interest-earning assets and interest-bearing liabilities. Mortgage-related assets represented 95.2% of our average interest-earning assets during the 2012 first quarter.

Provision for Loan Losses. The provision for loan losses amounted to $25.0 million for the quarter ended March 31, 2012 as compared to $40.0 million for the quarter ended March 31, 2011. The ALL amounted to $280.7 million at March 31, 2012 and $273.8 million at December 31, 2011. The decrease in the provision for loan losses for the quarter ended March 31, 2012 is due primarily to the improvement in early-stage delinquencies, represented by loans that are 30 to 89 days delinquent, the decrease in net charge-offs and a decrease in the size of the loan portfolio. These factors were tempered by the continued decline in home prices, although at a slower rate than during the recent recessionary cycle, continued elevated levels of unemployment and the continued growth of non-performing loans. We recorded our provision for loan losses during 2011 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. The average LTV ratio for the quarter ended March 31, 2012 for our first mortgage loan originations and our total first mortgage loan portfolio were 58.3% and 59.8%, respectively, using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the first quarter of 2012, we concluded that home values in our lending markets continued to decline from 2011 levels, as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market.

Economic conditions have improved but at a slower pace than anticipated during 2011 and the first three months of 2012. Home sale activity and real estate valuations remained at reduced levels during the first quarter of 2012 and unemployment, while improving, remained at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $1.06 billion at March 31, 2012 as compared to $1.02 billion at December 31, 2011 and $886.5 million at March 31, 2011. Non-performing loans at March 31, 2012 included $1.05 billion of one- to four-family first mortgage loans as compared to $1.01 billion at December 31, 2011. The ratio of non-performing loans to total loans was 3.71% at March 31, 2012 compared with 3.48% at December 31, 2011 and 2.92% at March 31, 2011. Loans delinquent 30 to 59 days amounted to $385.4 million at March 31, 2012 as compared to $427.2 million at December 31, 2011 and $380.0 million at March 31, 2011. Loans delinquent 60 to 89 days amounted to $182.0 million at March 31, 2012 as compared to $187.4 million at December 31, 2011 and $174.3 million at March 31, 2011. Foreclosed real estate amounted to $34.8 million at March 31, 2012 as compared to $40.6 million at December 31, 2011. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) decreased $47.2 million to $567.4 million at March 31, 2012 from $614.6 million at December 31, 2011 and increased $13.1 million from $554.3 million at March 31, 2011. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values in recent years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios at origination have helped to moderate our charge-offs.

At March 31, 2012, the ratio of the ALL to non-performing loans was 26.37% as compared to 26.77% at December 31, 2011 and 28.80% at March 31, 2011. The ratio of the ALL to total loans was 0.98% at March 31, 2012 as compared to 0.93% at December 31, 2011 and 0.84% at March 31, 2011. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.

We generally obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs amounted to $23.5 million for the first quarter of 2012 as compared to $23.7 million for the fourth quarter of 2011 and $23.4 million for the first quarter of 2011. Recoveries of amounts previously charged-off amounted to $5.4 million for March 31, 2012 as compared to $3.7 million for the fourth quarter of 2011 and $2.2 million for the first quarter of 2011. Write-downs and net losses on the sale of foreclosed real estate amounted to $1.1 million for the first three months of 2012 as compared to $2.6 million for the fourth quarter of 2011 and $776,000 for the first quarter of 2011. The results of our reappraisal process and our recent charge-off history are considered in the determination of the ALL.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at March 31, 2012, 81.8% of our loan portfolio and 77.5% of our non-performing loans are located in the New York metropolitan area. We generally obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We generally obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 13.5% at both March 31, 2012 and December 31, 2011, respectively.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we increased certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during the first quarter of 2012. The recent adjustment to our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at March 31, 2012 was approximately 60%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was approximately 75% at March 31, 2012. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 81.8% of our non-performing loans were located at March 31, 2012, by approximately 25% from the peak of the market in 2006 through January 2012 and by 34% nationwide during that period. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $18.1 million for the first quarter of 2012 as compared to net charge-offs of $21.3 million for the corresponding period in 2011. Net charge-offs as a percentage of average loans was 0.25% for the quarter ended March 31, 2012 as compared to 0.28% for the quarter ended March 31, 2011. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. Due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have recently affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and our foreclosure process and timing to completion of foreclosures may be further delayed. If real estate prices do not improve or continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

At March 31, 2012 and December 31, 2011, commercial and construction loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $15.5 million and $14.6 million, respectively. Based on this evaluation, we established an ALL of $3.7 million for loans classified as impaired at March 31, 2012 compared to $4.4 million at December 31, 2011.

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

Non-Interest Income. Total non-interest income was $2.8 million for the first quarter 2012 as compared to $105.2 million for the same quarter in 2011. Included in non-interest income for the first quarter of 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of $9.04 billion of securities available-for-sale. Substantially all of the proceeds from the sale of securities were used to pay off borrowings in the Restructuring Transaction. There were no securities sales for the three month period ended March 31, 2012.

Non-Interest Expense. Total non-interest expense amounted to $91.6 million for the first quarter of 2012 as compared to $1.24 billion for the first quarter of 2011. Included in total non-interest expense for the 2011 first quarter was a $1.17 billion loss on the extinguishment of debt related to the Restructuring Transaction.

Compensation and employee benefit costs increased $1.2 million, or 3.9%, to $32.1 million for the first quarter of 2012 as compared to $30.9 million for the first quarter of 2011. The increase in compensation costs is primarily due to increases of $704,000 in compensation costs, $654,000 in pension expense and $409,000 in health plan expense. The increase in compensation costs was due primarily to additional full time equivalent employees as well as normal salary increases. The increase in pension expense is due primarily to the discount rate and other actuarial assumptions used in determining pension expense. These increases were partially offset by a $593,000 decrease in expense related to our stock benefit plans due primarily to a decrease in the price of our stock. At March 31, 2012, we had 1,604 full-time equivalent employees as compared to 1,586 at December 31, 2011 and 1,569 at March 31, 2011.

Federal deposit insurance expense increased $19.7 million, or 120.5%, to $36.0 million for the first quarter of 2012 as compared to $16.3 million for the first quarter of 2011. This increase was due primarily to the new insurance assessment methodology adopted by the Federal Deposit Insurance Corporation that became effective on April 1, 2011 and which redefined the assessment base as average consolidated total assets minus average tangible equity. Previously, deposit insurance assessments were based on the amount of deposits.

Included in other expense for the first quarter of 2012 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate of $1.1 million as compared to $776,000 for the first quarter of 2011 and professional fees of $5.7 million as compared to $4.6 million for those same respective periods.

Income Taxes. Income tax expense amounted to $47.3 million for the first quarter of 2012 compared with an income tax benefit of $363.3 million for the same quarter in 2011. Our effective tax rate for the first quarter of 2012 was 39.33% compared with 39.53% for the first quarter of 2011.

Asset Quality

Credit Quality

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties. Our lending market areas generally consists of those states that are east of the Mississippi River and as far south as South Carolina.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

First mortgage loans:
One- to four-family:
Amortizing	$22,858,188	79.56%	$23,480,909	80.05%
Interest-only	4,832,558	16.82	4,779,863	16.30
FHA/VA	720,720	2.51	734,781	2.51
Multi-family and commercial	38,657	0.13	39,634	0.14
Construction	4,669	0.02	4,929	0.02

Total first mortgage loans	28,454,792	99.04	29,040,116	99.02

Consumer and other loans
Fixed-rate second mortgages	124,826	0.43	131,597	0.45
Home equity credit lines	130,337	0.46	134,502	0.46
Other	21,343	0.07	21,130	0.07

Total consumer and other loans	276,506	0.96	287,229	0.98

Total loans	28,731,298	100.00%	29,327,345	100.00%

Deferred loan costs	83,495		83,805
Allowance for loan losses	(280,713)		(273,791)

Net loans	$28,534,080		$29,137,359

At March 31, 2012, first mortgage loans secured by one-to four-family properties accounted for 99.0% of total loans. Fixed-rate mortgage loans represent 65.8% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.

Included in our loan portfolio at March 31, 2012 are interest-only loans of approximately $4.83 billion, or 16.8%, of total loans as compared to $4.78 billion, or 16.3%, of total loans at December 31, 2011. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $237.4 million, or 22.3%, of non-performing loans at March 31, 2012 as compared to non-performing interest-only loans of $213.9 million, or 20.9%, of non-performing loans at December 31, 2011.

In addition to our full documentation loan program, we originate and purchase loans to certain eligible borrowers as limited documentation loans. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for limited documentation loans to complete a Freddie Mac/Fannie Mae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We are able to provide data relating to limited documentation loans that we originate. Originated loans overall represent 71.7% of our one- to four- family first mortgage loans. As part of our wholesale loan program, we allowed sellers to include limited documentation loans in each pool of purchased mortgage loans but limited the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have had a maximum LTV ratio of 70% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale limited documentation loans on our mortgage loan system. We have not purchased any loans of this nature since 2010 when the program was eliminated. Included in our loan portfolio at March 31, 2012 are $3.89 billion of originated amortizing limited documentation loans and $955.3 million of originated limited documentation interest-only loans. Non-performing loans at March 31, 2012 include $137.4 million of originated amortizing limited documentation loans and $74.6 million of originated interest-only limited documentation loans. Included in our loan portfolio at December 31, 2011 are $3.85 billion of originated amortizing limited documentation loans and $956.2 million of originated limited documentation interest-only loans. Non-performing loans at December 31, 2011 include $126.9 million of originated amortizing limited documentation loans and $71.0 million of originated interest-only limited documentation loans.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At March 31, 2012		At December 31, 2011
	Total loans	Non-performing Loans	Total loans	Non-performing Loans

New Jersey	44.3%	50.2%	44.7%	51.3%
New York	22.9	20.0	22.4	19.5
Connecticut	14.6	7.3	14.6	6.8

Total New York metropolitan area	81.8	77.5	81.7	77.6

Pennsylvania	4.7	1.7	4.7	1.4
Virginia	2.6	2.8	2.6	2.9
Illinois	2.3	4.6	2.3	4.7
Maryland	2.0	3.6	2.0	3.2
All others	6.6	9.8	6.7	10.2

Total Outside New York metropolitan area	18.2	22.5	18.3	22.4

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets as of the dates indicated.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)

Non-accrual loans:
Amortizing residential first mortgage loans	$699,670	$690,391
Interest-only residential first mortgage loans	236,092	212,546
Troubled debt restructurings	11,813	11,354
Multi-family and commercial mortgages	3,121	2,223
Construction loans	4,296	4,344
Consumer and other loans	5,962	4,353

Total non-accrual loans (1)	960,954	925,211
Accruing loans delinquent 90 days or more	103,631	97,476

Total non-performing loans	1,064,585	1,022,687
Foreclosed real estate, net	34,770	40,619

Total non-performing assets	$1,099,355	$1,063,306

Non-performing loans to total loans	3.71%	3.48%
Non-performing assets to total assets	2.49	2.34

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement. Restructured accruing loans totaled $63.8 million at March 31, 2012 and $55.1 million at December 31, 2011. Restructured loans included in non-performing loans totaled $11.8 million at March 31, 2011.

During 2011, we adopted a Loan Modification Policy that, among other things, expands the modified loan programs currently offered by the Bank. We began to modify loans pursuant to this policy during the first quarter of 2012, resulting in an increase in the amount of loans classified as troubled debt restructurings at March 31, 2012. We anticipate that as we continue to modify loans in the future, the amount of loans classified as troubled debt restructurings will increase.

The following table is a comparison of our delinquent loans at March 31, 2012 and December 31, 2011:

	30-59 Days		60-89 Days		90 Days or More
At March 31, 2012	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four- family first mortgages:
Amortizing	751	$286,593	383	$143,056	2,277	$710,167
Interest-only	113	75,526	40	27,957	367	237,408
FHA/VA first mortgages	94	20,988	40	8,932	404	103,631
Multi-family and commercial mortgages	—	—	2	767	7	3,121
Construction loans	—	—	1	293	3	4,296
Consumer and other loans	34	2,277	11	1,003	51	5,962

Total	992	$385,384	477	$182,008	3,109	$1,064,585

Delinquent loans to total loans		1.34%		0.63%		3.71%

At December 31, 2011
One- to four- family first mortgages:
Amortizing	941	$326,284	430	$149,772	2,344	$700,429
Interest-only	76	63,360	27	27,833	209	213,862
FHA/VA first mortgages	147	30,815	40	8,774	377	97,476
Multi-family and commercial mortgages	3	1,521	1	393	4	2,223
Construction loans	—	—	—	—	4	4,344
Consumer and other loans	46	5,209	11	632	49	4,353

Total	1,213	$427,189	509	$187,404	2,987	$1,022,687

Delinquent loans to total loans		1.46%		0.64%		3.48%

Loans modified in a troubled debt restructuring totaled $75.6 million at March 31, 2012 of which $7.7 were 30 to 59 days past due, $4.9 million were 60 to 89 days past due and $11.8 million are 90 days or more past due and are included in non-accrual loans. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $2.4 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first three months of 2012 for which we ceased accruing interest. At December 31, 2011, loans modified in a troubled debt restructuring totaled $66.5 million. These loans were current at the time of their restructuring and were in compliance with the terms of their restructure agreement at December 31, 2011.

Loans that were modified in a troubled debt restructuring primarily represent loans that have been in a deferred principal payment plan for an extended period of time, generally in excess of six months, loans that have had past due amounts capitalized as part of the loan balance, loans that have a confirmed Chapter 13 bankruptcy status and other repayment plans. These loans are individually evaluated for impairment to determine if the carrying value of the loan is in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows.

Potential problem loans are summarized as follows:

	March 31, 2012			December 31, 2011
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(Dollars in thousands)

Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	168	$65,048	$60,827	146	$57,336	$53,831
Interest-only	12	7,013	6,878	9	4,970	4,799
Multi-family and commercial mortgages	2	7,911	7,911	2	7,911	7,911

Total	182	$79,972	$75,616	157	$70,217	$66,541

Upon request and subject to credit review, we will generally agree to a short-term payment plan for certain residential mortgage loan borrowers. Many of these customers are current as to their mortgage payments, but may be anticipating a short-term cash flow need and want to protect their credit history. The extent of these plans is generally limited to no more than a six-month deferral of principal payments only which may be extended in certain circumstances. Pursuant to these short-term payment plans, we do not modify mortgage notes, recast legal documents, extend maturities or reduce interest rates. We also do not forgive any interest or principal. We have not classified these loans as troubled debt restructurings since we expect to collect all principal and interest, the deferral period is short and any reduction in the present value of cash flows is due to the insignificant delay in the timing of principal payments. The principal balance of loans with payment plans at March 31, 2012 amounted to $11.0 million, including $7.7 million of loans that were current, $683,000 that were 30 to 59 days past due, $1.8 million that were 60 to 89 days past due and $814,000 that were 90 days or more past due. The principal balance of loans with payment plans at December 31, 2011 amounted to $28.1 million, including $19.7 million of loans that were current, $2.0 million that were 30 to 59 days past due, $3.1 million that were 60 to 89 days past due and $3.3 million that were 90 days or more past due at that date.

Foreclosed real estate amounted to $34.8 million at March 31, 2012 as compared to $40.6 million at December 31, 2011. During the first quarter of 2012, we sold 66 properties as compared to 29 properties during the first quarter of 2011. Write-downs and net losses on the sale of foreclosed real estate amounted to $1.1 million in the first quarter of 2012 as compared to $776,000 in the first quarter of 2011.

Allowance for Loan Losses

The following table presents the activity in our allowance for loan losses at or for the dates indicated.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Balance at beginning of period	$273,791	$236,574

Provision for loan losses	25,000	40,000
Charge-offs:
First mortgage loans	(23,470)	(23,357)
Consumer and other loans	(20)	(89)

Total charge-offs	(23,490)	(23,446)
Recoveries	5,412	2,155

Net charge-offs	(18,078)	(21,291)

Balance at end of period	$280,713	$255,283

Allowance for loan losses to total loans	0.98%	0.84%
Allowance for loan losses to non-performing loans	26.37	28.80
Net charge-offs as a percentage of average loans	0.25	0.28

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At March 31, 2012		At December 31, 2011
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)

First mortgage loans:
One- to four-family	$272,551	98.89%	$264,922	98.86%
Other first mortgages	4,359	0.15	5,116	0.16

Total first mortgage loans	276,910	99.04	270,038	99.02

Consumer and other loans	3,803	0.96	3,753	0.98

Total allowance for loan losses	$280,713	100.00%	$273,791	100.00%

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

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $1.08 billion and purchased $4.2 million of loans during the first three months of 2012 as compared to $1.40 billion and $147.2 million, respectively, during the first three months of 2011. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, the sellers from whom we have historically purchased loans are originating loans at lower rates than we would accept, selling many of their loans to the GSEs or retaining these loans in their own portfolios. We expect that the amount of loan purchases will continue to be at reduced levels for the near-term. Principal repayments on loans amounted to $1.64 billion for the first three months of 2012 as compared to $2.08 billion for the same period in 2011. Refinancing activity caused by low market interest rates have caused repayments to remain elevated during the first three months of 2012. At March 31, 2012, commitments to originate and purchase mortgage loans amounted to $543.9 million and $140,000, respectively, as compared to $543.9 million and $50.4 million, respectively, at March 31, 2011.

Purchases of mortgage-backed securities during the first three months of 2012 were $444.6 million as compared to $3.24 billion during the first three months of 2011. Principal repayments on mortgage-backed securities amounted to $837.4 million for the first three months of 2012 as compared to $1.63 billion for the same period in 2011. The decrease in principal repayments was due primarily to a reduction in the size of our mortgage-backed securities portfolio as a result of the Restructuring Transaction. We sold $8.96 billion of mortgage-backed securities during the first quarter of 2011, resulting in a gain of $100.0 million. Substantially all of the proceeds from the sales of mortgage-backed securities were used to repay borrowings as part of the Restructuring Transaction.

Purchases of investment securities consisted of the purchase of a corporate bond in the amount of $307.9 million during the first quarter of 2012. We did not purchase investment securities during the first three months of 2011. There were $500.0 billion of calls of investment securities during the first quarter of 2012 as compared to no calls of investment securities during the same period in 2011. $80.0 million of investment securities were sold during the first quarter of 2011, resulting in a gain of $2.5 million.

At March 31, 2012, mortgage-backed securities and investment securities with an amortized cost of $8.75 billion were used as collateral for securities sold under agreements to repurchase and at that date we had $4.33 billion of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first three months of 2012, we had net redemptions of $40.5 million of FHLB common stock. During the first three months of 2011, we had net redemptions of $67.5 million of FHLB common stock.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $386.2 million during the first three months of 2012 as compared to an increase of $288.0 million for the first three months of 2011. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. We lowered our deposit rates during the first three months of 2012 to restrain deposit growth since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve. At March 31, 2012, time deposits scheduled to mature within one year totaled $8.36 billion with an average cost of 1.13%. These time deposits are scheduled to mature as follows: $3.05 billion with an average cost of 0.87% in the second quarter of 2012, $2.29 billion with an average cost of 1.08% in the third quarter of 2012, $1.65 billion with an average cost of 1.52% in the fourth quarter of 2012 and $1.37 billion with an average cost of 1.30% in the first quarter of 2013. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. During 2012 we completed the Transactions which reduced our reliance on structured putable borrowings for funding purposes and as part of our overall interest rate risk strategy. The Transactions have improved our overall liquidity position by significantly reducing our reliance on structured putable borrowings. At March 31, 2012 we had $7.93 billion of structured putable borrowings with a weighted-average rate of 4.47% as compared to $16.58 billion with a weighted average rate of 4.38% at March 31, 2011. Structured putable borrowings with put dates within one year amounted to $2.68 billion at March 31, 2012. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. At March 31, 2012 we had a concentration of borrowings with a single counterparty with $8.03 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

Our remaining borrowings are fixed-rate, fixed maturity borrowings of $6.25 billion with a weighted-average rate of 3.54%. Borrowings scheduled to mature over the next 12 months are as follows: $750.0 million with an average cost of 0.74% in the second quarter of 2012, $750.0 million with an average cost of 0.85% in the third quarter of 2012, $500.0 million with an average cost of 0.98% in the fourth quarter of 2012 and no scheduled maturities for the first quarter of 2013.

Our liquidity management process is structured to meet our daily funding needs and cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.

Cash dividends paid during the first three months of 2012 were $39.7 million. We have not purchased any of our common shares during the three months ended March 31, 2012 pursuant to our repurchase programs. At March 31, 2012, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. At March 31, 2012, Hudson City Bancorp had total cash and due from banks of $141.2 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that will enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we agreed to develop a written Strategic Plan for the Bank which will establish various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program.

In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders, (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity date of greater than one year and (c) submit a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB.

These agreements will remain in effect until modified or terminated by the OCC (with respect to the Bank MOU) and the FRB (with respect to the Company MOU).

At March 31, 2012, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 9.17%, 9.17% and 20.39%, respectively. We have agreed in the Bank MOU not to materially deviate from our capital plan without regulatory approval.

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

The following table reports the amounts of our contractual obligations as of March 31, 2012.

	Payments Due By Period
		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)

Mortgage loan originations	$543,901	$543,901	$—	$—	$—
Mortgage loan purchases	140	140	—	—	—
Repayment of borrowed funds	14,175,000	2,000,000	—	4,000,000	8,175,000
Operating leases	146,720	10,340	20,869	19,937	95,574

Total	$14,865,761	$2,554,381	$20,869	$4,019,937	$8,270,574

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, overdraft and commercial/construction lines of credit, which do not have fixed expiration dates, of approximately $170.4 million, $2.6 million, and $3.1 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.

Critical Accounting Policies

Note 2 to our Audited Consolidated Financial Statements, included in our 2011 Annual Report to Shareholders and incorporated by reference into our 2011 Annual Report on Form 10-K, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the ALL, the measurement of stock-based compensation expense, the impairment of securities, the impairment of goodwill and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at March 31, 2012. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at March 31, 2012. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At March 31, 2012, approximately 81.8% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Virginia, Illinois and Maryland, accounted for 4.7%, 2.6%, 2.3%, and 2.0%, respectively of total loans. The remaining 6.6% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a continuing decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during the first quarter of 2012. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards in accordance with ASC 718-10. We have made annual grants of performance-based stock options and stock unit awards that vest if certain financial performance measures are met. In accordance with ASC 718-10-30-6, we assess the probability of achieving these financial performance measures and recognize the cost of these performance-based grants if it is probable that the financial performance measures will be met. This probability assessment is subjective in nature and may change over the assessment period for the performance measures.

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

Pension and Other Post-Retirement Benefit Assumptions

Non-contributory retirement and post-retirement defined benefit plans are maintained for certain employees, including retired employees hired on or before July 31, 2005 who have met other eligibility requirements of the plans. In accordance with ASC 715, Retirement Benefits, we: (a) recognize in the statement of financial condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure plan assets and obligations that determine the plan’s funded status as of the end of our fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of our defined benefit post-retirement plan in the year in which the changes occur.

We provide our actuary with certain rate assumptions used in measuring our benefit obligation. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow/yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s bond indices, for reasonableness. For our pension plan, a discount rate of 4.75% was selected for the December 31, 2011 measurement date and the 2012 expense calculation.

For our pension plan, we also assumed an annual rate of salary increase of 4.00% for future periods. This rate is corresponding to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.25% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was 0.21% for 2011 and 8.5% for 2010. There can be no assurances with respect to actual return on plan assets in the future. We continually review and evaluate all actuarial assumptions affecting the pension plan, including assumed return on assets.

For our post-retirement benefit plan, a discount rate of 4.55% was used for the December 31, 2011 measurement date and for the 2012 expense calculation. The assumed health care cost trend rate used to measure the expected cost of other benefits for 2011 was 8.0%. The rate was assumed to decrease gradually to 4.75% for 2019 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level.

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

Substantially all of our securities portfolio is comprised of mortgage-backed securities and debt securities issued by GSEs. The fair value of these securities is primarily impacted by changes in interest rates and prepayment speeds. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.

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

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first three months of 2012.

Impairment of Goodwill

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually using a fair-value based two-step approach. Goodwill and other intangible assets amounted to $154.8 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, when available. With the assistance of a third-party valuation firm, we utilized multiple approaches in estimating the fair value of the Company as of our impairment test dates including (i) a comparable transactions approach based on acquisition pricing multiples or ratios recently paid in the sale or merger of relatively comparable banking franchises; (ii) a control premium approach based on the Company’s trading price adjusted by a premium for acquiring control based on control premium data for recent banking sales or mergers; (iii) a public market peers control premium approach based on the trading prices of similar publicly-traded companies as measured by standard valuation multiples or ratios adjusted by a premium for acquiring control based on control premium data for recent banking sales or mergers; and, (iv) the discounted cash flow approach whereby value is determined based on the present value of the sum of the projected dividends and a terminal value in the future. We did not recognize any impairment of goodwill or other intangible assets during the quarter ended March 31, 2012.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2011 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2012 and did not have any such hedging transactions in place at March 31, 2012. Our mortgage loan and mortgage-backed security portfolios, which comprise approximately 94% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the recent pressure on housing prices. Our mortgage-related assets are also subject to pre-payment risk during periods of low market interest rates. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known and potential losses.

Historically, our lending activities have emphasized one- to four-family fixed-rate first and second mortgage loans, while purchasing variable-rate or hybrid mortgage-backed securities to diversify our predominantly fixed-rate loan portfolio. As of March 31, 2012, approximately 65.8% of our first mortgage loans had fixed interest rates while approximately 84% of our mortgage-backed securities had contractual rate adjustments features. The current prevailing interest rate environment and the desires of our customers have resulted in a demand for long-term hybrid (5- to 10-year no rate adjustment periods) and fixed-rate mortgage loans. These fixed-rate interest earning assets may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and our remaining putable borrowed funds.

In the past several years, we have attempted to originate and purchase a larger percentage of variable-rate mortgage-related assets in order to better manage our interest rate risk. Variable-rate mortgage-related assets include those loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. These variable-rate instruments are more rate-sensitive, given the potential interest rate adjustment, than the long-term fixed-rate loans that we have traditionally held in our portfolio. Growth in variable-rate mortgage-related assets would help reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned on the mortgage loan will increase as prevailing market rates increase. However, this strategy to originate a higher percentage of variable-rate instruments may have an initial adverse impact on our net interest income and net interest margin in the short-term, as variable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments.

Variable-rate/hybrid products constituted 64% of loan originations and purchases and 95% of mortgage-backed security purchases made during the first quarter of 2012. In the aggregate, 73% of our mortgage-related asset originations and purchases were variable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 50% as of March 31, 2012 compared with 51% as of December 31, 2011. The slight decrease in this ratio reflects the higher percentage of variable-rate/hybrid instruments originated and purchased during the first quarter of 2012. However, included in the variable-rate/hybrid total are mortgage-related assets whose contractual next rate change date is over five years. If these instruments were classified as fixed-rate, the percentage of fixed-rate mortgage-related assets to total mortgage-related assets would be 69% as of March 31, 2012. Overall, our percentage of fixed-rate interest-earning assets to total interest-earning assets was 49% as of March 31, 2012 and December 31, 2011.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $11.76 billion of non-maturity deposits, and $8.36 billion of time deposits scheduled to mature within the next 12 months.

Our borrowings have generally had longer-terms to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk, but generally had a put option, where the lender could put the borrowing back to the Company at pre-determined points. During 2011, the Company, in an effort to reduce its borrowings position and lower the amount of structured putable borrowings on its balance sheet, extinguished $16.80 billion of putable borrowings, funding $5.00 billion of these extinguishment transactions with short-term borrowings. To further reduce our structured putable position, we modified $4.00 billion of structured putable borrowings into fixed-rate/fixed-maturity borrowings. The $5.00 billion of short-term borrowings placed on the balance sheet as a result of the transactions have been paid-off at maturity. The Company has reduced its borrowing position by $900.0 million during the first quarter of 2011 primarily due to the payments on these maturing borrowings.

As a result of the Transactions, if interest rates were to decrease, or stay at current levels, these borrowings would probably not be put back to us and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, any remaining structured putable borrowings would likely be put back to us at their next put date and our cost to replace these borrowings would increase. The Company currently has $3.33 billion of quarterly putable borrowings funding its balance sheet. Of this amount $2.68 billion, with a weighted-average rate of 4.40%, could be put back to us within the next 12 months. $2.18 billion of the structured quarterly putables could be put back within three months. Given the current market interest rates, we believe interest rates would need to increase at least 300 basis points before a majority of these borrowings would be put back to the Bank.

We have $4.60 billion of one-time putable borrowings that were placed on the balance sheet as a result of modifying previously existing quarterly putable borrowings into one-time putable borrowings. By repurchasing substantially all of the put options, the Company reduced its exposure to rising interest rates. These modifications were performed between September 2009 and September 2010. The next put option for any of this type of borrowing will be September 2013. We also have $6.25 billion of fixed-rate/fixed-maturity borrowings. $2.00 billion of these borrowings are scheduled to mature over the next twelve months. We may repay these maturing borrowings with cash flows from operations.

The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. The FOMC noted that the economy expanded moderately in 2011. The FOMC noted that conditions in the labor market have improved in recent months, but the unemployment rate remains elevated. The national unemployment rate decreased to 8.2% in March 2012 from 8.5% in December and from 8.9% in March 2011. The FOMC noted that household spending has continued to advance, but business fixed investment appears to be increasing at a slower pace and the housing sector continues to be depressed. As a result, the FOMC decided to continue its program to extend the average maturity of its holdings of securities as announced in September 2011 (“Operation Twist”). The FOMC also indicated in January 2012, that the overnight lending rate would remain at zero to 0.25% through at least late 2014. The decision to leave the overnight lending rate unchanged has kept short-term market interest rates at low. The further actions by the FOMC regarding their asset purchasing decisions have placed downward pressure on longer-term interest rates. The yields on mortgage-related assets decreased during 2011 and continued into 2012. These actions commenced by the FOMC have placed additional downward pressure on our net interest margin as our interest-earning assets continue to re-price.

As a result, both short-term and long-term market interest rates remained at low levels or decreased during 2011 and continued into 2012, with the long-term rates decreasing more than short-term rates thus flattening the market yield curve. The current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of funds, and has also allowed us to price longer-term time deposits (2-5 year maturities) at lower rates and extend the weighted-average remaining maturity on this portfolio. However, the overall lower longer-term market interest rates resulted in lower rates on our primary investments of mortgage loans and mortgage-backed securities. In addition, the low market interest rates resulted in accelerated prepayment speeds on these assets as customers sought to refinance their current debt to the lower market rates.

Due to our investment and financing decisions, the more positive the slope of the yield curve the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than five years, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. During 2011 a more stable short-term rate environment as compared to a declining long-term rate environment, resulted in a flatter market yield curve. The yield curve has remained relatively stable during the first quarter of 2012.

Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have remained at elevated levels during 2011 and the first quarter of 2012. Accordingly, we have used relatively high levels of prepayment activity in our interest rate risk modeling presented below. However, though the rate of prepayment speeds has generally remained elevated, the actual dollars received on our mortgage-backed securities has decreased due to sales and limited re-investment opportunities during the first quarter of 2012. These elevated levels of prepayment activity have caused our duration of assets to be 1.47 years as of March 31, 2012.

Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rates, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. Market interest rates decreased enough during the third and fourth quarters of 2011 to cause approximately $3.40 billion of our investment security portfolio to be called. These low interest rates continued into the first quarter of 2012 causing an additional $500.0 million of our portfolio to be called.

Our borrowings have traditionally consisted of structured putable borrowings with ten year final maturities and initial non-put periods of one to five years. The likelihood of a borrowing being put back is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be put back. The level of put activity generally affects the cost of our borrowed funds, as the put of a borrowing would generally necessitate the re-borrowing of the funds or deposit growth at the higher current market interest rates. During 2011 and the first quarter of 2012 we experienced no put activity on our borrowed funds due to the continued low levels of short-term market interest rates. Currently we have approximately $2.18 billion of putable borrowings that could be put back to the Bank within the next three months. This amount of quarterly putable borrowings has a weighted-average rate of 4.40%. We do not believe a significant amount of these borrowings will be put back to us unless rates increase in excess of 300 basis points. As a result of this low rate environment, the average duration of our liabilities is 2.80 years as of March 31, 2012.

We may extinguish the $2.00 billion of remaining short-term borrowings as they mature. The Company may use cash flows from mortgage-related assets or calls of investment securities to pay-off these borrowings, which may further reduce the size of the balance sheet. The Company may also use deposit growth to pay-off these borrowings. We continually monitor our interest rate risk position and are continuing to develop strategies to mitigate this risk. These strategies may include hedging certain borrowings to improve our sensitivity measures and further improve our interest rate risk position. Borrowings are presented at maturity date, with the price or potential cash flow adjusted for potential puts, as applicable.

We intend to continue focusing on funding any potential future asset growth primarily with customer deposits. This growth was primarily in non-maturity money market accounts. For our interest rate risk modeling, time deposits are presented at their maturity date, while non-maturity deposits are presented based on a decay rate calculated from our experience. We may use borrowed funds as a supplemental funding source for short-term liquidity if deposit growth decreases. These borrowings would be a combination of short-term borrowings with maturities of three to six months and longer-term fixed-maturity borrowings with terms of two to five years.

Interest Rate Risk Modeling

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

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months ending March 31, 2012 assuming either incremental or instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

	Percent Change in Net Interest Income
Change in Interest Rates	Incremental Change	Instantaneous Change
(Basis points)

300	(2.98)%	(14.63)%
200	(1.83)	(7.59)
100	(0.93)	(2.31)
50	(0.47)	(0.73)
(50)	0.81	0.91
(100)	1.41	(1.23)

Of note in the positive shock scenarios:

•

the changes to net interest income is minimally impacted by the repricing of our longer-term putable or fixed-rate/fixed-maturity borrowings due to the lack of puts on these borrowings due to the low current market interest rates or the length of time to maturity for the fixed-rate/fixed-maturity portfolio, and

•	the increase in interest income from total interest-earning assets is, in effect, offset by the increase in deposit and short-term borrowing expense.

Of note in the negative shock scenarios:

•	the increase in the incremental change reflects the resetting of interest rates on our non-maturity deposits and the short-term borrowings scheduled to mature over the next 12 months,

•

the decrease in net interest income in the minus 100 basis point instantaneous shock analysis is due to the accelerated prepayment speeds on our mortgage-related assets and the re-investment of the proceeds into lower yielding instruments, and

•

the decrease in the minus 100 basis point instantaneous shock is also due to the lack of change in the cost of the $7.93 billion of putable borrowed funds, as they will not be put back in the lower interest rate environment and will extend to maturity.

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

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at March 31, 2012. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.00% and a minimum present value ratio of 5.50% in the plus 200 basis point interest rate shock scenario.

Change in Interest Rates	Present Value Ratio	Basis Point Change
(Basis points)

300	8.55%	(137)
200	10.03	11
100	10.55	63
50	10.38	46
0	9.92	—
(50)	9.21	(71)
(100)	7.78	(214)

Of note in the positive shock scenarios:

•

the relative stability of our net present value ratios reflects the current low interest rate environment and the fact that (1) our putable borrowings will not be put back to us until a rate change in excess of 300 basis points and (2) we have a larger percent of the borrowings in fixed-rate/fixed-maturity instruments, which allows the price of the borrowings to move in a similar manner as the price moves of our interest-earning assets, and

•	our deposits, as they are relatively short-term in nature, do not have significant price changes in the shock scenarios.

Of note in the negative shock scenarios:

•	the decrease in the present value ratio in the negative basis point changes was primarily due to higher pricing of our putable borrowed funds as the structures will increase in duration, and

•	the value of our mortgage-related assets will remain closer to par than the borrowings as the prepayment speeds increase thus shortening the duration of these portfolios.

The methods we use in simulation modeling are inherently imprecise. This type of modeling requires that we make assumptions that may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we assume the composition of the interest rate-sensitive assets and liabilities will remain constant over the period being measured and that all interest rate shocks will be uniformly reflected across the yield curve, regardless of the duration to maturity or repricing. The analyses assume that we will take no action in response to the changes in interest rates. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and, therefore, cannot be determined with precision. Accordingly, although the previous two tables may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our net interest income or present value of equity.

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

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2012, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and putable borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year and which we believe the instrument will be called or put based on the current interest rate environment, or at their contractual maturity date or next interest rate step-up date, as applicable. For this analysis, we did not report any investment securities or borrowed funds at their call or put date. We have excluded non-accrual mortgage loans of $955.0 million and non-accrual other loans of $6.0 million from the table.

	At March 31, 2012
	Six months or less	More than six months to one year	More than one year to two years	More than two years to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)

Interest-earning assets:
First mortgage loans	$3,053,549	$2,499,717	$4,300,618	$3,726,988	$4,170,829	$9,748,136	$27,499,837
Consumer and other loans	100,024	2,459	17,929	29,658	9,489	110,949	270,508
Federal funds sold	690,096	—	—	—	—	—	690,096
Mortgage-backed securities	3,512,787	1,214,257	2,095,485	1,319,113	2,015,108	2,736,745	12,893,495
FHLB stock	470,064	—	—	—	—	—	470,064
Investment securities	7,400	—	—	—	350,219	—	357,619

Total interest-earning assets	7,833,920	3,716,433	6,414,032	5,075,759	6,545,645	12,595,830	42,181,619

Interest-bearing liabilities:
Savings accounts	54,059	54,059	95,504	83,791	138,751	474,818	900,982
Interest-bearing demand accounts	200,512	200,512	293,159	241,613	363,820	795,746	2,095,362
Money market accounts	1,111,896	1,111,897	1,600,183	1,154,950	1,443,756	1,715,422	8,138,104
Time deposits	5,344,035	3,020,548	2,415,521	904,967	1,677,650	—	13,362,721
Borrowed funds	1,500,000	500,000	—		4,350,000	7,825,000	14,175,000

Total interest-bearing liabilities	8,210,502	4,887,016	4,404,367	2,385,321	7,973,977	10,810,986	38,672,169

Interest rate sensitivity gap	$(376,582)	$(1,170,583)	$2,009,665	$2,690,438	$(1,428,332)	$1,784,844	$3,509,450

Cumulative interest rate sensitivity gap	$(376,582)	$(1,547,165)	$462,500	$3,152,938	$1,724,606	$3,509,450

Cumulative interest rate sensitivity gap as a percent of total assets	(0.85)%	(3.51)%	1.05%	7.14%	3.91%	7.95%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	95.41%	88.19%	102.64%	115.85%	106.19%	109.07%

Of note regarding the GAP analysis:

•	the $2.00 billion of borrowings in less than one year are maturities of the short-term borrowings placed on the balance sheet as a result of the Restructuring Transaction, and

•	we have experienced elevated levels of prepayment activity on our mortgage-related assets as interest rates have remained at low levels.

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

Item 4. – Controls and Procedures

Denis J. Salamone, President and Chief Operating Officer and Acting Chairman and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. – Risk Factors

For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2011 Annual Report on Form 10-K. There has been no material change in risk factors since December 31, 2011 except as noted below.

We are required to comply with the terms of the Bank MOU and the Company MOU that we have entered into with our regulators, and lack of compliance could result in additional regulatory enforcement actions.

The Bank entered into a MOU with the OCC on March 31, 2012 which was reviewed and approved by the Bank’s Board of Directors and which is substantially similar to the MOU the Bank entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Bank MOU, the Bank will continue to evaluate, refine and implement enhanced operating policies and procedures that will enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our capital plan. In addition, we agreed to develop a written Strategic Plan for the Bank which will establish various strategic, financial and operational objectives, and strategies for achieving those objectives. Implementation of the Bank MOU requirements has resulted in, and may continue to result in, increased non-interest expense as we continue to further enhance our technology, add more staff to comply with such requirements and engage outside consultants.

The Company entered into a MOU with the FRB on April 24, 2012 which is substantially similar to the MOU the Company entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain written approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders, (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year and (c) submit a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the first quarter of 2012 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-January 31, 2012	—	$—	—	50,123,550

February 1-February 29, 2012	—	—	—	50,123,550

March 1-March 31, 2012	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit Number	Exhibit

10.30	Summary of Director Compensation

31.1	Certification of Acting Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Acting Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and 2010 , (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (vi) Notes to the Unaudited Consolidated Financial Statements (detail tagged).

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date: May 10, 2012	By:	/s/ Denis J. Salamone
Denis J. Salamone
President and Chief Operating Officer
Acting Chairman and Chief Executive Officer
(Acting Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Anthony J. Fabiano
Anthony J. Fabiano
Senior Vice President
(Principal Accounting Officer)