Form 10-Q
period 2012-06-30
HUDSON CITY BANCORP INC
filed 2012-08-08
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2012

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

As of August 3, 2012, the registrant had 528,132,975 shares of common stock, $0.01 par value, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc and Hudson City Bancorp, Inc.’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:

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

•

legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”), and any actions regarding foreclosures may adversely affect our business;

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

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2012	December 31, 2011
(In thousands, except share and per share amounts)	(unaudited)

Assets:
Cash and due from banks	$130,768	$194,029
Federal funds sold and other overnight deposits	674,662	560,051

Total cash and cash equivalents	805,430	754,080
Securities available for sale:
Mortgage-backed securities	9,309,881	9,170,390
Investment securities	417,590	7,368
Securities held to maturity:
Mortgage-backed securities (fair value of $3,792,972 at June 30, 2012 and $4,368,423 at December 31, 2011)	3,556,969	4,115,523
Investment securities (fair value of $45,566 at June 30, 2012 and $545,761 at December 31, 2011)	39,011	539,011

Total securities	13,323,451	13,832,292
Loans	28,183,710	29,327,345
Net deferred loan costs	87,750	83,805
Allowance for loan losses	(287,901)	(273,791)

Net loans	27,983,559	29,137,359
Federal Home Loan Bank of New York stock	412,717	510,564
Foreclosed real estate, net	40,568	40,619
Accrued interest receivable	108,793	129,088
Banking premises and equipment, net	74,313	70,610
Goodwill	152,109	152,109
Other assets	689,245	729,164

Total Assets	$43,590,185	$45,355,885

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$24,027,204	$24,903,311
Noninterest-bearing	617,344	604,449

Total deposits	24,644,548	25,507,760
Repurchase agreements	6,950,000	6,950,000
Federal Home Loan Bank of New York advances	6,475,000	8,125,000

Total borrowed funds	13,425,000	15,075,000
Due to brokers for securities purchases	629,145	—
Accrued expenses and other liabilities	228,050	212,685

Total liabilities	38,926,743	40,795,445

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 528,132,975 and 527,571,496 shares outstanding at June 30, 2012 and December 31, 2011, respectively	7,415	7,415
Additional paid-in capital	4,725,363	4,720,890
Retained earnings	1,774,138	1,709,821
Treasury stock, at cost; 213,333,580 and 213,895,059 shares at June 30, 2012 and December 31, 2011, respectively	(1,714,526)	(1,719,114)
Unallocated common stock held by the employee stock ownership plan	(195,220)	(198,223)
Accumulated other comprehensive income, net of tax	66,272	39,651

Total shareholders’ equity	4,663,442	4,560,440

Total Liabilities and Shareholders’ Equity	$43,590,185	$45,355,885

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Interest and Dividend Income:
First mortgage loans	$336,026	$380,375	$678,751	$763,328
Consumer and other loans	3,220	4,077	6,603	8,225
Mortgage-backed securities held to maturity	33,651	55,761	71,460	116,977
Mortgage-backed securities available for sale	49,040	69,415	101,871	191,507
Investment securities held to maturity	585	32,708	2,318	65,535
Investment securities available for sale	2,165	57	3,418	832
Dividends on Federal Home Loan Bank of New York stock	5,536	9,632	14,025	22,433
Federal funds sold	438	707	1,006	1,418

Total interest and dividend income	430,661	552,732	879,452	1,170,255

Interest Expense:
Deposits	61,642	84,360	129,518	168,678
Borrowed funds	144,766	195,463	291,563	472,267

Total interest expense	206,408	279,823	421,081	640,945

Net interest income	224,253	272,909	458,371	529,310
Provision for Loan Losses	25,000	30,000	50,000	70,000

Net interest income after provision for loan losses	199,253	242,909	408,371	459,310

Non-Interest Income:
Service charges and other income	2,924	2,732	5,711	5,471
Gain on securities transactions, net	—	—	—	102,468

Total non-interest income	2,924	2,732	5,711	107,939

Non-Interest Expense:
Compensation and employee benefits	30,401	29,889	62,543	60,773
Net occupancy expense	8,543	8,030	17,200	16,455
Federal deposit insurance assessment	27,695	33,198	63,695	49,528
Loss on extinguishment of debt	—	—	—	1,172,092
Other expense	16,932	14,720	31,731	27,557

Total non-interest expense	83,571	85,837	175,169	1,326,405

Income (loss) before income tax expense (benefit)	118,606	159,804	238,913	(759,156)
Income Tax Expense (Benefit)	46,330	63,796	93,650	(299,500)

Net income (loss)	$72,276	$96,008	$145,263	$(459,656)

Basic Earnings (Loss) Per Share	0.15	$0.19	$0.29	$(0.93)

Diluted Earnings (Loss) Per Share	$0.15	$0.19	$0.29	$(0.93)

Weighted Average Number of Common Shares Outstanding:
Basic	496,539,980	494,137,888	496,267,105	493,993,685
Diluted	496,552,810	494,751,960	496,291,724	493,993,685

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,
	2012	2011
	(In thousands)

Net income (loss)	$72,276	$96,008
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available for sale arising during period, net of tax expense of $7,150 and $65,551 in 2012 and 2011, respectively	10,353	96,686
Postretirement benefit pension plans:
Net loss arising during period, net of tax expense of $689 and $524 for 2012 and 2011, respectively	998	755
Amortization or prior service cost included in net periodic pension cost, net of tax benefit of $125 and $127 in 2012 and 2011, respectively	(178)	(179)

Other comprehensive income (loss)	11,173	97,262

Total comprehensive income (loss)	$83,449	$193,270

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)

Net income (loss)	$145,263	$(459,656)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available for sale arising during period, net of tax expense of $17,253 and $415 in 2012 and 2011, respectively	24,982	601
Reclassification adjustment for realized gains in net income (loss), net of tax expense of $40,526 in 2011	—	(61,942)
Postretirement benefit pension plans:
Net loss arising during period, net of tax expense of $1,379 and $1,045 for 2012 and 2011, respectively	1,996	1,511
Amortization or prior service cost included in net periodic pension cost, net of tax benefit of $247 and $250 in 2012 and 2011, respectively	(357)	(360)

Other comprehensive income (loss)	26,621	(60,190)

Total comprehensive income (loss)	$171,884	$(519,846)

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	For the Six Months
	Ended June 30,
	2012	2011
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,720,890	4,705,255
Stock option plan expense	3,730	4,464
Tax benefit from stock plans	483	172
Allocation of ESOP stock	240	1,844
Vesting of RRP stock	20	1,739

Balance at end of period	4,725,363	4,713,474

Retained Earnings:
Balance at beginning of year	1,709,821	2,642,338
Net income (loss)	145,263	(459,656)
Dividends paid on common stock ($0.16 and $0.23 per share, respectively)	(79,369)	(113,531)
Exercise of stock options	(1,577)	(13)

Balance at end of period	1,774,138	2,069,138

Treasury Stock:
Balance at beginning of year	(1,719,114)	(1,725,946)
Purchase of common stock	(427)	(163)
Exercise of stock options	5,015	52

Balance at end of period	(1,714,526)	(1,726,057)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(198,223)	(204,230)
Allocation of ESOP stock	3,003	3,003

Balance at end of period	(195,220)	(201,227)

Accumulated other comprehensive income(loss):
Balance at beginning of year	39,651	85,406
Other comprehensive income (loss), net of tax	26,621	(60,190)

Balance at end of period	66,272	25,216

Total Shareholders’ Equity	$4,663,442	$4,887,959

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$145,263	$(459,656)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	60,433	62,096
Provision for loan losses	50,000	70,000
Gains on securities transactions, net	—	(102,468)
Loss on extinguishment of debt	—	1,172,092
Share-based compensation, including committed ESOP shares	6,993	11,050
Deferred tax expense (benefit)	44,314	(187,429)
Decrease in accrued interest receivable	20,295	34,005
Increase in other assets	(20,756)	(90,655)
Increase (decrease) in accrued expenses and other liabilities	15,364	(58,390)

Net Cash Provided by Operating Activities	321,906	450,645

Cash Flows from Investing Activities:
Originations of loans	(2,525,496)	(2,696,323)
Purchases of loans	(4,240)	(290,544)
Principal payments on loans	3,587,421	3,461,917
Principal collection of mortgage-backed securities held to maturity	555,827	1,012,516
Principal collection of mortgage-backed securities available for sale	1,180,469	1,500,411
Purchases of mortgage-backed securities available for sale	(691,361)	(3,508,207)
Proceeds from sales of mortgage backed securities available for sale	—	9,064,379
Proceeds from maturities and calls of investment securities held to maturity	500,000	300,000
Proceeds from sales of investment securities available for sale	—	82,475
Purchases of investment securities available for sale	(407,832)	—
Purchases of Federal Home Loan Bank of New York stock	—	(16,624)
Redemption of Federal Home Loan Bank of New York stock	97,847	121,500
Purchases of premises and equipment, net	(7,759)	(5,678)
Net proceeds from sale of foreclosed real estate	33,655	21,887

Net Cash Provided by Investment Activities	2,318,531	9,047,709

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(863,212)	381,475
Proceeds from borrowed funds	—	6,500,000
Principal payments on borrowed funds	(1,650,000)	(16,222,092)
Dividends paid	(79,369)	(113,531)
Purchases of treasury stock	(427)	(163)
Exercise of stock options	3,438	39
Tax benefit from stock plans	483	172

Net Cash Used in Financing Activities	(2,589,087)	(9,454,100)

Net Increase in Cash and Cash Equivalents	51,350	44,254

Cash and Cash Equivalents at Beginning of Year	754,080	669,397

Cash and Cash Equivalents at End of Period	$805,430	$713,651

Supplemental Disclosures:
Interest paid	$419,958	$694,772

Loans transferred to foreclosed real estate	$46,942	$25,911

Income tax payments	$62,461	$16,902

Income tax refunds	$5,294	$—

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

On March 30, 2012, the Bank entered into a Memorandum of Understanding with the OCC (the “Bank MOU”), which is substantially similar to the MOU the Bank entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. The Bank MOU replaces the June 24th memorandum of understanding. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, that will enable us to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we agreed to develop a written Strategic Plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program.

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

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses (“ALL”) is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate. In addition, bank regulators, as an integral part of their supervisory function, periodically review our ALL. These regulatory agencies have the ability to require us, as they can require all banks, to increase our provision for loan losses or to recognize further charge-offs based on their judgments, which may be different from ours. Any increase in the ALL required by these regulatory agencies could adversely affect our financial condition and results of operations.

Notes to Unaudited Consolidated Financial Statements

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

3. Earnings Per Share

The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings (loss) per share.

	For the Three Months Ended June 30,
	2012			2011
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
	(In thousands, except per share data)

Net income	$72,276			$96,008

Basic earnings per share:
Income available to common stockholders	$72,276	496,540	$0.15	$96,008	494,138	$0.19

Effect of dilutive common stock equivalents	—	13		—	614

Diluted earnings per share:
Income available to common stockholders	$72,276	496,553	$0.15	$96,008	494,752	$0.19

	For the Six Months Ended June 30,
	2012			2011
	Income	Average Shares	Per Share Amount	Average Income	Shares	Per Share Amount
	(In thousands, except per share data)

Net (loss) income	$145,263			$(459,656)

Basic (loss) earnings per share:
(Loss) income available to common stockholders	$145,263	496,267	$0.29	$(459,656)	493,994	$(0.93)

Effect of dilutive common stock equivalents	—	25		—	—

Diluted (loss) earnings per share:
(Loss) income available to common stockholders	$145,263	496,292	$0.29	$(459,656)	493,994	$(0.93)

Notes to Unaudited Consolidated Financial Statements

Common stock equivalents exclude outstanding options to purchase 24,191,389 shares of the Company’s common stock which were outstanding for both the quarter and six months ended June 30, 2012; options to purchase 26,619,976 shares of common stock which were outstanding for the quarter ended June 30, 2011; and options to purchase 26,309,557 shares of common stock which were outstanding for the six months ended June 30, 2011 as their inclusion would be anti-dilutive.

4. Securities

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at June 30, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
	(In thousands)

June 30, 2012
Investment Securities:
Corporate debt	$407,167	$2,929	$—	$410,096
Equity securities	6,813	681	—	7,494

Total investment securities available for sale	$413,980	$3,610	$—	$417,590

Mortgage-backed securities:
GNMA pass-through certificates	$1,077,666	$34,035	$—	$1,111,701
FNMA pass-through certificates	4,673,423	81,377	(129)	4,754,671
FHLMC pass-through certificates	3,299,922	71,912	(74)	3,371,760
FHLMC and FNMA - REMICs	69,352	2,397	—	71,749

Total mortgage-backed securities available for sale	$9,120,363	$189,721	$(203)	$9,309,881

December 31, 2011
Investment securities:
Equity securities	$6,767	$601	$—	$7,368

Total investment securities available for sale	$6,767	$601	$—	$7,368

Mortgage-backed securities:
GNMA pass-through certificates	$1,139,894	$26,353	$(19)	$1,166,228
FNMA pass-through certificates	4,407,970	60,059	—	4,468,029
FHLMC pass-through certificates	3,390,467	61,689	—	3,452,156
FHLMC and FNMA - REMICs	81,768	2,209	—	83,977

Total mortgage-backed securities available for sale	$9,020,099	$150,310	$(19)	$9,170,390

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at June 30, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
	(In thousands)

June 30, 2012
Investment securities:
United States government-sponsored enterprises debt	$39,011	$6,555	$—	$45,566

Total investment securities held to maturity	$39,011	$6,555	$—	$45,566

Mortgage-backed securities:
GNMA pass-through certificates	$78,621	$2,808	$—	$81,429
FNMA pass-through certificates	1,007,833	73,551	(3)	1,081,381
FHLMC pass-through certificates	1,890,551	122,224	—	2,012,775
FHLMC and FNMA - REMICs	579,964	37,423	—	617,387

Total mortgage-backed securities held to maturity	$3,556,969	$236,006	$(3)	$3,792,972

December 31, 2011
Investment securities:
United States government -sponsored enterprises debt	$539,011	$6,750	$—	$545,761

Total investment securities held to maturity	$539,011	$6,750	$—	$545,761

Mortgage-backed securities:
GNMA pass-through certificates	$83,587	$2,602	$—	$86,189
FNMA pass-through certificates	1,154,638	78,603	(4)	1,233,237
FHLMC pass-through certificates	2,132,408	125,364	—	2,257,772
FHLMC and FNMA - REMICs	744,890	46,335	—	791,225

Total mortgage-backed securities held to maturity	$4,115,523	$252,904	$(4)	$4,368,423

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the fair values and unrealized losses of mortgage-backed securities with an unrealized loss at June 30, 2012 and December 31, 2011, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2012

Held to maturity:
FNMA pass-through certificates	$207	$(3)	$—	$—	$207	$(3)

Total temporarily impaired securities held to maturity	207	(3)	—	—	207	(3)

Available for sale:
FNMA pass-through certificates	51,109	(129)	—	—	51,109	(129)
FHLMC pass-through certificates	41,023	(74)	—	—	41,023	(74)

Total temporarily impaired securities available for sale	92,132	(203)	—	—	92,132	(203)

Total	$92,339	$(206)	$—	$—	$92,339	$(206)

December 31, 2011

Held to maturity:
FNMA pass-through certificates	$210	$(4)	$—	$—	$210	$(4)

Total temporarily impaired securities held to maturity	210	(4)	—	—	210	(4)

Available for sale:
GNMA pass-through certificates	12,891	(19)	—	—	12,891	(19)

Total temporarily impaired securities available for sale	12,891	(19)	—	—	12,891	(19)

Total	$13,101	$(23)	$—	$—	$13,101	$(23)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. We do not consider these investments to be other-than-temporarily impaired at June 30, 2012 and December 31, 2011 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the six months ended June 30, 2012 or for the year ended December 31, 2011.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of our securities held to maturity and available-for-sale at June 30, 2012, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost		Estimated Fair Market Value
	Mortgage-backed securities	Investment securities
	(In thousands)
June 30, 2012

Held to Maturity:
Due in one year or less	$8	$—	$8
Due after one year through five years	2,413	—	2,543
Due after five years through ten years	9,686	—	10,283
Due after ten years	3,544,862	39,011	3,825,704

Total held to maturity	$3,556,969	$39,011	$3,838,538

Available for Sale:
Due after one year through five years	$—	$407,167	$410,096
Due after ten years	9,120,363	—	9,309,881

Total available for sale	$9,120,363	$407,167	$9,719,977

There were no sales of mortgage-backed securities available-for-sale for the six months ended June 30, 2012. Sales of mortgage-backed securities available-for-sale amounted to $8.96 billion for the six months ended June 30, 2011, resulting in realized gains of $100.0 million. There were no sales of investment securities available-for-sale during the six months ended June 30, 2012, as compared to sales of $80.0 million for the same period in 2011. Gross realized gains on sales and calls of investment securities available-for-sale were $2.5 million during the first six months of 2011. Gains and losses on the sale of all securities are determined using the specific identification method.

5. Stock Repurchase Programs

We have previously announced several stock repurchase programs. Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Company MOU, future share repurchases must be approved by the FRB. We did not purchase any of our common shares pursuant to the repurchase programs during the six months ended June 30, 2012. Included in treasury stock are vested shares related to stock awards that were surrendered for withholding taxes. These shares are included in treasury stock purchases in the consolidated statements of cash flows and amounted to 62,579 and 17,145 shares for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

Notes to Unaudited Consolidated Financial Statements

6. Loans and Allowance for Loan Losses

Loans at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
	(In thousands)

First mortgage loans:
One- to four-family
Amortizing	$22,421,189	$23,480,909
Interest-only	4,755,679	4,779,863
FHA/VA	700,528	734,781
Multi-family and commercial	37,760	39,634
Construction	4,170	4,929

Total first mortgage loans	27,919,326	29,040,116

Consumer and other loans:
Fixed–rate second mortgages	117,462	131,597
Home equity credit lines	125,695	134,502
Other	21,227	21,130

Total consumer and other loans	264,384	287,229

Total loans	$28,183,710	$29,327,345

There were no loans held for sale at June 30, 2012 and December 31, 2011.

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

Credit Risk Profile based on Payment Activity
			(In thousands)

	One-to four- family		Other first					Total
	first mortgage loans		Mortgages		Consumer and Other			Loans
			Multi-family		Fixed-rate
			and		second	Home Equity
June 30, 2012	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
Performing	$22,260,512	$4,535,198	$35,678	$80	$116,363	$121,884	$20,119	$27,089,834
Non-performing	861,205	220,481	2,082	4,090	1,099	3,811	1,108	1,093,876

Total	$23,121,717	$4,755,679	$37,760	$4,170	$117,462	$125,695	$21,227	$28,183,710

December 31, 2011
Performing	$23,417,785	$4,566,001	$37,411	$585	$130,869	$130,897	$21,110	$28,304,658
Non-performing	797,905	213,862	2,223	4,344	728	3,605	20	1,022,687

Total	$24,215,690	$4,779,863	$39,634	$4,929	$131,597	$134,502	$21,130	$29,327,345

Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile by Internally Assigned Grade
(In thousands)

	One-to four- family		Other first					Total
	first mortgage loans		Mortgages		Consumer and Other			Loans
			Multi-family		Fixed-rate
			and		second	Home Equity
June 30, 2012	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
Pass	$22,185,867	$4,488,835	$22,477	$80	$115,075	$121,163	$18,343	$26,951,840
Special mention	130,416	41,998	2,818	—	345	721	374	176,672
Substandard	805,434	224,846	12,465	4,090	2,042	3,811	2,510	1,055,198

Total	$23,121,717	$4,755,679	$37,760	$4,170	$117,462	$125,695	$21,227	$28,183,710

December 31, 2011
Pass	$23,325,078	$4,536,090	$23,997	$—	$130,649	$130,487	$19,231	$28,165,532
Special mention	146,391	26,428	2,989	—	220	410	593	177,031
Substandard	744,221	217,345	12,648	4,929	728	3,605	1,306	984,782

Total	$24,215,690	$4,779,863	$39,634	$4,929	$131,597	$134,502	$21,130	$29,327,345

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

Notes to Unaudited Consolidated Financial Statements

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At June 30, 2012 approximately 82.4% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at June 30, 2012 and December 31, 2011 are $4.76 billion and $4.78 billion, respectively, of interest-only one-to four-family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $220.5 million and $213.9 million of non-performing interest-only one-to four-family residential mortgage loans at June 30, 2012 and December 31, 2011, respectively.

In addition to our full documentation loan program, we originate loans to certain eligible borrowers as limited documentation loans. We have originated these types of loans for over 15 years. Loans eligible for limited documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. Limited documentation loans have an inherently higher level of risk compared to loans with full documentation. Included in our loan portfolio at June 30, 2012 are $3.92 billion of originated amortizing limited documentation loans and $944.3 million of originated limited documentation interest-only loans. Non-performing loans at June 30, 2012 include $139.0 million of originated amortizing limited documentation loans and $68.7 million of originated interest-only limited documentation loans. Included in our loan portfolio at December 31, 2011 are $3.85 billion of originated amortizing limited documentation loans and $956.2 million of originated limited documentation interest-only loans. Non-performing loans at December 31, 2011 included $126.9 million of originated amortizing limited documentation loans and $71.0 million or originated interest-only limited documentation loans.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our delinquent loans by class as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more and accruing (1)
At June 30, 2012	(Dollars in thousands)
One- to four-family first mortgages:
Amortizing	$342,845	$145,838	$861,205	$1,349,888	$21,771,829	$23,121,717	$113,058
Interest-only	62,608	41,998	220,481	325,087	4,430,592	4,755,679	—
Multi-family and commercial mortgages	1,885	1,289	2,082	5,256	32,504	37,760	—
Construction loans	80	—	4,090	4,170	—	4,170	—
Consumer and other loans:							—
Fixed-rate second mortgages	724	345	1,099	2,168	115,294	117,462	—
Home equity lines of credit	1,595	721	3,811	6,127	119,568	125,695	—
Other	1	4	1,108	1,113	20,114	21,227	—

Total	$409,738	$190,195	$1,093,876	$1,693,809	$26,489,901	$28,183,710	$113,058

At December 31, 2011
One- to four-family first mortgages:
Amortizing	$357,099	$158,546	$797,905	$1,313,550	$22,902,140	$24,215,690	$97,476
Interest-only	63,360	27,833	213,862	305,055	4,474,808	4,779,863	—
Multi-family and commercial mortgages	1,521	393	2,223	4,137	35,497	39,634	—
Construction loans	—	—	4,344	4,344	585	4,929	—
Consumer and other loans:
Fixed-rate second mortgages	1,202	220	728	2,150	129,447	131,597	—
Home equity lines of credit	2,471	410	3,605	6,486	128,016	134,502	—
Other	1,536	2	20	1,558	19,572	21,130	—

Total	$427,189	$187,404	$1,022,687	$1,637,280	$27,690,065	$29,327,345	$97,476

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At June 30, 2012		At December 31, 2011
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans

New Jersey	44.2%	49.8%	44.7%	51.3%
New York	23.7	20.2	22.4	19.5
Connecticut	14.5	7.5	14.6	6.8

Total New York metropolitan area	82.4	77.5	81.7	77.6

Pennsylvania	4.9	1.7	4.7	1.4
Virginia	2.4	2.7	2.6	2.9
Illinois	2.1	4.6	2.3	4.7
Maryland	1.9	3.8	2.0	3.2
All others	6.3	9.7	6.7	10.2

Total Outside New York metropolitan area	17.6	22.5	18.3	22.4

	100.0%	100.0%	100.0%	100.0%

Notes to Unaudited Consolidated Financial Statements

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)

Non-accrual loans:
One-to four-family amortizing loans	$748,147	$700,429
One-to four-family interest-only loans	220,481	213,862
Multi-family and commercial mortgages	2,082	2,223
Construction loans	4,090	4,344
Fixed-rate second mortgages	1,099	728
Home equity lines of credit	3,811	3,605
Other loans	1,108	20

Total non-accrual loans	980,818	925,211
Accruing loans delinquent 90 days or more (1)	113,058	97,476

Total non-performing loans	$1,093,876	$1,022,687

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized during the first six months of 2012, if interest on all such loans had been recorded based upon original contract terms amounted to approximately $30.1 million. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

Loans modified in a troubled debt restructuring totaled $83.0 million at June 30, 2012 of which $8.4 million are 30 to 59 days past due, $4.5 million are 60 to 89 days past due and $12.5 million are 90 days or more past due and are included in non-accrual loans. The remaining troubled debt restructurings were current at June 30, 2012 and have complied with the terms of their restructure agreement. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $4.8 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first six months of 2012 for which we ceased accruing interest. At December 31, 2011, loans modified in a troubled debt restructuring totaled $66.5 million of which $7.4 million were 30 to 59 days past due, $4.8 million were 60 to 89 days past due and $11.4 million were 90 days or more past due and are included in non-accrual loans at that date.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our troubled debt restructuring by class as of the date indicated.

	June 30, 2012			December 31, 2011
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(In thousands)

Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	187	$73,092	$68,287	146	$57,336	$53,831
Interest-only	10	5,086	5,638	9	4,970	4,799
Multi-family and commercial mortgages	2	7,911	7,911	2	7,911	7,911
Consumer and other loans	8	1,221	1,195	—	—	—

Total	207	$87,310	$83,031	157	$70,217	$66,541

Upon request and subject to credit review, we will generally agree to a short-term payment plan for certain residential mortgage loan borrowers. Many of these customers are current as to their mortgage payments, but may be anticipating a short-term cash flow need and want to protect their credit history. The extent of these plans is generally limited to no more than a six-month deferral of principal payments. Pursuant to these short-term payment plans, we do not modify mortgage notes, recast legal documents, extend maturities or reduce interest rates. We also do not forgive any interest or principal. These loans have not been classified as troubled debt restructurings since we expect to collect all principal and interest, the deferral period is short and any reduction in the present value of cash flows is due to the insignificant delay in the timing of principal payments. As a result, these restructurings did not meet the requirements in ASU No. 2011-02 to be considered a troubled debt restructuring. The principal balance of loans with payment plans at June 30, 2012 amounted to $4.6 million, including $3.5 million of loans that are current and $1.1 million that are 30 to 59 days past due. There were no loans that were 60 to 89 days past due or non-accrual and 90 days or more past due. The principal balance of loans with payment plans at December 31, 2011 amounted to $28.1 million, including $19.7 million of loans that were current, $2.0 million were 30 to 59 days past due, $3.1 million were 60 to 89 days past due and $3.3 million were 90 days or more past due at that date.

Notes to Unaudited Consolidated Financial Statements

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at the date indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
June 30, 2012

One-to four-family amortizing loans	$68,287	$72,627	$—	$70,186	$1,472
One-to four-family interest-only loans	5,638	5,788	—	5,151	112
Multi-family and commercial mortgages	7,345	10,116	2,771	10,122	242
Construction loans	2,974	4,090	1,116	4,177	—
Consumer and other loans	1,147	1,195	48	1,197	26

Total	$85,391	$93,816	$3,935	$90,833	$1,852

December 31, 2011

One-to four-family amortizing loans	$53,831	$56,876	$—	$55,595	$2,411
One-to four-family interest-only loans	4,799	4,974	—	4,891	159
Multi-family and commercial mortgages	6,548	10,266	3,718	10,294	485
Construction loans	3,622	4,344	722	4,752	—

Total	$68,800	$76,460	$4,440	$75,532	$3,055

The following table presents the activity in our ALL for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Balance at beginning of period	$280,713	$255,283	$273,791	$236,574

Charge-offs	(23,022)	(28,551)	(46,512)	(51,997)

Recoveries	5,210	5,574	10,622	7,729

Net charge-offs	(17,812)	(22,977)	(35,890)	(44,268)

Provision for loan losses	25,000	30,000	50,000	70,000

Balance at end of period	$287,901	$262,306	$287,901	$262,306

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in our ALL by portfolio segment.

	One-to four-	Multi-family
	Family	and Commercial		Consumer and
	Mortgages	Mortgages	Construction	Other Loans	Total
	(In thousands)

Balance at December 31, 2011	$264,922	$4,382	$734	$3,753	$273,791

Provision for loan losses	50,416	(899)	390	93	50,000
Charge-offs	(46,399)	—	—	(113)	(46,512)
Recoveries	10,621	—	—	1	10,622

Net charge-offs	(35,778)	—	—	(112)	(35,890)

Balance at June 30, 2012	$279,560	$3,483	$1,124	$3,734	$287,901

Loan portfolio:
Balance at June 30, 2012
Individually evaluated for impairment	$73,925	$10,116	$4,090	$1,195	$89,326
Collectively evaluated for impairment	27,803,471	27,644	80	263,189	28,094,384
Allowance
Individually evaluated for impairment	$1,720	$2,771	$1,116	$48	$5,655
Collectively evaluated for impairment	277,840	712	8	3,686	282,246

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

We obtain new collateral values by the time a loan becomes 180 days delinquent and then annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $35.9 million for the six months ended June 30, 2012 as compared to $44.3 million for the corresponding period in 2011.

Notes to Unaudited Consolidated Financial Statements

7. Borrowed Funds

Borrowed funds at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012		December 31, 2011
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$800,000	4.53%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,950,000	4.45	6,950,000	4.45

Advances from the FHLB	6,475,000	4.03	8,125,000	3.39

Total borrowed funds	$13,425,000	4.24%	$15,075,000	3.87%

Accrued interest payable	$67,851		$66,252

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)

Repurchase Agreements:
Average balance outstanding during the period	$6,950,000	$9,127,800

Maximum balance outstanding at any month-end during the period	$6,950,000	$14,750,000

Weighted average rate during the period	4.45%	4.37%

FHLB Advances:
Average balance outstanding during the period	$7,344,766	$13,349,342

Maximum balance outstanding at any month-end during the period	$7,875,000	$14,875,000

Weighted average rate during the period	3.71%	3.44%

Notes to Unaudited Consolidated Financial Statements

At June 30, 2012, $7.93 billion of our borrowed funds may be put back to us at the discretion of the lender. The remaining $5.50 billion of borrowed funds at June 30, 2012 are fixed-rate, fixed-maturity borrowings. At June 30, 2012, borrowed funds had scheduled maturities and potential put dates as follows:

	Borrowings by Scheduled		Borrowings by Earlier of Scheduled
	Maturity Date		Maturity or Next Potential Put Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)

2012	$1,250,000	0.90%	$3,925,000	3.28%
2013	—	—	1,325,000	4.69
2014	—	—	3,725,000	4.47
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.37	—	—
2018	700,000	3.65	250,000	3.10
2019	1,725,000	4.62	—	—
2020	3,275,000	4.53	—	—

Total	$13,425,000	4.24%	$13,425,000	4.24%

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets amounted to $154.5 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) in 2006.

We performed a goodwill impairment analysis as of June 30, 2012 with the assistance of an independent third-party valuation firm. We utilized multiple approaches in estimating the fair value of the Company including (i) a comparable transactions approach based on acquisition pricing multiples or ratios recently paid in the sale or merger of relatively comparable banking franchises; (ii) a control premium approach based on the Company’s trading price adjusted by a premium for acquiring control based on control premium data for recent banking sales or mergers; (iii) a public market peers control premium approach based on the trading prices of similar publicly-traded companies as measured by standard valuation multiples or ratios adjusted by a premium for acquiring control based on control premium data for recent banking sales or mergers; and, (iv) a discounted cash flow approach whereby value is determined based on the present value of the sum of the projected dividends and a terminal value in the future.

Based on the results of the goodwill impairment analysis, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during the six months ended June 30, 2012. The estimation of the fair value of the Company requires the use of estimates and assumptions that are subject to a greater degree of uncertainty. In addition, the estimated fair value of the Company is based on, among other things, the market price of our common stock, the change-in-control premiums for recent acquisitions and our projection of net income in future periods. As a result of the current volatility in market and economic conditions, these estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

Notes to Unaudited Consolidated Financial Statements

9. Fair Value Measurements

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at June 30, 2012 and December 31, 2011. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by U.S. government-sponsored entities (the “GSEs”). The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service

Notes to Unaudited Consolidated Financial Statements

and review them for reasonableness. We also own equity securities with a carrying value of $7.5 million at June 30, 2012 and $7.4 million at December 31, 2011 for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

		Fair Value Measurements at June 30, 2012 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)

Available for sale debt securities:
Mortgage-backed securities	$9,309,881	$—	$9,309,881	$—
Corporate debt	410,096	—	410,096	—

Total available for sale debt securities	9,719,977	—	9,719,977	—

Available for sale equity securities:
Financial services industry	$7,494	$7,494	$—	$—

Total available for sale equity securities	7,494	7,494	—	—

Total available for sale securities	$9,727,471	$7,494	$9,719,977	$—

	Fair Value at December 31, 2011 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Available for sale debt securities:
Mortgage-backed securities	$9,170,390	$—	$9,170,390	$—

Total available for sale debt securities	9,170,390	—	9,170,390	—

Available for sale equity securities:
Financial services industry	$7,368	$7,368	$—	$—

Total available for sale equity securities	7,368	7,368	—	—

Total available for sale securities	$9,177,758	$7,368	$9,170,390	$—

Assets that were measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with FASB guidance amounted to $89.3 million and $73.2 million at June 30, 2012 and December 31, 2011, respectively. Based on this evaluation, we established an ALL of $3.9 million and $4.4 million for those respective periods. The provision for loan losses related to these loans amounted to $438,000 and $0 for the first six months of 2012 and 2011, respectively. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs or the present value of the loan’s expected future cash flows. For impaired loans that are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Notes to Unaudited Consolidated Financial Statements

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted of one-to four-family properties and amounted to $40.6 million at both June 30, 2012 and December 31, 2011, respectively. During the first six months of 2012 and the first six months of 2011, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $2.3 million and $1.9 million, respectively. Write downs and net loss on sale related to foreclosed real estate that were charged to non-interest expense amounted to $1.3 million and $2.8 million for those respective periods.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011.

	Fair Value Measurements at June 30, 2012 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
		(In thousands)
Impaired loans	$—	$—	$89,326	$—
Foreclosed real estate	—	—	40,568	(1,331)

	Fair Value Measurements at December 31, 2011 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
		(In thousands)
Impaired loans	$—	$—	$73,240	$(2,280)
Foreclosed real estate	—	—	40,619	(7,461)

The following table provides a reconciliation of assets measured at fair value on a non-recurring basis at June 30, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(In thousands)
	Foreclosed Real Estate	Impaired Loans
Beginning balance at December 31, 2011	$40,619	$73,240
Gain (loss) on sale of foreclosed properties	(1,331)	—
Net transfers in (out)	1,280	16,086

Ending balance at June 30, 2012	$40,568	$89,326

Notes to Unaudited Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012.

	June 30, 2012
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
		(In thousands)
Impaired loans:
One-to four-family mortgages	$75,120	Net Present Value	N/A	0.0%-31.0% (1.9%)
Multi-family, Commercial and Construction mortgages	14,206	Appraisal Value	Adjustment for differences between the comparable sales.	N/A

Foreclosed real estate	40,568	Appraisal Value	Adjustment for differences between the comparable sales.	0.0%-100.0% (12.2%)

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

Notes to Unaudited Consolidated Financial Statements

Off-balance Sheet Financial Instruments

There is no material difference between the fair value and the carrying amounts recognized with respect to our off-balance sheet commitments (Level 3).

Other important elements that are not deemed to be financial assets or liabilities and, therefore, not considered in these estimates include the value of Hudson City’s retail branch delivery system, its existing core deposit base and banking premises and equipment.

The estimated fair values of financial instruments are summarized as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)

Assets:
Cash and due from banks	$130,768	$130,768	$194,029	$194,029
Federal funds sold and other overnight deposits	674,662	674,662	560,051	560,051
Investment securities held to maturity	39,011	45,566	539,011	545,761
Investment securities available for sale	417,590	417,590	7,368	7,368
Federal Home Loan Bank of New York stock	412,717	412,717	510,564	510,564
Mortgage-backed securities held to maturity	3,556,969	3,792,972	4,115,523	4,368,423
Mortgage-backed securities available for sale	9,309,881	9,309,881	9,170,390	9,170,390
Loans	27,983,559	29,733,588	29,137,359	30,935,705

Liabilities:
Deposits	24,644,548	24,844,335	25,507,760	25,707,551
Borrowed funds	13,425,000	15,757,692	15,075,000	17,428,484

10. Postretirement Benefit Plans

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

Notes to Unaudited Consolidated Financial Statements

The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended June 30,
	Retirement Plans		Other Benefits
	2012	2011	2012	2011
	(In thousands)

Service cost	$1,298	$1,123	$307	$250
Interest cost	2,149	2,190	573	646
Expected return on assets	(3,007)	(3,080)	—	—
Amortization of:
Net loss	1,382	945	306	332
Unrecognized prior service cost	90	87	(391)	(391)

Net periodic benefit cost	$1,912	$1,265	$795	$837

	For the Six Months Ended June 30,
	Retirement Plans		Other Benefits
	2012	2011	2012	2011
	(In thousands)

Service cost	$2,596	$2,246	$614	$501
Interest cost	4,298	4,380	1,146	1,292
Expected return on assets	(6,014)	(6,160)	—	—
Amortization of:
Net loss	2,764	1,890	612	664
Unrecognized prior service cost	180	174	(782)	(783)

Net periodic benefit cost	$3,824	$2,530	$1,590	$1,675

We made no contributions to the pension plans during the first six months of 2012 or 2011.

Notes to Unaudited Consolidated Financial Statements

11. Stock-Based Compensation

Stock Option Plans

A summary of the changes in outstanding stock options is as follows:

	For the Six Months Ended June 30,
	2012		2011
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	28,825,986	$12.77	28,129,885	$12.68
Granted	—	—	1,567,119	9.53
Exercised	(624,058)	5.51	(6,412)	5.96
Forfeited	(17,100)	9.50	(7,500)	12.76

Outstanding at end of period	28,184,828	$12.93	29,683,092	$12.51

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 SIP”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the 2006 SIP. Grants of stock options made through December 31, 2010 pursuant to the 2006 SIP amounted to 23,120,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 6,067,500 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 17,052,500 shares have vesting periods ranging from two to three years if certain financial performance measures are met. The financial performance measures for each of these awards, other than the performance stock options granted in 2010 (“2010 grants”), have either been met, or are considered, subject to review and verification of the Committee, probable to be met, so we have recorded compensation expenses for these awards accordingly. The Company has determined that it is more than likely that one of the two performance measures related to the 2010 option grants will not be met. As a result, the Company expects that half of the 2010 option grants will vest and the expense for these options has been adjusted accordingly.

In April 2011, our shareholders approved the Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan (the “2011 SIP”) authorizing us to grant up to 28,750,000 shares of common stock including the 2,070,000 shares remaining under the 2006 SIP. During 2011, the Committee authorized stock option grants (the “2011 option grants”) pursuant to the 2011 SIP for 1,618,932 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 1,308,513 will vest between April 2014 and July 2014 if certain financial performance measures are met and employment continues through the vesting date (the “2011 Performance Options”). The remaining 310,419 options vested in April 2012. The 2011 option grants have an expiration period of ten years. We have determined that it is probable these performance measures for the 2011 Performance Options will be met and have recorded compensation expense for the those grants accordingly.

Compensation expense related to our outstanding stock options amounted to $405,000 and $2.3 million for the three months ended June 30, 2012 and 2011, respectively and $1.0 million and $4.5 million, for the six months ended June 30, 2012 and 2011, respectively.

Notes to Unaudited Consolidated Financial Statements

Stock Awards

During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the 2006 SIP for 847,750 shares of our common stock. These shares were issued from treasury stock and were scheduled to vest in annual installments over a three-year period if certain performance measures were met and employment continued through the vesting date. These performance measures were met and we recorded compensation expense for the 2009 stock awards over the vesting period based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the “2010 stock awards”) pursuant to the 2006 SIP for 18,000 shares of our common stock. Expense for the 2010 stock awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12. Total compensation expense for stock awards amounted to $19,675 and $870,000 for the three months ended June 30, 2012 and 2011, respectively, and $39,350 and $1.7 million, for the six months ended June 30, 2012 and 2011, respectively.

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

Stock unit awards were made in 2012 (the “2012 stock unit awards”) pursuant to the 2011 SIP for a total of $10.5 million, or stock units of 1,396,869 shares. 2012 stock unit awards to employees vest if service continues through the third anniversary of the awards and certain financial performance measures are met. The 2012 stock unit awards include stock units of 791,409 shares that will be settled, if vested, in shares of our common stock on the third and sixth anniversaries of the awards. The 2012 stock unit awards also included variable performance stock units (“VPUs”) of 530,133 shares which will be settled, if vested, in shares of our common stock on the third anniversary of the awards. The percentage of VPUs that will vest will be determined by ranking the total shareholder return of the Company’s common stock over the performance period against the total shareholder return of a peer group of 50 companies and also on return on tangible equity measures. Based on the level of performance, between 0% and 150% of the VPUs may vest. The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized regardless of whether the market conditions are met.

Notes to Unaudited Consolidated Financial Statements

The fair value of the VPUs was estimated as of the date of grant using the Monte Carlo simulation model, which utilized multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award as follows:

2012 VPUs
HCBK closing price	$7.32
Expected volatility	35.56%
Risk-free interest rate	0.40%
Remaining term (in years)	2.75
Fair value of options granted	$7.85

The expected volatility assumption was calculated based on the weighting of our historical and rolling volatility for the expected term of the option grants. The risk-free interest rate was determined by reference to the continuously compounded yield on Treasury obligations for the expected term.

The remaining 75,327 stock unit awards will vest in April 2013. Expense for the stock unit awards is recognized over their vesting period and is based on the fair value of our common stock on each stock unit grant date, based on quoted market prices. Total compensation expense for stock unit awards amounted to $1.8 million and $914,000 for the three months ended June 30, 2012 and 2011, respectively, and $2.7 million and $976,000 for the six months ended June 30, 2012 and 2011, respectively.

12. Recent Accounting Pronouncements

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

Notes to Unaudited Consolidated Financial Statements

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

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During the first six months of 2012, we continued to focus on our traditional consumer-oriented business model through the origination of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. Market interest rates remained at historically low levels during 2011 and during the first half of 2012 and, as a result, we continued to reduce the size of our balance sheet. We intend to restrain any future growth until the yields available on mortgage-related assets increase and make growth more profitable.

The extraordinarily low market interest rates combined with the GSEs participation in the mortgage market make it difficult for us to profitably grow our business in the same manner as we have in the past. Accordingly, we have been developing a variety of strategies to help us adapt to the new environment in which we operate. One of those strategies is to extend our core mortgage lending business by diversifying our loan production channels and revenue sources. We have been a residential mortgage lender since our inception in 1868. Historically, we have kept all of our loans on our balance sheet. While we will continue to offer loans to keep in our portfolio, we will also begin to offer residential mortgage loans that are eligible for sale in the secondary market. We may either retain or release servicing on these loans. We believe this will enable us to offer rates that are typically lower than we can offer for a portfolio product and capture more customer relationships.

Another strategy is to add commercial mortgage loans to our balance sheet. These mortgages will be on properties in our existing market. Initially, we intend to participate in syndicated commercial real estate and multi-family mortgage loans as we build the capacity to grow organically in this market through originations. These types of loans are typically shorter-term than our residential mortgages and therefore help to balance our interest rate and liquidity risk profile. In addition, we can offer commercial real estate customers deposit products that we believe will strengthen relationships and increase the amount and types of deposit accounts on our balance sheet.

These initiatives are a natural extension of our business and we expect to implement such initiatives in 2013. They will require the addition of staff, including business unit leaders, as well as the enhancement of existing systems. However, we do not expect that these costs will have a material impact on our results of operations in 2012.

The FRB recently issued notices of proposed rulemaking that will subject all savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements. These proposed rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and revise the FRB’s rules for calculating risk-weighted assets to enhance their risk sensitivity. The proposed rules provide for various phase-in periods over the next several years. We are continuing to review the impact the Reform Act, Basel III and the related proposed rule-making will have on our business, financial condition and results of operations.

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

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that the economy has been expanding moderately during the first six months of 2012. However, growth in employment has slowed in recent months, and the unemployment rate remains at elevated levels. The FOMC noted that business fixed investment has continued to expand and household spending appears to be rising at a slower pace than earlier in the year while the housing sector remains depressed. The national unemployment rate was 8.2% during June 2012 representing a slight decline from 8.5% in December 2011. The FOMC decided to maintain the overnight lending rate at zero to 0.25% during the second quarter of 2012. As a result, market interest rates have remained at low levels, and consequently, the yields on our mortgage-related assets have decreased during the first six months of 2012.

In addition, the Federal Reserve program “Operation Twist”, which was set to expire at the end of June, has been extended until the end of the year. This program consists of the purchase of Treasury securities with remaining maturities of 6 to 30 years funded by the sale of an equal amount of Treasury securities with remaining maturities of 3 years or less. The extension of this program will continue to put downward pressure on longer-term interest rates.

Net interest income decreased $48.6 million, or 17.8%, to $224.3 million for the second quarter of 2012 as compared to $272.9 million for the second quarter of 2011. Our interest rate spread decreased slightly to 1.91% for the second quarter of 2012 as compared to 1.95% for the first quarter of 2012 and 1.94% for the second quarter of 2011. Our net interest margin was 2.12% for the second quarter of 2012 as compared to 2.15% for the linked first quarter of 2012 and 2.14% for the second quarter of 2011. The decrease in net interest income also reflects the overall decrease in interest-earning assets and interest-bearing liabilities as a result of the Transactions.

Net interest income decreased $70.9 million, or 13.4%, to $458.4 million for the first six months of 2012 as compared to $529.3 million for the first six months of 2011. Our interest rate spread increased 23 basis points to 1.94% for the six months ended June 30, 2012 as compared to 1.71% for the six months ended June 30, 2011. Our net interest margin increased 21 basis points to 2.13% as compared to 1.92% for the those same respective periods. The increase in our interest rate spread and net interest margin for the first six months of 2012 is primarily due to the effects of the Transactions.

Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. In addition, over the past few years, we have faced increased competition for mortgage loans due to unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis. The GSEs involvement is also an attempt to provide stimulus to the housing markets and has caused the interest rates for the thirty year fixed rate mortgage loans that conform to the GSEs’ guidelines for purchase to remain low. We originate such conforming loans and retain them in our portfolio. Further, the FOMC has decided to maintain the overnight lending rate at the current level of zero to 0.25% through late 2014 if recent economic conditions continue. We expect this adverse environment for portfolio lending to continue, with the likely result that we will continue to experience compression of our net interest margin. We expect that this compression in net interest margin, along with the reduction in the size of our balance sheet from the Transactions, will result in a reduction of net interest income for the remainder of 2012.

The provision for loan losses amounted to $25.0 million and $50.0 million for the three and six month periods ended June 30, 2012 as compared to $30.0 million and $70.0 million for the three and six month periods ended June 30, 2011. The decrease in our provision for loan losses during the second quarter of 2012 as compared to the same period in 2011 was due primarily to the overall declining trends in net charge-offs since September 30, 2010 and in the size of the loan portfolio since June 30, 2010. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, amounted to $1.09 billion at June 30, 2012 compared with $1.02 billion at December 31, 2011. The ratio of non-performing loans to total loans was 3.88% at June 30, 2012 compared with 3.48% at December 31, 2011. The highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers have resulted in greater bank regulatory, court and state attorney general scrutiny. As a result, our foreclosure process and the time to complete a foreclosure have been delayed. We are now experiencing a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries.

Total non-interest income was $2.9 million for the second quarter of 2012 as compared to $2.7 million for the same quarter in 2011. Non-interest income for the second quarter of 2012 is primarily made up of service fees and charges on deposit and loan accounts.

Total non-interest income was $5.7 million for the first six months of 2012 as compared to $107.9 million for the same period in 2011. Included in non-interest income for the first six months of 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of $9.04 billion of securities available-for-sale. Substantially all of the proceeds from the sale of securities were used to pay off borrowings in the Restructuring Transaction. There were no securities sales for the six months ended June 30, 2012.

Total non-interest expense amounted to $83.6 million for the second quarter of 2012 as compared to $85.8 million for the second quarter of 2011. This decrease was due primarily to a $5.5 million decrease in Federal deposit insurance expense partially offset by increases of $512,000 in compensation and employee benefit costs, $513,000 in occupancy expense, and $2.2 million increase in other expense.

Total non-interest expense amounted to $175.2 million for the six months ended June 30, 2012 as compared to $1.33 billion for the six months ended June 30, 2011. Included in total non-interest expense for the first six months of 2011 was a $1.17 billion loss on the extinguishment of debt related to the Restructuring Transaction.

Net loans amounted to $27.98 billion at June 30, 2012 as compared to $29.14 billion at December 31, 2011. During the first six months of 2012, our loan production amounted to $2.53 billion as compared to $2.99 billion for the six months ended June 30, 2011. Loan production was offset by principal repayments of $3.59 billion in the first six months of 2012, as compared to principal repayments of $3.46 billion for the first six months of 2011.

Total mortgage-backed securities decreased $419.1 million to $12.87 billion at June 30, 2012 from $13.29 billion at December 31, 2011. The decrease in mortgage-backed securities reflected repayments of $1.74 billion, partially offset by purchases of $1.32 billion of mortgage-backed securities issued by GSEs.

Investment securities decreased $89.8 million to $456.6 million at June 30, 2012 from $546.4 million at December 31, 2011 due to calls of $500.0 million during the six months ended June 30, 2012. The proceeds from these calls were used to purchase $407.8 million of corporate bonds.

Total deposits amounted to $24.64 billion at June 30, 2012 as compared to $25.51 billion at December 31, 2011. The decrease in deposits was due to planned reductions in our deposit rates to curtail deposit growth at this time of excess liquidity and limited investment opportunities.

Borrowings amounted to $13.43 billion at June 30, 2012 as compared to $15.08 billion at December 31, 2011. The decrease in borrowings was due to the maturity of short-term borrowings utilized as part of the Restructuring Transaction.

The Bank is currently subject to the Bank MOU. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, that will enable us to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we agreed to develop a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program.

The Company is currently subject to the Company MOU. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders, (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year and (c) submit a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB. These agreements will remain in effect until modified or terminated by the OCC (with respect to the Bank MOU) and the FRB (with respect to the Company MOU).

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets decreased $1.77 billion, or 3.9%, to $43.59 billion at June 30, 2012 from $45.36 billion at December 31, 2011. The decrease in total assets reflected a $1.16 billion decrease in net loans, a $419.1 million decrease in total mortgage-backed securities, a $97.8 million decrease in FHLB stock and an $89.8 million decrease in investment securities.

Net loans amounted to $27.98 billion at June 30, 2012 as compared to $29.14 billion at December 31, 2011. During the first six months of 2012, our loan production amounted to $2.53 billion as compared to $2.99 billion for the same period in 2011. For the first six months of 2012, loan production was offset by principal repayments of $3.59 billion, as compared to principal repayments of $3.46 billion for the first six months of 2011.

Loan production declined during the first six months of 2012 due to a decline in loan originations which reflects our low appetite for adding long-term fixed rate loans to our portfolio in the current low market interest rate environment. The decrease in net loans was also due to continued elevated levels of refinancing activity caused by low market interest rates.

Our first mortgage loan production during the first six months of 2012 was substantially all in one- to four-family mortgage loans. Approximately 58.9% of mortgage loan originations for the first six months of 2012 were variable-rate loans as compared to approximately 41.0% for the corresponding period in 2011. Fixed-rate mortgage loans accounted for 64.3% of our first mortgage loan portfolio at June 30, 2012 as compared to 66.8% at December 31, 2011.

Our ALL amounted to $287.9 million at June 30, 2012 and $273.8 million at December 31, 2011. Non-performing loans amounted to $1.09 billion, or 3.88%, of total loans at June 30, 2012 as compared to $1.02 billion, or 3.48% of total loans at December 31, 2011.

Total mortgage-backed securities decreased $419.1 million to $12.87 billion at June 30, 2012 from $13.29 billion at December 31, 2011. The decrease in mortgage-backed securities reflected repayments of $1.74 billion, partially offset by purchases of $1.32 billion of mortgage-backed securities issued by GSEs. At June 30, 2012, variable-rate mortgage-backed securities accounted for 85.2% of our portfolio compared with 84.1% at December 31, 2011.

Total investment securities decreased $89.8 million, or 16.4%, to $456.6 million at June 30, 2012 as compared to $546.4 million at December 31, 2011. The decrease in investment securities is primarily due to calls of $500.0 million of investment securities partially offset by the purchase of corporate bonds in the amount of $407.8 million.

Federal Home Loan Bank of New York (“FHLB”) stock decreased $97.9 million to $412.7 million at June 30, 2012 as compared to $510.6 million at December 31, 2011. The decrease in the balance of FHLB stock was primarily due to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Total cash and cash equivalents increased $51.3 million to $805.4 million at June 30, 2012 as compared to $754.1 million at December 31, 2011. Other assets decreased $40.0 million to $689.2 million at June 30, 2012 from $729.2 million at December 31, 2011. The decrease in other assets is due to a decrease in current and deferred taxes of $40.9 million primarily due to accrued tax expense related to earnings during the first six months of 2012.

Total liabilities decreased $1.87 billion, or 4.6%, to $38.93 billion at June 30, 2012 from $40.80 billion at December 31, 2011. The decrease in total liabilities primarily reflected a $1.65 billion decrease in borrowed funds and a decrease in total deposits of $863.2 million.

Total deposits decreased $863.2 million, or 3.4%, to $24.64 billion at June 30, 2012 from $25.51 billion at December 31, 2011. The decrease in total deposits reflected a $932.7 million decrease in our money market accounts and a decrease of $239.0 million in our time deposits, partially offset by an increase in interest-bearing transaction and savings accounts of $250.6 million and $45.0 million, respectively. The decrease in our money market and time deposit accounts is primarily due to planned reductions in our deposit rates to curtail deposit growth at this time of excess liquidity and limited investment opportunities. We had 135 branches at both June 30, 2012 and December 31, 2011.

Borrowings decreased $1.65 billion, or 10.9%, to $13.43 billion at June 30, 2012 as compared to $15.08 billion at December 31, 2011. The decrease in borrowings was due to the maturity of short-term borrowings utilized as part of the Restructuring Transaction.

At June 30, 2012 and December 31, 2011 borrowings consisted of the following:

	June 30, 2012		December 31, 2011
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)

Structured borrowings:
Quarterly put option	$3,325,000	4.40%	$3,325,000	4.40%
One-time put option	4,600,000	4.52	4,600,000	4.52

	7,925,000	4.47	7,925,000	4.47

Fixed-rate/fixed-maturity borrowings	5,500,000	3.92	7,150,000	3.21

Total borrowed funds	$13,425,000	4.24%	$15,075,000	3.87%

At June 30, 2012, we had $2.68 billion of borrowed funds with put dates within one year. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points.

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

Due to brokers was $629.1 million at June 30, 2012 as compared to $0 at December 31, 2011. This increase represents securities purchased in the second quarter of 2012 with settlement dates in the third quarter of 2012.

Other liabilities increased $15.4 million to $228.1 million at June 30, 2012 from $212.7 million at December 31, 2011 due primarily to an increase in accrued FDIC assessments.

Total shareholders’ equity increased $104.0 million to $4.66 billion at June 30, 2012 from $4.56 billion at December 31, 2011. The increase was primarily due to net income of $145.3 million for the six months ended June 30, 2012 and an increase in accumulated other comprehensive income of $26.6 million. The increase was partially offset by cash dividends paid to common shareholders of $79.4 million.

Accumulated other comprehensive income amounted to $66.3 million at June 30, 2012 and included a $114.2 million after-tax net unrealized gain on securities available for sale ($193.1 million pre-tax), partially offset by a $47.9 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. The accumulated other comprehensive income of $39.7 million at December 31, 2011 included an $89.3 million after-tax net unrealized gain on securities available for sale ($150.9 million pre-tax), partially offset by a $49.6 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans.

As of June 30, 2012, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the first six months of 2012 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. During the first six months of 2012, 62,579 shares were surrendered by employees for withholding taxes related to vesting stock awards. At June 30, 2012, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At June 30, 2012, our shareholders’ equity to asset ratio was 10.70% compared with 10.05% at December 31, 2011. The ratio of average shareholders’ equity to average assets was 10.49% for the six months ended June 30, 2012 as compared to 9.09% for the six months ended June 30, 2011. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.39 at June 30, 2012 and $9.20 at December 31, 2011. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.08 as of June 30, 2012 and $8.89 at December 31, 2011.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2012 and 2011

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended June 30, 2012 and 2011. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$27,964,835	$336,026	4.81%	$29,845,530	$380,375	5.10%
Consumer and other loans	275,188	3,220	4.68	313,139	4,077	5.21
Federal funds sold and other overnight deposits	740,488	438	0.24	480,382	707	0.29
Mortgage-backed securities at amortized cost	12,272,475	82,691	2.70	15,427,817	125,176	3.25
Federal Home Loan Bank stock	434,659	5,536	5.09	788,405	9,632	4.89
Investment securities, at amortized cost	413,945	2,750	2.66	3,919,585	32,765	3.34

Total interest-earning assets	42,101,590	430,661	4.09	50,774,858	552,732	4.35

Noninterest-earnings assets (4)	1,496,313			1,390,039

Total Assets	$43,597,903			$52,164,897

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$908,233	751	0.33	$867,141	1,399	0.65
Interest-bearing transaction accounts	2,165,699	3,323	0.62	2,016,548	4,013	0.80
Money market accounts	7,772,634	9,178	0.47	7,914,933	20,689	1.05
Time deposits	13,363,531	48,390	1.46	14,169,657	58,259	1.65

Total interest-bearing deposits	24,210,097	61,642	1.02	24,968,279	84,360	1.36

Repurchase agreements	6,950,000	78,016	4.51	7,720,330	86,795	4.51
Federal Home Loan Bank of New York advances	6,920,055	66,750	3.88	13,881,044	108,668	3.14

Total borrowed funds	13,870,055	144,766	4.20	21,601,374	195,463	3.63

Total interest-bearing liabilities	38,080,152	206,408	2.18	46,569,653	279,823	2.41

Noninterest-bearing liabilities:
Noninterest-bearing deposits	605,116			577,051
Other noninterest-bearing liabilities	243,351			216,418

Total noninterest-bearing liabilities	848,467			793,469

Total liabilities	38,928,619			47,363,122
Shareholders’ equity	4,669,284			4,801,775

Total Liabilities and Shareholders’ Equity	$43,597,903			$52,164,897

Net interest income/net interest rate spread (2)		$224,253	1.91		$272,909	1.94

Net interest-earning assets/net interest margin (3)	$4,021,438		2.12%	$4,205,205		2.14%

Ratio of interest-earning assets to interest-bearing liabilities			1.11x			1.09x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $121.4 million and $133.0 million for the quarters ended June 30, 2012 and 2011, respectively.

General. Net income was $72.3 million for the second quarter of 2012 as compared to a $96.0 million for the second quarter of 2011. Both basic and diluted earnings per common share were $0.15 for the second quarter of 2012 as compared to basic and diluted earnings per share of $0.19 for the second quarter of 2011. For the second quarter of 2012, our annualized return on average shareholders’ equity was 6.19%, compared with 8.00% for the corresponding period in 2011. Our annualized return on average assets for the second quarter of 2012 was 0.66% as compared to 0.74% for the second quarter of 2011. The decrease in the annualized return on average equity and assets is primarily due to the decrease in net income during the second quarter of 2012.

Interest and Dividend Income. Total interest and dividend income for the second quarter of 2012 decreased $122.0 million, or 22.1%, to $430.7 million from $552.7 million for the second quarter of 2011. The decrease in total interest and dividend income was primarily due to a decrease in the average balance of total interest-earning assets of $8.67 billion, or 17.1%, to $42.10 billion for the second quarter of 2012 as compared to $50.77 billion for the second quarter of 2011. The decrease in total interest and dividend income was also due to a decrease of 26 basis points in the annualized weighted-average yield on total interest-earning assets to 4.09% for the second quarter of 2012 from 4.35% for the second quarter in 2011. The decrease in the average balance of total interest-earning assets was due primarily to the effects of the debt extinguishments in the fourth quarter of 2011.

Interest on first mortgage loans decreased $44.4 million, or 11.7% to $336.0 million for the second quarter of 2012 from $380.4 million for the second quarter of 2011. This was primarily due to a $1.89 billion decrease in the average balance of first mortgage loans to $27.96 billion for the second quarter of 2012 from $29.85 billion for the same quarter in 2011. The decrease in interest income on mortgage loans was also due to a 29 basis point decrease in the weighted-average yield to 4.81% for the second quarter of 2012 from 5.10% for the second quarter of 2011.

The decrease in the average yields earned during the quarter ended June 30, 2012 was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the average balance of our first mortgage loans to decline during the second quarter of 2012.

Interest on consumer and other loans decreased $857,000 to $3.2 million for the second quarter of 2012 from $4.1 million for the second quarter of 2011. The average balance of consumer and other loans decreased $37.9 million to $275.2 million for the second quarter of 2012 from $313.1 million for the second quarter of 2011 and the average yield earned decreased 53 basis points to 4.68% from 5.21% for the respective periods.

Interest on mortgage-backed securities decreased $42.5 million, or 34.0%, to $82.7 million for the second quarter of 2012 from $125.2 million for the second quarter of 2011. This decrease was due primarily to a $3.16 billion decrease in the average balance of mortgage-backed securities to $12.27 billion during the second quarter of 2012 from $15.43 billion for the second quarter of 2011. The decrease in the average balance was due primarily to principal repayments. The decrease in interest on mortgage-backed securities was also due to a 55 basis point decrease in the weighted-average yield to 2.70% for the second quarter of 2012 from 3.25% for the second quarter of 2011. The decrease in the weighted-average yield is a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this continued low interest rate environment.

Interest on investment securities decreased $30.0 million to $2.8 million for the second quarter of 2012 as compared to $32.8 million for the second quarter of 2011. This decrease was due primarily to a $3.51 billion decrease in the average balance of investment securities to $413.9 million for the second quarter of 2012 from $3.92 billion for the second quarter of 2011. In addition, the average yield of investment securities decreased 68 basis points to 2.66% for the second quarter of 2012 from 3.34% for the second quarter of 2011. The decrease in the average balance is due primarily to calls of $3.4 billion of investment securities during 2011.

Dividends on Federal Home Loan Bank of New York (“FHLB”) stock decreased $4.1 million, or 42.7%, to $5.5 million for the second quarter of 2012 from $9.6 million for the second quarter of 2011. This decrease was due primarily to a $353.7 million decrease in the average balance of FHLB stock to $434.7 million for the second quarter of 2012 from $788.4 million for the second quarter of 2011. The effect of the decrease was partially offset by a 20 basis point increase in the average dividend yield earned to 5.09% for the second quarter of 2012 as compared to 4.89% for the second quarter of 2011. The decrease in the average balance of FHLB stock was primarily due to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Interest on Federal funds sold amounted to $438,000 for the second quarter of 2012 as compared to $707,000 for the second quarter of 2011. The average balance of Federal funds sold amounted to $740.5 million for the second quarter of 2012 as compared to $480.4 million for the second quarter of 2011. The yield earned on Federal funds sold was 0.24% for the 2012 second quarter and 0.29% for the 2011 second quarter.

Interest Expense. Total interest expense for the quarter ended June 30, 2012 decreased $73.4 million, or 26.2%, to $206.4 million from $279.8 million for the quarter ended June 30, 2011. This decrease was primarily due to an $8.49 billion, or 18.2%, decrease in the average balance of total interest-bearing liabilities to $38.08 billion for the quarter ended June 30, 2012 compared with $46.57 billion for the second quarter of 2011. The decrease was also due to a 23 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 2.18% for the quarter ended June 30, 2012 compared with 2.41% for the quarter ended June 30, 2011. The decrease in the average balance of total interest-bearing liabilities was due primarily to the effects of the debt extinguishments in the fourth quarter of 2011 as well as $7.70 billion of borrowings that matured during the second half of 2011 and the first six months of 2012.

Interest expense on our time deposit accounts decreased $9.9 million to $48.4 million for the second quarter of 2012 from $58.3 million for the second quarter of 2011. This decrease in interest expense on time deposits was due to a 19 basis point decrease in the annualized weighted-average cost to 1.46% for the second quarter of 2012 compared with 1.65% for the second quarter of 2011 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was also due to an $806.1 million decrease in the average balance of time deposit accounts to $13.36 billion for the second quarter of 2012 from $14.17 billion for the second quarter of 2011 as a portion of our maturing time deposits transferred to our money market accounts. In addition, the decline in the average balance of our time deposits also reflects our decision to lower deposit rates to restrain deposit growth. The shift to our money market accounts is due to a competitive rate offered on these accounts.

Interest expense on money market accounts decreased $11.5 million to $9.2 million for the second quarter of 2012 from $20.7 million for the same period in 2011. This decrease was due to a decrease in the annualized weighted-average cost of 58 basis points to 0.47% for the second quarter of 2012 from 1.05% for the second quarter of 2011. In addition, the average balance of money market accounts decreased $142.3 million to $7.77 billion for the second quarter of 2012 as compared to $7.91 billion for the second quarter of 2011. Interest expense on our interest-bearing transaction accounts decreased $690,000 to $3.3 million for the second quarter of 2012 from $4.0 million for the same period in 2011. The decrease is due to an 18 basis point decrease in the annualized weighted-average cost to 0.62%, partially offset by a $149.2 million increase in the average balance to $2.17 billion for the second quarter of 2012 as compared to $2.02 billion for the second quarter of 2011.

The decrease in the average cost of deposits for the first six months of 2012 reflected lower market interest rates and our decision to lower deposit rates to restrain deposit growth. At June 30, 2012, time deposits scheduled to mature within one year totaled $8.30 billion with an average cost of 1.08%. These time deposits are scheduled to mature as follows: $3.25 billion with an average cost of 0.88% in the third quarter of 2012, $2.34 billion with an average cost of 1.21% in the fourth quarter of 2012, $1.41 billion with an average cost of 1.27% in the first quarter of 2013 and $1.30 billion with an average cost of 1.15% in the second quarter of 2013. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

Interest expense on borrowed funds decreased $50.7 million to $144.8 million for the second quarter of 2012 from $195.5 million for the second quarter of 2011. This decrease was due to a $7.73 billion decrease in the average balance of borrowed funds to $13.87 billion for the second quarter of 2012 from $21.60 billion for the second quarter of 2011. This decrease was partially offset by a 57 basis point increase in the weighted-average cost of borrowed funds to 4.20% for the second quarter of 2012 as compared to 3.63% for the second quarter of 2011. The decrease in the average balance was primarily due to the effects of the debt extinguishments in the fourth quarter of 2011. The increase in the weighted-average cost of borrowed funds was due to the maturity of short-term borrowings that were used to fund a portion of the debt extinguishments in the Restructuring Transaction.

Borrowings amounted to $13.43 billion at June 30, 2012 with an average cost of 4.24%. Borrowings scheduled to mature over the next 12 months are as follows: $750.0 million with an average cost of 0.85% in the third quarter of 2012, $500.0 million with an average cost of 0.98% in the fourth quarter of 2012 and there are no scheduled maturities for the first or second quarters of 2013.

At June 30, 2012 we had $2.68 billion of borrowings with put dates within one year. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. See “Liquidity and Capital Resources.”

Net Interest Income. Net interest income decreased $48.6 million, or 17.8%, to $224.3 million for the second quarter of 2012 from $272.9 million for the second quarter of 2011. Our interest rate spread decreased slightly to 1.91% for the second quarter of 2012 as compared to 1.95% for the first quarter of 2012 and 1.94% for the second quarter of 2011. Our net interest margin was 2.12% for the second quarter of 2012 as compared to 2.15% for the linked first quarter of 2012 and 2.14% for the second quarter of 2011. The decrease in net interest income reflects the overall decrease in interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses amounted to $25.0 million for the quarter ended June 30, 2012 as compared to $30.0 million for the quarter ended June 30, 2011. The ALL amounted to $287.9 million at June 30, 2012 and $273.8 million at December 31, 2011. The decrease in the provision for loan losses for the quarter ended June 30, 2012 is due primarily to the overall declining trends in net charge-offs since September 30, 2010 and in the size of the loan portfolio since June 30, 2010. These factors were tempered by the continued decline in home prices, although at a slower rate than during the recent recessionary cycle, continued elevated levels of unemployment and the continued growth of non-performing loans. We recorded our provision for loan losses during the first six months of 2012 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. The average LTV ratio for our 2012 first mortgage loan originations and our total first mortgage loan portfolio were 59.4% and 59.5%, respectively, using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the second quarter of 2012, we concluded that home values in our lending markets continued to decline from 2011 levels, as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market.

Economic conditions have improved but at a slower pace than anticipated during the first six months of 2012. Home sale activity and real estate valuations remained at reduced levels during the second quarter of 2012 and unemployment, while improving, remained at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $1.09 billion at June 30, 2012 as compared to $1.02 billion at December 31, 2011 and $914.2 million at June 30, 2011. Non-performing loans at June 30, 2012 included $1.08 billion of one- to four-family first mortgage loans as compared to $1.01 billion at December 31, 2011. The ratio of non-performing loans to total loans was 3.88% at June 30, 2012 compared with 3.48% at December 31, 2011 and 3.01% at June 30, 2011. Loans delinquent 30 to 59 days amounted to $409.7 million at June 30, 2012 as compared to $427.2 million at December 31, 2011 and $408.5 million at June 30, 2011. Loans delinquent 60 to 89 days amounted to $190.2 million at June 30, 2012 as compared to $187.4 million at December 31, 2011 and $170.4 million at June 30, 2011. Foreclosed real estate amounted to $40.6 million at both June 30, 2012 and December 31, 2011 and $38.4 million at June 2011. Total early stage delinquencies (loans 30 to 89 days past due) decreased $14.7 million to $599.9 million at June 30, 2012 from $614.6 million at December 31, 2011 and increased $21.0 million from $578.9 million at June 30, 2011. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values in recent years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios at origination have helped to moderate our charge-offs.

At June 30, 2012, the ratio of the ALL to non-performing loans was 26.32% as compared to 26.77% at December 31, 2011 and 28.69% at June 30, 2011. The ratio of the ALL to total loans was 1.02% at June 30, 2012 as compared to 0.93% at December 31, 2011 and 0.86% at June 30, 2011. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL

Since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as that is not a business we have actively pursued.

We generally obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs amounted to $23.0 million for the second quarter of 2012 as compared to $23.5 million for the first quarter of 2012 and $28.6 million for the second quarter of 2011. Recoveries of amounts previously charged-off amounted to $5.2 million for the second quarter of 2012 as compared to $5.4 million for the first quarter of 2012 and $5.6 million for the second quarter of 2011. Write-downs and net losses on the sale of foreclosed real estate amounted to $1.3 million for the first six months of 2012 as compared to $3.7 million for the first six months of 2011. The results of our reappraisal process and our recent charge-off history are considered in the determination of the ALL.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at June 30, 2012, 82.4% of our loan portfolio and 77.5% of our non-performing loans are located in the New York metropolitan area. We generally obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We generally obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 15.3% at June 30, 2012 compared to 13.5% at December 31, 2011.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we increased certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during the first six months of 2012. The recent adjustment to our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at June 30, 2012 was approximately 60%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was approximately 75% at June 30, 2012. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 77.5% of our non-performing loans were located at June 30, 2012, by approximately 26% from the peak of the market in 2006 through January 2012 and by 33% nationwide during that period. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $17.8 million for the second quarter of 2012 as compared to net charge-offs of $23.0 million for the corresponding period in 2011. Net charge-offs as a percentage of average loans was 0.25% for the quarter ended June 30, 2012 as compared to 0.30% for the quarter ended June 30, 2011. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. Due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and our foreclosure process and timing to completion of foreclosures may be further delayed. If real estate prices do not improve or continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

At June 30, 2012 and December 31, 2011, commercial and construction loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $14.2 million and $14.6 million, respectively. Based on this evaluation, we established an ALL of $3.9 million for loans classified as impaired at June 30, 2012 compared to $4.4 million at December 31, 2011.

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

Non-Interest Income. Total non-interest income was $2.9 million for the second quarter of 2012 as compared to $2.7 million for the same quarter in 2011. Non-interest income is primarily made up of service fees and charges on deposit and loan accounts.

Non-Interest Expense. Total non-interest expense amounted to $83.6 million for the second quarter of 2012 as compared to $85.8 million for the same period in 2011. This decrease was due primarily to a $5.5 million decrease in Federal deposit insurance expense partially offset by increases of $512,000 in compensation and employee benefit costs, $513,000 in occupancy expense, and $2.2 million in other expense.

Compensation and employee benefit costs increased $512,000, or 1.7%, to $30.4 million for the second quarter of 2012 as compared to $29.9 million for the same period in 2011. The increase in compensation costs is primarily due to increases of $1.4 million in compensation costs and $612,000 in pension expense. The increase in compensation costs was due primarily to additional full time equivalent employees as well as normal salary increases. The increase in pension expense is due primarily to the discount rate and other actuarial assumptions used in determining pension expense. These increases were partially offset by a $1.6 million decrease in expense related to our stock benefit plans due primarily to a decrease in the price of our stock. At June 30, 2012, we had 1,599 full-time equivalent employees as compared to 1,586 at December 31, 2011 and 1,577 at June 30, 2011.

Federal deposit insurance expense decreased $5.5 million, or 16.6%, to $27.7 million for the second quarter of 2012 from $33.2 million for the second quarter of 2011. This decrease was due primarily to the reduction in the size of our balance sheet as a result of the Transactions.

Included in other expense for the second quarter of 2012 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate of $202,000 as compared to $2.1 million for the second quarter of 2011 and professional fees of $7.0 million as compared to $5.7 million for those same respective periods.

Income Taxes. Income tax expense amounted to $46.3 million for the second quarter of 2012 compared to $63.8 million for the second quarter of 2011. Our effective tax rate for the second quarter of 2012 was 39.06% compared with 39.92% for the second quarter of 2011.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2012 and 2011

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the six months ended June 30, 2012 and 2011. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Six Months Ended June 30,
	2012				2011
	Average Balance	Interest	Average Yield/ Cost		Average Cost Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$28,249,757	$678,751	4.81%		$29,947,703	$763,328	5.10%
Consumer and other loans	281,402	6,603	4.69		317,250	8,225	5.19
Federal funds sold and other overnight deposits	821,939	1,006	0.25		1,007,679	1,418	0.28
Mortgage-backed securities at amortized cost	12,507,416	173,331	2.77		18,455,170	308,484	3.34
Federal Home Loan Bank stock	464,774	14,025	6.04		828,288	22,433	5.42
Investment securities, at amortized cost	408,162	5,736	2.81		3,958,925	66,367	3.35

Total interest-earning assets	42,733,450	879,452	4.12		54,515,015	1,170,255	4.29

Noninterest-earnings assets (4)	1,505,320				1,358,562

Total Assets	$44,238,770				$55,873,577

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$894,730	1,573	0.35		$863,895	2,772	0.65
Interest-bearing transaction accounts	2,086,520	6,589	0.64		2,064,324	8,159	0.80
Money market accounts	8,117,980	21,835	0.54		7,451,303	38,556	1.04
Time deposits	13,413,771	99,521	1.49		14,522,391	119,191	1.66

Total interest-bearing deposits	24,513,001	129,518	1.06		24,901,913	168,678	1.37

Repurchase agreements	6,950,000	156,198	4.52		10,687,277	226,488	4.27
Federal Home Loan Bank of New York advances	7,344,766	135,365	3.71		14,447,292	245,779	3.43

Total borrowed funds	14,294,766	291,563	4.10		25,134,569	472,267	3.79

Total interest-bearing liabilities	38,807,767	421,081	2.18		50,036,482	640,945	2.58

Noninterest-bearing liabilities:
Noninterest-bearing deposits	543,800				518,199
Other noninterest-bearing liabilities	246,428				240,871

Total noninterest-bearing liabilities	790,228				759,070

Total liabilities	39,597,995				50,795,552
Shareholders’ equity	4,640,775				5,078,025

Total Liabilities and Shareholders’ Equity	$44,238,770				$55,873,577

Net interest income/net interest rate spread (2)		$458,371	1.94			$529,310	1.71

Net interest-earning assets/net interest margin (3)	$3,925,683		2.13%		$4,478,533		1.92%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	x			1.09	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $115.8 million and $166.5 million for the six months ended June 30, 2012 and 2011, respectively.

General. Net income was $145.3 million for the six months ended of 2012 as compared to a net loss of $459.7 million for the six months ended of 2011. Both basic and diluted earnings per common share were $0.29 for the six months ended of 2012 as compared to a loss per share of $0.93 for the six months ended of 2011. For the six months ended of 2012, our annualized return on average shareholders’ equity was 6.26%, compared with (18.10)% for the corresponding period in 2011. Our annualized return on average assets for the six months ended of 2012 was 0.66% as compared to (1.65)% for the six months ended of 2011. The increase in the annualized return on average equity and assets is primarily due to the net loss in the first six months of 2011 due to the Restructuring Transaction completed in March 2011.

Interest and Dividend Income. Total interest and dividend income for the six months ended June 30, 2012 decreased $290.8 million, or 24.9%, to $879.5 million from $1.17 billion for the six months ended June 30, 2011. The decrease in total interest and dividend income was primarily due to a decrease in the average balance of total interest-earning assets of $11.79 billion, or 21.6%, to $42.73 billion for the first six months of 2012 from $54.52 billion for the same period in 2011. The decrease in total interest and dividend income was also due to a decrease of 17 basis points in the annualized weighted-average yield on total interest-earning assets to 4.12% for the six months ended June 30, 2012 from 4.29% for the same period in 2011. The decrease in the average balance of total interest-earning assets was due primarily to the effects of the Transactions.

Interest on first mortgage loans decreased $84.5 million, or 11.1%, to $678.8 million from $763.3 million for the six months ended June 30, 2011. This was primarily due to a 29 basis point decrease in the weighted-average yield to 4.81% for the six months ended June 30, 2012 from 5.10% for the six months ended June 30, 2011. The decrease in interest income on mortgage loans was also due to a $1.70 billion decrease in the average balance of first mortgage loans to $28.25 billion for the six months ended June 30, 2012 from $29.95 billion for the six months ended June 30, 2011.

The decrease in the average yields earned during the quarter ended June 30, 2012 was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the decreases in average balance of our first mortgage loans to decline during the six months ended June 30, 2012.

Interest on consumer and other loans decreased $1.6 million to $6.6 million for the six months ended of 2012 from $8.2 million for the six months ended of 2011. The average balance of consumer and other loans decreased $35.9 million to $281.4 million for the first six months of 2012 as compared to $317.3 million for the first six months of 2011 and the average yield earned decreased 50 basis points to 4.69% from 5.19% for those same respective periods.

Interest on mortgage-backed securities decreased $135.2 million, or 43.8%, to $173.3 million for the six months ended June 30, 2012 as compared to $308.5 million for the six months ended June 30, 2011. This decrease was due primarily to a $5.95 billion decrease in the average balance of mortgage-backed securities to $12.51 billion during the first six months of 2012 from $18.46 billion for the same period in 2011. The decrease in interest on mortgage-backed securities was also due to a 57 basis point decrease in the weighted-average yield to 2.77% for the first six months of 2012 from 3.34% for the first six months of 2011. The decrease in the average balance of mortgage-backed securities was due primarily to the effects of the Restructuring Transaction. The decrease in the weighted-average yield is a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this continued low interest rate environment.

Interest on investment securities decreased $60.7 million to $5.7 million for the six months ended June 30, 2012 from $66.4 million for the six months ended June 30, 2011. This decrease was due primarily to a $3.55 billion decrease in the average balance of investment securities to $408.2 million for the first six months of 2012 from $3.96 billion for the first six months of 2011. The decrease in the average balance is due primarily to calls of $3.40 billion of investment securities during 2011. In addition, the average yield of investment securities decreased 54 basis points to 2.81% for the first six months of 2012 from 3.35% for the same period in 2011. The decrease in the average yield earned reflects current market interest rates.

Dividends on FHLB stock decreased $8.4 million, or 37.5%, to $14.0 million for the six months ended June 30, 2012 as compared to $22.4 million for the comparable period in 2011. The decrease was primarily due to a $363.5 million decrease in the average balance of FHLB stock to $464.8 million for the first six months of 2012 as compared to $828.3 million for the same period in 2011. The effect of the decrease was partially offset by a 62 basis point increase in the average dividend yield earned to 6.04% as compared to 5.42% for the first six months of 2011.

Interest on Federal funds sold and other overnight deposits amounted to $1.0 million for the six months ended June 30, 2012 as compared to $1.4 million for the first six months of 2011. The average balance of Federal funds sold amounted to $821.9 million for the first six months of 2012 as compared to $1.01 billion for the same period in 2011. The yield earned on Federal funds sold was 0.25% for the six months ended June 30, 2012 and 0.28% for the six months ended June 30, 2011. The decrease in the average balance of Federal funds sold is primarily a result of the timing of the debt extinguishments and the proceeds from securities sales and new borrowings in the Transactions during 2011.

Interest Expense. Total interest expense for the six months ended June 30, 2012 decreased $219.8 million, or 34.3%, to $421.1 million from $640.9 million for the six months ended June 30, 2011. This decrease was primarily due to an $11.23 billion, or 22.4%, decrease in the average balance of total interest-bearing liabilities to $38.81 billion for the six months ended June 30, 2012 compared with $50.04 billion for the six months ended June 30, 2011. The decrease was also due to a 40 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 2.18% for the six months ended June 30, 2012 compared with 2.58% for the six months ended June 30, 2011. The decrease in the average balance of total interest-bearing liabilities was due primarily to the reduction of total borrowings as part of the Transactions.

Interest expense on our time deposit accounts decreased $19.7 million to $99.5 million for the six months ended June 30, 2012 as compared to $119.2 million for the six months ended of 2011. This decrease was due to a 17 basis point decrease in the annualized weighted-average cost to 1.49% for the six months ended June 30, 2012 compared with 1.66% for the six months ended June 30, 2011 as maturing time deposits were renewed or replaced by new time deposits at lower rates. The decrease was also due to a $1.11 billion decrease in the average balance of time deposit accounts to $13.41 billion for the six months ended June 30, 2012 from $14.52 billion for the same period in 2011 as a portion of our maturing time deposits transferred to our money market accounts. In addition, the decline in the average balance of our time deposits reflects our decision to lower deposit rates to restrain deposit growth. The shift to our money market accounts is due to a competitive rate offered on these accounts.

Interest expense on money market accounts decreased $16.8 million to $21.8 million for the six months ended June 30, 2012 as compared to $38.6 million for the same period in 2011. This decrease was due to a decrease in the annualized weighted-average cost of 50 basis points to 0.54% for the six months ended June 30, 2012 from 1.04% for the six months ended June 30, 2011. This decrease was partially offset by an increase in the average balance of money market accounts of $666.7 million to $8.12 billion for the six months ended June 30, 2012 as compared to $7.45 billion for the six months ended June 30, 2011. Interest expense on our interest-bearing transaction accounts decreased $1.6 million to $6.6 million for the six months ended June 30, 2012 from $8.2 million for the same period in 2011. The decrease is due to a 16 basis point decrease in the annualized weighted-average cost to 0.64%, partially offset by a $22.2 million increase in the average balance to $2.08 billion for the six months ended June 30, 2012 as compared to $2.06 billion for the same period in 2011.

The decrease in the average cost of deposits for the first six months of 2012 reflected lower market interest rates and our decision to lower deposit rates to restrain deposit growth.

Interest expense on borrowed funds decreased $180.7 million, or 38.3%, to $291.6 million from $472.3 million for the six months ended June 30, 2011. This decrease was due to a $10.84 billion decrease in the average balance of borrowed funds to $14.29 billion for the first six months of 2012 as compared to $25.13 billion for the first six months of 2011. This decrease was partially offset by a 31 basis point increase in the weighted-average cost of borrowed funds to 4.10% for the first six months of 2012 as compared to 3.79% for the first six months of 2011. The decrease in the average balance is primarily due to the effects of the Transactions. The increase in the weighted-average cost of borrowed funds was due to the maturity of short-term borrowings that were used to fund a portion of the debt extinguishments in the Restructuring Transaction.

Net Interest Income. Net interest income decreased $70.9 million, or 13.4%, to $458.4 million for the first six months of 2012 from $529.3 million for the first six months of 2011. Our interest rate spread increased 23 basis points to 1.94% for the six months ended June 30, 2012 as compared to 1.71% for the six months ended June 30, 2011. Our net interest margin increased 21 basis points to 2.13% as compared to 1.92% for those same respective periods. The increase in our interest rate spread and net interest margin for the first six months of 2012 is primarily due to the effects of the extinguishment of $4.3 billion of borrowings during the fourth quarter of 2011 as well as a restructuring of the Company’s balance sheet completed in the first quarter of 2011. Notwithstanding the increase in interest rate spread and net interest margin, net interest income decreased reflecting the overall decrease in interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses amounted to $50.0 million for the six months ended June 30, 2012 as compared to $70.0 million for the six months ended June 30, 2011. The ALL amounted to $287.9 million at June 30, 2012 and $273.8 million at December 31, 2011. The decrease in our provision for loan losses for the six months ended June 30, 2012 was due primarily to the overall declining trends in net charge-offs since September 30, 2010 and in the size of the loan portfolio since June 30, 2010. These factors were tempered by the continued decline in home prices although at a slower rate than during the recent recessionary cycle. We recorded our provision for loan losses during the first six months of 2012 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011 – Provision for Loan Losses.”

Non-Interest Income. Total non-interest income was $5.7 million for the first six months of 2012 as compared to $107.9 million for the same period in 2011. Included in non-interest income for the first six months 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of

$9.04 billion of securities available-for-sale. Substantially all of the proceeds from the sale of securities were used to pay off borrowings in the Restructuring Transaction. There were no securities sales for the six months ended June 30, 2012.

Non-Interest Expense. Total non-interest expense amounted to $175.2 million for the six months ended June 30, 2012 as compared to $1.33 billion for the six months ended June 30, 2011. Included in total non-interest expense for the first six months of 2011 was a $1.17 billion loss on the extinguishment of debt related to the Restructuring Transaction.

Compensation and employee benefit costs increased $1.7 million, or 2.8%, to $62.5 million for the first six months of 2012 as compared to $60.8 million for the same period in 2011. The increase in compensation costs is primarily due to increases of $2.1 million in compensation costs, $1.3 million in pension expense and $461,000 in health plan expense. The increase in compensation costs was due primarily to additional full time equivalent employees as well as normal salary increases. The increase in pension expense is due primarily to the discount rate and other actuarial assumptions used in determining pension expense. These increases were partially offset by a $2.2 million decrease in expense related to our stock benefit plans due primarily to a decrease in the price of our stock. At June 30, 2012, we had 1,599 full-time equivalent employees as compared to 1,586 at December 31, 2011 and 1,577 at June 30, 2011.

Federal deposit insurance expense increased $14.2 million, or 28.6%, to $63.7 million from $49.5 million for the six months ended June 30, 2011. This increase was due primarily to the new insurance assessment methodology adopted by the Federal Deposit Insurance Corporation that became effective on April 1, 2011 and which redefined the assessment base as average consolidated total assets minus average tangible equity. Previously, deposit insurance assessments were based on the amount of deposits.

Included in other expense for the six months ended of 2012 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate of $1.3 million as compared to $2.8 million for the six months ended of 2011 and professional fees of $12.7 million as compared to $10.2 million for those same respective periods.

Income Taxes. Income tax expense amounted to $93.7 million for the six months ended of 2012 compared with an income tax benefit of $299.5 for the same quarter in 2011. Our effective tax rate for the six months ended of 2012 was 39.20% compared with 39.45% for the six months ended of 2011.

Asset Quality

Credit Quality

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties. Our lending market areas generally consist of those states that are east of the Mississippi River and as far south as South Carolina. Loans located outside of the New York metropolitan area were part of our loan purchases. Our loan purchase activity has declined significantly as sellers from whom we have historically purchased loans are either retaining these loans in their portfolios or selling them to the GSEs.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
		(Dollars in thousands)

First mortgage loans:
One- to four-family:
Amortizing	$22,421,189	79.56%	$23,480,909	80.05%
Interest-only	4,755,679	16.87	4,779,863	16.30
FHA/VA	700,528	2.49	734,781	2.51
Multi-family and commercial	37,760	0.13	39,634	0.14
Construction	4,170	0.01	4,929	0.02

Total first mortgage loans	27,919,326	99.07	29,040,116	99.02

Consumer and other loans
Fixed-rate second mortgages	117,462	0.41	131,597	0.45
Home equity credit lines	125,695	0.45	134,502	0.46
Other	21,227	0.08	21,130	0.07

Total consumer and other loans	264,384	0.93	287,229	0.98

Total loans	28,183,710	100.00%	29,327,345	100.00%

Deferred loan costs	87,750		83,805
Allowance for loan losses	(287,901)		(273,791)

Net loans	$27,983,559		$29,137,359

At June 30, 2012, first mortgage loans secured by one-to four-family properties accounted for 98.9% of total loans. Fixed-rate mortgage loans represent 64.4% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.

Included in our loan portfolio at June 30, 2012 are interest-only loans of approximately $4.76 billion, or 16.9%, of total loans as compared to $4.78 billion, or 16.3%, of total loans at December 31, 2011. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $220.5 million, or 20.2%, of non-performing loans at June 30, 2012 as compared to non-performing interest-only loans of $213.9 million, or 20.9%, of non-performing loans at December 31, 2011.

In addition to our full documentation loan program, we originate and purchase loans to certain eligible borrowers as limited documentation loans. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for limited documentation loans to complete a Freddie Mac/Fannie Mae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We are able to provide data relating to limited documentation loans that we originate. Originated loans overall represent 73.2% of our one- to four- family first mortgage loans. As part of our wholesale loan program, we allowed sellers to include limited documentation loans in each pool of purchased mortgage loans but generally limited the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have had a maximum LTV ratio of 70% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale limited documentation loans on our mortgage loan system. We have not purchased any loans of this nature since 2010 when the program was eliminated. Included in our loan portfolio at June 30, 2012 are $3.92 billion of originated amortizing limited documentation loans and $944.3 million of originated limited documentation interest-only loans. Non-performing loans at June 30, 2012 include $139.0 million of originated amortizing limited documentation loans and $68.7 million of originated interest-only limited documentation loans. Included in our loan portfolio at December 31, 2011 are $3.85 billion of originated amortizing limited documentation loans and $956.2 million of originated limited documentation interest-only loans. Non-performing loans at December 31, 2011 include $126.9 million of originated amortizing limited documentation loans and $71.0 million of originated interest-only limited documentation loans.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At June 30, 2012		At December 31, 2011
	Total loans	Non-performing Loans	Total loans	Non-performing Loans
New Jersey	44.2%	49.8%	44.7%	51.3%
New York	23.7	20.2	22.4	19.5
Connecticut	14.5	7.5	14.6	6.8

Total New York metropolitan area	82.4	77.5	81.7	77.6

Pennsylvania	4.9	1.7	4.7	1.4
Virginia	2.4	2.7	2.6	2.9
Illinois	2.1	4.6	2.3	4.7
Maryland	1.9	3.8	2.0	3.2
All others	6.3	9.7	6.7	10.2

Total Outside New York metropolitan area	17.6	22.5	18.3	22.4

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets as of the dates indicated.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)

Non-accrual loans:
Amortizing residential first mortgage loans	$737,148	$690,391
Interest-only residential first mortgage loans	219,208	212,546
Troubled debt restructurings	12,524	11,354
Multi-family and commercial mortgages	2,082	2,223
Construction loans	4,090	4,344
Consumer and other loans	5,766	4,353

Total non-accrual loans (1)	980,818	925,211
Accruing loans delinquent 90 days or more	113,058	97,476

Total non-performing loans	1,093,876	1,022,687
Foreclosed real estate, net	40,568	40,619

Total non-performing assets	$1,134,444	$1,063,306

Non-performing loans to total loans	3.88%	3.48%
Non-performing assets to total assets	2.60	2.34

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement. Restructured accruing loans totaled $70.5 million at June 30, 2012 and $55.1 million at December 31, 2011. Restructured loans included in non-performing loans totaled $12.5 million at June 30, 2012 and $11.4 million at December 31, 2011.

During 2011, we adopted a Loan Modification Policy that, among other things, expands the modified loan programs currently offered by the Bank. We began to modify loans pursuant to this policy during the first quarter of 2012, resulting in an increase in the amount of loans classified as troubled debt restructurings at June 30, 2012. We anticipate that as we continue to modify loans in the future, the amount of loans classified as troubled debt restructurings will increase.

The following table is a comparison of our delinquent loans at June 30, 2012 and December 31, 2011:

	30-59 Days		60-89 Days		90 Days or More
At June 30, 2012	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four- family first mortgages:
Amortizing	843	$319,417	348	$134,871	2,325	$748,147
Interest-only	100	62,608	54	41,998	367	220,481
FHA/VA first mortgages	123	23,428	47	10,967	448	113,058
Multi-family and commercial mortgages	3	1,885	2	1,289	6	2,082
Construction loans	1	80	—	—	4	4,090
Consumer and other loans	35	2,320	17	1,070	56	6,018

Total	1,105	$409,738	468	$190,195	3,206	$1,093,876

Delinquent loans to total loans		1.45%		0.67%		3.88%

At December 31, 2011
One- to four- family first mortgages:
Amortizing	941	$326,284	430	$149,772	2,344	$700,429
Interest-only	76	63,360	27	27,833	209	213,862
FHA/VA first mortgages	147	30,815	40	8,774	377	97,476
Multi-family and commercial mortgages	3	1,521	1	393	4	2,223
Construction loans	—	—	—	—	4	4,344
Consumer and other loans	46	5,209	11	632	49	4,353

Total	1,213	$427,189	509	$187,404	2,987	$1,022,687

Delinquent loans to total loans		1.46%		0.64%		3.48%

Loans modified in a troubled debt restructuring totaled $83.0 million at June 30, 2012 of which $8.4 million were 30 to 59 days past due, $4.5 million were 60 to 89 days past due and $12.5 million were 90 days or more past due and were included in non-accrual loans. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $4.8 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first six months of 2012 for which we ceased accruing interest. At December 31, 2011, loans modified in a troubled debt restructuring totaled $66.5 million. These loans were current at the time of their restructuring and were in compliance with the terms of their restructure agreement at December 31, 2011.

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

Potential problem loans are summarized as follows:

	June 30, 2012			December 31, 2011
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(In thousands)

Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	187	$73,092	$68,287	146	$57,336	$53,831
Interest-only	10	5,086	5,638	9	4,970	4,799
Multi-family and commercial mortgages	2	7,911	7,911	2	7,911	7,911
Consumer and other loans	8	1,221	1,195	—	—	—

Total	207	$87,310	$83,031	157	$70,217	$66,541

Upon request and subject to credit review, we will generally agree to a short-term payment plan for certain residential mortgage loan borrowers. Many of these customers are current as to their mortgage payments, but may be anticipating a short-term cash flow need and want to protect their credit history. The extent of these plans is generally limited to no more than a six-month deferral of principal payments only which may be extended in certain circumstances. Pursuant to these short-term payment plans, we do not modify mortgage notes, recast legal documents, extend maturities or reduce interest rates. We also do not forgive any interest or principal. We have not classified these loans as troubled debt restructurings since we expect to collect all principal and interest, the deferral period is short and any reduction in the present value of cash flows is due to the insignificant delay in the timing of principal payments. The principal balance of loans with payment plans at June 30, 2012 amounted to $4.6 million, including $3.5 million of loans that are current and $1.1 million that are 30 to 59 days past due. There were no loans that were 60 to 89 days past due or non-accrual and 90 days or more past due. The principal balance of loans with payment plans at December 31, 2011 amounted to $28.1 million, including $19.7 million of loans that were current, $2.0 million that were 30 to 59 days past due, $3.1 million that were 60 to 89 days past due and $3.3 million that were 90 days or more past due at that date.

Foreclosed real estate amounted to $40.6 million at both June 30, 2012 and December 31, 2011, respectively. During the first six months of 2012, we sold 104 properties as compared to 74 properties during the first six months of 2011. Write-downs and net losses on the sale of foreclosed real estate amounted to $1.3 million in the first six months of 2012 as compared to $2.8 million for the same period in 2011.

Allowance for Loan Losses

The following table presents the activity in our allowance for loan losses at or for the dates indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$280,713	$255,283	$273,791	$236,574

Provision for loan losses	25,000	30,000	50,000	70,000
Charge-offs:
First mortgage loans	(22,929)	(28,495)	(46,399)	(51,852)
Consumer and other loans	(93)	(56)	(113)	(145)

Total charge-offs	(23,022)	(28,551)	(46,512)	(51,997)
Recoveries	5,210	5,574	10,622	7,729

Net charge-offs	(17,812)	(22,977)	(35,890)	(44,268)

Balance at end of period	$287,901	$262,306	$287,901	$262,306

Allowance for loan losses to total loans	1.02%	0.86%	1.02%	0.86
Allowance for loan losses to non-performing loans	26.32	28.69	26.32	28.69
Net charge-offs as a percentage of average loans (1)	0.25	0.30	0.25	0.29

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At June 30, 2012		At December 31, 2011
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)

First mortgage loans:
One- to four-family	$279,560	98.92%	$264,922	98.86%
Other first mortgages	4,607	0.14	5,116	0.16

Total first mortgage loans	284,167	99.06	270,038	99.02

Consumer and other loans	3,734	0.94	3,753	0.98

Total allowance for loan losses	$287,901	100.00%	$273,791	100.00%

Investments

We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by GSEs. These securities account for substantially all of our securities. We do not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. During the six months ended June 30, 2012, we purchased $407.8 million of investment-grade corporate bonds.

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

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $2.53 billion and purchased $4.2 million of loans during the first six months of 2012 as compared to $2.70 billion and $290.5 million, respectively, during the first six months of 2011. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, the sellers from whom we have historically purchased loans are originating loans at lower rates than we would accept, selling many of their loans to the GSEs or retaining these loans in their own portfolios. We expect that the amount of loan purchases will continue to be at reduced levels for the near-term. Principal repayments on loans amounted to $3.59 billion for the first six months of 2012 as compared to $3.46 billion for the same period in 2011. Refinancing activity caused by low market interest rates have caused repayments to remain elevated during the first six months of 2012. At June 30, 2012, commitments to originate and purchase mortgage loans amounted to $650.8 million and $140,000 respectively, as compared to $492.9 million and $140,000 respectively, at June 30, 2011.

Purchases of mortgage-backed securities during the first six months of 2012, including $629.1 million of securities purchases with settlement dates in the third quarter of 2012, were $1.30 billion as compared to $3.51 billion during the first six months of 2011. Principal repayments on mortgage-backed securities amounted to $1.74 billion for the first six months of 2012 as compared to $2.51 billion for the same period in 2011. The decrease in principal repayments was due primarily to a reduction in the size of our mortgage-backed securities portfolio as a result of the Restructuring Transaction. We sold $8.96 billion of mortgage-backed securities during the first six months of 2011, resulting in a gain of $100.0 million. Substantially all of the proceeds from the sales of mortgage-backed securities were used to repay borrowings as part of the Restructuring Transaction.

During the first six months of 2012, purchases of investment securities consisted of the purchase of corporate bonds in the amount of $407.8 million. We did not purchase any investment securities during the first six months of 2011. There were $500.0 million of calls of investment securities during the first six months of 2012 as compared to $300.0 million of calls of investment securities during the same period in 2011. We sold $80.0 million of investment securities during the six months ended June 30, 2011, all of which occurred in the first quarter, resulting in a gain of $2.5 million. No sales of investment securities were made in the first six months of 2012.

At June 30, 2012, mortgage-backed securities and investment securities with an amortized cost of $8.77 billion were used as collateral for securities sold under agreements to repurchase and at that date we had $4.36 billion of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first six months of 2012, we had net redemptions of $97.8 million of FHLB common stock. During the first six months of 2011, we had net redemptions of $104.9 million of FHLB common stock.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $863.2 million during the first six months of 2012 as compared to an increase of $381.5 million for the first six months of 2011. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. We lowered our deposit rates during the first six months of 2012 to restrain deposit growth since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve. At June 30, 2012, time deposits scheduled to mature within one year totaled $8.30 billion with an average cost of 1.08%. These time deposits are scheduled to mature as follows: $3.25 billion with an average cost of 0.88% in the third quarter of 2012, $2.34 billion with an average cost of 1.21% in the fourth quarter of 2012, $1.41 billion with an average cost of 1.27% in the first quarter of 2013 and $1.30 billion with an average cost of 1.15% in the second quarter of 2013. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. During 2011 we completed the Transactions which reduced our reliance on structured putable borrowings for funding purposes and as part of our overall interest rate risk strategy. The Transactions have improved our overall liquidity position by significantly reducing our reliance on structured putable borrowings. At June 30, 2012 we had $7.93 billion of structured putable borrowings with a weighted-average rate of 4.47% as compared to $12.33 billion with a weighted average rate of 4.39% at June 30, 2011. Structured putable borrowings with put dates within one year amounted to $2.68 billion at June 30, 2012. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. At June 30, 2012 we had a concentration of borrowings with a single counterparty with $7.28 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

Our remaining borrowings are fixed-rate, fixed maturity borrowings of $5.50 billion with a weighted-average rate of 3.92% at June 30, 2012. Borrowings scheduled to mature over the next 12 months are as follows: $750.0 million with an average cost of 0.85% in the third quarter of 2012, $500.0 million with an average cost of 0.98% in the fourth quarter of 2012 and there are no scheduled maturities for the first or second quarters of 2013.

Our liquidity management process is structured to meet our daily funding needs and cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.

Cash dividends paid during the first six months of 2012 were $79.4 million. We have not purchased any of our common shares during the six months ended June 30, 2012 pursuant to our repurchase programs. At June 30, 2012, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. At June 30, 2012, Hudson City Bancorp had total cash and due from banks of $139.5 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

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

At June 30, 2012, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 9.44%, 9.44% and 20.66%, respectively. We have agreed in the Bank MOU not to materially deviate from our capital plan without regulatory approval.

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

The following table reports the amounts of our contractual obligations as of June 30, 2012.

	Payments Due By Period
		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)

Mortgage loan originations	$650,797	$650,797	$—	$—	$—
Mortgage loan purchases	140	140	—	—	—
Mortgage-backed security purchases	50,000	50,000	—	—	—
Repayment of borrowed funds	13,425,000	1,250,000	—	4,000,000	8,175,000
Operating leases	154,266	10,415	21,016	20,120	102,715

Total	$14,280,203	$1,961,352	$21,016	$4,020,120	$8,277,715

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial/construction lines of credit and overdraft, which do not have fixed expiration dates, of approximately $165.9 million, $3.0 million, and $2.6 million, respectively. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.

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

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at June 30, 2012. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2012. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At June 30, 2012, approximately 82.4% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Virginia, Illinois and Maryland, accounted for 4.9%, 2.4%, 2.1%, and 1.9%, respectively of total loans. The remaining 6.3% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a continuing decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during the second quarter of 2012. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards in accordance with ASC 718-10. We have made annual grants of performance-based stock options and stock unit awards that vest if certain financial performance measures are met. In accordance with ASC 718-10-30-6, we assess the probability of achieving these financial performance measures and recognize the cost of these performance-based grants if it is probable that the financial performance measures will be met. This probability assessment is subjective in nature and may change over the assessment period for the performance measures. We have made grants of stock units in 2012 for which the sizes of the awards depend in part on market conditions based on the performance of our common stock. In accordance with ASC 718-10-30-15, we include the impact of these market conditions when estimating the grant date fair value of the awards. In accordance with ASC 718-10-55-61, we recognize compensation cost for these awards if service conditions are satisfied, even if the market condition is not satisfied.

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

For our pension plan, we also assumed an annual rate of salary increase of 4.00% for future periods. This rate is corresponding to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.25% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was 0.21% for 2011 and 8.5% for 2010. There can be no assurances with respect to actual return on plan assets in the future. We periodically review and evaluate all actuarial assumptions affecting the pension plan, including assumed return on assets.

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

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first six months of 2012.

Impairment of Goodwill

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually using a fair-value based two-step approach. Goodwill and other intangible assets amounted to $154.5 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, when available. With the assistance of a third-party valuation firm, we utilized multiple approaches in estimating the fair value of the Company as of our impairment test dates including (i) a comparable transactions approach based on acquisition pricing multiples or ratios recently paid in the sale or merger of relatively comparable banking franchises; (ii) a control premium approach based on the Company’s trading price adjusted by a premium for acquiring control based on control premium data for recent banking sales or mergers; (iii) a public market peers control premium approach based on the trading prices of similar publicly-traded companies as measured by standard valuation multiples or ratios adjusted by a premium for acquiring control based on control premium data for recent banking sales or mergers; and, (iv) the discounted cash flow approach whereby value is determined based on the present value of the sum of the projected dividends and a terminal value in the future. We did not recognize any impairment of goodwill or other intangible assets during the six months ended June 30, 2012.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2011 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2012 and did not have any such hedging transactions in place at June 30, 2012. Our mortgage loan and mortgage-backed security portfolios, which comprise approximately 94% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the recent pressure on housing prices. Our mortgage-related assets are also subject to pre-payment risk during periods of low market interest rates. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known and potential losses.

Historically, our lending activities have emphasized one- to four-family fixed-rate first and second mortgage loans, while purchasing variable-rate or hybrid mortgage-backed securities to diversify our predominantly fixed-rate loan portfolio. As of June 30, 2012, approximately 64% of our first mortgage loans had fixed interest rates while approximately 85% of our mortgage-backed securities had contractual rate adjustments features. The current prevailing interest rate environment and the desires of our customers have resulted in a demand for long-term hybrid (5- to 10-year no rate adjustment periods) and fixed-rate mortgage loans. These fixed-rate interest earning assets may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and our remaining putable borrowed funds.

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

Variable-rate/hybrid products constituted 59% of loan originations and purchases and 97% of mortgage-backed security purchases made during 2012. In the aggregate, 67% of our mortgage-related asset originations and purchases were variable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 49% as of June 30, 2012 compared with 51% as of December 31, 2011. The slight decrease in this ratio reflects the higher percentage of variable-rate/hybrid instruments originated and purchased during 2012. However, included in the variable-rate/hybrid total are mortgage-related assets whose contractual next rate change date is over five years. If these instruments were classified as fixed-rate, the percentage of fixed-rate mortgage-related assets to total mortgage-related assets would be 68% as of June 30, 2012. Overall, our percentage of fixed-rate interest-earning assets to total interest-earning assets was 47% as of June 30, 2012 compared with 48% as of December 31, 2011.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $10.67 billion of interest-bearing non-maturity deposits, and $8.30 billion of time deposits scheduled to mature within the next 12 months. Our borrowings have generally had longer-terms to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk, but generally have a put option, where the lender could put the borrowing back to the Company at pre-determined points. During 2011, the Company, in an effort to reduce its borrowings position and lower the amount of structured putable borrowings on its balance sheet, extinguished $16.80 billion of putable borrowings, funding $5.00 billion of these extinguishment transactions with short-term borrowings. To further reduce our structured putable position, we modified $4.00 billion of structured putable borrowings into fixed-rate/fixed-maturity borrowings. The Company has not executed any such transactions during 2012. The $5.00 billion of short-term borrowings placed on the balance sheet as a result of the transactions have been paid-off at maturity. The Company has reduced its borrowing position by $1.65 billion during the first six months of 2012, primarily due to the payments on these maturing short-term borrowings.

As a result of the Transactions, if interest rates were to decrease, or stay at current levels, these borrowings would probably not be put back to us and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, any remaining structured putable borrowings would likely be put back to us at their next put date and our cost to replace these borrowings would increase. The Company currently has $3.33 billion of quarterly putable borrowings funding its balance sheet. Of this amount $2.68 billion, with a weighted-average rate of 4.40%, could be put back to us within the next three months. Given the current market interest rates, we believe interest rates would need to increase at least 300 basis points before a majority of these borrowings would be put back to the Bank.

We have $4.60 billion of one-time putable borrowings that were placed on the balance sheet as a result of modifying previously existing quarterly putable borrowings into one-time putable borrowings. By repurchasing substantially all of the put options, the Company reduced its exposure to rising interest rates. These modifications were performed between September 2009 and September 2010. The next put option for any of this type of borrowing will be September 2013. We also have $5.50 billion of fixed-rate/fixed-maturity borrowings. $1.25 billion of these borrowings, with a weighted-average rate of 0.90%, are scheduled to mature over the next twelve months. We may repay these maturing borrowings with cash flows from operations or may re-borrow, depending on the Company’s cash flows and rates available for the re-borrowing.

The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. The FOMC noted that the economy expanded moderately during the first six months of 2012. The FOMC noted that conditions in the labor market have improved in recent months, but the unemployment rate remains elevated. The national unemployment rate decreased to 8.2% in June 2012 from 8.5% in December and from 9.1% in June 2011. The FOMC noted that household spending has continued to advance, but business fixed investment appears to be increasing at a slower pace and the housing sector continues to be depressed. As a result, the FOMC decided to continue its program to extend the average maturity of its holdings of securities as announced in September 2011 (“Operation Twist”) and may consider additional programs to spur economic activity. The FOMC indicated in January 2012, that the overnight lending rate would remain at zero to 0.25% through at least late 2014. The decision to leave the overnight lending rate unchanged has kept short-term market interest rates at low levels. The further actions by the FOMC regarding their asset purchasing decisions have placed downward pressure on longer-term interest rates. The yields on mortgage-related assets decreased during 2011 and continued to decrease through the first six months of 2012. These actions commenced by the FOMC have placed additional downward pressure on our net interest margin as our interest-earning assets continue to re-price.

As a result, both short-term and long-term market interest rates remained at low levels or decreased during the first six months of 2012, with the long-term rates decreasing more than short-term rates thus flattening the market yield curve. The current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of funds, and has also allowed us to price longer-term time deposits (2-5 year maturities) at lower rates and extend the weighted-average remaining maturity on this portfolio. However, the overall lower longer-term market interest rates resulted in lower rates on our primary investments of mortgage loans and mortgage-backed securities. In addition, the low market interest rates have maintained the elevated prepayment speeds on these assets as customers sought to refinance their current debt to the lower market rates.

Due to our investment and financing decisions, the more positive the slope of the yield curve the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than five years, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. During 2011 and the first six months of 2012, a more stable short-term rate environment as compared to a declining long-term rate environment, resulted in a flatter market yield curve.

Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have remained at elevated levels during the first six months of 2012. Accordingly, we have used relatively high levels of prepayment activity in our interest rate risk modeling presented below. However, though the rate of prepayment speeds has generally remained elevated, the actual dollars received on our mortgage-backed securities has decreased due to the 2011 sales and limited re-investment opportunities during 2012. These elevated levels of prepayment activity have caused our duration of assets to be 1.98 years as of June 30, 2012.

Calls of investment securities and borrowed funds are also impacted by the level of market interest rates. The level of calls of investment securities are generally inversely related to the prevailing market interest rates, meaning as rates decrease the likelihood of a security being called would increase. The level of call activity generally affects the yield earned on these assets, as the payment received on the security would be reinvested at the prevailing lower market interest rate. Market interest rates decreased enough during the third and fourth quarters of 2011 to cause approximately $3.40 billion of our investment security portfolio to be called. These low interest rates continued into 2012 causing an additional $500.0 million of our portfolio to be called. The remaining $39.1 million of callable agency securities has an initial call date in 2016. The $407.8 million of corporate bonds placed on our balance sheet during 2012 have fixed maturity dates of five years.

Our borrowings have traditionally consisted of structured putable borrowings with ten year final maturities and initial non-put periods of one to five years. The likelihood of a borrowing being put back is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be put back. The level of put activity generally affects the cost of our borrowed funds, as the put of a borrowing would generally necessitate the re-borrowing of the funds or deposit growth at the higher current market interest rates. During the first half of 2012 we experienced no put activity on our borrowed funds due to the continued low levels of short-term market interest rates. Currently we have approximately $2.68 billion of putable borrowings that could be put back to the Bank within the next three months. This amount of quarterly putable borrowings has a weighted-average rate of 4.40%. We do not believe a significant amount of these borrowings will be put back to us unless rates increase in excess of 300 basis points. As a result of this low rate environment, the average duration of our borrowings is 4.70 years as of June 30, 2012.

We may extinguish the $1.25 billion of remaining short-term borrowings as they mature or we may re-borrow, depending on other funding opportunities and currently offered rates. The Company may use cash flows from mortgage-related assets or calls of investment securities to pay-off these borrowings, which may further reduce the size of the balance sheet. The Company may also use deposit growth to pay-off these borrowings. We continually monitor our interest rate risk position and are continuing to develop strategies to mitigate this risk. These strategies may include hedging certain borrowings to improve our sensitivity measures and further improve our interest rate risk position. Borrowings are presented at maturity date, with the price or potential cash flow adjusted for potential puts, as applicable.

We intend to continue focusing on funding any potential future asset growth primarily with customer deposits. This growth was primarily in non-maturity money market accounts. For our interest rate risk modeling, time deposits are presented at their maturity date, while non-maturity deposits are presented based on a decay rate calculated from our experience. As of June 30, 2012, the weighted-average duration of our deposits is 1.37 years. We may use borrowed funds as a supplemental funding source for short-term liquidity if deposit growth decreases. These borrowings would be a combination of short-term borrowings with maturities of three to six months and longer-term fixed-maturity borrowings with terms of two to five years.

Interest Rate Risk Modeling

Simulation Model. We use our internal simulation models as our primary means to calculate and monitor the interest rate risk inherent in our portfolio. These models report changes to net interest income and the economic value of equity in different interest rate environments, assuming either an incremental or instantaneous and permanent and parallel interest rate shock, as applicable, to all interest rate-sensitive assets and liabilities. We assume maturing or called instruments are reinvested into the same type of product, with the rate earned or paid reset to our currently offered rate for loans and deposits, or the current market rate for securities and borrowed funds. We have not reported the minus 200 or minus 300 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historical interest rate levels, the resulting information would not be meaningful.

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months ending June 30, 2013 assuming either incremental or instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

	Percent Change in Net Interest Income
Change in Interest Rates	Incremental Change	Instantaneous Change
(Basis points)

300	(2.51)%	(12.87)%
200	(1.45)	(5.57)
100	(0.71)	(0.99)
50	(0.36)	0.17
(50)	0.09	(2.07)
(100)	0.05	(7.22)

Of note in the positive shock scenarios:

•

the changes to net interest income is minimally impacted by the repricing of our borrowings due to the lack of puts on these borrowings in this low interest rate environment as well as the lack of maturities for our fixed-rate/fixed-maturity borrowings, and

•	the increase in interest income from total interest-earning assets is, in effect, offset by the increase in deposit and short-term borrowing expense.

Of note in the negative shock scenarios:

•

the increase in net interest income in the incremental change reflects the resetting of interest rates on our non-maturity deposits and the short-term borrowings scheduled to mature over the next 12 months,

•

the decrease in net interest income in the minus 100 basis point instantaneous shock analysis is due to the accelerated prepayment speeds on our mortgage-related assets and the re-investment of the proceeds into lower yielding instruments, and

•

the decrease in the minus 100 basis point instantaneous shock is also due to the lack of change in the cost of the $7.93 billion of putable borrowed funds, as they will not be put back in the lower interest rate environment and will extend to maturity.

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

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at June 30, 2012. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.00% and a minimum present value ratio of 5.50% in the plus 200 basis point interest rate shock scenario.

Change in Interest Rates	Present Value Ratio	Basis Point Change
(Basis points)

300	6.86%	(185)
200	8.45	(26)
100	9.03	32
50	8.96	25
0	8.71	—
(50)	8.33	(38)
(100)	7.61	(110)

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

•	our deposits, as they are relatively short-term in nature, do not have significant price changes in the shock scenarios.

Of note in the negative shock scenarios:

•	the decrease in the present value ratio in the negative basis point changes was primarily due to higher pricing of our putable borrowed funds as the structures have longer durations, and

•	the value of our mortgage-related assets will remain closer to par than the borrowings as the prepayment speeds increase thus shortening the duration of these portfolios.

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

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2012, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and putable borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year and which we believe the instrument will be called or put based on the current interest rate environment, or at their contractual maturity date or next interest rate step-up date, as applicable. For this analysis, we did not report any investment securities or borrowed funds at their call or put date. We have excluded non-accrual mortgage loans of $974.8 million and non-accrual other loans of $6.0 million from the table.

	At June 30, 2012
	Six months or less	More than six months to one year	More than one year to two years	More than two years to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)

Interest-earning assets:
First mortgage loans	$3,318,102	$2,895,216	$4,691,615	$3,865,526	$4,166,917	$8,007,184	$26,944,560
Consumer and other loans	98,270	2,397	17,777	26,962	8,685	104,241	258,332
Federal funds sold	674,662	—	—	—	—	—	674,662
Mortgage-backed securities	3,555,843	1,349,414	2,155,867	1,413,772	2,502,306	1,889,648	12,866,850
FHLB stock	412,717	—	—	—	—	—	412,717
Investment securities	7,494	—	—	—	449,107	—	456,601

Total interest-earning assets	8,067,088	4,247,027	6,865,259	5,306,260	7,127,015	10,001,073	41,613,722

Interest-bearing liabilities:
Savings accounts	54,954	54,954	97,085	85,178	141,048	482,674	915,893
Interest-bearing demand accounts	214,730	214,730	313,534	258,279	388,602	845,674	2,235,549
Money market accounts	1,024,465	1,024,465	1,475,866	1,066,397	1,335,312	1,596,838	7,523,343
Time deposits	5,583,661	2,715,130	2,380,141	1,344,721	1,328,766	—	13,352,419
Borrowed funds	1,250,000	—	—	—	5,100,000	7,075,000	13,425,000

Total interest-bearing liabilities	8,127,810	4,009,279	4,266,626	2,754,575	8,293,728	10,000,186	37,452,204

Interest rate sensitivity gap	$(60,722)	$237,748	$2,598,633	$2,551,685	$(1,166,713)	$887	$4,161,518

Cumulative interest rate sensitivity gap	$(60,722)	$177,026	$2,775,659	$5,327,344	$4,160,631	$4,161,518

Cumulative interest rate sensitivity gap as a percent of total assets	(0.14)%	0.41%	6.37%	12.22%	9.54%	9.55%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	99.25%	101.46%	116.92%	127.81%	115.16%	111.11%

Of note regarding the GAP analysis:

•	the $1.25 billion of borrowings in less than six months are maturities of the short-term borrowings placed on the balance sheet as a result of the Restructuring Transaction, and

•	we have experienced elevated levels of prepayment activity on our mortgage-related assets as interest rates have remained at low levels.

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

Item 4. – Controls and Procedures

Ronald E. Hermance, Jr., our Chairman and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. – Risk Factors

For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2011 Annual Report on Form 10-K and Part II, Item 1A in our March 31, 2012 Form 10-Q. There has been no material change in risk factors since March 31, 2012, except as noted below.

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

The FRB recently issued two related notices of proposed rulemaking, or the Proposed Rules, that will subject all savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements. Consistent with the Reform Act and the Basel III capital standards announced by the Basel Committee on Banking Supervision in December 2010, the Proposed Rules also revise the quantity and quality of capital required by: (1) establishing a new minimum common equity tier 1 ratio of 4.5% of risk-weighted assets; (2) raising the minimum tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum tier 1 capital to adjusted average consolidated assets, known as the leverage ratio, of 4.0%. These changes would be phased in incrementally beginning January 1, 2013 to provide time for banking organizations to meet the new capital standards, with full implementation to occur by January 1, 2015. The required minimum common equity tier 1 capital would be 3.5% on January 1, 2013, 4.0% on January 1, 2014 and 4.5% on January 1, 2015, and the required minimum tier 1 capital ratio will be 4.5% on January 1, 2013, 5.5% on January 1, 2014 and 6.0% on January 1, 2015.

In addition, the Proposed Rules revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses and revise the FRB rules for calculating risk weighted assets to enhance risk sensitivity. Under the Proposed Rules, a depository institution holding company with assets of $15 billion or more would be allowed to include only 75% of non-qualifying capital instruments in regulatory capital as of January 1, 2013, 50% as of January 1, 2014 and 25% as of January 1, 2015. As of January 1, 2016 and thereafter, no amount of non-qualifying capital instruments would be included in regulatory capital.

Furthermore, the Proposed Rules add a requirement for a minimum common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets, or the Conservation Buffer, to be applied to the common equity tier 1 capital ratio, the tier 1 capital ratio and the total capital ratio. Failure to maintain the Conservation Buffer would result in restrictions on capital distributions and certain discretionary cash bonus payments to executive officers. The required minimum Conservation Buffer would be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. If a banking organization’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions, certain discretionary bonus payments and associated tax effects not already reflected in net income, or Eligible Retained Income, is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers.

Moreover, the Proposed Rules revise existing and establish new risk weights for certain exposures, including, among other exposures, one-to four-family mortgage loans, commercial loans, multi-family loans, past due loans and GSE exposures. Under the Proposed Rules, one-to four-family mortgage loans guaranteed by the U.S. government or its agencies would maintain their current risk-based capital treatment (a risk weight of 0% for those unconditionally guaranteed and a risk weight of 20% for those that are conditionally guaranteed). All other one-to four-family mortgage loans would be separated into “category 1 residential mortgage exposures,” which generally include traditional, first-lien, prudently underwritten mortgage loans, and “category 2 residential mortgage exposures,” which generally include junior-liens, mortgage loans 90 days or more past due or on non-accrual status and non-traditional mortgage products, including interest-only mortgage loans and reduced documentation mortgage loans. The risk weights for category 1 residential mortgage exposures would range from 35% to 100% and risk weights for category 2 residential mortgage exposures would range from 100% to 200%, in each case depending on the loan-to-value ratio of the applicable exposure. Under the Proposed Rules, multi-family and commercial loans would have a risk weight of 100%, except multi-family loans that satisfy certain criteria would have a risk weight of 50%. Loans and other exposures, except for one-to-four family mortgage loans, that are 90 days or more past due would have a risk weight of 150%, and preferred stock issued by a GSE would have a risk weight of 100% and exposures to GSEs that are not equity exposures would have a risk weight of 20%. Under the Proposed Rules, this risk weight framework would take effect on January 1, 2015, with an option for early adoption.

While we are continuing to review the impact of the Reform Act, Basel III and the related proposed rule-making, there can be no assurance that the Reform Act and the Proposed Rules, if adopted, will not have a material impact on our business, financial condition and results of operations.

We may not be able to fully execute on our new initiatives which could have a material adverse effect on our financial condition or results of operations.

Hudson City has historically been a community and consumer oriented retail savings bank, offering traditional deposit products and focusing on one- to four-family residential mortgages. However, the current economic environment has made it difficult for Hudson City to profitably grow our business in the same manner as it has in the past. Accordingly, we have been developing strategies to extend our core mortgage lending business by diversifying our loan production channels and revenue sources. One of those strategies is for Hudson City to begin to offer residential mortgage loans that are eligible for sale in the secondary market. Another strategy is to add commercial mortgage loans to Hudson City’s balance sheet. There are risks and uncertainties associated with the development, implementation and execution of these new initiatives, including the investment of time and resources, the possibility that these initiatives will be unprofitable, and the risk of additional liabilities associated with these initiatives. In addition, our ability to successfully execute on these new initiatives will depend in part on our ability to attract and retain talented individuals to help manage these new operations and the existence of satisfactory market conditions that will allow us to profitably grow these new businesses. Our potential inability to successfully execute the new initiatives could have a material adverse effect on our business, financial condition or results of operations.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the second quarter of 2012 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-April 30, 2012	—	$—	—	50,123,550

May 1-May 31, 2012	—	—	—	50,123,550

June 1-June 30, 2012	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011 , (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) Notes to the Unaudited Consolidated Financial Statements (detail tagged).

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date: August 8, 2012	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	By:	/s/ Anthony J. Fabiano
Anthony J. Fabiano
Executive Vice President
(Principal Accounting Officer)