Form 10-Q/A
period 2012-06-30
HUDSON CITY BANCORP INC
filed 2012-10-11
CIK 921847

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

EXPLANATORY NOTE

Hudson City Bancorp, Inc. (the “Company”) is filing this amendment (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the U.S. Securities and Exchange Commission on August 8, 2012 (“Form 10-Q”), solely for the purpose of amending Item 6 of Part II of the Company’s Form 10-Q to add the Company’s Amended and Restated Certificate of Incorporation as an exhibit and to update the exhibit list.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II — OTHER INFORMATION

Item 6. – Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hudson City Bancorp, Inc.

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *,**

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) Notes to the Unaudited Consolidated Financial Statements (detail tagged).

*	Filed with the Form 10-Q.
**	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date: October 11, 2012	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
President and Chief Operating Officer (Principal Executive Officer)

Date: October 11, 2012	By:	/s/ Anthony J. Fabiano
Anthony J. Fabiano
Executive Vice President (Principal Accounting Officer)