Form 10-Q
period 2012-09-30
HUDSON CITY BANCORP INC
filed 2012-11-09
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

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

As of November 6, 2012, the registrant had 528,193,889 shares of common stock, $0.01 par value, outstanding.

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

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to diversify our funding sources and to access the capital markets;

•	our ability to comply with the terms of the Memoranda of Understanding with the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System;

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the OCC and Federal Reserve Board;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs;

•	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations;

•	the potential impact on our operations and customers resulting from natural or man-made disasters, including the impact of Hurricane Sandy;

•

the actual results of the pending merger (the “Merger”) with Wilmington Trust Corporation, a wholly owned subsidiary of M&T Bank Corporation (“M&T”) could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the Merger Agreement could be terminated under certain circumstances; and

•	delays in closing the Merger.

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

Important Additional Information

In connection with the Merger, M&T filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form S-4 that includes a Joint Proxy Statement of M&T and the Company and a Prospectus of M&T, as well as other relevant documents concerning the proposed Merger. The Registration Statement is subject to completion and has not yet become effective. A definitive proxy statement will be mailed to shareholders of the Company after the registration statement is declared effective. SHAREHOLDERS OF THE COMPANY AND M&T ARE URGED TO READ THE REGISTRATION STATEMENT AND THE JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE MERGER AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY CONTAIN AND WILL CONTAIN IMPORTANT INFORMATION.

A free copy of the Joint Proxy Statement/Prospectus, as well as other filings containing information about the Company and M&T, may be obtained at the SEC’s Internet site (http://www.sec.gov). These documents may also be obtained, free of charge, from M&T at www.mtb.com under the tab “About Us” and then under the heading “Investor Relations” or from the Company by accessing the Company’s website at www.hcsbonline.com under the heading “Investor Relations.” Copies of the Joint Proxy Statement/Prospectus can also be obtained, free of charge, by directing a request to M&T’s Investor Relations, One M&T Plaza, Buffalo, New York 14203, (716) 842-5445.

The Company and M&T and certain of their directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of the Company and M&T in connection with the Merger. Information about the directors and executive officers of the Company and their ownership of Company common stock is set forth in the proxy statement for the Company’s 2012 annual meeting of shareholders, as filed with the SEC on a Schedule 14A on March 19, 2012. Information about the directors and executive officers of M&T and their ownership of M&T Common Stock is set forth in the proxy statement for M&T’s 2012 annual meeting of shareholders, as filed with the SEC on Schedule 14A on March 7, 2012. Additional information regarding the interests of those participants and other persons who may be deemed participants in the transaction may be obtained by reading the Joint Proxy Statement/Prospectus regarding the Merger. Free copies of this document may be obtained as described in the preceding paragraph.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2012	December 31, 2011
(In thousands, except share and per share amounts)	(unaudited)

Assets:
Cash and due from banks	$112,157	$194,029
Federal funds sold and other overnight deposits	313,704	560,051

Total cash and cash equivalents	425,861	754,080
Securities available for sale:
Mortgage-backed securities	8,772,353	9,170,390
Investment securities	428,407	7,368
Securities held to maturity:
Mortgage-backed securities (fair value of $3,482,901 at September 30, 2012 and $4,368,423 at December 31, 2011)	3,256,099	4,115,523
Investment securities (fair value of $45,577 at September 30, 2012 and $545,761 at December 31, 2011)	39,011	539,011

Total securities	12,495,870	13,832,292
Loans	27,732,074	29,327,345
Net deferred loan costs	93,117	83,805
Allowance for loan losses	(291,573)	(273,791)

Net loans	27,533,618	29,137,359
Federal Home Loan Bank of New York stock	390,217	510,564
Foreclosed real estate, net	45,336	40,619
Accrued interest receivable	102,656	129,088
Banking premises and equipment, net	75,468	70,610
Goodwill	152,109	152,109
Other assets	677,458	729,164

Total Assets	$41,898,593	$45,355,885

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$23,403,258	$24,903,311
Noninterest-bearing	618,923	604,449

Total deposits	24,022,181	25,507,760
Repurchase agreements	6,950,000	6,950,000
Federal Home Loan Bank of New York advances	5,975,000	8,125,000

Total borrowed funds	12,925,000	15,075,000
Accrued expenses and other liabilities	239,327	212,685

Total liabilities	37,186,508	40,795,445

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 528,193,889 and 527,571,496 shares outstanding at September 30, 2012 and December 31, 2011, respectively	7,415	7,415
Additional paid-in capital	4,727,763	4,720,890
Retained earnings	1,790,232	1,709,821
Treasury stock, at cost; 213,272,666 and 213,895,059 shares at September 30, 2012 and December 31, 2011, respectively	(1,714,036)	(1,719,114)
Unallocated common stock held by the employee stock ownership plan	(193,718)	(198,223)
Accumulated other comprehensive income, net of tax	94,429	39,651

Total shareholders’ equity	4,712,085	4,560,440

Total Liabilities and Shareholders’ Equity	$41,898,593	$45,355,885

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$320,994	$375,672	$999,745	$1,139,000
Consumer and other loans	3,207	3,792	9,810	12,017
Mortgage-backed securities held to maturity	29,498	49,554	100,958	166,531
Mortgage-backed securities available for sale	43,736	58,631	145,607	250,138
Investment securities held to maturity	585	27,474	2,903	93,009
Investment securities available for sale	2,362	55	5,780	887
Dividends on Federal Home Loan Bank of New York stock	4,853	8,841	18,878	31,274
Federal funds sold	194	519	1,200	1,937

Total interest and dividend income	405,429	524,538	1,284,881	1,694,793

Interest Expense:
Deposits	56,927	81,538	186,445	250,216
Borrowed funds	145,214	198,357	436,777	670,624

Total interest expense	202,141	279,895	623,222	920,840

Net interest income	203,288	244,643	661,659	773,953
Provision for Loan Losses	20,000	25,000	70,000	95,000

Net interest income after provision for loan losses	183,288	219,643	591,659	678,953

Non-Interest Income:
Service charges and other income	3,017	3,094	8,728	8,565
Gain on securities transactions, net	—	—	—	102,468

Total non-interest income	3,017	3,094	8,728	111,033

Non-Interest Expense:
Compensation and employee benefits	33,883	27,201	96,426	87,974
Net occupancy expense	8,586	8,711	25,786	25,166
Federal deposit insurance assessment	30,250	33,866	93,945	83,394
Loss on extinguishment of debt	—	—	—	1,172,092
Other expense	21,158	13,883	52,889	41,440

Total non-interest expense	93,877	83,661	269,046	1,410,066

Income (loss) before income tax expense (benefit)	92,428	139,076	331,341	(620,080)
Income Tax Expense (Benefit)	36,496	54,873	130,146	(244,627)

Net income (loss)	$55,932	$84,203	$201,195	$(375,453)

Basic Earnings (Loss) Per Share	0.11	$0.17	$0.41	$(0.76)

Diluted Earnings (Loss) Per Share	$0.11	$0.17	$0.41	$(0.76)

Weighted Average Number of Common Shares Outstanding:
Basic	496,772,798	494,966,393	496,435,666	493,994,559
Diluted	496,779,005	495,089,402	496,446,418	493,994,559

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
	(In thousands)
Net income	$55,932	$84,203
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available for sale arising during period, net of tax expense of $18,880 and $25,770 in 2012 and 2011, respectively	27,337	37,315
Postretirement benefit pension plans:
Amortization of net loss arising during period, net of tax expense of $690 and $522 for 2012 and 2011, respectively	998	755
Amortization of prior service cost included in net periodic pension cost, net of tax benefit of $123 and $124 in 2012 and 2011, respectively	(178)	(180)

Other comprehensive income	28,157	37,890

Total comprehensive income	$84,089	$122,093

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net income (loss)	$201,195	$(375,453)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains on securities available for sale arising during period, net of tax expense of $36,133 and $26,185 in 2012 and 2011, respectively	52,319	37,916
Reclassification adjustment for realized gains in net income (loss), net of tax expense of $40,526 in 2011	—	(61,942)
Postretirement benefit pension plans:
Amortization of net loss arising during period, net of tax expense of $2,070 and $1,565 for 2012 and 2011, respectively	2,994	2,266
Amortization or prior service cost included in net periodic pension cost, net of tax benefit of $368 and $372 in 2012 and 2011, respectively	(535)	(540)

Other comprehensive income (loss)	54,778	(22,300)

Total comprehensive income (loss)	$255,973	$(397,753)

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,720,890	4,705,255
Stock option plan expense	6,024	6,352
Tax benefit from stock plans	421	1,749
Allocation of ESOP stock	369	1,981
Vesting of RRP stock	59	2,609

Balance at end of period	4,727,763	4,717,946

Retained Earnings:
Balance at beginning of year	1,709,821	2,642,338
Net income (loss)	201,195	(375,453)
Dividends paid on common stock ($0.24 and $0.31 per share, respectively)	(119,080)	(153,114)
Exercise of stock options	(1,704)	(3,738)

Balance at end of period	1,790,232	2,110,033

Treasury Stock:
Balance at beginning of year	(1,719,114)	(1,725,946)
Purchase of common stock	(427)	(163)
Exercise of stock options	5,505	6,803

Balance at end of period	(1,714,036)	(1,719,306)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(198,223)	(204,230)
Allocation of ESOP stock	4,505	4,505

Balance at end of period	(193,718)	(199,725)

Accumulated other comprehensive income(loss):
Balance at beginning of year	39,651	85,406
Other comprehensive income (loss), net of tax	54,778	(22,300)

Balance at end of period	94,429	63,106

Total Shareholders’ Equity	$4,712,085	$4,979,469

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$201,195	$(375,453)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	93,556	97,206
Provision for loan losses	70,000	95,000
Gains on securities transactions, net	—	(102,468)
Loss on extinguishment of debt	—	1,172,092
Share-based compensation, including committed ESOP shares	10,956	15,447
Deferred tax expense (benefit)	51,181	(134,560)
Decrease in accrued interest receivable	26,432	80,647
Increase in other assets	(34,272)	(54,219)
Increase (decrease) in accrued expenses and other liabilities	26,642	(44,542)

Net Cash Provided by Operating Activities	445,690	749,150

Cash Flows from Investing Activities:
Originations of loans	(3,887,709)	(3,752,551)
Purchases of loans	(28,742)	(338,594)
Principal payments on loans	5,381,977	4,847,818
Principal collection of mortgage-backed securities held to maturity	855,316	1,373,355
Principal collection of mortgage-backed securities available for sale	1,882,793	2,200,255
Purchases of mortgage-backed securities available for sale	(1,473,243)	(3,591,347)
Proceeds from sales of mortgage backed securities available for sale	—	9,064,379
Proceeds from maturities and calls of investment securities held to maturity	500,000	2,300,000
Proceeds from sales of investment securities available for sale	—	82,475
Purchases of investment securities available for sale	(407,832)	—
Purchases of Federal Home Loan Bank of New York stock	(24,750)	(16,624)
Redemption of Federal Home Loan Bank of New York stock	145,097	162,000
Purchases of premises and equipment, net	(10,926)	(6,805)
Net proceeds from sale of foreclosed real estate	44,974	39,583

Net Cash Provided by Investment Activities	2,976,955	12,363,944

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(1,485,579)	248,293
Proceeds from borrowed funds	550,000	6,500,000
Principal payments on borrowed funds	(2,700,000)	(17,122,092)
Dividends paid	(119,080)	(153,114)
Purchases of treasury stock	(427)	(163)
Exercise of stock options	3,801	3,065
Tax benefit from stock plans	421	1,749

Net Cash Used in Financing Activities	(3,750,864)	(10,522,262)

Net (Decrease) Increase in Cash and Cash Equivalents	(328,219)	2,590,832
Cash and Cash Equivalents at Beginning of Year	754,080	669,397

Cash and Cash Equivalents at End of Period	$425,861	$3,260,229

Supplemental Disclosures:
Interest paid	$622,178	$963,805

Loans transferred to foreclosed real estate	$67,909	$51,891

Income tax payments	$99,066	$17,146

Income tax refunds	$5,294	$—

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

On March 30, 2012, the Bank entered into a Memorandum of Understanding with the OCC (the “Bank MOU”), which is substantially similar to the MOU the Bank entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. The Bank MOU replaces the June 24th memorandum of understanding. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program.

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

On August 27, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with M&T and Wilmington Trust Corporation, a Delaware corporation and a wholly owned subsidiary of M&T (“WTC”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Hudson City will merge with and into WTC, with WTC continuing as the surviving entity (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, Hudson City shareholders will have the right to receive with respect to each of their shares of common stock of the Company, at their election (but subject to proration and adjustment procedures), 0.08403 of a share of common stock, par value $0.50 per share, of M&T (the “M&T Common Stock”), or cash having a value equal to the product of 0.08403 multiplied by the average closing price of the M&T Common Stock for the ten trading days immediately prior to the completion of the Merger. The Merger Agreement provides that at the closing of the Merger, 40% of the outstanding shares of Hudson City common stock will be converted into the right to receive cash and the remainder of the outstanding shares of Hudson City common stock will be converted into the right to receive shares of M&T Common Stock.

Completion of the Merger is subject to various conditions, including, among others, (a) approval by Hudson City shareholders of the Merger Agreement, (b) approval by M&T shareholders of the issuance in the Merger of shares of M&T Common Stock, (c) effectiveness of the registration statement on Form S-4 for the M&T Common Stock to be issued in the

Notes to Unaudited Consolidated Financial Statements

Merger, (d) approval of the listing on the New York Stock Exchange of the shares of M&T Common Stock to be issued in the Merger, (e) the absence of any law or order prohibiting the closing of the Merger and (f) receipt of required regulatory approvals without the imposition of a condition or conditions that would reasonably be likely to have a material adverse effect on M&T and its subsidiaries, taken as a whole, giving effect to the Merger (measured on a scale relative to Hudson City and its subsidiaries taken as a whole) (as defined in the Merger Agreement). Each party’s obligation to consummate the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations and (iii) the receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Hudson City Bancorp and its wholly-owned subsidiary, Hudson City Savings.

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses (“ALL”) is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate. In addition, bank regulators, as an integral part of their supervisory function, periodically review our ALL. These regulatory agencies have the ability to require us, as they can require all banks, to increase our provision for loan losses or to recognize further charge-offs based on their judgments, which may be different from ours. Any increase in the ALL required by these regulatory agencies could adversely affect our financial condition and results of operations.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s 2011 Annual Report to Shareholders and incorporated by reference into Hudson City Bancorp’s 2011 Annual Report on Form 10-K.

Notes to Unaudited Consolidated Financial Statements

3. Earnings Per Share

The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings (loss) per share.

	For the Three Months Ended September 30,
	2012			2011
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
	(In thousands, except per share data)
Net income	$55,932			$84,203

Basic earnings per share:
Income available to common stockholders	$55,932	496,773	$0.11	$84,203	494,966	$0.17

Effect of dilutive common stock equivalents	—	6		—	123

Diluted earnings per share:
Income available to common stockholders	$55,932	496,779	$0.11	$84,203	495,089	$0.17

	For the Nine Months Ended September 30,
	2012			2011
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
	(In thousands, except per share data)
Net income (loss)	$201,195			$(375,453)

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$201,195	496,436	$0.41	$(375,453)	493,995	$(0.76)

Effect of dilutive common stock equivalents	—	10		—	—

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$201,195	496,446	$0.41	$(375,453)	493,995	$(0.76)

Common stock equivalents exclude outstanding options to purchase 24,046,905 shares of the Company’s common stock for the quarter ended September 30, 2012; options to purchase 24,087,514 shares of common stock for the nine months ended September 30, 2012; options to purchase 26,990,228 shares of common stock for the quarter ended September 30, 2011; and options to purchase 27,707,847 shares of common stock for the nine months ended September 30, 2011 as their inclusion would be anti-dilutive.

Notes to Unaudited Consolidated Financial Statements

4. Securities

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at September 30, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
	(In thousands)
September 30, 2012
Investment Securities:
Corporate debt	$406,785	$14,068	$—	$420,853
Equity securities	6,812	742	—	7,554

Total investment securities available for sale	$413,597	$14,810	$—	$428,407

Mortgage-backed securities:
GNMA pass-through certificates	$1,047,199	$39,866	$—	$1,087,065
FNMA pass-through certificates	4,421,561	100,619	—	4,522,180
FHLMC pass-through certificates	3,015,523	81,677	—	3,097,200
FHLMC and FNMA—REMICs	63,534	2,374	—	65,908

Total mortgage-backed securities available for sale	$8,547,817	$224,536	$—	$8,772,353

December 31, 2011
Investment securities:
Equity securities	$6,767	$601	$—	$7,368

Total investment securities available for sale	$6,767	$601	$—	$7,368

Mortgage-backed securities:
GNMA pass-through certificates	$1,139,894	$26,353	$(19)	$1,166,228
FNMA pass-through certificates	4,407,970	60,059	—	4,468,029
FHLMC pass-through certificates	3,390,467	61,689	—	3,452,156
FHLMC and FNMA—REMICs	81,768	2,209	—	83,977

Total mortgage-backed securities available for sale	$9,020,099	$150,310	$(19)	$9,170,390

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at September 30, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
	(In thousands)
September 30, 2012
Investment securities:
United States government-sponsored enterprises debt	$39,011	$6,566	$—	$45,577

Total investment securities held to maturity	$39,011	$6,566	$—	$45,577

Mortgage-backed securities:
GNMA pass-through certificates	$76,054	$2,943	$—	$78,997
FNMA pass-through certificates	928,496	72,570	(2)	1,001,064
FHLMC pass-through certificates	1,750,892	119,281	—	1,870,173
FHLMC and FNMA—REMICs	500,657	32,010	—	532,667

Total mortgage-backed securities held to maturity	$3,256,099	$226,804	$(2)	$3,482,901

December 31, 2011
Investment securities:
United States government-sponsored enterprises debt	$539,011	$6,750	$—	$545,761

Total investment securities held to maturity	$539,011	$6,750	$—	$545,761

Mortgage-backed securities:
GNMA pass-through certificates	$83,587	$2,602	$—	$86,189
FNMA pass-through certificates	1,154,638	78,603	(4)	1,233,237
FHLMC pass-through certificates	2,132,408	125,364	—	2,257,772
FHLMC and FNMA—REMICs	744,890	46,335	—	791,225

Total mortgage-backed securities held to maturity	$4,115,523	$252,904	$(4)	$4,368,423

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the fair values and unrealized losses of mortgage-backed securities with an unrealized loss at September 30, 2012 and December 31, 2011, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
September 30, 2012
Held to maturity:
FNMA pass-through certificates	$236	$(2)	$—	$—	$236	$(2)

Total temporarily impaired securities held to maturity	236	(2)	—	—	236	(2)

Total	$236	$(2)	$—	$—	$236	$(2)

December 31, 2011

Held to maturity:
FNMA pass-through certificates	$210	$(4)	$—	$—	$210	$(4)

Total temporarily impaired securities held to maturity	210	(4)	—	—	210	(4)

Available for sale:
GNMA pass-through certificates	12,891	(19)	—	—	12,891	(19)

Total temporarily impaired securities available for sale	12,891	(19)	—	—	12,891	(19)

Total	$13,101	$(23)	$—	$—	$13,101	$(23)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. We do not consider these investments to be other-than-temporarily impaired at September 30, 2012 and December 31, 2011 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the nine months ended September 30, 2012 or for the year ended December 31, 2011.

The amortized cost and estimated fair market value of our securities held to maturity and available-for-sale at September 30, 2012, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

Notes to Unaudited Consolidated Financial Statements

	Amortized Cost		Estimated Fair Market Value
	Mortgage-backed securities	Investment securities
		(In thousands)
September 30, 2012

Held to Maturity:
Due in one year or less	$6	$—	$6
Due after one year through five years	2,394	—	2,518
Due after five years through ten years	10,316	—	10,935
Due after ten years	3,243,383	39,011	3,515,019

Total held to maturity	$3,256,099	$39,011	$3,528,478

Available for Sale:
Due after one year through five years	$—	$406,785	$420,853
Due after ten years	8,547,817	—	8,772,353

Total available for sale	$8,547,817	$406,785	$9,193,206

There were no sales of mortgage-backed securities available-for-sale for the nine months ended September 30, 2012. Sales of mortgage-backed securities available-for-sale amounted to $8.96 billion for the nine months ended September 30, 2011, resulting in realized gains of $100.0 million. There were no sales of investment securities available-for-sale during the nine months ended September 30, 2012, as compared to sales of $80.0 million for the same period in 2011. Gross realized gains on sales and calls of investment securities available-for-sale were $2.5 million during the first nine months of 2011. Gains and losses on the sale of all securities are determined using the specific identification method.

5. Stock Repurchase Programs

We have previously announced several stock repurchase programs. Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Company MOU, future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. We did not purchase any of our common shares pursuant to the repurchase programs during the nine months ended September 30, 2012. Included in treasury stock are vested shares related to stock awards that were surrendered for withholding taxes. These shares are included in treasury stock purchases in the consolidated statements of cash flows and amounted to 62,579 and 17,145 shares for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

Notes to Unaudited Consolidated Financial Statements

6. Loans and Allowance for Loan Losses

Loans at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
First mortgage loans:
One- to four-family
Amortizing	$22,161,239	$23,480,909
Interest-only	4,578,710	4,779,863
FHA/VA	693,486	734,781
Multi-family and commercial	37,384	39,634
Construction	4,619	4,929

Total first mortgage loans	27,475,438	29,040,116

Consumer and other loans:
Fixed–rate second mortgages	111,561	131,597
Home equity credit lines	122,976	134,502
Other	22,099	21,130

Total consumer and other loans	256,636	287,229

Total loans	$27,732,074	$29,327,345

There were no loans held for sale at September 30, 2012 and December 31, 2011.

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

Credit Risk Profile based on Payment Activity
(In thousands)

	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
September 30, 2012
Performing	$21,907,639	$4,397,605	$35,303	$—	$110,092	$118,655	$19,655	$26,588,949
Non-performing	947,086	181,105	2,081	4,619	1,469	4,321	2,444	1,143,125

Total	$22,854,725	$4,578,710	$37,384	$4,619	$111,561	$122,976	$22,099	$27,732,074

December 31, 2011
Performing	$23,417,785	$4,566,001	$37,411	$585	$130,869	$130,897	$21,110	$28,304,658
Non-performing	797,905	213,862	2,223	4,344	728	3,605	20	1,022,687

Total	$24,215,690	$4,779,863	$39,634	$4,929	$131,597	$134,502	$21,130	$29,327,345

Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile by Internally Assigned Grade
(In thousands)

	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
September 30, 2012
Pass	$21,807,471	$4,355,958	$22,174	$—	$108,784	$118,259	$17,866	$26,430,512
Special mention	155,615	34,134	2,024	—	158	396	305	192,632
Substandard	891,639	188,618	13,186	4,619	2,619	4,321	3,928	1,108,930

Total	$22,854,725	$4,578,710	$37,384	$4,619	$111,561	$122,976	$22,099	$27,732,074

December 31, 2011
Pass	$23,325,078	$4,536,090	$23,997	$—	$130,649	$130,487	$19,231	$28,165,532
Special mention	146,391	26,428	2,989	—	220	410	593	177,031
Substandard	744,221	217,345	12,648	4,929	728	3,605	1,306	984,782

Total	$24,215,690	$4,779,863	$39,634	$4,929	$131,597	$134,502	$21,130	$29,327,345

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

Notes to Unaudited Consolidated Financial Statements

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At September 30, 2012 approximately 83% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at September 30, 2012 and December 31, 2011 are $4.58 billion and $4.78 billion, respectively, of interest-only one-to four- family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $181.1 million and $213.9 million of non-performing interest-only one-to four-family residential mortgage loans at September 30, 2012 and December 31, 2011, respectively.

In addition to our full documentation loan program, we originate loans to certain eligible borrowers as limited documentation loans. We have originated these types of loans for over 15 years. Loans eligible for limited documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. Limited documentation loans have an inherently higher level of risk compared to loans with full documentation. Included in our loan portfolio at September 30, 2012 are $3.96 billion of originated amortizing limited documentation loans and $917.2 million of originated limited documentation interest-only loans. Non-performing loans at September 30, 2012 include $154.6 million of originated amortizing limited documentation loans and $65.5 million of originated interest-only limited documentation loans. Included in our loan portfolio at December 31, 2011 are $3.85 billion of originated amortizing limited documentation loans and $956.2 million of originated limited documentation interest-only loans. Non-performing loans at December 31, 2011 included $126.9 million of originated amortizing limited documentation loans and $71.0 million or originated interest-only limited documentation loans.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our delinquent loans by class as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more and accruing (1)
				(Dollars in thousands)
At September 30, 2012
One- to four-family first mortgages:
Amortizing	$348,040	$175,597	$947,086	$1,470,723	$21,384,002	$22,854,725	$122,630
Interest-only	60,610	34,970	181,105	276,685	4,302,025	4,578,710	—
Multi-family and commercial mortgages	1,754	530	2,081	4,365	33,019	37,384	—
Construction loans	—	—	4,619	4,619	—	4,619	—
Consumer and other loans:
Fixed-rate second mortgages	819	609	1,469	2,897	108,664	111,561	—
Home equity lines of credit	1,360	396	4,321	6,077	116,899	122,976	—
Other	599	—	2,444	3,043	19,056	22,099	—

Total	$413,182	$212,102	$1,143,125	$1,768,409	$25,963,665	$27,732,074	$122,630

At December 31, 2011
One- to four-family first mortgages:
Amortizing	$357,099	$158,546	$797,905	$1,313,550	$22,902,140	$24,215,690	$97,476
Interest-only	63,360	27,833	213,862	305,055	4,474,808	4,779,863	—
Multi-family and commercial mortgages	1,521	393	2,223	4,137	35,497	39,634	—
Construction loans	—	—	4,344	4,344	585	4,929	—
Consumer and other loans:
Fixed-rate second mortgages	1,202	220	728	2,150	129,447	131,597	—
Home equity lines of credit	2,471	410	3,605	6,486	128,016	134,502	—
Other	1,536	2	20	1,558	19,572	21,130	—

Total	$427,189	$187,404	$1,022,687	$1,637,280	$27,690,065	$29,327,345	$97,476

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At September 30, 2012		At December 31, 2011
	Total loans	Non-performing Loans	Total loans	Non-performing Loans
New Jersey	44.0%	50.0%	44.7%	51.3%
New York	24.3	21.6	22.4	19.5
Connecticut	14.7	7.2	14.6	6.8

Total New York metropolitan area	83.0	78.8	81.7	77.6

Pennsylvania	4.9	1.9	4.7	1.4
Virginia	2.2	2.5	2.6	2.9
Illinois	2.0	4.3	2.3	4.7
Maryland	1.9	3.8	2.0	3.2
All others	6.0	8.7	6.7	10.2

Total Outside New York metropolitan area	17.0	21.2	18.3	22.4

	100.0%	100.0%	100.0%	100.0%

Notes to Unaudited Consolidated Financial Statements

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Non-accrual loans:
One-to four-family amortizing loans	$824,456	$700,429
One-to four-family interest-only loans	181,105	213,862
Multi-family and commercial mortgages	2,081	2,223
Construction loans	4,619	4,344
Fixed-rate second mortgages	1,469	728
Home equity lines of credit	4,321	3,605
Other loans	2,444	20

Total non-accrual loans	1,020,495	925,211
Accruing loans delinquent 90 days or more (1)	122,630	97,476

Total non-performing loans	$1,143,125	$1,022,687

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized during the first nine months of 2012, if interest on all such loans had been recorded based upon original contract terms amounted to approximately $47.9 million as compared to $40.1 million for the same period in 2011. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

Loans modified in a troubled debt restructuring totaled $123.2 million at September 30, 2012 of which $8.3 million are 30 to 59 days past due, $11.1 million are 60 to 89 days past due and $39.4 million are 90 days or more past due and are included in non-accrual loans. The remaining troubled debt restructurings were current at September 30, 2012 and have complied with the terms of their restructure agreement. Based on recent regulatory guidance, we have classified $32.0 million of loans that have completed Chapter 7 bankruptcy as troubled debt restructurings. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $10.8 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first nine months of 2012 for which we ceased accruing interest. At December 31, 2011, loans modified in a troubled debt restructuring totaled $66.5 million of which $7.4 million were 30 to 59 days past due, $4.8 million were 60 to 89 days past due and $11.4 million were 90 days or more past due and are included in non-accrual loans at that date.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our troubled debt restructuring by class as of the date indicated.

	September 30, 2012			December 31, 2011
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(In thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	293	$109,104	$100,187	146	$57,336	$53,831
Interest-only	26	13,300	13,272	9	4,970	4,799
Multi-family and commercial mortgages	2	7,911	7,911	2	7,911	7,911
Consumer and other loans	14	1,797	1,783	—	—	—

Total	335	$132,112	$123,153	157	$70,217	$66,541

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at the date indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
September 30, 2012
One-to four-family amortizing loans	$100,187	$107,997	$—	$104,168	$2,597
One-to four-family interest-only loans	13,272	14,807	—	13,699	293
Multi-family and commercial mortgages	7,343	10,114	2,771	10,121	363
Construction loans	3,499	4,619	1,120	4,441	—
Consumer and other loans	1,719	1,783	64	1,782	46

Total	$126,020	$139,320	$3,955	$134,211	$3,299

December 31, 2011
One-to four-family amortizing loans	$53,831	$56,876	$—	$55,595	$2,411
One-to four-family interest-only loans	4,799	4,974	—	4,891	159
Multi-family and commercial mortgages	6,548	10,266	3,718	10,294	485
Construction loans	3,622	4,344	722	4,752	—

Total	$68,800	$76,460	$4,440	$75,532	$3,055

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in our ALL for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$287,901	$262,306	$273,791	$236,574

Charge-offs	(21,013)	(21,350)	(67,525)	(73,347)
Recoveries	4,685	2,798	15,307	10,527

Net charge-offs	(16,328)	(18,552)	(52,218)	(62,820)

Provision for loan losses	20,000	25,000	70,000	95,000

Balance at end of period	$291,573	$268,754	$291,573	$268,754

The following table presents the activity in our ALL by portfolio segment.

	One-to four- Family Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)
Balance at December 31, 2011	$264,922	$4,382	$734	$3,753	$273,791

Provision for loan losses	70,215	(972)	386	371	70,000
Charge-offs	(67,281)	—	—	(244)	(67,525)
Recoveries	15,306	—	—	1	15,307

Net charge-offs	(51,975)	—	—	(243)	(52,218)

Balance at September 30, 2012	$283,162	$3,410	$1,120	$3,881	$291,573

Loan portfolio:
Balance at September 30, 2012
Individually evaluated for impairment	$113,459	$10,114	$4,619	$1,783	$129,975
Collectively evaluated for impairment	27,319,976	27,270	—	254,853	27,602,099
Allowance
Individually evaluated for impairment	$5,938	$2,771	$1,120	$64	$9,893
Collectively evaluated for impairment	277,224	639	—	3,817	281,680

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

Notes to Unaudited Consolidated Financial Statements

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

We obtain new collateral values by the time a loan becomes 180 days delinquent and then annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $52.2 million for the nine months ended September 30, 2012 as compared to $62.8 million for the corresponding period in 2011.

7. Borrowed Funds

Borrowed funds at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012		December 31, 2011
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$800,000	4.53%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,950,000	4.45	6,950,000	4.45
Advances from the FHLB	5,975,000	4.27	8,125,000	3.39

Total borrowed funds	$12,925,000	4.37%	$15,075,000	3.87%

Accrued interest payable	$68,004		$66,252

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or For the Nine Months Ended September 30, 2012	At or For the Year Ended December 31, 2011
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the period	$6,950,000	$9,127,800

Maximum balance outstanding at any month-end during the period	$6,950,000	$14,750,000

Weighted average rate during the period	4.45%	4.37%

FHLB Advances:
Average balance outstanding during the period	$7,002,024	$13,349,342

Maximum balance outstanding at any month-end during the period	$7,875,000	$14,875,000

Weighted average rate during the period	3.78%	3.44%

Notes to Unaudited Consolidated Financial Statements

At September 30, 2012, $7.93 billion of our borrowed funds may be put back to us at the discretion of the lender. The remaining $5.00 billion of borrowed funds at September 30, 2012 are fixed-rate, fixed-maturity borrowings. At September 30, 2012, borrowed funds had scheduled maturities and potential put dates as follows:

	Borrowings by Scheduled		Borrowings by Earlier of Scheduled
	Maturity Date		Maturity or Next Potential Put Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)
2012	$750,000	0.80%	$3,425,000	3.61%
2013	—	—	1,325,000	4.69
2014	—	—	3,725,000	4.47
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.37	—	—
2018	700,000	3.65	250,000	3.10
2019	1,725,000	4.62	—	—
2020	3,275,000	4.53	—	—

Total	$12,925,000	4.37%	$12,925,000	4.37%

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets amounted to $154.1 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) in 2006.

We performed our annual goodwill impairment analysis as of June 30, 2012, with the assistance of an independent third-party valuation firm, and also perform interim impairment reviews if an event or circumstances occur which may indicate that the fair value of the Company is less than the Company’s book value. The Company announced the Merger in the third quarter of 2012. The merger price based on the closing price of M&T’s Common Stock on August 24, 2012, the last trading day before the announcement of the Merger and based on the average of M&T’s Common Stock from the announcement date to September 30, 2012, was $7.22 and $8.00, respectively or a fair value of $3.81 billion for the Company based on the merger price and shares outstanding on August 27, 2012. Since this amount is less than the reported amount of shareholders’ equity, we re-assessed goodwill for impairment at September 30, 2012.

For Step 2 of the goodwill impairment test, we compared the fair value of the Company based on the Merger price with the fair value of the assets and liabilities of the Company to calculate an implied goodwill. Based on our Step 2 analysis, the implied goodwill of the Company exceeded the carrying value of goodwill. The results of the Step 2 analysis were attributable to several factors. In addition, the estimated fair value of the Company is based on the market price of our common stock. The results of the Step 2 analysis are highly sensitive to these measurements, as well as the key assumptions in determining the estimated fair value of the Company.

Notes to Unaudited Consolidated Financial Statements

Based on the results of the goodwill impairment analysis, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during the nine months ended September 30, 2012. The estimation of the fair value of the Company requires the use of estimates and assumptions and results in a greater degree of uncertainty. In addition, the estimated fair value of the Company is based on, among other things, the market price of our common stock as calculated based on the terms of the Merger. As a result of the current volatility in market and economic conditions, these estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

9. Fair Value Measurements

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at September 30, 2012 and December 31, 2011. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by U.S. government-sponsored entities (the “GSEs”). The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for

Notes to Unaudited Consolidated Financial Statements

identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service and review them for reasonableness. We also own equity securities with a carrying value of $7.6 million at September 30, 2012 and $7.4 million at December 31, 2011 for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

		Fair Value Measurements at September 30, 2012 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$8,772,353	$—	$8,772,353	$—
Corporate debt	420,853	—	420,853	—

Total available for sale debt securities	9,193,206	—	9,193,206	—

Available for sale equity securities:
Financial services industry	$7,554	$7,554	$—	$—

Total available for sale equity securities	7,554	7,554	—	—

Total available for sale securities	$9,200,760	$7,554	$9,193,206	$—

		Fair Value at December 31, 2011 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$9,170,390	$—	$9,170,390	$—

Total available for sale debt securities	9,170,390	—	9,170,390	—

Available for sale equity securities:
Financial services industry	$7,368	$7,368	$—	$—

Total available for sale equity securities	7,368	7,368	—	—

Total available for sale securities	$9,177,758	$7,368	$9,170,390	$—

Assets that were measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with FASB guidance amounted to $130.0 million and $73.2 million at September 30, 2012 and December 31, 2011, respectively. Based on this evaluation, we established an ALL of $4.0 million and $4.4 million for those respective periods. There was no provision for loan losses related to these loans for the first nine months of 2012 and 2011. These impaired loans are individually assessed to determine that the loan’s

Notes to Unaudited Consolidated Financial Statements

carrying value is not in excess of the fair value of the collateral, less estimated selling costs or the present value of the loan’s expected future cash flows. For impaired loans that are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted of one-to four-family properties and amounted to $45.3 and $40.6 million at September 30, 2012 and December 31, 2011, respectively. During the first nine months of 2012 and 2011, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $2.8 million and $2.7 million, respectively. Write downs and net loss on sale related to foreclosed real estate that were charged to non-interest expense amounted to $1.3 million and $4.9 million for those respective periods.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011.

	Fair Value Measurements at September 30, 2012 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$129,975	$—
Foreclosed real estate	—	—	45,336	(1,317)

	Fair Value Measurements at December 31, 2011 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$73,240	$(2,280)
Foreclosed real estate	—	—	40,619	(7,461)

Notes to Unaudited Consolidated Financial Statements

The following table provides a reconciliation of assets measured at fair value on a non-recurring basis at September 30, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(In thousands)
	Foreclosed Real Estate	Impaired Loans
Beginning balance at December 31, 2011	$40,619	$73,240
Gain (loss) on sale of foreclosed properties	(1,317)	—
Net transfers in (out)	6,034	56,735

Ending balance at September 30, 2012	$45,336	$129,975

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012.

	September 30, 2012
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
		(In thousands)
Impaired loans:
One-to four-family mortgages	$115,242	Net Present Value	N/A	0.0%-39.1% (3.0%)
Multi-family, Commercial and Construction mortgages	14,733	Appraisal Value	Adjustment for differences between the comparable sales.	N/A
Foreclosed real estate	45,336	Appraisal Value	Adjustment for differences between the comparable sales.	0.0%-100.0% (9.1%)

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

Notes to Unaudited Consolidated Financial Statements

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

The estimated fair values of financial instruments are summarized as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and due from banks	$112,157	$112,157	$194,029	$194,029
Federal funds sold and other overnight deposits	313,704	313,704	560,051	560,051
Investment securities held to maturity	39,011	45,577	539,011	545,761
Investment securities available for sale	428,407	428,407	7,368	7,368
Federal Home Loan Bank of New York stock	390,217	390,217	510,564	510,564
Mortgage-backed securities held to maturity	3,256,099	3,482,901	4,115,523	4,368,423
Mortgage-backed securities available for sale	8,772,353	8,772,353	9,170,390	9,170,390
Loans	27,533,618	29,332,949	29,137,359	30,935,705

Liabilities:
Deposits	24,022,181	24,232,928	25,507,760	25,707,551
Borrowed funds	12,925,000	15,248,961	15,075,000	17,428,484

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

Notes to Unaudited Consolidated Financial Statements

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

The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended September 30,
	Retirement Plans		Other Benefits
	2012	2011	2012	2011
		(In thousands)
Service cost	$1,298	$1,123	$307	$250
Interest cost	2,149	2,190	573	646
Expected return on assets	(3,007)	(3,080)	—	—
Amortization of:
Net loss	1,382	945	306	332
Unrecognized prior service cost	90	87	(391)	(391)

Net periodic benefit cost	$1,912	$1,265	$795	$837

	For the Nine Months Ended September 30,
	Retirement Plans		Other Benefits
	2012	2011	2012	2011
		(In thousands)
Service cost	$3,894	$3,369	$921	$750
Interest cost	6,447	6,570	1,719	1,938
Expected return on assets	(9,021)	(9,240)	—	—
Amortization of:
Net loss	4,146	2,835	918	996
Unrecognized prior service cost	270	261	(1,173)	(1,173)

Net periodic benefit cost	$5,736	$3,795	$2,385	$2,511

We made no contributions to the pension plans during the first nine months of 2012 or 2011.

Notes to Unaudited Consolidated Financial Statements

11. Stock-Based Compensation

Stock Option Plans

A summary of the changes in outstanding stock options is as follows:

	For the Nine Months Ended September 30,
	2012		2011
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	28,825,986	$12.77	28,129,885	$12.68
Granted	—	—	1,618,932	9.22
Exercised	(684,972)	5.55	(846,384)	3.62
Forfeited	(336,584)	12.05	(7,500)	12.76

Outstanding at end of period	27,804,430	$12.96	28,894,933	$12.77

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

In April 2011, our shareholders approved the Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan (the “2011 SIP”) authorizing us to grant up to 28,750,000 shares of common stock including 2,070,000 shares remaining under the 2006 SIP. During 2011, the Committee authorized stock option grants (the “2011 option grants”) pursuant to the 2011 SIP for 1,618,932 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 1,308,513 will vest between April 2014 and July 2014 if certain financial performance measures are met and employment continues through the vesting date (the “2011 Performance Options”). The remaining 310,419 options vested in April 2012. The 2011 option grants have an expiration period of ten years. We have determined that it is probable these performance measures for the 2011 Performance Options will be met and have recorded compensation expense for the those grants accordingly.

Notes to Unaudited Consolidated Financial Statements

Compensation expense related to our outstanding stock options amounted to $446,000 and $1.9 million for the three months ended September 30, 2012 and 2011, respectively and $1.5 million and $6.4 million, for the nine months ended September 30, 2012 and 2011, respectively.

Stock Awards

During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the 2006 SIP for 847,750 shares of our common stock. These shares were issued from treasury stock and were scheduled to vest in annual installments over a three-year period if certain performance measures were met and employment continued through the vesting date. These performance measures were met and we recorded compensation expense for the 2009 stock awards over the vesting period based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the “2010 stock awards”) pursuant to the 2006 SIP for 18,000 shares of our common stock. Expense for the 2010 stock awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12. Total compensation expense for stock awards amounted to $19,675 and $870,000 for the three months ended September 30, 2012 and 2011, respectively, and $59,025 and $2.6 million, for the nine months ended September 30, 2012 and 2011, respectively.

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

Stock unit awards were made in 2012 (the “2012 stock unit awards”) pursuant to the 2011 SIP for a total of $12.7 million, or stock units of 1,768,859 shares. 2012 stock unit awards to employees vest if service continues through the third anniversary of the awards and certain financial performance measures are met. The 2012 stock unit awards include stock units of 980,278 shares that will be settled, if vested, in shares of our common stock on the third and sixth anniversaries of the awards. The 2012 stock unit awards also included variable performance stock units (“VPUs”) of 713,254 shares which will be settled, if vested, in shares of our common stock on the third anniversary of the awards. The percentage of VPUs that will vest will be determined by ranking the total shareholder return of the Company’s common stock over the performance period against the total shareholder return of a peer group of 50 companies and also on return on tangible equity measures. Based on the level of performance, between 0% and 150% of the VPUs may vest. The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized regardless of whether the market conditions are met.

Notes to Unaudited Consolidated Financial Statements

The fair value of the VPUs was estimated as of the date of grant using a Monte Carlo simulation model, which utilized multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award as follows:

2012 VPUs
HCBK closing price	$7.10
Expected volatility	35.28%
Risk-free interest rate	0.39%
Remaining term (in years)	2.68
Fair value of VPUs granted	$7.44

The expected volatility assumption was calculated based on the weighting of our historical and rolling volatility for the expected term of the option grants. The risk-free interest rate was determined by reference to the continuously compounded yield on Treasury obligations for the expected term.

The remaining 75,327 stock unit awards will vest in April 2013. Expense for the stock unit awards is recognized over their vesting period and is based on the fair value of our common stock on each stock unit grant date, based on quoted market prices. Total compensation expense for stock unit awards amounted to $1.9 million and $872,000 for the three months ended September 30, 2012 and 2011, respectively, and $4.5 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Notes to Unaudited Consolidated Financial Statements

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

13. Legal Matters

Eighteen putative class action complaints have been filed in the Court of Chancery, Delaware against Hudson City, its directors, and M&T challenging the Merger. Each of these complaints names Hudson City and all of the current members of Hudson City’s board of directors as defendants. Certain of the complaints also name Hudson City Savings Bank and Wilmington Trust Corporation as defendants. The complaints allege that the Hudson City directors breached their fiduciary duties to Hudson City’s public shareholders by approving the merger at an unfair price. Various of the complaints also generally allege that the Merger was the product of a flawed sales process, that the directors approved provisions in the merger agreement that constitute impermissible deal protection devices, and that certain officers and directors of Hudson City will receive personal benefits from the Merger not shared in by other Hudson City stockholders. The complaints further allege that M&T aided and abetted the alleged breaches of fiduciary duties. Certain of the complaints also allege that Hudson City and Wilmington Trust Corporation aided and abetted the alleged breaches of fiduciary duties.

Three amended complaints have been filed in the Delaware actions. These complaints add disclosure claims, alleging that the board of directors provided materially misleading and incomplete information to stockholders in the Form S-4 Registration Statement. Some of the amended complaints also expand upon claims that certain board members will receive personal benefits from the merger not shared in by other stockholders. Certain plaintiffs filed motions to consolidate and to expedite the Delaware actions. The Court has held a hearing on the motions to consolidate and appointed lead plaintiffs for a consolidated action. Requests for the production of documents have been filed in certain of the Delaware actions. Plaintiffs have agreed that defendants will not have to respond to any complaints or produce any discovery in the Delaware actions until an operative complaint has been identified.

Six putative class actions challenging the merger have also been filed in the Superior Court for Bergen County, Chancery Division, of New Jersey. These complaints allege that the Hudson City directors breached their fiduciary duties to Hudson City’s public shareholders by approving the Merger through a flawed sale process and at an unfair price. Various of the complaints also generally allege, that the directors approved provisions in the merger agreement that constitute impermissible deal protection devices, and that certain officers and directors of Hudson City will receive personal benefits from the Merger not shared in by other Hudson City stockholders. The complaints further allege that M&T aided and abetted the alleged breaches of fiduciary duties. Certain of the complaints also allege that Hudson City and Wilmington Trust Corporation aided and abetted the alleged breaches of fiduciary duties. The Court has consolidated these six actions and any subsequent actions into a single matter: In re Hudson City Bancorp, Inc. Shareholder Litigation. The Court also has appointed co-lead counsel. The New Jersey plaintiffs have not yet filed a consolidated, amended complaint.

All of the lawsuits seek, among other things, to enjoin completion of the Merger and an award of costs and attorneys’ fees. Certain of the actions also seek an accounting of damages sustained as a result of the alleged breaches of fiduciary duty and punitive damages. The defendants believe these actions are without merit and intend to defend vigorously against the claims.

14. Subsequent Event

On October 29, 2012, and continuing through October 30, 2012, the New York metropolitan area was hit by Hurricane Sandy, one of the most significant storm systems experienced in this area. As a result, we temporarily ceased all operations. By November 1, 2012, the Bank was able to reopen 75 branches with full banking services and normal business hours, while 55 branches were without power and/or telephones, but providing limited service and hours to meet customers’ emergency needs. We have since resumed full banking services in all of our branches except for 4 branches that remain unable to open. We are continuing to assess the damage resulting from the storm. We cannot at this time assess the impact that this storm may have had on our borrowers or on the related collateral for loans.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Pending Merger

On August 27, 2012, the Company entered into an Agreement and Plan of Merger with M&T and WTC, with WTC as the surviving entity. As part of the Merger, the Bank will merge with and into Manufacturers and Traders Trust Company. Subject to the terms and conditions of the Merger Agreement, in the Merger, Hudson City shareholders will have the right to receive with respect to each of their shares of common stock of the Company, at their election (but subject to proration and adjustment procedures), 0.08403 of a share of M&T Common Stock, or cash having a value equal to the product of 0.08403 multiplied by the average closing price of the M&T Common Stock for the ten days immediately prior to the completion of the Merger. The Merger Agreement also provides that at the closing of the Merger, 40% of the outstanding shares of Hudson City common stock will be converted into the right to receive cash and the remainder of the outstanding shares of Hudson City common stock will be converted into the right to receive shares of M&T Common Stock. In connection with the Merger, M&T has filed a registration statement on Form S-4 with the SEC that includes a joint proxy statement of the Company and M&T and a prospectus of M&T, as well as other relevant documents concerning the Merger. The registration statement is subject to completion and has not yet become effective. A definitive proxy statement will be mailed to shareholders of the Company after the registration statement is declared effective. The Merger is subject to shareholder and regulatory approvals and the satisfaction of other customary conditions. The Company anticipates that the closing of the Merger will take place in the second quarter of 2013.

Financial Condition and Results of Operations

During the first nine months of 2012, we continued to focus on our traditional consumer-oriented business model through the origination of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. Market interest rates remained at historically low levels during 2011 and during the first nine months of 2012 and, as a result, we continued to reduce the size of our balance sheet.

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

The Transactions were part of our ongoing strategy to reduce interest rate risk and realign our funding mix. We decided to complete the Transactions because of the effect that the then recent market events, including the unprecedented involvement of the U.S. government and the GSEs in the mortgage market and the protracted period of historically low market interest rates had on our balance sheet. The extended low interest rate environment caused accelerated prepayment speeds on our mortgage-related assets and calls of our investment securities resulting in the reinvestment of these funds at the current low market interest rates. These lower-yielding assets and higher-cost borrowings, which did not reprice during this extended low rate environment, caused margin compression and heightened interest rate risk concerns for us.

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

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that the economy has continued to expand at a moderate pace in recent months. Growth in employment has slowed in recent months, and the unemployment rate remains elevated. The FOMC noted that while the housing sector has showed signs of improvement and household spending continues to advance, growth in business fixed investment has slowed. The national unemployment rate was 7.9% during October 2012 representing a decline from 8.5% in December 2011. The FOMC decided to maintain the overnight lending rate at zero to 0.25% during the third quarter of 2012 and stated that exceptionally low levels for the federal funds rate are likely to be warranted at least through mid-2015. As a result, market interest rates have remained at low levels, and consequently, the yields on our mortgage-related assets have continued to decrease during the first nine months of 2012.

The FOMC also decided to expand its accommodative monetary policy by purchasing an additional $40 billion of agency mortgage-backed securities per month to ensure that inflation is at the rate most consistent with its dual mandate regarding both inflation and unemployment. The Federal Reserve program “Operation Twist”, which was originally set to expire at the end of June, has been extended until the end of the year. This program consists of the purchase of Treasury securities with remaining maturities of 6 to 30 years funded by the sale of an equal amount of Treasury securities with remaining maturities of 3 years or less. These programs will continue to put downward pressure on longer-term interest rates.

Net interest income decreased $41.3 million, or 16.9%, to $203.3 million for the third quarter of 2012 as compared to $244.6 million for the third quarter of 2011. Our interest rate spread increased slightly to 1.80% for the third quarter of 2012 as compared to 1.76% for the third quarter of 2011. Our net interest margin was 2.02% for the third quarter of 2012 as compared to 1.97% for the third quarter of 2011. The decrease in net interest income reflects the overall decrease in interest-earning assets and interest-bearing liabilities as a result of the extinguishment of $4.3 billion of borrowings during the fourth quarter of 2011 and the continued decrease in the size of our balance sheet as a result of the lack of reinvestment opportunities.

Net interest income decreased $112.3 million, or 14.5%, to $661.7 million for the first nine months of 2012 as compared to $774.0 million for the first nine months of 2011, primarily reflecting the reduction in the size of our balance sheet. Our interest rate spread increased 18 basis points to 1.91% for the nine months ended September 30, 2012 as compared to 1.73% for the nine months ended September 30, 2011. Our net interest margin increased 17 basis points to 2.11% as compared to 1.94% for the those same respective periods. The increase in our interest rate spread and net interest margin for the first nine months of 2012 is primarily due to the effects of the Transactions.

Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. In addition, over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis. The GSEs involvement is also an attempt to provide stimulus to the housing markets and has caused the interest rates for the thirty year fixed rate mortgage loans that conform to the GSEs’ guidelines for purchase to remain low. We originate such conforming loans and retain them in our portfolio. Further, the FOMC has decided to maintain the overnight lending rate at the current level of zero to 0.25% through mid-2015 if recent economic conditions continue. We expect this adverse environment for portfolio lending to continue, with the likely result that we will continue to experience compression of our net interest margin. We expect that this compression in net interest margin, along with the reduction in the size of our balance sheet from the Transactions, will result in a reduction of net interest income for the remainder of 2012.

The provision for loan losses amounted to $20.0 million and $70.0 million for the three and nine month periods ended September 30, 2012 as compared to $25.0 million and $95.0 million for the three and nine month periods ended September 30, 2011. The decrease in our provision for loan losses during the third quarter of 2012 as compared to the same period in 2011 was due primarily to the overall declining trend in net charge-offs and a decrease in the size of the loan portfolio, yet resulted in an overall increase in our allowance for loan losses as non-performing loans continued to increase. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, amounted to $1.14 billion at September 30, 2012 compared with $1.02 billion at December 31, 2011. The ratio of non-performing loans to total loans was 4.12% at September 30, 2012 compared with 3.48% at December 31, 2011. The highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers have resulted in greater bank regulatory, court and state attorney general scrutiny. As a result, our foreclosure process and the time to complete a foreclosure continue to be prolonged, especially in New York and New Jersey where 72% of our non-performing loans are located. We are now experiencing a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries.

Total non-interest income was $3.0 million for the third quarter of 2012 as compared to $3.1 million for the same quarter in 2011. Non-interest income for the third quarter of 2012 is primarily made up of service fees and charges on deposit and loan accounts.

Total non-interest income was $8.7 million for the first nine months of 2012 as compared to $111.0 million for the same period in 2011. Included in non-interest income for the first nine months of 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of $9.04 billion of securities available-for-sale. Substantially all of the proceeds from the sale of securities were used to repay borrowings in the Restructuring Transaction. There were no securities sales for the nine months ended September 30, 2012.

Total non-interest expense amounted to $93.9 million for the third quarter of 2012 as compared to $83.7 million for the third quarter of 2011. This increase is due to increases of $6.7 million in compensation and employee benefit costs and $7.3 million in other expense (including $6.1 million of Merger related costs), partially offset by a decrease of $3.6 million in Federal deposit insurance expense. The decrease in Federal deposit insurance expense for the quarter ended September 30, 2012 is primarily due to the reduction in the size of our balance sheet as a result of the Transactions.

Total non-interest expense amounted to $269.0 million for the nine months ended September 30, 2012 as compared to $1.41 billion for the nine months ended September 30, 2011. Included in total non-interest expense for the first nine months of 2011 was a $1.17 billion loss on the extinguishment of debt related to the Restructuring Transaction. The increase in total non-interest expense for the first nine months of 2012 was due to an increase of $8.4 million in compensation and employee benefit costs, an increase of $11.4 million in other expense (including $6.1 million of Merger related costs), and an increase of $10.6 million in Federal deposit insurance expense.

Net loans amounted to $27.53 billion at September 30, 2012 as compared to $29.14 billion at December 31, 2011. During the first nine months of 2012, our loan production amounted to $3.92 billion as compared to $4.09 billion for the nine months ended September 30, 2011. Loan production was offset by principal repayments of $5.38 billion in the first nine months of 2012, as compared to principal repayments of $4.85 billion for the first nine months of 2011.

Total mortgage-backed securities decreased $1.26 billion to $12.03 billion at September 30, 2012 from $13.29 billion at December 31, 2011. The decrease in mortgage-backed securities reflected repayments of $2.74 billion, partially offset by purchases of $1.47 billion of mortgage-backed securities issued by GSEs.

Investment securities decreased $79.0 million to $467.4 million at September 30, 2012 from $546.4 million at December 31, 2011 due to calls of $500.0 million during the nine months ended September 30, 2012. The proceeds from these calls were used to purchase $407.8 million of corporate bonds.

Total deposits amounted to $24.02 billion at September 30, 2012 as compared to $25.51 billion at December 31, 2011. The decrease in deposits was due to planned reductions in our deposit rates to curtail deposit growth while we experience excess liquidity from prepayment activity and limited investment opportunities.

Borrowings amounted to $12.93 billion at September 30, 2012 as compared to $15.08 billion at December 31, 2011. The decrease in borrowings was due to the maturity of short-term borrowings utilized as part of the Restructuring Transaction.

The Bank is currently subject to the Bank MOU. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that are intended to enable us to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. The implementation of the strategic plan has been suspended pending the completion of the Merger.

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

On October 29, 2012, and continuing through October 30, 2012, the New York metropolitan area was hit by Hurricane Sandy, one of the most significant storm systems experienced in this area. As a result, we temporarily ceased all operations. By November 1, 2012, the Bank was able to reopen 75 branches with full banking services and normal business hours, while 55 branches were without power and/or telephones, but providing limited service and hours to meet customers’ emergency needs. We have since resumed full banking services in all of our branches except for 4 branches that remain unable to open. We are continuing to assess the damage resulting from the storm. We cannot at this time assess the impact that this storm may have had on our borrowers or on the related collateral for loans.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets decreased $3.46 billion, or 7.6%, to $41.90 billion at September 30, 2012 from $45.36 billion at December 31, 2011. The decrease in total assets reflected a $1.61 billion decrease in net loans, a $1.26 billion decrease in total mortgage-backed securities, a $328.2 million decrease in cash and cash equivalents and a $120.4 million decrease in Federal Home Loan Bank of New York (“FHLB”) stock.

Net loans amounted to $27.53 billion at September 30, 2012 as compared to $29.14 billion at December 31, 2011. During the first nine months of 2012, our loan production amounted to $3.92 billion as compared to $4.09 billion for the same period in 2011. Loan production was offset by principal repayments of $5.38 billion in the first nine months of 2012, as compared to principal repayments of $4.85 billion for the first nine months of 2011.

The decrease in loan production during the first nine months of 2012 primarily reflects our low appetite for adding long-term fixed rate loans to our portfolio in the current low market interest rate environment. The decrease in net loans was also due to continued elevated levels of refinancing activity caused by low market interest rates.

Our first mortgage loan production during the first nine months of 2012 was substantially all in one- to four-family mortgage loans. Approximately 60% of mortgage loan originations for the first nine months of 2012 were variable-rate loans as compared to approximately 41% for the corresponding period in 2011. Fixed-rate mortgage loans accounted for 62.9% of our first mortgage loan portfolio at September 30, 2012 as compared to 66.8% at December 31, 2011.

Our ALL amounted to $291.6 million at September 30, 2012 and $273.8 million at December 31, 2011. Non-performing loans amounted to $1.14 billion, or 4.12% of total loans, at September 30, 2012 as compared to $1.02 billion, or 3.48% of total loans, at December 31, 2011.

Total mortgage-backed securities decreased $1.26 billion to $12.03 billion at September 30, 2012 from $13.29 billion at December 31, 2011. The decrease in mortgage-backed securities reflected repayments of $2.73 billion, partially offset by purchases of $1.47 billion of mortgage-backed securities issued by GSEs. At September 30, 2012, variable-rate mortgage-backed securities accounted for 85.7% of our portfolio compared with 84.1% at December 31, 2011.

Total investment securities decreased $79.0 million, or 14.5%, to $467.4 million at September 30, 2012 as compared to $546.4 million at December 31, 2011. The decrease in investment securities is primarily due to calls of $500.0 million of investment securities partially offset by the purchase of corporate bonds in the amount of $407.8 million during the nine months ended September 30, 2012.

FHLB stock decreased $120.4 million to $390.2 million at September 30, 2012 as compared to $510.6 million at December 31, 2011. The decrease in the balance of FHLB stock was primarily due to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Total cash and cash equivalents decreased $328.2 million to $425.9 million at September 30, 2012 as compared to $754.1 million at December 31, 2011. The decrease in cash is due primarily to the decrease in deposits as we continue our balance sheet reduction while profitable investment opportunities remain scarce in the current environment. Other assets decreased $51.7 million to $677.5 million at September 30, 2012 from $729.2 million at December 31, 2011. The decrease in other assets is due to a decrease in current and deferred taxes of $59.8 million primarily due to accrued tax expense related to earnings during the first nine months of 2012.

Total liabilities decreased $3.61 billion, or 8.9%, to $37.19 billion at September 30, 2012 from $40.80 billion at December 31, 2011. The decrease in total liabilities primarily reflected a $2.15 billion decrease in borrowed funds and a decrease in total deposits of $1.49 billion.

Total deposits decreased $1.49 billion, or 5.8%, to $24.02 billion at September 30, 2012 from $25.51 billion at December 31, 2011. The decrease in total deposits reflected a $1.41 billion decrease in our money market accounts and a decrease of $445.3 million in our time deposits, partially offset by an increase in interest-bearing transaction and savings accounts of $301.3 million and $53.4 million, respectively. The decrease in our money market and time deposit accounts is primarily due to planned reductions in our deposit rates to curtail deposit growth while we experience excess liquidity from prepayment activity and limited investment opportunities. We had 135 banking offices at both September 30, 2012 and December 31, 2011.

Borrowings decreased $2.15 billion, or 14.3%, to $12.93 billion at September 30, 2012 as compared to $15.08 billion at December 31, 2011. The decrease in borrowings was due to the maturity of short-term borrowings utilized as part of the Restructuring Transaction.

At September 30, 2012 and December 31, 2011 borrowings consisted of the following:

	September 30, 2012		December 31, 2011
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Structured borrowings:
Quarterly put option	$3,325,000	4.40%	$3,325,000	4.40%
One-time put option	4,600,000	4.52	4,600,000	4.52

	7,925,000	4.47	7,925,000	4.47
Fixed-rate/fixed-maturity borrowings	5,000,000	4.21	7,150,000	3.21

Total borrowed funds	$12,925,000	4.37%	$15,075,000	3.87%

At September 30, 2012, we had $2.93 billion of borrowed funds with put dates within one year. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points.

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

Other liabilities increased $26.6 million to $239.3 million at September 30, 2012 from $212.7 million at December 31, 2011 due primarily to an increase in accrued FDIC assessments.

Total shareholders’ equity increased $151.6 million to $4.71 billion at September 30, 2012 from $4.56 billion at December 31, 2011. The increase was primarily due to net income of $201.2 million for the nine months ended September 30, 2012 and an increase in accumulated other comprehensive income of $54.8 million. The increase was partially offset by cash dividends paid to common shareholders of $119.1 million.

Accumulated other comprehensive income amounted to $94.4 million at September 30, 2012 and included a $141.6 million after-tax net unrealized gain on securities available for sale ($239.3 million pre-tax) partially offset by a $47.2 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. Accumulated other comprehensive income amounted to $39.7 million at December 31, 2011 and included an $89.3 million after-tax net unrealized gain on securities available for sale ($150.9 million pre-tax) partially offset by a $49.6 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans.

As of September 30, 2012, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the first nine months of 2012 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. During the first nine months of 2012, 62,579 shares were surrendered by employees for withholding taxes related to vesting stock awards. At September 30, 2012, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At September 30, 2012, our shareholders’ equity to asset ratio was 11.25% compared with 10.05% at December 31, 2011. The ratio of average shareholders’ equity to average assets was 10.69% for the nine months ended September 30, 2012 as compared to 9.26% for the nine months ended September 30, 2011. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.48 at September 30, 2012 and $9.20 at December 31, 2011. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.17 as of September 30, 2012 and $8.89 at December 31, 2011.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2012 and 2011

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended September 30, 2012 and 2011. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
			(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$27,522,218	$320,994	4.67%	$29,758,353	$375,672	5.05%
Consumer and other loans	264,556	3,207	4.85	305,452	3,792	4.97
Federal funds sold and other overnight deposits	348,170	194	0.22	1,201,323	519	0.17
Mortgage-backed securities at amortized cost	12,029,553	73,234	2.44	14,702,692	108,185	2.94
Federal Home Loan Bank stock	406,285	4,853	4.78	748,844	8,841	4.72
Investment securities, at amortized cost	453,097	2,947	2.60	3,304,656	27,529	3.33

Total interest-earning assets	41,023,879	405,429	3.95	50,021,320	524,538	4.19

Noninterest-earnings assets (4)	1,503,166			1,402,284

Total Assets	$42,527,045			$51,423,604

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$924,942	591	0.25	$869,245	1,202	0.55
Interest-bearing transaction accounts	2,289,486	2,812	0.49	1,968,076	3,797	0.77
Money market accounts	7,274,462	7,294	0.40	8,231,758	18,752	0.90
Time deposits	13,184,609	46,230	1.39	13,865,635	57,787	1.65

Total interest-bearing deposits	23,673,499	56,927	0.96	24,934,714	81,538	1.30

Repurchase agreements	6,950,000	79,151	4.46	7,656,522	86,741	4.49
Federal Home Loan Bank of New York advances	6,327,717	66,063	4.09	13,062,500	111,616	3.39

Total borrowed funds	13,277,717	145,214	4.28	20,719,022	198,357	3.80

Total interest-bearing liabilities	36,951,216	202,141	2.15	45,653,736	279,895	2.43

Noninterest-bearing liabilities:
Noninterest-bearing deposits	614,343			592,614
Other noninterest-bearing liabilities	244,554			223,090

Total noninterest-bearing liabilities	858,897			815,704

Total liabilities	37,810,113			46,469,440
Shareholders’ equity	4,716,932			4,954,164

Total Liabilities and Shareholders’ Equity	$42,527,045			$51,423,604

Net interest income/net interest rate spread (2)		$203,288	1.80		$244,643	1.76

Net interest-earning assets/net interest margin (3)	$4,072,663		2.02%	$4,367,584		1.97%

Ratio of interest-earning assets to interest-bearing liabilities			1.11 x			1.10 x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $ 133.9 million and $ 155.6 million for the quarters ended September 30, 2012 and 2011, respectively.

General. Net income was $55.9 million for the third quarter of 2012 as compared to $84.2 million for the third quarter of 2011. Both basic and diluted earnings per common share were $0.11 for the third quarter of 2012 as compared to basic and diluted earnings per share of $0.17 for the third quarter of 2011. For the third quarter of 2012, our annualized return on average shareholders’ equity was 4.74%, compared with 6.80% for the corresponding period in 2011. Our annualized return on average assets for the third quarter of 2012 was 0.53% as compared to 0.65% for the third quarter of 2011. The decrease in the annualized return on average equity and assets is primarily due to the decrease in net income during the third quarter of 2012 notwithstanding an $8.89 billion decrease in average assets and a $237.2 million decrease in average equity.

Interest and Dividend Income. Total interest and dividend income for the third quarter of 2012 decreased $119.1 million, or 22.7%, to $405.4 million from $524.5 million for the third quarter of 2011. The decrease in total interest and dividend income was primarily due to a decrease in the average balance of total interest-earning assets of $9.00 billion, or 18.0%, to $41.02 billion for the third quarter of 2012 as compared to $50.02 billion for the third quarter of 2011. The decrease in total interest and dividend income was also due to a decrease of 24 basis points in the annualized weighted-average yield on total interest-earning assets to 3.95% for the third quarter of 2012 from 4.19% for the third quarter in 2011. The decrease in the average balance of total interest-earning assets was due primarily to the effects of the debt extinguishments in the fourth quarter of 2011 and repayments of mortgage-related assets during the first nine months of 2012 due to the low interest rate environment.

Interest on first mortgage loans decreased $54.7 million, or 14.6%, to $321.0 million for the third quarter of 2012 as compared to $375.7 million for the third quarter of 2011. This was primarily due to a 38 basis point decrease in the annualized weighted-average yield to 4.67% for the third quarter of 2012 from 5.05% for the third quarter of 2011. The decrease in interest income on mortgage loans was also due to a $2.24 billion decrease in the average balance of first mortgage loans to $27.52 billion for the third quarter of 2012 from $29.76 billion for the same quarter in 2011.

The decreases in the average yields earned during the quarter ended September 30, 2012 were due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the average balance of our first mortgage loans to decline during the third quarter of 2012 as compared to the third quarter of 2011.

Interest on consumer and other loans decreased $585,000 to $3.2 million for the third quarter of 2012 from $3.8 million for the third quarter of 2011 due to a decrease in the average balance of consumer and other loans. The average balance of consumer and other loans decreased $40.9 million to $264.6 million for the third quarter of 2012 from $305.5 million for the third quarter of 2011 and the average yield earned decreased 12 basis points to 4.85% from 4.97% for the respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $35.0 million to $73.2 million for the third quarter of 2012 from $108.2 million for the third quarter of 2011. This decrease was due primarily to a $2.67 billion decrease in the average balance of mortgage-backed securities to $12.03 billion for the third quarter of 2012 from $14.70 billion for the third quarter of 2011. The decrease in the average balance of mortgage-backed securities was due primarily to elevated levels of principal repayments in the current low interest rate environment. The decrease in interest on mortgage-backed securities was also due to a 50 basis point decrease in the annualized weighted-average yield to 2.44% for the third quarter of 2012 from 2.94% for the third quarter of 2011. The decrease in the weighted-average yield is a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this continued low interest rate environment.

Interest on investment securities decreased $24.6 million to $2.9 million for the third quarter of 2012 from $27.5 million for the third quarter of 2011. This decrease was due primarily to a $2.85 billion decrease in the average balance of investment securities to $453.1 million for the third quarter of 2012 from $3.30 billion for the third quarter of 2011. In addition, the average yield of investment securities decreased 73 basis points to 2.60% for the third quarter of 2012 from 3.33% for the third quarter of 2011. The decrease in the average balance is due primarily to calls of $3.1 billion of investment securities during the second half of 2011.

Dividends on FHLB stock decreased $3.9 million, or 44.3%, to $4.9 million for the third quarter of 2012 from $8.8 million for the third quarter of 2011. This decrease was due primarily to a $342.5 million decrease in the average balance of FHLB stock to $406.3 million for the third quarter of 2012 from $748.8 million for the third quarter of 2011. The effect of the decrease was partially offset by a 6 basis point increase in the average dividend yield earned to 4.78% for the third quarter of 2012 as compared to 4.72% for the third quarter of 2011. The decrease in the average balance of FHLB stock was primarily due to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Interest on Federal funds and other overnight deposits sold amounted to $194,000 for the third quarter of 2012 as compared to $519,000 for the third quarter of 2011. The average balance of Federal funds sold and other overnight deposits amounted to $348.2 million for the third quarter of 2012 as compared to $1.20 billion for the third quarter of 2011. The yield earned on Federal funds sold and other overnight deposits was 0.22% for the 2012 third quarter and 0.17% for the 2011 third quarter.

Interest Expense. Total interest expense for the quarter ended September 30, 2012 decreased $77.8 million, or 27.8%, to $202.1 million from $279.9 million for the quarter ended September 30, 2011. This decrease was primarily due to an $8.70 billion, or 19.1%, decrease in the average balance of total interest-bearing liabilities to $36.95 billion for the quarter ended September 30, 2012 compared to $45.65 billion for the third quarter of 2011. The decrease was also due to a 28 basis point decrease in the annualized weighted-average cost of total interest-bearing liabilities to 2.15% for the quarter ended September 30, 2012 compared to 2.43% for the quarter ended September 30, 2011. The decrease in the average balance of total interest-bearing liabilities was due primarily to $8.75 billion of borrowings that matured or were extinguished during the second half of 2011 and the first nine months of 2012.

Interest expense on our time deposit accounts decreased $11.6 million to $46.2 million for the third quarter of 2012 from $57.8 million for the third quarter of 2011. This decrease in interest expense on time deposits was due to a 26 basis point decrease in the annualized weighted-average cost to 1.39% for the third quarter of 2012 compared with 1.65% for the third quarter of 2011 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was also due to a $681.0 million decrease in the average balance of time deposit accounts to $13.18 billion for the third quarter of 2012 from $13.87 billion for the third quarter of 2011. The decline in the average balance of our time deposits reflects our decision to lower deposit rates to continue our balance sheet reduction while profitable investment opportunities remain scarce in the current environment.

Interest expense on money market accounts decreased $11.5 million to $7.3 million for the third quarter of 2012 from $18.8 million for the same period in 2011. This was due primarily to a decrease in the annualized weighted-average cost of 50 basis points to 0.40% for the third quarter of 2012 from 0.90% for the third quarter of 2011. In addition, the average balance of money market accounts decreased $957.3 million to $7.27 billion for the third quarter of 2012 as compared to $8.23 billion for the third quarter of 2011. Interest expense on our interest-bearing transaction accounts decreased $985,000 to $2.8 million for the third quarter of 2012 from $3.8 million for the same period in 2011. The decrease is due to a 28 basis point decrease in the annualized weighted-average cost to 0.49% for the quarter ended September 30, 2012 as compared to 0.77% for the same quarter in 2011. The effect of the decrease in the weighted-average cost was partially offset by a $321.4 million increase in the average balance to $2.29 billion for the third quarter of 2012 as compared to $1.97 billion for the third quarter of 2011.

The decrease in the average cost of deposits for the first nine months of 2012 reflected lower market interest rates and our decision to maintain lower deposit rates to slow deposit growth. At September 30, 2012, time deposits scheduled to mature within one year totaled $7.94 billion with an average cost of 0.99%. These time deposits are scheduled to mature as follows: $3.13 billion with an average cost of 0.99% in the fourth quarter of 2012, $2.29 billion with an average cost of 0.94% in the first quarter of 2013, $1.37 billion with an average cost of 1.11% in the second quarter of 2013 and $1.15 billion with an average cost of 0.96% in the third quarter of 2013. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

Interest expense on borrowed funds decreased $53.2 million to $145.2 million for the third quarter of 2012 from $198.4 million for the third quarter of 2011. This decrease was due to a $7.44 billion decrease in the average balance of borrowed funds to $13.28 billion for the third quarter of 2012 from $20.72 billion for the third quarter of 2011. This decrease was partially offset by a 48 basis point increase in the annualized weighted-average cost of borrowed funds to 4.28% for the third quarter of 2012 as compared to 3.80% for the third quarter of 2011. The decrease in the average balance of borrowed funds was primarily due to the effects of the debt extinguishments in the fourth quarter of 2011. The increase in the weighted-average cost of borrowed funds was due to the maturity of short-term borrowings that were used to fund a portion of the debt extinguishments in the Restructuring Transaction.

Borrowings amounted to $12.93 billion at September 30, 2012 with an average cost of 4.37%. Borrowings scheduled to mature over the next 12 months are as follows: $750.0 million with an average cost of 0.80% in the fourth quarter of 2012. There are no scheduled maturities for the first, second or third quarters of 2013.

At September 30, 2012 we had $2.93 billion of borrowings with put dates within one year. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. See “Liquidity and Capital Resources.”

Net Interest Income. Net interest income decreased $41.3 million, or 16.9%, to $203.3 million for the third quarter of 2012 as compared to $244.6 million for the third quarter of 2011. The decrease in net interest income reflects the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities. Our interest rate spread increased slightly to 1.80% for the third quarter of 2012 as compared to 1.76% for the third quarter of 2011. Our net interest margin was 2.02% for the third quarter of 2012 as compared 1.97% for the third quarter of 2011. The decrease in net interest income reflects the overall decrease in interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses amounted to $20.0 million for the quarter ended September 30, 2012 as compared to $25.0 million for the quarter ended September 30, 2011. The ALL amounted to $291.6 million at September 30, 2012 and $273.8 million at December 31, 2011. The decrease in the provision for loan losses for the quarter ended September 30, 2012 is due primarily to the overall declining trends in net charge-offs, the stabilization of home prices and a decrease in the size of the loan portfolio, yet resulted in an overall increase in our allowance for loan losses as non-performing loans continued to increase and unemployment levels remain elevated. We recorded our provision for loan losses during the first nine months of 2012 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan production is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. For the first nine months of 2012, the average LTV ratio for our first mortgage loan originations and our total first mortgage loan portfolio were 59.8% and 59.2%, respectively, using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the third quarter of 2012, we concluded that home values in our lending markets declined from 2011 levels, but stabilized during the third quarter of 2012.

Economic conditions have improved but at a slower pace than anticipated during the first nine months of 2012. Home sale activity and real estate valuations improved during the third quarter of 2012 and unemployment, while improving, remained at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $1.14 billion at September 30, 2012 as compared to $1.02 billion at December 31, 2011 and $948.7 million at September 30, 2011. Non-performing loans at September 30, 2012 included $1.13 billion of one- to four-family first mortgage loans as compared to $1.01 billion at December 31, 2011. The ratio of non-performing loans to total loans was 4.12% at September 30, 2012 compared with 3.48% at December 31, 2011 and 3.16% at September 30, 2011. Loans delinquent 30 to 59 days amounted to $413.2 million at September 30, 2012 as compared to $427.2 million at December 31, 2011 and $405.9 million at September 30, 2011. Loans delinquent 60 to 89 days amounted to $212.1 million at September 30, 2012 as compared to $187.4 million at December 31, 2011 and $201.7 million at September 30, 2011. Foreclosed real estate amounted to $45.3 million at September 30, 2012 as compared to $40.6 million at December 31, 2011, and $41.0 million at September 30, 2011. Total early stage delinquencies (loans 30 to 89 days past due) increased $10.7 million to $625.3 million at September 30, 2012 from $614.6 million at December 31, 2011 and increased $17.7 million from $607.6 million at September 30, 2011. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values in recent years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios at origination have helped to moderate our charge-offs.

At September 30, 2012, the ratio of the ALL to non-performing loans was 25.51% as compared to 26.77% at December 31, 2011 and 28.33% at September 30, 2011. The ratio of the ALL to total loans was 1.05% at September 30, 2012 as compared to 0.93% at December 31, 2011 and 0.89% at September 30, 2011. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as that is not a business we have actively pursued.

We obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs amounted to $21.0 million for the third quarter of 2012 as compared to $23.0 million for the second quarter of 2012 and $21.4 million for the third quarter of 2011. Recoveries of amounts previously charged-off amounted to $4.7 million for the third quarter of 2012 as compared to $5.2 million for the second quarter of 2012 and $2.8 million for the third quarter of 2011. Write-downs and net losses on the sale of foreclosed real estate amounted to $1.3 million for the first nine months of 2012 as compared to $5.1 million for the first nine months of 2011. The results of our reappraisal process and our recent charge-off history are considered in the determination of the ALL.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at September 30, 2012, 83.0% of our loan portfolio and 79% of our non-performing loans are located in the New York metropolitan area. We generally obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We generally obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 14.6% at September 30, 2012 compared to 13.5% at December 31, 2011.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we increased certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during the first nine months of 2012. The recent adjustment to our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at September 30, 2012 was approximately 59.2%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was approximately 74.2% at September 30, 2012. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 78.6% of our non-performing loans were located at September 30, 2012, by approximately 25% from the peak of the market in 2006 through July 2012 and by 31% nationwide during that period. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $16.3 million for the third quarter of 2012 as compared to net charge-offs of $18.6 million for the corresponding period in 2011. Net charge-offs as a percentage of average loans was 0.24% for the quarter ended September 30, 2012 as compared to 0.25% for the quarter ended September 30, 2011. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. Due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, our foreclosure process and the time to complete a foreclosure continue to be prolonged, especially in New York and New Jersey where 72% of our non-performing loans are located. If real estate prices do not improve or decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

At September 30, 2012 and December 31, 2011, commercial and construction loans evaluated for impairment amounted to $14.7 million and $14.6 million, respectively. Based on this evaluation, we established an ALL of $3.9 million for loans classified as impaired at September 30, 2012 compared to $4.4 million at December 31, 2011.

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

Non-Interest Income. Total non-interest income was $3.0 million for the third quarter of 2012 as compared to $3.1 million for the same quarter in 2011. Non-interest income is primarily made up of service fees and charges on deposit and loan accounts.

Non-Interest Expense. Total non-interest expense amounted to $93.9 million for the third quarter of 2012 as compared to $83.7 million for the same period in 2011. This increase is due to increases of $6.7 million in compensation and employee benefit costs and $7.3 million in other expense, partially offset by a decrease of $3.6 million in Federal deposit insurance expense.

Compensation and employee benefit costs increased $6.7 million, or 24.6%, to $33.9 million for the third quarter of 2012 as compared to $27.2 million for the same period in 2011. The increase in compensation costs is primarily due to increases of $2.3 million related to our stock benefit plans, $2.0 million in compensation costs, $1.6 million in health plan expense and $688,000 in pension expense. The increase in stock benefit plans expense is primarily due to the price of our common stock which increased during the quarter, which we believe is primarily a result of the announcement of the Merger. The increase in compensation and health plan costs was due primarily to additional full time equivalent employees as well as normal salary increases. The increase in pension expense is due primarily to the discount rate and other actuarial assumptions used in determining pension expense. At September 30, 2012, we had 1,608 full-time equivalent employees as compared to 1,586 at December 31, 2011 and 1,580 at September 30, 2011.

Federal deposit insurance expense decreased $3.6 million, or 10.7%, to $30.3 million for the third quarter of 2012 from $33.9 million for the third quarter of 2011. This decrease was due primarily to the reduction in the size of our balance sheet as a result of the Transactions.

Included in other non-interest expense for the quarter ended September 30, 2012 were $6.1 million of expenses related to the Merger, consisting primarily of professional fees. Also included in other expense for the quarter ended September 30, 2012 were write-downs on foreclosed real estate and net losses and (gains) on the sale of foreclosed real estate of ($13,000) as compared to $2.1 million for the third quarter of 2011.

Income Taxes. Income tax expense amounted to $36.5 million for the third quarter of 2012 compared with $54.9 million for the same quarter in 2011. Our effective tax rate for the third quarter of 2012 was 39.49% compared with 39.46% for the third quarter of 2011.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2012 and 2011

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the nine months ended September 30, 2012 and 2011. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Nine Months Ended September 30,
	2012				2011
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
			(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$28,004,580	$999,745	4.76%		$29,883,894	$1,139,000	5.08%
Consumer and other loans	275,725	9,810	4.74		313,275	12,017	5.11
Federal funds sold and other overnight deposits	662,282	1,200	0.24		1,072,936	1,937	0.24
Mortgage-backed securities at amortized cost	12,346,343	246,565	2.66		17,189,990	416,669	3.23
Federal Home Loan Bank stock	445,063	18,878	5.66		801,516	31,274	5.20
Investment securities, at amortized cost	423,305	8,683	2.74		3,738,439	93,896	3.35

Total interest-earning assets	42,157,298	1,284,881	4.06		53,000,050	1,694,793	4.26

Noninterest-earnings assets (4)	1,504,426				1,374,551

Total Assets	$43,661,724				$54,374,601

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$904,911	2,164	0.32		$865,698	3,974	0.61
Interest-bearing transaction accounts	2,154,919	9,401	0.58		2,031,889	11,956	0.79
Money market accounts	7,853,938	29,129	0.50		7,732,915	57,308	0.99
Time deposits	13,336,544	145,751	1.46		14,301,066	176,978	1.65

Total interest-bearing deposits	24,250,312	186,445	1.03		24,931,568	250,216	1.34

Repurchase agreements	6,950,000	235,349	4.45		9,665,923	313,230	4.33
Federal Home Loan Bank of New York advances	7,002,024	201,428	3.78		13,980,622	357,394	3.42

Total borrowed funds	13,952,024	436,777	4.11		23,646,545	670,624	3.79

Total interest-bearing liabilities	38,202,336	623,222	2.15		48,578,113	920,840	2.53

Noninterest-bearing liabilities:
Noninterest-bearing deposits	547,318				524,676
Other noninterest-bearing liabilities	246,064				235,526

Total noninterest-bearing liabilities	793,382				760,202

Total liabilities	38,995,718				49,338,315
Shareholders’ equity	4,666,006				5,036,286

Total Liabilities and Shareholders’ Equity	$43,661,724				$54,374,601

Net interest income/net interest rate spread (2)		$661,659	1.91			$773,953	1.73

Net interest-earning assets/net interest margin (3)	$3,954,962		2.11%		$4,421,937		1.94%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	x			1.09	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $ 121.9 million and $ 163.4 million for the nine months ended September 30, 2012 and 2011, respectively.

General. Net income was $201.2 million for the first nine months of 2012 as compared to a net loss of $375.5 million for the first nine months of 2011. Both basic and diluted earnings per common share were $0.41 for the first nine months of 2012 as compared to a net loss per share of $0.76 for the first nine months of 2011. For the first nine months of 2012, our annualized return on average shareholders’ equity was 5.75%, compared with (9.94)% for the corresponding period in 2011. Our annualized return on average assets for the first nine months of 2012 was 0.61% as compared to (0.92)% for the nine months of 2011. The increase in the annualized return on average equity and assets is primarily due to the net loss in the first nine months of 2011 due to the Restructuring Transaction completed in March 2011.

Interest and Dividend Income. Total interest and dividend income for the nine months ended September 30, 2012 decreased $409.9 million, or 24.2%, to $1.28 billion from $1.69 billion for the nine months ended September 30, 2011. The decrease in total interest and dividend income was primarily due to a $10.84 billion, or 20.5%, decrease in the average balance of total interest-earning assets to $42.16 billion for the first nine months of 2012 from $53.00 billion for the same period in 2011. The decrease in total interest and dividend income was also due to a decrease of 20 basis points in the annualized weighted-average yield on total interest-earning assets to 4.06% for the nine months ended September 30, 2012 from 4.26% for the same period in 2011. The decrease in the average balance of total interest-earning assets was due primarily to the effects of the Transactions and elevated levels of repayments of mortgage-related assets during the first nine months of 2012 due to the low interest rate environment.

Interest on first mortgage loans decreased $139.3 million, or 12.2%, to $999.7 million from $1.14 billion for the nine months ended September 30, 2011. This was primarily due to a 32 basis point decrease in the annualized weighted-average yield to 4.76% for the nine months ended September 30, 2012 from 5.08% for the nine months ended September 30, 2011. The decrease in interest income on mortgage loans was also due to a $1.88 billion decrease in the average balance of first mortgage loans to $28.00 billion for the nine months ended September 30, 2012 from $29.88 billion for the nine months ended September 30, 2011.

The decrease in the average yield earned during the nine months ended September 30, 2012 was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the average balance of our first mortgage loans to decline during the nine months ended September 30, 2012.

Interest on consumer and other loans decreased $2.2 million to $9.8 million for the first nine months of 2012 from $12.0 million for the first nine months of 2011 due to a decrease in the average balance of consumer and other loans. The average balance of consumer and other loans decreased $37.6 million to $275.7 million for the first nine months of 2012 as compared to $313.3 million for the first nine months of 2011 and the average yield earned decreased 37 basis points to 4.74% from 5.11% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $170.1 million to $246.6 million for the nine months ended September 30, 2012 from $416.7 million for the nine months ended September 30, 2011. This decrease was due primarily to a $4.84 billion decrease in the average balance of mortgage-backed securities to $12.35 billion for the first nine months of 2012 from $17.19 billion for the same period in 2011. The decrease in interest income on mortgage-backed securities was also due to a 57 basis point decrease in the annualized weighted-average yield to 2.66% for the first nine months of 2012 from 3.23% for the first nine months of 2011. The decrease in the average balance of mortgage-backed securities was due primarily to the effects of the Restructuring Transaction. The decrease in the weighted-average yield is a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this continued low interest rate environment.

Interest on investment securities decreased $85.2 million to $8.7 million from $93.9 million for the nine months ended September 30, 2011. This decrease was due primarily to a $3.32 billion decrease in the average balance of investment securities to $423.3 million for the first nine months of 2012 from $3.74 billion for the first nine months of 2011. The decrease in the average balance is due primarily to calls of $3.40 billion of investment securities during 2011. In addition, the average yield of investment securities decreased 61 basis points to 2.74% for the first nine months of 2012 from 3.35% for the same period in 2011. The decrease in the average yield earned reflects current market interest rates.

Dividends on FHLB stock decreased $12.4 million, or 39.6%, to $18.9 million for the nine months ended September 30, 2012 from $31.3 million for the comparable period in 2011. The decrease was primarily due to a $356.4 million decrease in the average balance of FHLB stock to $445.1 million for the first nine months of 2012 from $801.5 million for the same period in 2011. The effect of the decrease was partially offset by a 46 basis point increase in the average dividend yield earned to 5.66% as compared to 5.20% for the first nine months of 2011.

Interest on Federal funds sold and other overnight deposits amounted to $1.2 million for the nine months ended September 30, 2012 as compared to $1.9 million for the first nine months of 2011. The average balance of Federal funds sold and other overnight deposits amounted to $662.3 million for the first nine months of 2012 as compared to $1.07 billion for the same period in 2011. The yield earned on Federal funds sold and other overnight deposits was 0.24% for the nine months ended September 30, 2012 and September 30, 2011, respectively. The decrease in the average balance of Federal funds sold and other overnight deposits is primarily a result of the timing of the Transactions.

Interest Expense. Total interest expense for the nine months ended September 30, 2012 decreased $297.6 million, or 32.3%, to $623.2 million from $920.8 million for the nine months ended September 30, 2011. This decrease was primarily due to a $10.38 billion, or 21.4%, decrease in the average balance of total interest-bearing liabilities to $38.20 billion for the nine months ended September 30, 2012 from $48.58 billion for the nine months ended September 30, 2011. The decrease was also due to a 38 basis point decrease in the annualized weighted-average cost of total interest-bearing liabilities to 2.15% for the nine months ended September 30, 2012 from 2.53% for the nine months ended September 30, 2011. The decrease in the average balance of total interest-bearing liabilities was due primarily to the reduction of total borrowings as part of the Transactions.

Interest expense on our time deposit accounts decreased $31.2 million to $145.8 million for the first nine months of 2012 as compared to $177.0 million for the first nine months of 2011. This decrease was due to a 19 basis point decrease in the annualized weighted-average cost to 1.46% for the nine months ended September 30, 2012 compared with 1.65% for the nine months ended September 30, 2011 as maturing time deposits were renewed or replaced by new time deposits at lower rates. The decrease was also due to a $964.5 million decrease in the average balance of time deposit accounts to $13.34 billion for the nine months ended September 30, 2012 from $14.30 billion for the same period in 2011. The decline in the average balance of our time deposits reflects our decision to lower deposit rates to continue our balance sheet reduction while profitable investment opportunities remain scarce in the current environment.

Interest expense on money market accounts decreased $28.2 million to $29.1 million for the nine months ended September 30, 2012 as compared to $57.3 million for the same period in 2011. This decrease was due primarily to a decrease in the annualized weighted-average cost of 49 basis points to 0.50% for the first nine months of 2012 from 0.99% for the first nine months of 2011. This decrease was partially offset by an increase in the average balance of money market accounts of $121.0 million to $7.85 billion for the nine months ended September 30, 2012 as compared to $7.73 billion for the nine months ended September 30, 2011. Interest expense on our interest-bearing transaction accounts decreased $2.6 million to $9.4 million for the nine months ended September 30, 2012 from $12.0 million for the same period in 2011. The decrease is due to a 21 basis point decrease in the annualized weighted-average cost to 0.58% for the nine months ended September 30, 2012 as compared to 0.79% for the nine months ended September 30, 2011, partially offset by a $123.0 million increase in the average balance to $2.15 billion as compared to $2.03 billion for the same respective periods.

The decrease in the average cost of deposits for the first nine months of 2012 reflected lower market interest rates and our decision to lower deposit rates to continue our balance sheet reduction while profitable investment opportunities remain scarce in the current environment.

For the nine months ended September 30, 2012 interest expense on borrowed funds decreased $233.8 million to $436.8 million from $670.6 million for the nine months ended September 30, 2011. This decrease was due to a $9.70 billion decrease in the average balance of borrowed funds to $13.95 billion for the first nine months of 2012 from $23.65 billion for the first nine months of 2011. This decrease was partially offset by a 32 basis point increase in the weighted-average cost of borrowed funds to 4.11% for the first nine months of 2012 as compared to 3.79% for the first nine months of 2011. The decrease in the average balance of borrowed funds is primarily due to the effects of the Transactions. The increase in the weighted-average cost of borrowed funds was due to the maturity of short-term borrowings that were used to fund a portion of the debt extinguishments in the Restructuring Transaction.

Net Interest Income. Net interest income decreased $112.3 million, or 14.5%, to $661.7 million for the first nine months of 2012 from $774.0 million for the first nine months of 2011. Our interest rate spread increased 18 basis points to 1.91% for the nine months ended September 30, 2012 as compared to 1.73% for the nine months ended September 30, 2011. Our net interest margin increased 17 basis points to 2.11% as compared to 1.94% for those same respective periods. The increase in our interest rate spread and net interest margin for the first nine months of 2012 is primarily due to the Transactions. Notwithstanding the increase in interest rate spread and net interest margin, net interest income decreased reflecting the overall decrease in interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses amounted to $70.0 million for the nine months ended September 30, 2012 as compared to $95.0 million for the nine months ended September 30, 2011. The ALL amounted to $291.6 million at September 30, 2012 and $273.8 million at December 31, 2011. The decrease in our provision for loan losses for the nine months ended September 30, 2012 was due primarily to the overall declining trends in net charge-offs, the stabilization of home prices and a decrease in the size of the loan portfolio. We recorded our provision for loan losses during the first nine months of 2012 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011 – Provision for Loan Losses.”

Non-Interest Income. Total non-interest income was $8.7 million for the first nine months of 2012 as compared to $111.0 million for the same period in 2011. Included in non-interest income for the first nine months of 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of $9.04 billion of securities available-for-sale. Substantially all of the proceeds from the sale of securities were used to pay off borrowings in the Restructuring Transaction. There were no security sales for the nine months ended September 30, 2012.

Non-Interest Expense. Total non-interest expense amounted to $269.0 million for the nine months ended September 30, 2012 as compared to $1.41 billion for the nine months ended September 30, 2011. Included in total non-interest expense for the first nine months of 2011 was a $1.17 billion loss on the extinguishment of debt related to the Restructuring Transaction. Included in total non-interest expense for the first nine months of 2012 was an increase of $8.4 million in compensation and employee benefit costs, an increase of $11.4 million in other expense, and an increase of $10.5 million in Federal deposit insurance expense.

Compensation and employee benefit costs increased $8.4 million, or 9.6%, to $96.4 million for the first nine months of 2012 as compared to $88.0 million for the same period in 2011. The increase in compensation costs is primarily due to increases of $3.6 million in compensation costs, $2.1 million in health plan expense, $2.0 million in pension expense and $615,000 in expense related to our stock benefit plans. The increase in compensation and health plan costs was due primarily to additional full time equivalent employees as well as normal salary increases. The increase in pension expense is due primarily to the discount rate and other actuarial assumptions used in determining pension expense. At September 30, 2012, we had 1,608 full-time equivalent employees as compared to 1,586 at December 31, 2011 and 1,580 at September 30, 2011.

Federal deposit insurance expense increased $10.5 million, or 12.6%, to $93.9 million from $83.4 million for the nine months ended September 30, 2011. This increase was due primarily to the new insurance assessment methodology adopted by the Federal Deposit Insurance Corporation that became effective on April 1, 2011 and which redefined the assessment base as average consolidated total assets minus average tangible equity. Previously, deposit insurance assessments were based on the amount of deposits.

Included in other expense for the first nine months of 2012, were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate of $1.3 million as compared to $4.9 million for the first nine months of 2011 and professional fees of $19.1 million as compared to $15.4 million for those same respective periods.

Income Taxes. Income tax expense amounted to $130.1 million for the first nine months of 2012 compared with an income tax benefit of $244.6 for the same period in 2011. Our effective tax rate for the first nine months of 2012 was 39.28% compared with 39.46% for the first nine months of 2011.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
		(Dollars in thousands)
First mortgage loans:
One- to four-family:
Amortizing	$22,161,239	79.91%	$23,480,909	80.05%
Interest-only	4,578,710	16.51	4,779,863	16.30
FHA/VA	693,486	2.50	734,781	2.51
Multi-family and commercial	37,384	0.13	39,634	0.14
Construction	4,619	0.02	4,929	0.02

Total first mortgage loans	27,475,438	99.07	29,040,116	99.02

Consumer and other loans
Fixed-rate second mortgages	111,561	0.40	131,597	0.45
Home equity credit lines	122,976	0.45	134,502	0.46
Other	22,099	0.08	21,130	0.07

Total consumer and other loans	256,636	0.93	287,229	0.98

Total loans	27,732,074	100.00%	29,327,345	100.00%

Deferred loan costs	93,117		83,805
Allowance for loan losses	(291,573)		(273,791)

Net loans	$27,533,618		$29,137,359

At September 30, 2012, first mortgage loans secured by one-to four-family properties accounted for 98.9% of total loans. Fixed-rate mortgage loans represent 62.9% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.

Included in our loan portfolio at September 30, 2012 are interest-only loans of approximately $4.58 billion, or 16.5%, of total loans as compared to $4.78 billion, or 16.3%, of total loans at December 31, 2011. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $181.1 million, or 15.8%, of non-performing loans at September 30, 2012 as compared to non-performing interest-only loans of $213.9 million, or 20.9%, of non-performing loans at December 31, 2011.

In addition to our full documentation loan program, we originate and purchase loans to certain eligible borrowers as limited documentation loans. Generally the maximum loan amount for limited documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for limited documentation loans to complete a Freddie Mac/Fannie Mae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the limited documentation processing, although delinquencies that are adequately explained will not prohibit processing as a limited documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We are able to provide data relating to limited documentation loans that we originate. Originated loans overall represent 74.7% of our one- to four- family first mortgage loans. As part of our wholesale loan program, we allowed sellers to include limited documentation loans in each pool of purchased mortgage loans but generally limited the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have had a maximum LTV ratio of 70% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale limited documentation loans on our mortgage loan system. We have not purchased any loans of this nature since 2010 when the program was eliminated. Included in our loan portfolio at September 30, 2012 are $3.96 billion of originated amortizing limited documentation loans and $917.2 million of originated limited documentation interest-only loans. Non-performing loans at September 30, 2012 include $154.6 million of originated amortizing limited documentation loans and $65.5 million of originated interest-only limited documentation loans. Included in our loan portfolio at December 31, 2011 are $3.85 billion of originated amortizing limited documentation loans and $956.2 million of originated limited documentation interest-only loans. Non-performing loans at December 31, 2011 include $126.9 million of originated amortizing limited documentation loans and $71.0 million of originated interest-only limited documentation loans.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At September 30, 2012		At December 31, 2011
	Total loans	Non-performing Loans	Total loans	Non-performing Loans
New Jersey	44.0%	50.0%	44.7%	51.3%
New York	24.3	21.6	22.4	19.5
Connecticut	14.7	7.2	14.6	6.8

Total New York metropolitan area	83.0	78.8	81.7	77.6

Pennsylvania	4.9	1.9	4.7	1.4
Virginia	2.2	2.5	2.6	2.9
Illinois	2.0	4.3	2.3	4.7
Maryland	1.9	3.8	2.0	3.2
All others	6.0	8.7	6.7	10.2

Total Outside New York metropolitan area	17.0	21.2	18.3	22.4

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets as of the dates indicated.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Non-accrual loans:
Amortizing residential first mortgage loans	$791,453	$690,391
Interest-only residential first mortgage loans	175,347	212,546
Troubled debt restructurings	39,394	11,354
Multi-family and commercial mortgages	2,081	2,223
Construction loans	4,619	4,344
Consumer and other loans	7,601	4,353

Total non-accrual loans	1,020,495	925,211
Accruing loans delinquent 90 days or more (1)	122,630	97,476

Total non-performing loans	1,143,125	1,022,687
Foreclosed real estate, net	45,336	40,619

Total non-performing assets	$1,188,461	$1,063,306

Non-performing loans to total loans	4.12%	3.48%
Non-performing assets to total assets	2.84	2.34

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement. Restructured accruing loans totaled $83.8 million at September 30, 2012 and $55.1 million at December 31, 2011. Restructured loans on non-accrual status and included in non-performing loans totaled $39.4 million at September 30, 2012 and $11.4 million at December 31, 2011.

During 2011, we adopted a Loan Modification Policy that, among other things, expands the modified loan programs currently offered by the Bank. We began to modify loans pursuant to this policy during the first quarter of 2012, resulting in an increase in the amount of loans classified as troubled debt restructurings at September 30, 2012. We anticipate that as we continue to modify loans in the future, the amount of loans classified as troubled debt restructurings will increase. In addition, based on recent regulatory guidance, we have included in troubled debt restructurings at September 30, 2012 all loans with borrowers that have completed Chapter 7 bankruptcy.

The following table is a comparison of our delinquent loans at September 30, 2012 and December 31, 2011:

	30-59 Days		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
At September 30, 2012	Loans	of Loans	Loans	of Loans	Loans	of Loans
			(Dollars in thousands)
One- to four- family first mortgages:
Amortizing	874	$319,164	433	$165,423	2,477	$824,456
Interest-only	88	60,610	49	34,970	295	181,105
FHA/VA first mortgages	147	28,876	48	10,174	490	122,630
Multi-family and commercial mortgages	5	1,754	1	530	6	2,081
Construction loans	—	—	—	—	4	4,619
Consumer and other loans	41	2,778	15	1,005	67	8,234

Total	1,155	$413,182	546	$212,102	3,339	$1,143,125

Delinquent loans to total loans		1.49%		0.76%		4.12%

At December 31, 2011
One- to four- family first mortgages:
Amortizing	941	$326,284	430	$149,772	2,344	$700,429
Interest-only	76	63,360	27	27,833	209	213,862
FHA/VA first mortgages	147	30,815	40	8,774	377	97,476
Multi-family and commercial mortgages	3	1,521	1	393	4	2,223
Construction loans	—	—	—	—	4	4,344
Consumer and other loans	46	5,209	11	632	49	4,353

Total	1,213	$427,189	509	$187,404	2,987	$1,022,687

Delinquent loans to total loans		1.46%		0.64%		3.48%

Potential problem loans consist of early-stage delinquencies and troubled debt restructurings that are not included in non-accrual loans. Loans modified in a troubled debt restructuring totaled $123.2 million at September 30, 2012 of which $8.3 million were 30 to 59 days past due, $11.1 million were 60 to 89 days past due and $39.4 million were 90 days or more past due and were included in non-accrual loans. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $10.8 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first nine months of 2012 for which we ceased accruing interest. At December 31, 2011, loans modified in a troubled debt restructuring totaled $66.5 million. These loans were current at the time of their restructuring and were in compliance with the terms of their restructure agreement at December 31, 2011.

Loans that were modified in a troubled debt restructuring primarily represent loans that have been in a deferred principal payment plan for an extended period of time, generally in excess of six months, loans that have had past due amounts capitalized as part of the loan balance, loans that have a confirmed Chapter 13 bankruptcy status and other repayment plans. In addition, based on recent regulatory guidance, as of September 30, 2012 we classified $32.0 million of loans that have completed Chapter 7 bankruptcy as troubled debt restructurings. These loans are individually evaluated for impairment to determine if the carrying value of the loan is in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows.

Troubled debt restructurings are summarized as follows:

	September 30, 2012			December 31, 2011
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(In thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	293	$109,104	$100,187	146	$57,336	$53,831
Interest-only	26	13,300	13,272	9	4,970	4,799
Multi-family and commercial mortgages	2	7,911	7,911	2	7,911	7,911
Consumer and other loans	14	1,797	1,783	—	—	—

Total	335	$132,112	$123,153	157	$70,217	$66,541

Foreclosed real estate amounted to $45.3 million and $40.6 million at September 30, 2012 and December 31, 2011, respectively. During the first nine months of 2012, we sold 150 properties as compared to 113 properties during the nine months of 2011. Write-downs and net losses on the sale of foreclosed real estate amounted to $1.3 million in the first nine months of 2012 as compared to $4.9 million for the same period in 2011.

Allowance for Loan Losses

The following table presents the activity in our allowance for loan losses at or for the dates indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$287,901	$262,306	$273,791	$236,574

Provision for loan losses	20,000	25,000	70,000	95,000
Charge-offs:
First mortgage loans	(20,882)	(21,249)	(67,281)	(73,101)
Consumer and other loans	(131)	(101)	(244)	(246)

Total charge-offs	(21,013)	(21,350)	(67,525)	(73,347)
Recoveries	4,685	2,798	15,307	10,527

Net charge-offs	(16,328)	(18,552)	(52,218)	(62,820)

Balance at end of period	$291,573	$268,754	$291,573	$268,754

Allowance for loan losses to total loans	1.05%	0.89%	1.05%	0.89
Allowance for loan losses to non-performing loans	25.51	28.33	25.51	28.33
Net charge-offs as a percentage of average loans (1)	0.24	0.25	0.25	0.28

(1)	Ratio is annualized

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At September 30, 2012		At December 31, 2011
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
		(Dollars in thousands)
First mortgage loans:
One- to four-family	$283,162	98.92%	$264,922	98.86%
Other first mortgages	4,530	0.15	5,116	0.16

Total first mortgage loans	287,692	99.07	270,038	99.02
Consumer and other loans	3,881	0.93	3,753	0.98

Total allowance for loan losses	$291,573	100.00%	$273,791	100.00%

Investments

We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by GSEs. These securities account for substantially all of our securities. We do not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. During the nine months ended September 30, 2012, we purchased $407.8 million of investment-grade corporate bonds.

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

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $3.89 billion and purchased $28.7 million of loans during the first nine months of 2012 as compared to $3.75 billion and $338.6 million, respectively, during the first nine months of 2011. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, the sellers from whom we have historically purchased loans are originating loans at lower rates than we would accept, selling many of their loans to the GSEs or retaining these loans in their own portfolios. We expect that the amount of loan purchases will continue to be at reduced levels for the near-term. Principal repayments on loans amounted to $5.38 billion for the first nine months of 2012 as compared to $4.85 billion for the same period in 2011. Refinancing activity caused by low market interest rates have caused repayments to remain elevated during the first nine months of 2012. At September 30, 2012, commitments to originate and purchase mortgage loans amounted to $670.0 million and $140,000 respectively, as compared to $443.9 million and $140,000 respectively, at September 30, 2011.

Purchases of mortgage-backed securities during the first nine months of 2012 were $1.47 billion as compared to $3.59 billion during the first nine months of 2011. Principal repayments on mortgage-backed securities amounted to $2.74 billion for the first nine months of 2012 as compared to $3.57 billion for the same period in 2011. The decrease in principal repayments was due primarily to a reduction in the size of our mortgage-backed securities portfolio as a result of the Restructuring Transaction. We sold $8.96 billion of mortgage-backed securities during the first quarter of 2011, resulting in a gain of $100.0 million. Substantially all of the proceeds from the sales of mortgage-backed securities were used to repay borrowings as part of the Restructuring Transaction.

During the first nine months of 2012, purchases of investment securities consisted of the purchase of corporate bonds in the amount of $407.8 million. We did not purchase any investment securities during the first nine months of 2011. There were $500.0 million of calls of investment securities during the first nine months of 2012 as compared to $2.30 billion of calls of investment securities during the same period in 2011. We sold $80.0 million of investment securities during the nine months ended September 30, 2011, all of which occurred in the first quarter, resulting in a gain of $2.5 million. No sales of investment securities were made in the first nine months of 2012.

At September 30, 2012, mortgage-backed securities and investment securities with an amortized cost of $8.67 billion were used as collateral for securities sold under agreements to repurchase and at that date we had $3.61 billion of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first nine months of 2012, we had net redemptions of $120.3 million of FHLB common stock. During the first nine months of 2011, we had net redemptions of $145.4 million of FHLB common stock.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $1.49 billion during the first nine months of 2012 as compared to an increase of $248.3 million for the first nine months of 2011. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. We lowered our deposit rates during the first nine months of 2012 to continue our balance sheet reduction while profitable investment opportunities remain scarce in the current environment since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve. At September 30, 2012, time deposits scheduled to mature within one year totaled $7.94 billion with an average cost of 0.99%. These time deposits are scheduled to mature as follows: $3.13 billion with an average cost of 0.99% in the fourth quarter of 2012, $2.29 billion with an average cost of 0.94% in the first quarter of 2013, $1.37 billion with an average cost of 1.11% in the second quarter of 2013 and $1.15 billion with an average cost of 0.96% in the third quarter of 2013. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. During 2011 we completed the Transactions which reduced our reliance on structured putable borrowings for funding purposes and as part of our overall interest rate risk strategy. The Transactions have improved our overall liquidity position by significantly reducing our reliance on structured putable borrowings. At September 30, 2012 we had $7.93 billion of structured putable borrowings with a weighted-average rate of 4.47% as compared to $12.33 billion with a weighted average rate of 4.39% at September 30, 2011. Structured putable borrowings with put dates within one year amounted to $2.93 billion at September 30, 2012. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. At September 30, 2012 we had a concentration of borrowings with a single counterparty with $6.78 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

Our remaining borrowings are fixed-rate, fixed maturity borrowings of $5.00 billion with a weighted-average rate of 4.21% at September 30, 2012. Borrowings scheduled to mature over the next 12 months are as follows: $750.0 million with an average cost of 0.80% in the fourth quarter of 2012. There are no scheduled maturities for the first, second or third quarters of 2013.

Our liquidity management process is structured to meet our daily funding needs and cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.

Cash dividends paid during the first nine months of 2012 were $119.1 million. We have not purchased any of our common shares during the nine months ended September 30, 2012 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. Pursuant to the Merger Agreement, we may not repurchase any shares without the consent of M&T. At September 30, 2012, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. At September 30, 2012, Hudson City Bancorp had total cash and due from banks of $134.9 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. The implementation of the strategic plan has been suspended pending the completion of the Merger.

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

At September 30, 2012, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 9.75%, 9.75% and 21.02%, respectively. We have agreed in the Bank MOU not to materially deviate from our capital plan without regulatory approval.

The FRB issued notices of proposed rulemaking that will subject all savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements. These proposed rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and revise the FRB’s rules for calculating risk-weighted assets to enhance their risk sensitivity. The proposed rules provide for various phase-in periods over the next several years. We are continuing to review the impact the Reform Act, Basel III and the related proposed rule-making will have on our business, financial condition and results of operations.

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

The following table reports the amounts of our contractual obligations as of September 30, 2012.

	Payments Due By Period
Contractual Obligation	Total	Less Than One Year	One Year to Three Years	Three Years to Five Years	More Than Five Years
	(In thousands)
Mortgage loan originations	$669,998	$669,998	$—	$—	$—
Mortgage loan purchases	140	140	—	—	—
Repayment of borrowed funds	12,925,000	750,000	—	6,275,000	5,900,000
Operating leases	152,080	10,454	20,965	20,040	100,621

Total	$13,747,218	$1,430,592	$20,965	$6,295,040	$6,000,621

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial/construction lines of credit and overdraft lines of credit, which do not have fixed expiration dates, of approximately $163.3 million, $3.0 million, and $2.6 million, respectively. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.

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

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at September 30, 2012. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at September 30, 2012. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At September 30, 2012, approximately 83.0% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Virginia, Illinois and Maryland, accounted for 4.9%, 2.2%, 2.0%, and 1.9%, respectively of total loans. The remaining 6.0% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during the third quarter of 2012. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-

performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

In April 2009, the FASB issued guidance which changed the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recognized in earnings. This staff position requires that an entity assess whether an impairment of a debt security is other-than-temporary and, as part of that assessment, determine its intent and ability to hold the security. If the entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. In addition, an other-than-temporary impairment shall be considered to have occurred if it is more likely than not that it will be required to sell the security before recovery of its amortized cost.

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first nine months of 2012.

Impairment of Goodwill

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually using a fair-value based two-step approach. Goodwill and other intangible assets amounted to $154.1 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2012 and also perform interim impairment reviews if an event or circumstances occur which may indicate that the fair value of the Company is less than the Company’s book value. The Company announced the Merger in the third quarter of 2012. The merger price based on the closing price of M&T’s Common Stock on August 24, 2012, the last trading date before the announcement of the Merger and based on the average of M&T’s common stock from the announcement date to September 30, 2012, was $7.22 and $8.00, respectively or a fair value of $3.81 billion for the Company based on the merger price and shares outstanding on August 27, 2012. Since this amount is less than the reported amount of shareholders’ equity, we re-assessed goodwill for impairment at September 30, 2012 by performing Step 2 of the goodwill impairment test.

For Step 2 of the goodwill impairment test, we compared the fair value of the Company as determined by the Merger price with the fair value of the assets and liabilities of the Company to calculate an implied goodwill. Based on our Step 2 analysis, the implied goodwill of the Company exceeded the carrying value of goodwill. The results of the Step 2 analysis were attributable to several factors. In addition, the estimated fair value of the Company is based on the market price of our common stock. The results of the Step 2 analysis are highly sensitive to these measurements, as well as the key assumptions in determining the estimated fair value of the Company.

Based on the results of the goodwill impairment analysis, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during the nine months ended September 30, 2012. The estimation of the fair value of the Company requires the use of estimates and assumptions that results in a greater degree of uncertainty. In addition, the estimated fair value of the Company is based on, among other things, the market price of our common stock as calculated per the terms of the merger. As a result of the current volatility in market and economic conditions, these estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2011 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2012 and did not have any such hedging transactions in place at September 30, 2012. Our mortgage loan and mortgage-backed security portfolios, which comprise approximately 94% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the recent pressure on housing prices. Our mortgage-related assets are also subject to pre-payment risk due to mortgage refinancing and/or housing turnover. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known and potential losses.

Historically, our lending activities have emphasized one- to four-family fixed-rate and variable rate first and second mortgage loans. Additionally, the bank holds sizable positions in variable-rate or hybrid-rate mortgage-backed securities. As of September 30, 2012, approximately 63% of our first mortgage loans had fixed interest rates while approximately 86% of our mortgage-backed securities had contractual rate adjustments features. The current prevailing interest rate environment and the desires of our customers have resulted in a demand for longer-term hybrid (5- to 10-year no rate adjustment periods, variable thereafter) and fixed-rate mortgage loans. These fixed-rate interest earning assets may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits.

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

Variable-rate/hybrid products constituted 60% of loan originations and purchases and 93% of mortgage-backed security purchases year-to-date. In the aggregate, 69% of our mortgage-related asset originations and purchases were variable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 48% as of September 30, 2012 compared with 51% as of December 31, 2011. The slight decrease in this ratio reflects the higher percentage of variable-rate/hybrid instruments originated and purchased during 2012. However, included in the variable-rate/hybrid total are mortgage-related assets whose contractual next rate change date is over five years.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $10.26 billion of interest-bearing non-maturity deposits, and $7.94 billion of time deposits scheduled to mature within the next 12 months. Our borrowings have generally had longer-terms to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk, but generally have a put option, where the lender could put the borrowing back to the Company at pre-determined points. During 2011, the Company, in an effort to reduce its borrowings position and lower the amount of structured putable borrowings on its balance sheet, extinguished $16.80 billion of putable borrowings, funding $5.00 billion of these extinguishment transactions with short-term borrowings. To further reduce our structured putable position, we modified $4.00 billion of structured putable borrowings into fixed-rate/fixed-maturity borrowings. The Company has not executed any such transactions during the first nine months of 2012. The $5.00 billion of short-term borrowings placed on the balance sheet as a result of the transactions have been or will be paid-off at maturity. The Company has reduced its borrowing position by $2.15 billion during the first nine months of 2012, primarily due to the payments on these maturing short-term borrowings.

If interest rates were to decrease, or stay at current levels, these borrowings would probably not be put back to us and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if market interest rates for similar borrowings increase above the coupon rate on our borrowings, the remaining structured putable borrowings would likely be put back to us at their next put date and our cost to replace these borrowings would increase. The Company currently has $3.33 billion of quarterly putable borrowings funding its balance sheet. Of this amount, $2.68 billion with a weighted-average rate of 4.40% could be put back to us within the next three months. Given the current market interest rates, we believe interest rates would need to increase at least 300 basis points before a majority of these borrowings would be put back to the Bank.

We have $4.60 billion of one-time putable borrowings that were placed on the balance sheet as a result of modifying previously existing quarterly putable borrowings into one-time putable borrowings. The next put option for any of this type of borrowing will be September 2013. We also have $5.00 billion of fixed-rate/fixed-maturity borrowings. $750.0 million of these borrowings, with a weighted-average rate of 0.80%, are scheduled to mature over the next three months. We will repay these maturing borrowings with cash flows from operations.

The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. The FOMC noted that the economy has continued to expand at a moderate pace in recent months. Growth in employment has slowed in recent months, and the unemployment rate remains elevated. The FOMC noted that while the housing sector has showed signs of improvement and household spending continues to advance, growth in business fixed investment has slowed. The national unemployment rate was 7.9% during October 2012 representing a decline from 8.5% in December 2011. The FOMC decided to maintain the overnight lending rate at zero to 0.25% during the third quarter of 2012 and stated that exceptionally low levels for the federal funds rate are likely to be warranted at least through mid-2015. As a result, market interest rates have remained at low levels, and consequently, the yields on our mortgage-related assets have continued to decrease during the first nine months of 2012.

The FOMC also decided to expand its accommodative monetary policy by purchasing an additional $40 billion of agency mortgage-backed securities per month to ensure that inflation is at the rate most consistent with its dual mandate regarding both inflation and unemployment. The Federal Reserve program “Operation Twist”, which was originally set to expire at the end of June, has been extended until the end of the year. This program consists of the purchase of Treasury securities with remaining maturities of 6 to 30 years funded by the sale of an equal amount of Treasury securities with remaining maturities of 3 years or less. These programs will continue to put downward pressure on longer-term interest rates.

As a result, both short-term and long-term market interest rates remained at low levels and decreased still further during the first nine months of 2012, with the long-term rates decreasing more than short-term rates thus flattening the market yield curve. The current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of funds, and has also allowed us to price longer-term time deposits (2-5 year maturities) at lower rates and extend the weighted-average remaining maturity on this portfolio. However, the overall lower longer-term market interest rates resulted in lower rates on our primary investments of mortgage loans and mortgage-backed securities. In addition, the low market interest rates have maintained the elevated prepayment speeds on these assets as customers sought to refinance their current debt to the lower market rates.

Due to our investment and financing decisions, the more positive the slope of the yield curve the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than five years, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. During 2011 and the first nine months of 2012, a more stable short-term rate environment as compared to a declining long-term rate environment, resulted in a flatter market yield curve.

Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors and demographic variables. However, the principal factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have remained at elevated levels during the first nine months of 2012. Accordingly, we have used relatively high levels of prepayment activity in our interest rate risk modeling presented below. However, though the rate of prepayment speeds has generally remained elevated, the actual dollars received on our mortgage-backed securities has decreased due to a decrease in the size of the portfolio as a result of the 2011 sales and limited re-investment opportunities during 2012. Given the current interest rate environment and prospective prepayment activity the duration of assets is estimated to be 2.10 years as of September 30, 2012.

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

Our borrowings have traditionally consisted of structured putable borrowings with ten year final maturities and initial non-put periods of one to five years. The likelihood of a borrowing being put back is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be put back. The level of put activity generally affects the cost of our borrowed funds, as the put of a borrowing would generally necessitate the re-borrowing of the funds or deposit growth at the higher current market interest rates. During the first nine of 2012 we experienced no put activity on our borrowed funds due to the continued low levels of market interest rates. Currently we have approximately $2.68 billion of putable borrowings that could be put back to the Bank within the next three months. This amount of quarterly putable borrowings has a weighted-average rate of 4.40%. We do not believe a significant amount of these borrowings will be put back to us unless rates increase in excess of 300 basis points. Given the current interest rate environment, prospective borrowings activity, the duration of liabilities is estimated to be 2.75 years as of September 30, 2012.

We may pay off the $750.0 million of remaining short-term borrowings as they mature or we may re-borrow, depending on other funding opportunities and currently offered rates. The Company may use cash flows from mortgage-related assets to pay-off these borrowings, which may further reduce the size of the balance sheet. The Company may also use deposit growth to pay-off these borrowings. We continually monitor our interest rate risk position and are continuing to develop strategies to mitigate this risk. Borrowings are presented at maturity date, with the price or potential cash flow adjusted for potential puts, as applicable.

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

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months ending September, 2013 assuming either incremental or instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

Percent Change in Net Interest Income

Change in Interest Rates	Incremental Change	Instantaneous Change
(basis points)
300	(2.14)%	(15.82)%
200	(1.18)	(8.07)
100	(0.55)	(2.37)
50	(0.28)	(0.54)
(50)	0.04	(1.52)
(100)	(0.14)	(6.24)

Of note in the positive shock scenarios:

• the increase in interest income from total interest-earning assets repricing is, in effect, more than offset by the increase in deposit and short-term borrowing expense.

Of note in the negative shock scenarios:

• the increase in net interest income in the incremental minus 50 basis point change reflects the resetting of interest rates on our non-maturity deposits and the short-term borrowings scheduled to mature over the next 12 months,

• the decrease in net interest income in the minus 100 basis point instantaneous shock analysis is due to the accelerated prepayment speeds on our mortgage-related assets and the re-investment of the proceeds into lower yielding instruments, and the continued high cost of high fixed rate borrowed funds

Net Present Value of Equity. We also monitor our interest rate risk by monitoring changes in the net present value of equity in the different rate environments. The net present value of equity is the difference between the estimated fair value of assets and liabilities. The changes in the market value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. Their values are derived from the characteristics of the asset or liability (i.e., fixed-rate, adjustable-rate, caps, and floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed-rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in the market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at September 30, 2012. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.00% and a minimum present value ratio of 5.50% in the plus 200 basis point interest rate shock scenario.

Change in Interest Rates	Present Value Ratio	Basis Point Change
(basis points)
300	7.49%	(195)
200	9.08%	(36)
100	9.70%	26
50	9.66%	22
- 0 -	9.44%	—
(50)	9.03%	(41)
(100)	8.46%	(98)

Of note in the positive shock scenarios:

• the improvement in our net present value ratios up to the +100 basis point change reflects the observation that the duration of assets is less than the duration of liabilities, i.e. the value of liabilities deteriorates faster than assets; beyond +100 basis points, the duration of assets extends and therefore exceeds that of liabilities.

Of note in the negative shock scenarios:

• the decrease in the present value ratio in the negative basis point changes was primarily due to higher valuations of our putable borrowed funds as the structures have longer durations, and

• the value of our mortgage-related assets will remain closer to par than the borrowings as the prepayment speeds increase thus shortening the duration of these portfolios.

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

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2012, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and putable borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year and which we believe the instrument will be called or put based on the current interest rate environment, or at their contractual maturity date or next interest rate step-up date, as applicable. For this analysis, we did not report any investment securities or borrowed funds at their call or put date. We have excluded non-accrual mortgage loans of $1.01 billion and non-accrual other loans of $8.2 million from the table.

	September 30, 2012
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Five Years	More Than Five Years	Total
Interest-earning assets
First mortgage loans	3,254,142	3,172,489	4,683,181	3,807,851	4,300,519	7,245,032	26,463,214
Consumer and other loans	97,178	9,324	10,969	24,123	8,393	98,379	248,366
Federal funds sold	313,704	0	0	0	0	0	313,704
Mortgage-backed securities	3,584,261	1,488,009	1,883,495	1,894,163	2,424,836	753,688	12,028,452
FHLB stock	390,217	0	0	0	0	0	390,217
Investment securities	7,554	0	0	0	459,864	0	467,418

Total interest-earning assets	7,647,056	4,669,822	6,577,645	5,726,137	7,193,612	8,097,099	39,911,371

Interest-bearing liabilities
Savings accounts	55,457	55,457	97,973	85,958	142,339	487,092	924,276
Interest-bearing demand	219,825	219,825	320,860	264,277	397,539	863,919	2,286,245
Money market accounts	957,831	957,832	1,380,627	998,168	1,250,999	1,501,123	7,046,580
Time deposits	5,421,993	2,519,090	2,456,232	1,572,976	1,175,866	0	13,146,157
Borrowing	750,000	0	0	0	6,275,000	5,900,000	12,925,000

Total interest-bearing liabilities	7,405,106	3,752,204	4,255,692	2,921,379	9,241,743	8,752,134	36,328,258

Interest sensitivity gap	241,950	917,618	2,321,953	2,804,758	(2,048,131)	(655,035)	3,583,113

Cumulative interest sensitivity gap	241,950	1,159,568	3,481,521	6,286,279	4,283,148	3,583,113

Total assets	41,898,593
Cumulative interest sensitivity gap as a percentage of total assets	0.58%	2.77%	8.31%	15.00%	10.12%	8.55%
Cumulative interest-earnings assets as a percentage of interest-bearing liabilities	103.27%	110.39%	122.59%	134.29%	115.37%	109.86%

Of note regarding the GAP analysis:

• the $750.0 million of borrowings in less than six months are maturities of the short-term borrowings placed on the balance sheet as a result of the Restructuring Transaction, and

• we have experienced elevated levels of prepayment activity on our mortgage-related assets as interest rates have remained at low levels.

• The cumulative one-year gap increase to positive 2.77% as of September 30, 2012 from 0.44% as of June 30, 2012 was due to a decrease in borrowings maturing within one year as we have paid-off at maturity certain short-term borrowings, a decrease in time deposits as we have lowered interest rates to curtail deposit growth, and an extension of time deposit maturities as our customers have sought higher rates in longer-term term maturities.

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

Item 4.—Controls and Procedures

Ronald E. Hermance, Jr., our Chairman and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

Except as described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Eighteen putative class action complaints have been filed in the Court of Chancery, Delaware against Hudson City, its directors, and M&T challenging the Merger. Each of these complaints names Hudson City and all of the current members of Hudson City’s board of directors as defendants. Certain of the complaints also name Hudson City Savings Bank and Wilmington Trust Corporation as defendants. The complaints allege that the Hudson City directors breached their fiduciary duties to Hudson City’s public shareholders by approving the merger at an unfair price. Various of the complaints also generally allege that the Merger was the product of a flawed sales process, that the directors approved provisions in the Merger Agreement that constitute impermissible deal protection devices, and that certain officers and directors of Hudson City will receive personal benefits from the Merger not shared in by other Hudson City stockholders. The complaints further allege that M&T aided and abetted the alleged breaches of fiduciary duties. Certain of the complaints also allege that Hudson City and Wilmington Trust Corporation aided and abetted the alleged breaches of fiduciary duties.

Three amended complaints have been filed in the Delaware actions. These complaints add disclosure claims, alleging that the board of directors provided materially misleading and incomplete information to stockholders in the Form S-4 Registration Statement. Some of the amended complaints also expand upon claims that certain board members will receive personal benefits from the merger not shared in by other stockholders. Certain plaintiffs filed motions to consolidate and to expedite the Delaware actions. The Court has held a hearing on the motions to consolidate and appointed lead plaintiffs for a consolidated action. Requests for the production of documents have been filed in certain of the Delaware actions. Plaintiffs have agreed that defendants will not have to respond to any complaints or produce any discovery in the Delaware actions until an operative complaint has been identified.

Six putative class actions challenging the merger have also been filed in the Superior Court for Bergen County, Chancery Division, of New Jersey. These complaints allege that the Hudson City directors breached their fiduciary duties to Hudson City’s public shareholders by approving the Merger through a flawed sales process and at an unfair price. Various of the complaints also generally allege, that the directors approved provisions in the Merger Agreement that constitute impermissible deal protection devices, and that certain officers and directors of Hudson City will receive personal benefits from the Merger not shared in by other Hudson City stockholders. The complaints further allege that M&T aided and abetted the alleged breaches of fiduciary duties. Certain of the complaints also allege that Hudson City and Wilmington Trust Corporation aided and abetted the alleged breaches of fiduciary duties. The Court has consolidated these six actions and any subsequent actions into a single matter: In re Hudson City Bancorp, Inc. Shareholder Litigation. The Court also has appointed co-lead counsel. The New Jersey plaintiffs have not yet filed a consolidated, amended complaint.

All of the lawsuits seek, among other things, to enjoin completion of the Merger and an award of costs and attorneys’ fees. Certain of the actions also seek an accounting of damages sustained as a result of the alleged breaches of fiduciary duty and punitive damages. The defendants believe these actions are without merit and intend to defend vigorously against the claims.

Item 1A. – Risk Factors

For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2011 Annual Report on Form 10-K and Part II, Item 1A in our June 30, 2012 Form 10-Q. There has been no material change in risk factors since June 30, 2012, except as noted below.

The recent storm that impacted our region may have a negative impact on future earnings.

The primary market area of Hudson City Savings Bank was severely affected by the hurricane that impacted the area on October 29 and 30. The Federal Emergency Management Agency (“FEMA”) has issued a Major Disaster Declaration for ten counties in New Jersey, nine counties in New York and four counties in Connecticut disaster areas.

We cannot at this time assess the impact that this storm may have on our borrowers or on the related collateral for our loans. The damage from the storm may impact the collateral value of the underlying property, delay payment on loans through-out the affected areas and impair certain borrowers’ ability to repay their loans. These issues may affect net income as the Company may need to provide additional amounts to the allowance for loan losses, or may have reduced net interest income due to loans becoming non-performing.

Hudson City stockholders who make elections to receive cash, stock or mixed consideration in the Merger may be unable to sell their shares in the market pending the Merger.

Hudson City stockholders may elect to receive cash, stock or mixed consideration in the Merger by completing an election form that will be provided to stockholders. Elections will require that stockholders making the election turn in their Hudson City stock certificates. This means that during the time between when the election is made and the date the Merger is completed, Hudson City stockholders will be unable to sell their Hudson City common stock. If the Merger is unexpectedly delayed, this period could extend for a significant period of time. Hudson City stockholders can shorten the period during which they cannot sell their shares by delivering their election shortly before the election deadline. However, elections received after the election deadline will not be accepted or honored.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: approval of the Merger Agreement by Hudson City stockholders, approval of the issuance of M&T Common Stock in connection with the merger by M&T shareholders, receipt of requisite regulatory approvals, absence of orders prohibiting completion of the merger, effectiveness of the registration statement of which this document is a part, approval of the shares of M&T Common Stock to be issued to Hudson City stockholders for listing on the NYSE, the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. If these conditions to the closing of the merger are not fulfilled, then the Merger may not be completed. In addition, if the Merger is not completed by August 27, 2013, either M&T or Hudson City may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval. In addition, M&T may elect to terminate the merger agreement in certain other circumstances.

Termination of the Merger Agreement could negatively impact Hudson City.

If the Merger Agreement is terminated, Hudson City’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger. In addition, if the Merger Agreement is terminated, the market price of Hudson City common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and Hudson City’s board of directors seeks another merger or business combination, Hudson City stockholders cannot be certain that Hudson City will be able to find a party willing to offer equivalent or more attractive consideration than the consideration M&T has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, Hudson City may be required to pay a termination fee of $125 million to M&T.

Hudson City will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Hudson City and consequently on M&T. These uncertainties may impair Hudson City’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with Hudson City to seek to change existing business relationships with Hudson City. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, Hudson City’s business could be negatively impacted. In addition, the Merger Agreement restricts Hudson City from making certain acquisitions and taking other specified actions until the Merger occurs without the consent of M&T. These restrictions may prevent Hudson City from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Various lawsuits have been filed against Hudson City, Hudson City’s Board of Directors and M&T challenging the Merger, and an adverse judgment in any such lawsuit may prevent the Merger from being completed or from being completed within the expected timeframe.

Hudson City, Hudson City’s board of directors and M&T are named as defendants in 24 lawsuits brought by various Hudson City shareholders, both in the Court of Chancery in the State of Delaware and the Superior Court for Bergen County, Chancery Division, of New Jersey. Certain of the complaints also name Hudson City Savings Bank and Wilmington Trust Corporation as defendants. The lawsuits challenge the proposed Merger and seek, among other things, to enjoin the completion of the Merger on the agreed-upon terms and an award of costs and attorneys’ fees. Certain of the actions also seek an accounting of damages sustained as a result of alleged breaches of fiduciary duties and punitive damages.

One of the conditions to the closing of the Merger is that no judgment, decree, injunction or other order (whether temporary, preliminary or permanent) issued by a governmental authority of competent jurisdiction that prohibits the completion of the Merger shall be in effect. As such, if a settlement or other resolution is not reached in these lawsuits and the plaintiffs are successful in obtaining an injunction prohibiting the completion of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe.

Item 2. –	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the third quarter of 2012 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-July 31, 2012	—	$—	—	—
August 1-August 31, 2012	—	—	—	—
September 1-September 30, 2012	—	—	—	—

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Item 3. –	Defaults Upon Senior Securities

Not applicable.

Item 4. –	Mine Safety Disclosures

Not applicable.

Item 5. –	Other Information

Not applicable.

Item 6. –	Exhibits

Exhibit Number	Exhibit

10.42	Form of Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan Variable Deferred Stock Unit Award Notice Employees

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 9, 2012, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011 , (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (vi) Notes to the Unaudited Consolidated Financial Statements (detail tagged).

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date: November 9, 2012	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Anthony J. Fabiano
Anthony J. Fabiano
Executive Vice President
(Principal Accounting Officer)