Form 10-K
period 2012-12-31
HUDSON CITY BANCORP INC
filed 2013-02-28
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:                        December 31, 2012

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

Yes No X

As of February 20, 2013, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 528,212,690 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was $3,099,211,308. This figure was based on the closing price by the NASDAQ Global Market for a share of the registrant’s common stock, which was $6.37 as reported by the NASDAQ Global Market on June 30, 2012.

Documents Incorporated by Reference:

1.	Portions of the definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders or an amendment or amendments to this Form 10-K are incorporated by reference into Part III.

Hudson City Bancorp, Inc.

Form 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:

—	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

—	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

—	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

—	changes in deposit flows, loan demand or real estate values may adversely affect our business;

—	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

—

general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

—

legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”), and any actions regarding foreclosures may adversely affect our business;

—	enhanced regulatory scrutiny may adversely affect our business and increase our cost of operation;

—	applicable technological changes may be more difficult or expensive than we anticipate;

—	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

—	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

—

the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

—	difficulties associated with achieving or predicting expected future financial results;

—	our ability to diversify our funding sources and to access the capital markets;

—	our ability to comply with the terms of the Memoranda of Understanding with the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System;

—	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the OCC and Federal Reserve Board;

—	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs;

—	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations;

—	the potential impact on our operations and customers resulting from natural or man-made disasters, including the impact of Hurricane Sandy;

—

the actual results of the pending merger (the “Merger”) with Wilmington Trust Corporation, a wholly owned subsidiary of M&T Bank Corporation (“M&T”) could vary materially as a result of a number of factors,

i

including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the Merger Agreement could be terminated under certain circumstances; and

—	delays in closing the Merger.

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

Important Additional Information

In connection with the Merger, M&T filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form S-4 that includes a Joint Proxy Statement of M&T and the Company and a Prospectus of M&T, as well as other relevant documents concerning the proposed Merger. On February 21, 2013, M&T filed Amendment No. 3 to the Form S-4. The Registration Statement was declared effective by the SEC on February 22, 2013. A definitive proxy statement was first mailed to shareholders of the Company on or about February 27, 2013. SHAREHOLDERS OF THE COMPANY AND M&T ARE URGED TO READ THE REGISTRATION STATEMENT AND THE JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE MERGER AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY CONTAIN AND WILL CONTAIN IMPORTANT INFORMATION.

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

ii

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

Completion of the Merger is subject to various conditions, including, among others, (a) approval by Hudson City shareholders of the Merger Agreement, (b) approval by M&T shareholders of the issuance in the Merger of shares of M&T Common Stock, (c) effectiveness of the registration statement on Form S-4 for the M&T Common Stock to be issued in the Merger, (d) approval of the listing on the New York Stock Exchange of the shares of M&T Common Stock to be issued in the Merger, (e) the absence of any law or order prohibiting the closing of the Merger and (f) receipt of required regulatory approvals without the imposition of a condition or conditions that would reasonably be likely to have a material adverse effect on M&T and its subsidiaries, taken as a whole, giving effect to the Merger (measured on a scale relative to Hudson City and its subsidiaries taken as a whole) (as defined in the Merger Agreement). Each party’s obligation to consummate the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations and (iii) the receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

In connection with the Merger, M&T has filed a registration statement on Form S-4 with the SEC that includes a joint proxy statement of the Company and M&T and a prospectus of M&T, as well as other relevant documents concerning the Merger. On February 21, 2013, M&T filed Amendment No. 3 to the Form S-4. The registration statement was declared effective by the SEC on February 22, 2013. A definitive proxy statement was first mailed to shareholders of the Company on or about February 27, 2013. The Company anticipates that the closing of the Merger will take place in the second quarter of 2013.

On March 30, 2012, the Bank entered into a Memorandum of Understanding with the OCC (the “Bank MOU”), which is substantially similar to the MOU the Bank entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. The Bank MOU replaced the June 24th memorandum of understanding. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, that are intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. The implementation of the strategic plan has been suspended pending the completion of the Merger.

The Company entered into a separate Memorandum of Understanding with the Board of Governors of the Federal Reserve System (the “FRB”) (the “Company MOU”) on April 24, 2012, which is substantially similar to the MOU the Company entered into with our former regulator, the OTS, on June 24, 2011. The Company MOU replaced the June 24th memorandum of understanding. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders, (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year and (c) submit a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB.

These agreements will remain in effect until modified or terminated by the OCC (with respect to the Bank MOU) and the FRB (with respect to the Company MOU).

Hudson City Savings.   Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the OCC. Hudson City Bancorp, as a savings and loan holding company, is subject to supervision and examination by the FRB. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

We are a community and consumer-oriented retail savings bank offering traditional deposit products, residential real estate mortgage loans and consumer loans. In addition, we purchase mortgages and mortgage-backed securities and other securities issued by U.S. government-sponsored enterprises (“GSEs”) as well as other investments permitted by applicable laws and regulations. We retain substantially all of the loans we originate in our portfolio.

Our business model and product offerings allow us to serve a broad range of customers with varying demographic characteristics. Our traditional consumer products, such as conforming one- to four-family residential mortgages, time deposits, checking and savings accounts appeal to a broad customer base. Our jumbo mortgage lending proficiency and our time deposit and money market products have allowed us to target higher income customers successfully.

Our revenues are derived principally from interest on our mortgage loans and mortgage-backed securities and interest and dividends on our investment securities. Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

Available Information

Our periodic and current reports, proxy and information statements, and other information that we file with the SEC, are available free of charge through our website, www.hcbk.com, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Unless specifically incorporated by reference, the information on our website is not part of this annual report. Such reports are also available on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Market Area

Through our branch offices, we have operations in 10 of the top 50 counties in the United States ranked by median household income. Operating in high median household income counties fits well with our jumbo mortgage loan and consumer deposit business model. Prior to 2010, we purchased first mortgage loans in states that are east of the Mississippi River and as far south as South Carolina. Our loan purchase activity has declined significantly since 2010 and has been limited to our primary market area, which consists of New Jersey, New York and Connecticut. We experienced a decrease in our loan purchase activity as sellers from whom we have historically purchased loans are either retaining these loans in their portfolios or selling them to the GSEs. The wholesale loan purchase program complemented our retail loan origination by enabling us to diversify our assets outside of our local market area.

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

We also open deposit accounts through our internet banking service which allows us to serve customers throughout the United States. As of December 31, 2012, we had $201.1 million of deposits that were opened through our internet banking service.

Our future growth opportunities will be influenced by the growth and stability of the regional economy, other demographic population trends and the competitive environment in the New York metropolitan area (which we define to include New York, New Jersey and Connecticut). The national economy has had difficulty recovering from the recent recession. During 2012 economic growth was hampered by continued elevated levels of unemployment, a weak housing market and uncertainties surrounding economic stability in Europe. Housing market conditions in our primary lending area stabilized in 2012 after several years of reduced levels of sales, elevated levels of housing inventories, declining house prices, increasing home foreclosures and an increase in the length of time houses remain on the market. Housing prices remained weak during 2012 with many markets experiencing declines in prices as indicated by the S&P/Case-Shiller Home Price Indices. Approximately 82% of our mortgage loans are located in the New York metropolitan area. The Federal Housing Finance Agency

(“FHFA”), an independent entity within the Department of Housing and Urban Development, publishes housing market data on a quarterly basis. According to the data published by FHFA for the third quarter of 2012, the most recent data available, house prices in New Jersey decreased 1.07% from the third quarter of 2011. For New York and Connecticut, house prices changed, (0.36%) and 0.08%, respectively during this same period. Additionally, according to the FHFA data, the states of Pennsylvania, Virginia, Illinois and Maryland experienced changes in house prices of 0.18%, 2.67%, (0.28)% and 1.78%, respectively for those same periods. These seven states account for 93.6% of our total mortgage portfolio. We can give no assurance that economic and housing conditions will improve or will not continue to worsen in the near future.

Competition

We face intense competition both in making loans and attracting deposits in the market areas we serve. New Jersey and the New York metropolitan area have a high concentration of financial institutions, many of which are branches of large money center banks and regional banks. Some of these competitors have greater resources than we do and may offer services that we do not provide such as trust services or investment services. Customers who seek “one-stop shopping” may be drawn to these institutions.

Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage firms. We have also faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market. During 2012, the GSEs continued to purchase loans as part of their efforts to keep mortgage rates low to support the housing market. As a result, sellers from whom we have historically purchased loans are originating loans at lower rates than we would accept, selling many of their loans to the GSEs or keeping them in their portfolio.

Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition.     Our loan portfolio primarily consists of one- to four-family residential first mortgage loans, which represent 99.0% of total loans. The remaining loans in our portfolio include multi-family and commercial mortgage loans, construction loans and consumer loans, which primarily consist of fixed-rate second mortgage loans and home equity credit lines.

At December 31, 2012, we had total loans of $27.09 billion, of which $26.84 billion, or 99.1%, were first mortgage loans. Of the first mortgage loans outstanding at that date, 61.1% were fixed-rate mortgage loans and 38.9% were adjustable-rate mortgage (“ARM”) loans. At December 31, 2012, multi-family and commercial mortgage loans totaled $32.3 million, construction loans totaled $4.7 million, and consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $247.0 million, or 0.91%, of total loans.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	At December 31,

	2012		2011		2010		2009		2008

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

			(Dollars in thousands)

First mortgage loans:
One- to four-family	$26,119,764	96.41%	$28,260,772	96.35%	$30,049,398	97.17%	$31,076,829	97.79%	$28,931,237	98.34%
FHA/VA	687,172	2.54	734,781	2.51	499,724	1.62	285,003	0.90	20,197	0.07
Multi-family and commercial	32,259	0.12	39,634	0.14	48,067	0.16	54,694	0.17	57,829	0.20
Construction	4,669	0.02	4,929	0.02	9,081	0.03	13,030	0.04	24,830	0.08

Total first mortgage loans	26,843,864	99.09	29,040,116	99.02	30,606,270	98.98	31,429,556	98.90	29,034,093	98.69

Consumer and other loans:
Fixed-rate second mortgages	106,239	0.39	131,597	0.45	160,896	0.52	201,375	0.63	262,538	0.89
Home equity credit lines	119,872	0.44	134,502	0.46	137,467	0.44	127,987	0.40	101,751	0.35
Other	20,904	0.08	21,130	0.07	19,264	0.06	21,003	0.07	20,506	0.07

Total consumer and other loans	247,015	0.91	287,229	0.98	317,627	1.02	350,365	1.10	384,795	1.31

Total loans	27,090,879	100.00%	29,327,345	100.00%	30,923,897	100.00%	31,779,921	100.00%	29,418,888	100.00%

Deferred loan costs	97,534		83,805		86,633		81,307		71,670
Allowance for loan losses	(302,348)		(273,791)		(236,574)		(140,074)		(49,797)

Net Loans	$26,886,065		$29,137,359		$30,773,956		$31,721,154		$29,440,761

The following tables present the composition of our loan portfolio by credit quality indicator at the date indicated:

Credit Risk Profile based on Payment Activity

(In thousands)

	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other

December 31, 2012
Performing	$21,355,105	$4,303,636	$30,571	$-	$104,574	$115,876	$18,590	$25,928,352
Non-performing	965,956	182,239	1,688	4,669	1,665	3,996	2,314	1,162,527

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

December 31, 2011
Performing	$23,417,785	$4,566,001	$37,411	$585	$130,869	$130,897	$21,110	$28,304,658
Non-performing	797,905	213,862	2,223	4,344	728	3,605	20	1,022,687

Total	$24,215,690	$4,779,863	$39,634	$4,929	$131,597	$134,502	$21,130	$29,327,345

Credit Risk Profile by Internally Assigned Grade

(In thousands)

	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other

December 31, 2012
Pass	$21,209,628	$4,268,034	$20,215	$-	$104,216	$114,741	$17,794	$25,734,628
Special mention	175,361	29,609	2,445	-	68	89	-	207,572
Substandard	936,072	188,232	9,599	4,669	1,955	5,042	3,110	1,148,679

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

December 31, 2011
Pass	$23,325,078	$4,536,090	$23,997	$-	$130,649	$130,487	$19,231	$28,165,532
Special mention	146,391	26,428	2,989	-	220	410	593	177,031
Substandard	744,221	217,345	12,648	4,929	728	3,605	1,306	984,782

Total	$24,215,690	$4,779,863	$39,634	$4,929	$131,597	$134,502	$21,130	$29,327,345

Loan classifications are defined as follows:

—

Pass – These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

—	Special Mention – These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.
—

Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.
—

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

—

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

The following table presents the geographic distribution of loans in our portfolio:

	At December 31, 2012	At December 31, 2011
	Percentage of Loans by State to Total loans	Percentage of Loans by State to Total loans

New Jersey	43.0%	44.7%
New York	24.7	22.4
Connecticut	14.7	14.6

Total New York metropolitan area	82.4	81.7

Pennsylvania	4.8	4.7
Virginia	2.4	2.6
Illinois	2.0	2.3
Maryland	2.0	2.0
All others	6.4	6.7

Total outside the New York metropolitan area	17.6	18.3

	100.0%	100.0%

Loan Maturity.    The following table presents the contractual maturity of our loans at December 31, 2012. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $7.03 billion for 2012, $6.59 billion for 2011 and $7.15 billion for 2010.

	At December 31, 2012

	One- to four- Family First Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total

	(In thousands)

Amounts Due:
One year or less	$2,999	576	4,669	10,452	$18,696
After one year:
One to three years	8,859	14,186	-	10,610	33,655
Three to five years	83,718	3,669	-	8,578	95,965
Five to ten years	658,504	8,898	-	32,992	700,394
Ten to twenty years	4,236,792	4,458	-	180,042	4,421,292
Over twenty years	21,816,065	472	-	4,340	21,820,877

Total due after one year	26,803,938	31,683	-	236,562	27,072,183

Total loans	$26,806,937	$32,259	$4,669	$247,014	27,090,879
Deferred loan costs					97,534
Allowance for loan losses					(302,348)
Net loans					$26,886,065

The following table presents, as of December 31, 2012, the dollar amounts of all fixed-rate and adjustable-rate loans that are contractually due after December 31, 2013:

	Due After December 31, 2013

	Fixed	Adjustable	Total

	(In thousands)

One-to-four family first mortgage loans	$16,369,424	$10,434,514	$26,803,938
Multi-family and commercial mortgages	12,146	19,537	31,683
Consumer and other loans	110,279	126,283	236,562
Total loans due after one year	$16,491,849	$10,580,334	$27,072,183

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated:

	For the Year Ended December 31,

	2012	2011	2010

	(In thousands)

Total loans:
Balance outstanding at beginning of period	$ 29,327,345	$ 30,923,897	$ 31,779,921

Originations:
First mortgage loans (1)	4,976,263	4,848,647	5,736,379
Consumer and other loans	58,907	77,678	89,629

Total originations	5,035,170	4,926,325	5,826,008

Purchases:
One- to four-family first mortgage loans	28,742	344,766	764,335

Total purchases	28,742	344,766	764,335

Less:
Principal payments:
First mortgage loans (1)	(7,029,457)	(6,594,600)	(7,150,534)
Consumer and other loans	(98,660)	(107,694)	(122,265)

Total principal payments	(7,128,117)	(6,702,294)	(7,272,799)

Premium amortization and discount accretion, net	2,626	7,169	10,335
Transfers to foreclosed real estate	(87,787)	(75,422)	(73,132)
Charge-offs:
First mortgage loans	(86,636)	(96,714)	(110,669)
Consumer and other loans	(464)	(382)	(102)

Balance outstanding at end of period	$ 27,090,879	$ 29,327,345	$ 30,923,897

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

Most of our retail loan originations are from licensed mortgage bankers or brokers, existing or past customers, members of our local communities or referrals from local real estate agents, attorneys and builders. Our extensive branch network is also a source of new loan generation. We also employ a staff of representatives who call on real estate professionals to disseminate information regarding our loan programs and take applications directly from their clients. These representatives are paid for each origination. Originated loans represent 75.9% of our one- to four- family first mortgage loans.

We currently offer loans that generally conform to underwriting standards specified by Fannie Mae (“conforming loans”), non-conforming loans and loans processed as reduced documentation loans as described below. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of up to 30 years. The average size of our one- to four-family mortgage loans originated in 2012 was approximately $641,000. The overall average size of our one- to four-family first mortgage loans held in portfolio was approximately $418,000 and $416,000 at December 31, 2012 and 2011, respectively. We sold no loans in 2012, 2011 or 2010 and had no loans classified as held for sale at December 31, 2012.

Our originations of residential first mortgage loans amounted to $4.98 billion in 2012, $4.85 billion in 2011 and $5.74 billion in 2010. Included in these totals are refinancings of our existing first mortgage loans as follows:

		Percent of
		First Mortgage
	Amount	Loan Originations

	(In thousands)

2012	$1,334,841	26.7%
2011	754,684	15.1
2010	722,972	12.7

Prior to January 1, 2012, we allowed certain existing customers to reduce the interest rates on their mortgage loans, for a fee, with the intent of maintaining our customer relationship in periods of extensive refinancing due to a low interest rate environment. This program changed the existing interest rate to the market rate for a product currently offered by us with a similar or reduced term. The program did not extend the maturity date of the loan. To qualify for an interest rate reduction, the loan had to be current with no payments past due in any of the 12 preceding months. In general, all other terms and conditions of the existing mortgage loan remained the same. For the years ended December 31, 2011 and 2010, mortgage loans with principal balances of $2.77 billion and $2.75 billion, respectively had interest rates reduced pursuant to this program. Effective December 31, 2011, we discontinued this program but continue to allow borrowers to refinance their loans with us subject to meeting our normal underwriting requirements, including obtaining a new appraisal.

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

We also offer a variety of ARM loans secured by one- to four-family residential properties with a fixed rate for initial terms of three years, five years, seven years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. These loans are originated in amounts generally up to $3.0 million. The ARM loans that we currently originate have a maximum 30-year amortization period and are generally subject to the LTV ratios described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States Treasury securities adjusted to a constant maturity of one year and generally are subject to a maximum increase or decrease of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. As a result of generally low market interest rates for ARM loans, the initial offered rate on these loans was 50 basis points below to 150 basis points above the current fully indexed rate at December 31, 2012. We originated $3.22 billion of one- to four-family ARM loans in 2012. At December 31, 2012, 38.9% of our one- to four-family mortgage loans consisted of ARM loans.

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

Historically, our wholesale loan purchase program complemented our retail loan origination production by enabling us to diversify assets outside our local market area. At December 31, 2012, $6.46 billion, or 24.1%, of our one- to four-family first mortgage loans were purchased loans. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, the sellers from whom we have historically purchased loans are originating loans at lower rates than we would accept, selling many of their loans to the GSEs or keeping them in their portfolio. We expect that the amount of loan purchases will continue to be at reduced levels for the near future.

We have developed written standard operating guidelines relating to the purchase of these assets. These guidelines include an evaluation and approval process for the various sellers from whom we choose to buy whole loans, the acceptable types of whole loans and acceptable property locations. The purchase agreements, as established with each seller/servicer, contain parameters of the loan characteristics that can be included in each package. These parameters, such as maximum loan size and maximum weighted average LTV, generally conform to parameters utilized by us to originate mortgage loans. All loans are reviewed for compliance with the agreed upon parameters. All purchased loan packages are subject to internal due diligence procedures including review of a sampling of individual loan files. We generally perform full credit reviews of 10% to 20% of the mortgage loans in each package purchased. Our due diligence procedures include a review of the legal documents, including the note, the mortgage and the title policy, review of the credit file, evaluating debt service ratios, review of the appraisal and verifying LTV ratios and evaluating the completeness of the loan package. This review subjects the loan file to substantially the same underwriting standards used in our own loan origination process.

The loan purchase agreements recognize that the time frame to complete our due diligence reviews may not be sufficient prior to the completion of the purchase and afford us a limited period of time after closing to complete our review and return, or request substitution of, any loan for any legitimate underwriting concern. After the review period, we are still provided recourse against the seller for any breach of a representation or warranty with respect to the loans purchased. Among these representations and warranties are attestations of the legality and enforceability of the legal documentation, adequacy of insurance on the collateral real estate, compliance with regulations, and certifications that all loans are current as to principal and interest at the time of purchase. In general, the seller of a purchased loan continues to service the loan after we purchase it. However, we maintain custody of the legal documents including the original note. The servicing of purchased loans is governed by the servicing agreement entered into with each servicer. These servicing agreements are structured to ensure that we have ongoing involvement with collection and loss mitigation procedures. Oversight of the servicer is maintained by our review of all reports, remittances and non-performing loan ratios with appropriate further action, such as contacting the servicers by phone, in writing or through on-site visits to clarify or correct our concerns. We also require that all servicers provide end-of-year financial statements and must deliver industry certifications substantiating that they have appropriate controls in place to ensure their mode of administration is in accordance with federal and regulatory standards. These operating guidelines provide a means of evaluating and monitoring the quality of mortgage loan purchases and the servicing abilities of the loan servicers. Historically, we have purchased loans from six to eight of the largest nationwide mortgage producers. We purchased first mortgage loans of $28.7 million in 2012, $344.8 million in 2011 and $764.3 million in 2010. The average size of our one-to four-family mortgage loans purchased during 2012 was approximately $234,000. Substantially all of the loans purchased in 2012 and 2011 were loans insured by the Federal Housing Administration (the “FHA”).

We also purchase and originate interest-only mortgage loans. These loans are designed for customers who desire flexible amortization schedules. These loans are originated as ARM loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using fully amortizing payment amounts, more restrictive standards and generally are made with lower LTV limitations imposed to help minimize any potential credit risk. These loans may involve higher risks compared to standard loan products since there is the potential for higher payments once the interest rate resets and the principal begins to amortize and they rely on a stable or rising housing market to maintain an acceptable LTV ratio. However, we do not believe these programs will have a material adverse impact on our asset quality based on our underwriting criteria and the average LTV ratios on the loans originated in this program. During 2012, we originated $1.01 billion of interest-only loans with an average LTV ratio of 60.0% based on the appraised value at the time of origination. The outstanding principal balance of interest-only loans in our portfolio was approximately $4.49 billion as of December 31, 2012. Non-performing interest-only loans amounted to $182.2 million, or 15.7%, of non-performing loans at December 31, 2012 as compared to non-performing interest-only loans of $213.9 million, or 20.9%, of non-performing loans at December 31, 2011. We have not in the past, nor do we currently, originate or purchase option ARM loans, where the borrower is given various payment options that could change payment flows to the Bank. For a description of guidance on nontraditional mortgage products, See “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

In addition to our full documentation loan program, we originate and purchase loans to certain eligible borrowers as reduced documentation loans. Generally the maximum loan amount for reduced documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for reduced documentation loans to complete a Freddie Mac/Fannie Mae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the reduced documentation processing, although delinquencies that are adequately explained will not prohibit processing as a reduced documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We collect and analyze data relating to reduced documentation loans that we originate. As part of our wholesale loan program, we have allowed sellers to include reduced documentation loans in each pool of purchased mortgage loans but limit the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have a maximum LTV ratio of 70% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale reduced documentation loans on our mortgage loan system. Originated loans represent 75.9% of our one- to four-family first mortgage loans at December 31, 2012. Included in our loan portfolio at December 31, 2012 are $3.98 billion of originated amortizing reduced documentation loans and $901.0 million of originated reduced documentation interest-only loans as compared to $3.85 billion and $956.2 million, respectively, at December 31, 2011. Non-performing loans at December 31, 2012 include $153.5 million of originated amortizing reduced documentation loans and $63.8 million of originated interest-only reduced documentation loans as compared to $126.9 million and $71.0 million, respectively, at December 31, 2011.

We offer mortgage programs designed to address the credit needs of low and moderate-income home mortgage applicants and low and moderate-income home improvement loan applicants. We define low and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income of the Metropolitan Statistical Area in the county where the subject property is located. Among the features of the low- and moderate-income home mortgage programs are reduced rates, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For example, these programs have generally provided for loans with up to 80% LTV ratios and rates which are 25 basis points lower than our traditional mortgage loans. In 2012, we originated $52.7 million in mortgage loans under these programs.

Multi-family and Commercial Mortgage Loans.   At December 31, 2012, $32.3 million, or 0.12%, of the total loan portfolio consisted of multi-family and commercial mortgage loans. Commercial mortgage loans are secured by office buildings and other commercial properties. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). Substantially all of these loans were acquired in the acquisition of Sound Federal Bancorp, Inc. in 2006. Since our primary lending product is one-to four-family mortgage loans, we have not actively pursued the origination of commercial and multi-family mortgage loans. We did not originate any multi-family or commercial mortgage loans in 2012. At December 31, 2012, the largest commercial mortgage loan had a principal balance of $6.0 million and was secured by a storage unit facility. This borrower also had $2.0 million of commercial mortgage loans outstanding with us at December 31, 2012. These loans were restructured during 2010 to allow for a deferment of principal payments. During 2012, the borrower did not perform in accordance with the restructured agreements which resulted in a charge-off of $873,000 against these loans. These loans are included in troubled debt restructurings and classified as substandard at December 31, 2012.

Loans secured by multi-family and commercial real estate generally are larger than one-to-four family residential loans and involve a greater degree of risk. Commercial mortgage loans can involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree, on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or in the economy in general.

Construction Lending.   Substantially all of our construction loans were acquired in our acquisition of Sound Federal Bancorp, Inc. in 2006. Since our primary lending product is one-to four-family mortgage loans, we have not actively pursued the origination of construction loans and have removed them from our product offerings. While we did not originate any construction loans in 2012, there were principal advances on existing construction loans of $818,000 during 2012. Our construction loans are secured by residential and commercial properties located in our market area. At December 31, 2012, we had 3 construction loans totaling $4.7 million, or 0.02% of total loans. Our largest construction loan is a participation loan for a 90 unit condominium project. Our outstanding portion of the loan amounted to $2.4 million at December 31, 2012. This loan is included in our loans that are past due 90 days or more as of December 31, 2012 and has a specific reserve associated with it.

Consumer Loans.      At December 31, 2012, consumer and other loans amounted to $247.0 million, or 0.91%, of our total loans and consisted primarily of fixed-rate second mortgage loans and home equity credit lines. Consumer loans generally have shorter terms to maturity, relative to our mortgage portfolio, which reduces our exposure to changes in interest rates. Consumer loans generally carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

We offer fixed-rate second mortgage loans generally in amounts up to $250,000 secured by owner-occupied one- to four-family residences located in the State of New Jersey, and the portions of New York and Connecticut served by our first mortgage loan products, for terms of up to 20 years. At December 31, 2012 these loans totaled $106.2 million, or 0.39% of total loans. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined LTV ratio, including the balance of the first mortgage, generally cannot exceed 80% of the appraised value of the property at time of origination.

Our home equity credit line loans totaled $119.9 million or 0.44% of total loans at December 31, 2012. These loans are either fixed-rate or adjustable-rate loans secured by a second mortgage on owner-occupied one- to four-family residences located in our market area. The interest rates on adjustable-rate home equity credit lines are based on the “prime rate” as published in The Wall Street Journal (the “Index”) subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100, whichever is greater. The maximum credit line available is $250,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.

Other loans totaled $20.9 million at December 31, 2012 and consisted of collateralized passbook loans, overdraft protection loans, unsecured personal loans, and secured and unsecured commercial lines of credit. We have not originated unsecured personal loans since 2005.

Loan Approval Procedures and Authority.      All mortgage loans up to $600,000 must be approved by two underwriting officers in the Mortgage Origination Department. Loans in excess of $600,000 up to $1.0 million in size require that one of the two officers signing off on the loan be a senior underwriting staff member assigned and approved by senior management in the Mortgage Origination area or any officer bearing the title of First Vice President-Mortgage Officer, Senior Vice President-Mortgage Officer, Executive Vice President-Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. Loans in excess of $1.0 million up to $3.0 million require that in addition to the standard underwriter approval, one of the officers signing off on the loan must be a senior underwriting staff member assigned and approved by senior management in the Mortgage Origination area and one additional officer signing off on the loan must bear the title of the First Vice President-Mortgage Officer, Senior Vice President-Mortgage Officer, Executive Vice President-Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. Loans in excess of $3.0 million require that in addition to the standard underwriter approval, two additional signatures are required with the officers bearing the title of Senior Vice President-Mortgage Officer, Executive Vice President-Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. Loan requests in excess of $5.0 million must be approved by at least two of the following senior officers, Executive Vice President-Lending, Chief Operating Officer or Chief Executive Officer and will be reported to the Board of Directors at the next regularly scheduled Board meeting. The maximum number of first mortgage loans outstanding at any one time per borrower (obligor on the note) shall not exceed three loans with only one loan being permitted for investment purposes. The aggregate of all residential loans, existing and/or committed to any one borrower, generally shall not exceed $5.0 million. Aggregate loan balances exceeding this limit must be approved by at least two of the following senior officers: Executive Vice President-Lending, Chief Operating Officer or Chief Executive Officer and will be reported to the Board of Directors at the next regularly scheduled Board meeting.

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

Upon receipt of a completed loan application from a prospective borrower, we order a credit report and, except for loans originated as reduced documentation, we verify certain other information. If necessary, we obtain additional financial or credit-related information. We require an appraisal for all mortgage loans. Appraisals may be performed by our in-house Appraisal Department or by licensed or certified third-party appraisal firms. Currently most appraisals are performed by third-party appraisers and are reviewed by our in-house Appraisal Department.

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

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies we have been proactive in addressing problem loans and non-performing assets. Charge-offs, net of recoveries, amounted to $66.4 million in 2012 and $82.8 million in 2011. Economic conditions have improved but at a slower pace than anticipated during 2012. Home sale activity and real estate valuations improved slightly during the latter half of 2012 and unemployment, while improving, remained at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We determined the provision for loan losses for 2012 based on our allowance for loan loss (“ALL”) methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original LTV ratios of less than 80%. The average LTV ratio of our 2012 first mortgage loan originations and our total first mortgage loan portfolio were 59.8% and 58.1%, respectively using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2012, we concluded that home values in our primary lending markets, while continuing to decline from 2011 levels, have started to show signs of stabilization. Due to the decline of real estate values since 2006, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans:

	At December 31, 2012		At December 31, 2011
	Total loans	Non-performing Loans	Total loans	Non-performing Loans

New Jersey	43.0%	47.9%	44.7%	51.3%
New York	24.7	22.0	22.4	19.5
Connecticut	14.7	7.1	14.6	6.8

Total New York metropolitan area	82.4	77.0	81.7	77.6

Pennsylvania	4.8	1.9	4.7	1.4
Virginia	2.4	2.6	2.6	2.9
Illinois	2.0	4.6	2.3	4.7
Maryland	2.0	4.2	2.0	3.2
All others	6.4	9.7	6.7	10.2

Total outside New York metropolitan area	17.6	23.0	18.3	22.4

	100.0%	100.0%	100.0%	100.0%

Delinquent Loans and Foreclosed Assets.      When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of originated mortgage loans, our Mortgage Servicing Department is responsible for collection procedures from the 15th day up to the 119th day of delinquency. Specific procedures include a late charge notice being sent at the time a payment is over 15 days past due. Telephone contact is attempted on approximately the 20th day of the month to avoid a 30-day delinquency. A second written notice is sent at the time the payment becomes 30 days past due.

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

We send a foreclosure notice when a loan is 90 days delinquent. The accrual of income on loans that are not guaranteed by a federal agency is generally discontinued when interest or principal payments are 90 days in arrears and any accrued interest is reversed. We commence foreclosure proceedings if the loan is not brought current between the 90th and 120th day of delinquency unless specific limited circumstances warrant an exception. The collection procedures for mortgage loans guaranteed by federal agencies follow the collection guidelines outlined by those agencies.

We monitor delinquencies on our serviced loan portfolio from reports sent to us by the servicers. Once all past due reports are received, we examine the delinquencies and contact appropriate servicer personnel to determine the status of the loans. We also use these reports to prepare our own monthly reports for management review. These summaries break down, by servicer, total principal and interest due, length of delinquency, as well as accounts in foreclosure and bankruptcy. We monitor, on a case-by-case basis, all accounts in foreclosure to confirm that the servicer has taken all proper steps to foreclose promptly if there is no other recourse. We also monitor whether mortgagors who filed bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

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

Loans delinquent 60 days to 89 days and 90 days or more were as follows as of the dates indicated:

	At December 31,

	2012				2011				2010

	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More

	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans

	(Dollars in thousands)

One- to four-family first mortgages	537	$218,814	2,828	$1,018,642	457	$177,605	2,553	$914,291	460	$181,370	2,144	$794,106
FHA/VA first mortgages	74	16,828	525	129,553	40	8,774	377	97,476	40	9,730	234	64,156
Multi-family and commercial mortgages	5	3,190	5	1,688	1	393	4	2,223	2	1,199	4	1,117
Construction loans	-	-	3	4,669	-	-	4	4,344	-	-	6	7,560
Consumer and other loans	9	447	71	7,975	11	632	49	4,353	14	946	42	4,320

Total delinquent loans (60 days and over)	625	$239,279	3,432	$1,162,527	509	$187,404	2,987	$1,022,687	516	$193,245	2,430	$871,259

Delinquent loans (60 days and over) to total loans		0.88%		4.29%		0.64%		3.48%		0.62%		2.82%

The following table is a comparison of our delinquent loans by class as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more accruing

	(In thousands)
At December 31, 2012
One- to four-family first mortgages:
Amortizing	$327,122	$206,033	$965,956	$1,499,111	$20,821,950	$22,321,061	$129,553
Interest-only	58,004	29,609	182,239	269,852	4,216,023	4,485,875	-
Multi-family and commercial mortgages	6,474	3,190	1,688	11,352	20,907	32,259	-
Construction loans	-	-	4,669	4,669	-	4,669	-
Consumer and other loans:							-
Fixed-rate second mortgages	587	68	1,665	2,320	103,919	106,239	-
Home equity lines of credit	1,592	379	3,996	5,967	113,905	119,872	-
Other	62	-	2,314	2,376	18,528	20,904	-

Total	$393,841	$239,279	$1,162,527	$1,795,647	$25,295,232	$27,090,879	$129,553

At December 31, 2011
One- to four-family first mortgages:
Amortizing	$357,099	$158,546	$797,905	$1,313,550	$22,902,140	$24,215,690	$97,476
Interest-only	63,360	27,833	213,862	305,055	4,474,808	4,779,863	-
Multi-family and commercial mortgages	1,521	393	2,223	4,137	35,497	39,634	-
Construction loans	-	-	4,344	4,344	585	4,929	-
Consumer and other loans:							-
Fixed-rate second mortgages	1,202	220	728	2,150	129,447	131,597	-
Home equity lines of credit	2,471	410	3,605	6,486	128,016	134,502	-
Other	1,536	2	20	1,558	19,572	21,130	-

Total	$427,189	$187,404	$1,022,687	$1,637,280	$27,690,065	$29,327,345	$97,476

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Current economic conditions have started to improve, but were adversely affected since 2007 by the decline in the housing and real estate markets. Conditions in the housing markets stabilized in 2012 as house prices started to increase slightly. However, the continued high levels of unemployment may have adverse implications for the recovery of the housing market.

The Bank’s primary market area was affected by Hurricane Sandy in October 2012. The Federal Emergency Management Agency (“FEMA”) issued a Major Disaster Declaration for ten counties in New Jersey, nine counties in New York and four counties in Connecticut. As part of our analysis of the impact of the storm on the collateral securing our mortgage loans, we identified approximately 5,400 loans that were in the areas most affected by the storm. We completed physical inspections on these properties and evaluated the potential damage to the homes. Based on this assessment, we believe that for 143 of these loans, the value of the underlying collateral and the estimated proceeds from flood insurance may be less than the principal balance of the loans. Of these 143 loans, as of December 31, 2012, 122 were performing in accordance with their terms. We estimate that our exposure to these loans is less than $6.0 million.

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

The following table presents information regarding non-performing assets as of the dates indicated:

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans	$1,018,642	$914,291	$794,106	$581,786	$200,642
Multi-family and commercial mortgages	1,688	2,223	1,117	1,414	1,854
Construction loans	4,669	4,344	7,560	6,624	7,610
Consumer and other loans	7,975	4,353	4,320	1,916	626

Total non-accrual loans	1,032,974	925,211	807,103	591,740	210,732
Accruing loans delinquent 90 days or more	129,553	97,476	64,156	35,955	6,842
Total non-performing loans	1,162,527	1,022,687	871,259	627,695	217,574
Foreclosed real estate, net	47,322	40,619	45,693	16,736	15,532
Total non-performing assets	$1,209,849	$1,063,306	$916,952	$644,431	$233,106

Non-performing loans to total loans	4.29%	3.48%	2.82%	1.98%	0.74%
Non-performing assets to total assets	2.98	2.34	1.50	1.07	0.43

Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

Non-performing loans exclude troubled debt restructurings that are accruing and performing in accordance with the terms of their restructure agreement. Restructured loans included in non-performing loans totaled $107.3 million and $11.4 million at December 31, 2012 and 2011, respectively. There were no non-performing restructured loans at December 31, 2010. In addition, there were no troubled debt restructurings at December 31, 2009 and 2008.

Loans modified in a troubled debt restructuring totaled $215.1 million at December 31, 2012 of which $29.0 million are 30 to 59 days past due, $14.3 million are 60 to 89 days past due and $107.3 million are 90 days or more past due and are included in non-accrual loans. Restructured accruing loans totaled $107.8 million at December 31, 2012. These loans were current at December 31, 2012 and have complied with the terms of their restructure agreement. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $23.1 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during 2012 for which we ceased accruing interest. At December 31, 2011, loans modified in a troubled debt restructuring totaled $66.5 million of which $7.4 million are 30 to 59 days past due, $4.8 million are 60 to 89 days past due and $11.4 million are 90 days or more past due and are included in non-accrual loans. Restructured accruing loans totaled $55.1 million at December 31, 2011.

During 2011, we adopted a Loan Modification Policy that, among other things, expanded the modified loan programs that were previously offered by the Bank to include interest rate reductions and an expanded capitalization of arrears program. In addition, based on recent regulatory guidance, as of December 31, 2012 we classified $115.4 million of loans as troubled debt restructurings for borrowers that have completed a Chapter 7 bankruptcy.

The following table presents information regarding our non-performing residential first mortgage loans at December 31:

	2012	2011	2010	2009

	(In thousands)

Non-accrual residential first mortgage loans:
Amortizing residential first mortgage loans	$836,403	$700,429	$614,758	$499,550
Interest-only residential first mortgage loans	182,239	213,862	179,348	82,236

Included in accruing loans delinquent 90 days or more are $129.6 million of FHA loans. We continue to accrue interest on these loans since they are insured by the FHA. At December 31, 2012, approximately 77% of our non-performing loans were in the New York metropolitan area and 23% were outside of the New York metropolitan area. At December 31, 2011, approximately 78% of our non-performing loans were in the New York metropolitan area and 22% were outside of the New York metropolitan area. Non-accrual first mortgage loans at December 31, 2012 included $182.2 million of interest-only loans and $217.2 million of originated reduced documentation loans with average LTV ratios of approximately 58% and 49%, respectively, based on appraised values at time of origination. Non-accrual first mortgage loans at December 31, 2011 included $213.9 million of interest-only loans and $197.9 million of originated reduced documentation loans with average LTV ratios of approximately 65% and 58%, respectively, based on appraised values at time of origination.

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $64.0 million. The total amount of interest income received on non-accrual loans amounted to approximately $1.9 million during 2012. We are not committed to lend additional funds to borrowers whose loans are in non-accrual status.

Allowance for Loan Losses.

The following table presents the activity in our ALL at or for the years indicated:

	At or for the Year December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$273,791	$236,574	$140,074	$49,797	$34,741
Provision for loan losses	95,000	120,000	195,000	137,500	19,500
Charge-offs:
First mortgage loans	(86,636)	(96,714)	(110,669)	(48,097)	(4,458)
Consumer and other loans	(464)	(382)	(102)	(36)	(64)
Total charge-offs	(87,100)	(97,096)	(110,771)	(48,133)	(4,522)
Recoveries	20,657	14,313	12,271	910	78
Net charge-offs	(66,443)	(82,783)	(98,500)	(47,223)	(4,444)
Balance at end of year	$302,348	$273,791	$236,574	$140,074	$49,797

Allowance for loan losses to total loans	1.12%	0.93%	0.77%	0.44%	0.17%
Allowance for loan losses to non-performing loans	26.01	26.77	27.15	22.32	22.89
Net charge-offs as a percentage of average loans	0.24	0.28	0.31	0.15	0.02

The following table presents the activity in our ALL by portfolio segment:

	At December 31, 2012

	One-to four- Family Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total

	(In thousands)

Balance at December 31, 2010	$227,224	$4,419	$1,728	$3,203	$236,574

Provision for loan losses	120,126	(37)	(994)	905	120,000
Charge-offs	(96,714)	-	-	(382)	(97,096)
Recoveries	14,286	-	-	27	14,313

Net (charge-offs) recoveries	(82,428)	-	-	(355)	(82,783)

Balance at December 31, 2011	$264,922	$4,382	$734	$3,753	$273,791

Provision for loan losses	95,282	(1,572)	382	908	95,000
Charge-offs	(85,763)	(873)	-	(464)	(87,100)
Recoveries	20,655	-	-	2	20,657

Net (charge-offs) recoveries	(65,108)	(873)	-	(462)	(66,443)

Balance at December 31, 2012	$295,096	$1,937	$1,116	$4,199	$302,348

Loan portfolio:
Balance at end of year
Individually evaluated for impairment	$206,044	$8,847	$4,592	$2,009	$221,492
Collectively evaluated for impairment	26,600,892	23,412	77	245,006	26,869,387
Allowance
Individually evaluated for impairment	$19,662	$518	$1,116	$68	$21,364
Collectively evaluated for impairment	275,434	1,419	-	4,131	280,984

The ALL has been determined in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to maintain an adequate ALL. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

The ALL amounted to $302.3 million and $273.8 million at December 31, 2012 and 2011, respectively. We recorded our provision for loan losses during 2012 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, our loss experience on non-performing loans, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and changes in the size of the loan portfolio. See “Item 7 – Management’s Discussion and Analysis – Critical Accounting Policies – Allowance for Loan Losses.”

Economic conditions have improved but at a slower pace than anticipated during 2012. Home sale activity and real estate valuations also improved slightly during 2012 and unemployment, while improving, remained at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

At December 31, 2012, first mortgage loans secured by one-to four-family properties accounted for 99.0% of total loans. Fixed-rate mortgage loans represent 61.1% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. We do not originate or purchase option ARM loans or negative amortization loans.

Non-performing loans amounted to $1.16 billion at December 31, 2012 as compared to $1.02 billion at December 31, 2011. Non-performing loans at December 31, 2012 included $1.15 billion of one- to four-family first mortgage loans as compared to $1.01 billion at December 31, 2011. The ratio of non-performing loans to total loans was 4.29% at December 31, 2012 compared with 3.48% at December 31, 2011. Loans delinquent 60 to 89 days amounted to $239.3 million at December 31, 2012 as compared to $187.4 million at December 31, 2011. Foreclosed real estate amounted to $47.3 million at December 31, 2012 as compared to $40.6 million at December 31, 2011. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values that began in 2007 and continued into the first half of 2012, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios have helped to moderate our charge-offs as there has generally been adequate equity behind our first lien as of the foreclosure date to satisfy our loan.

At December 31, 2012, the ratio of the ALL to non-performing loans was 26.01% as compared to 26.77% at December 31, 2011. The ratio of the ALL to total loans was 1.12% at December 31, 2012 as compared to 0.93% at December 31, 2011. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL and non-performing loans. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.

We obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $66.4 million for 2012 as compared to $82.8 million in 2011.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our AQC uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at December 31, 2012, 82% of our loan portfolio and 77% of our non-performing loans are located in the New York metropolitan area. We believe that our process of obtaining updated collateral values by the time a loan becomes 180 days past due, and annually thereafter, identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed-rate and variable-rate one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, and to a lesser-

extent, Hurricane Sandy, we increased certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during 2012. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our estimated loss experience on our non-performing one- to four-family first mortgage loans was approximately 14.3% during 2012 as compared to 13.5% in 2011 and 13.3% in 2010. The adjustments in our loss factors in 2012 did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

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

We consider the average LTV ratio of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at December 31, 2012 was approximately 58.1%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans using appraised values at the time of origination was approximately 67.5% at December 31, 2012. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 77% of our non-performing loans were located at December 31, 2012, by approximately 25% from the peak of the market in 2006 through October 2012 and by 30% nationwide during that period. For the twelve months ended September 30, 2012, home prices declined 2.5% in the New York metropolitan area and increased 3.6% nationwide. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $66.4 million for 2012 as compared to net charge-offs of $82.8 million for 2011. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. Due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, our foreclosure process and the time to complete a foreclosure continue to be prolonged, especially in New York and New Jersey where 77% of our non-performing loans are located. If real estate prices do not improve or decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

At December 31, 2012 and December 31, 2011, commercial and construction loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $13.4 million and $14.6 million, respectively. Based on this evaluation, we established an ALL of $1.6 million for commercial and construction loans classified as impaired at December 31, 2012 compared to $4.4 million at December 31, 2011. Charge-offs related to these loans amounted to $873,000 in 2012 (none in 2011).

The markets in which we lend have experienced significant declines in real estate values which we have taken into account in evaluating our ALL. Although we believe that we have established and maintained the ALL at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Increases in our loss experience on non-performing loans, the loss factors used in our quantitative analysis of the ALL and continued increases in overall loan delinquencies can have a significant impact on our need for increased levels of loan loss provisions in the future. No assurance can be given in any particular case that our LTV ratios will provide full protection in the event of borrower default. Although we use the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change. See “Item 7 – Management’s Discussion and Analysis – Critical Accounting Policies – Allowance for Loan Losses.”

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated:

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$295,096	98.95%	$264,922	98.86%	$227,224	98.79%	$133,927	98.69%	$45,642	98.43%
Other first mortgages	3,053	0.14	5,116	0.16	6,147	0.19	3,169	0.21	2,065	0.26
Total first mortgage loans	298,149	99.09	270,038	99.02	233,371	98.98	137,096	98.90	47,707	98.69
Consumer and other loans	4,199	0.91	3,753	0.98	3,203	1.02	2,978	1.10	2,090	1.31

Total allowance for loan losses	$302,348	100.00%	$273,791	100.00%	$236,574	100.00%	$140,074	100.00%	$49,797	100.00%

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

We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by GSEs. These securities account for substantially all of our securities. We do not purchase unrated or private label mortgage-backed securities. During 2012 we purchased $407.8 million of investment-grade corporate bonds.

At December 31, 2012, there were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.

We also have an investment in Federal Home Loan Bank of New York (“FHLB”) stock for $356.5 million. We have evaluated our investment in FHLB stock for impairment which includes a review of the financial statements and capital balances of FHLB. FHLB is in compliance with its regulatory capital to assets ratio and liquidity requirements. We have also considered the structure of the FHLB system, which enables the regulator of the FHLBs to reallocate debt among the members, so each FHLB member has a potential obligation to repay the consolidated obligations issued by other FHLB members. The FHLB structure has received support from the U.S. Treasury, which established a lending facility designed to provide secured funding on an as needed basis to government-sponsored enterprises, such as the FHLB. As a result of our review of the FHLB and the FHLB system, we have noted that there were no issues that would result in impairment in our investment.

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

Investment Securities.        At December 31, 2012, investment securities classified as held to maturity had a carrying value of $39.0 million as compared to $539.0 million at December 31, 2011, all of which were callable by the issuer. Investments classified as available for sale amounted to $428.1 million at December 31, 2012 and $7.4 million at December 31, 2011. At December 31, 2012, the investment securities portfolio had a weighted-average rate of 2.51% and a fair value of approximately $473.6 million. During 2012 we purchased $407.8 million of investment securities all of which were investment-grade corporate bond issues. During 2011, we did not make any purchases of investment securities. As a result of the low market interest rates, $500.0 million and $3.4 billion of investment securities were called during 2012 and 2011, respectively. At December 31, 2012, no investment securities were pledged as collateral for securities sold under agreements to repurchase. Also, at December 31, 2012, we had $356.5 million in FHLB stock. See “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

The following table presents our investment securities activity for the years indicated:

	For the Year Ended December 31,

	2012	2011	2010

	(In thousands)
Investment securities:
Carrying value at beginning of year	$ 546,378	$ 4,028,801	$ 5,282,944

Purchases:
Held to maturity	-	-	5,802,176
Available for sale	407,832	-	-
Calls:
Held to maturity	(500,000)	(3,400,000)	(6,049,130)
Available for sale	-	-	(1,025,000)
Maturities:
Held to maturity	-	-	(105)
Sales:
Available for sale	-	(80,000)	-
Premium (amortization) and discount accretion, net	(1,376)	5	(1,338)
Change in unrealized gain or (loss)	14,234	(2,428)	19,254

Net decrease in investment securities	(79,310)	(3,482,423)	(1,254,143)

Carrying value at end of year	$ 467,068	$ 546,378	$ 4,028,801

Mortgage-backed Securities.      All of our mortgage-backed securities are issued by Ginnie Mae, Fannie Mae or Freddie Mac. At December 31, 2012, mortgage-backed securities classified as held to maturity totaled $2.98 billion, or 7.3% of total assets, while $8.04 billion, or 19.8% of total assets, were classified as available for sale. At December 31, 2012, the mortgage-backed securities portfolio had a weighted-average rate of 2.44% and a fair value of approximately $11.21 billion. Of the mortgage-backed securities we held at December 31, 2012, $9.48 billion, or 86.0% of total mortgage-backed securities, had adjustable rates and $1.54 billion, or 14.0% of total mortgage-backed securities, had fixed rates. Our mortgage-backed securities portfolio includes real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”). At December 31, 2012, we held $486.9 million of fixed-rate REMICs, which constituted 4.42% of our mortgage-backed securities portfolio. Mortgage-backed security purchases totaled $1.47 billion during 2012 compared with $3.05 billion during 2011. At December 31, 2012, mortgage-backed securities with an amortized cost of $8.67 billion were used as collateral for securities sold under agreements to repurchase.

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

Mortgage-backed securities generally yield less than the underlying loans because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain borrowings. In general, mortgage-

backed securities issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk-weighting assigned to most non-securitized residential mortgage loans.

While mortgage-backed securities are subject to a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-backed securities. At December 31, 2012, we did not own any principal-only, REMIC residuals, private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans.

The Company had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act (“SIPA”). Mortgage-backed securities with an amortized cost of approximately $114.1 million were pledged as collateral for these borrowings and we demanded the return of this collateral. The trustee for the SIPA liquidation of Lehman Brothers, Inc. (the “Trustee”) notified the Company in the fourth quarter of 2011 that it no longer holds these securities and considers our claim to be approximately $13.9 million representing the excess of the market value of the collateral over the $100 million repurchase price. While we dispute the Trustee’s calculation of the claim, as a result of the Trustee’s position, as of December 31, 2011 we removed the mortgage-backed securities and the borrowings from our balance sheet and recorded the net amount as a receivable included in other assets (the “Net Claim”). While we intend to pursue full recovery of our Net Claim, we established a reserve of $3.9 million against the receivable balance at December 31, 2011. There can be no assurances as to the amount of the final settlement of this transaction.

The following table presents our mortgage-backed securities activity for the years indicated:

	For the Year Ended December 31,

	2012		2011		2010

	(In thousands)

Mortgage-backed securities:
Carrying value at beginning of year	$13,285,913	$	24,034,909	$	21,080,085

Purchases:
Held to maturity	-		-		172,434
Available for sale	1,473,244		3,053,146		15,314,571
Principal payments:
Held to maturity	(1,133,484)		(1,808,661)		(4,198,619)
Available for sale	(2,560,457)		(2,791,747)		(4,167,652)
Sales:
Available for sale	-		(8,964,385)		(3,917,420)
Mortgage-backed securities used as collateral for Lehman Brothers, Inc. repurchase agreement	-		(114,005)		-
Premium (amortization) and discount accretion, net	(89,767)		(78,382)		(79,637)
Change in unrealized gain or (loss)	42,050		(44,962)		(168,853)

Net (decrease) increase in mortgage-backed securities	(2,268,414)		(10,748,996)		2,954,824

Carrying value at end of year	$11,017,499	$	13,285,913	$	24,034,909

The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. The table also presents the mortgage-backed securities portfolio by coupon type.

	At December 31,

	2012			2011			2010

	Carrying Value	Percent of Total (1)	Fair Value	Carrying Value	Percent of Total (1)	Fair Value	Carrying Value	Percent of Total (1)	Fair Value

	(Dollars in thousands)
Money market investments:
Federal funds sold and other overnight deposits	$656,926	100.00%	$656,926	$560,051	100.00%	$560,051	$493,628	100.00%	$493,628

Investment securities:
Held to maturity:
United States government- sponsored enterprises	$39,011	8.35%	$45,592	$539,011	98.65%	$545,761	$3,939,006	97.77%	$3,867,488
Total held to maturity	39,011	8.35	45,592	539,011	98.65	545,761	3,939,006	97.77	3,867,488
Available for sale:
United States government- sponsored enterprises	420,590	90.05	420,590	-	-	-	82,647	2.05	82,647
Equity securities	7,467	1.60	7,467	7,368	1.35	7,368	7,148	0.18	7,148
Total available for sale	428,057	91.65	428,057	7,368	1.35	7,368	89,795	2.23	89,795
Total investment securities	$467,068	100.00%	$473,649	$546,379	100.00%	$553,129	$4,028,801	100.00%	$3,957,283

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$73,546	0.67%	$76,378	$83,587	0.63%	$86,189	$98,887	0.41%	$101,689
FNMA pass-through certificates	856,840	7.78	918,252	1,154,638	8.69	1,233,237	1,622,994	6.75	1,710,265
FHLMC pass-through certificates	1,619,119	14.69	1,722,010	2,132,408	16.05	2,257,772	2,943,565	12.25	3,091,813
FHLMC and FNMA REMICs	427,252	3.88	455,852	744,890	5.61	791,225	1,248,926	5.20	1,295,740
Total held to maturity	2,976,757	27.02	3,172,492	4,115,523	30.98	4,368,423	5,914,372	24.61	6,199,507
Available for sale:
GNMA pass-through certificates	1,033,641	9.38	1,033,641	1,166,228	8.78	1,166,228	1,580,482	6.58	1,580,482
FNMA pass-through certificates	4,135,635	37.54	4,135,635	4,468,029	33.63	4,468,029	10,397,788	43.25	10,397,788
FHLMC pass-through certificates	2,811,850	25.52	2,811,850	3,452,156	25.98	3,452,156	5,619,172	23.38	5,619,172
FHLMC and FNMA REMICs	59,616	0.54	59,616	83,977	0.63	83,977	523,095	2.18	523,095
Total available for sale	8,040,742	72.98	8,040,742	9,170,390	69.02	9,170,390	18,120,537	75.39	18,120,537
Total mortgage-backed securities	$11,017,499	100.00%	$11,213,234	$13,285,913	100.00%	$13,538,813	$24,034,909	100.00%	$24,320,044

By coupon type:
Adjustable-rate	$9,475,416	86.00%	$9,606,020	$11,176,049	84.12%	$11,330,814	$20,638,679	85.87%	$20,823,817
Fixed-rate	1,542,083	14.00	1,607,214	2,109,864	15.88	2,207,999	3,396,230	14.13	3,496,227

Total mortgage-backed securities	$11,017,499	100.00%	$11,213,234	$13,285,913	100.00%	$13,538,813	$24,034,909	100.00%	$24,320,044

Total investment portfolio	$12,141,493		$12,343,809	$14,392,343		$14,651,993	$28,557,338		$28,770,955

(1) Based on carrying value for each investment type.

Carrying Values, Rates and Maturities.        The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2012. Mortgage-backed securities are presented by issuer and by coupon type. The table does not include the effect of prepayments or scheduled principal amortization. Equity securities have been excluded from this table.

	At December 31, 2012
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
	(Dollars in thousands)

Money market investments:
Federal funds sold and other overnight deposits	$656,926	0.25%	-	-%	-	-%	-	0%	$656,926	0.25%

Investment securities:
Held to maturity:
United States government-sponsored enterprises	-	-	-	-	-	-	$39,011	5.00	$39,011	5.00
Total held to maturity	-	-	-	-	-	-	39,011	5.00	39,011	5.00

Available for sale:
Corporate bonds	-	-	420,590	2.28%	-	%	-	-%	$420,590	2.28
Total available for sale	-		420,590	2.28	-		-		420,590	2.28
Total investment securities	-	-%	420,590	2.28%	-	-%	39,011	5.00%	459,601	2.51%

Mortgage-backed securities:
By issuer:
Held to maturity:
GNMA pass-through certificates	$3	7.95%	$-	-%	$6,534	1.75%	$67,009	1.69%	$73,546	1.69%
FNMA pass-through certificates	-	-	1,242	6.42	35,839	4.88	819,758	3.61	856,840	3.67
FHLMC pass-through certificates	-	-	1,084	2.54	6,656	4.28	1,611,379	3.19	1,619,119	3.19
FHLMC and FNMA REMIC’s	-	-	-	-	-	-	427,252	4.33	427,252	4.33
Total held to maturity	3	7.95	2,326	4.61	49,029	4.38	2,925,399	3.44	2,976,757	3.46

Available for sale:
GNMA pass-through certificates	-	-	-	-	-	-	1,033,641	2.31	1,033,641	2.31
FNMA pass-through certificates	-	-	-	-	-	-	4,135,635	1.97	4,135,635	1.97
FHLMC pass-through certificates	-	-	-	-	-	-	2,811,850	2.08	2,811,850	2.08
FHLMC and FNMA REMIC’s	-	-	-	-	-	-	59,616	2.94	59,616	2.94
Total available for sale	-	-	-	-	-	-	8,040,742	2.06	8,040,742	2.06
Total mortgage-backed securities	3	7.95%	2,326	4.61%	49,029	4.38%	10,966,141	2.44%	11,017,499	2.44%

By coupon type:
Adjustable-rate	-	-	1,002	1.65%	8,167	1.83%	9,466,247	2.18%	9,475,416	2.18%
Fixed-rate	3	7.95	1,324	6.86	40,861	4.90	1,499,894	4.00	1,542,083	4.03
Total mortgage-backed securities	$3	7.95%	$2,326	4.61%	$49,029	4.38%	$10,966,141	2.44%	$11,017,499	2.44%

Total	$656,929	0.25%	$422,916	2.29%	$49,029	4.38%	$11,005,152	2.44%	$12,134,026	2.32%

Sources of Funds

General.          Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Retail deposits generated through our branch network and wholesale borrowings have been our primary means of funding our growth initiatives. During 2012, we reduced our deposit rates to curtail deposit growth. Market interest rates remained at historically low levels during 2012 and as a result, we continued to reduce the size of our balance sheet. We intend to restrain any future growth until the yields available on mortgage-related assets and investment securities increase and allow for more profitable growth. We intend to fund such future growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth decreases. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Total deposits decreased $2.02 billion, or 7.9%, during 2012 due primarily to decreases of $1.82 billion in our money market accounts and $640.1 million in time deposit accounts. The decrease in our money market accounts and time deposits is primarily due to planned reductions in our deposit rates to curtail deposit growth while we experience excess liquidity from prepayment activity and limited investment opportunities. These decreases were partially offset by increases of $315.2 million in our interest-bearing transaction accounts and $77.3 million in savings accounts. Total core deposits (defined as non-time deposit accounts) represented approximately 44.85% of total deposits as of December 31, 2012 compared with 46.7% as of December 31, 2011. The aggregate balance in our time deposit accounts was $12.95 billion as of December 31, 2012 compared with $13.59 billion as of December 31, 2011. Time deposits with remaining maturities of less than one year amounted to $7.64 billion at December 31, 2012 compared with $8.85 billion at December 31, 2011. These time deposits are scheduled to mature as follows: $3.12 billion with an average cost of 0.78% in the first quarter of 2013, $1.93 billion with an average cost of 0.90% in the second quarter of 2013, $1.17 billion with an average cost of 0.94% in the third quarter of 2013 and $1.42 billion with an average cost of 1.06% in the fourth quarter of 2013. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

The following table presents our deposit activity for the years indicated:

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Total deposits at beginning of year	$25,507,760	$25,173,126	$24,578,048
Net (decrease) increase in deposits	(2,262,527)	6,120	218,731
Interest credited	238,684	328,514	376,347
Total deposits at end of year	$23,483,917	$25,507,760	$25,173,126

Net (decrease) increase	$(2,023,843)	$334,634	$595,078

Percent (decrease) increase	(7.93)%	1.33%	2.42%

At December 31, 2012, we had $5.17 billion in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount

(In thousands)
3 months or less	$1,106,109
Over 3 months through 6 months	630,519
Over 6 months through 12 months	1,052,056
Over 12 months	2,382,874

Total	$5,171,558

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At December 31,
	2012			2011			2010
	Amount	Percent of total deposits	Weighted average nominal rate	Amount	Percent of total deposits	Weighted average nominal rate	Amount	Percent of total deposits	Weighted average nominal rate
	(Dollars in thousands)

Savings	$948,194	4.04%	0.25%	$870,887	3.41%	0.49%	$860,806	3.42%	0.64%
Interest-bearing demand	2,300,145	9.79	0.33	1,984,962	7.78	0.68	2,152,460	8.55	0.73
Money market	6,634,308	28.25	0.35	8,456,020	33.15	0.87	6,310,080	25.07	1.04
Noninterest-bearing demand	649,925	2.77	-	604,449	2.37	-	567,230	2.25	-
Total	10,532,572	44.85	0.32	11,916,318	46.72	0.77	9,890,576	39.29	0.88
Time deposits:
Time deposits $100,000 and over	5,171,558	22.02	1.38	5,254,687	20.61	1.67	5,778,432	22.96	1.76

Time deposits less than $100,000 with original maturities of:

3 months or less	349,677	1.49	0.35	439,601	1.72	0.75	508,830	2.02	0.75
Over 3 months to 12 months	1,160,589	4.94	0.41	1,397,695	5.48	0.75	2,126,023	8.45	0.84
Over 12 months to 24 months	2,291,222	9.76	0.85	2,126,619	8.34	1.03	2,530,876	10.05	1.30
Over 24 months to 36 months	1,081,940	4.61	1.22	1,537,513	6.02	1.72	1,817,729	7.22	2.22
Over 36 months to 48 months	446,527	1.90	1.90	515,178	2.02	2.46	461,709	1.83	2.63
Over 48 months to 60 months	223,849	0.95	2.53	212,161	0.83	2.63	157,626	0.63	2.83
Over 60 months	831,326	3.54	2.57	702,595	2.75	2.78	474,322	1.88	3.06
Qualified retirement plans	1,394,657	5.94	1.53	1,405,393	5.51	1.77	1,427,003	5.67	1.91
Total time deposits	12,951,345	55.15	1.29	13,591,442	53.28	1.56	15,282,550	60.71	1.67
Total deposits	$23,483,917	100.00%	0.85%	$25,507,760	100.00%	1.19%	$25,173,126	100.00%	1.36%

The following table presents, by rate category, the amount of our time deposit accounts outstanding at the dates indicated.

	At December 31,

	2012	2011	2010

	(In thousands)

Time deposit accounts:
1.00% or less	$6,950,680	$5,969,264	$4,553,160
1.01% to 1.50%	2,591,004	2,501,696	3,403,320
1.51% to 2.00%	765,595	1,165,895	2,034,431
2.01% to 2.50%	1,054,713	1,899,498	2,867,303
2.51% to 3.00%	499,653	948,342	1,205,751
3.01% and over	1,089,700	1,106,747	1,218,585

Total	$12,951,345	$13,591,442	$15,282,550

The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2012.

	Period to Maturity from December 31, 2012

	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three years	Total

	(In thousands)

Time deposit accounts:
1.00% or less	$2,407,812	$1,298,974	$1,754,967	$1,485,799	$2,839	$289	$6,950,680
1.01% to 1.50%	484,068	442,587	697,913	654,710	282,980	28,746	$2,591,004
1.51% to 2.00%	1,594	167	32,550	48,087	18,785	664,412	$765,595
2.01% to 2.50%	19,710	189,563	28,163	73,285	295,887	448,105	$1,054,713
2.51% to 3.00%	193,915	1,819	3,367	90,508	210,022	22	$499,653
3.01% and over	7,801	434	70,065	338,866	672,523	11	$1,089,700

Total	$3,114,900	$1,933,544	$2,587,025	$2,691,255	$1,483,036	$1,141,585	$12,951,345

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

Borrowed funds at December 31 are summarized as follows:

	2012		2011

	Principal	Weighted Average Rate	Principal	Weighted Average Rate

	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$800,000	4.53%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,950,000	4.45	6,950,000	4.45

Advances from the FHLB	5,225,000	4.77	8,125,000	3.39

Total borrowed funds	$12,175,000	4.59%	$15,075,000	3.87%

Accrued interest payable	$64,061		$66,252

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Repurchase Agreements:
Average balance outstanding during the year	$6,950,000	$9,127,800	$15,034,110

Maximum balance outstanding at any month-endduring the year	$6,950,000	$14,750,000	$15,100,000

Weighted average rate during the period	4.52%	4.37%	4.10%

FHLB Advances:
Average balance outstanding during the year	$6,623,094	$13,349,342	$14,875,000

Maximum balance outstanding at any month-endduring the year	$7,875,000	$14,875,000	$14,875,000

Weighted average rate during the period	4.02%	3.44%	4.04%

Borrowings consisted of the following at December 31:

	2012	2011

	(In thousands)

Structured borrowings:
Quarterly put option	$3,325,000	$3,325,000
One-time put option	4,600,000	4,600,000

	7,925,000	7,925,000

Fixed-rate/fixed-maturity borrowings	4,250,000	7,150,000

Total borrowed funds	$12,175,000	$15,075,000

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

Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. As a result, many of our quarterly putable borrowings have become putable within three months. Of the $3.33 billion reported, $2.68 billion, with a weighted average rate of 4.40%, can be put back to the Company during any three-month period. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 300 basis points.

We did not enter into any new repurchase agreements during 2012, nor did we engage in any debt restructuring or extinguishment transactions during 2012.

The scheduled maturities and potential put dates of our borrowings as of December 31, 2012 are as follows:

	Borrowings by Scheduled Maturity Date		Borrowings by Earlier of Scheduled Maturity or Next Potential Put Date
Year	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

2013	$-	-%	$4,000,000	4.49%
2014	-	-	3,725,000	4.47
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.37	-
2018	700,000	3.65	250,000	3.10
2019	1,725,000	4.62	-	-
2020	3,275,000	4.53	-	-
Total	$12,175,000	4.59%	$12,175,000	4.59%

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	At December 31,

	2012	2011	2010

	(In thousands)

Amortized cost of collateral:
United States government-sponsored enterprise securities	$-	$500,000	$2,529,995
Mortgage-backed securities	8,672,162	8,467,397	14,653,221

Total amortized cost of collateral	$8,672,162	$8,967,397	$17,183,216

Fair value of collateral:
United States government-sponsored enterprise securities	$-	$500,464	$2,475,720
Mortgage-backed securities	8,991,053	8,747,418	15,125,185

Total fair value of collateral	$8,991,053	$9,247,882	$17,600,905

Subsidiaries

Hudson City Savings has two wholly owned and consolidated subsidiaries: HudCiti Service Corporation and HC Value Broker Services, Inc. HudCiti Service Corporation, which qualifies as a New Jersey investment company, has two wholly owned and consolidated subsidiaries: Hudson City Preferred Funding Corporation and Sound REIT, Inc. Hudson City Preferred Funding and Sound REIT qualify as real estate investment trusts, pursuant to the Internal Revenue Code of 1986, as amended, and had $2.99 billion and $12.9 million, respectively, of residential mortgage loans outstanding at December 31, 2012.

HC Value Broker Services, Inc., whose primary operating activity is the referral of insurance applications, formed a strategic alliance that jointly markets insurance products with Savings Bank Life Insurance of Massachusetts.

Personnel

As of December 31, 2012, we had 1,622 full-time employees and 170 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION OF HUDSON CITY SAVINGS BANK AND HUDSON CITY BANCORP

General

Hudson City Savings has been a federally chartered savings bank since January 1, 2004 when it converted from a New Jersey chartered savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). Pursuant to the Reform Act, on July 21, 2011, the OTS effectively merged into the OCC, with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, and the FRB assuming all functions and authority from the OTS relating to savings and loan holding companies. As a result, Hudson City Savings is now regulated, examined and supervised by the OCC and Hudson City Bancorp is now regulated, examined and supervised by the FRB.

Hudson City Savings must file reports with the OCC concerning its activities and financial condition, and must obtain regulatory approval from the OCC prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OCC conducts periodic examinations to assess Hudson City Savings’ compliance with various regulatory requirements. The OCC has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose an enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the OCC, the FDIC has the authority to take such action under certain circumstances. Similarly, Hudson City Bancorp is subject to FRB regulation, examination, supervision, and reporting requirements. We are also subject to supervision, examination and regulation by the Consumer Financial Protection Bureau (“CFPB”).

This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the DIF and depositors and other consumers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in laws and regulations (including laws concerning taxes, banking, securities, accounting and insurance), whether by the FRB, OCC, FDIC, CFPB or another government agency, or through legislation, could have a material adverse impact on Hudson City Bancorp and Hudson City Savings and their operations and shareholders.

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

Informal Regulatory Agreement — Memorandum of Understanding.   On March 30, 2012, the Bank entered into the Bank MOU with the OCC, which is substantially similar to the memorandum of understanding the Bank entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that will enable us to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program.

The Company entered into the Company MOU with the FRB on April 24, 2012, which is substantially similar to the memorandum of understanding the Company entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. Under the Company MOU the Company was required to submit a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB.

Other than the implementation of the Bank’s strategic plan that has been suspended pending the completion of the Merger, the Board and management are continuing to implement the items required by the Bank MOU and the Company MOU. However, a finding by our regulators that the Company or the Bank failed to comply with the MOU could result in additional regulatory scrutiny, constraints on our business, or formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth or other aspects of our business.

Regulatory Reform.   On July 21, 2010, the President signed into law the Reform Act. The Reform Act imposes new restrictions and extends the framework of regulatory oversight for financial institutions, including depository institutions. In addition, the Reform Act changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the OTS to the OCC, effective July 21, 2011. Savings and loan holding companies are now regulated by the FRB. The Reform Act also created the CFPB, which is authorized to supervise certain consumer financial services companies and insured depository institutions with more than $10 billion in total assets for consumer protection purposes. The CFPB has examination and enforcement authority with respect to compliance with such federal consumer financial protections laws and regulations by institutions under its supervision and is authorized to conduct investigations to determine whether any person is, or has, engaged in conduct that violates the federal consumer financial laws. Investigations may be conducted jointly with the federal bank regulatory agencies (the “Agencies”), and the CFPB may bring an administrative enforcement proceeding or civil actions in Federal district court. As a new independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies.

In addition, the Reform Act provides that the same standards for federal preemption of state consumer financial laws apply to both national banks and federal savings associations and eliminates the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations. The Reform Act also includes provisions, some of which have resulted in final rulemaking and some of which are subject to further rulemaking by the Agencies, that may affect our future operations. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

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

Consumer Financial Protection Bureau Regulation of Mortgage Origination and Servicing.  On July 21, 2011, the CFPB took over rulemaking responsibility for the federal consumer financial protection laws, such as the Real Estate Settlement Procedures Act, or Regulation X, and the Truth in Lending Act, or Regulation Z, among others. The CFPB has exclusive examination and primary enforcement authority with respect to compliance with such federal consumer financial protections laws and regulations by institutions under its supervision and is authorized to conduct investigations to determine whether any person is, or has, engaged in conduct that violates the federal consumer financial laws. In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. Compliance with these rules will likely increase our overall regulatory compliance costs, which are included in non-interest expense. We are still evaluating the recently issued rules to determine if they will have any long-term impact on our mortgage loan origination and servicing activities.

On January 10, 2013, the CFPB issued a final rule concerning lenders’ assessments of consumers’ ability to repay home loans. Currently, Regulation Z prohibits creditors from extending higher-priced mortgage loans without regard for the consumer’s ability to repay. The rule extends application of this requirement to all loans secured by dwellings, not just higher-priced mortgages. Creditors must, at a minimum, consider eight specified factors while making a reasonable and good faith determination that the consumer has a reasonable ability to repay the loan before entering any consumer credit transaction secured by virtually any dwelling. The factors include information such as the consumer’s income, debt obligations, credit history, and monthly payments on the loan. The rule also establishes a safe harbor and presumption of compliance with the ability-to-repay requirement for so-called “qualified mortgages,” restricts the application of prepayment penalties, and requires the retention of evidence of compliance with the ability-to-repay requirement for three years. The final rule becomes effective January 10, 2014.

Additionally, on January 10, 2013, the CFPB issued a final rule to expand the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994, or HOEPA. Loans that meet HOEPA’s high-cost coverage tests are subject to special disclosure requirements and restrictions on loan terms, and borrowers in high-cost mortgages have enhanced remedies for violations of the law. The rule revises and expands the tests for coverage under HOEPA and imposes additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement. The rule becomes effective January 10, 2014.

On January 17, 2013, the CFPB issued final rules concerning mortgage servicing standards, which amend both Regulation X and Regulation Z. The Regulation X rule requires servicers to provide certain information to borrows, to establish policies and procedures to achieve certain delineated objectives, to correct errors asserted by borrowers, and to evaluate borrowers’ applications for available loss mitigation options. The Regulation Z rule requires creditors, assignees and servicers to provide interest rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, prompt crediting of mortgage payments, and responses to requests for payoff amounts. Both rules become effective January 10, 2014.

On January 20, 2013, the CFPB issued a final rule with multiple effective dates implementing requirements and restrictions imposed by the Reform Act concerning, among other things, qualifications of individual loan originators and the compensation practices with respect to such persons. The rule prohibits loan origination organizations from basing compensation for themselves or individual loan originators on any of the origination transaction’s terms or conditions and prohibits such persons from receiving compensation from another person in connection with the same transaction. The rule also imposes duties on loan originator organizations to ensure that their individual loan originators meet certain licensing or qualification standards and extends existing recordkeeping requirements. In addition, effective June 1, 2013, the rule prohibits the inclusion of certain provisions in residential mortgage loan agreements that could restrict legal recourse by a consumer against the loan origination organization and prohibits the financing of single-premium credit insurance. All other provisions of the final rule become effective January 10, 2014.

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

Capital Requirements.   The OCC capital regulations currently require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% (3% if the savings bank received the highest rating on its most recent examination) leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Hudson City Savings, as a matter of prudent management, targets as its goal the maintenance of capital ratios that exceed these minimum requirements and that are consistent with Hudson City Savings’ risk profile.

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

At December 31, 2012, Hudson City Savings exceeded each of the applicable capital requirements as shown in the following table:

			OCC Requirements

	Bank Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

December 31, 2012
Tangible capital	$4,059,774	10.09%	$603,356	1.50%	n/a	n/a
Leverage (core) capital	4,059,774	10.09	1,608,950	4.00	$2,011,188	5.00
Total-risk-based capital	4,309,575	21.59	1,596,842	8.00	1,996,053	10.00

December 31, 2011
Tangible capital	$3,980,011	8.83%	$676,054	1.50%	n/a	n/a
Leverage (core) capital	3,980,011	8.83	1,802,810	4.00	$2,253,512	5.00
Total-risk-based capital	4,245,598	20.00	1,698,024	8.00	2,122,531	10.00

The Reform Act requires the federal banking agencies (the “Agencies”) to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject to. As a result, no later than July 2015 we will become subject to consolidated capital requirements which we have not been subject to previously.

In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. The Basel III capital rules will be implemented through regulations issued by the Agencies. In June 2012, the Agencies issued a notice of proposed rulemaking for three sets of proposed rules (the “Proposed Rules”), which will subject all savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements. These three sets of proposed rules would revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and revise the FRB’s rules for calculating risk-weighted assets to enhance their risk sensitivity. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets were expected to be phased-in beginning in January 2013, however, the Agencies announced on November 9, 2012 that such proposed rules would not become effective in January 2013. At this time, no final rules have been announced or published and no further guidance has been issued by any of the Agencies.

The Proposed Rules revise the quantity and quality of capital required by: (1) establishing a new minimum common equity tier 1 ratio of 4.5% of risk-weighted assets; (2) raising the minimum tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum tier 1 capital to adjusted average consolidated assets, known as the leverage ratio, of 4.0%. These changes as proposed were to be phased in incrementally beginning January 1, 2013, with full implementation to occur by January 1, 2015. If the effectiveness of the rules had not been delayed, the required minimum common equity tier 1 capital would be 3.5% on January 1, 2013, 4.0% on January 1, 2014 and 4.5% on January 1, 2015, and the required minimum tier 1 capital ratio would be 4.5% on January 1, 2013, 5.5% on January 1, 2014 and 6.0% on January 1, 2015.

Furthermore, the Proposed Rules add a requirement for a minimum common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets, or the Conservation Buffer, to be applied to the common equity tier 1 capital ratio, the tier 1 capital ratio and the total capital ratio. Failure to maintain the Conservation Buffer would result in restrictions on capital distributions and certain discretionary cash bonus payments to executive officers. The required minimum Conservation Buffer would be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. If a banking organization’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions, certain discretionary bonus payments and associated tax effects not already reflected in net income, or Eligible Retained Income, is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers. As a result, under the Proposed Rules, if adopted, should we fail to maintain the Conservation Buffer we would be subject to limits on, and in the event we have negative Eligible Retained Income for any four consecutive calendar quarters, we would be prohibited in, our ability to obtain capital distributions from the Bank. If we do not receive sufficient cash dividends from the bank, then we may not have sufficient funds to pay dividends or repurchase our common stock.

Moreover, the Proposed Rules revise existing and establish new risk weights for certain exposures, including, among other exposures, residential mortgage loans, commercial loans, which generally include commercial real estate loans, multi-family loans, past due loans and GSE exposures. Under the Proposed Rules, residential mortgage loans guaranteed by the U.S. government or its agencies would maintain their current risk-based capital treatment (a risk weight of 0% for those unconditionally guaranteed and a risk weight of 20% for those that are conditionally guaranteed). All other residential mortgage loans would be separated into “category 1 residential mortgage exposures,” which generally include traditional, first-lien, prudently underwritten mortgage loans, and “category 2 residential mortgage exposures,” which generally include junior-liens, mortgage loans 90 days or more past due or on non-accrual status and non-traditional mortgage products, including interest-only mortgage loans and reduced documentation mortgage loans. The risk weights for category 1 residential mortgage exposures would range from 35% to 100% and risk weights for category 2 residential mortgage exposures would range from 100% to 200%, in each case depending on the loan-to-value ratio of the applicable exposure. Under the Proposed Rules, multi-family and commercial loans would have a risk weight of 100%, except multi-family loans that satisfy certain criteria would have a risk weight of 50%. Loans and other exposures, except for residential mortgage loans, that are 90 days or more past due would have a risk weight of 150%, and preferred stock issued by a GSE would have a risk weight of 100% and exposures to GSEs that are not equity exposures would have a risk weight of 20%. Under the Proposed Rules, this risk weight framework would take effect on January 1, 2015, with an option for early adoption. If the Proposed Rules are adopted as proposed, we believe we would be in compliance with the new minimum capital requirements as of December 31, 2012.

On October 9, 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion, which were proposed in January 2012. Under the final rule, the OCC will provide institutions with economic scenarios, reflecting baseline, adverse, and severely adverse conditions. The Bank is required to use the scenarios to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves, and regulatory capital levels and ratios, taking into account all relevant exposures and activities. On or before March 31st of each year, the Bank is required to submit a report of the results of our stress test to the OCC. Between June 15th and 30th, the Bank is required to publish a summary of the results. The final rule also requires each institution to establish and maintain a system of controls, oversight, and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rule. Although the final rules became effective on October 9, 2012, the Agencies revised the timeline for implementing the final rules for national banks and federal savings associations with consolidated assets between $10 billion and $50 billion, such as Hudson City Savings, delaying the requirement to perform annual capital-adequacy stress tests until October 2013. Therefore, Hudson City Savings, as a covered institution under the final rules, will be required to conduct an annual stress test using its financial data as of September 30, 2013 which assesses the potential impact of different scenarios on the capital of Hudson City Savings and certain related items over a forward-looking, nine-quarter planning horizon, taking into account all relevant exposures and activities.

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the OCC regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater and its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2012, Hudson City Savings met the applicable requirements to be considered “well capitalized”.

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

Under the FDIC’s risk-based assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. For institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates depend on a combination of long-term debt issuer ratings, CAMELS component ratings and financial ratios. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. The FDIC, which sets a designated reserve ratio (“DRR”) annually, also established 1.25% of estimated insured deposits as the DRR of the DIF. In December 2010, the FDIC amended its regulations to increase the DRR of the DIF from 1.25% to 2.00% of estimated insured deposits of the DIF effective January 1, 2011. In December 2012, the FDIC held the DRR at 2% for 2013. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the DRR.

As a result of the failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF. This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum DRR of 1.15%. As a result, the FDIC was required to establish a restoration plan to restore the reserve ratio to

1.15% within a period of five years, which was subsequently extended to eight years. In order to restore the reserve ratio to 1.15%, the FDIC adopted a final rule in February 2009 which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.

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

For 2012, Hudson City Savings had an assessment rate of approximately 28.78 basis points resulting in a deposit insurance assessment of $121.2 million. The deposit insurance assessment rates are in addition to the FICO payments. Total expense for 2012, including the FICO assessment, was $123.7 million.

In November 2009, the FDIC adopted a final rule which required insured depository institutions to prepay their projected quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and

2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009, which for Hudson City Savings totaled $162.5 million.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Financing Corporation payments will continue until the bonds mature in 2017 through 2019. Our expense for these payments totaled $2.5 million in 2012.

In accordance with certain provisions of the Reform Act, the FDIC adopted rules in November and December 2010 which provided for temporary unlimited insurance coverage of certain non-interest bearing transaction accounts. Such coverage began on December 31, 2010 and terminated on December 31, 2012. Beginning January 1, 2013, such accounts will be insured under the general deposit insurance coverage rules of the FDIC.

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

The Reform Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, by, among other things, expanding covered transactions to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes became effective on July 21, 2012.

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

—	a lending test, to evaluate the institution’s record of making loans in its service areas;

—

an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

—	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

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

Loans to One Borrower.    Under HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and unimpaired surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Hudson City Savings is in compliance with applicable loans to one borrower limitations. At December 31, 2012, Hudson City Savings’ largest aggregate amount of loans to one borrower totaled $8.0 million. These loans were restructured during 2010 to allow for a deferment of principal payments. These loans are not performing in accordance with the restructuring agreement which has resulted in a charge-off of $873,000 during the year ended December 31, 2012. The borrower has no affiliation with Hudson City Savings.

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

Currently, we originate both interest-only and interest-only reduced documentation loans. We also purchase interest-only loans. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. During 2012, originations of interest only loans totaled $1.01 billion, of which all were one-to four-family loans. At December 31, 2012, our mortgage loan portfolio included $4.49 billion of interest-only loans, all of which were one- to four-family loans. As part of our wholesale loan program, we have allowed sellers to include reduced documentation loans in each pool of purchased mortgage loans but limit the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have a maximum LTV of 70% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale reduced documentation loans on our mortgage loan system. Included in our loan portfolio at December 31, 2012 are $3.98 billion of originated amortizing reduced documentation loans and $901.0 million of originated reduced documentation interest-only loans. See “Residential Mortgage Lending.”

We have evaluated the Guidance and the Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards.

Appraisal Rules.    In January 2013, pursuant to the Reform Act, the Agencies issued final rules on appraisal requirements for higher-priced mortgage loans. For mortgage loans with an annual percentage rate the exceeds a certain threshold, the Bank must obtain an appraisal using a licensed or certified appraiser. The appraiser must prepare a written appraisal report based on a physical inspection of the interior of the property. The Bank must also then disclose to applicants information about the purpose of the appraisal and provide them with a free copy of the appraisal report. Qualified mortgages, as defined by Section 1026.43(e) of the CFPB’s final rule implementing the Dodd-Frank Act’s ability-to-repay requirements, are exempt from the appraisal requirements of these final rules. These final rules become effective January 18, 2014.

As defined by the CFPB, qualified mortgages are mortgages that meet the following standards prohibiting or limiting certain high risk product and features:

(1) No excessive upfront points and fees - generally points and fees paid by the borrower must not exceed 3% of the total amount borrowed;

(2) No toxic loan features - prohibited features are: no interest only-loans, no negative-amortization loans, no terms beyond 30 years and no balloon loans;

(3) Limited on debt-to-income ratios - borrowers’ debt-to-income ratios must be no higher than 43%.

Lenders that generate qualified mortgage loans will receive specific protections against borrower lawsuits that could result from failing to satisfy the ability to pay rule. There are two levels of liability protections for qualified mortgages - the Safe Harbor protection and the Rebuttable Presumption protection. Safe Harbor qualified mortgages are lower priced loans with interest rates closer to the prime rate, issued to borrowers with high credit scores. Borrowers suing lenders under Safe Harbor qualified mortgages are faced with overcoming the pre-determined legal conclusion that the lender has satisfied the ability-to-repay rule. Rebuttable Presumption qualified mortgages are loans at higher prices that are granted to borrowers with lower credit scores. Lenders generating Rebuttable Presumption qualified mortgages receive the protection of a presumption that they have legally satisfied the ability-to-pay rule while the borrower can rebut that presumption by proving that the lender did not consider the borrower’s living expenses after their mortgage and other debts. In addition, qualified mortgages are exempt from the new appraisal requirement rules stated above.

Qualified Thrift Lender (“QTL”) Test.  The HOLA requires savings associations to meet a Qualified Thrift Lender (the “QTL test”). Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2012, Hudson City Savings held 97.4% of its portfolio assets in qualified thrift investments and had more than 75% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2012. Therefore, Hudson City Savings qualified under the QTL test.

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

During 2012, we were required to file applications with the OCC and the FRB for proposed capital distributions, all of which were approved. Hudson City Savings paid dividends to Hudson City Bancorp totaling $160.0 million in 2012.

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

Assessments.    The OCC charges assessments to recover the cost of examining federal savings banks and their affiliates. These assessments are generally based on an institution’s total assets, with a surcharge for an institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination. We also pay semi-annual assessments for the holding company. We paid a total of $6.4 million in assessments for the year ended December 31, 2012.

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

Title III of the USA PATRIOT Act and the implementing regulations impose the following requirements on financial institutions:

—	Establishment of anti-money laundering programs.

—

Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

—	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money-laundering.

—	Prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

—	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

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

Hudson City Savings, as a member of the FHLB, is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Hudson City Savings, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Hudson City Savings. The activity-based stock purchase requirement for Hudson City Savings is equal to the sum of: (1) 4.5% of outstanding borrowings from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Hudson City Savings is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB’s balance sheet of derivative contracts between the FHLB and its members, which for Hudson City Savings is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2012, the amount of FHLB stock held by us satisfies the requirements of the FHLB capital plan.

Federal Reserve System

FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against net transaction accounts between $12.4 million and $79.5 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings’ interest-earning assets. Federal Home Loan Bank system members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

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

Restrictions Applicable to New Savings and Loan Holding Companies. Gramm-Leach also restricts the powers of new unitary savings and loan holding companies. Under Gramm-Leach, all unitary savings and loan holding companies formed after May 4, 1999, such as Hudson City Bancorp, are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Accordingly, Hudson City Bancorp’s activities are restricted to:

—	furnishing or performing management services for the savings institution subsidiary of such holding company;

—	conducting an insurance agency or escrow business;

—	holding, managing, or liquidating assets owned or acquired from the savings institution subsidiary of such holding company;

—	holding or managing properties used or occupied by the savings institution subsidiary of such holding company;

—	acting as trustee under a deed of trust;

—

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

—	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the FRB; and

—	any activity permissible for financial holding companies under section 4(k) of the BHC Act.

Activities permissible for financial holding companies under section 4(k) of the BHC Act include:

—	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

—	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

—	financial, investment, or economic advisory services;

—	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

—	underwriting, dealing in, or making a market in securities;

—	activities previously determined by the FRB to be closely related to banking;

—	activities that bank holding companies are permitted to engage in outside of the U.S.; and

—	portfolio investments made by an insurance company.

In addition, Hudson City Bancorp cannot be acquired or acquire a company unless the acquirer or target, as applicable, is engaged solely in financial activities.

Restrictions Applicable to All Savings and Loan Holding Companies.      Except under limited circumstances, Federal law prohibits a savings and loan holding company, including Hudson City Bancorp, directly or indirectly, from:

—	acquiring control (as defined under HOLA) of another savings institution (or a holding company parent) without prior FRB approval;

—

acquiring, through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior FRB approval;

—

acquiring or retaining more than 5% of the voting shares a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or

—	acquiring or retaining control of a depository institution that is not federally insured.

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

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

—	in the case of certain emergency acquisitions approved by the FDIC;

—	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

—

if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

In general, a savings and loan holding company, with the prior approval of the FRB, may engage in all activities that bank holding companies may engage in under any regulation that the FRB has promulgated under Section 4(c) of the BHC Act. Prior approval from the FRB is not required, however, if: (1) the savings and loan holding company received a composite rating of “1” or “2” in its most recent examination, and it is not in troubled condition, and the holding company does not propose to commence the activity by an acquisition of a going concern, or (2) the activity is otherwise permissible under another provision of HOLA, for which prior notice to or approval from the FRB is not required.

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

As discussed above, the Reform Act requires the Agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. In addition, the Reform Act specifically authorizes the FRB to issue regulations relating to capital requirements for savings and loan holding companies. As a result, no later than July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously. In addition, pursuant to the Reform Act, we are required to serve as a source of strength for Hudson City Savings.

In October of 2012, the FRB published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies. In accordance with these rules, the FRB began conducting supervisory stress tests in the fall of 2012 for the 19 bank holding companies that participated in the 2009 Supervisory Capital Assessment Program and subsequent Comprehensive Capital Analysis and Reviews. The final rule also required these companies to conduct their own stress tests, with the results to be publicly disclosed in March 2013.

In addition to the stress test requirements applicable to these 19 bank holding companies, under the final rule institutions, such as Hudson City, are required to conduct annual stress tests as of September 30th. Institutions with less than $50 billion in assets, such as Hudson City, are required to submit regulatory reports to the FRB on their stress tests by March 31st. A summary of the company-run stress tests is required to be published. The stress test requirement is predicated on a company being subject to consolidated capital requirements and, therefore, the FRB will delay effectiveness of this requirement for savings and loan holding companies until the FRB has established risk-based capital requirements for such institutions.

Federal Securities Law

Hudson City Bancorp’s securities are registered with the SEC under the Securities Exchange Act of 1934, as amended. As such, Hudson City Bancorp is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

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

The current protracted low interest rate environment has resulted in a continued trend of net interest margin compression. During this period of low market interest rates, elevated levels of prepayments and refinancings have resulted in a decrease in the yields earned on our interest-earning assets while our interest-bearing liabilities are repricing at a slower rate and include borrowings that are not expected to reprice in the near-term. Throughout 2012 we experienced declines in net interest income in each quarter. We expect net interest income to continue to decline in the current environment.

The FOMC noted in the fourth quarter of 2012 that economic activity and employment have continued to expand at a moderate pace, apart from weather-related disruptions, although the unemployment rate remains elevated. The FOMC decided to maintain the overnight lending rate at zero to 0.25% during the fourth quarter of 2012 and stated that exceptionally low levels for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%. Previously, the FOMC stated that these levels for the federal funds rate are likely to be warranted at least through mid-2015.

The FOMC decided to expand its accommodative monetary policy by purchasing an additional $40.0 billion of agency mortgage-backed securities per month to ensure that inflation is at the rate most consistent with its dual mandate regarding both inflation and unemployment. In addition, during 2013 the Federal Reserve will purchase longer-term Treasury securities initially at a pace of $45.0 billion per month. This follows the completion of “Operation Twist” at the end of 2012. As a result, market interest rates have remained at low levels, and consequently, the yields on our mortgage-related assets continued to decrease during 2012.

We expect that the actions of the FOMC will place additional downward pressure on our net interest margin as our interest-earning assets re-price to lower levels.

Our ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market and the protracted low interest rate environment has made reinvestment of cash flows difficult.

We have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis. The GSEs involvement is also an attempt to provide stimulus to the housing markets and has caused the interest rates for the thirty year fixed rate mortgage loans that conform to the GSEs’ guidelines for purchase to remain low. We originate loans that conform to the GSE guidelines and retain them in our portfolio. Further, the FOMC has pursued various programs to keep interest rates at low levels while recent economic conditions continue. The actions of the FOMC and the involvement of the GSEs have resulted in elevated levels of prepayments and refinancings and have made reinvestment opportunities scarce. As a result, we reduced the size of our balance sheet in 2012.

We expect this adverse environment for portfolio lending to continue, with the likely result that we will continue to reduce the size of our balance sheet which would adversely affect net interest income .

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

Various lawsuits have been filed against Hudson City, Hudson City’s Board of Directors and M&T challenging the Merger, and an adverse judgment in any such lawsuit may prevent the Merger from being completed or from being completed within the expected timeframe

Hudson City, Hudson City’s board of directors and M&T are named as defendants in 24 lawsuits brought by various Hudson City shareholders, both in the Court of Chancery in the State of Delaware and the Superior Court for Bergen County, Chancery Division, of New Jersey. Certain of the complaints also name Hudson City Savings Bank and Wilmington Trust Corporation as defendants. The lawsuits challenge the proposed Merger and seek, among other things, to enjoin the completion of the Merger on the agreed-upon terms and an award of costs and attorneys’ fees. Certain of the actions also seek an accounting of damages sustained as a result of the alleged breaches of fiduciary duty and punitive damages.

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

The Bank entered into a MOU with the OCC on March 31, 2012 which was reviewed and approved by the Bank’s Board of Directors and which is substantially similar to the MOU the Bank entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Bank MOU, the Bank will continue to evaluate, refine and implement enhanced operating policies and procedures that will enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our capital plan. In addition, we developed a written Strategic Plan for the Bank which establishes various strategic, financial and operational objectives and strategies for achieving those objectives.

The Company entered into a MOU with the FRB on April 24, 2012 which is substantially similar to the MOU the Company entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain written approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. Under the Company MOU the Company was required to submit a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB.

Other than the implementation of the strategic plan that has been suspended pending the completion of the Merger, the Board and management are continuing to implement the items required by the Bank MOU and the Company MOU. A finding by our regulators that the Company or the Bank failed to comply with the MOU could result in additional regulatory scrutiny, constraints on our business, or formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth or other aspects of our business.

As a result of the Reform Act and other proposed changes, we may become subject to more stringent capital requirements and other enhanced prudential standards.

The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. In addition, the Reform Act specifically authorizes the FRB to issue regulations relating to capital requirements for savings and loan holding companies. As a result, no later than July 2015, we will become subject to consolidated capital requirements which we have not been subject to previously.

The Agencies issued a notice of proposed rulemaking for three sets of proposed rules during 2012, which will subject all savings and loan holding companies, including Hudson City, to consolidated capital requirements. These three sets of proposed rules would revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and revise the FRB’s rules for calculating risk-weighted assets to enhance their risk sensitivity. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets were expected to be phased-in beginning in January 2013, however, the Agencies announced on November 9, 2012 that such proposed rules would not become effective in January 2013. At this time, no final rules have been announced or published and no further guidance has been issued by any of the Agencies. If the three sets of proposed rules are adopted as proposed, we believe we would be in compliance with the new minimum capital requirements as of December 31, 2012.

During late 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion, which were proposed in January 2012. Under the final rule, the bank will be required to perform annual stress tests using economic scenarios provided by the OCC, to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves, and regulatory capital levels and ratios, taking into account all relevant exposures and activities. On or before March 31 of each year, the Bank is required to submit a report of the results of our stress test to the OCC. Between June 15 and June 30, the Bank is required to publish a summary of the results. The final rule also requires each institution to establish and maintain a system of controls, oversight, and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rule. Although the final rules became effective on October 9, 2012, the Agencies revised the timeline for implementing the final rules for national banks and federal savings associations with consolidated assets between $10 billion and $50 billion, such as Hudson City, delaying the requirement to perform annual capital-adequacy stress tests until October 2013. Therefore, Hudson City as a covered institution under the final rules, will be required to conduct an annual stress test using its financial data as of September 30, 2013 which assesses the potential impact of different scenarios on the capital of Hudson City and certain related items over a forward-looking, nine-quarter planning horizon, taking into account all relevant exposures and activities.

In addition, in October of 2012, the FRB published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies. In accordance with these rules, the FRB began conducting supervisory stress tests in the fall of 2012 for the 19 bank holding companies that participated in the 2009 Supervisory Capital Assessment Program and subsequent Comprehensive Capital Analysis and Reviews. The final rule also required these companies to conduct their own stress tests, with the results to be publicly disclosed in March 2013. In addition to the stress test requirements applicable to these 19 bank holding companies, under the final rule institutions, such as Hudson City, are required to conduct annual stress tests as of September 30th. Institutions with less than $50 billion in assets, such as Hudson City, are required to submit regulatory reports to the FRB on their stress tests by March 31st. A summary of the company-run stress tests is required to be published. The stress test requirement is predicated on a company being subject to consolidated capital requirements and, therefore, the FRB will delay effectiveness of this requirement for savings and loan holding companies until the FRB has established risk-based capital requirements for such institutions.

While we are continuing to review the impact of the Reform Act, Basel III and the related proposed rulemaking, there can be no assurance that the Reform Act and the proposed rules, if adopted, will not have a material impact on our business, financial condition and results of operations.

New and future rulemaking from the Consumer Financial Protection Bureau may have a material effect on our operations and operating costs

The creation of the CFPB, which has the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions of our size, has exclusive examination and primary enforcement authority with respect to such laws and regulations. As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies.

Pursuant to the Reform Act, in January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. These final rules, most provisions of which become effective January 10, 2014, prohibit creditors, such as Hudson City, from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules restrict the application of prepayment penalties and compensation practices relating to mortgage loan underwriting. Compliance with these rules will likely increase our overall regulatory compliance costs and may require us to change our underwriting practices. Moreover, it is possible that these rules may adversely affect the volume of mortgage loans that we underwrite and may subject Hudson City to increased potential liability related to its residential loan origination activities.

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

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including the level of short-term and long-term interest rates, decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government, the strength of the economy in the United States generally and in the Company’s market area in particular, and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At December 31, 2012, approximately 99% of our total loans are residential first mortgage loans and approximately 82% of our total loans are in the New York metropolitan area.

Financial institutions continue to be affected by the sharp declines in the real estate market that occurred over the last several years as well as the effects of the recent recessionary economy. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, have had and may continue to have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, decreases in real estate values have adversely affected the value of property used as collateral for our loans and result in higher loss experience on our non-performing loans. Adverse changes in the economy, particularly in employment conditions, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. As a result of the concentration of loans in the New York metropolitan area, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively affect the Company’s interest income and result in higher provisions for loan losses, which would hurt the Company’s earnings. If poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our investment alternatives may earn less income for us than real estate loans.

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

Non-performing assets adversely affect the Company’s net earnings in various ways. The Company expects to continue to have a provision for loan losses relating to non-performing loans that is higher than its historical experience. The Company generally does not record interest income on non-performing loans or other real estate owned, thereby reducing its earnings, while its loan administration costs are higher for non-performing loans. When the Company takes collateral in foreclosures and similar proceedings, the Company is required to mark the related asset to the then-fair market value of the collateral, which may ultimately result in a loss. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. Given the delays in foreclosures in our market area, the level of our non-performing assets is expected to continue to increase. An increase in the level of non-performing assets increases the Company’s risk profile and may affect the capital levels regulators believe are appropriate. At December 31, 2012 our non-performing loans amounted to $1.16 billion or 4.29% of total loans as compared to $1.02 billion or 3.48% of total loans at December 31, 2011 and our charge-offs, net of recoveries, amounted to $66.4 million for 2012 as compared to $82.8 million in 2011. There can be no assurance that the Company will not experience future increases in non-performing assets.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

During 2012, we conducted our business through our two owned executive office buildings located in Paramus, New Jersey, our leased office space in Paramus, New Jersey, our leased operations center located in Glen Rock, New Jersey, and 135 branch offices. At December 31, 2012, we owned 37 of our locations and leased the remaining 98. Our lease arrangements are typically long-term arrangements with third parties that generally contain several options to renew at the expiration date of the lease.

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

Eighteen putative class action complaints have been filed in the Court of Chancery, Delaware against Hudson City Bancorp, its directors, and M&T challenging the Merger. On November 20, 2012, the Delaware Court of Chancery (the “Court”) ordered that all eighteen pending actions be consolidated for all purposes under the caption “In re Hudson City Bancorp Shareholder Litigation,” designated Case No. 7850 as the operative docket number, and designated the corrected amended verified class action complaint in that case as the operative complaint (the “Delaware Operative Complaint”). The Court also designated the pending motion to expedite discovery in that action as operative, deemed any pending discovery requests in Case No. 7832 as operative, and deemed a Subpoena to Evercore Group, L.L.C. in Case No. 7823 as operative. Evercore Group, L.L.C. acted as an advisor to M&T in the Merger.

The Delaware Operative Complaint names Hudson City Bancorp, all of the current members of Hudson City Bancorp’s board of directors, M&T, and WTC as defendants. Certain of the Delaware complaints also named Hudson City Savings Bank as a defendant. The Delaware Operative Complaint alleges that the Hudson City Bancorp directors breached their fiduciary duties to Hudson City Bancorp’s public stockholders by approving the Merger at an unfair price. It also alleges that the Merger was the product of a flawed sales process because the Hudson City Bancorp board did not actively shop Hudson City Bancorp before entering into a merger agreement with M&T and that it was tainted by a number of material conflicts of interest, including that one M&T director previously worked for a law firm that rendered substantial services to Hudson City Bancorp over a number of years, the board’s financial advisor stands to collect the majority of its $19 million advisory fee upon the consummation of the proposed transaction and is a wholly-owned subsidiary of one of the largest institutional shareholders of M&T, and Hudson City Bancorp directors will receive certain benefits from the Merger not shared in by other Hudson City Bancorp stockholders, including certain paid positions with M&T following the consummation of the proposed transaction. The Delaware Operative Complaint further alleges that the Hudson City Bancorp directors approved provisions in the Merger Agreement that constitute impermissible deal protection devices, including a “no solicitation” provision that allegedly prevents the Hudson City Bancorp board from actively soliciting potential other merger partners and apprise M&T of its receipt of any unsolicited inquiries from potential other merger partners, a provision that allegedly prevents the board from terminating the proposed transaction in the event it receives a superior proposal from another bidder, a “matching rights” provision that allegedly requires the Hudson City Bancorp board to afford M&T three business days to match any superior proposal from another bidder, an “information rights” provision that allegedly requires the Hudson City Bancorp board to provide full information about any competing proposals to M&T, and a “termination fee” provision that allegedly requires Hudson City Bancorp to pay M&T $125 million if the Hudson City Bancorp board determines to pursue a superior proposal or withdraw its recommendation in favor of the proposed transaction. The Delaware Operative Complaint further alleges that M&T and WTC aided and abetted the alleged breaches of fiduciary duties. The Delaware Operative Complaint also alleges that Hudson City Bancorp and M&T have filed a misleading and incomplete Form S-4 with the SEC in connection with the proposed transaction.

Six putative class actions challenging the merger have also been filed in the Superior Court for Bergen County, Chancery Division, of New Jersey (the “New Jersey Court”). On October 12, 2012, the New Jersey Court ordered that the actions be consolidated for all purposes (the “New Jersey Consolidated Actions”) under the caption “In re Hudson City Bancorp, Inc. Shareholder Litigation,” designated Case No. 259-12 as the operative docket number, and designated the class action complaint filed in Case No. C-266-12 as the operative complaint. On November 9, 2012, the plaintiffs in the New Jersey Consolidated Actions filed a consolidated and amended class action complaint (the “New Jersey Consolidated Complaint”).

These complaints, including the New Jersey Consolidated Complaint, allege that the Hudson City Bancorp directors breached their fiduciary duties to Hudson City Bancorp’s public stockholders by approving the Merger at an unfair price. They also variously allege that the Hudson City Bancorp board approved the Merger through a flawed sales process, including because the Hudson City Bancorp board approved the Merger in the absence of a competitive sales process and that the process was tainted by certain alleged conflicts of interest on the part of the Hudson City Bancorp directors regarding certain personal and financial benefits they will receive upon consummation of the proposed transaction that public stockholders of Hudson City Bancorp will not receive. The New Jersey complaints, including the New Jersey Consolidated Complaint, also allege that the Hudson City Bancorp board breached their fiduciary duties because they agreed to a merger agreement with allegedly impermissible deal protection devices, including a “no solicitation” provision that allegedly prevents Hudson City Bancorp from shopping itself to other potential bidders, an “information rights” provision that allegedly requires the Hudson City Bancorp board to provide full information about any competing proposals to M&T, and a “termination fee” provision that allegedly requires Hudson City Bancorp to pay M&T $125 million in the event Hudson City Bancorp pursues a superior bid. The New Jersey Consolidated Complaint further alleges that Hudson City Bancorp and M&T filed a materially false and misleading Form S-4 in connection with the proposed transaction. The complaints, including the New Jersey Consolidated Complaint, further allege that M&T aided and abetted the alleged breaches of fiduciary duties. Certain of the complaints also allege that Hudson City Bancorp and WTC aided and abetted the alleged breaches of fiduciary duties.

All 24 lawsuits seek, among other things, to enjoin completion of the Merger and an award of costs and attorneys’ fees. Certain of the actions also seek an accounting of damages sustained as a result of the alleged breaches of fiduciary duty and punitive damages. The court in Delaware has set a hearing date with respect to the preliminary injunction motion filed by the plaintiffs, which is scheduled to occur prior to the date of the shareholders meeting to approve the Merger. The defendants believe these actions are without merit and intend to defend vigorously against the claims.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Hudson City Bancorp common stock is traded on the Nasdaq Global Select Market under the symbol “HCBK.” The table below shows the reported high and low sales prices of the common stock during the periods indicated.

	Sales Price		Dividend Information

	High	Low	Amount Per Share	Date of Payment

2011

First quarter	13.26	9.51	0.150	February 25, 2011

Second quarter	10.05	7.89	0.080	May 27, 2011

Third quarter	8.64	5.33	0.080	August 30, 2011

Fourth quarter	6.36	5.09	0.080	November 30, 2011

2012

First quarter	7.62	6.34	0.080	February 28, 2012

Second quarter	7.41	5.75	0.080	May 25, 2012

Third quarter	8.00	5.69	0.080	August 27, 2012

Fourth quarter	8.79	7.79	0.080	November 30, 2012

On January 29, 2013, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.08 per common share outstanding that is payable on February 28, 2013 to shareholders of record as of the close of business on February 11, 2013. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.

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

As of February 20, 2013, there were approximately 26,258 holders of record of Hudson City Bancorp common stock.

The following table reports information regarding repurchases of our common stock during the fourth quarter of 2012 under the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-October 31, 2012	-	-	-	50,123,550

November 1-November 30, 2012	-	-	-	50,123,550

December 1-December 31, 2012	-	-	-	50,123,550

Total	-	-	-

(1)

On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Performance Graph

Pursuant to the regulations of the Securities and Exchange Commission, the graph below compares the performance of Hudson City Bancorp, Inc. with that of the Standard and Poor’s 500 Stock Index, and for all thrift stocks as reported by SNL Securities L.C. from December 31, 2007 through December 31, 2012. The graph assumes the reinvestment of dividends in all additional shares of the same class of equity securities as those listed below. The index level for all series was set to 100.00 on December 31, 2007.

Hudson City Bancorp, Inc. Total Return Performance

* Source: SNL Financial LC and Bloomberg Financial Database

There can be no assurance that stock performance will continue in the future with the same or similar trends as those depicted in the graph above.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The summary information presented below under “Selected Financial Condition Data,” “Selected Operating Data” and “Selected Financial Ratios and Other Data” at or for each of the years presented is derived in part from the audited consolidated financial statements of Hudson City Bancorp, Inc. The following information is only a summary and you should read it in conjunction with our audited consolidated financial statements in Item 8 of this document.

	At December 31,

	2012	2011	2010	2009	2008

	(In thousands)
Selected Financial Condition Data:
Total assets	$40,596,341	$45,355,885	$61,166,033	$60,267,760	$54,145,328
Total loans	27,090,879	29,327,345	30,923,897	31,779,921	29,418,888
Federal Home Loan Bank of New York stock	356,467	510,564	871,940	874,768	865,570
Investment securities held to maturity	39,011	539,011	3,939,006	4,187,704	50,086
Investment securities available for sale	428,057	7,368	89,795	1,095,240	3,413,633
Mortgage-backed securities held to maturity	2,976,757	4,115,523	5,914,372	9,963,554	9,572,257
Mortgage-backed securities available for sale	8,040,742	9,170,390	18,120,537	11,116,531	9,915,554
Total cash and cash equivalents	827,968	754,080	669,397	561,201	261,811
Foreclosed real estate, net	47,322	40,619	45,693	16,736	15,532
Total deposits	23,483,917	25,507,760	25,173,126	24,578,048	18,464,042
Total borrowed funds	12,175,000	15,075,000	29,675,000	29,975,000	30,225,000
Total shareholders’ equity	4,699,808	4,560,440	5,510,238	5,339,152	4,938,796

	For the Year Ended December 31,

	2012	2011	2010	2009	2008

	(In thousands)
Selected Operating Data:
Total interest and dividend income	$1,673,039	$2,167,637	$2,784,496	$2,941,786	$2,653,225
Total interest expense	819,116	1,186,703	1,593,669	1,698,308	1,711,248

Net interest income	853,923	980,934	1,190,827	1,243,478	941,977

Provision for loan losses	95,000	120,000	195,000	137,500	19,500

Net interest income after provision for loan losses	758,923	860,934	995,827	1,105,978	922,477

Non-interest income:
Service charges and other income	11,461	11,449	10,369	9,399	8,485
Gains on securities transactions, net	-	102,468	152,625	24,185	-

Total non-interest income	11,461	113,917	162,994	33,584	8,485

Non-interest expense:
Loss on extinguishment of debt	-	1,900,591	-	-	-
Other non-interest expense	356,602	329,569	266,388	265,596	198,076

Total non-interest expense	356,602	2,230,160	266,388	265,596	198,076

Income (loss) before income tax expense (benefit)	413,782	(1,255,309)	892,433	873,966	732,886

Income tax expense (benefit)	164,639	(519,320)	355,227	346,722	287,328

Net income (loss)	$249,143	$(735,989)	$537,206	$527,244	$445,558

Selected Consolidated Financial Information (continued)

(Dollars in thousands, except per share data)

	At or for the Year Ended December 31,

	2012	2011	2010	2009	2008

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.58%	(1.38) %	0.88%	0.92%	0.91%
Return on average stockholders’ equity	5.33	(14.72)	9.66	10.18	9.36
Net interest rate spread (1)	1.85	1.67	1.77	1.93	1.58
Net interest margin (2)	2.06	1.89	2.01	2.22	1.96
Non-interest expense to average assets (5)	0.83	0.62	0.44	0.46	0.41
Efficiency ratio (3)	40.50	32.68	19.68	20.80	20.84
Average interest-earning assets to average interest-bearing liabilities	1.11 x	1.09 x	1.09 x	1.09 x	1.11 x

Share and Per Share Data:
Basic (loss) earnings per share	$ 0.50	$ (1.49)	$ 1.09	$ 1.08	$ 0.92
Diluted (loss) earnings per share	0.50	(1.49)	1.09	1.07	0.90
Cash dividends paid per common share	0.32	0.39	0.60	0.59	0.45
Dividend pay-out ratio	64.00%	NM	55.05%	54.63%	48.91%
Book value per share (4)	$ 9.46	$ 9.20	$ 11.16	$ 10.85	$ 10.10
Tangible book value per share (4)	9.15	8.89	10.85	10.53	9.77
Weighted average number of common shares outstanding:
Basic	496,570,311	494,629,395	493,032,873	488,908,260	484,907,441
Diluted	496,604,809	494,629,395	494,314,390	491,295,511	495,856,156

Capital Ratios:
Average stockholders’ equity to average assets	10.89%	9.41%	9.14%	9.03%	9.74%
Stockholders’ equity to assets	11.58	10.05	9.01	8.86	9.12

Regulatory Capital Ratios of Bank:
Leverage capital	10.09%	8.83%	7.95%	7.59%	7.99%
Total risk-based capital	21.59	20.00	22.74	21.02	21.52

Asset Quality Ratios:
Non-performing loans to total loans	4.29%	3.48%	2.82%	1.98%	0.74%
Non-performing assets to total assets	2.98	2.34	1.50	1.07	0.43
Allowance for loan losses to non-performing loans	26.01	26.77	27.15	22.32	22.89
Allowance for loan losses to total loans	1.12	0.93	0.77	0.44	0.17
Net charge-offs to average total loans	0.24	0.28	0.31	0.15	0.02

Branch and Deposit Data:
Number of deposit accounts	644,077	685,795	720,456	725,979	638,951
Banking offices	135	135	135	131	127
Average deposits per branch (thousands)	$ 173,955	$ 188,946	$ 186,468	$ 187,619	$ 145,386

(1)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.
(2)	Determined by dividing net interest income by average total interest-earning assets.
(3)	See calculation on page 69.
(4)	See calculation on page 69.
(5)	For 2011, non-interest expense excludes $1.90 billion of losses on the extinguishment of debt.
NM	- Not meaningful

Calculation of Efficiency Ratio and Book Value Ratios

(Dollars in thousands, except per share data)

	At or for the Year Ended December 31,

	2012	2011	2010	2009	2008

	(Dollars in thousands, except per share data)
Efficiency Ratio:

Net interest income	$853,923	$980,934	$1,190,827	$1,243,478	$941,977
Total non-interest income	11,461	113,917	162,994	33,584	8,485
Less net gains on securities transactions related to debt extinguishments	-	(98,278)	-	-	-

Total operating income	$865,384	$996,573	$1,353,821	$1,277,062	$950,462

Total non-interest expense	$356,602	$2,230,160	$266,388	$265,596	$198,076
Less:
Merger related costs	(6,127)
Loss on extinguishment of debt	-	(1,900,591)	-	-	-
Valuation allowance related to Lehman Brothers, Inc.	-	(3,900)	-	-	-

Total non-interest operating expense	$350,475	$325,669	$266,388	$265,596	$198,076

Efficiency ratio (1)	40.50%	32.68%	19.68%	20.80%	20.84%

Book Value Calculations:

Shareholders’ equity	$4,699,808	$4,560,440	$5,510,238	$5,339,152	$4,938,796
Goodwill and other intangible assets	(154,235)	(155,217)	(156,714)	(158,336)	(160,207)

Tangible shareholders’ equity	$4,545,573	$4,405,223	$5,353,524	$5,180,816	$4,778,589

Book Value Share Computation:
Issued	741,466,555	741,466,555	741,466,555	741,466,555	741,466,555
Treasury shares	(213,255,093)	(213,895,059)	(214,748,245)	(214,972,879)	(217,695,938)

Shares outstanding	528,211,462	527,571,496	526,718,310	526,493,676	523,770,617
Unallocated ESOP shares	(30,789,909)	(31,752,096)	(32,714,280)	(33,676,464)	(34,638,643)
Unvested RRP shares	-	(6,000)	(282,583)	(593,283)	(196,376)
Shares in trust	(391,266)	(269,325)	(164,845)	(108,945)	(65,031)

Book value shares	497,030,287	495,544,075	493,556,602	492,114,984	488,870,567

Book value per share	$9.46	$9.20	$11.16	$10.85	$10.10
Tangible book value per share	9.15	8.89	10.85	10.53	9.77
income and expenses.

(1)	Calculated by dividing total non-interest operating expense by total operating income. These measures are non-GAAP financial measures.

We believe these measures, by excluding the transactions involved in our balance sheet restructuring, provide a better measure of our non-interest income and expenses.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with Hudson City Bancorp’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in Item 8, and the other statistical data provided elsewhere in this document.

Executive Summary

Pending Merger

On August 27, 2012, the Company entered into an Agreement and Plan of Merger with M&T and WTC, with WTC as the surviving entity. As part of the Merger, the Bank will merge with and into Manufacturers and Traders Trust Company. Subject to the terms and conditions of the Merger Agreement, in the Merger, Hudson City shareholders will have the right to receive with respect to each of their shares of common stock of the Company, at their election (but subject to proration and adjustment procedures), 0.08403 of a share of common stock, or cash having a value equal to the product of 0.08403 multiplied by the average closing price of the M&T Common Stock for the ten days immediately prior to the completion of the Merger. The Merger Agreement also provides that at the closing of the Merger, 40% of the outstanding shares of Hudson City common stock will be converted into the right to receive cash and the remainder of the outstanding shares of Hudson City common stock will be converted into the right to receive shares of M&T Common Stock. In connection with the Merger, M&T has filed a registration statement on Form S-4 with the SEC that includes a joint proxy statement of the Company and M&T and a prospectus of M&T, as well as other relevant documents concerning the Merger. On February 21, 2013, M&T filed Amendment No. 3 to the S-4. The registration statement was declared effective by the SEC on February 22, 2013. A definitive proxy statement has been mailed to the Company’s shareholders. The Merger is subject to shareholder and regulatory approvals and the satisfaction of other customary conditions. The Company anticipates that the closing of the Merger will take place in the second quarter of 2013.

Financial Condition and Results of Operations

During 2012, we continued to focus on our consumer-oriented business model through the origination of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. Market interest rates remained at historically low levels during 2012 and, as a result, we continued to reduce the size of our balance sheet. Our assets decreased by 10.5% to $40.60 billion at December 31, 2012 from $45.36 billion at December 31, 2011, primarily due to elevated repayments of mortgage-related assets in this low interest rate environment.

During the first quarter of 2011, the Bank completed the Restructuring Transaction which involved the extinguishment of $12.5 billion of structured putable borrowings with an average cost of 3.56%. The extinguishment of the borrowings was funded by the sale of $8.66 billion of securities with an average yield of 3.20% and $5.00 billion of new short-term fixed-maturity borrowings with an average cost of 0.66%. Interest rates continued to decline during 2011 which resulted in increased prepayments on our mortgage-related assets and calls of our investment securities. During the fourth quarter of 2011, the Bank used the excess liquidity provided by the prepayments of mortgage-related assets and calls of investment securities to extinguish $4.3 billion of structured putable borrowings with a weighted average cost of 4.21%. The Restructuring Transaction and the extinguishment of debt during the fourth quarter of 2011 are collectively referred to as the “Transactions”. The Transactions reduced after-tax earnings by $1.07 billion.

The Transactions were part of our ongoing strategy to reduce interest rate risk and realign our funding mix. We decided to complete the Transactions because of the effect of the market events during 2011, including the unprecedented involvement of the U.S. government and the GSEs in the mortgage market and the protracted period of historically low market interest rates had on our balance sheet. The extended low interest rate environment caused accelerated prepayment speeds on our mortgage-related assets and calls of our investment securities resulting in the reinvestment of these funds at the current low market interest rates. These lower-yielding assets and higher-cost borrowings, which did not reprice during this extended low rate environment, caused margin compression and heightened interest rate risk concerns for us.

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

The FOMC noted that economic activity and employment have continued to expand at a moderate pace in recent months, apart from weather-related disruptions, although the unemployment rate remains elevated. The FOMC noted that while the housing sector and household spending continue to show signs of improvement, growth in business fixed investment has slowed. The national unemployment rate was 7.8% in December 2012, a decline from an 8.5% unemployment rate in December 2011. The FOMC decided to maintain the overnight lending rate at zero to 0.25% during the fourth quarter of 2012 and stated that exceptionally low levels for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%. Previously, the FOMC stated that these levels for the federal funds rate are likely to be warranted at least through mid-2015. As a result, market interest rates have remained at low levels, and consequently, the yields on our mortgage-related assets continued to decrease during 2012.

The FOMC decided to expand its accommodative monetary policy by purchasing an additional $40.0 billion of agency mortgage-backed securities per month to ensure that inflation is at the rate most consistent with its dual mandate regarding both inflation and unemployment. In addition, during 2013 the Federal Reserve will purchase longer-term Treasury securities initially at a pace of $45.0 billion per month. This follows the completion of “Operation Twist” at the end of 2012. These programs will continue to put downward pressure on longer-term interest rates.

During 2012, our net interest rate spread increased 18 basis points to 1.85% and our net interest margin increased 17 basis points to 2.06% as compared to 1.67% and 1.89%, respectively for 2011. The increase in our interest rate spread and net interest margin during 2012 is primarily due to the effects of the Transactions. Notwithstanding the increases in our interest rate spread and net interest margin, net interest income decreased $127.0 million, or 12.9%, to $853.9 million for 2012 as compared to $980.9 million for 2011. The decrease in net interest income reflects the overall decrease in the size of our balance sheet as a result of the Transactions and the lack of reinvestment opportunities in 2012.

Mortgage-related assets represented 95.9% of our average interest-earning assets during 2012. Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. In addition, over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis. The GSEs involvement is also an attempt to provide stimulus to the housing markets and has caused the interest rates for the thirty year fixed rate mortgage loans that conform to the GSEs’ guidelines for purchase to remain low. We originate such conforming loans and retain them in our portfolio. Further, the FOMC has decided to maintain the overnight lending rate at the current level of zero to 0.25% through mid-2015 if recent economic conditions continue. The resulting low market interest rates have made reinvestment opportunities scarce. We expect this adverse environment for portfolio lending to continue, with the likely result that we will continue to reduce the size of our balance sheet and experience compression of our net interest margin.

The provision for loan losses amounted to $95.0 million for 2012 as compared to $120.0 million for 2011. The decrease in the provision for loan losses for the year ended December 31, 2012 was due primarily to the overall declining trends in net charge-offs, the stabilization of home prices and a decrease in the size of the loan portfolio, yet resulted in an overall increase in our allowance for loan losses as non-performing loans continued to increase and unemployment levels remain elevated. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, amounted to $1.16 billion at December 31, 2012 compared with $1.02 billion at December 31, 2011. The ratio of non-performing loans to total loans was 4.29% at December 31, 2012 compared with 3.48% at December 31, 2011. The highly publicized foreclosure issues that have recently affected the nation’s largest mortgage loan servicers have resulted in greater bank regulatory, court and state attorney general scrutiny. As a result, our foreclosure process and the time to complete a foreclosure continue to be prolonged, especially in New Jersey and New York where 70% of our non-performing loans are located. We continue to experience a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral.

Total non-interest income was $11.5 million for 2012 as compared to $113.9 million for 2011. Included in non-interest income for the year 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of $9.04 billion of securities available-for-sale. Substantially all of the proceeds from the sale of securities were used to repay borrowings as part of the Restructuring Transaction. There were no security sales for the year ended December 31, 2012.

Total non-interest expense amounted to $356.6 billion for 2012 as compared to $2.23 billion for 2011. Included in total non-interest expense for 2011 was a $1.90 billion loss on the extinguishment of debt related to the Transactions.

Loans decreased $2.25 billion to $26.89 billion at December 31, 2012 from $29.14 billion at December 31, 2011. Our loan production was $5.06 billion for 2012 offset by $7.13 billion in principal repayments. Loan production declined during 2012 which reflects our low appetite for adding long-term fixed-rate mortgage loans in the current low market interest rate environment. The decrease in net loans was also due to continued elevated levels of refinancing activity caused by low market interest rates.

Mortgage-backed securities decreased $2.27 billion to $11.02 billion at December 31, 2012 from $13.29 billion at December 31, 2011. The decrease in mortgage-backed securities reflected repayments of $3.69 billion, partially offset by purchases of $1.47 billion of mortgage-backed securities issued by GSEs.

Investment securities decreased $79.30 million to $467.1 million at December 31, 2012 due to calls of $500.0 million during 2012. The proceeds from the calls were used to purchase $407.8 million of corporate bonds.

Total deposits decreased $2.03 billion, or 8.0%, to $23.48 billion at December 31, 2012 from $25.51 billion at December 31, 2011 due to planned reductions in deposit rates to curtail deposit growth during this time of limited investment opportunities.

Borrowings amounted to $12.18 billion at December 31, 2012 as compared to $15.08 billion at December 31, 2011. The decrease in borrowed funds is a result of the maturity of short-term borrowings during 2012 and the continuation of our strategy of allowing the balance sheet to deleverage as the borrowings mature.

The Bank is currently subject to the Bank MOU. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that are intended to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. The implementation of the strategic plan has been suspended pending the completion of the Merger.

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

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Total assets decreased $4.76 billion, or 10.5%, to $40.60 billion at December 31, 2012 from $45.36 billion at December 31, 2011. The decrease in total assets reflected a $2.27 billion decrease in total mortgage-backed securities, a $2.25 billion decrease in net loans and a $154.1 million decrease in Federal Home Loan Bank (“FHLB”) stock.

Our net loans decreased $2.25 billion to $26.89 billion at December 31, 2012 as compared to $29.14 billion at December 31, 2011. The decrease in loans primarily reflects reduced levels of purchases as well as elevated levels of loan repayments during 2012 as a result of continued low market interest rates. Historically our focus has been on loan portfolio growth through the origination of one- to four-family first mortgage loans in New Jersey, New York, Pennsylvania and Connecticut and, to a lesser extent, the purchases of mortgage loans. During 2012, we originated $5.04 billion and purchased $28.7 million of loans, compared to originations of $4.93 billion and purchases of $344.8 million for 2011. The originations and purchases of loans were offset by principal repayments of $7.13 billion in 2012, as compared to $6.71 billion for 2011. The decrease in loan originations and purchases during 2012 reflects our low appetite for adding long-term fixed-rate mortgage loans in the current low market interest rate environment. The decrease in net loans was also due to continued elevated levels of refinancing activity caused by low market interest rates.

Our first mortgage loan production during 2012 was substantially all in one- to four-family mortgage loans. Approximately 65% of mortgage loan originations for 2012 were variable-rate loans as compared to approximately 45% for 2011. Approximately 82.5% of mortgage loans purchased for the year ended December 31, 2012 were fixed-rate mortgage loans. Fixed-rate mortgage loans accounted for 61.1% of our first mortgage loan portfolio at December 31, 2012 and 66.8% at December 31, 2011.

Our ALL amounted to $302.3 million at December 31, 2012 and $273.8 million at December 31, 2011. Non-performing loans amounted to $1.16 billion or 4.29% of total loans at December 31, 2012 as compared to $1.02 billion or 3.48% of total loans at December 31, 2011.

Total mortgage-backed securities decreased $2.27 billion to $11.02 billion at December 31, 2012 from $13.29 billion at December 31, 2011. The decrease in mortgage-backed securities reflected repayments of $3.69 billion, partially offset by purchases of $1.47 billion of mortgage-backed securities issued by GSEs. At December 31, 2012, variable-rate mortgage-backed securities accounted for 86.0% of our portfolio compared with 84.1% at December 31, 2011.

Total investment securities decreased $79.3 million to $467.1 million at December 31, 2012 from $546.4 million at December 31, 2011. This decrease was primarily due to the calls of $500.0 million of investment securities during 2012, partially offset by the purchase of corporate bonds in the amount of $407.8 million during the year ended December 31, 2012.

FHLB stock decreased $154.1 million to $356.5 million at December 31, 2012 as compared to $510.6 million at December 31, 2011. The decrease in the balance of FHLB stock was primarily due to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Total cash and cash equivalents increased $73.9 million to $828.0 million at December 31, 2012 as compared to $754.1 million at December 31, 2011. This increase is primarily due to increased repayments on mortgage-related assets and the lack of reinvestment opportunities due to low market interest rates. Other assets decreased $49.3 million to $679.9 million at December 31, 2012 as compared to $729.2 million at December 31, 2011. The decrease in other assets is primarily due to a decrease of $54.0 million in current and deferred tax assets. The decrease in current and deferred tax assets is primarily due to accrued tax expense related to earnings during 2012.

Total liabilities decreased $4.90 billion, or 12.0%, to $35.90 billion at December 31, 2012 from $40.80 billion at December 31, 2011. The decrease in total liabilities primarily reflected a $2.90 billion decrease in borrowed funds and a decrease in total deposits of $2.03 billion.

Total deposits decreased $2.03 billion, or 8.0%, to $23.48 billion at December 31, 2012 as compared to $25.51 billion at December 31, 2011. The decrease in total deposits reflected a $1.82 billion decrease in our money market accounts and a $640.1 million decrease in time deposits, partially offset by an increase interest-bearing transaction and savings accounts of $315.2 million and $77.3 million, respectively. The decrease in our money market and time deposit accounts is primarily due to planned reductions in our deposit rates to curtail deposit growth while we experience excess liquidity from prepayment activity and limited investment opportunities. We had 135 branches at both December 31, 2012 and 2011.

Borrowings amounted to $12.18 billion at December 31, 2012 as compared to $15.08 billion at December 31, 2011. The decrease in borrowed funds was primarily a result of the maturing of the short-term borrowings utilized as part of the Restructuring Transaction.

At December 31, 2012, we had $4.00 billion of borrowed funds with put dates within one year, including $2.68 billion that can be put back to the Company during any three-month period. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points.

Other liabilities increased $24.9 million to $237.6 million at December 31, 2012 from $212.7 million at December 31, 2011. The increase is due to a $25.8 million increase in accrued expenses. The increase in accrued expenses is primarily the result of an increase in accrued FDIC premiums of $20.9 million and a $6.2 million increase in the postretirement benefit plan liability.

Total shareholders’ equity increased $139.4 million to $4.70 billion at December 31, 2012 from $4.56 billion at December 31, 2011. The increase was primarily due to net income of $249.1 million for the year ended

December 31, 2012 and an increase in accumulated other comprehensive income of $30.3 million. This increase was partially offset by cash dividends paid to common shareholders of $158.8 million.

Accumulated other comprehensive income amounted to $70.0 million at December 31, 2012 and included a $122.5 million after-tax net unrealized gain on securities available for sale ($207.2 million pre-tax) partially offset by a $52.5 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. Accumulated other comprehensive income amounted to $39.7 million at December 31, 2011 and included an $89.3 million after-tax net unrealized gain on securities available for sale ($150.9 million pre-tax) partially offset by a $49.6 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans.

As of December 31, 2012, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during 2012 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. During 2012, 62,579 shares were surrendered by employees for withholding taxes related to vesting stock awards. At December 31, 2012, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At December 31, 2012, our shareholders’ equity to asset ratio was 11.58% compared with 10.05% at December 31, 2011. The ratio of average shareholders’ equity to average assets was 10.89% for the year ended December 31, 2012 as compared to 9.41% for the year ended December 31, 2011. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.46 at December 31, 2012 and $9.20 at December 31, 2011. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.15 as of December 31, 2012 and $8.89 at December 31, 2011.

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

Average Balance Sheet.         The following table presents certain information regarding our financial condition and net interest income for 2012, 2011 and 2010. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase premiums and discounts that are amortized or accreted to interest income.

	For the Year Ended December 31,

	2012				2011				2010

	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost

Assets:	(Dollars in thousands)
Interest-earning assets:
First mortgage loans, net (1)	$ 27,677,039	$1,309,568	4.73%		$ 29,722,678	$ 1,492,989	5.02%		$ 31,395,378	$ 1,667,027	5.31%
Consumer and other loans	270,188	12,887	4.77		309,245	15,740	5.09		346,166	18,409	5.32
Federal funds sold	591,092	1,443	0.24		1,668,333	4,392	0.26		1,102,575	2,614	0.24
Mortgage-backed securities, at amortized cost	12,034,383	314,035	2.61		16,304,890	514,560	3.16		20,557,582	851,595	4.14
Federal Home Loan Bank stock	425,561	23,470	5.52		770,314	38,820	5.04		878,672	46,107	5.25
Investment securities, at amortized cost	429,539	11,636	2.71		3,021,573	101,136	3.35		4,992,249	198,744	3.98

Total interest-earning assets	41,427,802	1,673,039	4.04		51,797,033	2,167,637	4.18		59,272,622	2,784,496	4.70

Noninterest-earning assets (4)	1,506,828				1,361,057				1,560,439

Total assets	$42,934,630				$ 53,158,090				$ 60,833,061

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$ 908,903	2,761	0.30%		$ 866,029	5,071	0.59%		$ 839,029	5,952	0.71%
Interest-bearing transaction accounts	2,181,326	11,608	0.53		2,015,019	15,698	0.78		2,323,618	23,996	1.03
Money market accounts	7,529,380	35,059	0.47		7,842,413	75,506	0.96		5,217,815	54,949	1.05
Time deposits	13,223,809	189,256	1.43		14,140,688	232,239	1.64		16,111,567	291,450	1.81

Total interest-bearing deposits	23,843,418	238,684	1.00		24,864,149	328,514	1.32		24,492,029	376,347	1.54
Repurchase agreements	6,950,000	314,485	4.52		9,127,800	398,929	4.37		15,034,110	616,488	4.10
FHLB advances	6,623,094	265,947	4.02		13,349,342	459,260	3.44		14,875,000	600,834	4.04

Total borrowed funds	13,573,094	580,432	4.28		22,477,142	858,189	3.82		29,909,110	1,217,322	4.07

Total interest-bearing liabilities	37,416,512	819,116	2.19		47,341,291	1,186,703	2.51		54,401,139	1,593,669	2.93

Noninterest-bearing liabilities:
Noninterest-bearing deposits	611,656				583,257				588,150
Other noninterest-bearing liabilities	230,491				232,617				284,335

Total noninterest-bearing liabilities	842,147				815,874				872,485

Total liabilities	38,258,659				48,157,165				55,273,624
shareholders’ equity	4,675,971				5,000,925				5,559,437

Total liabilities and shareholders’ equity	$42,934,630				$ 53,158,090				$ 60,833,061

Net interest income		$853,923				$ 980,934				$ 1,190,827

Net interest rate spread (2)			1.85				1.67				1.77
Net interest-earning assets	$4,011,290				$ 4,455,742				$ 4,871,483

Net interest margin (3)			2.06%				1.89%				2.01%
Ratio of interest-earning assets to interest-bearing liabilities			1.11	x			1.09	x			1.09 x

(1)	Amount is net of deferred loan costs and allowance for loan losses and includes non-performing loans.
(2)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.
(3)	Determined by dividing net interest income by average total interest-earning assets.
(4)

  Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $122.3 million, $156.4 million and $297.1 million for the years ended   December 31, 2012, 2011 and 2010, respectively.

Rate/Volume Analysis.      The following table presents the extent to which the changes in interest rates and the changes in volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

—	changes attributable to changes in volume (changes in volume multiplied by prior rate);

—	changes attributable to changes in rate (changes in rate multiplied by prior volume); and

—	the net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2012 Compared to 2011			2011 Compared to 2010

	Increase (Decrease) Due To			Increase (Decrease) Due To

	Volume	Rate	Net	Volume	Rate	Net

	(In thousands)

Interest-earning assets:
First mortgage loans, net	$(99,719)	$(83,702)	$(183,421)	$(85,942)	$(88,096)	$(174,038)
Consumer and other loans	(1,905)	(948)	(2,853)	(1,899)	(770)	(2,669)
Federal funds sold	(2,635)	(314)	(2,949)	1,529	249	1,778
Mortgage-backed securities	(120,469)	(80,056)	(200,525)	(157,178)	(179,857)	(337,035)
Federal Home Loan Bank stock	(18,755)	3,405	(15,350)	(5,502)	(1,785)	(7,287)
Investment securities	(73,198)	(16,302)	(89,500)	(69,671)	(27,937)	(97,608)

Total	(316,681)	(177,917)	(494,598)	(318,663)	(298,196)	(616,859)

Interest-bearing liabilities:
Savings accounts	248	(2,558)	(2,310)	181	(1,062)	(881)
Interest-bearing transaction accounts	1,226	(5,316)	(4,090)	(2,935)	(5,363)	(8,298)
Money market accounts	(2,933)	(37,514)	(40,447)	25,589	(5,032)	20,557
Time deposits	(14,449)	(28,534)	(42,983)	(33,494)	(25,717)	(59,211)
Repurchase agreements	(97,763)	13,319	(84,444)	(255,855)	38,296	(217,559)
FHLB advances	(260,871)	67,558	(193,313)	(57,833)	(83,741)	(141,574)

Total	(374,542)	6,955	(367,587)	(324,347)	(82,619)	(406,966)

Net change in net interest income	$57,861	$(184,872)	$(127,011)	$5,684	$(215,577)	$(209,893)

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General.      Net income was $249.1 million for 2012, an increase of $985.1 million, or 133.8%, compared with a net loss of $736.0 million for 2011. Basic and diluted earnings per common share were both $0.50 for 2012 as compared to a net loss per share of $(1.49) for 2011. For 2012, our return on average shareholders’ equity was 5.33%, compared with (14.72)% for 2011. Our return on average assets for 2012 was 0.58% as compared to (1.38)% for 2011. The increase in the annualized return on average equity and assets is primarily due to the net loss during 2011 as a result of the Transactions.

Interest and Dividend Income.      Total interest and dividend income for the year ended December 31, 2012 decreased $494.6 million, or 22.8%, to $1.67 billion from $2.17 billion for the year ended December 31, 2011. The decrease in total interest and dividend income was primarily due to a decrease in the average balance of total interest-earning assets of $10.37 billion, or 20.0%, to $41.43 billion for 2012 from $51.80 billion for 2011. The decrease in total interest and dividend income was also due to a decrease of 14 basis points in the weighted-average yield on total interest-earning assets to 4.04% for 2012 from 4.18% for 2011. The decrease in the average balance of total interest-earning assets was due primarily to the effects of the Transactions and elevated levels of repayments of mortgage-related assets during 2012 due to the low interest rate environment.

For the year ended December 31, 2012, interest on first mortgage loans decreased $183.4 million, or 12.3%, to $1.31 billion from $1.49 billion for the year ended December 31, 2011. This was primarily due to a $2.04 billion decrease in the average balance of first mortgage loans to $27.68 billion for the year ended December 31, 2012 from $29.72 billion for the year ended December 31, 2011. The decrease in interest income on mortgage loans was also due to a 29 basis point decrease in the weighted-average yield to 4.73% for the year ended December 31, 2012 from 5.02% for the year ended December 31, 2011.

The decrease in the average yield earned during the year ended December 31, 2012 was due to lower market interest rates on mortgage products and also due to the continued mortgage refinancing activity. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the average balance of our first mortgage loans to decline during the year ended December 31, 2012.

Interest on consumer and other loans decreased $2.8 million to $12.9 million for 2012 from $15.7 million for 2011. The average balance of consumer and other loans decreased $39.0 million to $270.2 million for 2012 as compared to $309.2 million for 2011 and the average yield earned decreased 32 basis points to 4.77% as compared to 5.09% for the same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $200.6 million to $314.0 million for the year ended December 31, 2012 from $514.6 million for the year ended December 31, 2011. This decrease was due primarily to a $4.27 billion decrease in the average balance of mortgage-backed securities to $12.03 billion for 2012 from $16.30 billion for 2011. The decrease in interest income on mortgage-backed securities was also due to a 55 basis point decrease in the weighted-average yield to 2.61% for 2012 from 3.16% for 2011. The decrease in the average balance of mortgage-backed securities was due primarily to the effects of the Restructuring Transaction. The decrease in the weighted-average yield is a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this continued low interest rate environment.

For the year ended December 31, 2012, interest on investment securities decreased $89.5 million to $11.6 million from $101.1 million for the year ended December 31, 2011. This decrease was due primarily to a $2.59 billion decrease in the average balance of investment securities to $429.5 million for 2012 from $3.02 billion for 2011. The decrease in the average balance is due primarily to calls of $3.40 billion of investment securities during 2011. In addition, the average yield of investment securities decreased 64 basis points to 2.71% for 2012 from 3.35% for 2011. The decrease in the average yield earned reflects current market interest rates.

Dividends on FHLB stock decreased $15.3 million, or 39.4%, to $23.5 million for the year ended December 31, 2012 from $38.8 million for the year ended December 31, 2011. The decrease was primarily due to a $344.7 million decrease in the average balance of FHLB stock to $425.6 million for 2012 from $770.3 million for 2011. The effect of the decrease was partially offset by a 48 basis point increase in the average dividend yield earned to 5.52% for 2012 as compared to 5.04% for 2011. As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. The decrease in the average balance of FHLB stock was due primarily to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Interest on Federal funds sold and other overnight deposits amounted to $1.4 million for the year ended December 31, 2012 as compared to $4.4 million for the year ended December 31, 2011. The average balance of Federal funds sold and other overnight deposits amounted to $591.1 million for 2012 as compared to $1.67 billion for 2011. The yield earned on Federal funds sold and other overnight deposits was 0.24% for the year ended December 31, 2012 and 0.26% for the year ended December 31, 2011. The decrease in the average balance of Federal funds sold and other overnight deposits is primarily a result of the timing of the Transactions.

Interest Expense.      Total interest expense for the year ended December 31, 2012 decreased $367.6 million, or 31.0%, to $819.1 million from $1.19 billion for the year ended December 31, 2011. This decrease was primarily due to a $9.92 billion, or 21.0%, decrease in the average balance of total interest-bearing liabilities to $37.42 billion for 2012 from $47.34 billion for 2011. The decrease was also due to a 32 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 2.19% for the year ended December 31, 2012 from 2.51% for the year ended December 31, 2011. The decrease in the average balance of total interest-bearing liabilities was due primarily to an $8.91 billion decrease in the average balance of borrowings and a $1.02 billion decrease in the average balance of total deposits.

Interest expense on our time deposit accounts decreased $42.9 million to $189.3 million for 2012 from $232.2 million for 2011. The decrease in interest on time deposits was due to a 21 basis point decrease in the weighted-average cost to 1.43% for 2012 compared with 1.64% for 2011 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was also due to a $916.9 million decrease in the average balance of time deposit accounts to $13.22 billion for 2012 from $14.14 billion for 2011. The decline in the average balance of our time deposits also reflects our decision to lower deposit rates to continue our balance sheet reduction while profitable investment opportunities remain scarce in the current environment.

Interest expense on money market accounts decreased $40.4 million to $35.1 million for 2012 as compared to $75.5 million for 2011. This decrease was due to a decrease in the weighted-average cost of 49 basis points to 0.47% for 2012 compared with 0.96% for 2011. This decrease was due to a decrease in the average balance of money market accounts of $313.0 million to $7.53 billion for 2012 as compared to $7.84 billion for 2011. Interest expense on our interest-bearing transaction accounts decreased $4.1 million to $11.6 million for 2012 from $15.7 million for 2011. The decrease is due to a 25 basis point decrease in the weighted-average cost to 0.53%, partially offset by a $166.3 million increase in the average balance to $2.18 billion for 2012 as compared to $2.02 billion for 2011.

The decrease in the average cost of deposits for 2012 reflected lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction.

At December 31, 2012, time deposits scheduled to mature within one year totaled $7.64 billion with an average cost of 0.89%. These time deposits are scheduled to mature as follows: $3.12 billion with an average cost of 0.78% in the first quarter of 2013, $1.93 billion with an average cost of 0.90% in the second quarter of 2013, $1.17 billion with an average cost of 0.94% in the third quarter of 2013 and $1.42 billion with an average cost of 1.06% in the fourth quarter of 2013. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

For the year ended December 31, 2012, interest expense on borrowed funds decreased $277.8 million to $580.4 million from $858.2 million for the year ended December 31, 2011. This decrease was due to an $8.91 billion decrease in the average balance of borrowed funds to $13.57 billion for 2012 from $22.48 billion for 2011. This decrease was partially offset by a 46 basis point increase in the weighted-average cost of borrowed funds to 4.28% for 2012 as compared to 3.82% for 2011. The decrease in the average balance of borrowed funds is primarily due to the Transactions. The increase in the weighted-average cost of borrowed funds was due to the maturity of lower cost short-term borrowings that were used to fund a portion of the debt extinguishments in the Restructuring Transaction.

Borrowings amounted to $12.18 billion at December 31, 2012 with an average cost of 4.59%. There are no scheduled maturities for 2013.

At December 31, 2012, we had $4.0 billion of borrowings with put dates within one year. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. See “Liquidity and Capital Resources.”

Net Interest Income.        Net interest income decreased $127.0 million, or 12.9%, to $853.9 million for 2012 compared to $980.9 million for 2011. Our interest rate spread increased 18 basis points to 1.85% for 2012 as compared to 1.67% for 2011. Our net interest margin increased 17 basis points to 2.06% for 2012 as compared to 1.89% for 2011. The increase in our interest rate spread and net interest margin during 2012 is primarily due to Transactions. Notwithstanding the increase in interest rate spread and net interest margin, net interest income decreased reflecting the overall decrease in interest-earning assets and interest-bearing liabilities.

Provision for Loan Losses.      The provision for loan losses amounted to $95.0 million for 2012 as compared to $120.0 million for 2011. The ALL amounted to $302.3 million and $273.8 million at December 31, 2012 and 2011, respectively. The decrease in the provision for loan losses for the year ended December 31, 2012 was due primarily to the overall declining trends in net charge-offs, the stabilization of home prices and a decrease in the size of the loan portfolio. However, our allowance for loan losses increased as non-performing loans continued to increase and unemployment levels remain elevated. We have also taken into consideration the loss exposure on our loan portfolio as a result of Hurricane Sandy. We estimate that our loss exposure to these loans is less than $6.0 million. We recorded our provision for loan losses during 2012 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. The average LTV ratio of our 2012 first mortgage loan originations and our total first mortgage loan portfolio were 59.8% and 58.1%, respectively using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2012, we concluded that home values in our lending markets declined from 2011 levels, but stabilized during the latter half of 2012.

Economic conditions have improved but at a slower pace than anticipated during 2012. Home sale activity and real estate valuations improved slightly during the second half of 2012 and unemployment, while improving, remained at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $1.16 billion at December 31, 2012 as compared to $1.02 billion at December 31, 2011. Non-performing loans at December 31, 2012 included $1.15 billion of one- to four-family first mortgage loans as compared to $1.01 billion at December 31, 2011. The ratio of non-performing loans to total loans was 4.29% at December 31, 2012 compared to 3.48% at December 31, 2011. Loans delinquent 30 to 59 days amounted to $393.8 million at December 31, 2012 as compared to $427.2 million at December 31, 2011. Loans delinquent 60 to 89 days amounted to $239.3 million at December 31, 2012 as compared to $187.4 million at December 31, 2011. Foreclosed real estate amounted to $47.3 million at December 31, 2012 as compared to $40.6 million at December 31, 2011. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) increased $18.5 million to $633.1 million at December 31, 2012 from $614.6 million at December 31, 2011. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values in recent years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios at origination have helped to moderate our charge-offs.

At December 31, 2012, the ratio of the ALL to non-performing loans was 26.01% as compared to 26.77% at December 31, 2011. The ratio of the ALL to total loans was 1.12% at December 31, 2012 as compared to 0.93% at December 31, 2011. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.

We obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs amounted to $87.1 million for 2012 as compared to $97.1 million for 2011. Recoveries of amounts previously charged-off amounted to $20.7 million for 2012 as compared to $14.3 million for 2011. Write-downs and net losses on the sale of foreclosed real estate amounted to $1.9 million for 2012 as compared to $7.5 million for 2011. The results of our reappraisal process and our recent charge-off history are considered in the determination of the ALL.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at December 31, 2012, 82% of our loan portfolio and 77% of our non-performing loans were located in the New York metropolitan area. We generally obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We generally obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our estimated loss experience on our non-performing one- to four-family first mortgage loans was approximately 14.3% during 2012 as compared to 13.5% in 2011 and 13.3% in 2010.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our recent loss experience on non-performing loans, and to a lesser extent, Hurricane Sandy, and our consideration of environmental factors, we increased certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during 2012. The adjustment to our loss factors in 2012 did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

We consider the average LTV ratio of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at December 31, 2012 was approximately 58.1%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was approximately 67.5% at December 31, 2012. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 77% of our non-performing loans were located at December 31, 2012, by approximately 25% from the peak of the market in 2006 through October 2012 and by 30% nationwide during that period. For the twelve months ended September 30, 2012, home prices declined 2.3% in the New York metropolitan area and increased 3.6% nationwide. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $66.4 million for 2012 as compared to net charge-offs of $82.8 million for 2011. Net charge-offs as a percentage of average loans was 0.24% for 2012 as compared to 0.28% for 2011. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. Due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have recently affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and the time to complete a foreclosure continues to be prolonged, especially in New York and New Jersey where 70% of our non-performing loans are located. If real estate prices do not improve or decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

At December 31, 2012 and December 31, 2011, commercial and construction loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $13.4 million and $14.6 million, respectively. Based on this evaluation, we established an ALL of $1.6 million for loans classified as impaired at December 31, 2012 compared to $4.4 million at December 31, 2011. Charge-offs related to these loans amounted to $873,000 in 2012 (none in 2011).

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

Non-Interest Income.      Total non-interest income was $11.5 million for the year ended December 31, 2012 as compared to $113.9 million for the same period in 2011. Included in non-interest income for the year ended December 31, 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of $9.04 billion of securities available-for-sale. Substantially all of the proceeds from the sale of securities were used to repay borrowings as part of the Restructuring Transaction. There were no security sales for the year ended December 31, 2012.

Non-Interest Expense.      Total non-interest expense amounted to $356.6 million for the year ended December 31, 2012 as compared to $2.23 billion for the year ended December 31, 2011. Included in total non-interest expense for the year ended December 31, 2011 was a $1.90 billion loss on the extinguishment of debt related to the Transactions.

Compensation and employee benefit costs increased $16.5 million, or 14.6%, to $129.6 million for 2012 as compared to $113.1 million for 2011. The increase in compensation and employee benefit costs is primarily due to increases of $10.3 million in compensation costs, $3.2 million in health plan expense, and $2.5 million in pension expense. The increase in compensation costs is due primarily to a $5.0 million increase in incentive compensation plan expense during 2012 as compared to 2011 as well as to additional full time equivalent employees and normal salary increases. The increase in health plan expense was due primarily to additional full time equivalent employees. The increase in pension expense is due primarily to the discount rate and other actuarial assumptions used in determining pension expense. At December 31, 2012, we had 1,622 full-time equivalent employees as compared to 1,586 at December 31, 2011.

For the year ended December 31, 2012 Federal deposit insurance increased $2.7 million, or 2.24%, to $123.7 million from $121.0 million for the year ended December 31, 2011. This increase was due primarily to the new deposit assessment methodology adopted by the Federal Deposit Insurance Corporation that became effective on April 1, 2011 and which redefined the assessment base as average consolidated total assets minus average tangible equity. Previously, deposit insurance assessments were based on the amount of deposits.

Included in other non-interest expense for the year ended December 31, 2012 were write-downs and net losses on the sale of foreclosed real estate of $1.9 million as compared to $7.5 million for the comparable period in 2011. We sold 191 properties during the year of 2012 as compared to 156 properties for 2011.

For the year ended December 31, 2012, our efficiency ratio was 40.50% compared with 32.68% for the year ended December 31, 2011. The calculation of the efficiency ratio is on page 65. Our ratio of non-interest expense to average total assets for the year ended December 31, 2012 was 0.83% compared with 4.20% for the corresponding period in 2011.

Income Taxes.      Income tax expense amounted to $164.6 million for 2012 compared with income tax benefit $519.3 million for 2011. Our effective tax rate for 2012 was 39.79% compared with 41.37% for 2011. The income tax benefit for 2011 was due to the loss before income taxes of $1.26 billion.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General.        Net loss was $736.0 million for 2011, a decrease of $1.27 billion, or 237.0%, compared with net income of $537.2 million for 2010. Basic and diluted loss per common share were both $(1.49) for 2011 as compared to basic and diluted earnings per share of $1.09 for 2010. For 2011, our return on average shareholders’ equity was (14.72)%, compared with 9.66% for 2010. Our return on average assets for 2011 was (1.38)% as compared to 0.88% for 2010. The decrease in our return on average equity and assets is a result of the net loss for 2011 due primarily to the Transactions.

Interest and Dividend Income.        Total interest and dividend income for 2011 decreased $616.9 million, or 22.2%, to $2.17 billion from $2.78 billion for 2010. The decrease in total interest and dividend income was primarily due to a decrease in the average balance of total interest-earning assets of $7.47 billion, or 12.6%, to $51.80 billion for 2011 from $59.27 billion for 2010. The decrease in total interest and dividend income was also due to a decrease of 52 basis points in the weighted-average yield on total interest-earning assets to 4.18% for 2011 from 4.70% for 2010. The decrease in the average balance of total interest-earning assets was due primarily to the effects of the Transactions. The decrease in the average yield earned on our interest-earning assets reflects the elevated levels of repayments on mortgage-related assets and the calls on investment securities, and the reinvestment of those cash flows at current market interest rates.

For the year ended December 31, 2011, interest on first mortgage loans decreased $174.0 million, or 10.4%, to $1.49 billion from $1.67 billion for the year ended December 31, 2010. This was primarily due to a 29 basis point decrease in the weighted-average yield to 5.02% for 2011 from 5.31% for 2010. The decrease in interest income on mortgage loans was also due to a $1.68 billion decrease in the average balance of first mortgage loans to $29.72 billion for 2011 from $31.40 billion for 2010. Refinancing activity, which resulted in continued elevated levels of loan repayments, also had an impact on the average balance of our first mortgage loans during the year ended December 31, 2011. During the year ended December 31, 2011, existing mortgage customers, with accounts in good standing, refinanced or recast approximately $3.52 billion in mortgage loans with a weighted average rate of 5.33% to a new weighted average rate of 4.25%.

Interest on consumer and other loans decreased $2.7 million to $15.7 million for 2011 from $18.4 million for 2010. The average balance of consumer and other loans decreased $37.0 million to $309.2 million for 2011 as compared to $346.2 million for 2010 and the average yield earned decreased 23 basis points to 5.09% as compared to 5.32% for the same respective periods

Interest on mortgage-backed securities decreased $337.0 million to $514.6 million for the year ended December 31, 2011 from $851.6 million for the year ended December 31, 2010. This decrease was due primarily to a 98 basis point decrease in the weighted-average yield to 3.16% during 2011 from 4.14% for 2010. The decrease in interest income on mortgage-backed securities was also due to a $4.26 billion decrease in the average balance of mortgage-backed securities to $16.30 billion during 2011 from $20.56 billion for 2010 due primarily to the effects of the Restructuring Transaction as well as elevated levels of principal prepayments as market interest rates remained low.

The decrease in the weighted average yield on mortgage-backed securities is a result of lower yields on securities purchased during 2010 when market interest rates were lower than the yield earned on the existing portfolio. In addition, mortgage-backed securities purchased before 2010 which have higher yields, continue to repay, thus reducing the average yield on our mortgage-backed portfolio.

Interest on investment securities decreased $97.6 million to $101.1 million during 2011 as compared to $198.7 million for 2010. This decrease was due primarily to a $1.97 billion decrease in the average balance to $3.02 billion and a decrease of 63 basis points in the average yield to 3.35% for 2011 as compared to 3.98% for 2010. The decrease in the average balance was due to the calls of $3.4 billion of investment securities during 2011. The decrease in the average yield earned reflects current market interest rates.

Dividends on FHLB stock decreased $7.3 million, or 15.8%, to $38.8 million for the year ended December 31, 2011 as compared to $46.1 million for the comparable period in 2010. This decrease was due primarily to a $108.4 million decrease in the average balance of FHLB stock to $770.3 million for 2011 from $878.7 million for the same period in 2010. In addition, the average dividend yield earned decreased to 5.04% for 2011 from 5.25% for 2010. As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. The decrease in the average balance of FHLB stock was due primarily to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Interest on Federal funds sold amounted to $4.4 million for 2011 as compared to $2.6 million for 2010. The average balance of Federal funds sold amounted to $1.67 billion for 2011 as compared to $1.10 billion for the same period in 2010. The yield earned on Federal funds sold was 0.26% for 2011 and 0.24% for 2010.

The increase in the average balance of Federal funds sold for 2011 is primarily due to the timing of the extinguishment of borrowings in the Transactions relative to the timing of the receipt of the proceeds from securities sales, calls of investment securities and payments received on mortgage-related assets that were used to fund the extinguishments.

Interest Expense.      Total interest expense for 2011 decreased $407.0 million, or 25.5%, to $1.19 billion from $1.59 billion for 2010. This decrease was primarily due to a $7.06 billion, or 13.0%, decrease in the average balance of total interest-bearing liabilities to $47.34 billion for 2011 from $54.40 billion for 2010. The decrease in the average balance of total interest-bearing liabilities was primarily due to the reduction of total borrowings as part of the Transactions. The decrease in total interest expense was also due to a 42 basis point decrease in the weighted-average cost of total interest-bearing liabilities to 2.51% for 2011 compared with 2.93% for 2010.

Interest expense on our time deposit accounts decreased $59.3 million to $232.2 million for 2011 as compared to $291.5 million for 2010. This decrease was due to a $1.97 billion decrease in the average balance of time deposit accounts to $14.14 billion for 2011 from $16.11 billion for 2010 as a portion of our maturing time deposits transferred to our money market accounts. The shift to our money market accounts is due to the highly competitive rate offered on these accounts. The decrease in interest on time deposits was also due to a 17 basis point decrease in the weighted-average cost to 1.64% for 2011 compared with 1.81% for 2010 as maturing time deposits were renewed or replaced by new time deposits at lower rates.

Interest expense on money market accounts increased $20.6 million to $75.5 million for 2011 as compared to $54.9 million 2010. This increase was due to an increase in the average balance of money market accounts of $2.62 billion to $7.84 billion for 2011 as compared to $5.22 billion for 2010. This increase was partially offset by a decrease in the weighted-average cost of 9 basis points to 0.96% for 2011 compared with 1.05% for 2010. Interest expense on our interest-bearing transaction accounts decreased $8.3 million to $15.7 million for 2011 from $24.0 million for 2010. The decrease is due to a 25 basis point decrease in the weighted-average cost to 0.78%, and a $308.6 million decrease in the average balance to $2.02 billion for 2011 as compared to $2.32 billion for 2010.

The decrease in the average cost of deposits during 2011 reflected lower market interest rates and our decision in 2010 to lower deposit rates to slow deposit growth. At December 31, 2011, time deposits scheduled to mature within one year totaled $8.85 billion with an average cost of 1.24%. These time deposits are scheduled to mature as follows: $3.69 billion with an average cost of 1.15% in the first quarter of 2012, $2.10 billion with an average cost of 1.03% in the second quarter of 2012, $1.46 billion with an average cost of 1.39% in the third quarter of 2012 and $1.60 billion with an average cost of 1.55% in the fourth quarter of 2012. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

Interest expense on borrowed funds decreased $359.1 million to $858.2 million for 2011 as compared to $1.22 billion for 2010. This decrease was primarily due to a $7.43 billion decrease in the average balance of borrowed funds to $22.48 billion for 2011 from $29.91 billion for 2010. This decrease was also due to a 25 basis point decrease in the weighted-average cost of borrowed funds to 3.82% for 2011 as compared to 4.07% for 2010. The decrease in the average balance and cost of our borrowings is due to the effects of the Transactions.

Borrowings amounted to $15.08 billion at December 31, 2011 with an average cost of 3.87%. Borrowings scheduled to mature over the next 12 months are as follows: $900.0 million with an average cost of 0.98% in the first quarter of 2012, $750.0 million with an average cost of 0.74% in the second quarter of 2012 and $750.0 million with an average cost of 0.85% in the third quarter of 2012 and $500.0 million with an average cost of 0.98% in the fourth quarter of 2012.

At December 31, 2011, we had $2.68 billion of borrowings with put dates within one year as compared to $22.83 billion at December 31, 2010. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. See “Liquidity and Capital Resources.”

Net Interest Income.        Net interest income decreased $209.9 million, or 17.6%, to $980.9 million for 2011 compared to $1.19 billion for 2010. During 2011, our net interest rate spread decreased 10 basis points to 1.67% for 2011 from 1.77% for 2010. Our net interest margin decreased 12 basis points to 1.89% during 2011 from 2.01% for 2010.

The decrease in our net interest margin and net interest rate spread was primarily due to the decrease in the weighted-average yield of our interest-earning assets and the decrease in the average balance of interest-earning assets. The yields on mortgage-related assets, which account for 88.9% of the average balance of interest-earning assets for the year ended December 31, 2011, remained at near-historic lows. The low market interest rates resulted in increased refinancing activity which caused a decrease in the yield we earned on mortgage-related assets as customers refinanced to lower mortgage rates and our new loan production and asset purchases were at the current low market interest rates.

Provision for Loan Losses.     The provision for loan losses amounted to $120.0 million for 2011 as compared to $195.0 million for 2010. The ALL amounted to $273.8 million and $236.6 million at December 31, 2011 and 2010, respectively. The decrease in the provision for loan losses for the year ended December 31, 2011 was due primarily to the stabilization in early-stage delinquencies, represented by loans that are 30 to 89 days delinquent, the decrease in net charge-offs and a decrease in the size of the loan portfolio in each case relative to the year ended December 31, 2010. These factors were tempered by the continued decline in home prices, although at a slower rate than during the recent recessionary cycle, continued elevated levels of unemployment and an increase in the growth rate of non-performing loans during the second half of 2011 as compared to the first six months of 2011. We recorded our provision for loan losses during 2011 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

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

The national economy was in a recessionary cycle during 2009 and 2010 with the housing and real estate markets suffering significant losses in value. Economic conditions have improved but at a slower pace than anticipated during 2011. Home sale activity and real estate valuations remained at reduced levels during 2011 and unemployment, while improving, remained at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $1.02 billion at December 31, 2011 as compared to $871.3 million at December 31, 2010. Non-performing loans at December 31, 2011 included $1.01 billion of one- to four-family first mortgage loans as compared to $858.3 million at December 31, 2010. The ratio of non-performing loans to total loans was 3.48% at December 31, 2011 compared to 2.82% at December 31, 2010. Loans delinquent 30 to 59 days amounted to $427.2 million at December 31, 2011 as compared to $418.9 million at December 31, 2010. Loans delinquent 60 to 89 days amounted to $187.4 million at December 31, 2011 as compared to $193.2 million at December 31, 2010. Foreclosed real estate amounted to $40.6 million at December 31, 2011 as compared to $45.7 million at December 31, 2010. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) increased $2.5 million to $614.6 million at December 31, 2011 from $612.1 million at December 31, 2010. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values in recent years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios at origination have helped to moderate our charge-offs.

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

We generally obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs amounted to $97.1 million for 2011 as compared to $110.8 million for 2010. Recoveries of amounts previously charged-off amounted to $14.3 million for 2011 as compared to $12.3 million for 2010. Write-downs and net losses on the sale of foreclosed real estate amounted to $7.5 million for 2011 as compared to $2.7 million for 2010. The results of our reappraisal process and our recent charge-off history are considered in the determination of the ALL.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at December 31, 2011, 81.7% of our loan portfolio and 77.6% of our non-performing loans were located in the New York metropolitan area. We generally obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

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

Net charge-offs amounted to $82.8 million for 2011 as compared to net charge-offs of $98.5 million for 2010. Net charge-offs as a percentage of average loans was 0.28% for 2011 as compared to 0.31% for 2010. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. Due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have recently affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and our foreclosure process and timing to completion of foreclosures may be further delayed. If real estate prices do not improve or continue to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

At December 31, 2011 and December 31, 2010, commercial and construction loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $14.6 million and $16.7 million, respectively. Based on this evaluation, we established an ALL of $4.4 million for loans classified as impaired at December 31, 2011 compared to $5.1 million at December 31, 2010.

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

Non-Interest Income.      Total non-interest income was $113.9 million for the year ended December 31, 2011 as compared to $163.0 million for the same period in 2010. Included in non-interest income for the year ended December 31, 2011 were net gains on securities transactions of $102.5 million which resulted from the sale of $9.04 billion of securities available-for-sale. Substantially all of the proceeds from the sale of securities were used to repay borrowings as part of the Restructuring Transaction. Included in non-interest income for the year ended December 31, 2010 were net gains on securities transactions of $152.6 million which resulted from the sale of $3.92 billion of mortgage-backed securities available-for-sale.

Non-Interest Expense.     Total non-interest expense amounted to $2.23 billion for the year ended December 31, 2011 from $266.4 million for the year ended December 31, 2010. Included in total non-interest expense for 2011 was a $1.90 billion loss on the extinguishment of debt related to the Transactions.

Compensation and employee benefit costs decreased $20.7 million, or 15.5%, to $113.1 million for 2011 as compared to $133.8 million for 2010. This decrease is primarily due to a $21.5 million decrease in expense related to our stock benefit plans primarily as a result of the decrease in the market price of our common stock and a $929,000 decrease in compensation costs. These decreases were partially offset by a $984,000 increase in medical plan expense and an $872,000 increase in pension costs. The decrease in compensation costs is due primarily to a decrease in incentive compensation expense for 2011 partially offset by normal salary increases as well as an increase in the number of full-time equivalent employees. At December 31, 2011, we had 1,586 full-time equivalent employees as compared to 1,562 at December 31, 2010.

For the year ended December 31, 2011 Federal deposit insurance increased $65.0 million, or 116.2%, to $121.0 million from $56.0 million for the year ended December 31, 2010. This increase was due primarily to the new deposit assessment methodology adopted by the Federal Deposit Insurance Corporation that became effective on April 1, 2011 and which redefined the assessment base as average consolidated total assets minus average tangible equity. Previously, deposit insurance assessments were based on the amount of deposits.

Included in other non-interest expense for the year ended December 31, 2011 were write-downs and net losses on the sale of foreclosed real estate of $7.5 million as compared to $2.7 million for the comparable period in 2010. We sold 156 properties during the year of 2011 as compared to 71 properties for the same period in 2010.

For the year ended December 31, 2011, our efficiency ratio was 32.68% compared with 19.68% for the year ended December 31, 2010. The calculation of the efficiency ratio is on page 3 of this Annual Report. Our ratio of non-interest expense to average total assets for the year ended December 31, 2011 was 4.20% compared with 0.44% for the corresponding period in 2010.

Income Taxes.      Income tax benefit amounted to $519.3 million for 2011 compared with income tax expense $355.2 million for 2010. Our effective tax rate for 2011 was 41.37% compared with 39.80% for 2010. The income tax benefit for 2011 was due to the loss before income taxes of $1.26 billion.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at December 31:

	2012		2011
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family:
Amortizing	$21,633,889	79.85%	$23,480,909	80.05%
Interest-only	4,485,875	16.56	4,779,863	16.30
FHA/VA	687,172	2.54	734,781	2.51
Multi-family and commercial	32,259	0.12	39,634	0.14
Construction	4,669	0.02	4,929	0.02

Total first mortgage loans	26,843,864	99.09	29,040,116	99.02

Consumer and other loans
Fixed-rate second mortgages	106,239	0.39	131,597	0.45
Home equity credit lines	119,872	0.44	134,502	0.46
Other	20,904	0.08	21,130	0.07

Total consumer and other loans	247,015	0.91	287,229	0.98

Total loans	27,090,879	100.00%	29,327,345	100.00%

Deferred loan costs	97,534		83,805
Allowance for loan losses	(302,348)		(273,791)

Net loans	$26,886,065		$29,137,359

At December 31, 2012, first mortgage loans secured by one-to four-family properties accounted for 99.0% of total loans. Fixed-rate mortgage loans represent 61.1% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.

Included in our loan portfolio at December 31, 2012 are interest-only one-to four-family residential loans of approximately $4.49 billion, or 16.6%, of total loans as compared to $4.78 billion, or 16.3%, of total loans at December 31, 2011. These loans are originated as adjustable-rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the loan. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $182.2 million, or 15.7%, of non-performing loans at December 31, 2012 as compared to non-performing interest-only loans of $213.9 million, or 20.9%, of non-performing loans at December 31, 2011.

In addition to our full documentation loan program, we originate and purchase loans to certain eligible borrowers as reduced documentation loans. Generally the maximum loan amount for reduced documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for reduced documentation loans to complete a Freddie Mac/Fannie Mae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the reduced documentation processing, although delinquencies that are adequately explained will not prohibit processing as a reduced documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We are able to provide data relating to reduced documentation loans that we originate. Originated loans overall represent 75.9% of our one- to four- family first mortgage loans. As part of our wholesale loan program, we allow sellers to include reduced documentation loans in each pool of purchased mortgage loans but limit the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have a maximum LTV ratio of 60% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale reduced documentation loans on our mortgage loan system. Included in our loan portfolio at December 31, 2012 are $3.98 billion of originated amortizing reduced documentation loans and $901.0 million of originated reduced documentation interest-only loans. Non-performing loans at December 31, 2012 include $153.5 million of originated amortizing reduced documentation loans and $63.8 million of originated interest-only reduced documentation loans. Included in our loan portfolio at December 31, 2011 are $3.85 billion of originated amortizing reduced documentation loans and $956.2 million of originated reduced documentation interest-only loans. Non-performing loans at December 31, 2011 include $126.9 million of originated amortizing reduced documentation loans and $71.0 million of originated interest-only reduced documentation loans.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans at December 31:

	2012		2011
	Total loans	Non-performing Loans	Total loans	Non-performing Loans

New Jersey	43.0%	47.9%	44.7%	51.3%
New York	24.7	22.0	22.4	19.5
Connecticut	14.7	7.1	14.6	6.8

Total New York metropolitan area	82.4	77.0	81.7	77.6

Pennsylvania	4.8	1.9	4.7	1.4
Virginia	2.4	2.6	2.6	2.9
Illinois	2.0	4.6	2.3	4.7
Maryland	2.0	4.2	2.0	3.2
All others	6.4	9.7	6.7	10.2

Total Outside New York metropolitan area	17.6	23.0	18.3	22.4

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets as of the dates indicated:

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Residential first mortgage loans	$1,018,642	$914,291	$794,106	$581,786	$200,642
Multi-family and commercial mortgages	1,688	2,223	1,117	1,414	1,854
Construction loans	4,669	4,344	7,560	6,624	7,610
Consumer and other loans	7,975	4,353	4,320	1,916	626

Total non-accrual loans	1,032,974	925,211	807,103	591,740	210,732
Accruing loans delinquent 90 days or more	129,553	97,476	64,156	35,955	6,842
Total non-performing loans	1,162,527	1,022,687	871,259	627,695	217,574
Foreclosed real estate, net	47,322	40,619	45,693	16,736	15,532
Total non-performing assets	$1,209,849	$1,063,306	$916,952	$644,431	$233,106

Non-performing loans to total loans	4.29%	3.48%	2.82%	1.98%	0.74%
Non-performing assets to total assets	2.98	2.34	1.50	1.07	0.43

Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement. Restructured accruing loans totaled $107.8 million at December 31, 2012 and $55.1 million at December 31, 2011. Restructured loans included in non-performing loans totaled $107.3 million at December 31, 2012 and $11.4 million at December 31, 2011. In addition, there were no troubled debt restructurings at December 31, 2009 and 2008.

During 2011, we adopted a Loan Modification Policy that, among other things, expands the modified loan programs that were previously offered by the Bank. We began to modify loans pursuant to this policy during the first quarter of 2012, resulting in an increase in the amount of loans classified as troubled debt restructurings at December 31, 2012. We anticipate that as we continue to modify loans in the future, the amount of loans classified as troubled debt restructurings will increase. In addition, based on recent regulatory guidance, we have included in troubled debt restructurings at December 31, 2012 loans totaling $115.4 million with borrowers that have completed Chapter 7 bankruptcy.

The following table presents information regarding our non-performing residential first mortgage loans at December 31:

	2012	2011	2010	2009

	(Dollars in thousands)

Non-accrual residential first mortgage loans:
Amortizing residential first mortgage loans	$836,403	$700,429	$614,758	$499,550
Interest-only residential first mortgage loans	182,239	213,862	179,348	82,236

The following table is a comparison of our delinquent loans as of the dates indicated:

	30-59 Days		60-89 Days		90 Days or More
At December 31, 2012	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

One- to four- family first mortgages:	(Dollars in thousands)
Amortizing	805	$299,454	494	$189,205	2,521	$836,403
Interest-only	83	58,004	43	29,609	307	182,239
FHA/VA first mortgages	154	27,668	74	16,828	525	129,553
Multi-family and commercial mortgages	5	6,474	3	3,190	5	1,688
Construction loans	-	-	-	-	3	4,669
Consumer and other loans	35	2,241	9	447	71	7,975

Total	1,082	$393,841	623	$239,279	3,432	$1,162,527

Delinquent loans to total loans		1.45%		0.88%		4.29%

At December 31, 2011
One- to four- family first mortgages:
Amortizing	941	$326,284	430	$149,772	2,344	$700,429
Interest-only	76	63,360	27	27,833	209	213,862
FHA/VA first mortgages	147	30,815	40	8,774	377	97,476
Multi-family and commercial mortgages	3	1,521	1	393	4	2,223
Construction loans	-	-	-	-	4	4,344
Consumer and other loans	46	5,209	11	632	49	4,353

Total	1,213	$427,189	509	$187,404	2,987	$1,022,687

Delinquent loans to total loans		1.46%		0.64%		3.48%

Potential problem loans consist of early-stage delinquencies and troubled debt restructurings that are not included in non-accrual loans. Loans modified in a troubled debt restructuring totaled $215.1 million at December 31, 2012 of which $29.0 million were 30 to 59 days past due, $14.3 million were 60 to 89 days past due and $107.3 million were 90 days or more past due and were included in non-accrual loans. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $23.1 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during 2012 for which we ceased accruing interest. At December 31, 2011, loans modified in a troubled debt restructuring totaled $66.5 million. These loans were current at the time of their restructuring and were in compliance with the terms of their restructure agreement at December 31, 2011.

Loans that were modified in a troubled debt restructuring primarily represent loans that have been in a deferred principal payment plan for an extended period of time, generally in excess of six months, loans that have had past due amounts capitalized as part of the loan balance, loans that have a confirmed Chapter 13 bankruptcy status and other repayment plans. In addition, based on recent regulatory guidance, as of December 31, 2012 we classified $115.4 million of loans that have completed Chapter 7 bankruptcy as troubled debt restructurings. These loans are individually evaluated for impairment to determine if the carrying value of the loan is in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows.

The following table is a comparison of our troubled debt restructurings by class modified during the year ended December 31:

	2012			2011
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(In thousands)

Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	633	$224,798	$197,392	146	$57,336	$53,831
Interest-only	15	8,593	8,652	9	4,970	4,799
Multi-family and commercial mortgages	2	7,038	7,038	2	7,911	7,911
Construction loans	16	2,011	2,009	-	-	-

Total	666	$242,440	$215,091	157	$70,217	$66,541

Foreclosed real estate amounted to $47.3 million at December 31, 2012 as compared to $40.6 million at December 31, 2011. During 2012, we sold 191 properties as compared to 156 properties during 2011. Writedowns and net losses on the sale of foreclosed real estate amounted to $1.9 million in 2012 as compared to $7.5 million in 2011.

Allowance for Loan Losses

The following table presents the activity in our ALL at or for the dates indicated:

	For the Year Ended December 31,

	2012	2011	2010

	(Dollars in thousands)

Balance at beginning of period	$273,791	$236,574	$140,074

Provision for loan losses	95,000	120,000	195,000
Charge-offs:
First mortgage loans	(86,636)	(96,714)	(110,669)
Consumer and other loans	(464)	(382)	(102)

Total charge-offs	(87,100)	(97,096)	(110,771)
Recoveries	20,657	14,313	12,271

Net charge-offs	(66,443)	(82,783)	(98,500)

Balance at end of period	$302,348	$273,791	$236,574

Allowance for loan losses to total loans	1.12%	0.93%	0.77%
Allowance for loan losses to non-performing loans	26.01	26.77	27.15
Net charge-offs as a percentage of average loans	0.24	0.28	0.31

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated:

	At December 31, 2012		At December 31, 2011
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)

First mortgage loans:
One- to four-family	$295,096	98.95%	$264,922	98.86%
Other first mortgages	3,053	0.14	5,116	0.16

Total first mortgage loans	298,149	99.09	270,038	99.02

Consumer and other loans	4,199	0.91	3,753	0.98

Total allowance for loan losses	$302,348	100.00%	$273,791	100.00%

Investments

We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by GSEs. These securities account for substantially all of our securities. We do not purchase unrated or private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans. During 2012, we purchased $407.8 million of investment-grade corporate bonds.

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

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $5.04 billion and purchased $28.7 million of loans during 2012 as compared to originations of $4.93 billion and purchases of $344.8 million during 2011. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession. As a result, the sellers from whom we have historically purchased loans are originating loans at lower rates than we would accept, selling many of their loans to the GSEs or retaining these loans in their own portfolios. We expect that the amount of loan purchases will continue to be at reduced levels for the near-term. Principal repayments on loans amounted to $7.13 billion for 2012 as compared to $6.71 billion for 2011. Elevated levels of refinancing activity caused by low market interest rates have caused increased levels of repayments to continue during 2012. At December 31, 2012, commitments to originate and purchase mortgage loans amounted to $433.1 million and $140,000, respectively, as compared to $437.9 million and $140,000, respectively, at December 31, 2011.

Purchases of mortgage-backed securities during 2012 were $1.47 billion as compared to $3.05 billion during 2011. Principal repayments on mortgage-backed securities amounted to $3.69 billion for 2012 as compared to $4.60 billion for 2011. The decrease in principal repayments was due primarily to a reduction in the size of our mortgage-backed securities portfolio as a result of the Restructuring Transaction. We sold $8.96 billion of mortgage-backed securities during 2011, resulting in a gain of $100.0 million. Substantially all of the proceeds from the sales of mortgage-backed securities were used to repay borrowings as part of the Restructuring Transaction. There were no sales of mortgage-backed securities during 2012.

During 2012, purchases of investment securities consisted of the purchase of corporate bonds in the amount of $407.8 million. We did not purchase any investment securities during 2011. There were $500.0 million of calls of investment securities during 2012 as compared to $3.40 billion for 2011. There were no sales of investment securities during 2012. We sold $80.0 million of investment securities during 2011 resulting in a gain of $2.5 million.

At December 31, 2012, we had mortgage-backed securities and investment securities with an amortized cost of $8.67 billion that were used as collateral for securities sold under agreements to repurchase and at that date we had $2.61 billion of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During 2012, we had net redemptions of $154.1 million of FHLB common stock. During 2011, we had net redemptions of $361.4 million of FHLB common stock. The redemptions in 2012 and 2011 were due to a decrease in the amount of borrowings we had with the FHLB.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $2.02 billion during 2012 as compared to an increase of $334.6 million for 2011. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We lowered our deposit rates during 2012 to continue our balance sheet reduction while profitable investment opportunities remain scarce in the current environment since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve. At December 31, 2012, time deposits scheduled to mature within one year totaled $7.64 billion with an average cost of 0.89%. These time deposits are scheduled to mature as follows: $3.12 billion with an average cost of 0.78% in the first quarter of 2013, $1.93 billion with an average cost of 0.90% in the second quarter of 2013, $1.17 billion with an average cost of 0.94% in the third quarter of 2013 and $1.42 billion with an average cost of 1.06% in the fourth quarter of 2013. We anticipate that we will have sufficient resources to meet this current funding commitment. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing interest rate.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. During 2011 we completed the Transactions which reduced our reliance on structured putable borrowings for funding purposes and as part of our overall interest rate risk strategy. The Transactions have improved our overall liquidity position by significantly reducing our reliance on structured putable borrowings. Structured putable borrowings with put dates within one year amounted to $4.0 billion at December 31, 2012 as compared to $2.68 billion at December 31, 2011. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. At December 31, 2012 we had a concentration of borrowings with a single counterparty with $6.03 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

Our remaining borrowings are fixed-rate, fixed maturity borrowings of $4.25 billion with a weighted-average rate of 4.81%. There are no scheduled maturities within the next twelve months.

Our liquidity management process is structured to meet our daily funding needs and cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.

Cash dividends paid during 2012 were $158.8 million. We have not purchased any of our common shares during the year ended December 31, 2012 pursuant to our repurchase programs. At December 31, 2012, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. At December 31, 2012, Hudson City Bancorp had total cash and due from banks of $136.0 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

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

At December 31, 2012, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 10.09%, 10.09% and 21.59%, respectively. We have agreed in the Bank MOU not to materially deviate from our capital plan without regulatory approval.

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

The following table summarizes contractual obligations of Hudson City by contractual payment period, as of December 31, 2012:

	Payments Due By Period

Contractual Obligation	Total	Less Than One Year	One Year to Three Years	Three Years to Five Years	More Than Five Years

	(In thousands)

Mortgage loan originations	$433,088	$433,088	$-	$-	$-
Mortgage loan purchases	140	140	-	-	-
Repayment of borrowed funds	12,175,000	-	75,000	6,400,000	5,700,000
Operating leases	149,453	10,484	20,867	19,910	98,192

Total	$12,757,681	$443,712	$95,867	$6,419,910	$5,798,192

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, overdraft and commercial/construction lines of credit, which do not have fixed expiration dates, of approximately $159.0 million, $3.1 million, and $2.6 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.

Recent Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that an entity report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendment does require that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We do not expect this ASU will have a material impact on our financial condition, results of operations or financial statement disclosures.

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

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements of Hudson City Bancorp have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

Critical Accounting Policies

We have identified the accounting policies below as critical to understanding our financial results. In addition, Note 2 to the Audited Consolidated Financial Statements contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the ALL, the measurement of stock-based compensation expense, the impairment of securities, the impairment of goodwill and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at December 31, 2012. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2012. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At December 31, 2012, approximately 82% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Virginia, Illinois and Maryland, accounted for 5%, 2%, 2%, and 2%, respectively of total loans. The remaining 7% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a continuing decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during 2012. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards in accordance with ASC 718-10. We have made annual grants of performance-based stock options and stock unit awards that vest if certain financial performance measures are met. In accordance with ASC 718-10-30-6, we assess the probability of achieving these financial performance measures and recognize the cost of these performance-based grants if it is probable that the financial performance measures will be met. This probability assessment is subjective in nature and may change over the assessment period for the performance measures. We made grants of stock units in 2012 for which the sizes of the awards depend in part on market conditions based on the performance of our common stock. In accordance with ASC 718-10-30-15, we include the impact of these market conditions when estimating the grant date fair value of the awards. In accordance with ASC 718-10-55-61, we recognize compensation cost for these awards if service conditions are satisfied, even if the market condition is not satisfied.

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

We provide our actuary with certain rate assumptions used in measuring our benefit obligation. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow/yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s bond indices, for reasonableness. For our pension plan, a discount rate of 4.75% was selected for the December 31, 2012 measurement date and the 2012 expense calculation.

For our pension plan, we also assumed an annual rate of salary increase of 4.00% for future periods. This rate is corresponding to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.25% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was 11.4% for 2012 and 0.21% for 2011. There can be no assurances with respect to actual return on plan assets in the future. We continually review and evaluate all actuarial assumptions affecting the pension plan, including assumed return on assets.

For our post-retirement benefit plan, a discount rate of 4.00% was used for the December 31, 2012 measurement date and 4.55% was used for the 2012 expense calculation. The assumed health care cost trend rate used to measure the expected cost of other benefits for 2012 was 8.0%. The rate was assumed to decrease gradually to 4.75% for 2021 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level.

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

Substantially all of our securities portfolio is comprised of mortgage-backed securities and debt securities issued by GSEs. The fair value of these securities is primarily impacted by changes in interest rates and prepayment speeds. At December 31, 2012, we had $407.8 million of corporate bonds which were purchased during 2012. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.

Accounting guidance requires an entity to assess whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recognized in earnings. As part of that assessment, the entity must determine its intent and ability to hold the security. If the entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. In addition, an other-than-temporary impairment shall be considered to have occurred if it is more likely than not that it will be required to sell the security before recovery of its amortized cost.

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during 2012.

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

We performed our annual goodwill impairment analysis as of June 30, 2012. We also perform interim impairment reviews if an event or circumstances occur which may indicate that the fair value of the Company is less than the Company’s book value. The Company announced the Merger in the third quarter of 2012. The merger price based on the closing price of M&T’s Common Stock on August 24, 2012, the last trading day before the announcement of the Merger and based on the average of M&T’s Common Stock from the announcement date to September 30, 2012, was $7.22 and $8.00, respectively or a fair value of $3.81 billion for the Company based on the merger price and shares outstanding on August 27, 2012. Since this amount is less than the reported amount of shareholders’ equity, we re-assessed goodwill for impairment at September 30, 2012 by performing Step 2 of the goodwill impairment test.

For Step 2 of the goodwill impairment test, we compared the fair value of the Company as determined by the Merger price with the fair value of the assets and liabilities of the Company to calculate an implied goodwill. Based on our Step 2 analysis, the implied goodwill of the Company exceeded the carrying value of goodwill. The results of the Step 2 analysis are highly sensitive to the measurement of the fair value of the Company’s assets and liabilities.

Based on the results of the goodwill impairment analyses we completed in 2012, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2012. The estimation of the fair value of the Company requires the use of estimates and assumptions that results in a greater degree of uncertainty. In addition, the estimated fair value of the Company is based on, among other things, the market price of our common stock as calculated per the terms of the merger. As a result of the current volatility in market and economic conditions, these estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of our interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2012 and did not have any such hedging transactions in place at December 31, 2012. Our loan and mortgage-backed securities portfolios, which comprise 93.4% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the recent pressure on housing prices. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known or potential losses.

Management of Interest Rate Risk

The primary objectives of our interest rate risk management strategy are to:

—	evaluate the interest rate risk inherent in our balance sheet;

—	determine the appropriate level of interest rate risk given our business plan, the current economic environment and our capital and liquidity requirements; and

—	manage interest rate risk in a manner consistent with the approved guidelines and policies set by our Board of Directors.

We seek to manage our asset/liability mix to help minimize the impact that interest rate fluctuations may have on our earnings and capital. To achieve the objectives of managing interest rate risk, our Asset/Liability Committee meets regularly to discuss and monitor the market interest rate environment compared to interest rates that are offered on our products. This committee consists of the Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer, the Chief Risk Officer and other senior officers of the Company. The Asset/Liability Committee presents reports to the Enterprise Risk Management Committee at its regular meetings.

Historically, our lending activities have emphasized one- to four-family fixed-rate first mortgage loans, while purchasing variable-rate or hybrid mortgage-backed securities to diversify our predominantly fixed-rate loan portfolio. The current prevailing interest rate environment and the desires of our customers have resulted in a demand for longer-term hybrid and fixed-rate mortgage loans. These fixed-rate interest earning assets may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and our remaining putable borrowed funds. In the past several years, we have attempted to originate and purchase a larger percentage of variable-rate mortgage-related assets in order to better manage our interest rate risk. Variable-rate mortgage-related assets include those loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. These variable-rate instruments are more rate-sensitive, given the potential interest rate adjustment, than the long-term fixed-rate loans that we have traditionally held in our portfolio. Growth in variable-rate mortgage-related assets would help reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned on the mortgage loan will increase as prevailing market rates increase. However, this strategy to originate a higher percentage of variable-rate instruments may have an initial adverse impact on our net interest income and net interest margin in the short-term, as variable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments.

Variable-rate/hybrid products constituted 39% of originated- and purchased- loans and 86% of mortgage-backed securities made during 2012. In the aggregate, 52.8% of our mortgage-related assets were variable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 47.2% as of December 31, 2012 compared with 50.7% as of December 31, 2011. The decrease in this ratio was primarily due to increased variable-rate loan origination and principal pay-down on purchased and originated fixed rate loans. However, included in the variable-rate/hybrid total are mortgage-related assets whose contractual next rate change date is over five years. If these instruments were classified as fixed-rate, the percentage of fixed-rate mortgage-related assets to total mortgage-related assets would be 61% as of December 31, 2012. Overall, our percentage of fixed-rate interest-earning assets to total interest-earning assets was 44.2% at December 31, 2012 compared with 48.5% as of December 31, 2011.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $9.88 billion of non-maturity deposits and $7.64 billion of time deposits scheduled to mature within the next 12 months. Of the $9.88 billion in non-maturity deposits, $6.63 billion are in money market demand accounts, which is a decrease of $1.82 billion from December 31, 2011.

The borrowings have generally had longer-terms to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk. The amount and mix of borrowings on our balance sheet as of the year ended December 31, 2012 is contrasted with that of the year ended December 31, 2011 in the table below.

	2012	2011
	(In thousands)
Structured borrowings:
Quarterly put option	$3,325,000	$3,325,000
One-time put option	4,600,000	4,600,000

	7,925,000	7,925,000

Fixed-rate/fixed-maturity borrowings	4,250,000	7,150,000

Total borrowed funds	$12,175,000	$15,075,000

As the above table indicates, a majority of our borrowed funds are putable at the discretion of the issuer after an initial no-put period. As a result, if interest rates were to decrease, or stay at current levels, these borrowings would probably not be put back to us and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, these borrowings would likely be put back to us at their next put date and our cost to replace these borrowings would increase.

Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. As a result, many of our quarterly putable borrowings have become putable within three months. Of the $12.18 billion reported, $2.68 billion, with a weighted average rate of 4.40%, could be put back to the Company during any three-month period. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 300 basis points.

The $4.60 billion of one-time putable borrowings, with a weighted average rate of 4.52%, were placed on the balance sheet as a result of modifying previously existing quarterly putable borrowings into one-time putable borrowings. The next put option for any of this type of borrowing will be September 2013.

There are $4.25 billion of fixed-rate/fixed-maturity borrowings with a weighted average rate of 4.81%. None of these borrowings are schedule to mature before 2015.

The difference between rates on the yield curve, or the shape of the yield curve, impacts our net interest income. The FOMC noted that economic activity and employment have continued to expand at a moderate pace in recent months, apart from weather-related disruptions, although the unemployment rate remains elevated. The FOMC noted that while the housing sector and household spending continue to show signs of improvement, growth in business fixed investment has slowed. The national unemployment rate was 7.8% in December 2012, a decline from an 8.5% unemployment rate in December 2011. The FOMC decided to maintain the overnight lending rate at zero to 0.25% during the fourth quarter of 2012 and stated that exceptionally low levels for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%. Previously, the FOMC stated that these levels for the federal funds rate are likely to be warranted at least through mid-2015. As a result, market interest rates have remained at low levels, and consequently, the yields on our mortgage-related assets have continued to decrease during 2012.

The FOMC decided to expand its accommodative monetary policy by purchasing an additional $40.0 billion of agency mortgage-backed securities per month to ensure that inflation is at the rate most consistent with its dual mandate regarding both inflation and unemployment. In addition, during 2013 the Federal Reserve will purchase longer-term Treasury securities initially at a pace of $45.0 billion per month. This follows the completion of “Operation Twist” at the end of 2012. These programs will continue to put downward pressure on longer-term interest rates.

As a result, both short-term and long-term market interest rates have remained at low levels or decreased during 2012, with the long-term rates decreasing more than short-term rates thus flattening the market yield curve. The current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of funds, and has also allowed us to price medium-term time deposits (2-5 year maturities) at lower rates and extend the weighted-average remaining maturity on this portfolio. However, the overall lower longer-term market interest rates resulted in lower rates on our primary investments of mortgage loans and mortgage-backed securities. In addition, the low market interest rates resulted in accelerated prepayment speeds on these assets as customers sought to refinance their current debt to the lower market rates.

Due to our investment and financing decisions, the more positive the slope of the yield curve the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-

earning assets at a wider spread to the cost of interest-bearing liabilities. During 2012 a more stable short-term rate environment as compared to a declining long-term rate environment, resulted in a flatter market yield curve.

Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have remained at elevated levels during 2012. Accordingly, we have used relatively high levels of prepayment activity in our interest rate risk modeling presented below.

The low levels of interest rates that prevailed during 2012 also spurred the call of a single U.S. Agency callable security, par value of $500.0 million.

On the liability-side, our borrowings have traditionally consisted of structured putable borrowings with ten year final maturities and initial non-put periods of one to five years. The likelihood of a borrowing being put back is directly related to the current market interest rates, meaning the higher that interest rates move, the more likely the borrowing would be put back. The level of put activity generally affects the cost of our borrowed funds, as the put of a borrowing would generally necessitate the re-borrowing of the funds or deposit growth at the higher current market interest rates. During 2012 we experienced no put activity on our borrowed funds due to the continued low levels of market interest rates. We do not believe a significant amount of these borrowings will be put back to us unless rates increase in excess of 300 basis points.

In 2012, the Bank choose to not to replace the short-term borrowings as they matured. The Company used cash flows from mortgage-related assets which reduced the size of the balance sheet.

Interest Rate Risk Modeling

Simulation Model.      We use our internal simulation models as our primary means to calculate and monitor the interest rate risk inherent in our portfolio. These models report changes to net interest income and the net present value of equity in different interest rate environments, assuming either an incremental or instantaneous and permanent parallel interest rate shock, as applicable, to all interest rate-sensitive assets and liabilities. We assume maturing or called instruments are reinvested into like product, with the rate earned or paid reset to our currently offered rate for loans and deposits, or the current market rate for securities and borrowed funds. We have not reported the minus 200 or minus 300 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historical interest rate levels, the resulting information would not be meaningful.

Net Interest Income.       As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months ending December 31, 2012 assuming either incremental or instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

Change in	Percent Change in Net Interest Income
Interest Rates	Incremental Change	Instantaneous Change
(Basis points)

300	(1.32)%	(13.10)%
200	(0.69)	(6.40)
100	(0.32)	(1.76)
50	(0.17)	(0.27)
(50)	(1.14)	(2.16)
(100)	(2.01)	(8.16)

Of note in the positive shock scenarios:

—     the longer-term putable borrowings do not affect net interest income due to the lack of puts on the putable borrowings in this low current market interest rates and the fixed-rate/fixed-maturity borrowings do not significantly affect net interest income since a majority of these borrowings do not mature over the next 12 months, and

—     the increase in income from total interest-earning assets is in effect offset by the increase in deposit and short-term borrowing expense.

Of note in the negative shock scenarios:

—     the decrease in net interest income in the instantaneous shock analysis is due to the accelerated prepayment speeds on our mortgage-related assets and the re-investment of the proceeds into lower yielding instruments, and

—     the decrease is also due to the lack of change in the cost of the $7.93 billion of putable borrowed funds, as they will not be put back in the lower interest rate environment and will persist to maturity.

Net Present Value of Equity.      We also monitor our interest rate risk by monitoring changes in the net present value of equity in the different rate environments. The net present value of equity is the difference between the estimated fair value of interest rate-sensitive assets and liabilities. The changes in the fair value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. Their values are derived from the characteristics of the asset or liability (i.e., fixed-rate, adjustable-rate, caps, and floors) relative to the current interest rate environment. For example, in a rising interest rate environment, the fair market value of a fixed-rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the fair value of assets will increase the present value of equity whereas decreases in the market value of assets will decrease the present value of equity. Conversely, increases in the fair value of liabilities will decrease the present value of equity whereas decreases in the fair value of liabilities will increase the present value of equity.

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at December 31, 2012. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.0% and a minimum present value ratio of 5.50% in the plus 200 basis point interest rate shock scenario.

Change in Interest Rates	Present Value Ratio	Basis Point Change

(Basis points)
300	6.53%	(227)
200	8.24	(56)
100	8.98	18
50	9.00	20
0	8.80	-
(50)	8.37	(43)
(100)	7.79	(101)

Of note in the positive shock scenarios:

—     the relative stability of our net present value ratios reflects the current low interest rate environment and the fact that (1) our putable borrowings will not be put back to us until a rate change in excess of 300 basis points and (2) we have a larger percent of the borrowings in fixed-rate/fixed-maturity instruments, which allows the price of the borrowings to move in a similar manner as the price moves of our interest-earning assets, and

—     our deposits, as they are relatively short-term in nature, do not have significant price changes in the shock scenarios.

Of note in the negative shock scenarios:

—     the decrease in the present value ratio in the negative basis point changes was primarily due to higher pricing of our putable borrowed funds as the structures will increase in duration, and

—     the value of our mortgage-related assets will remain closer to par than the borrowings as the prepayment speeds increase thus shortening the duration of these portfolios.

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

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year, or at their contractual maturity date or next interest rate step-up date, as applicable. We reported $39.0 million of investment securities at their anticipated call date. We have reported no borrowings at their anticipated put date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $1.02 billion and non-accrual other loans of $8.0 million from the table.

	At December 31, 2012

				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total

	(Dollars in thousands)

Interest-earning assets:
First mortgage loans	$3,381,465	$3,389,083	$4,619,439	$3,769,968	$4,356,226	$6,302,622	$25,818,803
Consumer and other loans	102,528	2,846	9,967	22,531	7,704	93,526	239,102
Federal funds sold	656,926	-	-	-	-	-	656,926
Mortgage-backed securities	3,427,303	1,381,142	1,699,209	2,547,683	1,311,721	650,441	11,017,499
FHLB stock	356,467	-	-	-	-	-	356,467
Investment securities	7,467	-	-	-	459,601	-	467,068

Total interest-earning assets	7,932,156	4,773,071	6,328,615	6,340,182	6,135,252	7,046,589	38,555,865

Interest-bearing liabilities:
Savings accounts	56,892	56,892	100,509	88,182	146,022	499,697	948,194
Interest-bearing demand accounts	220,635	220,636	322,311	265,556	399,668	871,339	2,300,145
Money market accounts	899,507	899,507	1,297,560	938,892	1,178,199	1,420,643	6,634,308
Time deposits	5,048,444	2,587,025	2,691,255	1,483,036	1,141,585	-	12,951,345
Borrowed funds	-	-	-	75,000	6,400,000	5,700,000	12,175,000

Total interest-bearing liabilities	6,225,478	3,764,060	4,411,635	2,850,666	9,265,474	8,491,679	35,008,992

Interest rate sensitivity gap	$1,706,678	$1,009,011	$1,916,980	$3,489,516	$(3,130,222)	$(1,445,090)	$3,546,873

Cumulative interest rate sensitivity gap	$1,706,678	$2,715,689	$4,632,669	$8,122,185	$4,991,963	$3,546,873

Cumulative interest rate sensitivity gap as a percent of total assets	4.20%	6.69%	11.41%	20.01%	12.30%	8.74%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	127.41%	127.19%	132.17%	147.08%	118.83%	110.13%

Of note regarding the GAP analysis:

—	we have no borrowings maturing within the next 24 months; and
—	we have experienced elevated levels of prepayment activity on our mortgage-related assets as interest rates have continued to decrease over the year.

Of note in comparison to December 31, 2011:

—	the cumulative one-year gap as a percent of total assets was positive 6.69% at December 31, 2012 vs. 7.33% at December 31, 2011;
—	during 2012, $2.9 billion of borrowings matured and were not replaced; and
—	deposits also declined during 2012, by $2.1 billion.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hudson City Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hudson City Bancorp, Inc.:

We have audited the internal control over financial reporting of Hudson City Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hudson City Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
February 28, 2013

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2012	2011

	(In thousands, except share and per share amounts)
Assets:
Cash and due from banks	$171,042	$194,029
Federal funds sold	656,926	560,051

Total cash and cash equivalents	827,968	754,080
Securities available for sale:
Mortgage-backed securities	8,040,742	9,170,390
Investment securities	428,057	7,368
Securities held to maturity:
Mortgage-backed securities (fair value of $3,172,492 and $4,368,423 at December 31, 2012 and 2011, respectively)	2,976,757	4,115,523
Investment securities (fair value of $45,592 and $545,761 at December 31, 2012 and 2011, respectively)	39,011	539,011

Total securities	11,484,567	13,832,292
Loans	27,090,879	29,327,345
Deferred loan costs	97,534	83,805
Allowance for loan losses	(302,348)	(273,791)

Net loans	26,886,065	29,137,359
Federal Home Loan Bank of New York stock	356,467	510,564
Foreclosed real estate, net	47,322	40,619
Accrued interest receivable	87,075	129,088
Banking premises and equipment, net	74,912	70,610
Goodwill	152,109	152,109
Other assets	679,856	729,164

Total Assets	$40,596,341	$45,355,885

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$22,833,992	$24,903,311
Noninterest-bearing	649,925	604,449

Total deposits	23,483,917	25,507,760
Repurchase agreements	6,950,000	6,950,000
Federal Home Loan Bank of New York advances	5,225,000	8,125,000

Total borrowed funds	12,175,000	15,075,000
Accrued expenses and other liabilities	237,616	212,685

Total liabilities	35,896,533	40,795,445

Commitments and Contingencies (Notes 1, 7, 10 and 15)
Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 528,211,462 and 527,571,496 shares outstanding at December 31, 2012 and 2011, respectively	7,415	7,415
Additional paid-in capital	4,730,105	4,720,890
Retained earnings	1,798,430	1,709,821
Treasury stock, at cost; 213,255,093 and 213,895,059 shares at December 31, 2012 and 2011, respectively	(1,713,895)	(1,719,114)
Unallocated common stock held by the employee stock ownership plan	(192,217)	(198,223)
Accumulated other comprehensive income, net of tax	69,970	39,651

Total shareholders’ equity	4,699,808	4,560,440

Total Liabilities and Shareholders’ Equity	$40,596,341	$45,355,885

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended December 31,

	2012	2011	2010

	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$1,309,568	$1,492,989	$1,667,027
Consumer and other loans	12,887	15,740	18,409
Mortgage-backed securities held to maturity	127,861	213,211	356,023
Mortgage-backed securities available for sale	186,174	301,349	495,572
Investment securities held to maturity	3,488	100,196	179,632
Investment securities available for sale	8,148	940	19,112
Dividends on Federal Home Loan Bank of New York stock	23,470	38,820	46,107
Federal funds sold	1,443	4,392	2,614

Total interest and dividend income	1,673,039	2,167,637	2,784,496

Interest Expense:
Deposits	238,684	328,514	376,347
Borrowed funds	580,432	858,189	1,217,322

Total interest expense	819,116	1,186,703	1,593,669

Net interest income	853,923	980,934	1,190,827

Provision for Loan Losses	95,000	120,000	195,000

Net interest income after provision for loan losses	758,923	860,934	995,827

Non-Interest Income:
Service charges and other income	11,461	11,449	10,369
Gains on securities transactions	-	102,468	152,625

Total non-interest income	11,461	113,917	162,994

Non-Interest Expense:
Compensation and employee benefits	129,644	113,129	133,803
Net occupancy expense	34,270	33,830	32,689
Federal deposit insurance assessment	123,695	120,981	55,957
Loss on extinguishment of debt	-	1,900,591	-
Other expense	68,993	61,629	43,939

Total non-interest expense	356,602	2,230,160	266,388

Income (loss) before income tax expense (benefit)	413,782	(1,255,309)	892,433

Income Tax Expense (Benefit)	164,639	(519,320)	355,227

Net income (loss)	$249,143	$(735,989)	$537,206

Basic Earnings (Loss) Per Share	$0.50	$(1.49)	$1.09

Diluted Earnings (Loss) Per Share	$0.50	$(1.49)	$1.09

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,

	2012	2011	2010

	(In thousands)

Net income (loss)	$249,143	$(735,989)	$537,206
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains on securities available for sale arising during the year, net of tax expense of $21,863 for 2012, $23,628 for 2011 and $1,236 for 2010	33,290	33,913	1,790
Reclassification adjustment for gains included in net income (loss), net of tax expense of $0 for 2012, $41,858 for 2011 and $62,347 for 2010	-	(61,942)	(90,278)
Postretirement benefit pension plans:
Amortization of net loss arising during period, net of tax benefit of $1,559 for 2012, $11,807 for 2011 and $6,847 for 2010	(2,257)	(17,005)	(9,914)
Amortization or prior service cost included in net periodic pension cost, net of tax benefit of $494 for 2012, $498 in 2011 and $501 for 2010	(714)	(721)	(725)

Other comprehensive income (loss)	30,319	(45,755)	(99,127)

Total comprehensive income (loss)	$279,462	$(781,744)	$438,079

See accompanying notes to the consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December 31,

	2012	2011	2010

	(In thousands, except per share amounts)

Common Stock	$7,415	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,720,890	4,705,255	4,683,414
Stock option plan expense	7,924	8,251	11,138
Tax benefit from stock plans	436	2,029	810
Allocation of ESOP stock	835	1,877	6,239
RRP stock granted	-	-	(145)
Vesting of RRP stock	20	3,478	3,799

Balance at end of year	4,730,105	4,720,890	4,705,255

Retained Earnings:
Balance at beginning of year	1,709,821	2,642,338	2,401,606
Net income (loss)	249,143	(735,989)	537,206
Dividends paid on common stock ($0.32, $0.39, and $0.60 per share, respectively)	(158,793)	(192,698)	(295,757)
Exercise of stock options	(1,741)	(3,830)	(717)

Balance at end of year	1,798,430	1,709,821	2,642,338

Treasury Stock:
Balance at beginning of year	(1,719,114)	(1,725,946)	(1,727,579)
Purchase of common stock	(427)	(163)	(464)
Exercise of stock options	5,646	6,995	1,952
RRP stock granted	-	-	145

Balance at end of year	(1,713,895)	(1,719,114)	(1,725,946)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(198,223)	(204,230)	(210,237)
Allocation of ESOP stock	6,006	6,007	6,007

Balance at end of year	(192,217)	(198,223)	(204,230)

Accumulated other comprehensive income (loss):
Balance at beginning of year	39,651	85,406	184,533
Other comprehensive income (loss), net of tax	30,319	(45,755)	(99,127)

Balance at end of year	69,970	39,651	85,406

Total Shareholders’ Equity	$4,699,808	$4,560,440	$5,510,238

See accompanying notes to the consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2012	2011	2010

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$249,143	$(735,989)	$537,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	125,020	116,148	116,696
Provision for loan losses	95,000	120,000	195,000
Gains on securities transactions, net	-	(102,468)	(152,625)
Loss on extinguishment of debt	-	1,900,591	-
Share-based compensation, including committed ESOP shares	14,785	19,613	27,183
Deferred tax benefit (expense)	55,582	(172,002)	(55,803)
Decrease in accrued interest receivable	42,013	116,458	58,545
(Increase) decrease in other assets	(33,222)	(268,781)	34,507
Increase (decrease) in accrued expenses and other liabilities	24,931	(56,785)	(5,627)

Net Cash Provided by Operating Activities	573,252	936,785	755,082

Cash Flows from Investing Activities:
Originations of loans	(5,035,170)	(4,926,325)	(5,826,008)
Purchases of loans	(28,742)	(344,766)	(764,335)
Payments received on loans	7,131,786	6,708,554	7,261,911
Principal collection of mortgage-backed securities held to maturity	1,133,484	1,808,661	4,198,619
Purchases of mortgage-backed securities held to maturity	-	-	(172,434)
Principal collection of mortgage-backed securities available for sale	2,560,457	2,791,747	4,167,652
Proceeds from sales of mortgage-backed securities available for sale	-	9,064,378	4,070,045
Purchases of mortgage-backed securities available for sale	(1,473,244)	(3,591,346)	(14,776,371)
Proceeds from maturities and calls of investment securities held to maturity	500,000	3,400,000	6,049,235
Purchases of investment securities held to maturity	-	-	(5,902,176)
Proceeds from maturities and calls of investment securities available for sale	-	-	1,025,000
Proceeds from sales of investment securities available for sale	-	82,475	-
Purchases of investment securities available for sale	(407,832)	-	-
Purchases of Federal Home Loan Bank of New York stock	(24,750)	(16,624)	(8,422)
Redemption of Federal Home Loan Bank of New York stock	178,847	378,000	11,250
Purchases of premises and equipment, net	(12,529)	(9,608)	(8,031)
Net proceeds from sale of foreclosed real estate	57,051	56,376	26,277

Net Cash Provided by (Used in) Investing Activities	4,579,358	15,401,522	(647,788)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(2,023,843)	334,634	595,078
Proceeds from borrowed funds	550,000	6,500,000	-
Principal payments on borrowed funds	(3,450,000)	(22,900,591)	(300,000)
Dividends paid	(158,793)	(192,698)	(295,757)
Purchases of treasury stock	(427)	(163)	(464)
Exercise of stock options	3,905	3,165	1,235
Tax benefit from stock plans	436	2,029	810

Net Cash (Used in) Provided by Financing Activities	(5,078,722)	(16,253,624)	902

Net Increase in Cash and Cash Equivalents	73,888	84,683	108,196
Cash and Cash Equivalents at Beginning of Year	754,080	669,397	561,201

Cash and Cash Equivalents at End of Year	$827,968	$754,080	$669,397

Supplemental Disclosures of cash flow information:
Interest paid	$822,493	$1,272,778	$1,586,485

Loans transferred to foreclosed real estate	$87,787	$75,422	$73,132

Income taxes paid	$126,755	$20,762	$448,983

Supplemental Disclosures of non-cash investing and financing activities:
Adjustment for Net Claim related to Lehman Brothers, Inc.
Reduction of mortgage-backed securities	$-	$114,005	$-

Reduction of borrowed funds	$-	$100,000	$-

See accompanying notes to the consolidated financial statements

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

On August 27, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with M&T and WTC. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Hudson City will merge with and into WTC, with WTC continuing as the surviving entity (the “Merger”).

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

Completion of the Merger is subject to various conditions, including, among others, (a) approval by Hudson City shareholders of the Merger Agreement, (b) approval by M&T shareholders of the issuance in the Merger of shares of M&T Common Stock, (c) effectiveness of the registration statement on Form S-4 for the M&T Common Stock to be issued in the Merger, (d) approval of the listing on the New York Stock Exchange of the shares of M&T Common Stock to be issued in the Merger, (e) the absence of any law or order prohibiting the closing of the Merger and (f) receipt of required regulatory approvals without the imposition of a condition or conditions that would reasonably be likely to have a material adverse effect on M&T and its subsidiaries, taken as a whole, giving effect to the Merger (measured on a scale relative to Hudson City and its subsidiaries taken as a whole) (as defined in the Merger Agreement). Each party’s obligation to consummate the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations and (iii) the receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

On March 30, 2012, the Bank entered into a Memorandum of Understanding with the OCC (the “Bank MOU”), which is substantially similar to the MOU the Bank entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. The Bank MOU replaces the June 24th memorandum of understanding. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, that are intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. The implementation of the strategic plan has been suspended pending the completion of the Merger.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The following are the significant accounting and reporting policies applied by Hudson City Bancorp and its wholly-owned subsidiary, Hudson City Savings, in the preparation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with GAAP. All significant intercompany transactions and balances have been eliminated in consolidation. As used in these consolidated financial statements, “Hudson City” refers to Hudson City Bancorp, Inc. or Hudson City Bancorp, Inc. and its consolidated subsidiary, depending on the context. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period. Actual results could differ from these estimates. The ALL is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate. In addition, bank regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies have the ability to require us, as they can require all banks, to increase our provision for loan losses or to recognize further charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance required by these regulatory agencies could adversely affect our financial condition and results of operations.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Cash reserves are required to be maintained on deposit with the Federal Reserve Bank of New York based on deposits. The amount of the required reserves for the years ended December 31, 2012 and 2011 was $22.1 million and $17.8 million, respectively.

Mortgage-Backed Securities

Mortgage-backed securities include GSEs and U.S. Government agency pass-through certificates, which represent participating interests in pools of long-term first mortgage loans originated and serviced by third-party issuers of the securities, and real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations.

Mortgage-backed securities are classified as either held to maturity or available for sale. For the years ended December 31, 2012, 2011 and 2010, we did not maintain a trading portfolio. Mortgage-backed securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Amortization and accretion is reflected as an adjustment to interest income over the life of the security, adjusted for estimated prepayments, using the effective interest method. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income or loss, which is included in shareholders’ equity. Amortization and accretion of premiums and discounts are reflected as an adjustment to interest income over the life of the security, adjusted for estimated prepayments, using the effective interest method. Realized gains and losses are recognized when securities are sold using the specific identification method. The estimated fair value of substantially all of these securities is determined by the use of market prices obtained from independent third-party pricing services. We assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the unrealized loss, our intent to sell the security and whether it is more likely than not that we will be required to sell before full recovery of our investment or maturity. For mortgage-backed securities deemed to be other-than-temporarily impaired, the security is written down to a new cost basis with the estimated credit loss charged to income as a component of non-interest expense and the non-credit related impairment loss charged to other comprehensive income. See “Critical Accounting Policies – Securities Impairment”.

Investment Securities

Investment securities are classified as either held to maturity or available for sale. For the years ended December 31, 2012, 2011 and 2010, we did not maintain a trading portfolio. Investment securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Amortization and accretion is reflected as an adjustment to interest income over the life of the security using the effective interest method. Hudson City has both the ability and the positive intent to hold these investment securities to maturity. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income or loss, which is included in shareholders’ equity. Amortization and accretion of premiums and discounts are reflected as an adjustment to interest income over the life of the security using the effective interest method. Realized gains and losses are recognized when securities are sold or called using the specific identification method. The estimated fair value of substantially all of these securities is determined by the use of quoted market prices obtained from independent third-party pricing services. We assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the unrealized loss, our intent to sell the security and whether it is more likely than not that we will be required to sell before full recovery of our investment or maturity. For debt securities deemed to be other-than-temporarily impaired, the security is written down to a new cost basis with the estimated credit loss charged to income as a component of non-interest expense and the non-credit related impairment loss charged to other comprehensive income. For equity securities that are deemed to be other-than-temporarily impaired, the security is written down to a new cost basis and the resulting loss is charged to income as a component of non-interest expense. See “Critical Accounting Policies – Securities Impairment”.

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

Prior to December 31, 2011, existing customers in good credit standing were permitted to modify the terms of their mortgage loan, for a fee, to the terms of the currently offered fixed-rate product with a similar or reduced period to maturity than the current remaining period of their existing loan. The modified terms of these loans were at least as favorable to us as the terms of mortgage loans offered to new customers. The fee assessed for modifying the mortgage loan was deferred and accreted over the life of the modified loan using the effective interest method. Such accretion is reflected as an adjustment to interest income. We determined that the modification of the terms of the loan (i.e. the change in rate and period to maturity), represented a more than minor change to the loan. Accordingly, pre-modification deferred fees or costs associated with the mortgage loan were recognized in interest income at the time of the modification. Effective December 31, 2011, we discontinued this product offering.

A loan is considered delinquent when we have not received a payment within 30 days of its contractual due date. The accrual of income on loans that are not guaranteed by a U.S. Government agency is generally discontinued when interest or principal payments are 90 days in arrears or when the timely collection of such income is doubtful. Loans on which the accrual of income has been discontinued are designated as non-accrual loans and outstanding interest previously credited to income is reversed. Interest income on non-accrual loans and impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. A non-accrual loan is returned to accrual status when factors indicating doubtful collection no longer exist.

We will, in certain circumstances, modify loans for borrowers who are experiencing financial difficulty. If the terms of the modification include a concession, as defined by accounting guidance, the loan as modified is considered a trouble debt restructuring (“TDR”). Loans that were modified in a troubled debt restructuring primarily represent loans that have had capitalized arrears, loans that have completed a Chapter 7 bankruptcy, loans that have been in a deferred payment plan for an extended period of time, generally in excess of six months, loans that have had past due amounts capitalized as part of the loan balance, loans that have a confirmed Chapter 13 bankruptcy status and loans with other types of repayment plans. These loans are individually evaluated for impairment to determine if the carrying value of the loan is in excess of the fair value of the collateral or the present value of the loans expected future cash flows.

Hudson City Savings defines the population of potential impaired loans to be all non-accrual construction, commercial real estate and multi-family loans as well as loans classified as troubled debt restructurings. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan analysis unless they have been modified as a troubled debt restructuring.

Allowance for Loan Losses

The allowance for loan losses has been determined in accordance with GAAP, under which we are required to maintain adequate allowances for loan losses. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2012. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. As of December 31, 2012, approximately 82% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Virginia, Illinois and Maryland, accounted for 5%, 2%, 2%, and 2%, respectively of total loans. The remaining 7% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a continuing decline in real estate market values in our market areas. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, charge-offs and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed-rate and adjustable-rate one- to four-family mortgages, interest-only loans, reduced documentation loans, home equity, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans, and to a lesser extent, Hurricane Sandy, we increased certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during 2012. This update in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

We maintain the ALL through provisions for loan losses that we charge to income. We charge losses on loans against the ALL when we believe the collection of loan principal is unlikely. This is generally by the time a loan is 180 days delinquent and an updated appraisal reflects a shortfall in the collateral value as compared to the outstanding principal balance of a mortgage loan. We establish the provision for loan losses after considering the results of our review as described above. We apply this process and methodology in a consistent manner and we reassess and modify the estimation methods and assumptions used in response to changing conditions. Such changes, if any, are approved by our Asset Quality Committee (the “AQC”) each quarter.

Federal Home Loan Bank of New York Stock

As a member of the Federal Home Loan Bank of New York (the “FHLB”), we are required to acquire and hold shares of FHLB Class B stock. Our holding requirement varies based on our activities, primarily our outstanding borrowings, with the FHLB. Our investment in FHLB stock is carried at cost. We conduct a periodic review and evaluation of our FHLB stock to determine if any impairment exists.

Foreclosed Real Estate

Foreclosed real estate is property acquired through foreclosure or deed in lieu of foreclosure. Write-downs to fair value (net of estimated cost to sell) at the time of acquisition are charged to the ALL. After acquisition, foreclosed properties are held for sale and carried at the lower of fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker. Subsequent provisions for losses, which may result from the ongoing periodic valuations of these properties, are charged to income in the period in which they are identified. Carrying costs, such as maintenance and taxes, are charged to operating expenses as incurred.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Certain tax benefits attributable to stock options and restricted stock are credited to additional paid-in capital. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. Tax positions taken, or expected to be taken, in a tax return and which meet recognition thresholds, are recognized in our financial statements based on measurement attributes prescribed in accounting guidance. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

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

The accounting guidance related to retirement benefits requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

The Employee Stock Ownership Plan (the “ESOP”) is accounted for in accordance with FASB guidance related to employee stock ownership plans. The funds borrowed by the ESOP from Hudson City Bancorp to purchase Hudson City Bancorp common stock are being repaid from Hudson City Savings’ contributions and dividends paid on unallocated ESOP shares over a period of up to 40 years. Hudson City common stock not allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the average market price of our stock during each quarter.

Stock-Based Compensation

Stock-based compensation expense is recognized over the period of requisite service based upon the grant-date fair value of those awards.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is accounted for in accordance with FASB guidance related to Split-Dollar Life Insurance Agreements. The cash surrender value of BOLI is recorded on our consolidated statement of financial condition as an asset and the change in the cash surrender value is recorded as non-interest income. The amount by which any death benefits received exceeds a policy’s cash surrender value is recorded in non-interest income at the time of receipt. A liability is also recorded on our consolidated statement of financial condition for postretirement death benefits provided by the split-dollar endorsement policy. A corresponding expense is recorded in non-interest expense for the accrual of benefits over the period during which employees provide services to earn the benefits.

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

Hudson City has also obtained advances from the FHLB, which are generally secured by a blanket lien against our mortgage portfolio. Total borrowings with the FHLB are generally limited by approximately 20 times the amount of FHLB stock owned or a percentage of the fair value of our mortgage portfolio, whichever is greater.

The loss on the early extinguishment of debt is based on the fair value of the borrowing and is included in non-interest expense.

The Bank has modified certain structured borrowings to eliminate or reduce the put option held by the lender. Management evaluates each modification to determine if the modification results in a substantially different borrowing and therefore should be recognized as an extinguishment. The evaluation of the modifications includes a comparison of the borrowing’s cash flows before and after the modification, the terms of any collateral agreements and option agreements, and the amount of any fees exchanged. None of the debt modifications entered into during 2011 and 2010 resulted in a debt extinguishment. There were no debt modifications completed during 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items such as changes in unrealized gains and losses on securities available for sale, net of tax and changes in the unrecognized prior service costs or credits of defined benefit pension and other postretirement plans, net of tax. Comprehensive income (loss) is presented in the consolidated statements of changes in shareholders’ equity.

Segment Information

FASB guidance requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute our only operating segment for financial reporting purposes.

Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. The Company reported a net loss for 2011 and therefore potentially dilutive shares are not included in the weighted average number of shares outstanding for 2011. Shares issued and shares reacquired during any period are weighted for the portion of the period that they were outstanding.

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

3.    Stock Repurchase Programs

We have previously announced several stock repurchase programs. Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Company MOU, future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. We did not purchase any of our common shares pursuant to the repurchase programs during the years ended December 31, 2012, 2011 and 2010. Included in treasury stock are vested shares related to stock awards that were surrendered for withholding taxes. These shares are included in treasury stock purchases in the consolidated statements of cash flows and amounted to 62,579, 17,145, and 34,923 shares for 2012, 2011 and 2010, respectively. As of December 31, 2012, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

4.     Mortgage-Backed Securities

The amortized cost and estimated fair market value of mortgage-backed securities at December 31 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value

	(In thousands)

2012
Held to Maturity:
GNMA pass-through certificates	$73,546	$2,832	$-	$76,378
FNMA pass-through certificates	856,840	61,414	(2)	918,252
FHLMC pass-through certificates	1,619,119	102,891	-	1,722,010
FHLMC and FNMA - REMICs	427,252	28,600	-	455,852

Total held to maturity	$2,976,757	$195,737	$(2)	$3,172,492

Available for Sale:
GNMA pass-through certificates	$995,510	$38,131	$-	$1,033,641
FNMA pass-through certificates	4,053,485	82,150	-	4,135,635
FHLMC pass-through certificates	2,741,921	69,929	-	2,811,850
FHLMC and FNMA - REMICs	57,484	2,132	-	59,616

Total available for sale	$7,848,400	$192,342	$-	$8,040,742

2011
Held to Maturity:
GNMA pass-through certificates	$83,587	$2,602	$-	$86,189
FNMA pass-through certificates	1,154,638	78,603	(4)	1,233,237
FHLMC pass-through certificates	2,132,408	125,364	-	2,257,772
FHLMC and FNMA - REMICs	744,890	46,335	-	791,225

Total held to maturity	$4,115,523	$252,904	$(4)	$4,368,423

Available for Sale:
GNMA pass-through certificates	$1,139,894	$26,353	$(19)	$1,166,228
FNMA pass-through certificates	4,407,970	60,059	-	4,468,029
FHLMC pass-through certificates	3,390,467	61,689	-	3,452,156
FHLMC and FNMA - REMICs	81,768	2,209	-	83,977

Total available for sale	$9,020,099	$150,310	$(19)	$9,170,390

The following tables summarize the fair values and unrealized losses of mortgage-backed securities with an unrealized loss at December 31, 2012 and 2011, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
2012
Held to Maturity:
FNMA pass-through certificates	$-	$-	$203	$(2)	$203	$(2)

Total	$-	$-	$203	$(2)	$203	$(2)

2011
Held to Maturity:
FNMA pass-through certificates	$210	$(4)	$-	$-	$210	$(4)

Total held to maturity	210	(4)	-	-	210	(4)

Available for Sale:
GNMA pass-through certificates	12,891	(19)	-	-	12,891	(19)

Total available for sale	12,891	(19)	-	-	12,891	(19)

Total	$13,101	$(23)	$-	$-	$13,101	$(23)

The unrealized losses were primarily due to the changes in market interest rates subsequent to purchase. At December 31, 2012, a total of 5 securities were in an unrealized loss position (4 at December 31, 2011). We did not consider these investments to be other-than-temporarily impaired at December 31, 2012 and December 31, 2011 since the decline in market value was attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the years ended December 31, 2012, 2011 and 2010.

The amortized cost and estimated fair market value of mortgage-backed securities held to maturity and available for sale at December 31, 2012, by contractual maturity, are shown below. The table does not include the effect of prepayments and scheduled principal amortization which totaled $3.69 billion in 2012.

	Amortized Cost	Estimated Fair Market Value

	(In thousands)

Held to Maturity:
Due in one year or less	$3	$3
Due after one year through five years	2,326	2,442
Due after five years through ten years	49,029	52,475
Due after ten years	2,925,399	3,117,572

Total held to maturity	$2,976,757	$3,172,492

Available for Sale:
Due after ten years	$7,848,400	$8,040,742

Total available for sale	$7,848,400	$8,040,742

There were no sales of mortgage-backed securities during 2012. Sales of mortgage-backed securities available-for-sale amounted to $8.96 billion and $3.92 billion during 2011 and 2010, respectively. Realized gains on the sales of mortgage-backed securities amounted to $100.0 million and $152.6 million during 2011 and 2010, respectively. The sales in 2011 were part of the Transactions described in Note 10.

As of December 31, 2012, mortgage-backed securities with an amortized cost of $8.67 billion were pledged as collateral for securities sold under agreements to repurchase.

5.    Investment Securities

The amortized cost and estimated fair market value of investment securities at December 31 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value

	(In thousands)

2012
Held to Maturity:
United States government-sponsored enterprises debt	$39,011	$6,581	$-	$45,592

Total held to maturity	$39,011	$6,581	$-	$45,592

Available for Sale:
Corporate Securities	$406,410	$14,180	$-	$420,590
Equity securities	6,813	654	-	7,467

Total available for sale	$413,223	$14,834	$-	$428,057

2011
Held to Maturity:
United States government-sponsored enterprises debt	$539,011	$6,750	$-	$545,761

Total held to maturity	$539,011	$6,750	$-	$545,761

Available for Sale:
Equity securities	$6,767	$601	$-	$7,368

Total available for sale	$6,767	$601	$-	$7,368

During the years ended December 31, 2012 and 2011, there were no unrealized losses on our available for sale and held-to-maturity investment securities. Therefore, there were no other-than-temporary impairment (the “OTTI”) concerns related to these securities at December 31, 2012. Additionally, there were no OTTI charges in 2012, 2011 or 2010.

The amortized cost and estimated fair market value of investment securities held to maturity and available for sale at December 31, 2012, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost	Estimated Fair Market Value

	(In thousands)

Held to Maturity:
Due after ten years	$39,011	$45,592

Total held to maturity	$39,011	$45,592

Available for Sale:
Due after one year through five years	$406,410	$420,590

Total available for sale	$406,410	$420,590

There were sales of $80.0 million of investment securities available-for-sale during 2011. There were no sales of investment securities during 2012 and 2010. Gross realized gains on sales and calls of investment securities available for sale were $2.5 million during 2011. The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $17.5 million and $17.4 million at December 31, 2012 and 2011, respectively.

As of December 31, 2012, no investment securities were pledged as collateral for securities under agreements to repurchase.

6.    Loans and Allowance for Loan Losses

Loans at December 31 are summarized as follows:

	2012	2011

	(In thousands)

First mortgage loans:
One- to four-family
Amortizing	$21,633,889	$23,480,909
Interest-only	4,485,875	4,779,863
FHA/VA	687,172	734,781
Multi-family and commercial	32,259	39,634
Construction	4,669	4,929

Total first mortgage loans	26,843,864	29,040,116

Consumer and other loans:
Fixed–rate second mortgages	106,239	131,597
Home equity credit lines	119,872	134,502
Other	20,904	21,130

Total consumer and other loans	247,015	287,229

Total loans	$27,090,879	$29,327,345

There were no loans held for sale at December 31, 2012 and 2011.

The following tables present the composition of our loan portfolio by credit quality indicator at December 31:

	Credit Risk Profile based on Payment Activity

	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
2012	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
Performing	$21,355,105	$4,303,636	$30,571	$-	$104,574	$115,876	$18,590	$25,928,352
Non-performing	965,956	182,239	1,688	4,669	1,665	3,996	2,314	1,162,527

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

2011	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
Performing	$23,417,785	$4,566,001	$37,411	$585	$130,869	$130,897	$21,110	$28,304,658
Non-performing	797,905	213,862	2,223	4,344	728	3,605	20	1,022,687

Total	$24,215,690	$4,779,863	$39,634	$4,929	$131,597	$134,502	$21,130	$29,327,345

	Credit Risk Profile by Internally Assigned Grade

	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
2012	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
Pass	$21,209,628	$4,268,034	$20,215	$-	$104,216	$114,741	$17,794	$25,734,628
Special mention	175,361	29,609	2,445	-	68	89	-	207,572
Substandard	936,072	188,232	9,599	4,669	1,955	5,042	3,110	1,148,679

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

2011
Pass	$23,325,078	$4,536,090	$23,997	$-	$130,649	$130,487	$19,231	$28,165,532
Special mention	146,391	26,428	2,989	-	220	410	593	177,031
Substandard	744,221	217,345	12,648	4,929	728	3,605	1,306	984,782

Total	$24,215,690	$4,779,863	$39,634	$4,929	$131,597	$134,502	$21,130	$29,327,345

Loan classifications are defined as follows:

—

Pass – These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

—	Special Mention – These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.
—

Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

—

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

—

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

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At December 31, 2012 approximately 82% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at December 31, 2012 and December 31, 2011 are $4.49 billion and $4.78 billion, respectively, of interest-only one-to four-family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $182.2 million and $213.9 million of non-performing interest-only one-to four-family residential mortgage loans at December 31, 2012 and December 31, 2011, respectively.

In addition to our full documentation loan program, we originate loans to certain eligible borrowers as reduced documentation loans. We have originated these types of loans for over 15 years. Loans eligible for reduced documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 70% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. Reduced documentation loans have an inherently higher level of risk compared to loans with full documentation. Included in our loan portfolio at December 31, 2012 are $3.98 billion of originated amortizing reduced documentation loans and $901.0 million of originated reduced documentation interest-only loans. Non-performing loans at December 31, 2012 include $153.5 million of originated amortizing reduced documentation loans and $63.8 million of originated interest-only reduced documentation loans. Included in our loan portfolio at December 31, 2011 are $3.85 billion of originated amortizing reduced documentation loans and $956.2 million of originated reduced documentation interest-only loans. Non-performing loans at December 31, 2011 included $126.9 million of originated amortizing reduced documentation loans and $71.0 million of originated interest-only reduced documentation loans.

The following table is a comparison of our delinquent loans by class at December 31:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more and accruing (1)

2012	(In thousands)
One- to four-family first mortgages:
Amortizing	$327,122	$206,033	$965,956	$1,499,111	$20,821,950	$22,321,061	$129,553
Interest-only	58,004	29,609	182,239	269,852	4,216,023	4,485,875	-
Multi-family and commercial mortgages	6,474	3,190	1,688	11,352	20,907	32,259	-
Construction loans	-	-	4,669	4,669	-	4,669	-
Consumer and other loans:
Fixed-rate second mortgages	587	68	1,665	2,320	103,919	106,239	-
Home equity lines of credit	1,592	379	3,996	5,967	113,905	119,872	-
Other	62	-	2,314	2,376	18,528	20,904	-

Total	$393,841	$239,279	$1,162,527	$1,795,647	$25,295,232	$27,090,879	$129,553

2011
One- to four-family first mortgages:
Amortizing	$357,099	$158,546	$797,905	$1,313,550	$22,902,140	$24,215,690	$97,476
Interest-only	63,360	27,833	213,862	305,055	4,474,808	4,779,863	-
Multi-family and commercial mortgages	1,521	393	2,223	4,137	35,497	39,634	-
Construction loans	-	-	4,344	4,344	585	4,929	-
Consumer and other loans:
Fixed-rate second mortgages	1,202	220	728	2,150	129,447	131,597	-
Home equity lines of credit	2,471	410	3,605	6,486	128,016	134,502	-
Other	1,536	2	20	1,558	19,572	21,130	-

Total	$427,189	$187,404	$1,022,687	$1,637,280	$27,690,065	$29,327,345	$97,476

(1) Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans at December 31:

	2012		2011
	Total loans	Non-performing Loans	Total loans	Non-performing Loans

New Jersey	43.0%	47.9%	44.7%	51.3%
New York	24.7	22.0	22.4	19.5
Connecticut	14.7	7.1	14.6	6.8

Total New York metropolitan area	82.4	77.0	81.7	77.6

Pennsylvania	4.8	1.9	4.7	1.4
Virginia	2.4	2.6	2.6	2.9
Illinois	2.0	4.6	2.3	4.7
Maryland	2.0	4.2	2.0	3.2
All others	6.4	9.7	6.7	10.2

Total outside New York metropolitan area	17.6	23.0	18.3	22.4

	100.0%	100.0%	100.0%	100.0%

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at December 31:

	2012	2011

	(In thousands)

Non-accrual loans:
One-to four-family amortizing loans	$836,403	$700,429
One-to four-family interest-only loans	182,239	213,862
Multi-family and commercial mortgages	1,688	2,223
Construction loans	4,669	4,344
Fixed-rate second mortgages	1,665	728
Home equity lines of credit	3,996	3,605
Other loans	2,314	20

Total non-accrual loans	1,032,974	925,211
Accruing loans delinquent 90 days or more (1)	129,553	97,476

Total non-performing loans	$1,162,527	$1,022,687

(1) Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $64.0 million for 2012 as compared to $56.2 million for 2011. The total amount of interest income received during the year on non-accrual loans amounted to approximately $1.9 million during 2012 as compared to $2.6 million during 2011. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

Loans modified in a troubled debt restructuring totaled $215.1 million at December 31, 2012 of which $29.0 million are 30 to 59 days past due, $14.3 million are 60 to 89 days past due and $107.3 million are 90 days or more past due and are included in non-accrual loans. The remaining troubled debt restructurings were current at December 31, 2012 and have complied with the terms of their restructure agreement. Based on recent regulatory guidance, we have classified $115.4 million of loans that have completed Chapter 7 bankruptcy as troubled debt restructurings at December 31, 2012. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $23.1 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during 2012 for which we ceased accruing interest. At December 31, 2011, loans modified in a troubled debt restructuring totaled $66.5 million of which $7.4 million were 30 to 59 days past due, $4.8 million were 60 to 89 days past due and $11.4 million were 90 days or more past due and are included in non-accrual loans at that date.

The following table is a comparison of our troubled debt restructurings by class modified during the year ended December 31:

	2012			2011

	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(In thousands)

Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	633	$224,798	$197,392	146	$57,336	$53,831
Interest-only	15	8,593	8,652	9	4,970	4,799
Multi-family and commercial mortgages	2	7,038	7,038	2	7,911	7,911
Construction loans	16	2,011	2,009	-	-	-

Total	666	$242,440	$215,091	157	$70,217	$66,541

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at December 31:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(In thousands)
2012

One-to four-family amortizing loans	$197,392	$225,722	$-	$211,953	$5,036
One-to four-family interest-only loans	8,652	8,937	-	8,634	288
Multi-family and commercial mortgages	8,329	9,720	518	9,291	484
Construction loans	3,476	4,592	1,116	4,428	-
Consumer and other loans	1,941	2,009	68	2,014	79

Total	$219,790	$250,980	$1,702	$236,320	$5,887

2011

One-to four-family amortizing loans	$53,831	$56,876	$-	$55,595	$2,411
One-to four-family interest-only loans	4,799	4,974	-	4,891	159
Multi-family and commercial mortgages	6,548	10,266	3,718	10,294	485
Construction loans	3,622	4,344	722	4,752	-

Total	$68,800	$76,460	$4,440	$75,532	$3,055

An analysis of the ALL at December 31 follows:

	2012	2011	2010

	(In thousands)

Balance at beginning of year	$273,791	$236,574	$140,074

Charge-offs	(87,100)	(97,096)	(110,771)
Recoveries	20,657	14,313	12,271

Net charge-offs	(66,443)	(82,783)	(98,500)

Provision for loan losses	95,000	120,000	195,000

Balance at end of year	$302,348	$273,791	$236,574

The following table presents the activity in our ALL by portfolio segment at the year indicated.

	One-to four- Family Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total

	(In thousands)

Balance at December 31, 2010	$227,224	$4,419	$1,728	$3,203	$236,574
Provision for loan losses	120,126	(37)	(994)	905	120,000

Charge-offs	(96,714)	-	-	(382)	(97,096)
Recoveries	14,286	-	-	27	14,313

Net (charge-offs) recoveries	(82,428)	-	-	(355)	(82,783)

Balance at December 31, 2011	$264,922	$4,382	$734	$3,753	$273,791

Provision for loan losses	95,282	(1,572)	382	908	95,000

Charge-offs	(85,763)	(873)	-	(464)	(87,100)
Recoveries	20,655	-	-	2	20,657

Net (charge-offs) recoveries	(65,108)	(873)	-	(462)	(66,443)

Balance at December 31, 2012	$295,096	$1,937	$1,116	$4,199	$302,348

Loan portfolio:
Balance at end of year
Individually evaluated for impairment	$206,044	$8,847	$4,592	$2,009	$221,492
Collectively evaluated for impairment	26,600,892	23,412	77	245,006	26,869,387
Allowance
Individually evaluated for impairment	$19,662	$518	$1,116	$68	$21,364
Collectively evaluated for impairment	275,434	1,419	-	4,131	280,984

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

During the fourth quarter of 2012, we assessed the impact of Hurricane Sandy on our ALL. We identified approximately 5,400 loans that were in the areas most affected by the storm. We completed physical inspections on these properties and evaluated the potential damage to the houses. Based on this assessment, we believe that for 143 of these loans, the value of the underlying collateral and the estimated proceeds from flood insurance may be less than the principal balance of these loans. We estimate that our exposure to these loans is less than $6.0 million.

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

We obtain new collateral values by the time a loan becomes 180 days delinquent and then annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $66.4 million for 2012 as compared to $82.8 million for 2011.

7.    Banking Premises and Equipment, net

A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

	2012	2011

	(In thousands)
Land	$5,806	$5,806
Buildings	56,574	56,659
Leasehold improvements	46,817	46,202
Furniture, fixtures and equipment	102,984	91,424

Total acquisition cost	212,181	200,091

Accumulated depreciation and amortization	(137,269)	(129,481)

Total banking premises and equipment, net	$74,912	$70,610

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $8.2 million, $8.4 million and $8.7 million in 2012, 2011 and 2010, respectively.

Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year	Amount

(In thousands)

2013	$10,484
2014	10,567
2015	10,300
2016	10,110
2017	9,800
Thereafter	98,192

Total	$149,453

Net occupancy expense included gross rental expense for bank premises of $12.5 million, $11.8 million, and $11.2 million in 2012, 2011, and 2010, respectively, and rental income of $342,000, $340,000, and $334,000 for the respective years.

8.    Goodwill and Other Intangible Assets

Goodwill and other intangible assets amounted to $154.2 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

We performed our annual goodwill impairment analysis as of June 30, 2012, with the assistance of an independent third-party valuation firm. We also perform interim impairment reviews if an event or circumstances occur which may indicate that the fair value of the Company is less than the Company’s book value. The Company announced the Merger in the third quarter of 2012. The merger price based on the closing price of M&T’s common stock on August 24, 2012, the last trading day before the announcement of the Merger and based on the average of M&T’s Common Stock from the announcement date to September 30, 2012, was $7.22 and $8.00, respectively or a fair value of $3.81 billion for the Company based on the merger price and shares outstanding on August 27, 2012. Since this amount is less than the reported amount of shareholders’ equity, we re-assessed goodwill for impairment at September 30, 2012.

For Step 2 of the goodwill impairment test at September 30, 2012, we compared the fair value of the Company based on the merger price with the fair value of the assets and liabilities of the Company to calculate an implied goodwill. Based on our Step 2 analysis, the implied goodwill of the Company exceeded the carrying value of goodwill. The results of the Step 2 analysis are highly sensitive to the measurement of the fair value of the Company’s assets and liabilities.

Based on the results of the goodwill impairment analyses we performed during 2012, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2012. The estimation of the fair value of the Company requires the use of estimates and assumptions and results in a greater degree of uncertainty. In addition, the estimated fair value of the Company is based on, among other things, the market price of our common stock as calculated based on the terms of the Merger. As a result of the current volatility in market and economic conditions, these estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

9.    Deposits

Deposits at December 31 are summarized as follows:

	2012			2011
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Savings	$948,194	4.04%	0.25%	$870,887	3.41%	0.49%
Noninterest-bearing demand	649,925	2.77	-	604,449	2.37	-
Interest-bearing demand	2,300,145	9.79	0.33	1,984,962	7.78	0.68
Money market	6,634,308	28.25	0.35	8,456,020	33.15	0.87
Time deposits	12,951,345	55.15	1.29	13,591,442	53.29	1.56
Total deposits	$23,483,917	100.00%	0.85%	$25,507,760	100.00%	1.19%

Time deposits of $100,000 or more amounted to $5.17 billion and $5.25 billion at December 31, 2012 and 2011, respectively. Interest expense on time deposits of $100,000 or more for the years ended December 31, 2012, 2011 and 2010 was $72.5 million, $86.4 million, and $100.8 million, respectively. Included in noninterest-bearing demand accounts are mortgage escrow deposits of $93.1 million and $98.5 million at December 31, 2012 and 2011, respectively.

Scheduled maturities of time deposits at December 31, 2012 are as follows:

Year	Amount

(In thousands)

2013	$7,635,469
2014	2,691,255
2015	1,483,036
2016	693,824
2017 and thereafter	447,761

Total	$12,951,345

10.  Borrowed Funds

Borrowed funds at December 31 are summarized as follows:

	2012		2011

	Principal	Weighted Average Rate	Principal	Weighted Average Rate

	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$800,000	4.53%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,950,000	4.45	6,950,000	4.45

Advances from the FHLB	5,225,000	4.77	8,125,000	3.39

Total borrowed funds	$12,175,000	4.59%	$15,075,000	3.87%

Accrued interest payable	$64,061		$66,252

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Repurchase Agreements:

Average balance outstanding during the year	$6,950,000	$9,127,800	$15,034,110

Maximum balance outstanding at any month-end during the year	$6,950,000	$14,750,000	$15,100,000

Weighted average rate during the period	4.52%	4.37%	4.10%

FHLB Advances:
Average balance outstanding during the year	$6,623,094	$13,349,342	$14,875,000

Maximum balance outstanding at any month-end during the year	$7,875,000	$14,875,000	$14,875,000

Weighted average rate during the period	4.02%	3.44%	4.04%

At December 31, 2012, approximately $7.93 billion of our borrowed funds may be put back to us at the discretion of the issuer after an initial no-put period. At that date, borrowed funds had scheduled maturities and potential put dates as follows:

	Borrowings by Scheduled Maturity Date		Borrowings by Earlier of Scheduled Maturity or Next Potential Put Date
Year	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

2013	$-	-%	$4,000,000	4.49%
2014	-	-	3,725,000	4.47
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.37	-
2018	700,000	3.65	250,000	3.10
2019	1,725,000	4.62	-	-
2020	3,275,000	4.53	-	-

Total	$12,175,000	4.59%	$12,175,000	4.59%

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, at or for the years ended December 31 are as follows:

	At December 31,

	2012	2011	2010

	(In thousands)

Amortized cost of collateral:
United States government-sponsored enterprise securities	$-	$500,000	$2,529,995
Mortgage-backed securities	8,672,162	8,467,397	14,653,221

Total amortized cost of collateral	$8,672,162	$8,967,397	$17,183,216

Fair value of collateral:
United States government-sponsored enterprise securities	$-	$500,464	$2,475,720
Mortgage-backed securities	8,991,053	8,747,418	15,125,185

Total fair value of collateral	$8,991,053	$9,247,882	$17,600,905

The Company had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act (“SIPA”). Mortgage-backed securities with an amortized cost of approximately $114.1 million were pledged as collateral for these borrowings and we demanded the return of this collateral. The trustee for the SIPA liquidation of Lehman Brothers, Inc. (the “Trustee”) notified the Company in the fourth quarter of 2011 that it no longer holds these securities and considers our claim to be approximately $13.9 million representing the excess of the market value of the collateral over the $100 million repurchase price. While we dispute the Trustee’s calculation of the claim, as a result of the Trustee’s position, we removed the mortgage-backed securities and the borrowings from our balance sheet at December 31, 2011 and recorded the net amount as a receivable included in other assets (the “Net Claim”). While we intend to pursue full recovery of our Net Claim, we have a reserve of $3.9 million against the receivable balance at December 31, 2012. There can be no assurances as to the amount of the final settlement of this transaction.

At December 31, 2012, we had unused lines of credit available from the FHLB, other than repurchase agreements, of up to $500.0 million. These lines of credit are renewed on an annual basis by the FHLB. Our advances from the FHLB are secured by our investment in FHLB stock and by a blanket security agreement. This agreement requires us to maintain as collateral certain qualifying assets (such as one- to-four family residential mortgage loans) with a fair value, as defined, at least equal to 110% of any outstanding advances.

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

Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and had a projected benefit obligation of $25.7 million at December 31, 2012 and $23.3 million at December 31, 2011. Certain health care and life insurance benefits are provided to eligible retired employees (“other benefits”). Participants generally become eligible for retiree health care and life insurance benefits after 10 years of service. The measurement date for year-end disclosure information is December 31 and the measurement date for net periodic benefit cost is January 1.

The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

	Retirement Plans		Other Benefits

	2012	2011	2012	2011

	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$185,415	$156,015	$51,721	$48,355
Service cost	4,875	4,160	1,113	970
Interest cost	8,697	8,926	2,276	2,584
Participant contributions	-	-	178	155
Actuarial loss (gain)	14,451	20,444	1,109	1,743
Benefits paid	(5,602)	(4,130)	(2,438)	(2,086)

Benefit obligation at end of year	207,836	185,415	53,959	51,721

Change in Plan Assets:
Fair value of plan assets at beginning of year	148,397	151,876	-	-
Actual return on plan assets	16,849	319	-	-
Employer contributions	601	332	2,260	1,931
Participant contributions	-	-	178	155
Benefits paid	(5,602)	(4,130)	(2,438)	(2,086)

Fair value of plan assets at end of year	160,245	148,397	-	-

Funded status	$(47,591)	$(37,018)	$(53,959)	$(51,721)

Funded status amounts recognized in the consolidated statements of financial condition at December 31 consist of:

	Retirement Plans		Other Benefits

	2012	2011	2012	2011

	(In thousands)

Accrued expenses and other liabilities	$47,591	$37,018	$53,959	$51,721

Pre-tax amounts recognized as components of total accumulated other comprehensive income at December 31 consist of:

	Retirement Plans		Other Benefits

	2012	2011	2012	2011

	(In thousands)

Net actuarial loss	$82,799	$78,939	$22,808	$22,851
Prior service cost (credit)	1,196	1,554	(17,775)	(19,340)

Total	$83,995	$80,493	$5,033	$3,511

The accumulated benefit obligation for all defined benefit retirement plans was $180.2 million and $154.3 million at December 31, 2012 and 2011, respectively.

Net periodic benefit cost for the years ended December 31 included the following components:

	Retirement Plans			Other Benefits

	2012	2011	2010	2012	2011	2010

	(In thousands)
Net periodic benefit cost:
Service cost	$4,875	$4,160	$4,043	$1,113	$970	$489
Interest cost	8,697	8,926	8,339	2,275	2,584	1,668
Expected return on assets	(12,017)	(12,312)	(11,659)	-	-	-
Amortization of:
Net actuarial loss	5,759	4,062	3,106	1,153	1,305	23
Prior service cost (credit)	358	346	339	(1,565)	(1,565)	(1,565)

Net periodic benefit cost	7,672	5,182	4,168	2,976	3,294	615

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	9,619	32,436	5,690	1,110	1,743	14,135
Amortization of net actuarial loss	(5,759)	(4,062)	(3,106)	(1,153)	(1,305)	(23)
Amortization of prior service cost	(358)	(346)	(339)	1,565	1,565	1,565

Total recognized in other comprehensive income	3,502	28,028	2,245	1,522	2,003	15,677

Total recognized in net periodic benefit cost and other comprehensive income	$11,174	$33,210	$6,413	$4,498	$5,297	$16,292

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 are $6.0 million and $358,000 respectively. The estimated net actuarial loss and prior service credit for other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 are $1.2 million and $(1.6) million, respectively.

The following are the weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Retirement Plans			Other Benefits

	2012	2011	2010	2012	2011	2010

Discount rate	4.63%	5.75%	6.00%	4.55%	5.50%	5.75%
Expected return on assets	8.25	8.25	8.25	-	-	-
Rate of compensation increase	4.00	4.00	4.00	-	-	-

The following are the weighted-average assumptions used to determine benefit obligations at December 31:

	Retirement Plans		Other Benefits

	2012	2011	2012	2011

Discount rate	4.15%	4.75%	4.00%	4.55%
Rate of compensation increase	3.50	4.00	-	-

The overall expected return on assets assumption is based on the historical performance of the pension fund. The average return over the past ten years was determined for the market value of assets, which is the value used in the calculation of annual net periodic benefit cost.

The assumed health care cost trend rate used to measure the expected cost of other benefits for 2012 was 8.50%. The rate was assumed to decrease gradually to 4.50% for 2021 and remain at that level thereafter.

A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

	1% Increase	1% Decrease

	(In thousands)

Effect on total service cost and interest cost	$(42)	$73
Effect on other benefit obligations	(403)	782

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

Equity securities held by the Fund include Hudson City Bancorp common stock in the amount of $5.7 million (3.6% of total plan assets) as of December 31, 2012, and $4.4 million (3.0% of total plan assets) as of December 31, 2011. This stock was purchased at an aggregate cost of $6.0 million using a cash contribution made by Hudson City Savings in July 2003. Our plan may not purchase our common stock if, after the purchase, the fair value of our common stock held by the plan equals or exceeds 10% of the fair value of plan assets. We review with the plan administrator the rebalancing of plan assets if the fair value of our common stock held by the plan exceeds 20% of the fair value of the total plan assets.

The following table presents the fair value of the retirement plan’s assets at December 31, 2012 and 2011 by asset class:

		Fair Value Measurements at December 31, 2012
Asset Class	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	8,000	8,000	-	-
Guaranteed deposit fund (a)	11,819	-	-	11,819
Equity Securities (b)	83,279	83,279	-	-
Fixed income securities (c)	57,147	-	57,147	-

	$160,245	$91,279	$57,147	$11,819

		Fair Value Measurements at December 31, 2011
Asset Class	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	4,316	4,316	-	-
Guaranteed deposit fund (a)	11,912	-	-	11,912
Equity Securities (b)	76,298	76,298	-	-
Fixed income securities (c)	55,871	-	55,871	-

	$148,397	$80,614	$55,871	$11,912

(a)	The Guaranteed Deposit Fund (the “Fund”) is an investment in the general account of the Prudential Retirement Insurance and Annuity Company and represents an insurance claim supported by all general account assets. The Fund’s assets are intermediate-term, high-grade fixed income securities consisting of commercial mortgages, private placement bonds, publicly-traded debt securities and asset-backed securities.
(b)	This class includes a mutual fund that invests primarily in stocks representative of the whole U.S. stock market. The objectives of this mutual fund is to outperform the U.S. stock markets. This class also includes $5.7 million and $4.4 million of Hudson City Bancorp, Inc. common stock at December 31, 2012 and 2011, respectively.
(c)	This class includes investments in U.S. Treasuries, MBSs issued by GSEs, investment-grade corporate bonds and sovereign debt.

The following table presents a reconciliation of Level 3 assets measured at fair value at December 31:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	(In thousands)
	Guaranteed Deposit Fund
	2012	2011
Beginning balance	$11,912	$11,977
Purchases, sales, issuances and settlements (net)	(93)	(65)

Ending balance	$11,819	$11,912

We made contributions of $601,000 to our retirement plans during 2012. We do not expect to make a contribution during 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid under the current provisions of the plans.

Year	Retirement Plans	Other Benefits

	(In thousands)

2013	$6,986	$2,608
2014	7,605	2,758
2015	8,140	2,909
2016	8,810	3,075
2017	9,379	3,157
2018 through 2022	57,539	16,935

b) Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in Hudson City common stock that provides employees with the opportunity to receive an employer-funded retirement benefit based primarily on the value of Hudson City common stock. Employees are generally eligible to participate in the ESOP after one year of service providing they worked at least 1,000 hours during the plan year and attained age 21. Participants who do not have at least 1,000 hours of service during the plan year or are not employed on the last working day of a plan year are generally not eligible for an allocation of stock for such year. The ESOP was authorized to purchase 27,879,385 shares following our initial public offering and an additional 15,719,223 shares following our second-step conversion for a total of 43,598,608 shares of Hudson City common stock which were purchased at an average price of $5.69 per share with loans from Hudson City Bancorp.

The combined outstanding loan principal at December 31, 2012 was $223.8 million. Those shares purchased were pledged as collateral for the loan and are released from the pledge for allocation to participants as loan payments are made. The loan will be repaid and the shares purchased will be allocated to employees in equal installments of 962,185 shares per year over a forty-year period. The annual allocation of shares is based on the ratio of a participant’s eligible compensation, as defined in the ESOP document, as a percentage of total eligible compensation of all participants in the ESOP. Dividends on allocated and unallocated shares, to the extent that they exceed the scheduled principal and interest payments on the ESOP loan, are paid to participants in cash.

Through December 31, 2012, a total of 12,808,699 shares have been allocated or committed to be allocated to participants. Unallocated ESOP shares held in suspense totaled 30,789,909 at December 31, 2012 and had a fair market value of $250.3 million. ESOP compensation expense for the years ended December 31, 2012, 2011 and 2010 was $6.8 million, $7.9 million, and $21.2 million, respectively. The decrease in the expense for the ESOP plan from 2010 was due primarily to a decline in the market price of our common stock during 2012.

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP’s loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan. We accrue for these benefits over the period during which employees provide services to earn these benefits. At December 31, 2012 and 2011, we had accrued $21.7 million and $24.2 million, respectively for the ESOP restoration plan. Compensation expense related to this plan amounted to $(2.3) million, $(8.7) million and $539,000 in 2012, 2011 and 2010, respectively. The decrease in the accrual at December 31, 2012 and the expense for the ESOP restoration plan for 2012 and 2011 were due primarily to a decline in the market price of our common stock during those periods.

c) Stock Option Plans

Compensation expense for stock option grants is recognized based upon the grant-date fair value of those awards over the period of requisite service. The purpose of our stock-based compensation plans is to promote the growth and profitability of Hudson City Bancorp by providing directors, officers and employees with an equity interest in Hudson City Bancorp as an incentive to achieve corporate goals.

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

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the 2006 SIP. Grants of stock options made through December 31, 2010 pursuant to the 2006 SIP amounted to 23,120,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 6,067,500 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 17,052,500 shares have vesting periods ranging from two to three years if certain financial performance measures are met. The financial performance measures for each of these awards, other than the performance stock options granted in 2010 (“2010 grants”), have either been met, or are considered, subject to review and verification of the Committee, probable to be met, so we have recorded compensation expenses for these awards accordingly. One of the two performance measures related to the 2010 option grants was not met so the Company recorded expense for only half of the 2010 option grants.

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

The fair values of the option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011		2010

	Retention Options	Performance Options	Retention Options	Performance Options

Expected dividend yield	3.37%	3.37%	4.57%	4.57%
Expected volatility	43.54	36.93	41.30	34.58
Risk-free interest rate	1.06	2.01	1.65	2.55
Expected option life	3 years	5 years	3.6 years	5.6 years
Fair value of options granted	$ 2.32	$ 2.39	$ 3.00	$ 2.87

The dividend yield assumptions were based on our current declared dividend as a percentage of the stock price on the grant date. The expected volatility assumptions were calculated based on the weighting of our historical and rolling volatility for the expected term of the option grants. The risk-free interest rate was determined by reference to the continuously compounded yield on Treasury obligations for the expected term. The expected option life was based on historic optionee behavior for prior option grant awards. As a result of low employee turnover, the assumption regarding the forfeiture rate of option grants had no effect on the fair value estimate.

Compensation expense related to our outstanding stock options amounted to $1.7 million, $5.6 million and $11.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of the status of the granted, but unexercised stock options as of December 31, and changes during those years, is presented below:

	2012		2011		2010

	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

Outstanding at beginning of year	28,825,986	$12.77	28,129,885	$12.68	24,262,692	$12.51
Granted	-	-	1,618,932	9.22	4,232,500	13.13
Exercised	(702,545)	5.56	(870,331)	3.64	(242,807)	5.08
Forfeited	(347,584)	12.05	(52,500)	12.13	(122,500)	14.06

Outstanding at end of year	27,775,857	$12.97	28,825,986	$12.77	28,129,885	$12.68

Shares issued upon the exercise of stock options are issued from treasury stock. Hudson City has an adequate number of treasury shares available for sale for future stock option exercises. The total intrinsic value of the options exercised during 2012, 2011 and 2010 was $1.1 million, $3.9 million, and $1.9 million, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2012:

Options Outstanding			Options Exercisable

Number Of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options Exercisable	Weighted Average Exercise Price

32,472	1 month	5.96	32,472	5.96
206,480	3 months	6.35	206,480	6.35
448,840	1 year	10.33	448,840	10.33
415,784	2 years	11.17	415,784	11.17
304,308	1 year	11.91	304,308	11.91
2,299,341	1 year	12.22	2,299,341	12.22
7,862,500	3.5 years	12.76	7,802,500	12.76
350,000	4.5 years	13.35	350,000	13.35
3,110,000	4 years	13.78	3,110,000	13.78
3,625,000	5 years	15.69	3,625,000	15.69
350,000	5 years	18.84	350,000	18.84
350,000	6 years	12.81	350,000	12.81
2,905,000	6 years	12.03	2,905,000	12.03
3,650,000	7 years	13.10	150,000	13.10
300,000	7 years	13.62	300,000	13.62
37,500	7 years	12.10	37,500	12.10
1,316,400	8 years	9.50	150,000	9.50
160,419	8 years	9.77	160,419	9.77
51,813	8 years	8.33	-	-

27,775,857		$12.97	23,057,644	$13.13

The total intrinsic value of the options outstanding and options exercisable were $438,000 as of December 31, 2012. At December 31, 2012, unearned compensation costs related to all nonvested awards of options not yet recognized totaled $1.1 million, and will be recognized over a weighted-average period of approximately 2.7 years.

d) Restricted Stock Plans

Hudson City Bancorp granted stock awards pursuant to the RRP established in January 2000 and the SIP established in January 2006. Expense for stock awards is recognized ratably over the vesting period based on the fair value of the common stock on the grant date. No stock awards have been granted pursuant to the 2011 SIP.

The RRP were authorized, in the aggregate, to purchase not more than 14,901,480 shares of common stock, and have purchased 14,887,855 shares on the open market at an average price of $2.91 per share. Generally, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2012, common stock that had not been awarded totaled 13,625 shares.

During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the 2006 SIP for 847,750 shares of our common stock. These shares were issued from treasury stock and were scheduled to vest in annual installments over a three-year period if certain performance measures were met and employment continued through the vesting date. These performance measures were met and we recorded compensation expense for the 2009 stock awards over the vesting period based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the “2010 stock awards”) pursuant to the 2006 SIP for 18,000 shares of our common stock. Expense for the 2010 stock awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12 Total compensation expense for the restricted stock plans amounted to $79,000, $3.5 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of the status of the granted, but unvested shares under the RRP and SIP Plan as of December 31, and changes during those years, is presented below:

	Restricted Stock Awards

	2012		2011		2010

	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of period	294,584	$12.07	583,167	$12.06	959,956	$12.00

Granted	-	-	-	-	18,000	13.12

Vested	(288,584)	12.05	(288,583)	12.05	(394,789)	11.94

Forfeited	(6,000)	13.12	-	-	-	-

Outstanding at end of period	-	$-	294,584	$12.07	583,167	$12.06

The per share weighted-average vesting date fair value of the shares vested during 2012, 2011, and 2010 was $6.83, $9.50, and $13.16, respectively.

e) Stock Unit Awards

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

Stock unit awards were made in 2012 (the “2012 stock unit awards”) pursuant to the 2011 SIP for a total of $12.7 million, or stock units of 1,768,681 shares. 2012 stock unit awards to employees vest if service continues through the third anniversary of the awards and certain financial performance measures are met. The 2012 stock unit awards include stock units of 974,528 shares that will be settled, if vested, in shares of our common stock on the third and sixth anniversaries of the awards. The 2012 stock unit awards also included variable performance stock units (“VPUs”) of 718,826 shares which will be settled, if vested, in shares of our common stock on the third anniversary of the awards. The percentage of VPUs that will vest will be determined by ranking the total shareholder return of the Company’s common stock over the performance period against the total shareholder return of a peer group of 50 companies and also on return on tangible equity measures. Based on the level of performance, between 0% and 150% of the VPUs may vest. The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized regardless of whether the market conditions are met. Based on performance through December 31, 2012, the Company has determined that 60.25% of the VPUs may vest upon service through their vesting dates.

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

The expected volatility assumption was calculated based on the weighting of our historical and rolling volatility for the expected term of the grants. The risk-free interest rate was determined by reference to the continuously compounded yield on Treasury obligations for the expected term.

The remaining 75,327 2012 stock unit awards, which were granted to outside directors, will vest on continued service through April 2013 and will be settled upon resignation from the Board of Directors. Expense for the stock unit awards is recognized over their vesting period and is based on the fair value of our common stock on each stock unit grant date, based on quoted market prices. Expense attributable to the stock unit awards amounted to $6.1 million, $2.6 million and $42,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of the status of the granted, but unvested shares under the SIP Plan as of December 31, and changes during those years, is presented below:

	Stock Unit Awards

	2012		2011		2010

	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of period	1,024,891	$9.75	20,661	$12.10	-	$-

Granted	1,768,681	7.13	1,004,230	9.70	20,661	12.10

Forfeited	(29,200)	9.71	-	-	-	-

Outstanding at end of period	2,764,372	$8.07	1,024,891	$9.75	20,661	$12.10

 f) Incentive Plans

A tax-qualified profit sharing and savings plan is maintained based on Hudson City’s profitability. All employees are eligible after one year of employment and the attainment of age 21. Expense related to this plan was $2.3 million, $2.3 million, and $2.5 million in 2012, 2011 and 2010, respectively.

Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria. Participants can elect cash payment or elect to defer the award until retirement. The expense related to these plans was $10.2 million, $3.6 million, and $6.8 million in 2012, 2011 and 2010, respectively.

12. Income Taxes

Income tax expense (benefit) is summarized as follows for the years ended December 31:

	2012	2011	2010

	(In thousands)
Federal:
Current	$108,900	$(361,196)	$334,736
Deferred	27,619	(35,605)	(44,256)

Total federal	136,519	(396,801)	290,480

State:
Current	157	13,878	76,294
Deferred	27,963	(136,397)	(11,547)

Total state	28,120	(122,519)	64,747

Total income tax expense (benefit)	$164,639	$(519,320)	$355,227

Not included in the above table are deferred income tax expense amounts of $20.9 million, $(76.8) million, and $68.5 million for 2012, 2011 and 2010, respectively, which represent the deferred income taxes relating to the changes in accumulated other comprehensive income (loss).

The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

	2012	2011	2010

	(Dollars in thousands)

Net income (loss) before income tax expense (benefit)	$413,782	$(1,255,309)	$892,433
Statutory income tax rate	35%	35%	35	%

Computed expected income tax expense (benefit)	144,824	(439,358)	312,352
State income taxes, net of federal income tax expense (benefit)	18,278	(79,638)	42,086
ESOP fair market value adjustment	292	657	2,183
Merger-related expenses	2,125	-	-
Other, net	(880)	(981)	(1,394)

Income tax expense (benefit)	$164,639	$(519,320)	$355,227

The net deferred tax asset consists of the following at December 31:

	2012	2011

	(In thousands)
Deferred tax asset:
Allowance for loan losses	$122,514	$110,783
Loss on debt extinguishment	-	69,239
State operating loss carryforward	63,765	75,751
Postretirement benefits	57,098	55,046
Non-qualified benefit plans	48,030	49,306
ESOP expense	12,755	12,709
Interest on non-accrual loans	45,659	35,394
Other	13,847	12,345

Total deferred tax assets	363,668	420,573

Deferred tax liabilities:
Postretirement benefits	21,630	23,527
Net unrealized gain on securities available for sale	84,631	62,768
Other	1,790	1,463

Total deferred tax liabilities	108,051	87,758

Net deferred tax asset (included in other assets)	$255,617	$332,815

The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. Federal deferred tax assets are recoverable due to the two year loss carryback period for federal purposes. State deferred tax assets, including the state net operating loss are dependent upon the Company’s taxable income in future periods. In management’s opinion, in view of Hudson City’s previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 2012 and 2011.

In July 2006, FASB issued guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Accrued estimated penalties and interest on unrecognized tax benefits were approximately $2.7 million and $2.5 million at December 31, 2012 and 2011, respectively. Estimated penalties and interest of $234,000, $1.2 million and $626,000 are included in income tax (benefit) expense at December 31, 2012, 2011, and 2010, respectively. The Company’s tax returns are subject to examination in the normal course by federal tax authorities for the years 2008 through 2012 and by state authorities for the years 2008 through 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2012	2011

	(In thousands)
Balance at January 1	$7,062	$5,357

Additions based on tax positions related to the current year	281	2,366
Reductions for tax positions of prior years	(463)	(661)

Balance at December 31	$6,880	$7,062

Retained earnings at December 31, 2012 included approximately $58.0 million for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for tax purposes. Under FASB guidance, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that the amount will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in excess of Hudson City Savings’ current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. The unrecognized deferred tax liability with respect to our base-year deduction amounted to $23.5 million at December 31, 2012 and 2011.

13.  Fair Value Measurements and Disclosures

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at December 31, 2012 and 2011, respectively. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by GSEs. The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service and review them for reasonableness. We also own equity securities with a carrying value of $7.5 million and $7.4 million at December 31, 2012 and 2011, respectively, for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2012 and 2011.

		Fair Value at December 31, 2012 using

Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$8,040,742	$-	$8,040,742	$-
Corporate debt	420,590	-	420,590	-

Total available for sale debt securities	$8,461,332	$-	$8,461,332	$-

Available for sale equity securities:
Financial services industry	$7,467	$7,467	$-	$-

Total available for sale equity securities	7,467	7,467	-	-

Total available for sale securities	$8,468,799	$7,467	$8,461,332	$-

		Fair Value at December 31, 2011 using

Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$9,170,390	$-	$9,170,390	$-

Total available for sale debt securities	$9,170,390	$-	$9,170,390	$-

Available for sale equity securities:
Financial services industry	$7,368	$7,368	$-	$-

Total available for sale equity securities	7,368	7,368	-	-

Total available for sale securities	$9,177,758	$7,368	$9,170,390	$-

Assets that were measured at fair value on a non-recurring basis at December 31, 2012 and 2011 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with FASB guidance amounted to $219.8 million and $73.2 million at December 31, 2012 and 2011, respectively. Based on this evaluation, we established an ALL of $1.6 million and $4.4 million for those same respective periods. The provision for loan losses related to these loans amounted to $0 and $2.3 million for 2012 and 2011. Charge-offs related to these loans amounted to $873,000 in 2012 (none in 2011). These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs. Since these impaired loans are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted of one-to four-family properties at December 31, 2012 and 2011 and amounted to $47.3 million and $40.6 million, respectively. During 2012 and 2011, charge-offs to the ALL related to loans that were transferred to foreclosed real estate amounted to $3.0 million and $4.4 million, respectively. Write-downs and net loss on sale related to foreclosed real estate that were charged to non-interest expense amounted to $1.9 million and $7.5 million for those same respective periods.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2012 and 2011.

	Fair Value Measurements at December 31, 2012 using

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
		(In thousands)
Impaired loans	$-	$-	$221,492	$(873)
Foreclosed real estate	-	-	47,332	(1,881)

	Fair Value Measurements at December 31, 2011 using

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
		(In thousands)
Impaired loans	$-	$-	$73,240	$(2,280)
Foreclosed real estate	-	-	40,619	(7,461)

The following table provides a reconciliation of assets measured at fair value on a non-recurring basis at December 31, 2012.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)

	(In thousands)
	Foreclosed Real Estate	Impaired Loans
Balance at December 31, 2010	$45,693	$16,721
Net (losses) gains	(7,461)	(2,280)
Net transfers in (out)	2,387	58,799

Balance at December 31, 2011	$40,619	$73,240
Net (losses) gains	(1,881)	(873)
Net transfers in (out)	8,594	149,125

Balance at December 31, 2012	$47,332	$221,492

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012.

	December 31, 2012
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
		(In thousands)
Impaired loans:
One-to four-family mortgages	$206,044	Net Present Value	N/A	0.0%-50.3% (3.1%)
Multi-family, Commercial and Construction mortgages	15,448	Appraisal Value	Adjustment for differences between the comparable sales.	N/A

Foreclosed real estate	47,322	Appraisal Value	Adjustment for differences between the comparable sales.	0.0%-100.0% (7.2%)

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

The estimated fair value of Hudson City’s financial instruments is summarized as follows at December 31:

	2012		2011

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)

Assets:
Cash and due from banks	$171,042	$171,042	$194,029	$194,029
Federal funds sold	656,926	656,926	560,051	560,051
Investment securities held to maturity	39,011	45,592	539,011	545,761
Investment securities available for sale	428,057	428,057	7,368	7,368
Federal Home Loan Bank of New York stock	356,467	356,467	510,564	510,564
Mortgage-backed securities held to maturity	2,976,757	3,172,473	4,115,523	4,368,423
Mortgage-backed securities available for sale	8,040,742	8,040,742	9,170,390	9,170,390
Loans	26,886,065	28,223,227	29,137,359	30,935,705

Liabilities:
Deposits	23,483,917	23,679,903	25,507,760	25,707,551
Borrowed funds	12,175,000	14,368,603	15,075,000	17,428,484

14.  Regulatory Matters

Hudson City Savings is subject to comprehensive regulation, supervision and periodic examination by the OCC. Deposits at Hudson City Savings are insured up to the standard limits of coverage provided by the Deposit Insurance Fund (“DIF”) of the FDIC.

On March 30, 2012, the Bank entered into an MOU with the OCC. The Company also entered into the Company MOU on April 24, 2012. See Note 1 to the consolidated financial statements for a description of these regulatory agreements.

OCC regulations require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors. Management believes that, as of December 31, 2012, Hudson City Savings met all capital adequacy requirements to which it is subject. As of December 31, 2012, Hudson City Savings met the applicable requirements to be considered “well capitalized”.

The following is a summary of Hudson City Savings’ actual capital amounts and ratios as of December 31, 2012 and 2011, compared to the OCC minimum capital adequacy requirements and the OCC requirements for classification as a well-capitalized institution:

			OCC Requirements

	Bank Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2012
Tangible capital	$4,059,774	10.09%	$603,356	1.50%	n/a	n/a
Leverage (core) capital	4,059,774	10.09	1,608,950	4.00	$2,011,188	5.00%
Total-risk-based capital	4,309,575	21.59	1,596,842	8.00	1,996,053	10.00

December 31, 2011
Tangible capital	$3,980,011	8.83%	$676,054	1.50%	n/a	n/a
Leverage (core) capital	3,980,011	8.83	1,802,810	4.00	$2,253,512	5.00%
Total-risk-based capital	4,245,598	20.00	1,698,024	8.00	2,122,531	10.00

The OCC may take certain supervisory actions under the prompt corrective action regulations of the Federal Deposit Insurance Corporation Improvement Act with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the OCC regulations, an institution is considered well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0% and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk-weightings and other factors.

The Reform Act requires the federal banking agencies (the “Agencies”) to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject to. As a result, no later than July 2015 we will become subject to consolidated capital requirements which we have not been subject to previously.

In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. The Basel III capital rules will be implemented through regulations issued by the Agencies. In June 2012, the Agencies issued a notice of proposed rulemaking for three sets of proposed rules (the “Proposed Rules”), which will subject all savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements. These three sets of proposed rules would revise the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Basel III capital standards, and revise the FRB’s rules for calculating risk-weighted assets to enhance their risk sensitivity. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets were expected to be phased-in beginning in January 2013, however, the Agencies announced on November 9, 2012 that such proposed rules would not become effective in January 2013. At this time, no final rules have been announced or published and no further guidance has been issued by any of the Agencies.

The OCC regulates all capital distributions by Hudson City Savings directly or indirectly to Hudson City Bancorp, including dividend payments. Hudson City Savings may not pay dividends to Hudson City Bancorp if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements. A subsidiary of a savings and loan holding company, such as Hudson City Savings, must file a notice or seek affirmative approval from the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Currently, Hudson City Savings must seek approval from the OCC for future capital distributions. In addition, as the subsidiary of a savings and loan holding company, Hudson City Savings must also receive approval from the FRB before declaring a dividend.

Upon completion of the second-step conversion, Hudson City Bancorp established a “liquidation account” in an amount equal to the total equity of Hudson City Savings as of the latest practicable date prior to the second-step conversion. The liquidation account was established to provide a limited priority claim to the assets of Hudson City Savings to “eligible account holders” and “supplemental eligible account holders”, as defined in the plan of conversion and reorganization, who continue to maintain deposits in Hudson City Savings after the second-step conversion. In the unlikely event of a complete liquidation of Hudson City Savings at a time when Hudson City Savings has a positive net worth, and only in such event, each eligible account holder and supplemental eligible account holder would be entitled to receive a liquidation distribution, prior to any payment to the stockholders of Hudson City Bancorp. In the unlikely event of a complete liquidation of Hudson City Savings and Hudson City Bancorp does not have sufficient assets (other than the stock of Hudson City Savings) to fund the obligation under the liquidation account, Hudson City Savings will fund the remaining obligation as if Hudson City Savings had established the liquidation account rather than Hudson City Bancorp. Any assets remaining after the liquidation rights of eligible account holders and supplemental eligible account holders are satisfied would be distributed to Hudson City Bancorp as the sole stockholder of Hudson City Savings.

15.  Commitments and Contingencies

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

At December 31, 2012, Hudson City Savings had variable- and fixed-rate first mortgage loan commitments to extend credit of approximately $321.4 million and $111.7 million, respectively; commitments to purchase fixed-rate first mortgage loans of $140,000; and unused home equity, overdraft and commercial/construction lines of credit of approximately $159.0 million, $2.6 million, and $3.1 million, respectively. At December 31, 2011, Hudson City Savings had variable- and fixed-rate first mortgage loan commitments to extend credit of approximately $259.2 million and $178.7 million, respectively; commitments to purchase fixed-rate first mortgage loans of $140,000; and unused home equity, overdraft and commercial/construction lines of credit of approximately $172.9 million, $2.6 million, and $3.3 million, respectively. These commitment amounts are not included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.

Except as described below, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Eighteen putative class action complaints have been filed in the Court of Chancery, Delaware against Hudson City Bancorp, its directors, and M&T challenging the Merger. On November 20, 2012, the Delaware Court of Chancery ordered that all eighteen pending actions be consolidated for all purposes under the caption “In re Hudson City Bancorp Shareholder Litigation,” designated Case No. 7850 as the operative docket number, and designated the corrected amended verified class action complaint in that case as the operative complaint (the “Delaware Operative Complaint”). The Court also designated the pending motion to expedite discovery in that action as operative, deemed any pending discovery requests in Case No. 7832 as operative, and deemed a Subpoena to Evercore Group, L.L.C. in Case No. 7823 as operative. Evercore Group, L.L.C. acted as an advisor to M&T in the Merger.

The Delaware Operative Complaint names Hudson City Bancorp, all of the current members of Hudson City Bancorp’s board of directors, M&T, and WTC as defendants. Certain of the Delaware complaints also named Hudson City Savings Bank as a defendant. The Delaware Operative Complaint alleges that the Hudson City Bancorp directors breached their fiduciary duties to Hudson City Bancorp’s public stockholders by approving the Merger at an unfair price. It also alleges that the Merger was the product of a flawed sales process because the Hudson City Bancorp board did not actively shop Hudson City Bancorp before entering into a merger agreement with M&T and that it was tainted by a number of material conflicts of interest, including that one M&T director previously worked for a law firm that rendered substantial services to Hudson City Bancorp over a number of years, the board’s financial advisor stands to collect the majority of its $19 million advisory fee upon the consummation of the proposed transaction and is a wholly-owned subsidiary of one of the largest institutional shareholders of M&T, and Hudson City Bancorp directors will receive certain benefits from the Merger not shared in by other Hudson City Bancorp stockholders, including certain paid positions with M&T following the consummation of the proposed transaction. The Delaware Operative Complaint further alleges that the Hudson City Bancorp directors approved provisions in the Merger Agreement that constitute impermissible deal protection devices, including a “no solicitation” provision that allegedly prevents the Hudson City Bancorp board from actively soliciting potential other merger partners and apprise M&T of its receipt of any unsolicited inquiries from potential other merger partners, a provision that allegedly prevents the board from terminating the proposed transaction in the event it receives a superior proposal from another bidder, a “matching rights” provision that allegedly requires the Hudson City Bancorp board to afford M&T three business days to match any superior proposal from another bidder, an “information rights” provision that allegedly requires the Hudson City Bancorp board to provide full information about any competing proposals to M&T, and a “termination fee” provision that allegedly requires Hudson City Bancorp to pay M&T $125 million if the Hudson City Bancorp board determines to pursue a superior proposal or withdraw its recommendation in favor of the proposed transaction. The Delaware Operative Complaint further alleges that M&T and WTC aided and abetted the alleged breaches of fiduciary duties. The Delaware Operative Complaint also alleges that Hudson City Bancorp and M&T have filed a misleading and incomplete Form S-4 with the SEC in connection with the proposed transaction.

Six putative class actions challenging the Merger have also been filed in the Superior Court for Bergen County, Chancery Division, of New Jersey (the “New Jersey Court”). On October 12, 2012, the New Jersey Court ordered that the actions be consolidated for all purposes (the “New Jersey Consolidated Actions”) under the caption “In re Hudson City Bancorp, Inc. Shareholder Litigation,” designated Case No. 259-12 as the operative docket number, and designated the class action complaint filed in Case No. C-266-12 as the operative complaint. On November 9, 2012, the plaintiffs in the New Jersey Consolidated Actions filed a consolidated and amended class action complaint (the “New Jersey Consolidated Complaint”).

These complaints, including the New Jersey Consolidated Complaint, allege that the Hudson City Bancorp directors breached their fiduciary duties to Hudson City Bancorp’s public stockholders by approving the Merger at an unfair price. They also variously allege that the Hudson City Bancorp board approved the Merger through a flawed sales process, including because the Hudson City Bancorp board approved the Merger in the absence of a competitive sales process and that the process was tainted by certain alleged conflicts of interest on the part of the Hudson City Bancorp directors regarding certain personal and financial benefits they will receive upon consummation of the proposed transaction that public stockholders of Hudson City Bancorp will not receive. The New Jersey complaints, including the New Jersey Consolidated Complaint, also allege that the Hudson City Bancorp board breached their fiduciary duties because they agreed to a merger agreement with allegedly impermissible deal protection devices, including a “no solicitation” provision that allegedly prevents Hudson City Bancorp from shopping itself to other potential bidders, an “information rights” provision that allegedly requires the Hudson City Bancorp board to provide full information about any competing proposals to M&T, and a “termination fee” provision that allegedly requires Hudson City Bancorp to pay M&T $125 million in the event Hudson City Bancorp pursues a superior bid. The New Jersey Consolidated Complaint further alleges that Hudson City Bancorp and M&T filed a materially false and misleading Form S-4 in connection with the proposed transaction. The complaints, including the New Jersey Consolidated Complaint, further allege that M&T aided and abetted the alleged breaches of fiduciary duties. Certain of the complaints also allege that Hudson City Bancorp and WTC aided and abetted the alleged breaches of fiduciary duties.

All 24 lawsuits seek, among other things, to enjoin completion of the Merger and an award of costs and attorneys’ fees. Certain of the actions also seek an accounting of damages sustained as a result of the alleged breaches of fiduciary duty and punitive damages. The court in Delaware has set a hearing date with respect to the preliminary injunction motion filed by the plaintiffs, which is scheduled to occur prior to the date of the shareholders meeting to approve the Merger. The defendants believe these actions are without merit and intend to defend vigorously against the claims.

16. Parent Company Only Financial Statements

Set forth below are the condensed financial statements for Hudson City Bancorp, Inc.:

Statements of Financial Condition

	December 31, 2012	December 31, 2011

	(In thousands)

Assets:
Cash and due from subsidiary bank	$136,014	$137,822
Investment in subsidiary	4,344,092	4,199,876
ESOP loan receivable	223,763	226,593

Total Assets	$4,703,869	$4,564,291

Stockholders’ Equity:
Accrued expenses\	$4,061	$3,851
Total stockholders’ equity	4,699,808	4,560,440

Total Liabilities and Stockholders’ Equity	$4,703,869	$4,564,291

Statements of Operations

	Year Ended December 31,

	2012	2011	2010

	(In thousands)

Income:
Dividends received from subsidiary	$160,000	$87,524	$320,000
Interest on ESOP loan receivable	11,329	11,464	11,593
Interest on deposit with subsidiary	352	733	1,483

Total income	171,681	99,721	333,076

Expenses	7,279	1,380	1,466

Income before income tax expense and equity in undistributed net income (loss) of subsidiary	164,402	98,341	331,610

Income tax expense	3,774	4,068	4,360

Income before equity in undistributed net income (loss) of subsidiary	160,628	94,273	327,250

Equity in undistributed net income (loss) of subsidiary	88,515	(830,262)	209,956

Net income (loss)	$249,143	$(735,989)	$537,206

Statements of Cash Flows

	Year Ended December 31,

	2012	2011	2010

	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$249,143	$(735,989)	$537,206
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income (loss)	(88,515)	830,262	(209,956)
Decrease in other assets	-	-	231
Increase in accrued expenses	210	3,720	131

Net Cash Provided by Operating Activities	160,838	97,993	327,612

Cash Flows from Investing Activities:
Principal collected on ESOP loan	2,830	2,695	2,568

Net Cash Provided by Investing Activities	2,830	2,695	2,568

Cash Flows from Financing Activities:
Purchases of treasury stock	(427)	(163)	(464)
Exercise of stock options	3,905	3,165	1,235
Cash dividends paid on unallocated ESOP shares	(10,161)	(12,757)	(20,208)
Cash dividends paid	(158,793)	(192,698)	(295,757)

Net Cash Used in Financing Activities	(165,476)	(202,453)	(315,194)

Net (Decrease) Increase in Cash Due from Bank	(1,808)	(101,765)	14,986

Cash Due from Bank at Beginning of Year	137,822	239,587	224,601

Cash Due from Bank at End of Year	$136,014	$137,822	$239,587

17. Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2012 and 2011.

	2012 Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)

Interest and dividend income	$448,791	$430,661	$405,429	$388,158
Interest expense	214,673	206,408	202,141	195,894

Net interest income	234,118	224,253	203,288	192,264
Provision for loan losses	25,000	25,000	20,000	25,000

Net interest income after provision for loan losses	209,118	199,253	183,288	167,264

Non-interest income	2,787	2,924	3,017	2,733
Non-interest expense	91,598	83,571	93,877	87,556

Income before income tax expense	120,307	118,606	92,428	82,441
Income tax expense	47,320	46,330	36,496	34,493

Net Income	$72,987	$72,276	$55,932	$47,948

Basic earnings per share	$0.15	$0.15	$0.11	$0.10

Diluted earnings per share	$0.15	$0.15	$0.11	$0.10

	2011 Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)

Interest and dividend income	$617,523	$552,732	$524,238	$472,844
Interest expense	361,122	279,823	279,895	265,863

Net interest income	256,401	272,909	244,643	206,981
Provision for loan losses	40,000	30,000	25,000	25,000

Net interest income after provision for loan losses	216,401	242,909	219,643	181,981

Non-interest income	105,207	2,732	3,094	2,884
Non-interest expense	1,240,568	85,837	83,661	820,094

(Loss) income before income tax expense	(918,960)	159,804	139,076	(635,229)
Income tax (benefit) expense	(363,296)	63,796	54,873	(274,693)

Net (loss) income	$(555,664)	$96,008	$84,203	$(360,536)

Basic (loss) earnings per share	$(1.13)	$0.19	$0.17	$(0.73)

Diluted (loss) earnings per share	$(1.13)	$0.19	$0.17	$(0.73)

18. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Year Ended December 31,

	2012			2011				2010

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

	(In thousands, except per share data)

Net income (loss)	$249,143			$(735,989)			$537,206

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$249,143	496,570	$0.50	$(735,989)	494,629	$(1.49)	$537,206	493,033	$1.09

Effect of dilutive common stock equivalents	-	35		-	-		-	1,281

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$249,143	496,605	$0.50	$(735,989)	494,629	$(1.49)	$537,206	494,314	$1.09

Excludes options to purchase 24,036,905 shares, 26,833,269 shares and 16,160,000 shares, respectively, of the Company’s common stock which were outstanding for the years ended December 31, 2012, 2011 and 2010 as their inclusion would be anti-dilutive.

19. Recent Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that an entity report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendment does require that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We do not expect this ASU will have a material impact on our financial condition, results of operations or financial statement disclosures.

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

In September 2011, FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in the accounting guidance. The guidance in ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test and an entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 does not change current accounting guidance for testing other indefinite-lived intangible assets for impairment. This guidance is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted, including annual and interim goodwill impairment tests performed prior to September 15, 2011. Adoption of this ASU did not have a material impact on our financial condition, results of operations or financial statement disclosures.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ronald E. Hermance, Jr., our Chairman and Chief Executive Officer and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hudson City’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria and we identified no material weakness requiring corrective action with respect to those controls.

Hudson City’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December  31, 2012.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the corporate governance of the Company is presented under the headings “Proposal 1 - Election of Directors -General,” “-Who Our Directors Are,” “-Nominees for Election as Directors,” “-Continuing Directors,” “-Executive Officers,” “-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is presented under the heading “Corporate Governance – Meetings of the Board of Directors and its Committees” in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available on our website at www.hcbk.com, and will be provided free of charge by contacting Susan Munhall, Investor Relations, at (201) 967-8290.

Item 11.  Executive Compensation

Information regarding executive compensation is presented under the headings “Compensation Discussion and Analysis ,” “-Compensation of Executive Officers and Directors-,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “-Compensation Committee Report” in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding equity compensation plans is presented under the heading “Compensation of Executive Officers and Directors – Compensation Plans” in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in Hudson City Bancorp’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	The following consolidated financial statements are in Item 8 of this annual report:

—	Reports of Independent Registered Public Accounting Firm
—	Consolidated Statements of Financial Condition as of December 31, 2012 and 2011
—	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
—	Consolidated Statements of Comprehensive Income (Loss) for the years Ended December 31, 2012, 2011 and 2010
—	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

—	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
—	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

2.1	Amended and Restated Plan of Conversion and Reorganization of Hudson City, MHC, Hudson City Bancorp, Inc. and Hudson City Savings Bank (1)
2.2	Agreement and Plan of Merger by and between Hudson City Bancorp, Inc. and Sound Federal Bancorp, Inc. (2)
2.3	Agreement and Plan of Merger by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation (22)
3.1	Amended and Restated Certificate of Incorporation of Hudson City Bancorp, Inc. (15)
3.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (4)
4.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)
4.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)
4.3	Form of Stock Certificate of Hudson City Bancorp, Inc. (3)
10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (Incorporating amendments No. 1,2,3,4,5, 6 and 7) (17)
10.2A	Profit Incentive Bonus Plan of Hudson City Savings Bank Adoption Agreement No. 1 (5)
10.2B	Profit Incentive Bonus Plan of Hudson City Savings Bank (5)
10.3

Form of Amended and Restated Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (together with Schedule pursuant to Instruction 2 of Item 601 of Regulation S-K) (13)

10.4	Severance Pay Plan of Hudson City Savings Bank (3)
10.5	Hudson City Savings Bank Outside Directors Consultation Plan (3)
10.6	Hudson City Bancorp, Inc. 2000 Stock Option Plan (6)
10.8	Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan (7)
10.9	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Ronald E. Butkovich (8)
10.10	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Christopher Nettleton (8)
10.11	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Ronald E. Hermance, Jr. (13)
10.12	Amended and Restated Employment Agreement between Hudson City Savings Bank and Ronald E. Hermance, Jr. (13)
10.13	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Denis J. Salamone (13)
10.14	Amended and Restated Employment Agreement between Hudson City Savings Bank and Denis J. Salamone (13)
10.15	Executive Officer Annual Incentive Plan of Hudson City Savings Bank (12)
10.16	Amended and Restated Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)
10.17	Amended and Restated Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)
10.18	Amended and Restated Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)
10.19	Form of Amended and Restated Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)
10.20	Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)
10.21	Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)
10.22	Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.23	Form of Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)
10.24	Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (10)
10.25	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (11)
10.26	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (11)
10.27	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (11)
10.28	Benefit Maintenance Plan of Hudson City Savings Bank (13)
10.29	Summary of Material Terms of Directed Charitable Contribution Program (11)
10.30	Summary of Director Compensation (20)
10.31	Directors’ Deferred Compensation Plan of Hudson City Bancorp, Inc. (13)
10.32	Officers’ Deferred Compensation Plan of Hudson City Bancorp, Inc. (13)
10.33	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance-Based Restricted Stock Award Notice (14)
10.34	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (5)
10.35	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (5)
10.36	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (5)
10.37	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Restricted Stock Award Notice (16)
10.38	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice (16)
10.39	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice Employees (18)
10.40	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice Non-employee Directors (18)
10.41	Hudson City Bancorp, Inc. Amended & Restated 2011 Stock Incentive Plan (19)
10.42	Form of Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan Variable Deferred Stock Unit Award Notice Employees (21)
10.43	Letter Agreement with Ronald E. Hermance, Jr. dated December 24, 2012*
10.44	Letter Agreement with Denis J. Salamone dated December 24, 2012*
10.45	Form of Letter Agreement with officer dated December 24, 2012*
21.1	Subsidiaries of Hudson City Bancorp, Inc.*
23.1	Consent of KPMG LLP *
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*
101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (vi) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vii) Notes to the Consolidated Financial Statements. *

(1) Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-122989 on Form S-3 filed with the Securities and Exchange Commission on February 25, 2005, as amended.

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

(15) Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q/A (Amendment No.1) for the quarter ended June 30, 2012 filed with the Securities and Exchange Commission on October 11, 2012.

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

(18) Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission on August 5, 2011.

(19) Incorporated herein by reference to the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on March 17, 2011.

(20) Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Securities and Exchange Commission on May 10, 2012.

(21) Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the Securities and Exchange Commission on November 9, 2012.

(22) Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2012.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on February 28, 2013.

Hudson City Bancorp, Inc.

By:	/s/ Ronald E. Hermance, Jr	/s/ James C. Kranz

	Ronald E. Hermance, Jr	James C. Kranz
	Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)	(Principal Financial Officer)

/s/ Anthony J. Fabiano
Anthony J. Fabiano
Executive Vice President
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald E. Hermance, Jr.	Director, Chairman and Chief Executive Officer	February 28, 2013
Ronald E. Hermance, Jr.	(Principal Executive Officer)

/s/ Denis J. Salamone	Director, President and Chief Operating Officer	February 28, 2013
Denis J. Salamone

/s/ Michael W. Azzara	Director	February 28, 2013
Michael W. Azzara

/s/ William G. Bardel	Director	February 28, 2013
William G. Bardel

/s/ Scott A. Belair	Director	February 28, 2013
Scott A. Belair

NAME	TITLE	DATE

/s/ Victoria H. Bruni	Director	February 28, 2013
Victoria H. Bruni

/s/ Cornelius E. Golding	Director	February 28, 2013
Cornelius E. Golding

/s/ Donald O. Quest	Director	February 28, 2013
Donald O. Quest

/s/ Joseph G. Sponholz	Director	February 28, 2013
Joseph G. Sponholz