Form 10-K/A
period 2012-12-31
HUDSON CITY BANCORP INC
filed 2013-04-30
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 22, 2013, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 528,419,170 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was $3,099,211,308. This figure was based on the closing price by the NASDAQ Global Market for a share of the registrant’s common stock, which was $6.37 as reported by the NASDAQ Global Market on June 30, 2012.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of Hudson City Bancorp, Inc. (“Hudson City Bancorp” or the “Company”) on Form 10-K/A (“Form 10-K/A”) amends our annual report on Form 10-K for the year ended December 31, 2012, which was originally filed on February 28, 2013 (“Original Form 10-K”). This Form 10-K/A is being filed for the sole purpose of providing the information required by Part III of Form 10-K. The Part III information may be incorporated by reference from the Company’s definitive proxy statement, or if such proxy statement is not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, such information may be included in an amendment to the Form 10-K.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Who Our Directors Are

The table below states certain information with respect to each director of Hudson City Bancorp (including time spent on the Board of Directors or Board of Managers of Hudson City Savings Bank (“Hudson City Savings”) prior to the incorporation of Hudson City Bancorp on March 4, 1999). There are no arrangements or understandings between Hudson City Bancorp and any director or nominee pursuant to which such person was elected or nominated to be a director of Hudson City Bancorp. For information with respect to security ownership of directors, see “Security Ownership of Certain Beneficial Owners and Management — Directors and Executive Officers.”

Name	Age(1)	Director Since	Term Expires	Positions Held at Hudson City
Ronald E. Hermance, Jr.	65	1988	2014	Director, Chairman and Chief Executive Officer
Denis J. Salamone	60	2001	2015	Director, President and Chief Operating Officer
Michael W. Azzara	66	2002	2015	Director
Victoria H. Bruni	71	1996	2015	Director
Donald O. Quest, M.D.	73	1983	2013	Director
Joseph G. Sponholz	69	2002	2013	Director
Cornelius E. Golding	65	2010	2013	Director
William G. Bardel	73	2003	2014	Director
Scott A. Belair	65	2004	2014	Director

(1)	As of May 1, 2013.

Directors

Ronald E. Hermance, Jr. has been Chief Executive Officer of Hudson City Bancorp and Hudson City Savings since January 1, 2002 and Chairman of the Board since January 1, 2005. Mr. Hermance previously served as President of Hudson City Bancorp and Hudson City Savings from January 1, 2002 until December 2010. Prior to assuming these positions, Mr. Hermance had served as President and Chief Operating Officer of Hudson City Bancorp since its incorporation in 1999 and of Hudson City Savings since January 1997. Mr. Hermance previously was Senior Executive Vice President and Chief Operating Officer from the time he joined Hudson City Savings in 1988. He was elected to the Board of Managers of Hudson City Savings in 1988. Prior to joining Hudson City Savings, Mr. Hermance was Chief Financial Officer of Southold Savings Bank, Long Island, New York. In addition, Mr. Hermance also served as Senior Vice President and Chief Lending Officer for Bankers Trust Company of Western New York, a division of Bankers Trust Company of New York. From 2004 to 2012, Mr. Hermance was an elected member of the board of directors of the Federal Home Loan Bank of New York, where he was Chairman of the Nominating and Corporate Governance Committee and also served on the Executive Committee. Mr. Hermance is a graduate of St. John Fisher College in Rochester, New York where he currently serves as a Trustee on its Board.

Mr. Hermance has over 45 years of experience in the banking industry, both in management and as a board member. Of these 40 years, Mr. Hermance has spent 24 years with the Company serving in senior management capacities. Mr. Hermance’s management skills, leadership skills and knowledge of the banking industry strengthen the Board’s collective knowledge, capabilities and experience.

Denis J. Salamone has served as President and Chief Operating Officer of Hudson City Bancorp and Hudson City Savings since December 2010. Prior to assuming these positions, Mr. Salamone served as Senior Executive Vice President and Chief Operating Officer of Hudson City Bancorp and Hudson City Savings from January 1, 2002 and prior to that time served as Senior Executive Vice President since October 2001. He was elected to the Board of Directors in October 2001. Prior to joining the Company, Mr. Salamone had a 26 year career with the independent accounting firm of PricewaterhouseCoopers LLP, where he had been a partner for 16 years. Immediately prior to joining Hudson City Bancorp, Mr. Salamone was the Global Financial Services leader for Audit and Business Advisory Services, and a member of the PricewaterhouseCoopers eighteen member board of partners. Mr. Salamone is a member of the American Institute of CPAs and a member of the New York State Society of CPAs. He graduated in 1975 with a B.S. in Accounting from St. Francis College where he is currently a member of its Board of Trustees. Mr. Salamone served as Acting Chairman and Chief Executive Officer during Mr. Hermance’s medical leave in 2012.

Mr. Salamone has 37 years of experience in the financial services industry. Prior to joining the Company, for 27 years Mr. Salamone served a clientele consisting of many banks and investment banks as a professional advisor. As a partner at a major accounting firm working with financial institutions, Mr. Salamone developed a depth of knowledge in areas of accounting, risk management, internal control, regulatory compliance and operational efficiency and effectiveness which are a valuable asset to the Board of Directors. Mr. Salamone’s skills, experience and knowledge strengthen the Board’s collective knowledge, capabilities and experience.

Michael W. Azzara has been a part-time Senior Consultant with the executive search and consulting firm of Foley Proctor Yoskowitz since October 2003. He is the retired President and Chief Executive Officer of Valley Health System, a regional health care provider comprised of The Valley Hospital in Ridgewood, New Jersey, Valley Home Care and the Valley Health Medical Group, a position he held from 1997 to his retirement in 2003. Prior to assuming such position, Mr. Azzara served as President and Chief Executive Officer of The Valley Hospital. Mr. Azzara serves as Chair of the Advisory Board to the Dean of the School of Arts and Sciences, Rutgers University. He also serves as Chair of the Board of Trustees of the non-profit Bergen Volunteer Medical Initiative. Mr. Azzara had served on the Board of Directors of Ridgewood Savings Bank for 13 years until its purchase by another community bank. A graduate of Rutgers University, he has a Masters degree from Cornell Graduate School of Business and Public Administration. Mr. Azzara is also a Life Fellow of the American College of Health Care Executives.

As a former health care executive with 22 years of experience serving as a Chief Executive Officer, Mr. Azzara has developed and demonstrated valuable leadership skills and extensive experience with the myriad of issues facing corporate entities, including government regulations, risk management, governance, leadership development and human resources. A resident of Northern New Jersey for his entire life, and a former board member of a Northern New Jersey savings bank, Mr. Azzara possesses insightful knowledge of the market area currently served by Hudson City Savings, including regional economic conditions and the competitive landscapes. All of these qualities, as well as the unique contributions Mr. Azzara makes as the only outside director with experience as a chief executive officer, strengthen the Board’s collective knowledge, capabilities and experience.

William G. Bardel was the Associate Headmaster and Chief Financial Officer of the Lawrenceville School, a preparatory high school in Lawrenceville, New Jersey, from 1994 until 2006. The Lawrenceville School had an annual budget of $40 million and an endowment of $200 million. Previously, from 1988 to 1994, he served as head of the Government Advisory Group of Lehman Brothers in London, England, which provided financial market guidance to developing nations in Africa, Asia, Eastern Europe, South America and the Middle East, having been named a Managing Director of Lehman Brothers in 1984. Since 2006, Mr. Bardel has acted as a financial consultant to a number of educational institutions. Mr. Bardel currently serves as the Audit Committee’s financial expert. A graduate of Yale University, he has a Masters degree from Oxford University where he was a Rhodes Scholar. Mr. Bardel received his J.D. from Harvard Law School and was a member of the bar in the state of New York until he ceased the active practice of law. Mr. Bardel currently serves as our lead independent director.

Having worked for many years in the financial services industry and as the Chief Financial Officer of a prestigious educational institution, Mr. Bardel possesses a strong overall knowledge of both business and finance. In addition, as an attorney Mr. Bardel also possesses a valuable understanding of the legal system and an ability to assess and evaluate risk from a legal as well as a business standpoint. These skills, combined with Mr. Bardel’s leadership experience in several capacities, strengthen the Board’s collective knowledge, capabilities and experience.

Scott A. Belair is a co-founder of Urban Outfitters, Inc., a NASDAQ-listed retailer and wholesaler operating under the brand names Urban Outfitters, Anthropologie and Free People, and has served on its Board of Directors since 1970. Previously, Mr. Belair, a CPA, was a Principal at Morgan Stanley and Vice President and Chief Financial Officer of the international offices and subsidiaries at Goldman Sachs, having worked at these investment banks for more than 15 years. In addition, Mr. Belair has been Principal at The ZAC Group, performing financial advisory services, since 1989. A graduate of Lehigh University, he has an MBA from the University of Pennsylvania.

As a CPA, and having previously served in various senior managerial roles for financial services companies, Mr. Belair has gained extensive knowledge of the financial services industry and the many accounting, regulatory and risk management issues faced by financial institutions. The unique perspective Mr. Belair brings from his background as an entrepreneur and his extensive experience in the areas of business growth and the development of business strategy as a co-founder of Urban Outfitters, Inc., strengthen the Board’s collective knowledge, capabilities and experience.

Victoria H. Bruni served as Vice President for Administration and Finance at Ramapo College of New Jersey, a public four year liberal arts college with an annual budget of over $100 million, from June 1993 until July 2006. She was responsible for financial planning and reporting, budgets, public financings, accounting operations, and purchasing, as well as administrative functions such as human resources and capital facilities planning, construction and maintenance. From 1964 to 1993 she served in various management and executive positions at New Jersey Bell Telephone Co./Bell Atlantic, including Assistant Comptroller, Treasurer, Assistant Secretary and Attorney. A graduate of Smith College, she received her J.D. with honors from Seton Hall University School of Law. Ms. Bruni was a member of the bar in the state of New Jersey until she ceased the active practice of law. Ms. Bruni is a former member of the NYC Downtown Economists Club.

Prior to Ms. Bruni’s retirement in 2006, her professional career spanned 42 years, 29 of which were spent in managerial and executive positions where she gained valuable leadership and governance experience and a strong understanding of corporate financial matters and human resources related issues. In addition, as an attorney admitted to the bar since 1978, Ms. Bruni possesses a valuable understanding of the legal system and the ability to assess and evaluate risk from a legal as well as a business standpoint. Ms. Bruni’s skills, experience and knowledge, as well as the unique perspective she brings as the only outside director with line officer experience in human resources management, strengthen the Board’s collective knowledge, capabilities and experience.

Cornelius E. Golding was the Senior Vice President and Chief Financial Officer of Atlantic Mutual Insurance Company, where, among other responsibilities, he oversaw the corporate investment portfolio, a position he held from August 1994 to his retirement in September 2003. Previously, from 1981 to 1994, Mr. Golding served in various management and executive positions at Atlantic Mutual Insurance Company, including Senior Vice President and Comptroller, Vice President and Comptroller and Vice President-Internal Audit. Prior to joining Atlantic Mutual Insurance Company, Mr. Golding served as the Vice President of Ideal Mutual Insurance Company in 1979 and as the Assistant Controller of AIG, a position he held from December 1979 to March 1980. From 1974 to 1979 Mr. Golding served in various positions at Crum & Forster, including Assistant Controller and from 1972 to 1974 Mr. Golding was employed by the Robert Stigwood Organization. Prior to 1972, Mr. Golding worked for the independent accounting firm of Price Waterhouse (now PricewaterhouseCoopers) as an auditor. Mr. Golding serves on the Board of Directors of United Automobile Insurance Group where he is a member of the Corporate Governance Committee, Audit Committee and Investment Committee, and as Trustee of the John A. Forster Trust. Mr. Golding previously served on the Board of Directors of Neurologix, Inc. where he was Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Golding previously served on the Board of Directors of Somerset Hills Bancorp and National Atlantic Holding Corporation. Mr. Golding is a retired CPA and a member of the American Institute of CPAs and a member of the New York State Society of CPAs. A graduate of St. John Fisher College, Mr. Golding holds an MBA from Fairleigh Dickenson University. Mr. Golding is also a graduate of the Advanced Education Program at the Wharton School of the University of Pennsylvania.

As a former executive in the financial services industry, serving as a Chief Financial Officer for over 10 years, and serving on several boards of directors, including a publicly held bank holding company, Mr. Golding has developed extensive financial and accounting expertise. As a retired CPA, Mr. Golding has gained a valuable understanding of financial institutions and the financial, accounting, operational, regulatory and risk management issues faced by such institutions. Such skills strengthen the Board’s collective knowledge, capabilities and experience.

Donald O. Quest, M.D. has been a neurological surgeon since 1976, a professor at Columbia University since 1989, Assistant Dean for Student Affairs at Columbia University since 2002, and an attending physician at The Valley Hospital and Columbia-Presbyterian Medical Center since 1978. He is a member of the Neurosurgical Associates of New York and New Jersey and a member of the Board of Trustees of Mary Imogene Bassett Hospital in New York. Dr. Quest has been President of the American Association of Neurological Surgeons, the American Academy of Neurological Surgeons, the Congress of Neurological Surgeons, the Chairman of the American Board of Neurological Surgery and the Chairman of the Residency Review Committee for Neurological Surgery. A graduate of the University of Illinois, he received his M.D. from Columbia University.

As a result of the senior positions Dr. Quest has held in professional organizations during his career, Dr. Quest has developed valuable leadership skills and experience related to governance and ethical issues. In addition, Dr. Quest has developed a broad understanding of the banking industry based on his service on the Board of Directors since 1983. As Hudson City’s longest serving continuing director, Dr. Quest makes a unique contribution through his institutional knowledge of the evolution of the Company’s business and the policies and practices of the Board as its governing body. Dr. Quest’s leadership skills, governance experience and knowledge of the Company strengthen the Board’s collective knowledge, capabilities and experience.

Joseph G. Sponholz is a retired Vice Chairman of Chase Manhattan Bank, a position he held from 1997 to his retirement in 2000. Prior to assuming the position of Vice Chairman, Mr. Sponholz had served as Chief Administrative Officer of Chase Manhattan Bank. Serving as a member of Chase’s Executive Committee, Mr. Sponholz spearheaded the Company’s Internet efforts as leader of Chase.com. Prior to its merger with Chase, he served as Chief Financial Officer and Chief Technology

Officer at Chemical Bank as part of a 20 year career at that institution and its successor. Prior to joining Chemical Bank, Mr. Sponholz spent 7 years, including two years as a Partner, at the financial advisory firm of Booz Allen Hamilton. A graduate of Fordham University, Mr. Sponholz holds an MBA in Finance from New York University. Mr. Sponholz served as our lead independent director from 2008 until March 31, 2012, and currently serves as Chairman of the Company’s Audit Committee.

As the former Chief Financial Officer of one of the largest banks in the country, Mr. Sponholz is recognized as an industry leader in the areas of business strategy, technology and financial management. During his 30 year career working in the banking industry, Mr. Sponholz held many significant leadership roles and developed a detailed understanding of financial institutions and the financial, operational and regulatory issues they confront on a daily basis. Mr. Sponholz’s financial and leadership skills and his experience and knowledge of the financial services industry, and the unique contribution he makes as the only continuing outside director with experience as a senior retail and commercial banking executive, strengthen the Board’s collective knowledge, capabilities and experience.

Executive Officers

In addition to Messrs. Hermance and Salamone, Hudson City Bancorp and Hudson City Savings have the following executive officers:

Louis J. Beierle, age 61, has been a Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2011. He is currently responsible for the internal audit function of both Hudson City Savings and Hudson City Bancorp, having been appointed Director of Internal Audit in January 2007. Mr. Beierle previously served as First Vice President from 2004 through 2010, and as a Vice President from 1993 to 2004, during which time he served in various roles, including assisting in the preparation for Hudson City Bancorp’s initial public offering and the development of the Investor Relations department, as well as serving as the Compliance Officer. Mr. Beierle joined Hudson City Savings in 1993 as Vice President/Special Projects. Prior to joining Hudson City Savings, Mr. Beierle was Chief Financial Officer of Montclair Savings Bank, a position he held from 1989 to 1993, and a Senior Manager in the financial institutions practice of KPMG Peat Marwick from 1980 to 1989. Mr. Beierle is a member of the American Institute of CPAs and the New Jersey Society of CPAs. A graduate of Montclair State College, Mr. Beierle holds an MBA from Rutgers University.

Ronald J. Butkovich, age 63, has been Senior Vice President of Hudson City Savings and Hudson City Bancorp since April 2004. He is responsible for the development of the Long Island Region. Mr. Butkovich joined Hudson City Savings in 2004. He formerly served as Operations/Retail Banking officer of Southold Savings Bank on Long Island, New York for 16 years and the Director of Real Estate, Branch Development, and Construction for North Fork Bank for 16 years. Mr. Butkovich has served on various industry, community, and civic associations including treasurer of the Southold Fire Department since 1978. Mr. Butkovich earned his undergraduate degree at the State University of New York at Albany and is a graduate of the National School of Savings Banks and a graduate of the Executive Development Program at Fairfield University.

V. Barry Corridon, age 64, joined Hudson City Savings in 1970. He has been Senior Vice President of Mortgage Servicing of Hudson City Savings since January 2000 and Senior Vice President of Hudson City Bancorp since January 2004. He previously served as First Vice President of Mortgage Servicing of Hudson City Savings from 1995 to 2000 and as a Vice President from 1982 to 1995. He is responsible for the administration of our mortgage portfolio, supervision of new loan set-up, post-closing, payoffs, mortgage accounting, collections and foreclosures. Mr. Corridon was President of the Mortgage Bankers Association of New Jersey in 1995. He is a former President of the Mortgage Bankers Association’s Educational Foundation. Mr. Corridon also serves on the board of WOODLEA/PATH Advisory Council of Children’s Aid and Family Services. He earned his undergraduate degree at Fairleigh Dickinson University and is also a graduate of the Graduate School of Savings Banking at Brown University and the Executive Development Program at Fairfield University.

Michael Daly, age 61, joined Hudson City Savings on December 5, 2011 as a First Vice President and Director of Interest Rate Risk Management. Mr. Daly was promoted to Senior Vice President, effective July 1, 2012. Prior to joining Hudson City Savings, Mr. Daly worked at State Street Corporation in its Global Treasury function as Vice President and Head of Quantitative Research. He was also previously employed at JPMorgan Chase in its mortgage banking division as Vice President, Risk Management and Valuation Control. Mr. Daly was awarded a Ph.D. in Economics from Temple University (Philadelphia, PA). He also holds an M.A. degree in Economics from Georgetown University (Washington, D.C.).

Tracey A. Dedrick, age 56, joined Hudson City Savings and Hudson City Bancorp in July of 2011 as Executive Vice President and Chief Risk Officer. From January 2010 to February 2011, Ms. Dedrick served as the Treasurer of PineBridge Investments, an asset management company with $83 billion in assets under management where her responsibilities included managing Treasury, Investor Relations and Risk Management. Ms. Dedrick was employed by MetLife, the largest insurance company in the United States, from June 2001 until September 2009, where she served as Assistant Treasurer from June 2001 until July 2004, charged with the responsibility for building a treasury function for the recently demutualized company as well as managing the capital, liquidity and interest rate risk in the $500 billion balance sheet. At MetLife, Ms. Dedrick served as the Senior Vice President and Head of Market Risk from July 2007 until September 2009 where she was charged with the task of implementing a new economic capital and market risk model used to successfully measure the market risk of the entire balance sheet for the first time. Ms. Dedrick earned her undergraduate degree at the University of Minnesota and also attended the MBA program at Southern Methodist University, Edwin L. Cox School.

Anthony J. Fabiano, age 52, has served as Executive Vice President, Finance and Administration since July 2012. Mr. Fabiano has served as the principal accounting officer of Hudson City Bancorp and Hudson City Savings since April 2011. He previously served as Senior Vice President/Finance of Hudson City Savings and Hudson City Bancorp from January 2010 to June 2012. He previously served as First Vice President/Finance of Hudson City Savings and Hudson City Bancorp from January 2007 to December 2009. Mr. Fabiano also served as the Vice President and Treasurer of each of Hudson City Preferred Funding and Sound REIT, Inc. from January 2008 to December 2011 and has served as the Secretary and Director of HudCiti Service Corp. since January 2008. Immediately prior to joining the Company, Mr. Fabiano was the Senior Vice President, Chief Financial Officer and Corporate Secretary of Sound Federal Bancorp from January 2001 to July 2006, and the Vice President and Chief Financial Officer of Sound Federal Bancorp from July 1998 to December 2000. Mr. Fabiano was the Senior Vice President and Chief Financial Officer of MSB Bancorp, Inc. from July 1992 to June 1998 and was employed by KPMG from August 1982 until June 1992 in the audit practice. Mr. Fabiano is a CPA and is a member of the American Institute of CPAs and the New York State Society of CPAs. Mr. Fabiano is a graduate of Manhattan College and the National School of Banking at Fairfield University.

James A. Klarer, age 60, joined Hudson City Savings in 1976. He has served as Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2005. He previously served as First Vice President of Hudson City Savings from 2002 to 2004, and as a Vice President from 1992 to 2002. Mr. Klarer has also served as Secretary of HudCiti Service Corp. from January 1993 to January 2008. He is responsible for real estate development, branch expansion, insurance, purchasing and general services. Mr. Klarer also manages the disposition of ORE properties originated and serviced by Hudson City Savings. Mr. Klarer is a former member of the Institute of Real Estate Management (IREM) and is a current member of the Building Owners and Managers Association (BOMA). He is a graduate of William Paterson College.

James C. Kranz, age 64, has been Executive Vice President and Chief Financial Officer of Hudson City Savings and Hudson City Bancorp since October 2007. He previously served as Senior Vice President and Chief Financial Officer of Hudson City Savings and Hudson City Bancorp from January 2007 to October 2007, and as Senior Vice President and Investment Officer of Hudson City Savings from January 2000 to January 2007, and as Senior Vice President of Hudson City Bancorp from January 2004 to 2006. He maintains oversight of the entire accounting and finance functions as well as primary execution responsibility for investments and borrowings. Mr. Kranz joined Hudson City Savings in 1983. Mr. Kranz serves on the Asset and Liability Management Committee of the New Jersey Bankers Association. Mr. Kranz has an undergraduate degree and an MBA from Lehigh University. He is a graduate of the Graduate School of Savings Banking at Brown University.

William J. LaCalamito, age 53, has served as Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2012. He previously served as First Vice President — Retail Banking of Hudson City Savings and Hudson City Bancorp from July 2006 to December 2011. Immediately prior to joining the Company, Mr. LaCalamito was Vice President and Regional Manager of Sound Federal Bancorp, Inc., a position he held from July 2000 to July 2006. Mr. LaCalamito was the Chief Operating Officer, President, Corporate Secretary and Director of Peekskill Financial Corporation from December 1995 to July 2000. From October 1988 to December 1995, Mr. LaCalamito served in various officer capacities at First Federal Savings and Loan Association of Peekskill. Mr. LaCalamito was employed by KPMG from July 1981 until October 1988 in the audit practice. Mr. LaCalamito is a CPA and earned his undergraduate degree and an MBA from Pace University.

Thomas E. Laird, age 60, joined Hudson City Savings in 1974. He has served as Executive Vice President and Chief Lending Officer of Hudson City Savings and Hudson City Bancorp since October 2007. He previously served as Senior Vice President and Chief Lending Officer of Hudson City Savings and Hudson City Bancorp from January 2002 to September 2007, Senior Vice President of Hudson City Bancorp since January 2004 and Senior Vice President and Mortgage Officer from January 2000 to 2002. Prior to that, he served as First Vice President and Mortgage Officer from 1991 to 2000. His primary job responsibilities encompass oversight of the full range of managerial duties for loan review, compliance and credit analysis functions, including adherence to policies and procedures of the institution and applicable regulatory and governmental agencies. Mr. Laird holds an undergraduate degree from St. Peter’s College and is a graduate of the National School of Banking at Fairfield University. Mr. Laird was actively involved from 1989 to 1999 on the Wanaque Board of Education, having served for two terms as Board President. He has also been active in the New Jersey Bankers Association. He is a former member of the Board of Governors of the Mortgage Bankers Association of New Jersey and a former board member of the Dover Housing Development Corporation.

Christopher L. Mahler, age 52, has worked for Hudson City Savings since 1982 in various capacities related to retail banking, mortgage servicing and mortgage originations. Since January 2010, Mr. Mahler has served as Senior Vice President — Mortgage Lending of Hudson City Savings and Hudson City Bancorp. His primary job responsibilities encompass the full range of managerial duties for loan review, compliance and credit analysis functions, including adherence to policies and procedures of the institution and applicable regulatory and governmental agencies. He previously served as First Vice President and Mortgage

Officer of Hudson City Savings and Hudson City Bancorp from December 2003 to December 2009 and Vice President from January 1992 to December 2002. Additionally, Mr. Mahler has served as President and Director of Hudson City Preferred Funding since its incorporation in May 2000 and President and Director of Sound REIT, Inc. since 2006. Mr. Mahler graduated from Providence College in Rhode Island with a B.S. degree. He received his MBA from Saint Peter’s College in New Jersey. He also graduated from the National School of Banking at Fairfield University. Mr. Mahler has been a member of the Mortgage Bankers Association of New Jersey, serving on both the Affordable Housing Committee as well as the Conventional Loan Committee. He is also active with the Community Bankers Association of New Jersey. Mr. Mahler also had been active with Bergen County Habitat for Humanity having served three years on its board of directors as well as Vice President and Chairman of the Construction Committee.

Michael McCambridge, age 50, joined Hudson City Savings in 1986 and has served as Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2010. He previously served as First Vice President of Hudson City Savings and Hudson City Bancorp from 2003 to 2009, and as Vice President from 1998 to 2002. Mr. McCambridge is responsible for asset/liability management reports including income and growth forecasting. He also manages the borrowing portfolio and is responsible for daily cash management. Prior to this, Mr. McCambridge was responsible for the financial and regulatory reporting of Hudson City Bancorp and Hudson City Savings. Mr. McCambridge received a B.A. from the University of Delaware and a B.S. in accounting from Ramapo College of New Jersey. Mr. McCambridge is a member of the American Institute of CPAs and the New Jersey Society of CPAs.

J. Christopher Nettleton, age 57, has served as Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2012. He previously served as First Vice President from 2005 to 2011 and as Vice President from 2004 to 2005. Mr. Nettleton is responsible for the management of the Human Resources function. Prior to joining the Company, he worked in the Human Resources department of Ingersoll Rand, Promus Hotels and other major companies for 20 years. Mr. Nettleton has served on the Board of Trustees of Children’s Aid and Family Services and on various community and civic associations. He holds an undergraduate degree from Arizona State University and is a member of the American Institute of CPAs.

Veronica A. Olszewski, age 53, has served as Senior Vice President, Treasurer and Corporate Secretary of Hudson City Bancorp and Hudson City Savings since June 2007. She previously served as Senior Vice President and Corporate Secretary of Hudson City Bancorp and Hudson City Savings from January 2004 to June 2007, Senior Vice President from January 2002 to December 2003, First Vice President from January 2000 to December 2001 and Vice President and Assistant Auditor from March 1997 to December 1999. Ms. Olszewski joined Hudson City Savings in 1980. She is responsible for the functions of Corporate Secretary, special projects and strategic planning. Ms. Olszewski is a member of the American Institute of CPAs, New Jersey Society of CPAs and the American Society of Corporate Governance Professionals. She is a graduate of Jersey City State College.

Steven M. Schlesinger, age 57, joined Hudson City Savings in 1978. He has served as Senior Vice President of Information Services of Hudson City Savings and Hudson City Bancorp since January 2009. He previously served as First Vice President of Information Services of Hudson City Savings and Hudson City Bancorp from 2003 to 2008 and Vice President from 1989 to 2003. He is responsible for the Information Services department and has over 40 years of progressive experience in information technology including operations, programming, systems and data communication. He holds an AAS degree in Computer Sciences and graduated from the National School of Banking at Fairfield University in 2000.

Dennis J. Valentovic, age 61, joined Hudson City Savings in 1976. He has served as Senior Vice President, Retail Banking of Hudson City Savings and Hudson City Bancorp since February 2012. He previously served as First Vice President from 2005 to January 2012. Prior to that, Mr. Valentovic served as a Regional Vice President based in Jersey City for 15 years after having been the manager of a succession of retail branch offices. Mr. Valentovic is responsible for branch administration and oversees the activities of the retail support departments. He is a former member of the Board of Trustees of the Bloomfield Public Library, having served several terms as both Treasurer and President. Mr. Valentovic holds an undergraduate degree from Colgate University and is a graduate of the National School of Banking at Fairfield University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Hudson City Bancorp’s executive officers and directors, and persons who own more than 10% of Hudson City Bancorp common stock to file with the Securities and Exchange Commission reports of ownership and changes of ownership. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish Hudson City Bancorp with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Hudson City Bancorp believes that all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, with the exceptions of one Form 4 filed on behalf of Ms. Dedrick relating to one transaction and one Form 4 filed on behalf of Mr. Golding relating to one transaction. Each of these forms was filed one day late.

Audit Committee

Hudson City Bancorp’s Board of Directors has a separately-designated standing Audit Committee. This committee consists of Mr. Bardel, Ms. Bruni, Mr. Golding and Mr. Sponholz, each of whom has been determined by the Board to be independent of Hudson City Bancorp and meets the definition of independence set forth in Rule 5605(a)(2) of the NASDAQ listing rules. Mr. Sponholz serves as Chairman of the Audit Committee, and Hudson City Bancorp’s Board of Directors has determined that Mr. Bardel is an “audit committee financial expert,” as defined by the rules and regulations of the Securities and Exchange Commission.

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

During 2012 the following directors served as members of the Compensation Committee: Mr. Azzara, Mr. Belair and Dr. Quest, with Mr. Belair serving as Chairman. None of the members was, during 2012, an officer or employee of Hudson City Bancorp or Hudson City Savings; and none of them has formerly been an officer or employee of Hudson City Bancorp or Hudson City Savings. In addition, none of them has any relationship requiring disclosure by us in this amendment to Form 10-K under the caption “Certain Transactions with Members of Our Board of Directors and Executive Officers.”

None of our executive officers served as a director or member of the compensation committee (or equivalent body) of another entity where any of our directors or any member of our Compensation Committee served as an executive officer or director.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this amendment to Form 10-K and has discussed it with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this amendment to Form 10-K.

Compensation Committee of Hudson City Bancorp, Inc.

Scott A. Belair, Chair

Michael W. Azzara, Member

Donald O. Quest, Member

COMPENSATION DISCUSSION AND ANALYSIS

Private Securities Litigation Reform Act Safe Harbor Statement

This Compensation Discussion and Analysis contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider” “should,” “plan,” “estimate,” “predict,” “continue,” “probable” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:

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

•	difficulties associated with achieving expected future financial results;

•	our ability to continue to diversify our funding sources and to continue to access the wholesale borrowing market and the capital markets;

•	our ability to comply with the terms of the Memoranda of Understanding with the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System;

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the OCC and Federal Reserve Board;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs;

•	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations;

•	changes in prevailing compensation practices.

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

Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. We do not intend to update any of the forward-looking statements after the date of this proxy statement or to conform these statements to actual events.

Introduction

This section of this Annual Report on Form 10-K (1) describes our decision- and policy-making process for executive compensation, (2) discusses the background and objectives of our compensation programs for executive officers, and (3) sets forth the material elements of the compensation of the following individuals, whom we refer to as our “named executive officers”:

Name	Title
Ronald E. Hermance, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Denis J. Salamone (1)	President and Chief Operating Officer (Acting Chairman and Chief Executive Officer)
James C. Kranz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas E. Laird	Executive Vice President and Chief Lending Officer
Tracey A. Dedrick	Executive Vice President and Chief Risk Officer
Anthony J. Fabiano	Executive Vice President, Finance and Administration

(1)	For several months during 2012, Mr. Salamone served as acting Chairman and Chief Executive Officer of Hudson City Bancorp and Hudson City Savings Bank while Mr. Hermance was on medical leave.

Descriptions of compensation plans, programs and individual arrangements referred to in this Compensation Discussion and Analysis (other than broad-based plans that are open to substantially all salaried employees) that are governed by written documents are qualified in their entirety by reference to the full text of their governing documents. We have filed these documents as exhibits to this Annual Report on Form 10-K and incorporate them here by this reference.

Executive Summary

Hudson City continued to experience a challenging operating environment in 2012 with elevated mortgage prepayments and reduced origination volumes as the result of continued competition from government-sponsored entities. A historically low interest rate environment persisted. High levels of unemployment and continuing stress in the residential real estate markets caused already high levels of nonperforming assets to be maintained. We faced continuing high regulatory burdens resulting from regulatory reform in the financial services industry. Management’s response to this operating environment included the following:

•	We returned to profitability in 2012 on both a core earnings and GAAP basis, reflecting the benefits of the restructuring completed in 2011.

•

We further deleveraged our balance sheet, reducing our interest rate risk exposure, using funds from mortgage prepayments that could not be deployed in new mortgage originations to repay borrowings and fund deposit outflows.

•

We substantially advanced implementation of enhanced enterprise-wide risk management and compliance functions. These actions may help us anticipate and manage a broader range of business-related risks, but have added to our overhead costs and dampened our operating efficiency.

•	We completed a review of strategic alternatives for diversifying our balance sheet and began to execute a diversification strategy by entering into an agreement to combine with M&T Bank Corporation.

The compensation packages of our named executives reflect these efforts and continued challenges. The efforts of management were recognized with awards under our annual cash incentive program. At the same time, as discussed in Key Elements of the Compensation Package — Equity Compensation below, the continued challenges resulted in forfeiture of performance-based option awards and reduced vesting of variable deferred stock unit awards.

Objectives

The creation of long-term value for our shareholders is highly dependent on the development and execution of our business strategy by our executive officers. Our executive officer compensation program, consistent with previous years, seeks to:

•

attract and retain executive officers with the skills, experience and vision to create and execute a strategy for the prudent and efficient deployment of invested capital and retained earnings in a manner that will create superior long-term, cumulative returns to our shareholders through dividends and stock price appreciation,

•

motivate behavior in furtherance of these goals through an incentive program that appropriately balances short and long term performance objectives without encouraging unnecessary or excessive risks, and

•	reward favorable results.

The factors that influence the design of our executive compensation program include the following:

•	Our status as a highly regulated business and our resulting need for executives with industry-specific experience and a track record of effective interaction with our primary regulators.

•

The sensitivity of our financial performance to the behavior of customers in the local communities that we serve, as well as to local, regional and national interest rates, employment levels and real estate markets, and other economic factors, and our resulting preference for executives with sufficient tenure in our markets to have experienced the behavior of our customers, products and investments in various phases of the economic cycle.

•	Our cultural commitment to shared objectives and individual contributions to their achievement.

•

Our recognition that strategic initiatives that enhance long-term shareholder value may not always improve short-term operating results or shareholder returns and our resulting preference for decision-making that focuses on long-term results with sensitivity to short-term effects.

•	The variability of the interest rate, credit and regulatory environments in which we operate and our focus on flexible decision-making that adapts quickly to change.

•

Our commitment to the retention of performing incumbent executives and the internal development of their successors where possible, using external recruitment where retention and management development programs do not meet our needs.

•	Our status as a federally regulated financial institution whose compensation practices are regulated by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve.

The executive compensation program includes several components designed, in combination, to address these factors. We expect that the components of our executive compensation program and their relative significance could change in the future from year to year as circumstances change.

Key Elements of the Compensation Package

In General. Our executive compensation program consists of three key elements: base salary to provide a reasonable level of predictable income; annual cash incentives to motivate our executives to meet or exceed annual performance objectives derived from our business plan; and long-term incentives to retain talented executives and provide an incentive to maximize shareholder return in the long term. We also provide fringe benefits and perquisites, and retirement and other termination benefits, to reduce outside distractions. Performance-based compensation opportunities make up a significant portion of each named executive officer’s total annual compensation opportunities. Long-term incentives, with values derived from stock price, make up a majority of the performance-based compensation opportunities.

Use of Discretion. The Compensation Committee exercises substantial discretion in setting pay levels and determining the elements of compensation, and their relative weight in the compensation packages of our named executive officers. The following table summarizes the most significant elements of our named executive officers’ compensation packages and the basis, in addition to cost considerations, on which each has been determined:

Element	Basis of Determination	Selected Contributing Factors

Base Salary	Compensation Committee discretion	Informed but not dictated by peer group practices Tenure in office Individual long-term performance Local cost of living factors

Annual Cash Incentive	Participation and incentive opportunities are at Compensation Committee discretion	Informed but not dictated by peer group practices

	Actual awards derived by achievement of pre-established performance goals, then adjusted within established limits based on subjective review of performance	Strategic and operating objectives derived from business plan, risk management considerations and personal influence over same Individual performance

Stock Incentives	Compensation Committee discretion	Informed but not dictated by peer group practices Strategic and operating objectives that support earnings growth, dividend policy and share price appreciation consistent with long term strategic plan

Retirement Benefits	Qualified plans — formula applicable to all participating employees	N/A

	Non-qualified plans — participation at Compensation Committee’s discretion; benefits are formula-based for all participants	Informed but not dictated by peer group practices

Fringe Benefits	Group insurance and other broad-based benefits — formula applicable to all participating employees	N/A

	Other — Compensation Committee discretion	Informed but not dictated by peer group practices Internal custom and practice

Termination Benefits	Compensation Committee discretion	Informed but not dictated by peer group practices Benefit demands of external management recruits

Base Salary. Base salaries are reviewed annually. They do not vary substantially and directly with annual performance. Instead, they reflect market factors, experience and tenure in office, job content and sustained job performance over an extended period, and general cost of living. In 2012, Mr. Hermance’s base salary was above, and Salamone’s base salary approximated the median of an indicated range of salaries for the chief executive officer position. The base salaries of other named executives approximated the medians for their respective positions. In light of the Company’s overall performance, Messrs. Hermance and Salamone recommended that no salary increase be awarded for themselves or to executive officers generally and the Compensation Committee agreed with their recommendation. Increases, where awarded, were designed to reflect increases in duties and responsibilities in connection with promotions. Mr. Fabiano’s salary was increased to reflect his promotion to Executive Vice President, increased operating responsibilities undertaken as part of the Company’s management succession planning and internal fairness considerations relative to the Company’s other senior executives.

Name	% Increase	$ Increase	Resulting Annual Base Salary Rate

Ronald E. Hermance, Jr.	0.0%	—	$1,680,000
Denis J. Salamone	0.0	—	1,070,000
James C. Kranz	0.0	—	504,200
Thomas E. Laird	0.0	—	450,000
Tracey A. Dedrick	0.0	—	400,000
Anthony J. Fabiano	90.0%	190,000	400,000

Cash Incentives. Our Executive Officer Annual Incentive Plan provides performance-based annual incentives to motivate named executive officers to execute specific financial and non-financial elements of our business plan, and to reward individual conduct that supports shared corporate goals. A subjective evaluation of individual performance, in addition to the achievement of shared corporate financial goals, influences actual incentive payments. Elements of our 2012 business plan considered for annual incentives include the following:

•	ongoing asset liability management following the restructuring of our balance sheet in 2011,

•	core earnings performance,

•	maintenance of Tier I tangible capital ratio at or above 7.5% of assets,

•	expense discipline and the preservation of and growth in annual net income, and

•	risk management considerations, including credit quality, interest rate sensitivity, liquidity and compliance.

Consideration of these elements of our business plan helped focus management on the need to reposition Hudson City for future earnings stability and growth.

For 2012, each of our named executive officers had the opportunity to earn an incentive payment if the Company’s core operating earnings, or core operating income before taxes and extraordinary items equaled or exceeded a threshold level of $335.9 million, with the actual amount of each executive’s incentive payment (if any) determined by the Compensation Committee, up to a predetermined cap. In light of the subjective nature of the individual performance factors, the Compensation

Committee did not attach quantitative performance measures to the payment levels. This approach enabled us to control the portion of our core operating earnings expended for cash incentives. It also afforded management flexibility to adapt to business conditions as they emerged during the year and afforded the Compensation Committee the ability to reward or discipline management for its actions based on a retrospective review of the business context in which action was taken.

Although the Compensation Committee did not set formal payment amounts for threshold, target and maximum performance levels for the named executives, consistent with its annual incentive programs for other officers, it generally regards the maximum payout to be the cap amount, the target payout to be 50% of the maximum amount and the threshold payment to be 25% of the maximum amount. For 2012, the named executive officers’ threshold, target and maximum award opportunities, and actual incentives awarded, were:

Name	Threshold Award Opportunity	Target Award Opportunity	Maximum Award Opportunity	Actual Award

Ronald E. Hermance, Jr.	$840,000	$1,680,000	$3,360,000	$2,000,000
Denis J. Salamone	454,750	909,500	1,819,000	1,819,000
James C. Kranz	163,865	327,730	655,460	550,000
Thomas E. Laird	146,250	292,500	585,000	550,000
Tracey A. Dedrick	130,000	260,000	520,000	520,000
Anthony J. Fabiano (1)	130,000	260,000	520,000	400,000

(1)	Mr. Fabiano’s incentive opportunity was adjusted to reflect his promotion to Executive Vice President in 2012 and his resulting salary increase.

The Company’s core operating earnings (before taxes and extraordinary items) exceeded the threshold level necessary for the Compensation Committee to consider payment. The Compensation Committee’s decision to award incentive payments for 2012 reflected the Committee’s judgment that it was important to recognize the significant efforts of management during a demanding year — including the implementation of the Merger, and ongoing efforts such as responding to compliance requirements, balance sheet restructuring, enhanced risk management and compliance functions, and continued conservative loan underwriting and servicing — to position the Company for future success. Favorable results from these actions included an increase in the Company’s regulatory capital ratios, reduced interest rate sensitivity and progress toward meeting the heightened risk management and compliance expectations of our regulators. The decision that incentive payments would be above target levels reflects the influence of the following corporate performance considerations and each executive’s contribution in that context:

•	core operating earnings (before taxes and extraordinary items) of $419.9 million for 2012 as compared to a threshold requirement for incentive payments of $335.9 million,

•	ongoing asset liability management following the restructuring of our balance sheet in 2011, and advancing the business strategy for future margin growth,

•	responding to compliance requirements, including substantial completion of enhanced enterprise-wide risk management and compliance programs, and

•	completion of the strategic review and progress on implementation of strategies to diversify the Company’s balance sheet.

The incentive payment for Mr. Hermance also reflected his medical leave in 2012. The incentive payment to Mr. Salamone reflected his assumption of the role of Acting Chief Executive Officer during Mr. Hermance’s medical leave and his leadership in substantially advancing the enterprise-wide and compliance projects as well as the strategic review. The incentive payment for Mr. Fabiano was adjusted to reflect his promotion in 2012.

Core operating earnings are not a measure of performance calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). Operating earnings typically exclude the effects of certain non-recurring or unusual transactions. We believe that core operating earnings provide useful information in evaluating the Company’s financial results, and thus our management’s performance. Core operating earnings should not be considered a substitute for income before income tax expense, earnings per share or any other data prepared in accordance with GAAP. In addition, we may calculate core operating earnings differently from other companies reporting data with similar names. The following is a reconciliation of the Company’s core operating earnings to pre-tax earnings for the year 2012.

For the Year Ended December 31, 2012 (In thousands)
GAAP income before income tax expense	$413,782
Adjustments to GAAP loss before income tax benefit:
Merger related costs	6,127

Core operating earnings	$419,909

Equity Compensation. In 2012, we continued a performance-based equity compensation system where performance criteria in addition to stock price performance influences our named executive officers’ right to equity compensation and the amount of such compensation. We consider retention of our experienced management team a high priority in this period of stress in the financial services industry and in the regional economy where we operate. The deterioration of the markets for financial institution stocks has significantly impaired the in-the-money value of the stock options outstanding to our named executive officers and compromised the effectiveness of outstanding and potential new option grants as retention incentives. As a result, we included only performance-based deferred stock units in our 2012 long-term incentive awards for officers, because they have some tangible value at grant. We have tied the vesting of these awards to the attainment of financial performance targets that should beneficially affect both stock price performance and Hudson City Bancorp’s financial strength. In order to strengthen the performance conditions on these awards, although service conditions are accelerated on retirement, death or disability, any awards outstanding as of retirement, death or disability will remain subject to attainment of the awards’ performance conditions. In the event of a change of control, performance conditions on these awards will be deemed met at the target level, but service conditions will only be accelerated if the executive is discharged without cause or resigns with good reason before the awards’ regularly scheduled vesting date.

In 2012, we introduced a set of variable deferred stock unit awards under the Amended and Restated 2011 Stock Incentive Plan. These awards provide a variable number of deferred stock units depending on attainment of performance goals. Each of these awards has a nominal number of awarded units, and designated performance goals used to determine the percentage of this nominal number of units that will be available under the award. This percentage is determined by the level of attainment of the applicable performance goal, with higher attainment resulting in higher percentages. Half of each award is subject to performance of the total shareholder return of Hudson City Bancorp’s common stock relative to the companies listed in the Keefe, Bruyette & Woods Regional Bank Index over the vesting period of the award. If the designated threshold level is attained, a percentage from 25% up to 150% of the units subject to this condition will be available under the award, subject to satisfaction of service conditions. This target is subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of deferred stock unit holders.

The remaining half of each variable deferred stock unit award granted in 2012 was made subject to Hudson City Bancorp’s return on average tangible shareholder equity for the year 2012. A percentage of 25% to 150% of the units subject to this condition were available under the award. Based on actual performance in 2012, our Compensation Committee determined that 60.25% of the units subject to this condition remain available under these awards, subject to satisfaction of service conditions.

In the absence of an acceleration of vesting or settlement described above in this section, the resulting units available under these variable deferred stock unit awards vest on March 30, 2015, provided that the named executive officer continues in service through such date. Each such award that vests will be distributed in full on March 30, 2015 in Hudson City Bancorp common stock.

We also granted non-variable deferred stock unit awards in 2012 under the Amended and Restated 2011 Stock Incentive Plan. These awards vest on March 30, 2015 provided that the named executive officer continues in service through such date, and provided that Hudson City Savings Bank’s leverage capital ratio does not drop below 8.0% during the period from January 1, 2012 to December 31, 2014. This target is subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of deferred stock unit holders. Half of each such award that vests will be distributed on March 30, 2015, with the remainder deferred until and distributed on March 30, 2018, in each case in Hudson City Bancorp common stock.

Performance stock options granted in 2010 and 2011 remained outstanding in 2012, subject to attainment of certain performance conditions. Of the performance stock options granted in the year 2010, half vested in part on January 19, 2013, based on Hudson City’s attainment of an operating efficiency below 25.0% for a quarter during the years 2010, 2011 and 2012. The other half of these awards was forfeited based on Hudson City Bancorp’s failure to maintain aggregate diluted earnings per share of $1.18 over four consecutive quarters in the years 2010, 2011 and 2012. Of the performance stock options granted in 2011, half will vest on March 15, 2014, based on Hudson City’s attainment of charge-offs of less than 75 basis points of total loans in 2011, which has been accomplished. The other half of these awards will vest on March 15, 2014 if Hudson City attains a target level of $0.60 for aggregate diluted earnings per share measured over any four consecutive calendar quarters during calendar years 2011, 2012 or 2013. See the notes to unexercised unearned options in the “Outstanding Equity Awards at Fiscal Year-End Table — 2012” below for additional detail on the vesting conditions attached to performance stock option grants.

Our current policy is to consider equity grants to incumbent executive officers in the first quarter of each year, giving consideration to any episodic grants we may award to promoted or newly hired executives. In 2012, we delayed granting both equity awards and awards under our annual incentive plan from our customary January time frame to March while we considered and implemented changes to the structure of our long-term incentive program.

Relationship between Compensation and Performance

We seek to link the compensation of our named executive officers to corporate and individual performance through a combination of annual cash incentives and equity compensation. The Compensation Committee sets cash incentives and equity compensation opportunities on the basis of their target values when awarded and relies on the actual value of cash incentives paid and equity values at vesting to reflect actual corporate and/or individual performance in relation to expectations.

As required by the disclosure rules of the Securities and Exchange Commission, the Summary Compensation Table included elsewhere in this proxy statement presents a combination of actual values for compensation actually delivered (in the case of salary, annual incentives, pension and deferred compensation amounts and other annual compensation that is vested when accrued or paid) and grant-date values for accounting expense purposes (in the case of stock option and equity awards that vest in future years). The presentation in the Summary Compensation Table does not permit a comparison of the aggregate compensation opportunities available for a fiscal year (based on their payment or vesting dates, without regard to the year in which those opportunities were awarded) to the aggregate compensation actually delivered for such year (again, based on their payment or vesting dates, without regard to the year in which the related compensation opportunity was awarded). As a result, the Company does not believe information presented in the Summary Compensation table can form the basis for an evaluation of the extent to which our compensation program is, in operation, effectively linked to performance. The charts below show, for each fiscal year included in the Summary Compensation Table for each named executive, the target values and actual values of the compensation actually delivered to the named executive in that year without regard to the year in which the compensation opportunity was awarded.

Target and Actual Value of Vested Compensation for Mr. Salamone
7,000,000
6,000,000
5,000,000
4,000,000
3,000,000
2,000,000
1,000,000
0
Value of Vested Compensation ($)
Target
2010
Actual
Target
2011
Actual
Target
2012
Actual
Year of Vesting
Option
Stock
Incentive
Other
Pension
Salary

Target and Actual Value of Vested Compensation for Mr. Kranz
2,500,000
2,000,000
1,500,000
1,000,000
500,000
0
Value of Vested Compensation ($)
Target
2010
Actual
Target
2011
Actual
Target
2012
Actual
Year of Vesting
Option
Stock
Incentive
Other
Pension
Salary

Target and Actual Value of Vested Compensation for Mr. Laird
2,500,000
2,000,000
1,500,000
1,000,000
500,000
0
Value of Vested Compensation ($)
Target
2010
Actual
Target
2011
Actual
Target
2012
Actual
Year of Vesting
Option
Stock
Incentive
Other
Pension
Salary

For purposes of these charts, the target and actual values for Salary, Pension, and Other correspond to the amounts for the applicable year under the captions Salary, Change in Pension Value and Nonqualified Deferred Compensation Earnings and All Other Compensation in the Summary Compensation Table. The target values for Incentive are the annual target award opportunities for the years in question, expressed as 50% of the maximum payout permitted under the Annual Incentive Plan for each individual for the applicable year. The actual values for Incentive are the amounts for the applicable year under the caption Non-equity Incentive Plan Compensation in the Summary Compensation Table. The target values for Stock and Option awards are the aggregate grant date values of stock and stock unit awards and stock option awards, respectively, calculated in accordance with FASB ASC Topic 718 for financial statement purposes and reflected in the year awarded under the captions Stock Awards and Options Awards in the Summary Compensation Table. The assumptions used for these calculations have been disclosed in the notes to the audited financial statements in our Annual Reports on Form 10-K for the years in which the options were granted. The actual values for Stock and Option awards are based on the closing prices of our common stock on the dates of vesting, and correspond with the Value Realized on Vesting under the Option Exercises and Stock Vested Table for the year in question. The actual values used for Option awards are calculated as of the date of vesting using an option valuation model method, with the following assumptions:

Grant Date	2/19/2004	7/21/2006	1/26/2007	1/25/2008	1/23/2009
Exercise Price	$12.22	$12.76	$13.78	$15.69	$12.03
Vesting Date	1/13/2010	7/21/2011	1/26/2010	1/25/2011	1/23/2012
Closing Price on Vesting Date	$14.06	$8.33	$13.06	$11.06	$6.98
Assumptions on Grant Date:
Expected Dividend Yield	1.63%	2.35%	2.32%	2.30%	4.80%
Expected Volatility	19.79%	19.96%	19.12%	20.61%	29.08%
Risk-free interest rate	3.00%	4.98%	4.87%	2.82%	1.75%
Expected Option Life	1,825 days	1,971 days	1,898 days	1,935 days	2,007 days
Fair Value on Grant Date	$2.32	$2.71	$2.77	$2.76	$1.92
Assumptions on Vesting Date:
Expected dividend yield	3.41%	3.82%	3.71%	3.40%	4.56%
Expected volatility	29.14%	33.75%	29.67%	24.42%	33.82%
Risk-free interest rate	1.25%	0.81%	1.23%	0.93%	0.61%
Expected option life	749 days	914 days	802 days	839 days	912 days
Fair Value on Vesting Date	$2.84	$0.50	$1.67	$0.33	$0.27

As these charts indicate, the compensation opportunities that we offer to our named executives, when compared to the compensation values actually delivered, are sensitive to performance over the period between award and vesting. In addition, we believe that the compensation that we actually delivered to our named executive officers, based on its value when paid or delivered, is highly correlated to shareholder returns.

Other Elements of the Executive Compensation Package

Our 2012 compensation program for our named executive officers also includes the following elements:

Retirement Benefits. In addition to base salary, annual cash incentives and long-term equity incentives, our named executive officers are eligible to participate in the same broad-based, tax-qualified retirement and savings plans as other employees with similar dates of hire. They are also eligible to participate in certain non-qualified supplemental plans because applicable tax rules do not permit them to receive benefits under our broad-based, tax-qualified plans at the same percentage of salary as other employees. The supplemental plans generally provide benefits that, when added to the benefits available under our qualified plans, are equivalent, as a percentage of salary, to the benefits provided to other employees. We provide these benefits in lieu of additional current cash or equity compensation to assure that our named executive officers have a source of retirement income that is available at the time of retirement without regard to the performance of their personal savings and investment portfolios and because these programs enjoy more favorable corporate and/or personal income tax treatment under the federal tax laws than current compensation.

In the past, we used the supplemental plans to provide additional pension benefits to executives who were recruited from other employers in mid-career by granting additional years of service credits for periods of employment with a prior employer. It was our practice to grant additional years of service credit only at the time of hire and as part of the employment negotiation. Messrs. Hermance and Salamone received negotiated prior service credits as part of their hiring packages in their respective years of hire. Prior service credit has not been granted to any executive officer since 2004, and it is the Company’s policy not to grant prior service credit.

Under our supplemental employee stock ownership plan, Messrs. Hermance and Salamone also participate in an additional benefit designed to replicate the benefits each would earn under our leveraged employee stock ownership plan if the plan were to repay all acquisition debt incurred by the plan to purchase common stock for future allocation on or before their respective retirement dates. The plan will award this benefit only in the event of early or normal retirement while our employee stock ownership plan has unpaid acquisition debt. We designed the benefit to approximate an additional employee stock ownership plan benefit that would be provided if, prior to the executive’s retirement, we should experience a change in control that would result in a mandatory prepayment of our tax-qualified employee stock ownership plan’s acquisition debt and an accelerated allocation of any remaining common stock that had secured the acquisition debt. We provide this benefit primarily so that the change in control feature of our employee stock ownership plan does not serve as a financial disincentive to retirement. In addition, in the event of a change in control, we expect that the payment of this benefit to a retirement-eligible executive would reduce the cost of change in control benefits otherwise payable to him.

Benefits under our broad-based and executive-level retirement programs are tied to base salary. Cash incentives, restricted stock, option-related compensation and other items of compensation do not increase or reduce benefit levels.

Perquisites and Other Benefits. We also provide certain perquisites and benefits to our named executive officers. We provide Messrs. Hermance and Salamone with the use of a company automobile and pay dues for their membership in private clubs. We also provide Mr. Fabiano with the use of a company automobile. We cover travel and entertainment expenses for the spouses of all named executive officers to accompany them on certain business travel, both as a convenience and because we believe our business benefits from their participation. We provide these benefits in kind, but the Compensation Committee takes the cost of these items into account in setting other elements of compensation.

Each of our named executive officers is also eligible, under our charitable matching contribution program, to direct us to make charitable gifts in limited dollar amounts to the tax-exempt organizations of their choice. We offer this program to encourage philanthropy among our named executive officers and to capture any benefit to our corporate reputation that may result from our named executive officers’ philanthropic activity.

Employment Agreements and Change in Control Agreements. Consistent with the practices of other financial institutions of similar size and asset and business mix, we have entered into employment or change in control severance agreements with each of our named executive officers. We have found it necessary to offer these arrangements as part of the recruitment packages for newly hired executives. We have offered them to incumbent executives in order to make our package of employment and change in control protections comparable to those available at other employers. If we did not follow market practice in this regard, we believe we would compromise our relationship with our executives and would have to offer increased annual compensation packages, at increased recurring annual cost, in order to attract and retain the executive talent we require.

The employment agreements with Messrs. Hermance and Salamone help us protect our franchise in two ways. First, each agreement restricts the named executive officer’s ability to work for competitors in our markets for a specified period following a voluntary resignation without good reason or a discharge with cause. Second, each agreement prohibits solicitation of, or disturbance of our relations with, customers or employees by the named executive officer for a specified period following termination for any reason. We have chosen to secure these restrictions through employment agreements rather than by attaching them to equity compensation grants or other items of compensation so that they remain in effect indefinitely and are not tied to a decision to continue or discontinue, or to the value of, a particular item of compensation. In return for these restrictions, these agreements provide the executives a termination benefit equal in value to three years’ compensation and benefits (excluding stock options, restricted stock or other equity compensation) in the event of termination under certain circumstances. These circumstances include discharge without cause or resignation following certain triggering events, including a diminution in title, position, duties or authority, failure to pay or a reduction in compensation, involuntary relocation or other material breach of contract. In addition, for a limited period of time following a change in control, Messrs. Hermance and Salamone may each choose to resign for any reason or no reason and collect the same termination benefits that would be available if their resignation had followed a specified triggering event. We provide these benefits as a retention incentive for these named executive officers to remain in their positions through the conclusion of a change in control transaction, and intend them to stay in place regardless of the existence or value, from time to time, of other items of compensation with retention features. We have provided this resignation window following a change in control to reduce the extent to which personal issues might serve to distract these executives from corporate matters during the negotiation and execution of a change in control transaction. Our employment agreements provide benefits only in the event of an actual termination of employment; payments are not due in the event of a change in control following which the executive retains his position beyond the expiration of the resignation window.

The change in control agreements in effect with our other named executive officers provide a termination benefit equal in value to two years’ compensation and benefits (excluding stock options, restricted stock or other equity compensation) in the event of discharge without cause or resignation following certain triggering events. These triggering events include a diminution in title, position, duties or authority, failure to pay or a reduction in compensation, involuntary relocation or other material breach of contract. We provide these benefits as a retention incentive for these named executive officers to remain in their positions through the conclusion of a change in control transaction that will be in place regardless of the existence or value, from time to time, of other items of compensation with retention features. As is the case with our employment agreements, change in control agreements do not provide payments unless the officer experiences a termination of employment.

Material Policies and Procedures

Benchmarking and Survey Data

The Compensation Committee requests and reviews survey data for information relating to compensation practices at other financial institutions of similar asset and business mix as well as general compensation trends in the private sector. For 2012, the Compensation Committee considered survey data for the following companies:

Associated Banc-Corp	Fifth Third Bancorp	People’s United Financial
Astoria Financial Corp.	Huntington Bancshares, Inc.	Regions Financial Corporation
Comerica, Inc.	M & T Bank Corp.	Zions Bancorporation
Cullen/Frost Bankers	New York Community Bancorp, Inc.
First Niagara Financial Group, Inc.	Northern Trust Corporation

The Compensation Committee, in consultation with its compensation consultant, selected these companies based on their asset size, market capitalization, headcount and/or business focus. The Compensation Committee does not seek to set compensation levels at prescribed percentile rankings within a peer group. It does use survey data to determine on a historical basis the degree of correlation between the base salary, annual incentive and equity compensation provided by us (expressed as a percentile ranking relative to our peers) and our percentile ranking among the same peer group for performance measures that include, but are not limited to, return on average assets, return on average equity, asset growth, total shareholder return, efficiency ratio and net income growth.

Risk

We have sought to establish a compensation package for our named executive officers that rewards success without promoting excessive or unnecessary risk in the conduct of our business. We seek to set base compensation, insurance coverages and retirement savings benefits at levels that support a reasonable standard of living without reliance on incentive pay. Our cash bonus program is not formulaic. We set a challenging but realistic financial goal and afford the Compensation Committee substantial discretion to determine final payouts based on a retrospective, subjective evaluation of corporate and individual conduct using a variety of financial and operational factors. In particular, we do not promise increased payouts for achieving pre-determined, aggressively set goals. We pay a substantial portion of our executive officers’ compensation in the form of equity or equity-linked instruments. We impose stock ownership requirements on our executive officers to discourage activities with short-term benefits to corporate performance but potentially adverse long term effects. We tie these guidelines to compensation levels, rather than requiring ownership of a defined number of shares or retention of all or a portion of shares delivered as compensation, so that required holdings are meaningful but should not be so large a portion of any executive’s income or net worth as to impair his or her judgment in the performance of duties. We also maintain equity-based compensation programs that by design require the holding of certain equity-based compensation to termination of employment or beyond.

In 2010, the federal financial institution regulatory agencies, including the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve jointly issued inter-agency guidance on Sound Incentive Compensation Policies (the “Guidance”). The Guidance establishes broad principles for designing and implementing incentive compensation programs that balance reward and risk, can be effectively monitored through internal controls and procedures and are supported through effective corporate governance. In March 2011, these agencies proposed for public comment regulations that would prohibit the use of incentive compensation programs that encourage excessive risk taking (the “Proposed Regulations”). The Company engaged McLagan Partners, Inc., a subsidiary of Aon Hewitt, in late 2011 to review its incentive compensation programs and evaluate their structure and operation in light of the Guidance and the Proposed Regulations. McLagan had not previously provided any services to the Company and had not participated in the design or administration of our existing incentive programs. Consistent with McLagan’s findings, we adjusted our equity compensation program to include additional deferral provisions.

Compensation Clawback Policy

Hudson City Bancorp and Hudson City Savings have adopted compensation clawback policies that apply to all executive officers and to each other officer with functional responsibility for the preparation or verification of information included in their audited financial statements. Under these policies, in the event of a financial restatement, performance-based compensation paid during the three-year period ending on the date the financial restatement occurs will be reviewed by a committee of outside directors. The committee will determine whether the restatement resulted from Hudson City’s material non-compliance with financial reporting requirements under the federal securities law and whether any performance-based compensation was paid during the relevant three-year period based on data derived from the financial statement that was required to be restated. If it makes such a determination, it may require the recomputation of that performance-based compensation using data from the financial restatement, and, if overpayments have been made, demand repayment of the overpayment or take other responsive actions.

Impact of Accounting and Tax Treatment

Section 162(m). Section 162(m) of the Internal Revenue Code imposes a $1 million annual limit per executive officer on our federal tax deduction for certain types of compensation paid to some of the named executive officers. It has been the Compensation Committee’s practice to structure the compensation and benefit programs offered to the named executive officers with a view to maximizing the tax deductibility for the Company of amounts paid. However, in structuring compensation programs and making compensation decisions, the Compensation Committee considers a variety of factors, including the materiality of the payments and tax deductions involved, the need for flexibility to address unforeseen circumstances and the need to attract and retain qualified management. After considering these factors, the Compensation Committee may decide to authorize payments, all or part of which would be nondeductible for federal tax purposes.

Sections 4999 and 280G. Section 4999 of the Internal Revenue Code imposes a 20% excise tax on certain “excess parachute payments” made to “disqualified individuals.” Under section 280G of the Internal Revenue Code, such excess parachute payments are also nondeductible to the Company. If payments that are contingent on a change in control to a disqualified individual (which terms include the named executive officers) exceed three times the individual’s “base amount,” they constitute “excess parachute payments” to the extent they exceed one times the individual’s base amount.

We have entered into employment agreements with each of Messrs. Hermance and Salamone, pursuant to which we will make an indemnification payment to the executive officer so that, after payment of the initial excise tax and all additional income and excise taxes imposed on the indemnification payment, the executive officer would retain approximately the same net after-tax amounts under the employment agreement that he would have retained if there was no excise tax. This indemnification is intended to preserve the net after-tax value to these individuals of termination benefits under their employment agreements, regardless of whether we experience a change in control. Our other named executive officers are not entitled to such payments under their change in control agreements. These agreements provide that payments to these executives will be capped if needed to avoid application of sections 4999 and 280G, but only if the officer is better off on a net after-tax basis. Neither Hudson City Savings, nor Hudson City Bancorp, is permitted to claim a federal income tax deduction for the portion of the change of control payment that constitutes an “excess parachute payment,” or the indemnification payment. We have not entered into an employment agreement that includes a tax gross-up provision since 2001 and it is Hudson City’s policy not to include such provision in any new employment agreements.

Accounting Considerations. The Compensation Committee is informed of the financial statement implications of the elements of the executive officer compensation program. However, a compensation element’s contribution to the objectives of our executive officer compensation program and its projected economic cost, which may or may not be reflected on our financial statements, are the primary drivers of executive officer compensation decisions.

Personal Income Tax Considerations. Federal and state income tax laws do not apply uniformly to all items of compensation, with the result that certain items of compensation are more valuable, on a net after-tax basis, to our named executive officers, or less costly, on a net after-tax basis, to us. We take the federal and state personal income tax treatment of various items of compensation into account to the extent consistent with the corporate goals and objectives of our executive compensation program.

Stock Ownership and Stock Retention Policies

We set stock ownership targets for our directors and officers with a title of Executive Vice President or higher. The purpose of these guidelines is to promote director and officer stock ownership that will cause our directors and officers to share, with other shareholders, a financial interest in the performance of our stock.

Directors. Pursuant to the Stock Ownership Policy, we expect each outside director initially elected or appointed to the Board on or after July 20, 2010, to own an amount of our common stock equal to five times the annual cash retainer for such director’s service. For directors elected or appointed to the Board prior to July 20, 2010, the stock ownership target is an amount of our common stock equal to ten times the annual cash retainer for such director’s service. Once an outside director holds shares with a value equal to the stock ownership target, such director will be deemed in compliance with the Stock Ownership Policy regardless of future changes in stock price. New directors have five years to meet the applicable stock ownership target. Current stock ownership by our directors meets or exceeds the target levels.

Officers. We expect each senior executive officer to own an amount of our common stock based on their position as follows:

Title	Multiple of Annual Base Salary Rate
Chairman, President, Chief Executive Officer, Chief Operating Officer	5 times
Executive Vice President	3 times

The Board has authorized the Nominating and Governance Committee to adopt stock ownership guidelines for our other officers as it deems necessary or appropriate. New senior executive officers have five years to meet the applicable stock ownership target. Current stock ownership by our named executive officers meets or exceeds the guideline levels.

Stock Retention Policies. It is our policy to require each named executive officer to retain one-half of the net number of shares (after provision for applicable taxes and exercise prices) received through the vesting of stock and stock unit awards and the exercise of vested stock options until such time as he or she is in compliance with our stock ownership guidelines. In addition, our compensation programs require certain equity compensation to be retained through termination of employment and beyond. Through our ESOP, substantially all of our officers and employees own shares which they may not sell until they leave our employ. Through our Benefit Maintenance Plan and Officers Deferred Compensation Plan, Messrs. Hermance and Salamone and each of our named executive officers own share units that may not be divested until the calendar year following termination of employment. The following table shows that number of such shares or share units which each of our named executives held as of December 31, 2012:

Name	ESOP (1)	Officers Deferred Compensation Plan (2)	Benefit Maintenance Plan (3)
Mr. Hermance	43,904	369,627	281,453
Mr. Salamone	31,457	19,808	134,048
Mr. Kranz	43,904	—	29,690
Mr. Laird	42,431	—	18,107
Ms. Dedrick	1,531	—	—
Mr. Fabiano	14,123	—	1,211

(1)	The figures shown represent 50% of the shares held in the ESOP accounts of each named executive officer. In accordance with the tax laws applicable to our ESOP, each of our named executive officers either has or will in the future have the right to direct the sale and investment diversification of up to 50% of the shares held in his or her ESOP account. None of our named executive officers has exercised this right.
(2)	The figures shown represent the aggregate common stock units credited to each named executive’s accounts under the Officers Deferred Compensation Plan on account of the deferral of his or her salary in excess of $1 million. Such deferrals are converted into stock units that fluctuate in value with our common stock and are adjusted to reflect any dividends on our common stock. These stock units may not be liquidated until the calendar year following the calendar year of termination of employment.
(3)	The figures shown represent the aggregate common stock units credited to each named executive’s accounts under the Benefit Maintenance Plan to reflect stock that could not be allocated to them under the ESOP due to the contribution and compensation limits imposed on tax-qualified plans under the tax laws. Such deferrals are converted into stock units that may not be liquidated until the calendar year following the calendar year of termination of employment.

Prohibition of Hedging. In support of our stock retention policies, in 2012 we have adopted a policy that prohibits hedging against changes in the value of our common stock by our executive officers and directors. We have authorized our Compensation Committee to enforce this policy by placing transfer restrictions on compensatory awards, requiring periodic certifications of compliance, and/or by taking voluntary compliance into account in determinations of future compensation. The Compensation Committee may waive this prohibition for intra-family transfers, estate-planning vehicles and philanthropic activities, which it determines are not inconsistent with this policy’s intent and purpose.

Role of CEO in Determining the Compensation of Other Named Executive Officers

We believe that compensation policy is an important tool that should be available to the Chief Executive Officer in setting and executing corporate strategy. Our Compensation Committee, alone or in consultation with the other independent members of our Board of Directors, determines the compensation of each executive officer but considers the views of the Chief Executive Officer and President in setting the compensation of the more junior executive officers.

Consideration of Prior Say-on-Pay Votes

At our Annual Meeting of Shareholders held on April 19, 2011, we submitted to a vote of our shareholders the approval, on a non-binding basis, of the compensation of the named executive officers identified in the proxy materials for that meeting. Of the total votes cast on this proposal, 91.1% voted to approve, on a non-binding basis, the compensation of such named executive officers. A similar proposal was submitted to shareholders at the annual meeting held on April 25, 2012. Of the total votes cast on this proposal, 73.8% voted to approve, on a non-binding basis, the compensation of the named executive officers identified in the proxy materials for that meeting. At the time the compensation for the named executive officers was established for 2012 and 2013, our Board and Compensation Committee reviewed the results of the say-on-pay votes and considered these results, along with a variety of other factors, none of which was determinative when taken alone, in considering whether to make any adjustments to our compensation policies and practices.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Officer Compensation

The following table provides information about the compensation of our named executive officers for fiscal years 2010 through 2012.

SUMMARY COMPENSATION TABLE

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)
Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3)(8) ($)	Option Awards(4)(8) ($)	Non-Equity Incentive Plan Compensation(5) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6) ($)	All Other Compensation(7) ($)	Total ($)
Ronald E. Hermance, Jr.	2012	$1,680,000	—	$2,300,000	—	$2,000,000	$1,124,947	$392,447	$7,497,394
Chairman of the Board and Chief Executive Officer	2011 2010	1,680,000 1,621,538	— —	3,150,189 —	$1,050,000 3,587,500	600,000 2,000,000	2,125,887 967,942	428,953 652,422	9,035,029 8,829,402

Denis J. Salamone	2012	1,070,000	—	2,343,300	—	1,819,000	1,142,635	336,554	6,711,489
President and Chief Operating Officer, Director	2011 2010	1,070,000 985,385	— —	1,405,184 —	468,240 1,076,250	350,000 1,000,000	1,226,414 720,699	238,003 360,737	4,797,841 4,143,071

James C. Kranz	2012	504,200	—	554,620	—	550,000	603,283	110,402	2,322,505
Executive Vice President and Chief Financial Officer	2011 2010	496,508 475,931	— —	371,070 —	123,600 430,500	202,500 450,000	690,872 327,592	78,732 143,290	1,963,282 1,827,313

Thomas E. Laird	2012	450,000	—	495,000	—	550,000	463,102	95,484	2,053,586
Executive Vice President and Chief Lending Officer	2011 2010	442,308 421,731	— —	330,057 —	110,160 430,500	180,000 400,000	569,893 354,422	68,642 128,048	1,701,060 1,734,701

Tracey A. Dedrick	2012	400,000	—	440,000	—	520,000	—	60,240	1,420,240
Executive Vice President and Chief Risk Officer

Anthony J. Fabiano	2012	325,769	—	330,000	—	400,000	69,777	89,739	1,215,285
Executive Vice President

(1)	The figures shown for salary represent amounts earned for the fiscal year, whether or not actually paid during such year, whether or not deferred pursuant to non-incentive deferred compensation plans; and whether or not exchanged for awards of restricted stock, stock options or other forms of non-cash compensation. In 2012, Mr. Hermance was on medical leave for several months. The figure for his salary for 2012 includes salary replacement benefits in the amount of $786,187 provided under our disability plans in lieu of salary. In the case of Messrs. Hermance and Salamone, salary earned and disability benefits provided at an annual rate in excess of $1 million has been deferred, placed in a deferred compensation account and converted into 369,627.1373 cumulative share-equivalent units (years 2006 through 2012) for Mr. Hermance and 19,807.6771 cumulative share equivalents (years 2010 through 2012) for Mr. Salamone. These share equivalents are adjusted to reflect dividends and positive or negative share price performance for Hudson City Bancorp common stock.
(2)	Hudson City Bancorp and Hudson City Savings do not award bonuses to executive officers that are not linked to performance.
(3)	Represents the aggregate grant date fair value of deferred stock units with respect to Hudson City Bancorp stock granted to the named executive officer during the applicable year, calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to note 11(e) to the audited financial statements included in this Annual Report on Form 10-K. This amount does not reflect the value of dividends (if any) paid on unvested restricted stock, which is included in the Summary Compensation Table under the caption “All Other Compensation.”

(4)	Represents the aggregate grant date fair value of options to purchase shares of Hudson City Bancorp common stock granted to the named executive officer during the applicable year, calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to note 11(c) to the audited financial statements included in this Annual Report on Form 10-K. All options granted to our named executive officers in fiscal years 2010 and 2011 were performance-based stock options.
(5)	Represents amounts earned for services rendered during the fiscal year under our Executive Officer Annual Incentive Plan, whether or not actually paid during such fiscal year.
(6)	Includes for each named executive officer the increase (if any) for the fiscal year in the present value of the individual’s accrued benefit (whether or not vested) under each tax-qualified and non-qualified actuarial or defined benefit plan calculated by comparing the present value of each individual’s accrued benefit under each such plan in accordance with FASB ASC Topic 715 as of the plan’s measurement date in such fiscal year to the present value of the individual’s accrued benefit as of the plan’s measurement date in the prior fiscal year.
(7)	The named executive officers participate in certain group life, health and disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. The figure shown for each named executive officer for 2012 includes our direct out-of-pocket cost (reduced, in the case of the figures shown for company cars, by the amount that we would otherwise have paid in cash reimbursements during the year for business use of a personal car), for the following items:

	Mr. Hermance	Mr. Salamone	Mr. Kranz	Mr. Laird	Ms. Dedrick	Mr. Fabiano
Employer contributions to qualified and non-qualified deferred compensation plans (including 401(k) plans and ESOP)	$139,883	$163,121	$76,865	$68,602	$24,505	$49,663
Life insurance premiums (excluding nondiscriminatory group term life insurance)	—	—	—	—	—	—
Amount paid or accrued under termination of employment or change of control arrangements	—	—	—	—	—	—
Tax gross-up or reimbursement payments	—	—	—	—	—	—
Accelerated benefits due to change in control under defined benefit or actuarial plans	—	—	—	—	—	—
Employer contribution to designated charity under charitable contribution matching program	50,000	30,000	3,500	—	10,000	10,000
Dividends paid on unvested restricted stock where performance conditions have been met but service conditions have not been met	162,722	121,581	30,037	26,771	25,735	14,829
Company car	30,494	12,757	—	—	—	15,062
Club dues	9,298	9,096	—	—	—	—
Executive medical program	50	—	—	110	—	185
Travel expense for spouse to accompany on business travel	—	—	—	—	—	—
Amounts paid under a plan in connection with termination	—	—	—	—	—	—

(8)	Securities and Exchange Commission rules require that we report equity and option grants in the year granted even though they are earned based on service over multiple years and are attributable, both for GAAP expense and internal business purposes, ratably over the service period.

The following table shows certain components of 2012 compensation of the executives as a percentage of total compensation for that year (Column (J)), including: salary and bonus (Columns (C) and (D)), total cash compensation (Columns (C), (D) and (G)), and total performance-based compensation (Columns (E) (F) and (G)).

	Components of 2012 Compensation Expressed as a Percentage of Total Compensation (Column (J))
Name	Salary and Bonus (Columns (C) and (D))	Total Cash Compensation (Columns (C), (D) and (G))	Total Performance- Based Compensation (Columns (E) (F) and (G))
Mr. Hermance	22.4%	49.1%	57.4%
Mr. Salamone	15.9%	43.0%	62.0%
Mr. Kranz	21.7%	45.4%	47.6%
Mr. Laird	21.9%	48.7%	50.9%
Ms. Dedrick	28.2%	64.8%	67.6%
Mr. Fabiano	26.8%	59.7%	60.1%

Employment Agreements

Hudson City Bancorp and Hudson City Savings have each entered into amended and restated employment agreements dated as of December 31, 2008 with Messrs. Hermance and Salamone to secure their services as officers. These employment agreements amend and restate prior agreements among Hudson City Bancorp, Hudson City Savings and each of Messrs. Hermance and Salamone. Other than as noted in this summary or any other discussion of the employment agreements in this annual proxy statement, the terms and conditions of the employment agreements between the executives and Hudson City Bancorp are substantially similar in all material respects to the terms and conditions of the employment agreements between the executives and Hudson City Savings.

The employment agreements between Hudson City Bancorp and each of Messrs. Hermance and Salamone have rolling three-year terms, until the executive or Hudson City Bancorp gives notice of non-extension, at which time the terms are fixed for three years. The employment agreements between Hudson City Savings and each of Messrs. Hermance and Salamone have an initial three-year term, subject to annual extensions based on a review by the Board of Directors of Hudson City Savings of the executive’s performance. The executives’ current annual salary rates payable pursuant to these agreements are their current rates of $1,680,000 for Mr. Hermance and $1,070,000 for Mr. Salamone. The agreements also provide for discretionary cash bonuses, participation on generally applicable terms and conditions in compensation and fringe benefit plans and customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and for six years after termination. The employment agreements with Hudson City Bancorp also provide for the use of an automobile owned or leased by Hudson City Bancorp and reimbursement for memberships in mutually agreed upon clubs and organizations. See “Executive Officer Compensation — Termination and Change of Control Benefits” for a description of the severance provisions contained in the employment agreements.

Compensation Plans

Incentive Plans

Executive Officer Annual Incentive Plan. Officers at and above the level of Vice President are eligible to earn cash incentives each year under the Executive Officer Annual Incentive Plan upon achievement of corporate and individual performance goals. We intend incentives payable under the Executive Officer Annual Incentive Plan to constitute qualified performance-based compensation under section 162(m) of the Internal Revenue Code.

In order to be eligible for incentive payments under the Executive Officer Annual Incentive Plan for a given year, participants must (with certain exceptions for death, disability, retirement or a change in control) be employed on the last day of the plan year. The amount of the incentive payable to each participant is either a fixed dollar amount or a percentage of his or her annual rate of base salary. The committee administering the plan determines the incentive payments after the end of the year based on the achievement of pre-established corporate performance goals and a subjective review of individual performance in the context of pre-established subjective performance factors. Generally no incentives are payable if corporate and individual performance are below minimum thresholds. We generally pay incentives under the Executive Officer Annual Incentive Plan on or before March 15 of the year following the plan year in which they are earned, following determination of the level of achievement of corporate and individual performance goals. In the event that a deferred compensation plan for officers is in effect, participants may elect to defer payment of their bonus until a later date.

We paid incentives under the Executive Officer Annual Incentive Plan for the year 2012 on December 31, 2012, upon preliminary certification by the Compensation Committee that the goals for 2012 had been met. These payments were made subject to clawback in the event that attainment of those goals was later recalculated. These payments were made in 2012 to improve tax consequences under sections 280G and 4999 of the Code with respect to payments and benefits that may be owed to officers in connection with the Merger.

The Compensation Committee of our Board of Directors has been appointed to be the administrative committee of the Executive Officer Annual Incentive Plan at all times during that plan’s existence.

2000 Stock Option Plan. Our Board of Directors adopted the 2000 Stock Option Plan in 1999 and our shareholders approved the plan in 2000. We have not made any awards under this plan since 2005 and will not make any more in the future. Awards made to our named executive officers under these plans after 2000 and prior to 2006 vested in 20% increments over a five year period beginning at the date of grant. The last of these awards completed vesting in 2010. The Compensation Committee of our Board of Directors has been appointed to be the administrative committee of the 2000 Stock Option Plan at all times during that plan’s existence.

2006 Stock Incentive Plan and Amended and Restated 2011 Stock Incentive Plan. Our Board of Directors adopted the 2006 Stock Incentive Plan in 2006. Our shareholders approved the plan in the same year. Subject to the terms of the 2006 Stock Incentive Plan, employees, directors and officers of Hudson City Bancorp and Hudson City Savings and any other subsidiary are eligible to participate. Hudson City Bancorp reserved 30,000,000 shares of common stock for issuance under the 2006 Stock Incentive Plan. Our Board adopted, and our shareholders approved, the Amended and Restated 2011 Stock Incentive Plan in 2011, which amends and restates the 2006 Stock Incentive Plan. Hudson City Bancorp has reserved 28,750,000 shares of common stock for issuance under the Amended and Restated 2011 Stock Incentive Plan, including 2,070,000 shares which had remained under the 2006 Stock Incentive Plan.

The committee administering the Amended and Restated 2011 Stock Incentive Plan may, in its discretion, grant any or all of nine types of equity-linked awards to eligible individuals: stock options, stock appreciation rights, restricted stock (both time-based and performance-based), performance shares, performance units, deferred stock, phantom stock and other stock-based awards. The administrative committee will, in its discretion, determine the type of awards made and establish other terms and conditions applicable to the award. The Compensation Committee of our Board of Directors has been appointed to be the administrative committee of the 2011 Amended & Restated Stock Incentive Plan at all times during that plan’s existence.

The following table sets forth information regarding plan-based awards granted to the named executive officers of Hudson City Bancorp during the last fiscal year.

GRANTS OF PLAN-BASED AWARDS TABLE — 2012

Name	Grant Date	Compensation Committee Decision Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)	Estimated Future Payouts Under Equity Incentive Plan Awards						Grant Date Fair Value of Stock and Option Awards ($)(2)
			Target	Threshold		Target		Maximum
			($)	(#)		(#)		(#)
(a)	(b)		(d)	(f)		(g)		(h)		(l)
Ronald E. Hermance, Jr.			$3,360,000
	8/1/12	7/24/12				183,121	(3)			$1,150,000
	8/1/12	7/24/12		47,172	(4)	188,689	(4)	283,034	(4)	1,150,001

Denis J. Salamone			1,819,000
	3/30/12	3/30/12				160,061	(3)			1,171,650
	3/30/12	3/30/12		38,665	(4)	154,658	(4)	231,987	(4)	1,171,650

James C. Kranz			655,460
	3/30/12	3/30/12				37,884	(3)			277,310
	3/30/12	3/30/12		9,151	(4)	36,605	(4)	54,908	(4)	277,310

Thomas E. Laird			585,000
	3/30/12	3/30/12				33,811	(3)			247,500
	3/30/12	3/30/12		8,168	(4)	32,670	(4)	49,005	(4)	247,500

Tracey A. Dedrick			520,000
	3/30/12	3/30/12				30,055	(3)			220,000
	3/30/12	3/30/12		7,260	(4)	29,040	(4)	43,560	(4)	220,000

Anthony J. Fabiano			520,000
	3/30/12	3/30/12				22,541	(3)			165,000
	3/30/12	3/30/12		5,445	(4)	21,780	(4)	32,670	(4)	165,000

(1)	Represents target awards set under our Executive Annual Incentive Plan for each named executive. The target figures represent the maximum amounts payable to each as an incentive upon achievement of a level of income before taxes and extraordinary items of $335.9 million, subject to downward but not upward adjustment in the discretion of the Compensation Committee.
(2)	Represents the aggregate grant date fair value of each deferred stock unit award, calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to notes 11(c) and (e) to the audited financial statements included in this Annual Report on Form 10-K.

(3)	The reported awards are deferred stock unit awards granted under the Amended and Restated 2011 Stock Incentive Plan. These awards vest on March 30, 2015 provided that the named executive officer continues in service through that date, and provided that a specified performance goal has been satisfied. Half of each award that vests will be distributed on March 30, 2015, with the remainder deferred until and distributed on March 30, 2018, in each case in Hudson City Bancorp common stock. The specified performance measure for these awards is a minimum leverage capital ratio of 8.0% that Hudson City Savings must maintain or exceed throughout the vesting period. This goal is subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of deferred stock unit holders. A recipient generally forfeits a deferred stock unit award with performance conditions in the event the recipient terminates service before the vesting date or in the event that the performance goals are not met. In the event of termination of service due to death, disability or retirement prior to March 30, 2015, the deferred stock units scheduled to vest on that date will vest on satisfaction of the specified performance measures. In the event of a change in control followed by a discharge without cause or a resignation with good reason, all unvested deferred stock units will vest on the date of termination. Each deferred stock unit award is governed by the terms and conditions of its award notice, and of the Amended and Restated 2011 Stock Incentive Plan, which include definitions of disability, retirement, change in control, resignation for good reason and termination for cause for purposes of the awards.
(4)	The reported awards are variable deferred stock unit awards granted under the Amended and Restated 2011 Stock Incentive Plan. These awards vest on March 30, 2015 provided that the named executive officer continues in service through that date, with the number of deferred stock units available (if any) determined by the level of attainment of the specified performance goal. Each award that vests will be distributed on March 30, 2015 in Hudson City Bancorp common stock. The specified performance measure for half of these awards is the performance of Hudson City Bancorp’s total shareholder return over the vesting period relative to the total shareholder returns of the companies included in the Keefe, Bruyette & Woods Regional Bank Index, with threshold, target and maximum goals of the 25th, 50th and 75th percentiles respectively. The specified performance measure for the other half of these awards is Hudson City Bancorp’s return on average tangible shareholder equity for 2012, with threshold, target and maximum goals of 5.0%, 6.0% and 7.5% respectively. Under these variable deferred stock unit awards, the number of units that may be distributed depends on the level of attainment of the performance goals, and the number of units available for vesting is interpolated linearly on attainment between threshold and target or between target and maximum levels. The goals are subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of deferred stock unit holders. Based on Hudson City Bancorp’s actual return on average tangible shareholder equity for 2012 of 5.47%, the Compensation Committee determined that 60.25% of the stock units subject to that performance condition are available for vesting. A recipient generally forfeits a deferred stock unit award with performance conditions in the event the recipient terminates service before the vesting date or in the event that the performance goals are not met. In the event of termination of service due to death, disability or retirement prior to March 30, 2015, the deferred stock units scheduled to vest on that date will vest on satisfaction of the specified performance measures. In the event of a change in control followed by a discharge without cause or a resignation with good reason, all unvested deferred stock units will vest on the date of termination. Each deferred stock unit award is governed by the terms and conditions of its award notice, and of the Amended and Restated 2011 Stock Incentive Plan, which include definitions of disability, retirement, change in control, resignation for good reason and termination for cause for purposes of the awards.

Stock Awards and Stock Option Grants Outstanding

The following tables set forth information regarding stock awards, stock options and similar equity compensation outstanding at December 31, 2012, whether granted in 2012 or earlier, including awards that have been transferred other than for value. No vested or unvested option held by our named executives as of December 31, 2012 had an exercise price less than the closing price of our common stock on that date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE — 2012

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Options Exercise Price ($)(9)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights of Stock That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)	(i)		(j)
Ronald E. Hermance, Jr.	566,651	—		—		12.22	2/18/2014	—		—	322,600	(5)	$2,622,738
	2,250,000	—		—		12.76	7/20/2016	—		—	183,121	(6)	1,488,774
	1,125,000	—		—		13.78	1/25/2017	55,165	(7)	448,496	97,128	(7)	789,651
	1,250,000	—		—		15.69	1/24/2018	—		—	—		—
	750,000	—		—		12.03	1/22/2019	—		—	—		—
	—	—		625,000	(2)	13.12	1/18/2020	—		—	—		—
	—	218,750	(3)	218,750	(3)	9.50	3/14/2021	—		—	—		—
Denis J. Salamone	312,417	—		—		12.22	2/18/2014	—		—	143,900	(5)	1,169,907
	1,125,000	—		—		12.76	7/20/2016	—		—	160,061	(6)	1,301,296
	337,500	—		—		13.78	1/25/2017	48,218	(7)	392,018	74,627	(7)	606,718
	375,000	—		—		15.69	1/24/2018	—		—	—		—
	300,000	—		—		12.03	1/22/2019	—		—	—		—
	—	—		187,500	(2)	13.12	1/18/2020	—		—	—		—
	—	97,550	(3)	97,550	(3)	9.50	3/14/2021	—		—	—		—
James C. Kranz	128,240	—		—		12.22	2/18/2014	—		—	38,000	(5)	308,940
	225,000	—		—		12.76	7/20/2016	—		—	37,884	(6)	307,997
	67,500	—		—		13.78	1/25/2017	11,412	(7)	92,784	17,663	(7)	143,600
	150,000	—		—		15.69	1/24/2018	—		—	—		—
	127,500	—		—		12.03	1/22/2019	—		—	—		—
	—	—		75,000	(2)	13.12	1/18/2020	—		—	—		—
	—	25,750	(3)	25,750	(3)	9.50	3/14/2021	—		—	—		—
Thomas E. Laird	103,706	—		—		12.22	2/18/2014	—		—	33,800	(5)	274,794
	225,000	—		—		12.76	7/20/2016	—		—	33,811	(6)	274,887
	67,500	—		—		13.78	1/25/2017	10,185	(7)	82,810	15,764	(7)	128,614
	150,000	—		—		15.69	1/24/2018	—		—	—		—
	127,500	—		—		12.03	1/22/2019	—		—	—		—
	—	—		75,000	(2)	13.12	1/18/2020	—		—	—		—
	—	22,950	(3)	22,950	(3)	9.50	3/14/2021	—		—	—		—
Tracey A. Dedrick	—	—		51,813	(4)	8.33	7/22/2021	—		—	36,100	(8)	293,493
	—	—		—				—		—	30,055	(6)	244,344
	—	—		—				9,053	(7)	73,609	14,013	(7)	113,924
Anthony J. Fabiano	45,000	—		—		13.78	1/25/2017	—		—	13,100	(5)	106,503
	50,000	—		—		15.69	1/24/2018	—		—	22,541	(6)	183,258
	45,000	—		—		12.03	1/22/2019	6,790	(7)	55,207	10,510	(7)	85,443
	—	—		37,500	(2)	13.12	1/18/2020	—		—	—		—
	—	8,900	(3)	8,900	(3)	9.50	3/14/2021	—		—	—		—

(1)	We calculate market value on the basis of $8.13 per share, which is the closing sales price for our common stock on the NASDAQ Global Select Market on December 31, 2012.
(2)	These stock options vested on January 29, 2013, based on Hudson City’s attainment of an operating efficiency below 25.0% for any quarter during the years 2010, 2011 and 2012. The other half of the options under these awards were forfeited based on Hudson City’s failure to sustain an aggregate diluted earnings per share of $1.18 over any four successive quarters in the years 2010, 2011 and 2012. These targets were subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event would not materially adversely affect the rights of option holders.
(3)	These stock options vest on March 15, 2014 subject to continued employment through such date. Half of these options remain subject to Hudson City’s attainment target levels for aggregate diluted earnings per share sustained over any four successive quarters in the years 2011, 2012 and 2013. The other half of these options were subject to Hudson City’s attainment of charge-offs of less than 75 basis points of total loans in 2011, which has been accomplished. These targets are subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of option holders.

(4)	These stock options vest on July 22, 2014 subject to continued employment through such date. Half of these options remain subject to Hudson City’s attainment target levels for aggregate diluted earnings per share sustained over any four successive quarters in the years 2011, 2012 and 2013. The other half of these options were subject to Hudson City’s attainment of charge-offs of less than 75 basis points of total loans in 2011, which has been accomplished. These targets are subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of option holders.
(5)	These deferred stock units vest on March 15, 2014 (subject to continued employment through such date), provided that Hudson City must maintain a minimum leverage capital ratio throughout the vesting period. This target is subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of option holders. These deferred stock units are to be distributed in Hudson City Bancorp common stock, with 50% distributed upon vesting, and the remainder distributed on March 15, 2017.
(6)	These deferred stock units vest on March 30, 2015 (subject to continued employment through such date), provided that Hudson City must maintain a minimum leverage capital ratio throughout the vesting period. This target is subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of option holders. These deferred stock units are to be distributed in Hudson City Bancorp common stock, with 50% distributed upon vesting, and the remainder distributed on March 30, 2018.
(7)	These awards vest on March 30, 2015 (subject to continued employment through such date), with the number of deferred stock units available (if any) determined by the level of attainment of the specified performance goal. Each award that vests will be distributed on March 30, 2015 in Hudson City Bancorp common stock. The specified performance goal for half of these awards is based on the performance of Hudson City Bancorp’s total shareholder return over the vesting period relative to the total shareholder returns of the companies included in the Keefe, Bruyette & Woods Regional Bank Index. Units subject to this goal are included in column (i) of this table. The specified performance measure for the other half of these awards is Hudson City Bancorp’s return on average tangible shareholder equity for 2012, with threshold, target and maximum goals of 5.0%, 6.0% and 7.5% respectively. Based on Hudson City Bancorp’s actual return on average tangible shareholder equity for 2012 of 5.47%, the Compensation Committee determined that 60.25% of the stock units subject to that performance condition are available for vesting. The resulting units are recorded in column (g) of this table. Under these variable deferred stock unit awards, the number of units that may be distributed depends on the level of attainment of the performance goals, and the number of units available for vesting is interpolated linearly on attainment between threshold and target or between target and maximum levels. The goals are subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of deferred stock unit holders.
(8)	These deferred stock units vest on July 22, 2014 (subject to continued employment through such date), provided that Hudson City must maintain a minimum leverage capital ratio throughout the vesting period. This target is subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of option holders. These deferred stock units are to be distributed in Hudson City Bancorp common stock, with 50% distributed upon vesting, and the remainder distributed on July 22, 2017.

(9)	All stock options have a ten-year term. Generally our options have an exercise price equal to the closing sales price for our common stock on the NASDAQ Global Select Market on the date of grant (or, where no sales occurred on the date of grant, the closing sales price on the closest prior date on which sales occurred). In certain cases, however, we have granted options with a designated pricing date that is three days after our earnings announcement next following the date of grant. For purposes of FASB ASC Topic 718, the grant date of these awards is considered to be the designated pricing date. The exercise prices for all options with expiration dates prior to 2016 include adjustments made to the original grant-date exercise price to reflect subsequent stock splits. In 2010 we modified the terms of outstanding option awards such that the expiration date is accelerated (if applicable) to the fifth anniversary of retirement, death or disability, to the three-month anniversary of voluntary resignation or discharge without “cause” and to the date of discharge for “cause.” The option grant dates and split-adjusted closing sales price for our common stock on the various options grants are as follows:

Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#)	Option Award Date	Option Pricing Date (if Different)	NASDAQ Global Select Market Closing Sales Price on Option Award or Pricing Date ($)

Ronald E. Hermance, Jr.	566,651	—	—	2/19/2004		12.22
	2,250,000	—	—	7/21/2006		12.76
	1,125,000	—	—	1/26/2007		13.78
	1,250,000	—	—	1/25/2008		15.69
	750,000	—	—	1/23/2009		12.03
	—	—	625,000	1/19/2010	1/22/2010	13.12
	—	218,750	218,750	3/15/2011	4/25/2011	9.50
Denis J. Salamone	312,417	—	—	2/19/2004		12.22
	1,125,000	—	—	7/21/2006		12.76
	337,500	—	—	1/26/2007		13.78
	375,000	—	—	1/25/2008		15.69
	300,000	—	—	1/23/2009		12.03
	—	—	187,500	1/19/2010	1/22/2010	13.12
	—	97,550	97,550	3/15/2011	4/25/2011	9.50
James C. Kranz	128,240	—		2/19/2004		12.22
	225,000	—	—	7/21/2006		12.76
	67,500	—	—	1/26/2007		13.78
	150,000	—	—	1/25/2008		15.69
	127,500	—	—	1/23/2009		12.03
	—	—	75,000	1/19/2010	1/22/2010	13.12
	—	25,750	25,750	3/15/2011	4/25/2011	9.50
Thomas E. Laird	103,706	—	—	2/19/2004		12.22
	225,000	—	—	7/21/2006		12.76
	67,500	—	—	1/26/2007		13.78
	150,000	—	—	1/25/2008		15.69
	127,500	—	—	1/23/2009		12.03
	—	—	75,000	1/19/2010	1/22/2010	13.12
	—	22,950	22,950	3/15/2011	4/25/2011	9.50
Tracey A. Dedrick	—	—	51,813	7/19/2011	7/22/2011	8.33
Anthony J. Fabiano	45,000	—	—	1/26/2007		13.78
	50,000	—	—	1/25/2008		15.69
	45,000	—	—	1/23/2009		12.03
	—	—	37,500	1/19/2010	1/22/2010	13.12
	—	8,900	8,900	3/15/2011	4/25/2011	9.50

The following table sets forth the stock awards that vested and the option awards that were exercised for the named executive officers during the last fiscal year.

OPTION EXERCISES AND STOCK VESTED TABLE — 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Ronald E. Hermance, Jr.	—	—	120,000	$819,600
Denis J. Salamone	—	—	43,750	298,813
James C. Kranz	—	—	15,000	102,450
Thomas E. Laird	—	—	15,000	102,450
Tracey A. Dedrick	—	—	—	—
Anthony J. Fabiano	—	—	5,000	34,150

(1)	These figures include the amount realized during the fiscal year upon exercise of vested stock options by the named individual and the vesting of restricted stock, based on the closing sales price for a share of our common stock on the NASDAQ Global Select Market on the exercise date or vesting date, as applicable. Option holders may not transfer unexercised stock options or unvested restricted stock for value.

Post-Employment Compensation

Pension Benefits

The Employees’ Retirement Plan of Hudson City Savings Bank is a tax-qualified plan that covers substantially all salaried employees hired before August 1, 2005 who have attained age 21 and have at least one year of service. Its purpose is to take advantage of favorable tax rules to provide substantially all eligible employees with a stable and predictable source of retirement income that does not require the individual employee to bear either investment or mortality risk.

The Hudson City Savings Bank Benefit Maintenance Plan provides for the payment of certain benefits that would otherwise be payable under the Employees’ Retirement Plan, but for certain limitations imposed by the Internal Revenue Code. Tax laws impose a limit (up to $250,000 for individuals retiring in 2012) on the average final compensation that we may count in computing benefits under the Employees’ Retirement Plan, and on the annual benefits ($200,000 in 2012) that we may pay. The Employees’ Retirement Plan may also pay benefits accrued as of January 1, 1994 based on tax law limits then in effect. For Messrs. Hermance, Salamone, Kranz and Laird, benefits based on average final compensation in excess of tax limits are payable under the Benefit Maintenance Plan.

Under the Employees’ Retirement Plan, upon attaining age 65, participants receive an annual retirement benefit commencing at retirement equal to two percent of their average compensation (which includes salary within tax law limits, but not bonus, overtime or other special pay) for the highest three consecutive years out of the final ten years of employment, multiplied by their years of credited service, up to a maximum of 30 years of service. The Benefit Maintenance Plan provides that participants, upon attaining age 65, will receive an annual retirement benefit equal to two percent of their average compensation (which includes salary, but not bonus, overtime or other special pay) for the highest three consecutive years out of the final ten years of employment, multiplied by their years of credited service, up to a maximum of 30 years of service, minus the amount of their accrued benefit under the Employee’s Retirement Plan. Under both the Employees’ Retirement Plan and the Benefit Maintenance Plan, participants have the option of choosing an actuarially equivalent alternative form of benefit, which would affect the amount of the retirement benefit payable each year.

Both the Employees’ Retirement Plan and the Benefit Maintenance Plan also provide for payment of a reduced early retirement benefit to participants who retire either after age sixty with at least five years of service or after 30 years of service. Messrs. Salamone, Kranz and Laird are currently eligible for early retirement benefits. The plans calculate early retirement benefits under the same formula as normal retirement benefits, but base them on compensation and credited service as of the date of termination of employment, and reduce benefits by 2/12 of 1% for each of the first 120 months that payment commencement precedes the normal retirement date. A participant who has completed at least 30 years of service and wants to begin payment before age 55 is entitled to the actuarial equivalent to the benefit payable at age 55.

Prior to 2005, as part of our hiring negotiations with a new employee, we may have agreed to grant credit for service with the newly hired employee’s immediate prior employer. We no longer grant such prior service credit.

Mr. Fabiano joined Hudson City in connection with the merger of Sound Federal Bancorp, Inc., and its subsidiary, Sound Federal Savings and Loan Association, into Hudson City Bancorp and Hudson City Savings, respectively. Prior to this merger, Sound Federal Savings and Loan Association maintained a Retirement Income Plan. This plan was merged into the Employees’ Retirement Plan in 2007, but generally without altering its benefit provisions. At the time of the Sound Federal merger, benefits under the Sound Federal Retirement Income Plan were frozen. Under this plan, upon attaining age 65, participants receive an annual retirement benefit commencing at retirement equal to the difference between 4% of average annual earnings (average earnings during the three consecutive calendar years within the last ten years of service that results in the highest average, including salary, bonus and disability, but including deferrals only if made under a 401(k) plan) and 0.65% of the final average compensation (average earnings during the last three calendar years of service) up to the Social Security taxable wage base, multiplied by the participant’s years of credited service (up to a maximum of 15 years). The Sound Federal Retirement Income Plan provides for payment of a reduced early retirement benefit to participants who retire after age 55 with at least five years of service.

The following table sets forth information regarding pension benefits accrued by the named executive officers as of the end of the last fiscal year.

PENSION BENEFITS TABLE — 2012

Name	Plan Name	Number of Years of Credited Service (#)(1)(2)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)

Ronald E. Hermance, Jr.	Retirement Plan for Employees	24.75	$1,538,491	—
	Benefit Maintenance Plan	24.75	9,026,188	—
Denis J. Salamone	Retirement Plan for Employees	10.17	524,816	—
	Benefit Maintenance Plan	24.75	5,140,949	—
James C. Kranz	Retirement Plan for Employees	28.33	1,784,372	—
	Benefit Maintenance Plan	28.33	1,845,379	—
Thomas E. Laird	Retirement Plan for Employees	30	1,570,017	—
	Benefit Maintenance Plan	30	1,287,386	—
Tracey A. Dedrick	Retirement Plan for Employees	—	—	—
	Benefit Maintenance Plan	—	—	—
Anthony J. Fabiano	Retirement Plan for Employees	8.83	461,409	—
	Benefit Maintenance Plan	—	—	—

(1)	As part of his initial employment negotiations, Mr. Salamone was granted 14.58 years of service credit under the Benefit Maintenance Plan for prior employment with his former employer. Mr. Hermance was granted 1.33 years of service credit under the Benefit Maintenance Plan and Retirement Plan for Employees. We have not granted any prior service credit to any of our executive officers since 2004.
(2)	We determined the figures shown as of the plan’s measurement date during 2012 under FASB ASC Topic 715 for purposes of Hudson City Bancorp’s audited financial statements. For the mortality, discount rate and other assumptions used for this purpose, please refer to note 11(a) to the audited financial statements included in this Annual Report on Form 10-K.

Deferred Compensation

Profit Incentive Bonus Plan. The Profit Incentive Bonus Plan of Hudson City Savings Bank is a tax-qualified defined contribution plan for substantially all salaried employees who have attained age 21 and have at least one year of service. Hudson City Savings may make discretionary contributions to this plan as determined by the Board of Directors. The Profit Incentive Bonus Plan has an individual account for each participant’s contributions and allows each participant to direct the investment of his or her account. One permitted investment is common stock of Hudson City Bancorp. Participants direct the voting of shares purchased for their plan accounts.

Benefits under the Profit Incentive Bonus Plan are generally payable upon termination of employment or retirement (including early retirement). No employer contributions were made to this plan for 2012.

Employee Stock Ownership Plan. The Employee Stock Ownership Plan of Hudson City Savings Bank is a tax-qualified plan that covers substantially all salaried employees who have at least one year of service and have attained age 21. In 1999, Hudson City Bancorp lent the plan enough money to purchase 27,879,376 of the shares of Hudson City Bancorp common stock (adjusted for stock splits) issued to investors other than Hudson City, MHC (or 3.76% of the total number of shares issued in our 1999 reorganization). The plan has purchased all 27,879,376 shares. In connection with the second-step conversion and stock offering completed on June 7, 2005, Hudson City Bancorp lent the plan enough money to purchase an additional 15,719,223 of the shares of Hudson City Bancorp common stock (or 4% of the total number of shares issued in our second-step conversion and stock offering). The plan has purchased all 15,719,223 shares. As a condition to the extension of the 2005 loan, Hudson City Bancorp and the trustee of the plan renegotiated the terms (including the interest rate and maturity) of the 1999 loan. Although contributions to this plan are discretionary, Hudson City Savings intends to contribute enough money each year to make the required principal and interest payments on the loans from Hudson City Bancorp. Any additional contributions are discretionary. Both the 1999 loan (as extended) and the 2005 loan mature on December 31, 2044. Each loan calls for level annual payments of principal and interest. The plan has pledged the shares it purchased as collateral for the loan and holds them in a suspense account. The plan released 962,185 of the pledged shares during 2012. We expect the plan will release 962,185 of the shares annually in the years 2013 through 2043, and release the remaining shares in 2044. The plan will allocate the shares released each year among the accounts of participants in proportion to their base salary for the year. For example, if a participant’s base salary for a year represents 1% of the total base salaries of all participants for the year, the plan would allocate to that participant 1% of the shares released for the year. Participants direct the voting of shares allocated to their accounts. The trustee of the plan will usually vote the shares in the suspense account in a way that mirrors the votes which participants cast for shares in their individual accounts.

Benefit Maintenance Plan. The supplemental savings benefit under the Benefit Maintenance Plan of Hudson City Savings Bank is a non-qualified plan that permits selected individuals to defer amounts that would otherwise be deferred under the Profit Incentive Bonus Plan, but for certain limitations imposed by the Internal Revenue Code. This aspect of the Benefit Maintenance Plan was frozen as of December 31, 2004 and no additional amounts may be deferred thereunder. In 2010, Mr. Hermance had his balance under this aspect of the Plan transferred to his account under our non-qualified deferred compensation plan for named executive officers. As of December 31, 2012, Messrs. Salamone and Kranz had balances under this aspect of the Plan. This aspect of the Plan credits account balances with interest at the end of each calendar quarter at the highest rate of interest credited on certificates of deposit issued by Hudson City Savings during the calendar quarter. During 2012, the plan credited balances using interest rates of 1.95% during the first calendar quarter, 1.95% during the second calendar quarter, 1.71% during the third calendar quarter and 1.61% during the fourth calendar quarter. This aspect of the Plan allows for distribution of accounts in a single lump sum (unless the participant elects to receive annual installments over a period not to exceed fifteen years) as soon as administratively practicable on or after the first day of the calendar quarter coinciding with or next following (i) the participant’s termination of employment, (ii) the participant’s attainment of a designated age not earlier than age 59-1/2 and not later than age 70-1/2, (iii) the earlier of (i) and (ii), or (iv) the later of (i) and (ii), as elected by the participant, with (i) being the default if no election is made.

The Benefit Maintenance Plan also provides a “supplemental ESOP benefit” and an “ESOP restoration benefit” to certain executives with respect to their participation in the qualified Employee Stock Ownership Plan. The supplemental ESOP benefit consists of a payment representing shares that we cannot allocate under the Employee Stock Ownership Plan due to the legal limitations imposed on tax-qualified plans. See “Executive Officer Compensation — Deferred Compensation — Employee Stock Ownership Plan” for a discussion of the Employee Stock Ownership Plan of Hudson City Savings Bank, including the share allocation formula thereunder. The plan pays out this benefit in a single lump sum as soon as practicable following the last day of the year of termination of service (or in such other form as elected within 30 days after becoming eligible for the supplemental benefit) in an amount determined by multiplying the number of shares payable under the supplemental ESOP benefit by the closing price of Hudson City Bancorp’s common stock as reported on the NASDAQ Global Select Market. For Messrs. Hermance and Salamone only, the amount of this benefit is determined by multiplying the number of shares payable under the supplemental ESOP benefit by the average closing price of Hudson City Bancorp’s common stock reported on the NASDAQ Global Select Market at the end of each quarter during the immediately preceding twelve quarters. The ESOP restoration benefit consists of a payment representing shares that the Employee Stock Ownership Plan and supplemental benefit of this Plan would have allocated to a participant who retires before the repayment in full of the Employee Stock Ownership Plan’s loans if his employment had continued through the full term of the loans. The ESOP restoration benefit is payable in a single lump sum as soon as practicable following the last day of the calendar year of termination of service (or in such other form as elected within 30 days after becoming eligible for such benefit). The plan determines the amount of the benefit by multiplying the number of shares payable under the ESOP restoration benefit by the average closing price of Hudson City Bancorp’s common stock reported on the NASDAQ Global Select Market at the end of each quarter during the twelve quarters immediately preceding termination of service.

In December, 2012, Messrs. Hermance and Salamone entered into letter agreements with Hudson City Bancorp and Hudson City Savings in connection with the Merger. These letter agreements amend the Benefit Maintenance Plan to provide that, if the Merger were to become effective, the ESOP-related benefits available to the executives under the Benefit Maintenance Plan would be limited to the amounts they would have received on repayment of the loans under the ESOP and the resulting allocation of shares, if their supplemental ESOP accounts were held in the ESOP. These letter agreements further provide that, for purposes of determining the cash value of these ESOP-related benefits for Messrs. Hermance and Salamone only, share equivalents will be deemed to have a per share value equal to the average closing price of our common stock for the last business day of each of the last 12 quarters to end immediately prior to the date of termination of employment. In the event that the Merger does not become effective and the Merger Agreement is terminated, these provisions of the letter agreements will cease to have any effect.

The following table sets forth information regarding nonqualified deferred compensation our named executive officers earned during the last fiscal year under the Benefit Maintenance Plan.

NONQUALIFIED DEFERRED COMPENSATION TABLE —

BENEFIT MAINTENANCE PLAN — 2012

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)(3)	Aggregate Balance at Last FYE ($)
Ronald E. Hermance, Jr.	—	$100,063	$628,244	$121,423	$2,298,261
Denis J. Salamone	—	123,301	305,665	81,535	1,109,840
James C. Kranz	—	37,045	245,469	21,110	245,469
Thomas E. Laird	—	28,782	42,238	14,814	147,432
Tracey A. Dedrick	—	—	—	—	—
Anthony J. Fabiano	—	9,843	3,472	3,472	9,843

(1)	The Summary Compensation Table includes registrant contributions under the caption “All Other Compensation” in the Summary Compensation Table.
(2)	The Summary Compensation Table does not include reported earnings, as they did not accrue at above-market or preferential rates.
(3)	Consists of current payment of dividend equivalents on stock units.

Other Deferred Compensation Program. We maintain a non-qualified deferred compensation plan pursuant to which our named executive officers may elect to defer all or any portion of their base salary, bonus or cash incentive under the Executive Annual Incentive Plan. Base salary at a rate in excess of $1 million annually for any named executive officer is automatically deferred. Executives may elect to invest deferred amounts in phantom units of our common stock or in an interest-bearing phantom account that the plan credits with interest on a quarterly basis based on the highest rate of interest Hudson City Savings paid to depositors during the quarter. The plan will pay deferred amounts, adjusted for earnings and/or losses, following termination of employment or at specified dates that the named executive officer has selected prior to the deferral.

The following table sets forth information regarding nonqualified deferred compensation our named executive officers earned during the last fiscal year under the other non-qualified defined contribution plan.

NONQUALIFIED DEFERRED COMPENSATION TABLE —

OFFICERS’ DEFERRED COMPENSATION PLAN — 2012

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

Ronald E. Hermance, Jr.	$680,000	—	$709,478	—	$3,005,069
Denis J. Salamone	70,000	—	33,758	—	161,036
James C. Kranz	—	—	—	—	—
Thomas E. Laird	—	—	—	—	—
Tracey A. Dedrick	—	—	—	—	—
Anthony J. Fabiano	—	—	—		—

(1)	The Summary Compensation Table includes executive contributions under the captions “Salary” and “Non-Equity Incentive Plan Compensation,” as applicable.
(2)	The Summary Compensation Table does not include reported earnings, as they did not accrue at above-market or preferential rates.

Termination and Change in Control Benefits

Hudson City provides additional benefits, not included in the previous tables, to the named executive officers in the event of retirement, termination of employment in certain circumstances, or a change in control. Employment or change in control agreements set forth these termination and change in control benefits for each of the named executive officers.

Employment Agreements. Pursuant to the terms of the employment agreements with each of Messrs. Hermance and Salamone, in the event that Hudson City Savings or Hudson City Bancorp discharges the executive without cause, Hudson City will provide the executive with the following severance benefits:

•	continued group life, health, dental, accident and long-term disability insurance benefits for the remaining employment term;

•

a lump sum payment equal to the estimated present value of the executive’s base salary for the remaining employment term at the highest annual salary rate paid plus bonuses for the remaining employment period at the rate (expressed as a percentage of salary) paid for the three-year period ending on or immediately prior to the date of termination;

•

a lump sum supplemental pension makeup payment under the qualified and nonqualified defined benefit and defined contribution pension plans (including the employee stock ownership plan) computed as if the executive had continued employment for the remaining employment term; and

•

at the election of Hudson City Bancorp or Hudson City Savings, a lump sum payment in an amount equal to the spread of any options held by the executive or the value of any restricted stock held by the executive in exchange for such options or restricted stock, computed in each case as if the executive was fully vested at the time of payment.

The same severance benefits are payable if any of the executives resigns under any of the following circumstances:

•

during the term within 90 days following a loss of title, office or membership on the board of directors; material reduction in duties, functions or responsibilities which is not cured within 30 days following notice;

•

involuntary relocation of the executive’s principal place of employment to a location that is not the principal executive office of Hudson City Savings or that is over 25 miles in distance from Hudson City Savings’ principal office in Paramus, New Jersey and over 25 miles from the executive’s principal residence;

•

reduction in base salary; change in the terms and conditions of any compensation or benefit program that alone, or in conjunction with other changes, has a material adverse effect on the aggregate value of the executive’s total compensation package (other than as a result of certain across-the-board reductions) which is not cured within 30 days following notice; or

•	other material breach of any material term of the agreement by Hudson City Bancorp or Hudson City Savings which is not cured within 30 days following notice.

In addition, the employment agreements provide that, for 60 days after a change of control, each executive may resign for any reason or no reason and collect severance benefits as if he had resigned for good reason. In the event of such a resignation, severance benefits are calculated based on a remaining term of three years.

In December, 2012, Messrs. Hermance and Salamone entered into letter agreements with Hudson City Bancorp and Hudson City Savings in connection with the Merger. These letter agreements amend the terms of their employment agreements as follows:

•

cash incentive awards for 2012 will not be recognized for purposes of calculating bonus severance to the extent they exceed the executive’s target opportunity (50% of the benefit disclosed in the Grants of Plan Based Awards Table – 2012, above);

•

on a termination on or after consummation of the Merger, in connection with which the employee stock ownership plan is to be terminated, no severance will be paid in connection with any continued benefits the executive might have received under that plan or any related supplemental plan for the remaining employment term; and

•	no elective payments will be made by Hudson City Bancorp or Hudson City Savings in exchange for any options or restricted stock held by the executive.

In the event that the Merger does not become effective and the Merger Agreement is terminated, these provisions of the letter agreements will cease to have any effect.

If Hudson City Bancorp or Hudson City Savings experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of its assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the employment agreements might constitute an “excess parachute payment” under current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. Under the employment agreements with Hudson City Bancorp, Hudson City Bancorp would reimburse the executive for the amount of this excise tax and would make an additional indemnification payment so that, after payment of the initial excise tax and all additional income and excise taxes imposed on the indemnification payment, the executive would retain approximately the same net after-tax amounts under the employment agreement that he would have retained if there was no 20% excise tax. The effect of this provision is that Hudson City Bancorp, rather than the executive, bears the financial cost of the excise tax. Neither Hudson City Savings nor Hudson City Bancorp could claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement payment or gross-up payment.

In the event that any of the executives performs services for both Hudson City Savings and Hudson City Bancorp, the employment agreements apportion liability for the payment of severance benefits between the two entities in the same manner in which the entities apportion compensation. Notwithstanding the foregoing, Hudson City Bancorp is jointly and severally liable with Hudson City Savings for all obligations of Hudson City Savings under the employment agreement with Hudson City Savings.

The agreements allow Hudson City Savings or Hudson City Bancorp to condition payment of severance benefits on the executive’s resignation from all positions as an officer, director or committee member of Hudson City Savings, Hudson City Bancorp or any of its or their subsidiaries or affiliates.

Change in Control Agreements. Hudson City Bancorp and Hudson City Savings have jointly entered into two-year change in control agreements with Mr. Kranz, Mr. Laird, Ms. Dedrick and Mr. Fabiano (as well as each of the other twelve executive officers). The term of these agreements is perpetual until the later of (a) one year after Hudson City Savings gives notice of non-extension and (b) two years following the most recent change of control or pending change of control that occurs within one year following notice of non-extension.

Generally, Hudson City Savings may terminate the employment of any officer covered by these agreements, with or without cause, at any time prior to a pending change of control without obligation for severance benefits. However, if Hudson City Bancorp or Hudson City Savings signs a merger or other business combination agreement, or if a third party makes a tender offer or initiates a proxy contest, Hudson City Savings cannot terminate an officer’s employment without cause without liability for severance benefits. The severance payments and benefits generally include:

•	continued group life, health, dental, accident and long-term disability insurance benefits for two years;

•

a lump sum payment equal to the estimated present value of the executive’s salary for two years at the highest annual salary rate paid and two years of bonuses at the rate (expressed as a percentage of salary) paid for the three-year period ending on or immediately prior to the date of termination;

•	a lump sum payment equal to the estimated present value of the executive’s long-term non-equity incentive compensation payments for two years;

•

a lump sum supplemental pension makeup payment under the qualified and non-qualified defined benefit and defined contribution pension plans (including the employee stock ownership plan) computed as if the executive had continued employment for an additional two years; and

•

the election of Hudson City Savings, a lump sum payment in an amount equal to the spread of any options held by the executive or the value of any restricted stock held by the executive in exchange for such options or restricted shares, computed in each case as if the executive was fully vested at the time of payment.

Hudson City Savings must pay the same severance benefits if the officer resigns after a change of control under any of the following circumstances:

•	loss of title, office or membership on the Board of Directors;

•	material reduction in duties, functions or responsibilities which is not cured within 30 days following notice;

•

involuntary relocation of his or her principal place of employment to a location that is not the principal executive office of Hudson City Savings or that is over 25 miles from Hudson City Savings’ principal office on the day before the change of control and over 25 miles from the officer’s principal residence;

•

reduction in base salary; change in the terms and conditions of any compensation or benefit program that alone, or with other changes, has a material adverse effect on the aggregate value of his or her total compensation package (other than as a result of certain across-the-board reductions) which is not cured within 30 days following notice; or

•	other material breach of any material term of the agreement which is not cured within 30 days following notice.

If Hudson City Savings or Hudson City Bancorp experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of its assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the change in control agreements might constitute an “excess parachute payment” under current federal tax laws. Any excess parachute payment would be subject to a federal excise tax payable by the officer and would be non-deductible by Hudson City Savings and Hudson City Bancorp for federal income tax purposes. The change in control agreements do not provide a tax indemnity. The Company has not entered into an employment agreement with a tax indemnity provision since 2001, and it is the Company’s policy not to include tax indemnity provisions in new employment agreement in the future.

The change in control agreements allow Hudson City Savings or Hudson City Bancorp to condition payment of severance benefits on the executive’s resignation from all positions as an officer, director or committee member of Hudson City Savings or any of its subsidiaries or affiliates. The agreements also allow Hudson City to condition payments on a release of claims against Hudson City Savings and its officers, directors, shareholders, subsidiaries and affiliates from liability for compensation or damages in connection with the executive’s employment and termination of employment except liability for severance benefits. Hudson City Bancorp guarantees all amounts payable under the change in control agreements.

In December, 2012, Mr. Kranz, Mr. Laird, Ms. Dedrick and Mr. Fabiano (as well as each of the other twelve executive officers) entered into letter agreements with Hudson City Bancorp and Hudson City Savings in connection with the Merger. These letter agreements amend the terms of their change in control agreements as follows:

•

cash incentive awards for 2012 will not be recognized for purposes of calculating bonus severance to the extent they exceed the executive’s target opportunity (50% of the benefit disclosed in the Grants of Plan Based Awards Table – 2012, above);

•

no severance payments will be provided with respect to any long-term non-equity incentive compensation or defined contribution benefits the executive might have been eligible to receive on continued service;

•	no elective payments will be made by Hudson City Bancorp or Hudson City Savings in exchange for any options or restricted stock held by the executive;

•

in the event that any payments or benefits due to the executive would be deemed “excess parachute payments” under current federal tax laws, those payments and benefits will be reduced to the minimum extent needed to prevent any payment or benefit from being deemed an “excess parachute payment,” but only if such reduction would not reduce the executive’s overall benefit on an after-tax basis.

In the event that the Merger does not become effective and the Merger Agreement is terminated, these provisions of the letter agreements will cease to have any effect.

The following table sets forth estimates of the amounts that would be payable to each of our named executive officers in the event of their termination of employment on December 31, 2012 under designated circumstances. SEC rules require that we assume for purposes of these estimates that the termination or change in control triggering the payment or benefit took place on the last day of our last completed fiscal year. The table does not include amounts payable under broad-based termination benefits programs that are generally applicable to all salaried employees or vested, accrued benefits under qualified and non-qualified defined benefit or actuarial pension plans or qualified or non-qualified deferred compensation plans that are disclosed elsewhere in this proxy statement. See “Executive Officer Compensation — Post-Employment Compensation”. The estimates shown are highly dependent on a variety of factors, including but not limited to: the date of termination, the closing sales price of our common stock on such date, interest rates, federal, state and local tax rates and compensation history. Actual payments due could vary substantially from the estimates shown. In general, we consider each termination scenario listed below to be exclusive of all other scenarios and do not expect that any of our executive officers would be eligible to collect the benefits shown under more than one termination scenario.

	Mr. Hermance	Mr. Salamone	Mr. Kranz	Mr. Laird	Ms. Dedrick	Mr. Fabiano

Retirement/Early Retirement
Early Retirement Subsidy (2)	—	—	42,057	725,259	—	—
Retiree Health/Life Insurance (1)	198,741	—	203,420	177,150	—	—
Stock Option Vesting (5)	—	—	—	—	—	—
Stock Award Vesting (6)	5,349,658	—	—	—	—	—
ESOP Restoration Benefit (12)	9,331,631	—	—	—	—	—
Disability
Salary Continuation (4)	840,000	535,000	252,100	225,000	200,000	200,000
Disability Retirement Subsidy (3)	—	2,169,727	—	1,046,809	—	—
Retiree Health/Life Insurance (1)	198,741	—	203,420	177,150	—	—
Stock Option Vesting (5)	—	—	—	—	—	—
Stock Award Vesting (6)	5,349,658	3,469,938	853,321	760,655	431,877	430,410
ESOP Restoration Benefit (12)	9,331,631	—	—	—	—	—
Death
Stock Option Vesting (5)	—	—	—	—	—	—
Stock Award Vesting (6)	5,349,658	3,469,938	853,321	760,655	431,877	430,410
ESOP Restoration Benefit (12)	9,331,631	—	—	—	—	—
Discharge w/o Cause or Resignation w/ Good Reason —No Change of Control
Stock Option Vesting (5)	—	—	—	—	—	—
Stock Award Vesting (6)	5,349,658	—	—	—	—	—
Cash Payment(s) (7)	10,376,930	6,010,656	1,789,048	1,599,664	1,052,897	828,607
Retirement Subsidy (9)	1,333,372	3,314,015	299,336	746,813	—	—
Other In-kind Benefits (8)	206,721	70,105	208,802	188,658	47,278	47,278
ESOP Restoration Benefit (12)	9,331,631	—	—	—	—	—
Discharge w/o Cause or Resignation w/ Good Reason —After Change of Control
Stock Option Vesting (5)	—	—	—	—	—	—
Stock Award Vesting (6)	5,349,658	3,469,938	853,321	760,655	431,877	430,410
Cash Payment(s) (7)	10,376,930	6,010,656	1,789,048	1,599,664	1,052,897	828,607
Other In-kind Benefits (8)	206,721	70,105	208,802	188,658	47,278	47,278
Retirement Subsidy (9)	1,705,504	4,050,511	299,336	918,599	—	—
Supplemental ESOP Benefit (10)	3,286,100	1,565,073	304,533	185,722	—	12,419
280G Tax Indemnification Payment/Cutback (11)	—	5,252,518	—	—	(377,873)	—
Change of Control — No Termination of Employment
Stock Option Vesting (5)	—	—	—	—	—	—
Stock Award Vesting (6)	—	—	—	—	—	—
Retirement Subsidy (9)	—	1,986,433	42,057	897,044	—	—
Supplemental ESOP Benefit (10)	3,286,100	1,565,073	304,533	185,722	—	12,419
280G Tax Indemnification Payment/Cutback (11)	—	—	—	—	—	—

(1)	Individuals are entitled to post-retirement medical benefits upon normal or early retirement after attainment of ten years of continuous service. In 2007 we capped our obligation to individuals under this policy to annual coverage rates for 2007. Each individual receiving benefits under this policy is thus responsible for annual coverage costs in excess of those 2007 rates. Individuals who retire before the year they would attain age 65 are also responsible for a percentage of the coverage costs at 2007 rates. The amount of this responsibility is based on how early the individual retires and includes 5% of such costs for each year that the year in which they retire precedes the year in which they would attain age 65. Individuals are responsible for increases in the cost of coverage over that amount. At December 31, 2012, only Messrs. Hermance, Kranz and Laird were eligible for retiree insurance benefits. As of March 27, 2013, Mr. Salamone has attained age 60, and is eligible for benefits under this program that are not reflected here. The reported figure reflects the estimated present value of the future premium cost of such benefits for the named individual eligible for this benefit on December 31, 2012, calculated on the basis of the assumptions used by Hudson City Bancorp in measuring its liability for such benefits for financial statement purposes under FASB ASC Topic 715. For more information concerning the assumptions used for these calculations, please refer to note 11(a) to the audited financial statements included in this Annual Report on Form 10-K.
(2)

Participants are entitled to a reduced early retirement allowance under the Employees’ Retirement Plan and Benefit Maintenance Plan upon termination of employment after age 60 with at least five years of credited service or at least 30 years of credited service regardless of age. The plans calculate the early retirement benefit under the same formula as the normal retirement benefit, but base the early retirement benefit on compensation and credited service as of the date of termination of employment, and reduce the benefit by 2/12 of 1% for each of the first 120 months that payment commencement precedes the normal retirement date. A participant who has completed at least 30 years of service and wants to begin payment before age 55 is entitled to the actuarial equivalent to the benefit payable at age 55. At December 31, 2012, only Messrs. Kranz and Laird were eligible for early retirement benefits. As of March 27, 2013, Mr. Salamone has attained age 60, and is eligible for early retirement benefits that are not reflected here. The figure shown for the Early Retirement Subsidy shows the additional value of this early retirement benefit over the normal retirement benefit disclosed in the Pension Benefits Table – 2012, above. For the mortality, discount rate and other assumptions used for this purpose, please refer to note 11(a) to the audited financial statements included in this Annual Report on Form 10-K.
(3)	The Employees’ Retirement Plan and Benefit Maintenance Plan entitle participants to a disability retirement allowance upon the requisite certification of disability with at least ten years of credited service (at least five of which are with Hudson City Savings). The plans calculate the disability retirement benefit under the same formula as the normal retirement benefit, but do not reduce the benefit for early receipt. Payment of the disability retirement allowance will commence at least 30, but no later than 90, days after the retirement committee has approved an executive’s application. At December 31, 2012, only Messrs. Hermance, Salamone, Kranz and Laird were eligible for disability retirement benefits. The figure shown for the Disability Retirement Subsidy reflects the present value of a pension payable to the named individual commencing on July 1, 2013 (the end of an assumed 6-month salary continuation period) and continuing until age 65 with no mortality assumption and a discount rate of 4.15% per annum. For the mortality, discount rate and other assumptions used for this purpose, please refer to note 11(a) to the audited financial statements included in this Annual Report on Form 10-K.
(4)	The employment agreements in effect for Messrs. Hermance and Salamone provide for salary continuation payments following termination due to disability for the remaining contract term or until group long-term disability benefits begin. The change in control agreements in effect for Mr. Kranz, Mr. Laird, Ms. Dedrick and Mr. Fabiano provide for salary continuation payments following termination due to disability following a change of control or pending change of control. The figures shown assume payment of full salary for 180 days, equal to the waiting period for benefits under our group long-term disability program, without discount for present value.
(5)	Stock options granted under our 2006 Stock Incentive Plan or Amended and Restated 2011 Stock Incentive Plan remain subject to attainment of their performance conditions following retirement or a termination due to death or disability. In the case of retirement, they also remain subject to compliance with confidentiality and non-solicitation requirements. The figures shown reflect the in-the-money value of those stock options that would accelerate, calculated based on the excess, if any, of $8.13, the closing sales price for a share of our common stock on December 31, 2012, over the exercise price.
(6)	Deferred stock unit awards granted under our 2006 Stock Incentive Plan or Amended and Restated 2011 Stock Incentive Plan remain subject to the attainment of any remaining performance criteria following retirement or termination for death or disability. All outstanding deferred stock unit awards to the named executives vest in full in the event of discharge without cause or resignation with good reason following a change in control. The figures shown reflect the value of any deferred stock unit awards that would accelerate, calculated based on a per share value of $8.13, which is the closing sales price for a share of our common stock on December 31, 2012.
(7)	The employment agreements in effect for Messrs. Hermance and Salamone provide for a lump sum cash payment equal to the present value of the salary payments, estimated cash incentives (based on the prior three-years’ cash incentives, as a percentage of salary), along with cash payments of additional qualified and non-qualified defined contribution plan benefits that would be earned during the remaining contract term. The figures shown for Messrs. Hermance and Salamone reflect an assumed remaining contract term of three years. The change in control agreements in effect for Mr. Kranz, Mr. Laird, Ms. Dedrick and Mr. Fabiano provide for a lump sum cash payment equal to the present value of the salary payments, estimated cash incentives (based on the prior three-years’ cash incentives, as a percentage of salary), and additional qualified and non-qualified defined contribution plan benefits that would be earned during the two-year period following certain terminations of employment. Pursuant to the Merger Agreement, the severance payable based on cash incentives for each of these officers is no less than would be applicable to a termination of employment on August 27, 2012. These change in control agreements also impose a cap on the aggregate compensation they may provide, which may not exceed three times average annual total compensation for the past five years. The figures for Ms. Dedrick and Mr. Fabiano include reductions by $307,036 and $552,282 respectively to avoid exceeding this cap. All figures assume an annual discount rate of 0.24%, except for the estimated cash incentives for termination of employment on August 27, 2012, which assume a discount rate of 0.25%.

(8)	The employment agreements in effect for Messrs. Hermance and Salamone and the change in control agreements in effect for Mr. Kranz, Mr. Laird, Ms. Dedrick and Mr. Fabiano provide for continued health, life and other insurance benefits for the remaining contract term, with an offset for benefits provided by a subsequent employer. The figures shown represent the present value of continued insurance benefits for an assumed remaining contract term of three years for Messrs. Hermance and Salamone using an annual discount rate of 0.95%, and a fixed period of two years for the other named executive officers using an annual discount rate of 0.24%, and assume no offset for benefits provided by a subsequent employer. The figures shown for Messrs. Hermance, Kranz and Laird do not include the present value of continued medical and dental insurance during the remaining contract term, but do include the post-retirement medical benefits for which those individuals are eligible, as discussed above in footnote (1) to this table.
(9)	In the event of a change in control, our Benefit Maintenance Plan provides for supplemental pension benefits beginning immediately without reduction for early payment. In addition, the employment agreements in effect for Messrs. Hermance and Salamone, and the change in control agreements in effect for the other named executive officers provide for cash payments of additional qualified and non-qualified pension plan benefits that would be earned during the remaining contract term. The figures shown include the present value of an un-reduced pension under our qualified and non-qualified defined benefit plans payable beginning January 1, 2013 and ending at age 65. In addition, the figures provided for discharge or resignation related to a change in control include the present value of the increased benefits that each named individual would have earned under our qualified and non-qualified pension plans if his or her service had continued for an additional three years (in the case of the employment agreements) or two years (in the case of the change in control agreements). For the mortality, discount rate and other assumptions used for this purpose, please refer to note 11(a) to the audited financial statements included in this Annual Report on Form 10-K.
(10)	In the event of a change in control, our tax-qualified Employee Stock Ownership Plan would sell the shares of our common stock held in a suspense account for future allocation to employees. The plan would then apply a portion of the proceeds from this sale to repay the outstanding balance on the loans used to purchase the unallocated shares. The plan would then distribute the remaining unallocated shares (or the proceeds from their sale) on a pro-rata basis among the accounts of plan participants. We estimate this distribution to be approximately $10.26 per allocated share, based on: 9,781,351 allocated and undistributed shares; 18,031,865 unallocated shares and $2,683,477 cash in the suspense account for an outstanding loan of $49.0 million; 12,767,043 unallocated shares and $75,000 cash in the suspense account for an outstanding loan of $174.8 million; and stock price of $8.31 per share, which is the closing sales price for a share on the NASDAQ Global Select Market on December 31, 2012. The Benefit Maintenance Plan would apply a corresponding earnings credit to accumulated share equivalents provided under the ESOP-related portion of that plan. The figures shown represent an estimated earnings credit of $10.26 per share equivalent credited to each of the named individuals.
(11)	The employment agreements in effect for Messrs. Hermance and Salamone provide that Hudson City Bancorp will indemnify them, on a net after-tax basis, against the effects of a 20% federal excise tax on “excess parachute payments.” Excess parachute payments are payments that are contingent on a change in control, where the aggregate value of such payments equals or exceeds three times the individual’s average five-year W-2 earnings for the period of five consecutive calendar years ending prior to the date of the change in control. The figure shown reflects an estimate of the indemnification payment that would be due to each named individual. The change in control agreements in effect for Mr. Kranz, Mr. Laird, Ms. Dedrick and Mr. Fabiano provide for a cut-back to payments and benefits to those executives in the event that any payments or benefits owed to them would amount to “excess parachute payments,” but only if the cut-back would not reduce the value of payments and benefits owed to them on a net after-tax basis.
(12)	This amount is payable only if retirement, disability or death precedes the occurrence of a change in control. Only Messrs. Hermance and Salamone participate in this benefit. No benefit amount is shown for Mr. Salamone because he was not eligible for normal or early retirement as of December 31, 2012.

Director Compensation

Cash Compensation. Non-employee directors received the following cash compensation for service on the Boards of Directors of Hudson City Bancorp, Inc. and Hudson City Savings Bank and the respective Board committees during 2012:

Non-Employee Board Member Compensation
Annual Retainer	50,000
Meeting Fee	1,500
Lead Independent Director Compensation
Additional Annual Retainer	25,000
Non-Employee Committee Member Compensation
Meeting Fee	1,500
Committee Chair Additional Annual Retainers
Audit Committee	15,000
Compensation Committee	15,000
Nominating & Governance Committee	10,000
Risk Committee	15,000

Stock Compensation. From 2006 through 2011, each non-employee director received an annual grant of options to purchase shares of Hudson City Bancorp common stock. The grants were made and priced on or about the date of the annual meeting of shareholders in that year. Beginning in 2010, Hudson City Bancorp started the transition from an equity compensation program for non-employee directors consisting of stock options to one consisting of deferred stock units. In April, 2012, the Compensation Committee authorized awards to each non-employee director of 10,761 deferred stock units. These units vest on April 25, 2013, and will be distributed to each non-employee director upon the first day of the calendar month following the sixth month anniversary of termination of service as a director. Prior to distribution, dividend equivalents on these deferred stock units will be paid in cash consistent with the dividends paid on Hudson City Bancorp’s common stock.

Outside Directors Consultation Plan. The Outside Directors Consultation Plan provides continued compensation following termination of service as a director to eligible outside directors who agree to serve as consultants to Hudson City Savings. A director is eligible to participate if he or she became a director before January 1, 2005 and retires after attaining age 65 and completing 10 years of service as an outside director. The monthly consulting fee is equal to the sum of (a) 5/12 of 1% of the annual board retainer fee in effect at the date of termination of service plus (b) 5% of the fee for attendance at a meeting of the board of directors in effect at the date of termination of service as a director, multiplied by the number of full years of service as an outside director, to a maximum of 20 years of service. A director’s consulting arrangement will continue for 120 months or until an earlier date when the director withdraws from the performance of consulting services. If a change of control of Hudson City Bancorp or Hudson City Savings occurs, this plan will settle all of its obligations by lump sum payment to all participants and will then terminate. In computing these obligations, each eligible non-employee director is presumed to have attained age 65 and completed 20 years of service. This plan has been suspended for individuals who become non-employee directors after December 31, 2004. Mr. Golding is the only outside director who is not eligible to participate in this plan. In recognition of his contributions, the board has approved a one-time payment to him of $330,000, conditioned on completion of the Merger in 2013.

Charitable Matching Contribution Program. Each of our directors is also eligible, under our charitable matching contribution program, to direct us to make charitable gifts in limited dollar amounts to the tax-exempt organizations of their choice. We offer this program to encourage philanthropy among our directors and to capture any benefit to our corporate reputation that may result from our directors’ philanthropic activity.

The following table sets forth information regarding compensation earned by the non-employee directors of Hudson City Bancorp, Inc. during the last fiscal year.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation ($)(5)	Total ($)

Michael W. Azzara	$127,500	$75,000	—	—	$27,296	$229,796
William G. Bardel	173,000	75,000	—	—	33,046	281,046
Scott A. Belair	132,500	75,000	—	—	33,046	240,546
Victoria H. Bruni	135,500	75,000	—	—	28,246	238,746
Cornelius E. Golding	155,000	75,000	—	—	24,427	254,427
Donald O. Quest, M.D.	114,500	75,000	—	—	33,046	222,546
Joseph G. Sponholz	142,750	75,000	—	—	33,046	250,796

(1)	Includes retainers, meeting fees, and committee meeting fees earned during the fiscal year, whether the director received payment of such fees or elected to defer them.
(2)	Represents the aggregate grant-date fair value of deferred stock units granted to the director during the applicable year, calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to note 11(e) to the audited financial statements, included in this Annual Report on Form 10-K. The grant date fair value of the deferred stock units granted to the director in 2012 was $6.97 per share. The total number of deferred stock units outstanding to each non-employee director at December 31, 2012 was: Mr. Azzara, 16,551; Mr. Bardel, 16,551; Mr. Belair, 16,551; Ms. Bruni, 16,551; Mr. Golding, 37,212; Dr. Quest, 16,551; and Mr. Sponholz, 16,551.
(3)	The total number of options outstanding to each non-employee director at December 31, 2012 was: Mr. Azzara, 272,917; Mr. Bardel, 479,397; Mr. Belair, 401,157; Ms. Bruni, 272,917; Mr. Golding, 60,417; Dr. Quest, 272,917; and Mr. Sponholz, 272,917.
(4)	Does not include the value of compensation that may become payable under the Outside Directors Consultation Plan following termination of service as a director, as these amounts are only payable in consideration for a written agreement to provide post-termination consulting services. This plan has been suspended for individuals who become non-employee directors after December 31, 2004. Certain directors participate in a voluntary deferred compensation plan under which they may invest deferred amounts in phantom shares of our common stock or in a phantom account to which we credit interest quarterly based on the highest rate of interest paid to depositors by Hudson City Savings for the quarter. Neither of these investment options produces above-market earnings reportable in this table.
(5)	The figure for each named individual represents the amount of cash contributions made by Hudson City Bancorp during the fiscal year to charities that the named individual designates pursuant to Hudson City Bancorp’s charitable contribution matching program, as well as phantom dividends on deferred stock units, as follows:

Name	Matching Charitable Gifts ($)	Dividends on Unvested Stock Units ($)

Michael W. Azzara	$24,250	$3,046
William G. Bardel	30,000	3,046
Scott A. Belair	30,000	3,046
Victoria H. Bruni	25,200	3,046
Cornelius E. Golding	18,075	6,352
Donald O. Quest, M.D.	30,000	3,046
Joseph G. Sponholz	30,000	3,046

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

The following table sets forth, as of April 1, 2013, certain information as to Hudson City Bancorp common stock beneficially owned by persons owning in excess of 5% of the outstanding shares of our common stock. We know of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of our common stock as of April 1, 2013. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission and with Hudson City Bancorp pursuant to the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under the caption “Directors and Executive Officers,” in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock (1) over which that person has or shares, directly or indirectly, voting or investment power, or (2) of which that person has the right to acquire beneficial ownership at any time within 60 days after April 1, 2013. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Except as otherwise indicated, (i) each shareholder shown in the table below has sole voting and investment power with respect to the shares of common stock indicated and (ii) none of such shares are listed because the person has the right to acquire beneficial ownership within 60 days after April 1, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (1)
Employee Stock Ownership Plan Trust of Hudson City Savings Bank(2)	40,571,259	7.7%
West 80 Century Road
Paramus, New Jersey 07652
Human Resources Committee of Hudson City Savings Bank (3)	44,631,065	8.5
West 80 Century Road
Paramus, New Jersey 07652
The Vanguard Group (4)	28,356,622	5.36
100 Vanguard Blvd.
Malvern, Pennsylvania 19355
BlackRock, Inc. (5)	27,783,466	5.26
40 East 52nd Street
New York, New York 10022
State Street Corporation (6)	26,446,591	5.0
State Street Financial Center
One Lincoln Street
Boston, Massachusetts 02111

(1)	Based on the 527,911,496 total outstanding shares of Hudson City Bancorp as of December 31, 2012.
(2)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2013. The Human Resources Committee, a plan fiduciary, shares voting and investment power with participants in the Employee Stock Ownership Plan.
(3)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013. The Human Resources Committee has sole voting and investment power over 699,773 shares in the Hudson City Savings Bank Retirement Plan for Employees. The Human Resources Committee shares voting power over 40,571,259 shares and shares investment power over 43,931,292 shares, which number of shares includes the 40,571,259 shares also indicated as beneficially owned by the Employee Stock Ownership Plan Trust of Hudson City Savings Bank.
(4)	Based on the Schedule 13G filed with the Securities and Exchange Commission on February 13, 2013. The Schedule 13G was filed by The Vanguard Group for itself and as the parent holding company for 2 of its subsidiaries (each identified on Exhibit A to the Schedule 13G). Neither of these entities, on its own behalf, has ownership interests exceeding 5% of the total outstanding shares of common stock of Hudson City Bancorp.
(5)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 8, 2013. The Schedule 13G/A was filed by BlackRock, Inc. for itself and as the parent holding company for 18 of its subsidiaries (each identified on Exhibit A to the Schedule 13G/A). No one of these entities, on its own behalf, has ownership interests exceeding 5% of the total outstanding shares of common stock of Hudson City Bancorp.
(6)	Based on the Schedule 13G filed with the Securities and Exchange Commission on February 13, 2013. The Schedule 13G was filed by State Street Corporation as the parent holding company for 8 of its subsidiaries (each identified on Exhibit A to the Schedule 13G).

Directors and Executive Officers

The following table sets forth information about the shares of common stock beneficially owned by each director of Hudson City Bancorp, by each named executive officer of Hudson City Bancorp identified in the Summary Compensation Table included elsewhere herein, and all directors and executive officers of Hudson City Bancorp or Hudson City Bancorp’s wholly owned subsidiary, Hudson City Savings Bank, as a group as of April 1, 2013. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated.

Name	Position with the Company	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Common Stock Outstanding (4)
Ronald E. Hermance, Jr.	Director, Chairman and Chief Executive Officer	9,765,191	(5)	1.8%
Denis J. Salamone	Director, President and Chief Operating Officer	4,803,527	(6)	*
Michael W. Azzara	Director	426,115		*
William G. Bardel	Director	565,296	(7)	*
Scott A. Belair	Director	573,742		*
Victoria H. Bruni	Director	564,100	(8)	*
Cornelius E. Golding	Director	80,417		*
Donald O. Quest, M.D.	Director	550,718		*
Joseph G. Sponholz	Director	492,538	(9)	*
James C. Kranz	Executive Vice President and Chief Financial Officer	1,246,970	(10)	*
Thomas E. Laird	Executive Vice President and Chief Lending Officer	1,583,726	(11)	*
Tracey A. Dedrick	Executive Vice President and Chief Risk Officer	4,440	(12)	*
Anthony J. Fabiano	Executive Vice President	241,837	(13)	*
All directors and executive officers as a group (25 persons)		28,593,531	(14)	13.04%

*	Less than one percent
(1)	The figures shown include the following shares that have been allocated as of December 31, 2012 to individual accounts of participants in the Hudson City Bancorp, Inc. Employee Stock Ownership Plan (referred to as the ESOP): Mr. Hermance, 87,807 shares; Mr. Salamone, 62,913 shares; Mr. Kranz, 87,807 shares; Mr. Laird, 84,862 shares; Ms. Dedrick, 3,061 shares; Mr. Fabiano, 28,247 shares; and all directors and executive officers as a group, 892,375 shares. Such persons have voting power (subject to the legal duties of the ESOP Trustee) but no investment power, except in limited circumstances, as to such shares. The figures shown for each of the executive officers named in the table do not include 30,789,908 shares held in trust pursuant to the ESOP that have not been allocated as of December 31, 2012 to any individual’s account and as to which each of the executive officers named in the table shares voting power with other ESOP participants. The figure shown for all directors and executive officers as a group includes such 30,789,908 shares as to which Hudson City Savings Bank’s Human Resources Committee (as of January 1, 2012, consisting of Messrs. Azzara, Belair, Hermance, Quest and Salamone) may be deemed to have shared investment power, except in limited circumstances, thereby causing such committee to be deemed a beneficial owner of such shares. This figure also includes all 9,781,351 shares allocated to individual accounts under the ESOP, as the Human Resources Committee may be deemed to have shared investment power, in limited circumstances, over those shares as well. Each of the members of the Human Resources Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Human Resources Committee individually. See “Compensation of Executive Officers and Directors — Deferred Compensation — Employee Stock Ownership Plan.”
(2)	The figures shown include the following shares held as of April 1, 2013 in individual accounts of participants in the Profit Incentive Bonus Plan of Hudson City Savings Bank: Mr. Hermance, 464,353 shares; Mr. Salamone, 14,494 shares; Mr. Kranz, 98,881 shares; Mr. Laird, 213,711 shares; Ms. Dedrick, 1,379; Mr. Fabiano, 0 shares; and all directors and executive officers as a group, 1,072,553 shares. Such persons have sole voting power and sole investment power as to such shares. The figure shown for all directors and executive officers as a group includes all 3,360,033 shares allocated to the accounts of participants in the Profit Incentive Bonus Plan, as to which the Human Resources Committee may be deemed to have shared investment power, in limited circumstances. Each of the members of the Human Resources Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Human Resources Committee individually. See “Compensation of Executive Officers and Directors — Deferred Compensation — Profit Incentive Bonus Plan.”

(3)	The figures shown include the following shares which may be acquired upon the exercise of stock options that are, or will become, exercisable within 60 days after April 1, 2013: Mr. Hermance, 6,566,651 shares; Mr. Salamone, 2,637,417 shares; Mr. Kranz, 773,240 shares; Mr. Laird, 748,706 shares; Ms. Dedrick, 0 shares; Mr. Fabiano, 177,500 shares; Mr. Azzara, 272,917 shares; Mr. Bardel, 272,917 shares; Mr. Belair, 401,157 shares; Ms. Bruni, 272,917 shares; Mr. Golding, 60,417 shares; Dr. Quest, 272,917 shares; Mr. Sponholz, 272,917 shares; and all directors and executive officers as a group, 17,980,449 shares.
(4)	Based on the 528,419,170 total outstanding shares as of April 1, 2013 plus the 17,980,449 shares which such person or group of persons has the right to acquire within 60 days after April 1, 2013.
(5)	Beneficial ownership includes 340,536 shares as to which Mr. Hermance may be deemed to share voting and investment power.
(6)	Includes 92,524 shares as to which Mr. Salamone may be deemed to share voting and investment power and 2,049,912 shares held in a brokerage account with margin provisions.
(7)	Includes 292,379 shares held in a brokerage account with margin provisions.
(8)	Includes 115,000 shares as to which Ms. Bruni may be deemed to share voting and investment power.
(9)	Includes 7,412 shares as to which Mr. Sponholz may be deemed to share voting and investment power.
(10)	Includes 87,807 shares as to which Mr. Kranz may be deemed to share voting power.
(11)	Includes 621,308 shares as to which Mr. Laird may be deemed to share voting and investment power and 535,536 shares held in a brokerage account with margin provisions.
(12)	Includes 3,061 shares as to which Ms. Dedrick may be deemed to share voting and investment power.
(13)	Includes 28,247 shares as to which Mr. Fabiano may be deemed to share voting and investment power.
(14)	Includes 3,357,028 shares held in brokerage accounts with margin provisions by directors and executive officers as a group. Also includes 699,773 shares held in trust under the Hudson City Savings Bank Employee Retirement Plan, as to which the Human Resources Committee may be deemed to have sole investment power. Each of the members of the Human Resources Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Human Resources Committee individually.

Changes in Control

On August 27, 2012, the Hudson City Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with M&T Bank Corporation (“M&T”) and Wilmington Trust Corporation, a Delaware corporation and a wholly owned subsidiary of M&T (“WTC”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Hudson City will merge with and into WTC, with WTC continuing as the surviving entity (the “Merger”).

In connection with the Merger, M&T filed with the Securities and Exchange Commission a Registration Statement on Form S-4 that includes a Joint Proxy Statement of M&T and Hudson City Bancorp and a Prospectus of M&T, as well as other relevant documents concerning the proposed Merger. On February 21, 2013, M&T filed Amendment No. 3 to the Form S-4. The Registration Statement was declared effective by the Securities and Exchange Commission on February 22, 2013. A definitive proxy statement was first mailed to shareholders of the Company on or about February 27, 2013.

SHAREHOLDERS OF HUDSON CITY BANCORP AND M&T ARE URGED TO READ THE REGISTRATION STATEMENT AND THE JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE MERGER AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY CONTAIN AND WILL CONTAIN IMPORTANT INFORMATION.

Securities authorized for issuance under equity compensation plans

The following table presents information as of December 31, 2012 with respect to compensation plans and individual compensation arrangements under which equity securities of Hudson City Bancorp are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (3)

Equity compensation plan approved by security holders (1)	30,290,329	$11.82	24,472,657
Equity compensation plan not approved by security holders (2)	448,840	10.33	—
Total	30,739,169	11.79	24,472,657

(1)	Includes 2,764,372 deferred stock units with no exercise price and 27,525,957 stock options with a weighted average exercise price of $13.00.
(2)	The Hudson City Bancorp, Inc. 2004 Employment Inducement Stock Program was adopted in fiscal year 2004. Pursuant to this plan, one officer was granted an option to purchase 320,600 shares and another officer was granted an option to purchase 128,240 shares, all of which have become exercisable. All of these options remained unexercised as of December 31, 2012. The per-share exercise price of these options is $10.33.
(3)	Includes shares available under the Amended and Restated 2011 Stock Incentive Plan for grants of stock options, stock appreciation rights, restricted stock awards, performance-based restricted stock awards, performance share awards, deferred stock awards, performance unit awards, phantom stock awards and other stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions with Members of Our Board of Directors and Executive Officers

Transactions with related persons, including directors, executive officers and their immediate family members, have the potential to create actual or perceived conflicts of interest between Hudson City Bancorp and such persons. Transactions with related persons generally are categorized as either loans that we may make in the ordinary course of business as a financial institution or all other related person transactions.

We do not currently make loans or extend credit to directors or executive officers. We have made residential mortgage loans to two of our executive officers prior to promotion to executive officer status and to members of the immediate families of certain of our officers and directors. Such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.

All other related person transactions are generally treated as potential violations of our Code of Ethics for which a waiver must otherwise be obtained if they are found to create a conflict of interest. Under both our Code of Ethics and our Audit Committee Charter, the Audit Committee is charged with reviewing and approving all related person transactions, including any loans to directors, executive officers or their immediate family members, for potential conflicts of interest.

Independence of Directors

A majority of the Board of Directors and each member of the Compensation, Nominating and Governance, Risk and Audit Committees is independent, as affirmatively determined by the Board consistent with the criteria established by the

NASDAQ listing rules and as required by Hudson City Bancorp’s bylaws. In addition to explicitly requiring compliance with the NASDAQ listing rules and in order to further ensure the independence of our directors, Hudson City Bancorp’s bylaws prohibit directors from serving on the board of directors of an insured depository institution, bank holding company, financial holding company or thrift holding company, other than Hudson City Bancorp and its affiliated entities or the Federal Home Loan Bank of New York, while serving as a member of the Board of Directors. This prohibition prevents directors from simultaneously serving as a director of another financial institution that may have a business relationship with Hudson City Bancorp.

The Board has conducted an annual review of director independence for all directors. During this review, the Board considered transactions and relationships during the prior year between each director or any member of his or her immediate family and Hudson City Bancorp and its subsidiaries, affiliates and equity investors, including those reported under “Certain Transactions with Members of Our Board of Directors and Executive Officers” above. The Board also examined transactions and relationships between directors or their affiliates and members of the senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined that the following directors meet Hudson City Bancorp’s standard of independence: Michael W. Azzara, William G. Bardel, Scott A. Belair, Victoria H. Bruni, Cornelius E. Golding, Donald O. Quest, M.D. and Joseph G. Sponholz. At the time of the annual review, the remaining directors were determined not to be independent for the following reasons: Ronald E. Hermance, Jr. and Denis J. Salamone are currently executive officers of Hudson City Bancorp and Hudson City Savings.

Item 14. Principal Accounting Fees and Services

Fees Paid to KPMG LLP

Audit Fees

For the fiscal year ended December 31, 2012, KPMG LLP billed Hudson City Bancorp an aggregate of $1,480,000 for professional services rendered for the audits of the Company’s financial statements for such period and internal control over financial reporting as of December 31, 2012, and the reviews of the financial statements included in Hudson City Bancorp’s Quarterly Reports on Form 10-Q during such period. Such fees were $1,472,000 for the fiscal year ended December 31, 2011.

Audit-Related Fees

For the fiscal year ended December 31, 2012, KPMG LLP billed Hudson City Bancorp an aggregate of $125,661 for services that are reasonably related to the audit or review of the Company’s financial statements and not described above under the caption “Audit Fees.” The services comprising these fees were employee benefit plan audits. Audit-related fees were $106,500 for the fiscal year ended December 31, 2011.

Tax Fees

For the fiscal year ended December 31, 2012, KPMG LLP billed Hudson City Bancorp an aggregate of $122,400 for professional services rendered for federal and state tax compliance, advice and planning. Tax fees were $141,846 for the fiscal year ended December 31, 2011.

All Other Fees

KPMG LLP did not perform any other services for Hudson City Bancorp for the fiscal years ended December 31, 2012 and 2011.

Audit Committee Approval

Acting under its charter, the Audit Committee annually appoints the independent registered public accounting firm, in its sole discretion, and reviews the scope of the audit services to be performed for the year with the independent registered public accounting firm, the principal accounting officer and the senior internal auditing executive, and pre-approves all such audit services. In addition, the Audit Committee pre-approves the retention of the independent registered public accounting firm for all non-audit services and the fees to be paid for such services. In accordance with its charter, the Audit Committee pre-approved 100% of the services described above under “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on April 30, 2013.

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

NAME	TITLE	DATE

/s/ Ronald E. Hermance, Jr.	Director, Chairman and Chief Executive Officer	April 30, 2013
Ronald E. Hermance, Jr.	(Principal Executive Officer)

/s/ Denis J. Salamone	Director, President and Chief Operating Officer	April 30, 2013
Denis J. Salamone

/s/ Michael W. Azzara	Director	April 30, 2013
Michael W. Azzara

/s/ William G. Bardel	Director	April 30, 2013
William G. Bardel

/s/ Scott A. Belair	Director	April 30, 2013
Scott A. Belair

/s/ Victoria H. Bruni	Director	April 30, 2013
Victoria H. Bruni

/s/ Cornelius E. Golding	Director	April 30, 2013
Cornelius E. Golding

/s/ Donald O. Quest	Director	April 30, 2013
Donald O. Quest

/s/ Joseph G. Sponholz	Director	April 30, 2013
Joseph G. Sponholz