Form 10-Q
period 2013-03-31
HUDSON CITY BANCORP INC
filed 2013-05-09
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

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

As of May 3, 2013, the registrant had 528,433,972 shares of common stock, $0.01 par value, outstanding.

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

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to access the capital markets;

•	our ability to comply with the terms of the Memoranda of Understanding with the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System;

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the OCC and Federal Reserve Board;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs;

•	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations;

•	the potential impact on our operations and customers resulting from natural or man-made disasters, including the impact of Hurricane Sandy;

•

the actual results of the pending merger (the “Merger”) with Wilmington Trust Corporation, a wholly owned subsidiary of M&T Bank Corporation (“M&T”) could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the Merger Agreement could be terminated under certain circumstances;

•	the outcome of any judicial decision related to the settlement of existing class action lawsuits related to the Merger; and

•	further delays in closing the Merger.

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

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2013	2012
(In thousands, except share and per share amounts)	(unaudited)

Assets:
Cash and due from banks	$75,048	$171,042
Federal funds sold and other overnight deposits	2,680,562	656,926

Total cash and cash equivalents	2,755,610	827,968
Securities available for sale:
Mortgage-backed securities	7,403,340	8,040,742
Investment securities	427,199	428,057
Securities held to maturity:
Mortgage-backed securities (fair value of $2,886,606 at March 31, 2013 and $3,172,492 at December 31, 2012)	2,708,758	2,976,757
Investment securities (fair value of $44,946 at March 31, 2013 and $45,592 at December 31, 2012)	39,011	39,011

Total securities	10,578,308	11,484,567
Loans	26,124,832	27,090,879
Net deferred loan costs	99,471	97,534
Allowance for loan losses	(301,093)	(302,348)

Net loans	25,923,210	26,886,065
Federal Home Loan Bank of New York stock	356,467	356,467
Foreclosed real estate, net	63,679	47,322
Accrued interest receivable	80,223	87,075
Banking premises and equipment, net	73,180	74,912
Goodwill	152,109	152,109
Other assets	303,912	679,856

Total Assets	$40,286,698	$40,596,341

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$22,517,066	$22,833,992
Noninterest-bearing	646,026	649,925

Total deposits	23,163,092	23,483,917
Repurchase agreements	6,950,000	6,950,000
Federal Home Loan Bank of New York advances	5,225,000	5,225,000

Total borrowed funds	12,175,000	12,175,000
Accrued expenses and other liabilities	237,163	237,616

Total liabilities	35,575,255	35,896,533

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 528,433,972 and 528,211,462 shares outstanding at March 31, 2012 and December 31, 2012	7,415	7,415
Additional paid-in capital	4,732,552	4,730,105
Retained earnings	1,806,185	1,798,430
Treasury stock, at cost; 213,032,583 and 213,255,093 shares at March 31, 2013 and December 31, 2012	(1,712,107)	(1,713,895)
Unallocated common stock held by the employee stock ownership plan	(190,715)	(192,217)
Accumulated other comprehensive income, net of tax	68,113	69,970

Total shareholders’ equity	4,711,443	4,699,808

Total Liabilities and Shareholders’ Equity	$40,286,698	$40,596,341

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
(In thousands, except share and per share amounts)	2013	2012

Interest and Dividend Income:
First mortgage loans	$294,390	$342,725
Consumer and other loans	2,705	3,383
Mortgage-backed securities held to maturity	23,996	37,809
Mortgage-backed securities available for sale	36,911	52,831
Investment securities held to maturity	585	1,733
Investment securities available for sale	2,398	1,253
Dividends on Federal Home Loan Bank of New York stock	4,208	8,489
Federal funds sold	872	568

Total interest and dividend income	366,065	448,791

Interest Expense:
Deposits	49,139	67,876
Borrowed funds	139,543	146,797

Total interest expense	188,682	214,673

Net interest income	177,383	234,118
Provision for Loan Losses	20,000	25,000

Net interest income after provision for loan losses	157,383	209,118

Non-Interest Income:
Service charges and other income	2,533	2,787

Total non-interest income	2,533	2,787

Non-Interest Expense:
Compensation and employee benefits	31,601	32,142
Net occupancy expense	8,810	8,657
Federal deposit insurance assessment	24,075	36,000
Other expense	16,769	14,799

Total non-interest expense	81,255	91,598

Income before income tax expense	78,661	120,307
Income Tax Expense	30,730	47,320

Net income	$47,931	$72,987

Basic Earnings Per Share	$0.10	$0.15

Diluted Earnings Per Share	$0.10	$0.15

Weighted Average Number of Common Shares Outstanding:
Basic	497,324,412	495,983,174
Diluted	497,364,942	496,008,154

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)

Net income	$47,931	$72,987
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Net unrealized (losses) gains on securities available for sale arising during period, net of tax benefit (expense) of $1,899 and $(10,103) in 2013 and 2012, respectively	(2,749)	14,629
Postretirement benefit pension plans:
Amortization of net loss arising during period, net of tax expense of $739 and $690 for 2013 and 2012, respectively	1,070	998
Amortization of prior service cost included in net periodic pension cost, net of tax benefit of $123 and $122 in 2013 and 2012, respectively	(178)	(179)

Other comprehensive (loss) income	(1,857)	15,448

Total comprehensive income	$46,074	$88,435

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,730,105	4,720,890
Stock benefit plan expense	1,659	1,535
Tax benefit from stock plans	218	1,063
Allocation of ESOP stock	570	1,163
Vesting of RRP stock	—	20

Balance at end of period	4,732,552	4,724,671

Retained Earnings:
Balance at beginning of year	1,798,430	1,709,821
Net income	47,931	72,987
Dividends paid on common stock ($0.08 and $0.08 per share, respectively)	(39,795)	(39,660)
Exercise of stock options	(381)	(1,577)

Balance at end of period	1,806,185	1,741,571

Treasury Stock:
Balance at beginning of year	(1,713,895)	(1,719,114)
Purchase of common stock	—	(427)
Exercise of stock options	1,788	5,015

Balance at end of period	(1,712,107)	(1,714,526)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(192,217)	(198,223)
Allocation of ESOP stock	1,502	1,502

Balance at end of period	(190,715)	(196,721)

Accumulated other comprehensive income (loss):
Balance at beginning of year	69,970	39,651
Other comprehensive (loss) income, net of tax	(1,857)	15,448

Balance at end of period	68,113	55,099

Total Shareholders’ Equity	$4,711,443	$4,617,509

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net income	$47,931	$72,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	29,921	29,701
Provision for loan losses	20,000	25,000
Share-based compensation, including committed ESOP shares	3,731	4,220
Deferred tax expense	4,198	27,541
Decrease in accrued interest receivable	6,852	15,579
Decrease in other assets	374,271	11,062
(Decrease) increase in accrued expenses and other liabilities	(453)	11,849

Net Cash Provided by Operating Activities	486,451	197,939

Cash Flows from Investing Activities:
Originations of loans	(824,774)	(1,078,521)
Purchases of loans	—	(4,240)
Principal payments on loans	1,734,836	1,643,543
Principal collection of mortgage-backed securities held to maturity	266,873	260,413
Principal collection of mortgage-backed securities available for sale	613,540	576,964
Purchases of mortgage-backed securities available for sale	—	(444,560)
Proceeds from maturities and calls of investment securities held to maturity	—	500,000
Purchases of investment securities available for sale	(44)	(307,912)
Redemption of Federal Home Loan Bank of New York stock	—	40,500
Purchases of premises and equipment, net	(562)	(2,754)
Net proceeds from sale of foreclosed real estate	10,317	17,041

Net Cash Provided by Investment Activities	1,800,186	1,200,474

Cash Flows from Financing Activities:
Net decrease in deposits	(320,825)	(386,219)
Principal payments on borrowed funds	—	(900,000)
Dividends paid	(39,795)	(39,660)
Purchases of treasury stock	—	(427)
Exercise of stock options	1,407	3,438
Tax benefit from stock plans	218	1,063

Net Cash Used in Financing Activities	(358,995)	(1,321,805)

Net Increase in Cash and Cash Equivalents	1,927,642	76,608

Cash and Cash Equivalents at Beginning of Year	827,968	754,080

Cash and Cash Equivalents at End of Period	$2,755,610	$830,688

Supplemental Disclosures:
Interest paid	$190,556	$214,551

Loans transferred to foreclosed real estate	$32,059	$16,150

Income tax payments	$1,439	$—

Income tax refunds	$361,288	$5,294

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

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

Subject to the terms and conditions of the Merger Agreement, in the Merger, Hudson City Bancorp shareholders will have the right to receive with respect to each of their shares of common stock of the Company, at their election (but subject to proration and adjustment procedures), 0.08403 of a share of common stock, or cash having a value equal to the product of 0.08403 multiplied by the average closing price of the M&T Common Stock for the ten days immediately prior to the completion of the Merger. The Merger Agreement also provides that at the closing of the Merger, 40% of the outstanding shares of Hudson City common stock will be converted into the right to receive cash and the remainder of the outstanding shares of Hudson City common stock will be converted into the right to receive shares of M&T Common Stock.

On April 12, 2013, M&T and Hudson City Bancorp announced that additional time will be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On April 13, 2013, M&T and Hudson City Bancorp entered into Amendment No. 1 (“Amendment No. 1”) to the Merger Agreement. Amendment No. 1, among other things, extends the date after which either party may elect to terminate the Merger Agreement if the Merger has not yet been completed from August 27, 2013 to January 31, 2014. In addition, Amendment No. 1 also enables the Company to submit for a vote of its stockholders an unsolicited bona fide alternative transaction that its board of directors determines in good faith is more favorable from a financial point of view to the Company’s stockholders than the Merger. If such a potential alternative transaction is submitted to and approved by the Company’s stockholders, the Merger Agreement will be terminated subject to the Company paying a termination fee to M&T. Amendment No. 1 also permits the Company to take certain interim actions, including with respect to the Company’s conduct of business, retiree benefits, retention incentive and certain other matters with respect to the Company’s personnel, prior to the completion of the Merger. In accordance with these provisions, the Company has implemented additional retention programs with regard to key employees to help ensure continued staffing pending the completion of the Merger in light of the delay in closing. The cost of these programs is not expected to be material to the results of our operations.

The Merger Agreement, as amended, was approved by the shareholders of both Hudson City Bancorp and M&T. The Merger is subject to regulatory approvals and the satisfaction of other customary conditions.

On March 30, 2012, the Bank entered into a Memorandum of Understanding with the OCC (the “Bank MOU”), which is substantially similar to the MOU the Bank entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. The Bank MOU replaces the June 24th memorandum of understanding. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, that are intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding

Notes to Unaudited Consolidated Financial Statements

sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. Prior to the execution of Amendment No. 1, the implementation of the strategic plan had been suspended pending the completion of the Merger. However, based on the extended time to complete the Merger, the Company intends to proceed with implementation of certain parts of the strategic plan.

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

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three month period ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses (“ALL”) is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate. In addition, bank regulators, as an integral part of their supervisory function, periodically review our ALL. These regulatory agencies have the ability to require us, as they can require all banks, to increase our provision for loan losses or to recognize further charge-offs based on their judgments, which may be different from ours. Any increase in the ALL required by these regulatory agencies could adversely affect our financial condition and results of operations.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s 2012 Annual Report to Shareholders and incorporated by reference into Hudson City Bancorp’s 2012 Annual Report on Form 10-K.

Notes to Unaudited Consolidated Financial Statements

3.	Earnings Per Share

The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2013			2012
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
	(In thousands, except per share data)

Net income	$47,931			$72,987

Basic earnings per share:
Income available to common stockholders	$47,931	497,324	$0.10	$72,987	495,983	$0.15

Effect of dilutive common stock equivalents	—	41		—	25

Diluted earnings per share:
Income available to common stockholders	$47,931	497,365	$0.10	$72,987	496,008	$0.15

Common stock equivalents exclude outstanding options to purchase 25,733,292 shares and 22,899,976 shares of the Company’s common stock which were outstanding for the quarters ended March 31, 2013 and 2012, respectively, as their inclusion would be anti-dilutive.

Notes to Unaudited Consolidated Financial Statements

4.	Securities

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at March 31, 2013 and December 31, 2012 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2013
Investment Securities:
Corporate debt	$406,024	$13,718	$—	$419,742
Equity securities	6,857	600	—	7,457

Total investment securities available for sale	$412,881	$14,318	$—	$427,199

Mortgage-backed securities:
GNMA pass-through certificates	$948,481	$36,755	$(69)	$985,167
FNMA pass-through certificates	3,719,056	81,575	(464)	3,800,167
FHLMC pass-through certificates	2,496,025	68,148	(36)	2,564,137
FHLMC and FNMA - REMICs	51,569	2,300	—	53,869

Total mortgage-backed securities available for sale	$7,215,131	$188,778	$(569)	$7,403,340

December 31, 2012
Investment securities:
Corporate Securities	$406,410	$14,180	$—	$420,590
Equity securities	6,813	654	—	7,467

Total investment securities available for sale	$413,223	$14,834	$—	$428,057

Mortgage-backed securities:
GNMA pass-through certificates	$995,510	$38,131	$—	$1,033,641
FNMA pass-through certificates	4,053,485	82,150	—	4,135,635
FHLMC pass-through certificates	2,741,921	69,929	—	2,811,850
FHLMC and FNMA - REMICs	57,484	2,132	—	59,616

Total mortgage-backed securities available for sale	$7,848,400	$192,342	$—	$8,040,742

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at March 31, 2013 and December 31, 2012 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2013
Investment securities:
United States government-sponsored enterprises debt	$39,011	$5,935	$—	$44,946

Total investment securities held to maturity	$39,011	$5,935	$—	$44,946

Mortgage-backed securities:
GNMA pass-through certificates	$70,876	$3,270	$—	$74,146
FNMA pass-through certificates	777,203	56,415	(2)	833,616
FHLMC pass-through certificates	1,502,021	96,266	—	1,598,287
FHLMC and FNMA - REMICs	358,658	21,899	—	380,557

Total mortgage-backed securities held to maturity	$2,708,758	$177,850	$(2)	$2,886,606

December 31, 2012
Investment securities:
United States government-sponsored enterprises debt	$39,011	$6,581	$—	$45,592

Total investment securities held to maturity	$39,011	$6,581	$—	$45,592

Mortgage-backed securities:
GNMA pass-through certificates	$73,546	$2,832	$—	$76,378
FNMA pass-through certificates	856,840	61,414	(2)	918,252
FHLMC pass-through certificates	1,619,119	102,891	—	1,722,010
FHLMC and FNMA - REMICs	427,252	28,600	—	455,852

Total mortgage-backed securities held to maturity	$2,976,757	$195,737	$(2)	$3,172,492

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the fair values and unrealized losses of our securities held to maturity and available-for-sale with an unrealized loss at March 31, 2013 and December 31, 2012, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
March 31, 2013

Held to maturity:
FNMA pass-through certificates	$146	$(1)	$201	$(1)	$347	$(2)

Total temporarily impaired securities held to maturity	146	(1)	201	(1)	347	(2)

Available for sale:
GNMA pass-through certificates	$13,638	$(69)	$—	$—	$13,638	$(69)
FNMA pass-through certificates	76,747	(464)	—	—	76,747	(464)
FHLMC pass-through certificates	34,237	(36)	—	—	34,237	(36)

Total temporarily impaired securities available for sale	124,622	(569)	—	—	124,622	(569)

Total	$124,768	$(570)	$201	$(1)	$124,969	$(571)

December 31, 2012

Held to maturity:
FNMA pass-through certificates	$—	$—	$203	$(2)	$203	$(2)

Total	$—	$—	$203	$(2)	$203	$(2)

The unrealized losses are primarily due to the changes in market interest rates subsequent to purchase. We do not consider these investments to be other-than-temporarily impaired at March 31, 2013 and December 31, 2012 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the three months ended March 31, 2013 or for the year ended December 31, 2012.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of our securities held to maturity and available-for-sale at March 31, 2013, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost		Estimated
	Mortgage-backed	Investment	Fair Market
	securities	securities	Value
	(In thousands)
March 31, 2013

Held to Maturity:
Due after one year through five years	$2,592	$—	$2,661
Due after five years through ten years	90,392	—	97,403
Due after ten years	2,615,774	39,011	2,831,488

Total held to maturity	$2,708,758	$39,011	$2,931,552

Available for Sale:
Due after one year through five years	$—	$406,024	$419,742
Due after ten years	7,215,131	—	7,403,340

Total available for sale	$7,215,131	$406,024	$7,823,082

There were no sales of mortgage-backed securities available-for-sale for both the three months ended March 31, 2013 and 2012, respectively. There were no sales of investment securities available-for-sale during both the three months ended March 31, 2013 and 2012, respectively.

5.	Stock Repurchase Programs

We have previously announced several stock repurchase programs. Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Company MOU, future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. We did not purchase any of our common shares pursuant to the repurchase programs during the three months ended March 31, 2013. As of March 31, 2013, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

Notes to Unaudited Consolidated Financial Statements

6.	Loans and Allowance for Loan Losses

Loans at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
	(In thousands)

First mortgage loans:
One- to four-family
Amortizing	$20,849,817	$21,633,889
Interest-only	4,344,857	4,485,875
FHA/VA	663,461	687,172
Multi-family and commercial	29,145	32,259
Construction	2,723	4,669

Total first mortgage loans	25,890,003	26,843,864

Consumer and other loans:
Fixed–rate second mortgages	100,296	106,239
Home equity credit lines	114,713	119,872
Other	19,820	20,904

Total consumer and other loans	234,829	247,015

Total loans	$26,124,832	$27,090,879

There were no loans held for sale at March 31, 2013 and December 31, 2012.

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

Credit Risk Profile based on Payment Activity
(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
March 31, 2013
Performing	$20,556,691	$4,176,983	$26,137	$—	$98,874	$111,067	$18,800	$24,988,552
Non-performing	956,587	167,874	3,008	2,723	1,422	3,646	1,020	1,136,280

Total	$21,513,278	$4,344,857	$29,145	$2,723	$100,296	$114,713	$19,820	$26,124,832

December 31, 2012
Performing	$21,355,105	$4,303,636	$30,571	$—	$104,574	$115,876	$18,590	$25,928,352
Non-performing	965,956	182,239	1,688	4,669	1,665	3,996	2,314	1,162,527

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile based on Payment Activity
(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
March 31, 2013
Pass	$20,443,219	$4,149,017	$18,533	$—	$98,418	$108,947	$18,004	$24,836,138
Special mention	145,662	21,262	1,893	—	167	963	2	169,949
Substandard	924,397	174,578	8,719	2,723	1,711	4,803	1,814	1,118,745

Total	$21,513,278	$4,344,857	$29,145	$2,723	$100,296	$114,713	$19,820	$26,124,832

December 31, 2012
Pass	$21,209,628	$4,268,034	$20,215	$—	$104,216	$114,741	$17,794	$25,734,628
Special mention	175,361	29,609	2,445	—	68	89	—	207,572
Substandard	936,072	188,232	9,599	4,669	1,955	5,042	3,110	1,148,679

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

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

Notes to Unaudited Consolidated Financial Statements

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At March 31, 2013 approximately 83.0% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at March 31, 2013 and December 31, 2012 are $4.34 billion and $4.49 billion, respectively, of interest-only one-to four- family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $167.9 million and $182.2 million of non-performing interest-only one-to four-family residential mortgage loans at March 31, 2013 and December 31, 2012, respectively.

In addition to our full documentation loan program, we originate loans to certain eligible borrowers as reduced documentation loans. We have originated these types of loans for over 15 years. Loans eligible for reduced documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. Reduced documentation loans have an inherently higher level of risk compared to loans with full documentation. Included in our loan portfolio at March 31, 2013 are $4.05 billion of originated amortizing reduced documentation loans and $885.1 million of originated reduced documentation interest-only loans. Non-performing loans at March 31, 2013 include $158.7 million of originated amortizing reduced documentation loans and $58.6 million of originated interest-only reduced documentation loans. Included in our loan portfolio at December 31, 2012 are $3.98 billion of originated amortizing reduced documentation loans and $901.0 million of originated reduced documentation interest-only loans. Non-performing loans at December 31, 2012 included $153.5 million of originated amortizing reduced documentation loans and $63.8 million or originated interest-only reduced documentation loans.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our delinquent loans by class as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more and accruing (1)
	(In thousands)
At March 31, 2013
One- to four-family first mortgages:
Amortizing	$306,518	$165,282	$956,587	$1,428,387	$20,084,891	$21,513,278	$134,406
Interest-only	58,190	21,672	167,874	247,736	4,097,121	4,344,857	—
Multi-family and commercial mortgages	5,983	739	3,008	9,730	19,415	29,145	—
Construction loans	—	—	2,723	2,723	—	2,723	—
Consumer and other loans:							—
Fixed-rate second mortgages	674	167	1,422	2,263	98,033	100,296	—
Home equity lines of credit	589	963	3,646	5,198	109,515	114,713	—
Other	40	2	1,020	1,062	18,758	19,820	—

Total	$371,994	$188,825	$1,136,280	$1,697,099	$24,427,733	$26,124,832	$134,406

At December 31, 2012
One- to four-family first mortgages:
Amortizing	$327,122	$206,033	$965,956	$1,499,111	$20,821,950	$22,321,061	$129,553
Interest-only	58,004	29,609	182,239	269,852	4,216,023	4,485,875	—
Multi-family and commercial mortgages	6,474	3,190	1,688	11,352	20,907	32,259	—
Construction loans	—	—	4,669	4,669	—	4,669	—
Consumer and other loans:
Fixed-rate second mortgages	587	68	1,665	2,320	103,919	106,239	—
Home equity lines of credit	1,592	379	3,996	5,967	113,905	119,872	—
Other	62	—	2,314	2,376	18,528	20,904	—

Total	$393,841	$239,279	$1,162,527	$1,795,647	$25,295,232	$27,090,879	$129,553

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At March 31, 2013		At December 31, 2012
	Total loans	Non-performing Loans	Total loans	Non-performing Loans

New Jersey	42.7%	46.7%	43.0%	47.9%
New York	25.5	22.7	24.7	22.0
Connecticut	14.7	6.8	14.7	7.1

Total New York metropolitan area	82.9	76.2	82.4	77.0

Pennsylvania	4.8	2.1	4.8	1.9
Virginia	2.2	2.6	2.4	2.6
Illinois	1.9	4.8	2.0	4.6
Maryland	1.9	4.6	2.0	4.2
All others	6.3	9.7	6.4	9.7

Total Outside New York metropolitan area	17.1	23.8	17.6	23.0

	100.0%	100.0%	100.0%	100.0%

Notes to Unaudited Consolidated Financial Statements

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Non-accrual loans:
One-to four-family amortizing loans	$822,181	$836,403
One-to four-family interest-only loans	167,874	182,239
Multi-family and commercial mortgages	3,008	1,688
Construction loans	2,723	4,669
Fixed-rate second mortgages	1,422	1,665
Home equity lines of credit	3,646	3,996
Other loans	1,020	2,314

Total non-accrual loans	1,001,874	1,032,974
Accruing loans delinquent 90 days or more (1)	134,406	129,553

Total non-performing loans	$1,136,280	$1,162,527

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized during the first quarter of 2013, if interest on all such loans had been recorded based upon original contract terms amounted to approximately $15.9 million. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

Loans modified in a troubled debt restructuring totaled $230.7 million at March 31, 2013 of which $22.4 million are 30 to 59 days past due, $11.9 million are 60 to 89 days past due and $114.3 million are 90 days or more past due and are included in non-accrual loans. The remaining troubled debt restructurings were current at March 31, 2013 and have complied with the terms of their restructure agreement. Based on recent regulatory guidance, we have classified $124.4 million of loans that have completed Chapter 7 bankruptcy as troubled debt restructurings. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $8.8 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first quarter of 2013 for which we ceased accruing interest. At December 31, 2012, loans modified in a troubled debt restructuring totaled $215.1 million of which $29.0 million were 30 to 59 days past due, $14.3 million were 60 to 89 days past due and $107.3 million were 90 days or more past due and are included in non-accrual loans at that date.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our troubled debt restructuring by class as of the date indicated.

March 31, 2013				December 31, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(Dollars in thousands)

Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	670	$230,610	$202,192	633	$224,798	$197,392
Interest-only	42	22,581	19,368	15	8,593	8,652
Multi-family and commercial mortgages	2	7,029	7,029	2	7,038	7,038
Consumer and other loans	17	2,125	2,123	16	2,011	2,009

Total	731	$262,345	$230,712	666	$242,440	$215,091

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at the date indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
March 31, 2013

One-to four-family amortizing loans	$202,192	$234,328	$—	$216,435	$1,368
One-to four-family interest-only loans	19,368	22,615	—	20,977	84
Multi-family and commercial mortgages	7,872	9,114	369	8,248	121
Construction loans	2,244	2,723	479	2,679	—
Consumer and other loans	2,045	2,123	78	2,125	21

Total	$233,721	$270,903	$926	$250,464	$1,594

December 31, 2012

One-to four-family amortizing loans	$197,392	$225,722	$—	$211,953	$5,036
One-to four-family interest-only loans	8,652	8,937	—	8,634	288
Multi-family and commercial mortgages	8,329	9,720	518	9,291	484
Construction loans	3,476	4,592	1,116	4,428	—
Consumer and other loans	1,941	2,009	68	2,014	79

Total	$219,790	$250,980	$1,702	$236,320	$5,887

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in our ALL for the periods indicated:

			For The Year Ended
	For the Three Months Ended March 31,		December 31,
	2013	2012	2012
	(In thousands)

Balance at beginning of year	$302,348	$273,791	$273,791

Charge-offs	(27,387)	(23,490)	(87,100)
Recoveries	6,132	5,412	20,657

Net charge-offs	(21,255)	(18,078)	(66,443)

Provision for loan losses	20,000	25,000	95,000

Balance at end of period	$301,093	$280,713	$302,348

The following table presents the activity in our ALL by portfolio segment.

	One-to four- Family Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)

Balance at December 31, 2012	$295,096	$1,937	$1,116	$4,199	$302,348

Provision for loan losses	21,702	(1,054)	(637)	(11)	20,000
Charge-offs	(27,139)	—	—	(248)	(27,387)
Recoveries	6,131	—	—	1	6,132

Net charge-offs	(21,008)	—	—	(247)	(21,255)

Balance at March 31, 2013	$295,790	$883	$479	$3,941	$301,093

Loan portfolio:
Balance at March 31, 2013
Individually evaluated for impairment	$221,560	$8,241	$2,723	$2,123	$234,647
Collectively evaluated for impairment	25,636,574	20,904	—	232,706	25,890,184
Allowance
Individually evaluated for impairment	$19,994	$369	$479	$78	$20,920
Collectively evaluated for impairment	275,796	514	—	3,863	280,173

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. From 2008 until 2011, house prices declined, both nationally and locally. Housing market conditions in our lending market areas weakened during this period as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. Beginning in 2012, house prices stabilized.

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

Notes to Unaudited Consolidated Financial Statements

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

We obtain new collateral values by the time a loan becomes 180 days delinquent and then annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $21.3 million for the three months ended March 31, 2013 as compared to $18.1 million for the corresponding period in 2012.

7.	Borrowed Funds

Borrowed funds at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013		December 31, 2012
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$800,000	4.53%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,950,000	4.45	6,950,000	4.45

Advances from the FHLB	5,225,000	4.77	5,225,000	4.77

Total borrowed funds	$12,175,000	4.59%	$12,175,000	4.59%

Accrued interest payable	$62,205		$64,061

Notes to Unaudited Consolidated Financial Statements

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or For the Three	At or For the
	Months Ended	Year Ended
	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the period	$6,950,000	$6,950,000

Maximum balance outstanding at any month-end during the period	$6,950,000	$6,950,000

Weighted average rate during the period	4.50%	4.52%

FHLB Advances:
Average balance outstanding during the period	$5,225,000	$6,623,094

Maximum balance outstanding at any month-end during the period	$5,225,000	$7,875,000

Weighted average rate during the period	4.85%	4.02%

At March 31, 2013, $7.93 billion of our borrowed funds may be put back to us at the discretion of the lender. The remaining $4.25 billion of borrowed funds at March 31, 2013 are fixed-rate, fixed-maturity borrowings. At March 31, 2013, borrowed funds had scheduled maturities and potential put dates as follows:

Borrowings by Scheduled Maturity Date			Borrowings by Earlier of Scheduled Maturity or Next Potential Put Date
Year	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

2013	$—	—%	$4,000,000	4.49%
2014	—	—	3,725,000	4.47
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.37	—	—
2018	700,000	3.65	250,000	3.10
2019	1,725,000	4.62	—	—
2020	3,275,000	4.53	—	—

Total	$12,175,000	4.59%	$12,175,000	4.59%

Notes to Unaudited Consolidated Financial Statements

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets amounted to $154.0 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2012, with the assistance of an independent third-party valuation firm. We also perform an interim impairment review if an event, circumstance or triggering event occurs which may indicate that goodwill and other intangible assets may be impaired.

Based on the results of the goodwill impairment analyses we completed in 2012, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2012.

We do not believe that any events, circumstances or triggering events occurred during the first quarter of 2013 which indicated goodwill and other intangible assets required reassessment. Accordingly, we did not perform an interim impairment review and did not recognize any impairment of goodwill or other intangible assets during the quarter ended March 31, 2013.

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

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at March 31, 2013 and December 31, 2012. Our securities available-for-sale are recorded at fair value on a recurring basis.

Notes to Unaudited Consolidated Financial Statements

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by U.S. government-sponsored entities (the “GSEs”). The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service and review them for reasonableness. We also own equity securities with a carrying value of $7.5 million at both March 31, 2013 and December 31, 2012 for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

Notes to Unaudited Consolidated Financial Statements

		Fair Value Measurements at March 31, 2013 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$7,403,340	$—	$7,403,340	$—
Corporate debt	419,742	—	419,742	—

Total available for sale debt securities	7,823,082	—	7,823,082	—

Available for sale equity securities:
Financial services industry	$7,457	$7,457	$—	$—

Total available for sale equity securities	7,457	7,457	—	—

Total available for sale securities	$7,830,539	$7,457	$7,823,082	$—

		Fair Value at December 31, 2012 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$8,040,742	$—	$8,040,742	$—
Corporate debt	420,590	—	420,590	—

Total available for sale debt securities	$8,461,332	$—	$8,461,332	$—

Available for sale equity securities:
Financial services industry	$7,467	$7,467	$—	$—

Total available for sale equity securities	7,467	7,467	—	—

Total available for sale securities	$8,468,799	$7,467	$8,461,332	$—

Assets that were measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with FASB guidance amounted to $234.6 million and $221.5 million at March 31, 2013 and December 31, 2012, respectively. Based on this evaluation, we established an ALL with respect to those loans evaluated for impairment of $926,000 and $1.7 million for those respective periods. There was no provision for loan losses related to these loans for the first three months of 2013 and 2012. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs or the present value of the loan’s expected future cash flows. For impaired loans that are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker

Notes to Unaudited Consolidated Financial Statements

and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted of one-to four-family properties and amounted to $63.7 million and $47.3 million at March 31, 2013 and December 31, 2012, respectively. During the first three months of 2013 and 2012, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $315,000 and $665,000, respectively. Write downs and net loss on sale related to foreclosed real estate that were charged to non-interest expense amounted to $396,000 and $1.1 million for those respective periods.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012.

	Fair Value Measurements at March 31, 2013 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
		(In thousands)
Impaired loans	$—	$—	$234,647	$—
Foreclosed real estate	—	—	63,679	(396)

	Fair Value Measurements at December 31, 2012 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
		(In thousands)
Impaired loans	$—	$—	$221,492	$(873)
Foreclosed real estate	—	—	47,322	(1,881)

The following table provides a reconciliation of assets measured at fair value on a non-recurring basis at March 31, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(In thousands)
	Foreclosed Real Estate	Impaired Loans
Beginning balance at December 31, 2012	$47,322	$221,492
Gain (loss) on sale of foreclosed properties	(396)	—
Net transfers in (out)	16,753	13,155

Ending balance at March 31, 2013	$63,679	$234,647

Notes to Unaudited Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013.

	March 31, 2013
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans:
One-to four-family mortgages	$221,560	Net Present Value	N/A	0.0-78.8% (0.4%)
Multi-family, Commercial, Construction and Consumer mortgages	13,087	Appraisal Value	Adjustment for differences between the comparable sales.	N/A

Foreclosed real estate	63,679	Appraisal Value	Adjustment for differences between the comparable sales.	0.0-100.0% (5.52%)

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

Notes to Unaudited Consolidated Financial Statements

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

The estimated fair values of financial instruments are summarized as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)

Assets:
Cash and due from banks	$75,048	$75,048	$171,042	$171,042
Federal funds sold and other overnight deposits	2,680,562	2,680,562	656,926	656,926
Investment securities held to maturity	39,011	44,946	39,011	45,592
Investment securities available for sale	427,199	427,199	428,057	428,057
Federal Home Loan Bank of New York stock	356,467	356,467	356,467	356,467
Mortgage-backed securities held to maturity	2,708,758	2,886,626	2,976,757	3,172,473
Mortgage-backed securities available for sale	7,403,340	7,403,340	8,040,742	8,040,742
Loans	25,923,210	27,304,260	26,886,065	28,223,227

Liabilities:
Deposits	23,163,092	23,342,388	23,483,917	23,679,903
Borrowed funds	12,175,000	14,227,312	12,175,000	14,368,603

10.	Postretirement Benefit Plans

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

Notes to Unaudited Consolidated Financial Statements

The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended March 31,
	Retirement Plans		Other Benefits
	2013	2012	2013	2012
	(In thousands)

Service cost	$1,293	$1,298	$327	$307
Interest cost	2,121	2,149	527	573
Expected return on assets	(3,244)	(3,007)	—	—
Amortization of:
Net loss	1,511	1,382	298	306
Unrecognized prior service cost	90	90	(391)	(391)

Net periodic benefit cost	$1,771	$1,912	$761	$795

We made no contributions to the pension plans during the first three months of 2013 or 2012.

11.	Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is as follows:

	Unrealized gains (losses) on securities available for sale	Postretirement Benefit Plans	Total
	(In thousands)

Balance at December 31, 2012	$122,630	$(52,660)	$69,970

Other comprehensive loss before reclassifications	(2,749)	—	(2,749)
Amounts reclassified from accumulated other comprehensive income (loss)	—	892	892

Other comprehensive income (loss)	(2,749)	892	(1,857)

Balance at March 31, 2013	$119,881	$(51,768)	$68,113

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of operations for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Line Item in the Statement of Operations
(In thousands)	For the Three Months Ended March 31,
	2013	2012
Amortization of postretirement benefit pension plans:
Prior service cost	$(301)	$(301)		(a)
Net actuarial loss	1,809	1,688		(a)

Total before income tax expense	1,508	1,387
Income tax expense	(616)	(568)

Net of income tax expense	$892	$819

(a)	These items are included in the computation of net period pension cost. See Postretirement Benefit Plans footnote for additional disclosure.

Notes to Unaudited Consolidated Financial Statements

12.	Stock-Based Compensation

Stock Option Plans

A summary of the changes in outstanding stock options is as follows:

	For the Three Months Ended March 31,
	2013		2012
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

Outstanding at beginning of period	27,775,857	$12.97	28,825,986	$12.77
Exercised	(222,510)	6.32	(624,058)	5.51
Forfeited	(1,768,242)	13.06	(17,100)	9.50

Outstanding at end of period	25,785,105	$13.02	28,184,828	$12.93

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 SIP”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the 2006 SIP. Grants of stock options made through December 31, 2010 pursuant to the 2006 SIP amounted to 23,120,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 6,067,500 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 17,052,500 shares have vesting periods ranging from two to three years if certain financial performance measures are met. The financial performance measures for each of these awards, other than the performance stock options granted in 2010 (“2010 option grants”), have either been met, or are considered, subject to review and verification of the Committee, probable to be met, so we have recorded compensation expenses for these awards accordingly. One of the two performance measures related to the 2010 option grants was not met so the Company recorded expense for only half of the 2010 option grants. The options that did not vest are reflected as forfeitures in the table above.

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

Compensation expense related to our outstanding stock options amounted to $262,000 and $639,000 for the three months ended March 31, 2013 and 2012, respectively.

Notes to Unaudited Consolidated Financial Statements

Stock Awards

During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the 2006 SIP for 847,750 shares of our common stock. These shares were issued from treasury stock and were scheduled to vest in annual installments over a three-year period if certain performance measures were met and employment continued through the vesting date. These performance measures were met and we recorded compensation expense for the 2009 stock awards over the vesting period based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the “2010 stock awards”) pursuant to the 2006 SIP for 18,000 shares of our common stock. Expense for the 2010 stock awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12. There was no compensation expense related to stock awards for the three months ended March 31, 2013. Total compensation expense for stock awards amounted to $19,765 for the three months ended March 31, 2012.

Stock Unit Awards

Hudson City Bancorp granted stock unit awards to a newly appointed member of the Board of Directors in July 2010. These awards were for a value of $250,000 which was converted to common stock equivalents (stock units) of 20,661 shares. These units vest annually over a three-year period if service continues through the vesting dates. Vested units will be settled in shares of our common stock following the director’s departure from the Board of Directors. Stock unit awards were also made in 2011 (the “2011 stock unit awards”) pursuant to the 2011 SIP for a total value of $9.7 million, or stock units of 1,004,230 shares. 2011 stock unit awards to employees vest if service continues through the third anniversary of the awards, and will be settled, if vested, in shares of our common stock on the third and fifth anniversaries of the awards. 2011 stock unit awards to directors vested on service through the first anniversary of the award, and are settled in shares of our common stock following the director’s departure from the Board of Directors.

Stock unit awards were made in 2012 (the “2012 stock unit awards”) pursuant to the 2011 SIP for a total of $12.7 million, or stock units of 1,768,681 shares. 2012 stock unit awards to employees vest if service continues through the third anniversary of the awards and certain financial performance measures are met. The 2012 stock unit awards include stock units of 974,528 shares that will be settled, if vested, in shares of our common stock on the third and sixth anniversaries of the awards. The 2012 stock unit awards also included variable performance stock units (“VPUs”) of 718,826 shares which will be settled, if vested, in shares of our common stock on the third anniversary of the awards. Half of each VPU award is conditioned on the ranking of the total shareholder return of the Company’s common stock over the calendar years 2012 to 2014 against the total shareholder return of a peer group of 50 companies and the other half was conditioned on the Company’s attainment of return on tangible equity measures for the calendar year 2012. Based on the level of performance of each award, between 0% and 150% of the VPUs may vest. The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized regardless of whether the market conditions are met. Based on performance through December 31, 2012, the Company has determined that no more than 60.25% of the VPUs subject to the return on tangible equity condition may vest upon service through their vesting dates.

The remaining 75,327 2012 stock unit awards, which were granted to outside directors, vested on continued service through April 2013 and will be settled upon resignation from the Board of Directors. Expense for the stock unit awards is recognized over their vesting period and is based on the fair value of our common stock on each stock unit grant date, based on quoted market prices. Total compensation expense for stock unit awards amounted to $1.8 million and $896,000 for the three months ended March 31, 2013 and 2012.

Notes to Unaudited Consolidated Financial Statements

13.	Recent Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that an entity report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendment does require that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We have included the required disclosures in Note 11 to the unaudited consolidated financial statements.

14.	Legal Matters

Eighteen putative class action complaints have been filed in the Court of Chancery, Delaware against Hudson City Bancorp, its directors, and M&T challenging the Merger. On November 20, 2012, the Delaware Court of Chancery (the “Court”) ordered that all eighteen pending actions be consolidated for all purposes (the “Delaware Consolidated Actions”) under the caption “In re Hudson City Bancorp Shareholder Litigation,” designated Case No. 7850 as the operative docket number, and designated the corrected amended verified class action complaint in that case as the operative complaint (the “Delaware Operative Complaint”). The Court also designated the pending motion to expedite discovery in that action as operative, deemed any pending discovery requests in Case No. 7832 as operative, and deemed a Subpoena to Evercore Group, L.L.C. in Case No. 7823 as operative. Evercore Group, L.L.C. acted as an advisor to M&T in the Merger.

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

Notes to Unaudited Consolidated Financial Statements

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

On April 12, 2013, Hudson City Bancorp and M&T entered into a memorandum of understanding (the “MOU”) with the plaintiffs regarding the settlement of the Delaware Consolidated Actions and the New Jersey Consolidated Actions (collectively, the “Actions”).

Notes to Unaudited Consolidated Financial Statements

Under the terms of the MOU, Hudson City Bancorp, M&T, the other named defendants, and all the plaintiffs have reached an agreement in principle to settle the Actions and release the defendants from all claims relating to the Merger, subject to approval of the New Jersey Court. Pursuant to the MOU, Hudson City Bancorp and M&T agreed to make available additional information to Hudson City Bancorp stockholders. The additional information was contained in a Supplement to the Joint Proxy Statement filed with the SEC as an exhibit to a Current Report on Form 8-K dated April 12, 2013. In addition, under the terms of the MOU, plaintiffs’ counsel also has reserved the right to seek an award of attorneys’ fees and expenses. If the New Jersey Court approves the settlement contemplated by the MOU, the Actions will be dismissed with prejudice. The settlement will not affect the Merger consideration to be paid to Hudson City Bancorp’s stockholders in connection with the proposed Merger. Hudson City Bancorp will be responsible for the payment of any award of attorneys’ fees and expenses granted by the New Jersey Court, regardless of whether and when the Merger is completed.

Hudson City Bancorp, M&T, and the other defendants deny all of the allegations in the Actions and believe the disclosures in the Joint Proxy Statement are adequate under the law. Nevertheless, Hudson City Bancorp, M&T, and the other defendants have agreed to settle the Actions in order to avoid the costs, disruption, and distraction of further litigation.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Pending Merger

On August 27, 2012, the Company entered into an Agreement and Plan of Merger with M&T and WTC, with WTC as the surviving entity. As part of the Merger, the Bank will merge with and into Manufacturers and Traders Trust Company. Subject to the terms and conditions of the Merger Agreement, in the Merger, Hudson City Bancorp shareholders will have the right to receive with respect to each of their shares of common stock of the Company, at their election (but subject to proration and adjustment procedures), 0.08403 of a share of common stock, or cash having a value equal to the product of 0.08403 multiplied by the average closing price of the M&T Common Stock for the ten days immediately prior to the completion of the Merger. The Merger Agreement also provides that at the closing of the Merger, 40% of the outstanding shares of Hudson City common stock will be converted into the right to receive cash and the remainder of the outstanding shares of Hudson City common stock will be converted into the right to receive shares of M&T Common Stock.

On April 12, 2013, M&T and Hudson City Bancorp announced that additional time will be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On April 13, 2013, M&T and Hudson City Bancorp entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1, among other things, extends the date after which either party may elect to terminate the Merger Agreement if the Merger has not yet been completed from August 27, 2013 to January 31, 2014. In addition, Amendment No. 1 also enables the Company to submit for a vote of its stockholders an unsolicited bona fide alternative transaction that its board of directors determines in good faith is more favorable from a financial point of view to the Company’s stockholders than the Merger. If such a potential alternative transaction is submitted to an approved by the Company’s stockholders, the Merger Agreement will be terminated subject to the Company paying a termination fee to M&T. Amendment No. 1 also permits the Company to take certain interim actions, including with respect to the Company’s conduct of business, retiree benefits, retention incentive and certain other matters with respect to the Company’s personnel, prior to the completion of the Merger. In accordance with these provisions, the Company has implemented additional retention programs with regard to key employees to help ensure continued staffing pending the completion of the Merger in light of the delay in closing. The cost of these programs is not expected to be material to the results of our operations.

The Merger Agreement, as amended, was approved by the shareholders of both Hudson City Bancorp and M&T. The Merger is subject to regulatory approvals and the satisfaction of other customary conditions.

Financial Condition and Results of Operations

During the first three months of 2013, we continued to focus on our traditional consumer-oriented business model through the origination of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. Market interest rates remained at historically low levels during the first three months of 2013 and, as a result, we continued to reduce the size of our balance sheet, though at a slower pace than in previous quarters. Our total assets decreased to $40.29 billion at March 31, 2013 as compared to $40.60 billion at December 31, 2012. During 2012, our total assets decreased 10.5% from $45.36 billion at December 31, 2011.

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

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted a return to moderate economic growth following a pause late last year. The FOMC noted that the housing sector has strengthened and household spending and growth in business fixed investment has advanced. Labor market conditions have continued to show signs of improvement, but the unemployment rate remains at elevated levels. The national unemployment rate decreased to 7.6% in March 2013 from 7.8% in December 2012 and 8.2% in March 2012. The FOMC decided to maintain the overnight lending rate at zero to 0.25% during the second quarter of 2013 and stated that exceptionally low levels for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%. Previously, the FOMC stated that these levels for the federal funds rate are likely to be warranted at least through mid-2015. As a result, market interest rates have remained at low levels, and consequently, the yields on our mortgage-related assets have continued to decrease during the first quarter of 2013.

The FOMC also decided to continue its accommodative monetary policy by purchasing an additional $40.0 billion of agency mortgage-backed securities per month and longer-term Treasury securities initially at a pace of $45.0 billion per month to ensure that inflation is at the rate most consistent with its dual mandate regarding both inflation and unemployment. These programs will continue to put downward pressure on longer-term interest rates.

Net interest income decreased $56.7 million, or 24.2%, to $177.4 million for the first quarter of 2013 as compared to $234.1 million for the first quarter of 2012. The decrease in net interest income reflects the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities and the continued low interest rate environment. Our interest rate spread decreased to 1.53% for the first quarter of 2013 as compared to 1.75% for the linked fourth quarter of 2012 and 1.95% for the first quarter of 2012. Our net interest margin was 1.78% for the first quarter of 2013 as compared 1.97% for the linked fourth quarter of 2012 and 2.15% for the first quarter of 2012.

Mortgage-related assets represented 93.0% of our average interest-earning assets at March 31, 2013. Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. The resulting low market interest rates have made reinvestment opportunities scarce. We expect this adverse environment for portfolio lending to continue, with the likely result that we will continue to reduce the size of our balance sheet and experience compression of our net interest margin.

The provision for loan losses amounted to $20.0 million for the quarter ended March 31, 2013 as compared to $25.0 million for the quarter ended March 31, 2012. The decrease in our provision for loan losses during the first quarter of 2013 as compared to the first quarter of 2012 was due primarily to the stabilization of home prices, a decrease in the size of the loan portfolio and a decrease in the amount of total delinquent loans. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, amounted to $1.14 billion at March 31, 2013 as compared to $1.16 billion at December 31, 2012. The ratio of non-performing loans to total loans was 4.35% at March 31, 2013 compared with 4.29% at December 31, 2012. Notwithstanding the decrease in non-performing loans, the foreclosure process and the time to complete a foreclosure, while improving, continue to be prolonged, especially in New York and New Jersey where 76% of our non-performing loans are located. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries. Early stage loan delinquencies (defined as loans that are 30 to 89 days delinquent) decreased $72.3 million to $560.8 million from $633.1 million at December 31, 2012.

Total non-interest expense amounted to $81.3 million for the first quarter of 2013 as compared to $91.6 million for the first quarter of 2012. This decrease is due to decreases of $11.9 million in Federal deposit insurance expense and $541,000 in compensation and employee benefit costs, partially offset by an increase of $2.0 million in other expense.

Net loans decreased $962.9 million to $25.92 billion at March 31, 2013 from $26.89 billion at December 31, 2012. During the first quarter of 2013, our loan production (origination and purchases) amounted to $824.8 million as compared to $1.08 billion for the first quarter of 2012. Loan production was offset by principal repayments of $1.73 billion during the first quarter of 2013, as compared to $1.64 billion for the first quarter of 2012. Loan production declined during the first three months of 2013 which reflects our reduced appetite for adding long-term fixed-rate mortgage loans in the current low market interest rate environment. The decrease in net loans was also due to continued elevated levels of refinancing activity caused by low market interest rates.

Total mortgage-backed securities decreased $905.4 million to $10.11 billion at March 31, 2013 from $11.02 billion at December 31, 2012. The decrease in mortgage-backed securities reflected continued elevated levels of repayments. Repayments amounted to $880.4 million for the first quarter of 2013 as compared to $837.4 million for the same period in 2012.

Total deposits amounted to $23.16 billion at March 31, 2013 as compared to $23.48 billion at December 31, 2012. The decrease in deposits was due to planned reductions in our deposit rates to curtail deposit growth as we continue to experience excess liquidity from prepayment activity on mortgage-related assets and limited investment opportunities with attractive yields.

Borrowings amounted to $12.18 billion at March 31, 2013 with an average cost of 4.59%. There are no scheduled maturities for 2013.

The Bank is currently subject to the Bank MOU. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that are intended to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. Prior to the execution of Amendment No. 1, the implementation of the strategic plan had been suspended pending the completion of the Merger. However, based on the extended time to complete the Merger, the Company intends to proceed with implementation of certain parts of the strategic plan.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets decreased $309.6 million, or 0.8%, to $40.29 billion at March 31, 2013 from $40.60 billion at December 31, 2012. The decrease in total assets reflected a $962.9 million decrease in net loans, a $905.4 million decrease in total mortgage-backed securities and a $375.9 million decrease in other assets, partially offset by a $1.93 billion increase in cash and cash equivalents.

Total cash and cash equivalents increased $1.93 billion to $2.76 billion at March 31, 2013 as compared to $828.0 million at December 31, 2012. This increase is primarily due to continued elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates. In addition, we received tax refunds of $361.3 million as a result of the net loss in 2011 from our balance sheet restructuring transactions. Other assets decreased $376.0 million to $303.9 million at March 31, 2013 from $679.9 million at December 31, 2012 due primarily to a decrease in income taxes receivable as a result of the $361.3 million of tax refunds received during the first quarter of 2013.

Net loans amounted to $25.92 billion at March 31, 2013 as compared to $26.89 billion at December 31, 2012. During the first quarter of 2013, our loan production amounted to $824.8 million as compared to $1.08 billion for the same period in 2012. Loan production was offset by principal repayments of $1.73 billion in the first quarter of 2013, as compared to principal repayments of $1.64 billion for the first quarter of 2012.

The decrease in loan production during the first quarter of 2013 primarily reflects our low appetite for adding long-term fixed rate loans to our portfolio in the current low market interest rate environment. The decrease in net loans was also due to continued elevated levels of refinancing activity caused by low market interest rates.

Our first mortgage loan production during the first quarter of 2013 was substantially all in one- to four-family mortgage loans. Approximately 81.2% of mortgage loan originations for the first quarter of 2013 were variable-rate loans as compared to approximately 64.0% for the corresponding period in 2012. Fixed-rate mortgage loans accounted for 59.3% of our first mortgage loan portfolio at March 31, 2013 as compared to 61.1% at December 31, 2012.

Our ALL amounted to $301.1 million at March 31, 2013 and $302.3 million at December 31, 2012. Non-performing loans amounted to $1.14 billion, or 4.35% of total loans, at March 31, 2013 as compared to $1.16 billion, or 4.29% of total loans, at December 31, 2012.

Total mortgage-backed securities decreased $905.4 million to $10.11 billion at March 31, 2013 from $11.02 billion at December 31, 2012. The decrease in mortgage-backed securities reflected repayments of $880.4 million. We did not purchase any mortgage-backed securities during the first quarter of 2013. At March 31, 2013, variable-rate mortgage-backed securities accounted for 86.4% of our portfolio compared with 86.0% at December 31, 2012.

Total liabilities decreased $321.3 million, or 0.9%, to $35.58 billion at March 31, 2013 from $35.90 billion at December 31, 2012. The decrease in total liabilities primarily reflected a decrease in total deposits of $320.8 million.

Total deposits decreased $320.8 million, or 1.4%, to $23.16 billion at March 31, 2013 from $23.48 billion at December 31, 2012. The decrease in total deposits reflected a $330.6 million decrease in our money market accounts and a decrease of $40.9 million in our demand accounts, partially offset by an increase in time deposits and savings accounts of $26.4 million and $28.2 million, respectively. The decrease in our money market and demand accounts is primarily due to planned reductions in our deposit rates to curtail deposit growth while we experience excess liquidity from prepayment activity on mortgage-related assets and limited investment opportunities with attractive yields. We had 135 banking offices at both March 31, 2013 and December 31, 2012.

Borrowings amounted to $12.18 billion at both March 31, 2013 and December 31, 2012. At March 31, 2013, we had $4.0 billion of borrowed funds with put dates within one year. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points.

Total shareholders’ equity increased $11.6 million to $4.71 billion at March 31, 2013 from $4.70 billion at December 31, 2012. The increase was primarily due to net income of $47.9 million for the quarter ended March 31, 2013. The increase was partially offset by cash dividends paid to common shareholders of $39.8 million.

Accumulated other comprehensive income amounted to $68.1 million at March 31, 2013 and included a $119.8 million after-tax net unrealized gain on securities available for sale ($202.5 million pre-tax) partially offset by a $51.7 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. Accumulated other comprehensive income amounted to $70.0 million at December 31, 2012 and included a $122.5 million after-tax net unrealized gain on securities available for sale ($207.2 million pre-tax) partially offset by a $52.5 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans.

As of March 31, 2013, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the first three months of 2013 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. At March 31, 2013, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At March 31, 2013, our shareholders’ equity to asset ratio was 11.69% compared with 11.58% at December 31, 2012. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.47 at March 31, 2013 and $9.46 at December 31, 2012. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.16 as of March 31, 2013 and $9.15 at December 31, 2012.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2013 and 2012

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended March 31, 2013 and 2012. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2013				2012
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$26,182,603	$294,390	4.50%		$28,537,843	$342,725	4.80%
Consumer and other loans	245,687	2,705	4.40		287,685	3,383	4.70
Federal funds sold and other overnight deposits	1,677,616	872	0.21		904,295	568	0.25
Mortgage-backed securities at amortized cost	10,292,070	60,907	2.37		12,744,610	90,640	2.84
Federal Home Loan Bank stock	356,467	4,208	4.72		495,223	8,489	6.86
Investment securities, at amortized cost	452,367	2,983	2.64		402,317	2,986	2.97

Total interest-earning assets	39,206,810	366,065	3.73		43,371,973	448,791	4.14

Noninterest-earnings assets (4)	1,288,300				1,515,313

Total Assets	$40,495,110				$44,887,286

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$961,884	602	0.25		$881,077	819	0.37
Interest-bearing transaction accounts	2,273,146	2,135	0.38		2,006,461	3,266	0.65
Money market accounts	6,460,700	5,586	0.35		8,350,175	12,657	0.61
Time deposits	12,959,500	40,816	1.28		13,464,569	51,134	1.53

Total interest-bearing deposits	22,655,230	49,139	0.88		24,702,282	67,876	1.11

Repurchase agreements	6,950,000	77,054	4.50		6,950,000	78,182	4.52
Federal Home Loan Bank of New York advances	5,225,000	62,489	4.85		7,774,195	68,615	3.55

Total borrowed funds	12,175,000	139,543	4.65		14,724,195	146,797	4.01

Total interest-bearing liabilities	34,830,230	188,682	2.20		39,426,477	214,673	2.19

Noninterest-bearing liabilities:
Noninterest-bearing deposits	631,174				598,789
Other noninterest-bearing liabilities	299,017				248,758

Total noninterest-bearing liabilities	930,191				847,547

Total liabilities	35,760,421				40,274,024
Shareholders’ equity	4,734,689				4,613,262

Total Liabilities and Shareholders’ Equity	$40,495,110				$44,887,286

Net interest income/net interest rate spread (2)		$177,383	1.53			$234,118	1.95

Net interest-earning assets/net interest margin (3)	$4,376,580		1.78%		$3,945,496		2.15%

Ratio of interest-earning assets to interest-bearing liabilities			1.13	x			1.10	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $111.8 million and $110.5 million for the quarters ended March 31, 2013 and 2012, respectively.

General. Net income was $47.9 million for the first quarter of 2013 as compared to $73.0 million for the first quarter of 2012. Both basic and diluted earnings per common share were $0.10 for the first quarter of 2013 as compared to basic and diluted earnings per share of $0.15 for the first quarter of 2012. For the first quarter of 2013, our annualized return on average shareholders’ equity was 4.05%, compared with 6.33% for the corresponding period in 2012. Our annualized return on average assets for the first quarter of 2013 was 0.47% as compared to 0.65% for the first quarter of 2012. The decrease in the annualized return on average equity and assets is primarily due to the decrease in net income during the first quarter of 2013.

Interest and Dividend Income. Total interest and dividend income for the first quarter of 2013 decreased $82.7 million, or 18.4%, to $366.1 million from $448.8 million for the first quarter of 2012. The decrease in total interest and dividend income was due to a $4.16 billion or 9.6% decrease in the average balance of total interest-earning assets to $39.21 billion for the first quarter of 2013 from $43.37 billion for the first quarter of 2012. The decrease in the average balance of total interest-earning assets was due primarily to repayments of mortgage-related assets during 2012 and the first quarter of 2013 due to the low interest rate environment. The annualized weighted-average yield on total interest-earning assets decreased 41 basis points to 3.73% for the first quarter of 2013 from 4.14% for the first quarter in 2012. The decrease in the weighted average yield of interest-earning assets was due to lower market interest rates earned on mortgage-related assets and an increase in the average balance of Federal funds and other overnight deposits which had an average yield of 0.21%.

Interest on first mortgage loans decreased $48.3 million, or 14.1%, to $294.4 million for the first quarter of 2013 from $342.7 million for the first quarter of 2012. This was primarily due to a $2.36 billion decrease in the average balance of first mortgage loans to $26.18 billion for the first quarter of 2013 from $28.54 billion for the same quarter in 2012. The decrease in interest income on mortgage loans was also due to a 30 basis point decrease in the annualized weighted-average yield to 4.50% for the first quarter of 2013 from 4.80% for the first quarter of 2012.

The decrease in the average yield earned on first mortgage loans during the first quarter of 2013 was due to lower market interest rates on mortgage products, continued mortgage refinancing activity. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the average balance of our first mortgage loans to decline for those same periods as our loan production decreased reflecting our low appetite for adding long-term fixed-rate mortgage loans in the current low interest rate environment.

Interest on consumer and other loans decreased $678,000 to $2.7 million for the first quarter of 2013 from $3.4 million for the first quarter of 2012 due to a decrease in the average balance of consumer and other loans. The average balance of consumer and other loans decreased $42.0 million to $245.7 million for the first quarter of 2013 from $287.7 million for the first quarter of 2012 and the average yield earned decreased 30 basis points to 4.40% from 4.70% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $29.7 million to $60.9 million for the first quarter of 2013 from $90.6 million for the first quarter of 2012. This decrease was due primarily to a $2.45 billion decrease in the average balance of mortgage-backed securities to $10.29 billion for the first quarter of 2013 from $12.74 billion for the first quarter of 2012. The decrease in the average balance of mortgage-backed securities was due primarily to elevated levels of principal repayments in the current low interest rate environment. The decrease in interest on mortgage-backed securities was also due to a 47 basis point decrease in the annualized weighted-average yield to 2.37% for the first quarter of 2013 from 2.84% for the first quarter of 2012. The decrease in the weighted-average yield is a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this continued low interest rate environment.

Interest on investment securities amounted to $3.0 million for both the first quarter of 2013 and 2012. The average balance of investment securities was $452.4 million for the first quarter of 2013 as compared to $402.3 million for the same quarter in 2012. The annualized weighted-average yield on investment securities was 2.64% for the first quarter of 2013 as compared to 2.97% for the first quarter of 2012. The decrease in the average yield earned reflects current market interest rates.

Dividends on FHLB stock decreased $4.3 million, or 50.6%, to $4.2 million for the first quarter of 2013 as compared to $8.5 million for the first quarter of 2012. This decrease was due primarily to a 214 basis point decrease in the average dividend yield earned to 4.72% for the first quarter of 2013 as compared to 6.86% for the first quarter of 2012. Additionally, there was a $138.7 million decrease in the average balance of FHLB stock to $356.5 million for the first quarter of 2013 from $495.2 million for the first quarter of 2012. The decrease in the average balance of FHLB stock was primarily due to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Interest on Federal funds and other overnight deposits sold amounted to $872,000 for the first quarter of 2013 as compared to $568,000 for the first quarter of 2012. The average balance of Federal funds sold and other overnight deposits amounted to $1.68 billion for the first quarter of 2013 as compared to $904.3 million for the first quarter of 2012. The yield earned on Federal funds sold and other overnight deposits was 0.21% for the 2013 first quarter and 0.25% for the 2012 first quarter. The increase in the average balance of Federal funds and other overnight deposits was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates.

Interest Expense. Total interest expense for the quarter ended March 31, 2013 decreased $26.0 million, or 12.1%, to $188.7 million from $214.7 million for the quarter ended March 31, 2012. This decrease was primarily due to a $4.60 billion, or 11.7%, decrease in the average balance of total interest-bearing liabilities to $34.83 billion for the quarter ended March 31, 2013 as compared to $39.43 billion for the first quarter of 2012. The annualized weighted-average cost of total interest-bearing liabilities was 2.20% for the quarter ended March 31, 2013 as compared to 2.19% for the quarter ended March 31, 2012. The decrease in the average balance of total interest-bearing liabilities was due primarily to a $2.54 billion decrease in the average balance of borrowings and a $2.05 billion decrease in the average balance of total deposits.

Interest expense on our time deposit accounts decreased $10.3 million to $40.8 million for the first quarter of 2013 from $51.1 million for the first quarter of 2012. The decrease in interest expense on time deposits was due to 25 basis point decrease in the annualized weighted-average cost to 1.28% for the first quarter of 2013 compared with 1.53% for the first quarter of 2012 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was also due to a $505.1 million decrease in the average balance of time deposit accounts to $12.96 billion for the first quarter of 2013 from $13.46 billion for the first quarter of 2012. The decline in the average balance of our time deposits also reflects our decision to lower deposit rates to continue our balance sheet reduction while profitable investment opportunities remain scarce in the current environment.

Interest expense on money market accounts decreased $7.1 million to $5.6 million for the first quarter of 2013 from $12.7 million for the first quarter of 2012. This was due primarily to a decrease in the annualized weighted-average cost of 26 basis points to 0.35% for the first quarter of 2013 from 0.61% for the first quarter of 2012. In addition, the average balance of money market accounts decreased $1.89 billion to $6.46 billion for the first quarter of 2013 as compared to $8.35 billion for the first quarter of 2012. Interest expense on our interest-bearing transaction accounts decreased $1.2 million to $2.1 million for the first quarter of 2013 from $3.3 million for the first quarter of 2012. The decrease is due to a 27 basis point decrease in the annualized weighted-average cost to 0.38% for the first quarter of 2013 as compared to 0.65% for the first quarter of 2012. The effect of the decrease in the weighted-average cost was partially offset by a $266.7 million increase in the average balance to $2.27 billion for the first quarter of 2013 as compared to $2.01 billion for the first quarter of 2012.

The decrease in the average cost of deposits for the first three months of 2013 reflected lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction. At March 31, 2013, time deposits scheduled to mature within one year totaled $7.65 billion with an average cost of 0.86%. These time deposits are scheduled to mature as follows: $2.74 billion with an average cost of 0.74% in the second quarter of 2013, $1.93 billion with an average cost of 0.73% in the third quarter of 2013, $1.47 billion with an average cost of 1.03% in the fourth quarter of 2013 and $1.51 billion with an average cost of 1.07% in the first quarter of 2014. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

Interest expense on borrowed funds decreased $7.3 million to $139.5 million for the first quarter of 2013 from $146.8 million for the first quarter of 2012. This decrease was due to a $2.54 billion decrease in the average balance of borrowed funds to $12.18 billion for the first quarter of 2013 from $14.72 billion for the first quarter of 2012. This decrease was partially offset by a 64 basis point increase in the annualized weighted-average cost of borrowed funds to 4.65% for the first quarter of 2013 as compared to 4.01% for the first quarter of 2012. The decrease in the average balance of borrowings was due primarily to the maturity of $3.45 billion of borrowings during 2012, including $3.0 billion of short-term borrowings, which were not replaced with new borrowings. These short-term borrowings had considerably lower interest rates than the remaining borrowings and, consequently, as these borrowings matured the overall weighted-average cost of the remaining borrowings increased.

Borrowings amounted to $12.18 billion at March 31, 2013 with an average cost of 4.59%. There are no scheduled maturities for 2013.

At March 31, 2013 we had $4.0 billion of borrowings with put dates within one year. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. See “Liquidity and Capital Resources.”

Net Interest Income. Net interest income decreased $56.7 million, or 24.2%, to $177.4 million for the first quarter of 2013 as compared to $234.1 million for the first quarter of 2012. The decrease in net interest income reflects the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities and the continued low interest rate environment. Our interest rate spread decreased to 1.53% for the first quarter of 2013 as compared to 1.95% for the first quarter of 2012. Our net interest margin was 1.78% for the first quarter of 2013 as compared to 2.15% for the first quarter of 2012.

Provision for Loan Losses. The provision for loan losses amounted to $20.0 million for the quarter ended March 31, 2013 as compared to $25.0 million for the quarter ended March 31, 2012. The ALL amounted to $301.1 million at March 31, 2013 and $302.3 million at December 31, 2012. The decrease in the provision for loan losses for the quarter ended March 31, 2013 is due primarily to the stabilization of home prices, a decrease in the size of the loan portfolio and a decrease in the amount of total delinquent loans. We recorded our provision for loan losses during the first three months of 2013 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan production is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. For the first quarter of 2013, the average LTV ratio for our first mortgage loan originations and our total first mortgage loan portfolio were 57% and 59%, respectively, using the appraised value of the collateral property at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the first quarter of 2013, we concluded that home values in our primary lending markets declined from the first quarter of 2012, but stabilized during the latter half of 2012 and first quarter of 2013.

Economic conditions continued to improve during the first quarter of 2013. Home sale activity and real estate valuations also improved during the first quarter of 2013 and unemployment, while improving, remains at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $1.14 billion at March 31, 2013 as compared to $1.16 billion at December 31, 2012 and $1.06 billion at March 31, 2012. Non-performing loans at March 31, 2013 included $1.12 billion of one- to four-family first mortgage loans as compared to $1.15 billion at December 31, 2012. The ratio of non-performing loans to total loans was 4.35% at March 31, 2013 as compared to 4.29% at December 31, 2012 and 3.71% at March 31, 2012. Loans delinquent 30 to 59 days amounted to $372.0 million at March 31, 2013 as compared to $393.8 million at December 31, 2012 and $385.4 million at March 31, 2012. Loans delinquent 60 to 89 days amounted to $188.8 million at March 31, 2013 as compared to $239.3 million at December 31, 2012 and $182.0 million at March 31, 2012. Foreclosed real estate amounted to $63.7 million at March 31, 2013 as compared to $47.3 million at December 31, 2012, and $34.8 million at March 31, 2012. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) decreased $72.3 million to $560.8 million at March 31, 2013 from $633.1 million at December 31, 2012 and decreased $53.8 million from $614.6 million at March 31, 2012. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values in recent years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios at origination have helped to moderate our charge-offs.

At March 31, 2013, the ratio of the ALL to non-performing loans was 26.50% as compared to 26.01% at December 31, 2012 and 26.37% at March 31, 2012. The ratio of the ALL to total loans was 1.15% at March 31, 2013 as compared to 1.12% at December 31, 2012 and 0.98% at March 31, 2012. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as that is not a business we have actively pursued.

We obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs amounted to $27.4 million for the first quarter of 2013 as compared to $19.6 million for the fourth quarter of 2012 and $23.5 million for the first quarter of 2012. Recoveries of amounts previously charged-off amounted to $6.1 million for the first quarter of 2013 as compared to $5.3 million for the fourth quarter of 2012 and $5.4 million for the first quarter of 2012. Write-downs and net losses on the sale of foreclosed real estate amounted to $396,000 for the first three months of 2013 as compared to $565,000 for the fourth quarter of 2012 and $1.1 million for the first quarter of 2012. The results of our reappraisal process and our recent charge-off history are considered in the determination of the ALL.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at March 31, 2013, 83% of our loan portfolio and 76% of our non-performing loans are located in the New York metropolitan area. We obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs)

over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 14.2% at March 31, 2013 compared to 14.3% at December 31, 2012.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during the first three months of 2013. The recent adjustment to our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at March 31, 2013 was approximately 59%, using appraised values at the time of origination. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 76% of our non-performing loans were located at March 31, 2013, by approximately 25% from the peak of the market in 2006 through January 2013 and by 28% nationwide during that period. The average LTV ratio of our non-performing loans was approximately 75% at March 31, 2013. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $21.3 million for the first quarter of 2013 as compared to net charge-offs of $18.1 million for the corresponding period in 2012. Net charge-offs as a percentage of average loans was 0.32% for the quarter ended March 31, 2013 as compared to 0.25% for the quarter ended March 31, 2012. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. Due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, our foreclosure process and the time to complete a foreclosure continue to be prolonged, especially in New York and New Jersey where

76% of our non-performing loans are located. If real estate prices do not improve or decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

At March 31, 2013 and December 31, 2012, commercial and construction loans evaluated for impairment amounted to $11.0 million and $13.4 million, respectively. Based on this evaluation, we established an ALL of $850,000 for these loans classified as impaired at March 31, 2013 compared to $1.6 million at December 31, 2012.

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

Non-Interest Income. Total non-interest income was $2.5 million for the first quarter of 2013 as compared to $2.8 million for the same quarter in 2012. Non-interest income is primarily made up of service fees and charges on deposit and loan accounts.

Non-Interest Expense. Total non-interest expense amounted to $81.3 million for the first quarter of 2013 as compared to $91.6 million for the same period in 2012.

Compensation and employee benefit costs decreased $541,000, or 1.7%, to $31.6 million for the first quarter of 2013 as compared to $32.1 million for the same period in 2012. The decrease in compensation and employee benefit costs is primarily due to decreases of $737,000 in compensation costs and $374,000 in stock benefit plan expense. These decreases were partially offset by a $346,000 increase in health plan expense. At March 31, 2013, we had 1,580 full-time equivalent employees as compared to 1,604 at March 31, 2012.

For the quarter ended March 31, 2013, Federal deposit insurance expense decreased $11.9 million, or 33.1%, to $24.1 million from $36.0 million for the quarter ended March 31, 2012. The decrease in Federal deposit insurance expense for the quarter ended March 31, 2013 is primarily due to the reduction in the size of our balance sheet.

Other expenses increased $2.0 million for the quarter ended March 31, 2013 to $16.8 million as compared to $14.8 for the first quarter of 2012 due primarily to an increase in foreclosed real estate expenses of $2.1 million. Also included in other expense for the quarter ended March 31, 2013 were write-downs on foreclosed real estate and net losses on the sale of foreclosed real estate of $396,000 as compared to $1.1 million for the first quarter of 2012. We sold 33 properties during the first quarter of 2013 and as of March 31, 2013 had 168 properties in foreclosed real estate with a carrying value of $63.7 million, 55 of which were under contract to sell. For the first quarter of 2012, we sold 66 properties and as of March 31, 2012 had 110 properties in foreclosed real estate, of which 53 were under contract to sell.

Income Taxes. Income tax expense amounted to $30.7 million for the first quarter of 2013 compared with an income tax expense of $47.3 million for the same quarter in 2012. Our effective tax rate for the first quarter of 2013 was 39.07% compared with 39.33% for the first quarter of 2012.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

First mortgage loans:
One- to four-family:
Amortizing	$20,849,817	79.81%	$21,633,889	79.85%
Interest-only	4,344,857	16.63	4,485,875	16.56
FHA/VA	663,461	2.54	687,172	2.54
Multi-family and commercial	29,145	0.11	32,259	0.12
Construction	2,723	0.01	4,669	0.02

Total first mortgage loans	25,890,003	99.10	26,843,864	99.09

Consumer and other loans
Fixed-rate second mortgages	100,296	0.38	106,239	0.39
Home equity credit lines	114,713	0.44	119,872	0.44
Other	19,820	0.08	20,904	0.08

Total consumer and other loans	234,829	0.90	247,015	0.91

Total loans	26,124,832	100.00%	27,090,879	100.00%

Deferred loan costs	99,471		97,534
Allowance for loan losses	(301,093)		(302,348)

Net loans	$25,923,210		$26,886,065

At March 31, 2013, first mortgage loans secured by one-to four-family properties accounted for 99.0% of total loans. Fixed-rate mortgage loans represent 59.3% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.

Included in our loan portfolio at March 31, 2013 are interest-only loans of approximately $4.34 billion, or 16.6%, of total loans as compared to $4.49 billion, or 16.6%, of total loans at December 31, 2012. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $167.9 million, or 14.8%, of non-performing loans at March 31, 2013 as compared to non-performing interest-only loans of $182.2 million, or 15.7%, of non-performing loans at December 31, 2012.

In addition to our full documentation loan program, we originate and purchase loans to certain eligible borrowers as reduced documentation loans. Generally the maximum loan amount for reduced documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for reduced documentation loans to complete a Freddie Mac/Fannie Mae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the reduced documentation processing, although delinquencies that are adequately explained will not prohibit processing as a reduced documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We collect and analyze data relating to reduced documentation loans that we originate. As part of our wholesale loan program, we allowed sellers to include reduced documentation loans in each pool of purchased mortgage loans but generally limited the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have had a maximum LTV ratio of 70% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale reduced documentation loans on our mortgage loan system. We have not purchased any loans of this nature since 2010 when the program was eliminated. Included in our loan portfolio at March 31, 2013 are $4.05 billion of originated amortizing reduced documentation loans and $885.1 million of originated reduced documentation interest-only loans. Non-performing loans at March 31, 2013 include $158.7 million of originated amortizing reduced documentation loans and $58.6 million of originated interest-only reduced documentation loans. Included in our loan portfolio at December 31, 2012 were $3.98 billion of originated amortizing reduced documentation loans and $901.0 million of originated reduced documentation interest-only loans. Non-performing loans at December 31, 2012 included $153.5 million of originated amortizing reduced documentation loans and $63.8 million of originated interest-only reduced documentation loans.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At March 31, 2013		At December 31, 2012
	Total loans	Non-performing Loans	Total loans	Non-performing Loans

New Jersey	42.7%	46.7%	43.0%	47.9%
New York	25.5	22.7	24.7	22.0
Connecticut	14.7	6.8	14.7	7.1

Total New York metropolitan area	82.9	76.2	82.4	77.0

Pennsylvania	4.8	2.1	4.8	1.9
Virginia	2.2	2.6	2.4	2.6
Illinois	1.9	4.8	2.0	4.6
Maryland	1.9	4.6	2.0	4.2
All others	6.3	9.7	6.4	9.7

Total Outside New York metropolitan area	17.1	23.8	17.6	23.0

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets as of the dates indicated.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)

Non-accrual loans:
One-to four-family amortizing loans	$822,181	$836,403
One-to four-family interest-only loans	167,874	182,239
Multi-family and commercial mortgages	3,008	1,688
Construction loans	2,723	4,669
Consumer and other loans	6,088	7,975

Total non-accrual loans	1,001,874	1,032,974
Accruing loans delinquent 90 days or more (1)	134,406	129,553

Total non-performing loans	1,136,280	1,162,527
Foreclosed real estate, net	63,679	47,322

Total non-performing assets	$1,199,959	$1,209,849

Non-performing loans to total loans	4.35%	3.48%
Non-performing assets to total assets	2.98	2.34

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement. Restructured accruing loans totaled $116.4 million at March 31, 2013 and $107.8 million at December 31, 2012. Restructured loans included in non-performing loans totaled $114.3 million at March 31, 2013 and $107.3 million at December 31, 2012.

The following table is a comparison of our delinquent loans at March 31, 2013 and December 31, 2012:

	30-59 Days		60-89 Days		90 Days or More
At March 31, 2013	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four- family first mortgages:
Amortizing	766	$286,071	426	$157,195	2,485	$822,181
Interest-only	82	58,190	34	21,672	300	167,874
FHA/VA first mortgages	110	20,447	38	8,087	553	134,406
Multi-family and commercial mortgages	1	5,983	1	739	5	3,008
Construction loans	—	—	—	—	2	2,723
Consumer and other loans	27	1,303	10	1,132	62	6,088

Total	986	$371,994	509	$188,825	3,407	$1,136,280

Delinquent loans to total loans		1.42%		0.72%		4.35%

At December 31, 2012
One- to four- family first mortgages:
Amortizing	805	$299,454	494	$189,205	2,521	$836,403
Interest-only	83	58,004	43	29,609	307	182,239
FHA/VA first mortgages	154	27,668	74	16,828	525	129,553
Multi-family and commercial mortgages	5	6,474	3	3,190	5	1,688
Construction loans	—	—	—	—	3	4,669
Consumer and other loans	35	2,241	9	447	71	7,975

Total	1,082	$393,841	623	$239,279	3,432	$1,162,527

Delinquent loans to total loans		1.45%		0.88%		4.29%

Potential problem loans consist of early-stage delinquencies and troubled debt restructurings that are not included in non-accrual loans. Loans modified in a troubled debt restructuring totaled $230.7 million at March 31, 2013 of which $22.4 million were 30 to 59 days past due, $11.9 million were 60 to 89 days past due and $114.3 million were 90 days or more past due and were included in non-accrual loans. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $8.8 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first three months of 2013 for which we ceased accruing interest. At December 31, 2012, loans modified in a troubled debt restructuring totaled $215.1 million of which $29.0 million were 30 to 59 days past due, $14.3 million were 60 to 89 days past due and $107.3 million were 90 days or more past due and are included in non-accrual loans.

Loans that were modified in a troubled debt restructuring primarily represent loans that have been in a deferred principal payment plan for an extended period of time, generally in excess of six months, loans that have had past due amounts capitalized as part of the loan balance, loans that have a confirmed Chapter 13 bankruptcy status and other repayment plans. In addition, based on recent regulatory guidance, as of March 31, 2013 we classified $124.4 million of loans that have completed Chapter 7 bankruptcy as troubled debt restructurings as compared to $115.4 million at December 31, 2012. These loans are individually evaluated for impairment to determine if the carrying value of the loan is in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows.

Troubled debt restructurings are summarized as follows:

	March 31, 2013			December 31, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(In thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	670	$230,610	$202,192	633	$224,798	$197,392
Interest-only	42	22,581	19,368	15	8,593	8,652
Multi-family and commercial mortgages	2	7,029	7,029	2	7,038	7,038
Consumer and other loans	17	2,125	2,123	16	2,011	2,009

Total	731	$262,345	$230,712	666	$242,440	$215,091

Foreclosed real estate amounted to $63.7 million and $47.3 million at March 31, 2013 and December 31, 2012, respectively. During the first quarter of 2013, we sold 33 properties as compared to 66 properties during the first three months of 2012. Write-downs and net losses on the sale of foreclosed real estate amounted to $396,000 in the first quarter of 2013 as compared to $1.1 million for the same period in 2012.

Allowance for Loan Losses

The following table presents the activity in our allowance for loan losses at or for the dates indicated.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)

Balance at beginning of period	$302,348	$273,791

Provision for loan losses	20,000	25,000
Charge-offs:
First mortgage loans	(27,139)	(23,470)
Consumer and other loans	(248)	(20)

Total charge-offs	(27,387)	(23,490)
Recoveries	6,132	5,412

Net charge-offs	(21,255)	(18,078)

Balance at end of period	$301,093	$280,713

Allowance for loan losses to total loans	1.15%	0.98%
Allowance for loan losses to non-performing loans	26.50	26.37
Net charge-offs as a percentage of average loans	0.32	0.25

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At March 31, 2013		At December 31, 2012
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$295,790	98.98%	$295,096	98.95%
Other first mortgages	1,362	0.12	3,053	0.14

Total first mortgage loans	297,152	99.10	298,149	99.09

Consumer and other loans	3,941	0.90	4,199	0.91

Total allowance for loan losses	$301,093	100.00%	$302,348	100.00%

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

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. We originated $824.8 million of loans during the first quarter of 2013 as compared to $1.08 billion during the first quarter of 2012. Principal repayments on loans amounted to $1.73 billion for the first quarter of 2013 as compared to $1.64 billion for the first quarter 2012. Refinancing activity caused by low market interest rates have caused repayments to remain elevated during the first quarter of 2013. At March 31, 2013, commitments to originate and purchase mortgage loans amounted to $365.0 million and $140,000 respectively, as compared to $543.9 million and $140,000 respectively, at March 31, 2012.

There were no purchases of mortgage-backed securities during the first quarter of 2013 as compared to $444.6 million during the first quarter of 2012. Principal repayments on mortgage-backed securities amounted to $880.4 million for the first quarter of 2013 as compared to $837.4 million for the first quarter of 2012.

We did not purchase any investment securities during the first quarter of 2013 but did reinvest $44,000 of dividends received related to an equity investment in a mutual fund. Purchases of investment securities during the first quarter of 2012 consisted of the purchase of a corporate bond in the amount of $307.9 million. There were no calls of investment securities during the first quarter of 2013 as compared to $500.0 million of calls of investment securities during the first quarter of 2012.

At March 31, 2013, mortgage-backed securities and investment securities with an amortized cost of $8.45 billion were used as collateral for securities sold under agreements to repurchase and at that date we had $1.92 billion of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first quarter of 2013, we had no purchases or redemptions of FHLB common stock. During the first quarter of 2012, we had net redemptions of $40.5 million of FHLB common stock.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $320.8 million during the first quarter of 2013 as compared to a decrease of $386.2 million for the first quarter of 2012. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Our deposit rates remained at low levels during the first quarter of 2013 to continue our balance sheet reduction while profitable investment opportunities remain scarce in the current environment since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve. At March 31, 2013, time deposits scheduled to mature within one year totaled $7.65 billion with an average cost of 0.86%. These time deposits are scheduled to mature as follows: $2.74 billion with an average cost of 0.74% in the second quarter of 2013, $1.93 billion with an average cost of 0.73% in the third quarter of 2013, $1.47 billion with an average cost of 1.03% in the fourth quarter of 2013 and $1.51 billion with an average cost of 1.07% in the first quarter of 2014. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. At March 31, 2013 we had $7.93 billion of structured putable borrowings with a weighted-average rate of 4.47%. Structured putable borrowings with put dates within one year amounted to $4.0 billion at March 31, 2013. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 300 basis points. At March 31, 2013 we had a concentration of borrowings with a single counterparty with $6.03 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

Our remaining borrowings are fixed-rate, fixed maturity borrowings of $4.25 billion with a weighted-average rate of 4.81% at March 31, 2013. There are no borrowings with scheduled maturities within the next twelve months.

Our liquidity management process is structured to meet our daily funding needs and cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.

Cash dividends paid during the first quarter of 2013 were $39.8 million. We did not purchase any of our common shares during the quarter ended March 31, 2013 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. Pursuant to the Merger Agreement, we may not repurchase any shares without the consent of M&T. At March 31, 2013, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. At March 31, 2013, Hudson City Bancorp had total cash and due from banks of $138.4 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that will enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. Prior to the execution of Amendment No. 1, the implementation of the strategic plan had been suspended pending the completion of the Merger. However, based on the extended time to complete the Merger, the Company intends to proceed with implementation of certain parts of the strategic plan.

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

At March 31, 2013, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 10.20%, 10.20% and 22.77%, respectively. We have agreed in the Bank MOU not to materially deviate from our capital plan without regulatory approval.

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

The following table reports the amounts of our contractual obligations as of March 31, 2013.

	Payments Due By Period
Contractual Obligation	Total	Less Than One Year	One Year to Three Years	Three Years to Five Years	More Than Five Years
	(In thousands)
Mortgage loan originations	$365,015	$365,015	$—	$—	$—
Mortgage loan purchases	140	140	—	—	—
Repayment of borrowed funds	12,175,000	—	75,000	6,400,000	5,700,000
Operating leases	147,699	10,564	20,914	19,927	96,294

Total	$12,687,854	$375,719	$95,914	$6,419,927	$5,796,294

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial/construction lines of credit and overdraft lines of credit, which do not have fixed expiration dates, of approximately $159.3 million, $2.8 million, and $2.4 million, respectively. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.

Critical Accounting Policies

Note 2 to our Audited Consolidated Financial Statements, included in our 2012 Annual Report to Shareholders and incorporated by reference into our 2012 Annual Report on Form 10-K, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the ALL, the measurement of stock-based compensation expense, the impairment of securities, the impairment of goodwill and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at March 31, 2013. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at September 30, 2012. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At March 31, 2013, approximately 83% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Virginia, Illinois and Maryland, accounted for 5%, 2%, 2%, and 2%, respectively of total loans. The remaining 6% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during the first quarter of 2013. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

We provide our actuary with certain rate assumptions used in measuring our benefit obligation. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow/yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s bond indices, for reasonableness. For our pension plan, a discount rate of 4.63% was selected for the December 31, 2012 measurement date and the 2012 expense calculation.

For our pension plan, we also assumed an annual rate of salary increase of 3.50% for future periods. This rate is corresponding to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.25% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was 11.4% for 2012 and 0.21% for 2011. There can be no assurances with respect to actual return on plan assets in the future. We periodically review and evaluate all actuarial assumptions affecting the pension plan, including assumed return on assets.

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

Accounting guidance requires that an entity assess whether an impairment of a debt security is other-than-temporary and, as part of that assessment, determine its intent and ability to hold the security. If the entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. In addition, an other-than-temporary impairment shall be considered to have occurred if it is more likely than not that it will be required to sell the security before recovery of its amortized cost.

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first three months of 2013.

Impairment of Goodwill

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually using a fair-value based two-step approach. Goodwill and other intangible assets amounted to $154.0 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2012 with the assistance of an independent third-party valuation firm. We also perform interim impairment reviews if an event or circumstances occur which may indicate that the fair value of the Company is less than the Company’s book value.

Based on the results of the goodwill impairment analyses we completed in 2012, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2012.

We do not believe that any events, circumstances or triggering events occurred during the first quarter of 2013 which indicated goodwill and other intangible assets required reassessment. Accordingly, we did not perform an interim impairment review and did not recognize any impairment of goodwill or other intangible assets during the quarter ended March 31, 2013.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2012 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein.

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets and interest-bearing liabilities other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2013 and did not have any such hedging transactions in place at March 31, 2013. Our mortgage loan and mortgage-backed security portfolios, which comprise approximately 89% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the recent pressure on housing prices. Our mortgage-related assets are also subject to pre-payment risk due to mortgage refinancing and/or housing turnover. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known and potential losses.

Historically, our lending activities have emphasized one- to four-family fixed-rate first mortgage loans, while purchasing variable-rate or hybrid mortgage-backed securities to diversify our predominantly fixed-rate loan portfolio. The current prevailing interest rate environment and the desires of our customers have resulted in a demand for longer-term hybrid and fixed-rate mortgage loans. These interest earning assets may have an adverse impact on our earnings in a rising rate environment as the interest rate on these assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits and our putable borrowed funds. In the past several years, we have attempted to originate and purchase a larger percentage of variable-rate mortgage-related assets in order to better manage our interest rate risk. Variable-rate mortgage-related assets include those loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. These variable-rate instruments are more rate-sensitive, given the potential interest rate adjustment, than the long-term fixed-rate loans that we have traditionally held in our portfolio. Growth in variable-rate mortgage-related assets would help reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability as the rate earned on the mortgage loan will increase, albeit by less than market, as prevailing interest rates increase. However, this strategy to originate a higher percentage of variable-rate instruments may have an initial adverse impact on our net interest income and net interest margin in the short-term, as variable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments.

Variable-rate/hybrid products constituted 41% of originated- and purchased- loans and 86% of mortgage-backed securities at March 31, 2013. In the aggregate, 54% of our mortgage-related assets were variable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 46% as of March 31, 2013 compared with 47% as of December 31, 2012. The decrease in this ratio was primarily due to increased variable-rate loan origination and principal pay-down on purchased and originated fixed rate loans. However, included in the variable-rate/hybrid total are mortgage-related assets whose contractual next rate change date is over five years. If these instruments were classified as fixed-rate, the percentage of fixed-rate mortgage-related assets to total mortgage-related assets would be 60% as of March 31, 2013. Overall, our percentage of fixed-rate interest-earning assets to total interest-earning assets was 43% at March 31, 2013 compared with 44% as of December 31, 2012.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $7.65 billion of time deposits scheduled to mature within the next 12 months and $9.54 billion in non-maturity deposits, including $6.30 billion in money market demand accounts and $2.26 billion in interest-bearing demand accounts. Our borrowings have generally had longer-terms to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk.

Additional sources of funding for the Bank are borrowings, advances from the FHLB and term repurchase agreements with major financial institutions. At March 31, 2013 borrowings amounted to $12.18 billion of which $7.93 billion were putable. Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. As a result, many of our quarterly putable borrowings have become putable within three months. Of the $7.93 billion of putable borrowings, $2.68 billion, with a weighted average rate of 4.40%, could be put back to the Company during any three-month period. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 300 basis points.

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

The difference between rates among different tenors, i.e. the shape of the yield curve, impacts our net interest income. As a result of our investment and financing decisions, the steeper the slope of the yield curve, the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than five years, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. During 2012 and the first three months of 2013, a more stable short-term rate environment as compared to a declining long-term rate environment, resulted in a flatter market yield curve.

With regard to the conduct of monetary policy, the Federal Reserve’s Open Market Committee (FOMC) has noted a return to moderate economic growth following a pause late last year. The FOMC also noted that the housing sector has strengthened and growth in business fixed investment has advanced. Labor market conditions have continued to show signs of improvement, but the unemployment rate remains at elevated levels. The national unemployment rate decreased to 7.6% in March 2013 from 7.8% in December 2012 and 8.2% in March 2012. The FOMC decided to maintain the overnight lending rate at zero to 0.25% during the first quarter of 2013 and stated that exceptionally low levels for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%. Previously, the FOMC stated that these levels for the federal funds rate are likely to be warranted at least through mid-2015. As a result, market interest rates have remained at low levels and, consequently, the yields on our mortgage-related assets have continued to decrease during the first quarter of 2013.

The FOMC also decided to continue its accommodative monetary policy by purchasing an additional $40.0 billion of agency mortgage-backed securities per month and longer-term Treasury securities initially at a pace of $45.0 billion per month to ensure that inflation is at the rate most consistent with its dual mandate regarding both inflation and unemployment. These programs will continue to downward pressure on longer-term interest rates.

As a result, both short-term and long-term market interest rates remained at low levels and short term rates decreased still further during the first three months of 2013 while long-term rates held steady. This notwithstanding, the market yield curve remains quite flat. The current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of funds, and has also allowed us to price longer-term time deposits (2-5 year maturities) at lower rates and maintain the weighted-average remaining maturity on this portfolio. However, the overall lower longer-term market interest rates resulted in lower rates on our primary investments of mortgage loans and mortgage-backed securities. In addition, the low market interest rates have maintained the elevated prepayment speeds on these assets as customers sought to refinance their current loans to the lower market rates.

Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors, and demographic variables. However, the principal factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities, and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have remained at elevated levels during the first three months of 2013. Accordingly, we have used relatively high levels of prepayment activity in our interest rate risk modeling presented below. While the rate of prepayment has generally remained elevated, mortgage-related assets have diminished as re-investment opportunities during 2012 and into 2013 have been limited.

With respect to liabilities, our borrowings have traditionally consisted of structured putable borrowings with ten year final maturities and initial non-put periods of one to five years. The likelihood of a borrowing being put back is directly related to the current market interest rates, meaning the higher interest rates move, the more likely the borrowing would be put back. The level of put activity generally affects the cost of our borrowed funds, as the put of a borrowing would generally necessitate the re-borrowing of the funds or deposit growth at the higher current market interest rates. During the first three months of 2013 we experienced no put activity on our borrowed funds due to the continued low levels of market interest rates. We do not believe a significant amount of these borrowings will be put back to us unless rates increase in excess of 300 basis points.

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

Interest Rate Risk Modeling

Simulation Model. We use our internal simulation models as our primary means to calculate and monitor the interest rate risk inherent in our portfolio. These models report changes to net interest income and the economic value of equity in different interest rate environments, assuming either an incremental or instantaneous and permanent parallel interest rate shock, as applicable, to all interest rate-sensitive assets and liabilities. We assume maturing or called instruments are reinvested into the same type of product with the rate earned or paid reset to our currently offered rate for loans and deposits or the current market rate for securities and borrowed funds. We have not reported the minus 200 or minus 300 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historically low interest rate levels, the resulting information would not be meaningful.

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months ending March, 2014 assuming both incremental and instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur ratably over a 12 month period.

Change in Interest Rates	Percent Change in Net Interest Income
	Incremental Change	Instantaneous Change
(Basis points)
300	3.02%	(3.50)%
200	2.21	(0.53)
100	1.13	0.92
50	0.57	0.78
(50)	(1.39)	(0.85)
(100)	(2.45)	(4.48)

Of note in the positive shock scenarios:

•

For instantaneous rate changes, net interest income improves for a modest increase in interest rates, less than 100 basis points, as the interest expense of deposits lags market rates. Net interest income deteriorates in larger market moves, i.e. greater than 100 basis points, as interest earning assets re-pricing is more than offset by increased deposit expense.

•

For incrementally rising interest rates, net interest income improves as interest income increases outstrip the increasing interest expense of deposit re-pricing. The increase in net interest income is a result of an increase in federal funds and overnight deposits. Interest expense of deposits lags market rates in both timing and sensitivity as deposit re-pricing adjusts at a slower rate than federal funds and overnight deposits in an incremental rising rate environment.

Of note in the negative shock scenarios:

•

In declining interest rate environments, net interest income suffers in both the incremental and instantaneous scenarios. This results from both an acceleration of prepayments on the mortgage-related assets and the observation that deposit re-pricing lags market rates.

Net Present Value of Equity. We also monitor our interest rate risk by monitoring changes in the net present value of equity in the different rate environments. The net present value of equity is the difference between the estimated fair value of assets and liabilities. The changes in the market value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. Their values are derived from the characteristics of the asset or liability (i.e., fixed-rate, adjustable-rate, caps, and floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed-rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its re-pricing characteristics, will likely decline by less. Increases in the market value of assets will increase the present value of equity whereas decreases in the market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at March 31, 2013. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.0% and a minimum present value ratio of 5.50% in the plus 200 basis point interest rate shock scenario.

Change in Interest Rates	Present Value Ratio	Basis Point Change
(Basis points)
300	6.44%	(288)
200	8.24	(108)
100	9.20	(12)
50	9.36	4
0	9.32	—
(50)	9.02	(30)
(100)	8.53	(79)

Of note in the positive shock scenarios:

•

the improvement in our net present value ratios up to the +50 basis point change reflects the observation that the duration of assets is less than the duration of liabilities, i.e. the value of liabilities declines greater than assets; beyond +50 basis points, as rates rise the duration of assets extends to exceed that of liabilities.

Of note in the negative shock scenarios:

•	the decrease in the present value ratio in the negative basis point changes was primarily due to higher valuations of our putable borrowed funds as the structures have longer durations, and

•	the value of our mortgage-related assets improve only marginally as they are priced at a steep premium and further valuation improvement is limited by prepayment expectations.

The methods we use in simulation modeling are inherently imprecise. This type of modeling requires that we make assumptions that may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we assume the composition of the interest rate-sensitive assets and liabilities will remain constant over the period being measured and that all interest rate shocks will be uniformly reflected across the yield curve, regardless of the duration to maturity or re-pricing. The analyses assume that we will take no action in response to the changes in interest rates. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and, therefore, cannot be determined with precision. Accordingly, although the previous two tables may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our net interest income or present value of equity.

Gap Analysis. The matching of the re-pricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate-sensitive” and by monitoring a financial institution’s interest rate sensitivity “gap.” An asset or liability is said to be “interest rate-sensitive” within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that same time period.

A gap is considered negative when the amount of interest-bearing liabilities maturing or re-pricing within a specific time period exceeds the amount of interest-earning assets maturing or re-pricing within that same period. A gap is considered positive when the amount of interest-earning assets maturing or re-pricing within a specific time period exceeds the amount of interest-bearing liabilities maturing or re-pricing within that same time period. During a period of rising interest rates, a financial institution with a negative gap position would be expected, absent the effects of other factors, to experience a greater increase in the costs of its interest-bearing liabilities relative to the yields of its interest-earning assets and thus a decrease in the institution’s net interest income. An institution with a positive gap position would be expected, absent the effect of other factors, to experience the opposite result. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to reduce net interest income.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2013, which we anticipate to re-price or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that re-price or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and putable borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year and which we believe the instrument will be called or put based on the current interest rate environment, or at their contractual maturity date or next interest rate step-up date, as applicable. For this analysis, we did not report any investment securities or borrowed funds at their call or put date. We have excluded non-accrual mortgage loans of $995.8 million and non-accrual other loans of $6.1 million from the table.

	At March 31, 2013
	Six months or less	More than six months to one year	More than one year to two years	More than two years to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$3,489,745	$3,121,454	$4,476,533	$3,546,443	$4,345,303	$5,914,739	$24,894,217
Consumer and other loans	99,928	1,851	10,767	20,396	7,394	88,405	228,741
Federal funds sold	2,680,562	—	—	—	—	—	2,680,562
Mortgage-backed securities	3,401,893	1,055,534	1,499,289	2,667,641	1,037,637	450,104	10,112,098
FHLB stock	356,467	—	—	—	—	—	356,467
Investment securities	7,457	—	—	—	458,753	—	466,210

Total interest-earning assets	10,036,052	4,178,839	5,986,589	6,234,480	5,849,087	6,453,248	38,738,295

Interest-bearing liabilities:
Savings accounts	58,585	58,585	103,499	90,806	150,367	514,567	976,409
Interest-bearing demand accounts	216,532	216,532	316,408	260,720	392,461	856,585	2,259,238
Money market accounts	852,669	852,670	1,230,890	891,344	1,119,859	1,356,231	6,303,663
Time deposits	4,668,133	2,981,107	2,886,096	1,371,090	1,071,330	—	12,977,756
Borrowed funds	—	—	—	475,000	6,000,000	5,700,000	12,175,000

Total interest-bearing liabilities	5,795,919	4,108,894	4,536,893	3,088,960	8,734,017	8,427,383	34,692,066

Interest rate sensitivity gap	$4,240,133	$69,945	$1,449,696	$3,145,520	$(2,884,930)	$(1,974,135)	$4,046,229

Cumulative interest rate sensitivity gap	$4,240,133	$4,310,078	$5,759,774	$8,905,294	$6,020,364	$4,046,229

Cumulative interest rate sensitivity gap as a percent of total assets	10.52%	10.70%	14.30%	22.10%	14.94%	10.04%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	173.16%	143.51%	139.88%	150.80%	122.92%	111.66%

Of note regarding the GAP analysis:

•	we have no borrowings maturing within the next 24 months and have assumed that no borrowings will be called during that time; and

•	we have experienced elevated levels of prepayment activity on our mortgage-related assets as interest rates have continued at low levels.

Of note in comparison to December 31, 2012:

•

the cumulative one-year gap as a percent of total assets was positive 10.70% at March 31, 2013 vs. 6.69% at December 31, 2012, primarily due to an increase in federal funds sold of $2.02 billion to $2.68 billion at March 31, 2013;

•	deposits declined $320.8 million during the first three months of 2013.

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

Item 4. - Controls and Procedures

Ronald E. Hermance, Jr., our Chairman and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Eighteen putative class action complaints have been filed in the Court of Chancery, Delaware against Hudson City Bancorp, its directors, and M&T challenging the Merger. On November 20, 2012, the Delaware Court of Chancery (the “Court”) ordered that all eighteen pending actions be consolidated for all purposes (the “Delaware Consolidated Actions”) under the caption “In re Hudson City Bancorp Shareholder Litigation,” designated Case No. 7850 as the operative docket number, and designated the corrected amended verified class action complaint in that case as the operative complaint (the “Delaware Operative Complaint”). The Court also designated the pending motion to expedite discovery in that action as operative, deemed any pending discovery requests in Case No. 7832 as operative, and deemed a Subpoena to Evercore Group, L.L.C. in Case No. 7823 as operative. Evercore Group, L.L.C. acted as an advisor to M&T in the Merger.

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

On April 12, 2013, Hudson City Bancorp and M&T entered into a memorandum of understanding (the “MOU”) with the plaintiffs regarding the settlement of the Delaware Consolidated Actions and the New Jersey Consolidated Actions (collectively, the “Actions”).

Under the terms of the MOU, Hudson City Bancorp, M&T, the other named defendants, and all the plaintiffs have reached an agreement in principle to settle the Actions and release the defendants from all claims relating to the Merger, subject to approval of the New Jersey Court. Pursuant to the MOU, Hudson City Bancorp and M&T agreed to make available additional information to Hudson City Bancorp stockholders. The additional information was contained in a Supplement to the Joint Proxy Statement filed with the SEC as an exhibit to a Current Report on Form 8-K dated April 12, 2013. In addition, under the terms of the MOU, plaintiffs’ counsel also has reserved the right to seek an award of attorneys’ fees and expenses. If the New Jersey Court approves the settlement contemplated by the MOU, the Actions will be dismissed with prejudice. The settlement will not affect the Merger consideration to be paid to Hudson City Bancorp’s stockholders in connection with the proposed Merger. Hudson City Bancorp will be responsible for the payment of any award of attorneys’ fees and expenses granted by the New Jersey Court, regardless of whether and when the Merger is completed.

Hudson City Bancorp, M&T, and the other defendants deny all of the allegations in the Actions and believe the disclosures in the Joint Proxy Statement are adequate under the law. Nevertheless, Hudson City Bancorp, M&T, and the other defendants have agreed to settle the Actions in order to avoid the costs, disruption, and distraction of further litigation.

Item 1A. – Risk Factors

For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2012 Annual Report on Form 10-K. There has been no material change in risk factors since December 31, 2012, except as noted below.

The completion of the Merger has been delayed which subjects Hudson City to business uncertainties and the continuation of contractual restrictions while the Merger is pending.

On April 12, 2013, M&T and Hudson City Bancorp announced that additional time will be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On April 13, 2013, M&T and Hudson City Bancorp entered into Amendment No 1 to the Merger Agreement. Amendment No. 1, among other things, extends the date after which either party may elect to terminate the Merger Agreement if the Merger has not yet been completed from August 27, 2013 to January 31, 2014. Although the shareholders of both companies have approved the Merger, the completion of the Merger may be subject to further delays due to the regulatory process. If the Merger is not completed by January 31, 2014, either party may terminate the Merger Agreement. If M&T and Hudson City Bancorp agree to any further extensions or amendments of the Merger Agreement, further shareholder approval may be required.

During the pendency of the Merger, we remain subject to the MOUs and we now intend to implement certain parts of the Strategic Plan submitted to the OCC prior to entering into the Merger Agreement, which had been suspended with the execution of the Merger Agreement. The delay in implementing the Strategic Plan may result in increased operating expenses going forward as we add functionality for our proposed new business lines at a time during which we may experience further declines in net interest income, placing further pressure on net income going forward.

Uncertainty about the timing and certainty for the completion of the Merger may have an adverse effect on Hudson City and consequently on M&T. These uncertainties may impair Hudson City’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with Hudson City to seek to change existing business relationships. In planning for the completion of the Merger, M&T had previously advised certain employees of significant changes in their future roles with the combined entity, resulting in the loss of some employees and the likelihood that other employees may have begun the process of seeking employment elsewhere. The extension of the Merger Agreement and the expected time that Hudson City will operate as a standalone entity has caused Hudson City to take certain steps to retain its key employees, as permitted by Amendment No. 1. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Hudson City or the combined business, Hudson City’s business could be negatively impacted. In addition, the Merger Agreement restricts Hudson City from making certain acquisitions and taking other specified actions without the consent of M&T while the Merger Agreement is in effect and completion of the Merger is pending. These restrictions may prevent Hudson City from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the first quarter of 2013 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-January 31, 2013	—	$—	—	50,123,550

February 1-February 28, 2013	—	—	—	50,123,550

March 1-March 31, 2013	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of

Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012 and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (vi) Notes to the Unaudited Consolidated Financial Statements (detail tagged).

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date:	May 9, 2013	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2013	By:	/s/ Anthony J. Fabiano
Anthony J. Fabiano
Executive Vice President
(Principal Accounting Officer)