Form 10-K/A
period 2012-12-31
HUDSON CITY BANCORP INC
filed 2013-05-23
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2 to Form 10-K

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 20, 2013, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 528,419,170 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was $3,099,211,308. This figure was based on the closing price by the NASDAQ Global Market for a share of the registrant’s common stock, which was $6.37 as reported by the NASDAQ Global Market on June 30, 2012.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 2 to the annual report of Hudson City Bancorp, Inc. (“Hudson City Bancorp” or the “Company”) on Form 10-K/A (“Form 10-K/A”) amends our annual report on Form 10-K for the year ended December 31, 2012, which was filed on February 28, 2013 (“Original Form 10-K”), and amended by Amendment No. 1 to Form 10-K, which was filed on April 30, 2013 (“Amendment No. 1 to Form 10-K”). This Form 10-K/A is being filed for the sole purpose of correcting an error discovered in the table of beneficial ownership of directors and executive officers in Item 12 of Part III of Form 10-K, as it appears in Amendment No. 1 to Form 10-K. The amounts of shares beneficially owned by each director and by all directors and executive officers as a group were incorrect.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way disclosures made in the Original Form 10-K, or the Original Form 10-K as amended by Amendment No. 1 to Form 10-K, and does not reflect events occurring after the filing of the Original Form 10-K.

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

Name	Position with the Company	Amount and Nature of Beneficial Ownership (1)(2)(3)(4)		Percent of Common Stock Outstanding (5)
Ronald E. Hermance, Jr.	Director, Chairman and Chief Executive Officer	9,765,191	(6)	1.8%
Denis J. Salamone	Director, President and Chief Operating Officer	4,803,527	(7)	*
Michael W. Azzara	Director	442,666		*
William G. Bardel	Director	581,847	(8)	*
Scott A. Belair	Director	590,293		*
Victoria H. Bruni	Director	580,651	(9)	*
Cornelius E. Golding	Director	117,629		*
Donald O. Quest, M.D.	Director	567,269		*
Joseph G. Sponholz	Director	509,089	(10)	*
James C. Kranz	Executive Vice President and Chief Financial Officer	1,246,970	(11)	*
Thomas E. Laird	Executive Vice President and Chief Lending Officer	1,583,726	(12)	*
Tracey A. Dedrick	Executive Vice President and Chief Risk Officer	4,440	(13)	*
Anthony J. Fabiano	Executive Vice President	241,837	(14)	*
All directors and executive officers as a group (25 persons)		71,396,186	(15)	13.06%

*	Less than one percent
(1)	The figures shown include the following shares that have been allocated as of December 31, 2012 to individual accounts of participants in the Hudson City Bancorp, Inc. Employee Stock Ownership Plan (referred to as the ESOP): Mr. Hermance, 87,807 shares; Mr. Salamone, 62,913 shares; Mr. Kranz, 87,807 shares; Mr. Laird, 84,862 shares; Ms. Dedrick, 3,061 shares; Mr. Fabiano, 28,247 shares; and all directors and executive officers as a group, 892,375 shares. Such persons have voting power (subject to the legal duties of the ESOP Trustee) but no investment power, except in limited circumstances, as to such shares. The figures shown for each of the executive officers named in the table do not include 30,789,908 shares held in trust pursuant to the ESOP that have not been allocated as of December 31, 2012 to any individual’s account and as to which each of the executive officers named in the table shares voting power with other ESOP participants. The figure shown for all directors and executive officers as a group includes such 30,789,908 shares as to which Hudson City Savings Bank’s Human Resources Committee (as of January 1, 2013, consisting of Messrs. Azzara, Belair, Hermance, Quest and Salamone) may be deemed to have shared investment power, except in limited circumstances, thereby causing such committee to be deemed a beneficial owner of such shares. This figure also includes all 9,781,351 shares allocated to individual accounts under the ESOP, as the Human Resources Committee may be deemed to have shared investment power, in limited circumstances, over those shares as well. Each of the members of the Human Resources Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Human Resources Committee individually. See “Compensation of Executive Officers and Directors — Deferred Compensation — Employee Stock Ownership Plan.”

(2)	The figures shown include the following shares held as of April 1, 2013 in individual accounts of participants in the Profit Incentive Bonus Plan of Hudson City Savings Bank: Mr. Hermance, 464,353 shares; Mr. Salamone, 14,494 shares; Mr. Kranz, 98,881 shares; Mr. Laird, 213,711 shares; Ms. Dedrick, 1,379 shares; Mr. Fabiano, 0 shares; and all directors and executive officers as a group, 1,072,553 shares. Such persons have sole voting power and sole investment power as to such shares. The figure shown for all directors and executive officers as a group includes all 3,360,033 shares allocated to the accounts of participants in the Profit Incentive Bonus Plan, as to which the Human Resources Committee may be deemed to have shared investment power, in limited circumstances. Each of the members of the Human Resources Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Human Resources Committee individually. See “Compensation of Executive Officers and Directors — Deferred Compensation — Profit Incentive Bonus Plan.”
(3)	The figures shown include the following shares which may be acquired upon the exercise of stock options that are, or will become, exercisable within 60 days after April 1, 2013: Mr. Hermance, 6,566,651 shares; Mr. Salamone, 2,637,417 shares; Mr. Kranz, 773,240 shares; Mr. Laird, 748,706 shares; Ms. Dedrick, 0 shares; Mr. Fabiano, 177,500 shares; Mr. Azzara, 272,917 shares; Mr. Bardel, 272,917 shares; Mr. Belair, 401,157 shares; Ms. Bruni, 272,917 shares; Mr. Golding, 60,417 shares; Dr. Quest, 272,917 shares; Mr. Sponholz, 272,917 shares; and all directors and executive officers as a group, 17,980,449 shares.
(4)	The figures shown include the following shares which may be acquired under deferred stock unit awards to outside directors upon resignation from the Board of Directors within 60 days after April 1, 2013: Mr. Azzara, 16,551 shares; Mr. Bardel, 16,551 shares; Mr. Belair, 16,551 shares; Ms. Bruni, 16,551 shares; Mr. Golding, 37,212 shares; Dr. Quest, 16,551 shares; Mr. Sponholz, 16,551 shares; and all directors and executive officers as a group, 136,518 shares.
(5)	Based on the 528,419,170 total outstanding shares as of April 1, 2013 plus the 18,116,967 shares which such person or group of persons has the right to acquire within 60 days after April 1, 2013.
(6)	Beneficial ownership includes 340,536 shares as to which Mr. Hermance may be deemed to share voting and investment power.
(7)	Includes 92,524 shares as to which Mr. Salamone may be deemed to share voting and investment power and 2,049,912 shares held in a brokerage account with margin provisions.
(8)	Includes 292,379 shares held in a brokerage account with margin provisions.
(9)	Includes 115,000 shares as to which Ms. Bruni may be deemed to share voting and investment power.
(10)	Includes 7,412 shares as to which Mr. Sponholz may be deemed to share voting and investment power.
(11)	Includes 87,807 shares as to which Mr. Kranz may be deemed to share voting power.
(12)	Includes 621,308 shares as to which Mr. Laird may be deemed to share voting and investment power and 535,536 shares held in a brokerage account with margin provisions.
(13)	Includes 3,061 shares as to which Ms. Dedrick may be deemed to share voting and investment power.
(14)	Includes 28,247 shares as to which Mr. Fabiano may be deemed to share voting and investment power.
(15)	Includes 3,357,028 shares held in brokerage accounts with margin provisions by directors and executive officers as a group. Also includes 699,773 shares held in trust under the Hudson City Savings Bank Employee Retirement Plan, as to which the Human Resources Committee may be deemed to have sole investment power. Each of the members of the Human Resources Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Human Resources Committee individually.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on May 23, 2013.

Hudson City Bancorp, Inc.

By:	/s/ Ronald E. Hermance, Jr.	/s/ James C. Kranz
	Ronald E. Hermance, Jr	James C. Kranz
	Chairman and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Anthony J. Fabiano
Anthony J. Fabiano
Executive Vice President (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald E. Hermance, Jr. Ronald E. Hermance, Jr.	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	May 23, 2013

/s/ Denis J. Salamone Denis J. Salamone	Director, President and Chief Operating Officer	May 23, 2013

/s/ Michael W. Azzara Michael W. Azzara	Director	May 23, 2013

/s/ William G. Bardel William G. Bardel	Director	May 23, 2013

/s/ Scott A. Belair Scott A. Belair	Director	May 23, 2013

/s/ Victoria H. Bruni Victoria H. Bruni	Director	May 23, 2013

/s/ Cornelius E. Golding Cornelius E. Golding	Director	May 23, 2013

/s/ Donald O. Quest Donald O. Quest	Director	May 23, 2013

/s/ Joseph G. Sponholz Joseph G. Sponholz	Director	May 23, 2013

4