Form 10-Q
period 2013-06-30
HUDSON CITY BANCORP INC
filed 2013-08-08
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

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

As of August 5, 2013, the registrant had 528,419,170 shares of common stock, $0.01 par value, outstanding.

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

•

our ability to comply with the terms of the Memoranda of Understanding with the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System (the “FRB”);

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the OCC and the FRB;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs;

•	the risk of a continued economic slowdown that would adversely affect credit quality and loan originations;

•	the potential impact on our operations and customers resulting from natural or man-made disasters;

•

the actual results of the pending merger (the “Merger”) with Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation (“M&T”) could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the Merger Agreement could be terminated under certain circumstances;

•	the outcome of any judicial decision related to the settlement of existing class action lawsuits related to the Merger; and

•	further delays in closing the Merger, including the possibility that the Merger may not be completed prior to the end of the extension period previously agreed to with M&T.

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

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2013	December 31, 2012
(In thousands, except share and per share amounts)	(unaudited)

Assets:
Cash and due from banks	$97,572	$171,042
Federal funds sold and other overnight deposits	2,899,637	656,926

Total cash and cash equivalents	2,997,209	827,968

Securities available for sale:
Mortgage-backed securities	7,857,836	8,040,742
Investment securities	297,154	428,057
Securities held to maturity:
Mortgage-backed securities (fair value of $2,602,781 at June 30, 2013 and $3,172,492 at December 31, 2012)	2,453,266	2,976,757
Investment securities (fair value of $44,097 at June 30, 2013 and $45,592 at December 31, 2012)	39,011	39,011

Total securities	10,647,267	11,484,567

Loans	25,175,246	27,090,879
Net deferred loan costs	99,710	97,534
Allowance for loan losses	(297,288)	(302,348)

Net loans	24,977,668	26,886,065

Federal Home Loan Bank of New York stock	347,102	356,467
Foreclosed real estate, net	61,572	47,322
Accrued interest receivable	73,313	87,075
Banking premises and equipment, net	69,900	74,912
Goodwill	152,109	152,109
Other assets	370,313	679,856

Total Assets	$39,696,453	$40,596,341

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$21,968,816	$22,833,992
Noninterest-bearing	650,455	649,925

Total deposits	22,619,271	23,483,917

Repurchase agreements	6,950,000	6,950,000
Federal Home Loan Bank of New York advances	5,225,000	5,225,000

Total borrowed funds	12,175,000	12,175,000
Accrued expenses and other liabilities	241,282	237,616

Total liabilities	35,035,553	35,896,533

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 528,419,170 and 528,211,462 shares outstanding at June 30, 2013 and December 31, 2012	7,415	7,415
Additional paid-in capital	4,735,388	4,730,105
Retained earnings	1,835,001	1,798,430
Treasury stock, at cost; 213,047,385 and 213,255,093 shares at June 30, 2013 and December 31, 2012	(1,712,107)	(1,713,895)
Unallocated common stock held by the employee stock ownership plan	(189,213)	(192,217)
Accumulated other comprehensive (loss) income, net of tax	(15,584)	69,970

Total shareholders’ equity	4,660,900	4,699,808

Total Liabilities and Shareholders’ Equity	$39,696,453	$40,596,341

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share data)
Interest and Dividend Income:
First mortgage loans	$283,857	$336,026	$578,247	$678,751
Consumer and other loans	2,611	3,220	5,316	6,603
Mortgage-backed securities held to maturity	20,614	33,651	44,610	71,460
Mortgage-backed securities available for sale	32,051	49,040	68,962	101,871
Investment securities held to maturity	586	585	1,171	2,318
Investment securities available for sale	2,305	2,165	4,703	3,418
Dividends on Federal Home Loan Bank of New York stock	3,516	5,536	7,724	14,025
Federal funds sold and other overnight deposits	1,969	438	2,841	1,006

Total interest and dividend income	347,509	430,661	713,574	879,452

Interest Expense:
Deposits	46,604	61,642	95,743	129,518
Borrowed funds	141,052	144,766	280,595	291,563

Total interest expense	187,656	206,408	376,338	421,081

Net interest income	159,853	224,253	337,236	458,371

Provision for Loan Losses	12,500	25,000	32,500	50,000

Net interest income after provision for loan losses	147,353	199,253	304,736	408,371

Non-Interest Income:
Service charges and other income	2,405	2,924	4,938	5,711
Gain on securities transactions, net	7,183	—	7,183	—

Total non-interest income	9,588	2,924	12,121	5,711

Non-Interest Expense:
Compensation and employee benefits	32,613	30,401	64,214	62,543
Net occupancy expense	9,723	8,543	18,533	17,200
Federal deposit insurance assessment	19,600	27,695	43,675	63,695
Other expense	14,685	16,932	31,454	31,731

Total non-interest expense	76,621	83,571	157,876	175,169

Income before income tax expense	80,320	118,606	158,981	238,913
Income Tax Expense	31,598	46,330	62,328	93,650

Net income	$48,722	$72,276	$96,653	$145,263

Basic Earnings Per Share	$0.10	$0.15	$0.19	$0.29

Diluted Earnings Per Share	$0.10	$0.15	$0.19	$0.29

Weighted Average Number of Common Shares Outstanding:
Basic	497,720,918	496,539,980	497,527,375	496,267,105
Diluted	498,070,995	496,552,810	497,722,679	496,291,724

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,
	2013	2012
	(In thousands)

Net income	$48,722	$72,276
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized (losses) gains on securities available for sale arising during period, net of tax benefit (expense) of $55,485 for 2013 and ($7,150) for 2012	(80,340)	10,353
Reclassification adjustment for realized gains in net income, net of tax expense of $2,934 for 2013 and $0 for 2012	(4,249)	—
Postretirement benefit pension plans:
Net loss arising during period, net of tax expense of $739 for 2013 and $690 for 2012	1,070	998
Amortization or prior service cost included in net periodic pension cost, net of tax benefit of $123 for 2013 and $123 for 2012	(178)	(178)

Other comprehensive (loss) income	(83,697)	11,173

Total comprehensive (loss) income	$(34,975)	$83,449

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)

Net income	$96,653	$145,263
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized (losses) gains on securities available for sale arising during period, net of tax benefit (expense) of $57,383 for 2013 and ($17,253) for 2012	(83,089)	24,982
Reclassification adjustment for realized gains in net income, net of tax expense of $2,934 for 2013 and $0 for 2012	(4,249)	—
Postretirement benefit pension plans:
Net loss arising during period, net of tax expense of $1,478 for 2013 and $1,380 for 2012	2,140	1,996
Amortization or prior service cost included in net periodic pension cost, net of tax benefit of $246 for 2013 and $245 for 2012	(356)	(357)

Other comprehensive (loss) income	(85,554)	26,621

Total comprehensive income	$11,099	$171,884

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In thousands, except per share data)

Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,730,105	4,720,890
Stock option plan expense	3,962	3,730
Tax benefit from stock plans	218	483
Allocation of ESOP stock	1,103	240
Vesting of RRP stock	—	20

Balance at end of period	4,735,388	4,725,363

Retained Earnings:
Balance at beginning of year	1,798,430	1,709,821
Net income	96,653	145,263
Dividends paid on common stock ($0.12 and $0.16 per share, respectively)	(59,701)	(79,369)
Exercise of stock options	(381)	(1,577)

Balance at end of period	1,835,001	1,774,138

Treasury Stock:
Balance at beginning of year	(1,713,895)	(1,719,114)
Purchase of common stock	—	(427)
Exercise of stock options	1,788	5,015

Balance at end of period	(1,712,107)	(1,714,526)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(192,217)	(198,223)
Allocation of ESOP stock	3,004	3,003

Balance at end of period	(189,213)	(195,220)

Accumulated other comprehensive income(loss):
Balance at beginning of year	69,970	39,651
Other comprehensive (loss) income, net of tax	(85,554)	26,621

Balance at end of period	(15,584)	66,272

Total Shareholders’ Equity	$4,660,900	$4,663,442

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net income	$96,653	$145,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	62,914	60,433
Provision for loan losses	32,500	50,000
Gains on securities transactions, net	(7,183)	—
Share-based compensation, including committed ESOP shares	8,069	6,993
Deferred tax expense	3,005	44,314
Decrease in accrued interest receivable	13,762	20,295
Increase in other assets	367,724	(20,756)
Increase in accrued expenses and other liabilities	3,666	15,364

Net Cash Provided by Operating Activities	581,110	321,906

Cash Flows from Investing Activities:
Originations of loans	(1,689,648)	(2,525,496)
Purchases of loans	(44,704)	(4,240)
Principal payments on loans	3,554,335	3,587,421
Principal collection of mortgage-backed securities held to maturity	521,343	555,827
Principal collection of mortgage-backed securities available for sale	1,267,172	1,180,469
Purchases of mortgage-backed securities available for sale	(1,250,177)	(691,361)
Proceeds from maturities and calls of investment securities held to maturity	—	500,000
Proceeds from sales of investment securities available for sale	412,886	—
Purchases of investment securities available for sale	(298,017)	(407,832)
Redemption of Federal Home Loan Bank of New York stock	9,365	97,847
Purchases of premises and equipment, net	(89)	(7,759)
Net proceeds from sale of foreclosed real estate	28,387	33,655

Net Cash Provided by Investment Activities	2,510,853	2,318,531

Cash Flows from Financing Activities:
Net decrease in deposits	(864,646)	(863,212)
Principal payments on borrowed funds	—	(1,650,000)
Dividends paid	(59,701)	(79,369)
Purchases of treasury stock	—	(427)
Exercise of stock options	1,407	3,438
Tax benefit from stock plans	218	483

Net Cash Used in Financing Activities	(922,722)	(2,589,087)

Net Increase in Cash and Cash Equivalents	2,169,241	51,350
Cash and Cash Equivalents at Beginning of Year	827,968	754,080

Cash and Cash Equivalents at End of Period	$2,997,209	$805,430

Supplemental Disclosures:
Interest paid	$372,210	$419,958

Loans transferred to foreclosed real estate	$54,188	$46,942

Income tax payments	$51,440	$62,461

Income tax refunds	$361,288	$5,294

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

Hudson City Bancorp, Inc. (“Hudson City Bancorp” or the “Company”) is a Delaware corporation and is the savings and loan holding company for Hudson City Savings Bank and its subsidiaries (“Hudson City Savings” or the “Bank”). As a savings and loan holding company, Hudson City Bancorp is subject to the supervision and examination of the FRB. Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the OCC.

On August 27, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with M&T and WTC. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Hudson City will merge with and into WTC, with WTC continuing as the surviving entity.

Subject to the terms and conditions of the Merger Agreement, in the Merger, Hudson City Bancorp shareholders will have the right to receive with respect to each of their shares of common stock of the Company, at their election (but subject to proration and adjustment procedures), 0.08403 of a share of common stock, or cash having a value equal to the product of 0.08403 multiplied by the average closing price of the M&T Common Stock for the ten days immediately prior to the completion of the Merger. The Merger Agreement also provides that at the closing of the Merger, 40% of the outstanding shares of Hudson City Bancorp common stock will be converted into the right to receive cash and the remainder of the outstanding shares of Hudson City Bancorp common stock will be converted into the right to receive shares of M&T Common Stock.

On April 12, 2013, M&T and Hudson City Bancorp announced that additional time will be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On April 13, 2013, M&T and Hudson City Bancorp entered into Amendment No. 1 (“Amendment No. 1”) to the Merger Agreement. Amendment No. 1, among other things, extends the date after which either party may elect to terminate the Merger Agreement if the Merger has not yet been completed from August 27, 2013 to January 31, 2014. In addition, Amendment No. 1 also enables the Company to submit for a vote of its shareholders an unsolicited bona fide alternative transaction that its board of directors determines in good faith is more favorable from a financial point of view to the Company’s shareholders than the Merger. If such a potential alternative transaction is submitted to and approved by the Company’s shareholders, the Merger Agreement will be terminated subject to the Company paying a termination fee to M&T. Amendment No. 1 also permits the Company to take certain interim actions, including with respect to the Company’s conduct of business, retiree benefits, retention incentive and certain other matters with respect to the Company’s personnel, prior to the completion of the Merger. In accordance with these provisions, the Company has implemented additional retention programs with regard to key employees to help ensure continued staffing pending the completion of the Merger in light of the delay in closing. The cost of these programs is not expected to be material to the results of our operations.

The Merger Agreement, as amended, was approved by the shareholders of both Hudson City Bancorp and M&T. The Merger is subject to regulatory approvals and the satisfaction of other customary conditions.

On March 30, 2012, the Bank entered into a Memorandum of Understanding with the OCC (the “Bank MOU”), which is substantially similar to the MOU the Bank entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. The Bank MOU replaces the June 24th memorandum of understanding. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, that are intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding

Notes to Unaudited Consolidated Financial Statements

sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. Prior to the execution of Amendment No. 1, the implementation of the strategic plan had been suspended pending the completion of the Merger. Since the execution of Amendment No. 1, we have updated the strategic plan, prioritizing certain matters that can be achieved during the pendency of the Merger. The Company is proceeding with implementation of the prioritized aspects of the updated strategic plan.

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

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the six month period ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses (“ALL”) is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate. In addition, bank regulators, as an integral part of their supervisory function, periodically review our ALL. These regulatory agencies have the ability to require us, as they can require all banks, to increase our provision for loan losses or to recognize further charge-offs based on their judgments, which may be different from ours. Any increase in the ALL required by these regulatory agencies could adversely affect our financial condition and results of operations.

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

Notes to Unaudited Consolidated Financial Statements

3.	Earnings Per Share

The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2013			2012
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
	(In thousands, except per share data)

Net income	$48,722			$72,276

Basic earnings per share:
Income available to common stockholders	$48,722	497,721	$0.10	$72,276	496,540	$0.15

Effect of dilutive common stock equivalents	—	350		—	13

Diluted earnings per share:
Income available to common stockholders	$48,722	498,071	$0.10	$72,276	496,553	$0.15

	For the Six Months Ended June 30,
	2013			2012
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
	(In thousands, except per share data)

Net income	$96,653			$145,263

Basic earnings per share:
Income available to common stockholders	$96,653	497,527	$0.19	$145,263	496,267	$0.29

Effect of dilutive common stock equivalents	—	196		—	25

Diluted earnings per share:
Income available to common stockholders	$96,653	497,723	$0.19	$145,263	496,292	$0.29

Common stock equivalents for both the three and six months ended June 30, 2013 exclude outstanding options to purchase 25,461,142 shares of the Company’s common stock as their inclusion would be anti-dilutive. Common stock equivalents for both the three and six months ended June 30, 2012 exclude outstanding options to purchase 24,191,389 shares of common stock as their inclusion would be anti-dilutive.

Notes to Unaudited Consolidated Financial Statements

4.	Securities

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at June 30, 2013 and December 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
	(In thousands)

June 30, 2013
Investment Securities:
United States government-sponsored enterprises debt	$297,990	$—	$(8,051)	$289,939
Equity securities	6,857	358	—	7,215

Total investment securities available for sale	$304,847	$358	$(8,051)	$297,154

Mortgage-backed securities:
GNMA pass-through certificates	$889,201	$24,006	$(1,025)	$912,182
FNMA pass-through certificates	4,311,796	47,703	(38,771)	4,320,728
FHLMC pass-through certificates	2,543,904	41,897	(8,043)	2,577,758
FHLMC and FNMA - REMICs	45,722	1,446	—	47,168

Total mortgage-backed securities available for sale	$7,790,623	$115,052	$(47,839)	$7,857,836

December 31, 2012
Investment securities:
Corporate debt	$406,410	$14,180	$—	$420,590
Equity securities	6,813	654	—	7,467

Total investment securities available for sale	$413,223	$14,834	$—	$428,057

Mortgage-backed securities:
GNMA pass-through certificates	$995,510	$38,131	$—	$1,033,641
FNMA pass-through certificates	4,053,485	82,150	—	4,135,635
FHLMC pass-through certificates	2,741,921	69,929	—	2,811,850
FHLMC and FNMA - REMICs	57,484	2,132	—	59,616

Total mortgage-backed securities available for sale	$7,848,400	$192,342	$—	$8,040,742

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at June 30, 2013 and December 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
	(In thousands)

June 30, 2013
Investment securities:
United States government-sponsored enterprises debt	$39,011	$5,086	$—	$44,097

Total investment securities held to maturity	$39,011	$5,086	$—	$44,097

Mortgage-backed securities:
GNMA pass-through certificates	$68,306	$2,901	$—	$71,207
FNMA pass-through certificates	705,341	47,576	(2)	752,915
FHLMC pass-through certificates	1,386,103	84,919	—	1,471,022
FHLMC and FNMA – REMICs	293,516	14,401	(280)	307,637

Total mortgage-backed securities held to maturity	$2,453,266	$149,797	$(282)	$2,602,781

December 31, 2012
Investment securities:
United States government -sponsored enterprises debt	$39,011	$6,581	$—	$45,592

Total investment securities held to maturity	$39,011	$6,581	$—	$45,592

Mortgage-backed securities:
GNMA pass-through certificates	$73,546	$2,832	$—	$76,378
FNMA pass-through certificates	856,840	61,414	(2)	918,252
FHLMC pass-through certificates	1,619,119	102,891	—	1,722,010
FHLMC and FNMA - REMICs	427,252	28,600	—	455,852

Total mortgage-backed securities held to maturity	$2,976,757	$195,737	$(2)	$3,172,492

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the fair values and unrealized losses of our securities held to maturity and available-for-sale with an unrealized loss at June 30, 2013 and December 31, 2012, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2013

Held to maturity:
FNMA pass-through certificates	$—	$—	$199	$(2)	$199	$(2)
FHLMC and FNMA - REMIC’s	20,624	(280)	—	—	20,624	(280)

Total temporarily impaired securities held to maturity	20,624	(280)	199	(2)	20,823	(282)

Available for sale:
United States government-sponsored enterprises debt	$289,939	$(8,051)	$—	$—	$289,939	$(8,051)
GNMA pass-through certificates	36,535	(1,025)	—	—	36,535	(1,025)
FNMA pass-through certificates	1,738,621	(38,771)	—	—	1,738,621	(38,771)
FHLMC pass-through certificates	586,511	(8,043)	—	—	586,511	(8,043)

Total temporarily impaired securities available for sale	2,651,606	(55,890)	—	—	2,651,606	(55,890)

Total	$2,672,230	$(56,170)	$199	$(2)	$2,672,429	$(56,172)

December 31, 2012

Held to maturity:
FNMA pass-through certificates	$—	$—	$203	$(2)	$203	$(2)

Total	$—	$—	$203	$(2)	$203	$(2)

The unrealized losses of our held to maturity and available-for-sale securities are primarily due to the changes in market interest rates subsequent to purchase. At June 30, 2013, a total of 79 securities were in an unrealized loss position (5 at December 31, 2012). We do not consider these investments to be other-than-temporarily impaired at June 30, 2013 and December 31, 2012 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the six months ended June 30, 2013 or for the year ended December 31, 2012.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of our securities held to maturity and available-for-sale at June 30, 2013, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost		Estimated Fair Market Value
	Mortgage-backed securities	Investment securities
	(In thousands)
June 30, 2013

Held to Maturity:
Due in one year or less	$10	$—	$10
Due after one year through five years	3,323	—	3,425
Due after five years through ten years	85,523	—	91,679
Due after ten years	2,364,410	39,011	2,551,764

Total held to maturity	$2,453,266	$39,011	$2,646,878

Available for Sale:
Due after one year through five years	$—	$297,990	$289,939
Due after five years through ten years	6,240	—	6,644
Due after ten years	7,784,383	—	7,851,192

Total available for sale	$7,790,623	$297,990	$8,147,775

There were no sales of mortgage-backed securities available-for-sale for both the six months ended June 30, 2013 and 2012, respectively. There were sales of $405.7 million of investment securities available-for-sale during the six months ended June 30, 2013. There were no sales of investment securities available-for-sale or held to maturity during the six months ended June 30, 2012. Gross realized gains on sales of investment securities available-for-sale were $7.2 million during the first six months of 2013. Gains and losses on the sale of all securities are determined using the specific identification method.

5.	Stock Repurchase Programs

We have previously announced several stock repurchase programs. Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Company MOU, future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. We did not purchase any of our common shares pursuant to the repurchase programs during the six months ended June 30, 2013. As of June 30, 2013, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

Notes to Unaudited Consolidated Financial Statements

6.	Loans and Allowance for Loan Losses

Loans at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
	(In thousands)

First mortgage loans:
One- to four-family
Amortizing	$20,067,910	$21,633,889
Interest-only	4,169,124	4,485,875
FHA/VA	683,151	687,172
Multi-family and commercial	28,295	32,259
Construction	2,723	4,669

Total first mortgage loans	24,951,203	26,843,864

Consumer and other loans:
Fixed–rate second mortgages	94,294	106,239
Home equity credit lines	111,880	119,872
Other	17,869	20,904

Total consumer and other loans	224,043	247,015

Total loans	$25,175,246	$27,090,879

There were no loans held for sale at June 30, 2013 and December 31, 2012.

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

Credit Risk Profile based on Payment Activity
	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
June 30, 2013
Performing	$19,807,634	$4,012,541	$25,072	$—	$92,907	$108,073	$16,813	$24,063,040
Non-performing	943,427	156,583	3,223	2,723	1,387	3,807	1,056	1,112,206

Total	$20,751,061	$4,169,124	$28,295	$2,723	$94,294	$111,880	$17,869	$25,175,246

December 31, 2012
Performing	$21,355,105	$4,303,636	$30,571	$—	$104,574	$115,876	$18,590	$25,928,352
Non-performing	965,956	182,239	1,688	4,669	1,665	3,996	2,314	1,162,527

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile by Internally Assigned Grade
	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
June 30, 2013
Pass	$19,676,086	$3,973,586	$17,702	$—	$92,421	$106,272	$15,813	$23,881,880
Special mention	163,402	30,748	1,140	—	177	359	64	195,890
Substandard	911,573	164,790	9,453	2,723	1,696	5,249	1,992	1,097,476

Total	$20,751,061	$4,169,124	$28,295	$2,723	$94,294	$111,880	$17,869	$25,175,246

December 31, 2012
Pass	$21,209,628	$4,268,034	$20,215	$—	$104,216	$114,741	$17,794	$25,734,628
Special mention	175,361	29,609	2,445	—	68	89	—	207,572
Substandard	936,072	188,232	9,599	4,669	1,955	5,042	3,110	1,148,679

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

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

We evaluate the classification of our one-to four- family mortgage loans, consumer loans and other loans primarily on a pooled basis by delinquency. Loans that are past due 60 to 89 days are classified as special mention and loans that are past due 90 days or more are classified as substandard. We obtain updated valuations for one-to four- family mortgage loans by the time a loan becomes 180 days past due. If necessary, we charge-off an amount to reduce the carrying value of the loan to the value of the underlying property, less estimated selling costs. This process is repeated on an annual basis for each loan that remains past due 180 days or more in order to mitigate the risk of falling real estate values. Since we record the charge-off when we receive the updated valuation, we typically do not have any residential first mortgages classified as doubtful or loss. We evaluate multi-family, commercial and construction loans individually and base our classification on the debt service capability of the underlying property as well as secondary sources of repayment such as the borrower’s and any guarantor’s ability and willingness to provide debt service.

Notes to Unaudited Consolidated Financial Statements

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At June 30, 2013, approximately 83.3% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at June 30, 2013 and December 31, 2012 are $4.17 billion and $4.49 billion, respectively, of interest-only one-to four- family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $156.6 million and $182.2 million of non-performing interest-only one-to four-family residential mortgage loans at June 30, 2013 and December 31, 2012, respectively.

In addition to our full documentation loan program, we originate loans to certain eligible borrowers as reduced documentation loans. We have originated these types of loans for over 15 years. Loans eligible for reduced documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. Reduced documentation loans have an inherently higher level of risk compared to loans with full documentation. Included in our loan portfolio at June 30, 2013 are $4.02 billion of originated amortizing reduced documentation loans and $862.1 million of originated reduced documentation interest-only loans. Non-performing loans at June 30, 2013 include $148.4 million of originated amortizing reduced documentation loans and $52.0 million of originated interest-only reduced documentation loans. Included in our loan portfolio at December 31, 2012 are $3.98 billion of originated amortizing reduced documentation loans and $901.0 million of originated reduced documentation interest-only loans. Non-performing loans at December 31, 2012 included $153.5 million of originated amortizing reduced documentation loans and $63.8 million of originated interest-only reduced documentation loans.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our delinquent loans by class as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more and accruing (1)
	(In thousands)
At June 30, 2013
One- to four-family first mortgages:
Amortizing	$280,299	$180,290	$943,427	$1,404,016	$19,347,045	$20,751,061	$140,385
Interest-only	44,908	31,446	156,583	232,937	3,936,187	4,169,124	—
Multi-family and commercial mortgages	7,094	4	3,223	10,321	17,974	28,295	—
Construction loans	—	—	2,723	2,723	—	2,723	—
Consumer and other loans:							—
Fixed-rate second mortgages	380	177	1,387	1,944	92,350	94,294	—
Home equity lines of credit	1,160	649	3,807	5,616	106,264	111,880	—
Other	523	64	1,056	1,643	16,226	17,869	—

Total	$334,364	$212,630	$1,112,206	$1,659,200	$23,516,046	$25,175,246	$140,385

At December 31, 2012
One- to four-family first mortgages:
Amortizing	$327,122	$206,033	$965,956	$1,499,111	$20,821,950	$22,321,061	$129,553
Interest-only	58,004	29,609	182,239	269,852	4,216,023	4,485,875	—
Multi-family and commercial mortgages	6,474	3,190	1,688	11,352	20,907	32,259	—
Construction loans	—	—	4,669	4,669	—	4,669	—
Consumer and other loans:
Fixed-rate second mortgages	587	68	1,665	2,320	103,919	106,239	—
Home equity lines of credit	1,592	379	3,996	5,967	113,905	119,872	—
Other	62	—	2,314	2,376	18,528	20,904	—

Total	$393,841	$239,279	$1,162,527	$1,795,647	$25,295,232	$27,090,879	$129,553

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At June 30, 2013		At December 31, 2012
	Total loans	Non-performing Loans	Total loans	Non-performing Loans
New Jersey	42.4%	45.8%	43.0%	47.9%
New York	26.2	22.9	24.7	22.0
Connecticut	14.7	7.5	14.7	7.1

Total New York metropolitan area	83.3	76.2	82.4	77.0

Pennsylvania	4.6	2.1	4.8	1.9
Illinois	1.9	4.8	2.0	4.6
Maryland	1.8	4.6	2.0	4.2
Virginia	1.4	2.1	2.4	2.6
All others	7.0	10.2	6.4	9.7

Total Outside New York metropolitan area	16.7	23.8	17.6	23.0

	100.0%	100.0%	100.0%	100.0%

Notes to Unaudited Consolidated Financial Statements

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Non-accrual loans:
One-to four-family amortizing loans	$803,042	$836,403
One-to four-family interest-only loans	156,583	182,239
Multi-family and commercial mortgages	3,223	1,688
Construction loans	2,723	4,669
Fixed-rate second mortgages	1,387	1,665
Home equity lines of credit	3,807	3,996
Other loans	1,056	2,314

Total non-accrual loans	971,821	1,032,974
Accruing loans delinquent 90 days or more (1)	140,385	129,553

Total non-performing loans	$1,112,206	$1,162,527

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized during the first six months of 2013, if interest on all such loans had been recorded based upon original contract terms amounted to approximately $30.4 million as compared to $30.1 million for the same period in 2012. Hudson City Savings is not committed to lend additional funds to borrowers on non-accrual status.

Loans modified in a troubled debt restructuring totaled $257.7 million at June 30, 2013 of which $22.0 million are 30 to 59 days past due, $8.8 million are 60 to 89 days past due and $133.0 million are 90 days or more past due and are included in non-accrual loans. The remaining troubled debt restructurings were current at June 30, 2013 and have complied with the terms of their restructure agreement. Based on recent regulatory guidance, we have classified $141.2 million of loans that have completed Chapter 7 bankruptcy as troubled debt restructurings. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $11.2 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first six months of 2013 for which we ceased accruing interest. At December 31, 2012, loans modified in a troubled debt restructuring totaled $215.1 million of which $29.0 million were 30 to 59 days past due, $14.3 million were 60 to 89 days past due and $107.3 million were 90 days or more past due and are included in non-accrual loans at that date.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our troubled debt restructuring by class as of the date indicated.

	June 30, 2013			December 31, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	744	$257,552	$226,818	633	$224,798	$197,392
Interest-only	45	24,762	21,232	15	8,593	8,652
Multi-family and commercial mortgages	2	7,029	7,029	2	7,038	7,038
Consumer and other loans	22	2,627	2,609	16	2,011	2,009

Total	813	$291,970	$257,688	666	$242,440	$215,091

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at the date indicated as well as the related allowance for loan losses based on the impairment analysis:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

June 30, 2013

One-to four-family amortizing loans	$226,818	$259,818	$—	$243,390	$3,007
One-to four-family interest-only loans	21,232	24,827	—	23,001	209
Multi-family and commercial mortgages	8,032	9,327	422	8,464	184
Construction loans	2,244	2,723	479	2,678	—
Consumer and other loans	2,535	2,609	74	2,620	51

Total	$260,861	$299,304	$975	$280,153	$3,451

December 31, 2012

One-to four-family amortizing loans	$197,392	$225,722	$—	$211,953	$5,036
One-to four-family interest-only loans	8,652	8,937	—	8,634	288
Multi-family and commercial mortgages	8,329	9,720	518	9,291	484
Construction loans	3,476	4,592	1,116	4,428	—
Consumer and other loans	1,941	2,009	68	2,014	79

Total	$219,790	$250,980	$1,702	$236,320	$5,887

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in our ALL for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Balance at beginning of period	$301,093	$280,713	$302,348	$273,791

Charge-offs	(20,896)	(23,022)	(48,282)	(46,512)
Recoveries	4,591	5,210	10,722	10,622

Net charge-offs	(16,305)	(17,812)	(37,560)	(35,890)

Provision for loan losses	12,500	25,000	32,500	50,000

Balance at end of period	$297,288	$287,901	$297,288	$287,901

The following table presents the activity in our ALL by portfolio segment.

	One-to four- Family Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)

Balance at December 31, 2012	$295,096	$1,937	$1,116	$4,199	$302,348

Provision for loan losses	34,487	(1,031)	(637)	(319)	32,500
Charge-offs	(47,831)	—	—	(451)	(48,282)
Recoveries	10,721	—	—	1	10,722

Net charge-offs	(37,110)	—	—	(450)	(37,560)

Balance at June 30, 2013	$292,473	$906	$479	$3,430	$297,288

Loan portfolio:
Balance at June 30, 2013
Individually evaluated for impairment	$248,050	$8,454	$2,723	$2,609	$261,836
Collectively evaluated for impairment	24,672,135	19,841	—	221,434	24,913,410
Allowance
Individually evaluated for impairment	$19,143	$422	$479	$74	$20,118
Collectively evaluated for impairment	273,330	484	—	3,356	277,170

Our evaluation of one-to four-family mortgages is performed primarily on a pooled basis. One-to four-family mortgage loans that are individually evaluated for impairment consist primarily of troubled debt restructurings. If our evaluation indicates that the loan is impaired, we record a charge-off for the amount of the impairment. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for impairment (but for which no impairment existed) resulted in an ALL of $19.1 million at June 30, 2013.

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. From 2008 until 2011, house prices declined, both nationally and locally. Housing

Notes to Unaudited Consolidated Financial Statements

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

We obtain new collateral values by the time a loan becomes 180 days delinquent and then annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $37.6 million for the six months ended June 30, 2013 as compared to $35.9 million for the corresponding period in 2012.

7.	Borrowed Funds

Borrowed funds at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013		December 31, 2012
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$800,000	4.53%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,950,000	4.45	6,950,000	4.45
Advances from the FHLB	5,225,000	4.77	5,225,000	4.77

Total borrowed funds	$12,175,000	4.59%	$12,175,000	4.59%

Accrued interest payable	$66,928		$64,061

Notes to Unaudited Consolidated Financial Statements

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or For the Six Months Ended June 30, 2013	At or For the Year Ended December 31, 2012
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the period	$6,950,000	$6,950,000

Maximum balance outstanding at any month-end during the period	$6,950,000	$6,950,000

Weighted average rate during the period	4.51%	4.52%

FHLB Advances:
Average balance outstanding during the period	$5,225,000	$6,623,094

Maximum balance outstanding at any month-end during the period	$5,225,000	$7,875,000

Weighted average rate during the period	4.83%	4.02%

At June 30, 2013, $7.93 billion of our borrowed funds may be put back to us at the discretion of the lender. The remaining $4.25 billion of borrowed funds at June 30, 2013 are fixed-rate, fixed-maturity borrowings. At June 30, 2013, borrowed funds had scheduled maturities and potential put dates as follows:

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

Goodwill and other intangible assets amounted to $153.7 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2013. The Company announced the Merger in the third quarter of 2012. Based on the average actual closing price of our common stock and the average implied price, based on the terms of the Merger Agreement, for the period from the Merger announcement date, August 24, 2012, through June 30, 2013, the fair value of the Company would be between $4.23 billion and $4.35 billion. Since these amounts are less than the reported amount of shareholders’ equity, we performed Step 2 of the goodwill impairment test.

For Step 2 of the goodwill impairment test, we compared the fair value of the Company based on the merger price with the fair value of the assets and liabilities of the Company to calculate an implied goodwill. Based on our Step 2 analysis, the implied goodwill of the Company exceeded the carrying value of goodwill.

Based on the results of the goodwill impairment analyses we performed at June 30, 2013, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during the six months ended June 30, 2013. The estimated fair value of the Company is based on, among other things, the market price of our common stock as calculated based on the terms of the Merger. In addition, the fair values of the Company’s assets and liabilities are determined using estimates and assumptions and are highly sensitive to market interest rates. As a result of the current volatility in market and economic conditions, these estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

9.	Fair Value Measurements

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at June 30, 2013 and December 31, 2012. Our securities available-for-sale are recorded at fair value on a recurring basis.

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by U.S. government-sponsored entities (the “GSEs”). The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service and review them for reasonableness. We also own equity securities with a carrying value of $7.2 million and $7.5 million at June 30, 2013 and December 31, 2012, respectively, for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

Notes to Unaudited Consolidated Financial Statements

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

		Fair Value Measurements at June 30, 2013 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$7,857,836	$—	$7,857,836	$—
U.S. government-sponsored enterprises debt	289,939	—	289,939	—

Total available for sale debt securities	8,147,775	—	8,147,775	—

Available for sale equity securities:
Financial services industry	$7,215	$7,215	$—	$—

Total available for sale equity securities	7,215	7,215	—	—

Total available for sale securities	$8,154,990	$7,215	$8,147,775	$—

		Fair Value Measurements at December 31, 2012 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$8,040,742	$—	$8,040,742	$—
Corporate debt	420,590	—	420,590	—

Total available for sale debt securities	$8,461,332	$—	$8,461,332	$—

Available for sale equity securities:
Financial services industry	$7,467	$7,467	$—	$—

Total available for sale equity securities	7,467	7,467	—	—

Total available for sale securities	$8,468,799	$7,467	$8,461,332	$—

Assets that were measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with FASB guidance amounted to $261.8 million and $221.5 million at June 30, 2013 and December 31, 2012, respectively. Based on this evaluation, we established an ALL with respect to those loans evaluated for impairment of $901,000 and $1.6 million for those respective periods. There was no provision for loan losses related to these loans for the first six months of 2013 and 2012. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs or the present value of the loan’s expected future cash flows. For impaired loans that are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Notes to Unaudited Consolidated Financial Statements

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted primarily of one-to four-family properties and amounted to $61.6 million and $47.3 million at June 30, 2013 and December 31, 2012, respectively. During the first six months of 2013 and 2012, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $560,000 and $2.3 million, respectively. Write downs and net gains and losses on sale related to foreclosed real estate that were charged to non-interest expense amounted to a net gain of $407,000 and a net loss of $1.3 million for those respective periods.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

	Fair Value Measurements at June 30, 2013 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
		(In thousands)
Impaired loans	$—	$—	$261,836	$(1,685)
Foreclosed real estate	—	—	61,572	407

	Fair Value Measurements at December 31, 2012 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
		(In thousands)
Impaired loans	$—	$—	$221,492	$(873)
Foreclosed real estate	—	—	47,322	(1,881)

The following table provides a reconciliation of assets measured at fair value on a non-recurring basis at June 30, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(In thousands)
	Foreclosed Real Estate	Impaired Loans
Beginning balance at December 31, 2012	$47,322	$221,492
Net gains (losses)	407	(1,685)
Net transfers in (out)	13,843	42,029

Ending balance at June 30, 2013	$61,572	$261,836

Notes to Unaudited Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013.

	June 30, 2013
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans:
One-to four-family mortgages	$248,050	Net Present Value	N/A	0.0-110.5% (0.41%)
Multi-family, Commercial, Construction and Consumer loans	13,786	Appraisal Value	Adjustment for differences between the comparable sales.	N/A

Foreclosed real estate	61,572	Appraisal Value	Adjustment for differences between the comparable sales.	0.0-100.0% (4.16%)

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

The estimated fair values of financial instruments are summarized as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)

Assets:
Cash and due from banks	$97,572	$97,572	$171,042	$171,042
Federal funds sold and other overnight deposits	2,899,637	2,899,637	656,926	656,926
Investment securities held to maturity	39,011	44,097	39,011	45,592
Investment securities available for sale	297,154	297,154	428,057	428,057
Federal Home Loan Bank of New York stock	347,102	347,102	356,467	356,467
Mortgage-backed securities held to maturity	2,453,266	2,602,781	2,976,757	3,172,473
Mortgage-backed securities available for sale	7,857,836	7,857,836	8,040,742	8,040,742
Loans	24,977,668	26,104,807	26,886,065	28,223,227

Liabilities:
Deposits	22,619,271	22,781,628	23,483,917	23,679,903
Borrowed funds	12,175,000	13,874,384	12,175,000	14,368,603

10.	Postretirement Benefit Plans

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

Notes to Unaudited Consolidated Financial Statements

The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended June 30,
	Retirement Plans		Other Benefits
	2013	2012	2013	2012
	(In thousands)

Service cost	$1,293	$1,298	$327	$307
Interest cost	2,121	2,149	527	573
Expected return on assets	(3,244)	(3,007)	—	—
Amortization of:
Net loss	1,511	1,382	298	306
Unrecognized prior service cost	90	90	(391)	(391)

Net periodic benefit cost	$1,771	$1,912	$761	$795

	For the Six Months Ended June 30,
	Retirement Plans		Other Benefits
	2013	2012	2013	2012
	(In thousands)

Service cost	$2,586	$2,596	$654	$614
Interest cost	4,242	4,298	1,054	1,146
Expected return on assets	(6,488)	(6,014)	0	—
Amortization of:
Net loss	3,022	2,764	596	612
Unrecognized prior service cost	180	180	(782)	(782)

Net periodic benefit cost	$3,542	$3,824	$1,522	$1,590

We made no contributions to the pension plans during the first six months of 2013 or 2012.

Notes to Unaudited Consolidated Financial Statements

11.	Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is as follows:

	Unrealized gains (losses) on securities available for sale	Postretirement Benefit Plans	Total
	(In thousands)

Balance at December 31, 2012	$122,630	$(52,660)	$69,970

Other comprehensive loss before reclassifications	(83,089)	—	(83,089)
Amounts reclassified from accumulated other comprehensive income	(4,249)	1,784	(2,465)

Other comprehensive (loss) income	(87,338)	1,784	(85,554)

Balance at June 30, 2013	$35,292	$(50,876)	$(15,584)

Balance at December 31, 2011	$89,339	$(49,688)	$39,651

Other comprehensive loss before reclassifications	24,982	—	24,982
Amounts reclassified from accumulated other comprehensive income	—	1,639	1,639

Other comprehensive (loss) income	24,982	1,639	26,621

Balance at June 30, 2012	$114,321	$(48,049)	$66,272

Notes to Unaudited Consolidated Financial Statements

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of operations for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income			Line Item in the Statement of Operations
(In thousands)	For the Three Months Ended June 30,
	2013	2012

Securities available for sale:
Net realized gain on securities available for sale	$7,183	$—		Gain on securities transaction, net
	(2,934)	—		Income tax expense

Net of income tax expense	4,249	—

Amortization of postretirement benefit pension plans:
Prior service cost	$(301)	$(301	) (a)
Net actuarial loss	1,809	1,688	(a)

Total before income tax expense	1,508	1,387
	(616)	(567)		Income tax expense

Net of income tax expense	892	820

Total reclassifications	$5,141	$820

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income			Line Item in the Statement of Operations
	For the Six Months Ended June 30,
	2013	2012

Securities available for sale:
Net realized gain on securities available for sale	$7,183	$—		Gain on securities transaction, net
	(2,934)	—		Income tax expense

Net of income tax expense	4,249	—

Amortization of postretirement benefit pension plans:
Prior service cost	$(602)	$(602	) (a)
Net actuarial loss	3,618	3,376	(a)

Total before income tax expense	3,016	2,774
	(1,232)	(1,135)		Income tax expense

Net of income tax expense	1,784	1,639

Total reclassifications	$6,033	$1,639

(a)	These items are included in the computation of net period pension cost. See Postretirement Benefit Plans footnote for additional disclosure.

Notes to Unaudited Consolidated Financial Statements

12.	Stock-Based Compensation

Stock Option Plans

A summary of the changes in outstanding stock options is as follows:

	For the Six Months Ended June 30,
	2013		2012
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	27,775,857	$12.97	28,825,986	$12.77
Exercised	(222,510)	6.32	(624,058)	5.51
Forfeited	(2,040,392)	12.94	(17,100)	9.50

Outstanding at end of period	25,512,955	$13.03	28,184,828	$12.93

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

Compensation expense related to our outstanding stock options amounted to $406,000 and $405,000 for the three months ended June 30, 2013 and 2012, respectively and $668,000 and $1.0 million, for the six months ended June 30, 2013 and 2012, respectively.

Notes to Unaudited Consolidated Financial Statements

Stock Awards

During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the 2006 SIP for 847,750 shares of our common stock. These shares were issued from treasury stock and were scheduled to vest in annual installments over a three-year period if certain performance measures were met and employment continued through the vesting date. These performance measures were met and we recorded compensation expense for the 2009 stock awards over the vesting period based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the “2010 stock awards”) pursuant to the 2006 SIP for 18,000 shares of our common stock. Expense for the 2010 stock awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12. There was no compensation expense related to stock awards for the six months ended June 30, 2013. Total compensation expense for stock awards amounted to $19,675 for the three months ended June 30, 2012, respectively, and $39,350 for the six months ended June 30, 2012.

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

Stock unit awards were made in 2012 (the “2012 stock unit awards”) pursuant to the 2011 SIP for a total of $12.7 million, or stock units of 1,768,681 shares. The 2012 stock unit awards to employees vest if service continues through the third anniversary of the awards and certain financial performance measures are met. The 2012 stock unit awards include stock units of 974,528 shares that will be settled, if vested, in shares of our common stock on the third and sixth anniversaries of the awards. The 2012 stock unit awards also included variable performance stock units (“VPUs”) of 718,826 shares which will be settled, if vested, in shares of our common stock on the third anniversary of the awards. Half of each VPU award is conditioned on the ranking of the total shareholder return of the Company’s common stock over the calendar years 2012 to 2014 against the total shareholder return of a peer group of 50 companies and the other half was conditioned on the Company’s attainment of return on tangible equity measures for the calendar year 2012. Based on the level of performance of each award, between 0% and 150% of the VPUs may vest. The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized regardless of whether the market conditions are met. Based on performance through December 31, 2012, the Company has determined that no more than 60.25% of the VPUs subject to the return on tangible equity condition may vest upon service through their vesting dates.

The remaining 75,327 2012 stock unit awards, which were granted to outside directors, vested in April 2013 and will be settled upon such directors resignation from the Board of Directors. Expense for the stock unit awards is recognized over their vesting period and is based on the fair value of our common stock on each stock unit grant date, based on quoted market prices.

Notes to Unaudited Consolidated Financial Statements

Stock unit awards were made in 2013 (the “2013 stock unit awards”) pursuant to the 2011 SIP for a total of $13.2 million, or stock units of 1,618,900 shares. The 2013 stock unit awards include 1,480,100 shares granted to employees in June 2013 that will vest in annual installments, with the first vesting occurring on January 1, 2014, if service continues through January 1, 2016 and certain financial performance measures are met. The remaining 138,800 2013 stock unit awards were granted in April 2013 and will vest in annual installments if service continues through April 2016. These awards will be settled, if vested, in shares of our common stock on the final vesting date.

Total compensation expense for stock unit awards amounted to $1.6 million and $1.8 million for the three months ended June 30, 2013 and 2012, respectively, and $3.4 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively.

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

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2013, since the announcement of the Merger, eighteen putative class action complaints have been filed in the Court of Chancery, Delaware against Hudson City Bancorp, its directors, M&T, and WTC challenging the Merger. Six putative class actions challenging the Merger have also been filed in the Superior Court for Bergen County, Chancery Division, of New Jersey (the “New Jersey Court”). The lawsuits generally allege, among other things, that the Hudson City Bancorp directors breached their fiduciary duties to Hudson City Bancorp’s public shareholders by approving the Merger at an unfair price, that the Merger was the product of a flawed sales process, and that Hudson City Bancorp and M&T filed a misleading and incomplete Form S-4 with the SEC in connection with the proposed transaction. All 24 lawsuits seek, among other things, to enjoin completion of the Merger and an award of costs and attorneys’ fees. Certain of the actions also seek an accounting of damages sustained as a result of the alleged breaches of fiduciary duty and punitive damages.

As disclosed in the Company’s Current Report on Form 8-K dated April 12, 2013, on April 12, 2013, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs regarding the settlement of the actions described above (collectively, the “Actions”).

Under the terms of the MOU, Hudson City Bancorp, M&T, the other named defendants, and all the plaintiffs have reached an agreement in principle to settle the Actions and release the defendants from all claims relating to the Merger, subject to approval of the New Jersey Court. Pursuant to the MOU, Hudson City Bancorp and M&T agreed to make available additional information to Hudson City Bancorp shareholders. The additional information was contained in a Supplement to the Joint Proxy Statement filed with the SEC as an exhibit to a Current Report on Form 8-K dated April 12, 2013. In addition, under the terms of the MOU, plaintiffs’ counsel also has reserved the right to seek an award of attorneys’ fees and expenses. If the New Jersey Court approves the settlement contemplated by the MOU, the Actions will be dismissed with prejudice. The settlement will not affect the Merger consideration to be paid to Hudson City Bancorp’s shareholders in connection with the proposed Merger. In the event the New Jersey Court approves an award of attorneys’ fees and expenses in connection with the settlement, such fees and expenses shall be paid by Hudson City, its successor in interest, or its insurers.

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

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During the first six months of 2013, we continued to focus on our traditional consumer-oriented business model through the origination of one- to four-family mortgage loans. We have funded this loan production with customer deposits and borrowings. Despite an increase in longer term interest rates during the second quarter of 2013, market interest rates have remained at historically low levels during the first six months of 2013 and, as a result, we continued to reduce the size of our balance sheet during each of the first two quarters of 2013, though at a slower pace than in previous quarters. Our total assets decreased to $39.70 billion at June 30, 2013 from $40.60 billion at December 31, 2012.

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

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that economic activity has been expanding at a moderate pace. The FOMC noted that the housing sector has strengthened and household spending and growth in business fixed investment has advanced, but fiscal policy has restrained growth. Labor market conditions have continued to show signs of improvement, but the unemployment rate remains at elevated levels. The national unemployment rate decreased to 7.6% in June 2013 from 7.8% in December 2012 and 8.2% in June 2012. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the second quarter of 2013 and stated that exceptionally low levels for the federal funds rate will be appropriate for at least as long as the unemployment rate remains above 6.5%. Previously, the FOMC stated that these levels for the federal funds rate are likely to be warranted at least through mid-2015.

The FOMC continued its accommodative monetary policy by purchasing additional agency mortgage-backed securities at $40.0 billion per month and longer-term Treasury securities at a pace of $45.0 billion per month to ensure that inflation is at the rate most consistent with its dual mandate regarding both inflation and unemployment. The recent improvement in economic conditions resulted in market speculation of a “tapering” of these programs. As a result, longer-term interest rates increased during the second quarter of 2013 with the rate on the 10 year U.S. Treasury security increasing by approximately 65 basis points. While longer-term interest rates increased during the second quarter of 2013, they still remain at historically low levels. Consequently, the yields on our mortgage-related assets continued to decrease during the second quarter of 2013.

Net interest income decreased $64.4 million, or 28.7%, to $159.9 million for the second quarter of 2013 as compared to $224.3 million for the second quarter of 2012. The decrease in net interest income reflects the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities and the continued low interest rate environment. Our interest rate spread decreased to 1.38% for the second quarter of 2013 as compared to 1.53% for the linked first quarter of 2013 and 1.91% for the second quarter of 2012. Our net interest margin was 1.64% for the second quarter of 2013 as compared 1.78% for the linked first quarter of 2013 and 2.12% for the second quarter of 2012.

Net interest income decreased $121.2 million, or 26.4%, to $337.2 million for the first six months of 2013 as compared to $458.4 million for the first six months of 2012. Our interest rate spread decreased 48 basis points to 1.46% for the six months ended June 30, 2013 as compared to 1.94% for the six months ended June 30, 2012. Our net interest margin decreased 42 basis points to 1.71% for the six months ended June 30, 2013 as compared to 2.13% for the six months ended June 30, 2012. The decreases in our interest rate spread and net interest margin for the three and six months periods ended June 30, 2013 is primarily due to repayments of higher yielding assets due to the low interest rate environment and increases of $2.20 billion and $1.49 billion for those same respective periods in the average balance of Federal funds and other overnight deposits. The average yield earned on Federal funds and other overnight deposits was 0.27% and 0.25% for three and six months ended June 30, 2013, respectively. The increase in the average balance of Federal funds and other overnight deposits was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Mortgage-related assets represented 91% of our average interest-earning assets at June 30, 2013. Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. Given the current market environment and our concerns about taking on additional interest rate risk we expect to continue to reduce the size of our balance sheet.

The provision for loan losses amounted to $12.5 million and $32.5 million for the three and six months ended June 30, 2013 as compared to $25.0 million and $50.0 million for the three and six months ended June 30, 2012, respectively. These decreases in our provision for loan losses were due primarily to the stabilization of home prices, a decrease in the size of the loan portfolio and a decrease in the amount of total delinquent loans. Early stage loan delinquencies (defined as loans that are 30 to 89 days delinquent) decreased $86.1 million to $547.0 million at June 30, 2013 from $633.1 million at December 31, 2012. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, amounted to $1.11 billion at June 30, 2013 as compared to $1.16 billion at December 31, 2012. The ratio of non-performing loans to total loans was 4.42% at June 30, 2013 compared with 4.29% at December 31, 2012. The increase in this ratio was due primarily to a decrease in total loans to $25.18 billion at June 30, 2013 from $27.09 billion at December 31, 2012. Notwithstanding the decrease in non-performing loans, the foreclosure process and the time to complete a foreclosure, while improving, continues to be prolonged, especially in New York and New Jersey where 69% of our non-performing loans are located at June 30, 2013. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries.

Total non-interest income was $9.6 million for the second quarter of 2013 as compared to $2.9 million for the second quarter of 2012. Included in non-interest income for the second quarter of 2013 was a $7.2 million gain on the sale of $405.7 million of corporate bonds. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts. There were no securities sales for the quarter ended June 30, 2012.

Total non-interest income was $12.1 million for the first six months of 2013 as compared to $5.7 million for the same period in 2012. Included in non-interest income for the first six months 2013 was a $7.2 million gain on the sale of corporate bonds. There were no securities sales for the six months ended June 30, 2012.

Total non-interest expense decreased $7.0 million to $76.6 million for the second quarter of 2013 as compared to $83.6 million for the same period in 2012. This decrease was due to an $8.1 million decrease in Federal deposit insurance expense and a $2.2 million decrease in other non-interest expense partially offset by a $2.2 million increase in compensation and benefits.

Total non-interest expense decreased $17.3 million to $157.9 million for the six months ended June 30, 2013 as compared to $175.2 million for the six months ended June 30, 2012. This decrease was due to a $20.0 million decrease in Federal deposit insurance expense partially offset by increases of $1.7 million in compensation and benefits and $1.3 million in occupancy expense.

Net loans decreased $1.91 billion to $24.98 billion at June 30, 2013 from $26.89 billion at December 31, 2012. During the first six months of 2013, our loan production (origination and purchases) amounted to $1.73 billion as compared to $2.53 billion for the same period of 2012. Loan production was offset by principal repayments of $3.55 billion in the first six months of 2013, as compared to $3.59 billion for the first six months of 2012. Loan production declined during the first six months of 2013 which reflects our limited appetite for adding long-term fixed-rate mortgage loans in the current low market interest rate environment. The decrease in net loans was also due to continued elevated levels of refinancing activity caused by low market interest rates.

Total mortgage-backed securities decreased $706.4 million to $10.31 billion at June 30, 2013 from $11.02 billion at December 31, 2012. The decrease in mortgage-backed securities reflected continued elevated levels of repayments. Repayments amounted to $1.79 billion for the first six months of 2013 as compared to $1.74 billion for the same period in 2012. Repayments were partially offset by purchases of $1.25 billion during the six months ended June 30, 2013 of mortgage-backed securities issued by GSEs as compared to $691.4 million during the same period in 2012.

Total deposits amounted to $22.62 billion at June 30, 2013 as compared to $23.48 billion at December 31, 2012. The decrease in deposits was due to our decision to maintain lower deposit rates allowing us to control deposit reductions at a time when we are experiencing excess liquidity from prepayment activity on mortgage-related assets and limited investment opportunities with attractive yields.

Borrowings amounted to $12.18 billion at June 30, 2013 with an average cost of 4.59%, unchanged from December 31, 2012. There are no scheduled maturities for 2013.

On August 27, 2012, the Company entered into an Agreement and Plan of Merger with M&T and WTC, pursuant to which the Company will merge with and into WTC, with WTC continuing as the surviving entity. As part of the Merger, the Bank will merge with and into Manufacturers and Traders Trust Company. Subject to the terms and conditions of the Merger Agreement, in the Merger, Hudson City Bancorp shareholders will have the right to receive with respect to each of their shares of common stock of the Company, at their election (but subject to proration and adjustment procedures), 0.08403 of a share of common stock, or cash having a value equal to the product of 0.08403 multiplied by the average closing price of the M&T Common Stock for the ten days immediately prior to the completion of the Merger. The Merger Agreement also provides that at the closing of the Merger, 40% of the outstanding shares of Hudson City common stock will be converted into the right to receive cash and the remainder of the outstanding shares of Hudson City common stock will be converted into the right to receive shares of M&T Common Stock.

On April 12, 2013, M&T and Hudson City Bancorp announced that additional time will be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On April 13, 2013, M&T and Hudson City Bancorp entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1, among other things, extends the date after which either party may elect to terminate the Merger Agreement if the Merger has not yet been completed from August 27, 2013 to January 31, 2014. While M&T and Hudson City Bancorp extended the date after which either party may elect to terminate the merger agreement from August 27, 2013 to January 31, 2014, there can be no assurances that the Merger will be completed by that date. Amendment No. 1 also permits the Company to take certain interim actions, including with respect to the Company’s conduct of business, retiree benefits, retention incentive and certain other matters with respect to the Company’s personnel, prior to the completion of the Merger. In accordance with these provisions, the Company has implemented additional retention programs with regard to key employees to help ensure continued staffing pending the completion of the Merger in light of the delay in closing. The cost of these programs is not expected to be material to the results of our operations.

The Bank is currently subject to the Bank MOU. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that are intended to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. Prior to the execution of Amendment No. 1, the implementation of the strategic plan had been suspended pending the completion of the Merger. Since the execution of Amendment No.1, we have updated the strategic plan, prioritizing certain matters that can be achieved during the pendency of the Merger. The Company is proceeding with implementation of the prioritized aspects of the updated strategic plan.

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

As previously disclosed, the regulation and oversight of our business has changed significantly in recent years. As described in more detail in Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report on Form 10-K, as supplemented by this report, certain aspects of the Reform Act continue to have a significant impact on us. In July 2013, the federal bank regulatory agencies (the “Agencies”) approved rules that will subject many savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements which will be phased in with the initial provisions effective for us on January 1, 2015. The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Hudson City Bancorp and Hudson City Savings and revise the calculation of risk-weighted assets to enhance their risk sensitivity. We continue to review and prepare for the impact that the Reform Act, the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III, capital standards and related rulemaking will have on our business, financial condition and results of operations.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets decreased $899.9 million, or 2.2%, to $39.70 billion at June 30, 2013 from $40.60 billion at December 31, 2012. The decrease in total assets reflected a $1.91 billion decrease in net loans, a $706.4 million decrease in total mortgage-backed securities and a $309.6 million decrease in other assets, partially offset by a $2.17 billion increase in cash and cash equivalents.

Total cash and cash equivalents increased $2.17 billion to $3.0 billion at June 30, 2013 as compared to $828.0 million at December 31, 2012. This increase is primarily due to continued elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities in the current low interest rate environment as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates. In addition, during the first six months of 2013 we received additional cash from previously accrued tax refunds of $361.3 million. Other assets decreased $309.6 million to $370.3 million at June 30, 2013 from $679.9 million at December 31, 2012 due primarily to the receipt of the accrued tax refund as noted above.

Net loans amounted to $24.98 billion at June 30, 2013 as compared to $26.89 billion at December 31, 2012. During the first six months of 2013, our loan production (origination and purchases) amounted to $1.73 billion as compared to $2.53 billion for the same period in 2012. Loan production was offset by principal repayments of $3.55 billion in the first six months of 2013, as compared to $3.59 billion for the first six months of 2012. Loan production declined during the first six months of 2013 which reflects our limited appetite for adding long-term fixed-rate mortgage loans in the current low market interest rate environment. The decrease in net loans was also due to continued elevated levels of refinancing activity caused by low market interest rates.

Our first mortgage loan production during the first six months of 2013 was substantially all in one- to four-family mortgage loans. Approximately 81.1% of mortgage loan originations for the first six months of 2013 were variable-rate loans as compared to approximately 58.9% for the corresponding period in 2012. Fixed-rate mortgage loans accounted for 57.7% of our first mortgage loan portfolio at June 30, 2013 as compared to 61.1% at December 31, 2012.

Our ALL amounted to $297.3 million at June 30, 2013 and $302.3 million at December 31, 2012. Non-performing loans amounted to $1.11 billion, or 4.42% of total loans, at June 30, 2013 as compared to $1.16 billion, or 4.29% of total loans, at December 31, 2012.

Total mortgage-backed securities decreased $706.4 million to $10.31 billion at June 30, 2013 from $11.02 billion at December 31, 2012. The decrease in mortgage-backed securities reflected continued elevated levels of repayments. Repayments amounted to $1.79 billion for the first six months of 2013 as compared to $1.74 billion for the same period in 2012. Repayments were partially offset by purchases of $1.25 billion of mortgage-backed securities issued by GSEs during the first six months of 2013. At June 30, 2013, variable-rate mortgage-backed securities accounted for 81.3% of our portfolio compared with 86.0% at December 31, 2012.

Total investment securities decreased $130.9 million, or 28.0%, to $336.2 million at June 30, 2013 as compared to $467.1 million at December 31, 2012. The decrease in investment securities is primarily due to the sale of corporate bonds with an amortized cost of $405.7 million. This decrease was partially offset by purchases of $298.0 million of investment securities during the first six months of 2013.

Total liabilities decreased $861.0 million, or 2.4%, to $35.04 billion at June 30, 2013 from $35.90 billion at December 31, 2012. The decrease in total liabilities primarily reflected a decrease in total deposits of $864.6 million, while borrowed funds remained unchanged.

Total deposits decreased $864.6 million, or 3.7%, to $22.62 billion at June 30, 2013 from $23.48 billion at December 31, 2012. The decrease in total deposits reflected a $737.9 million decrease in our money market accounts, an $86.7 million decrease in our time deposits accounts, and a decrease of $79.6 million in our demand accounts. These decreases were partially offset by an increase in savings accounts of $39.2 million. The decrease in our money market and time deposit accounts was due to our decision to maintain lower deposit rates allowing us to control deposit reductions at a time when we are experiencing excess liquidity from prepayment activity on mortgage-related assets and limited investment opportunities with attractive yields. The decrease in our money market accounts is also due to the low interest rate environment and the flexibility that those accounts offer customers to reinvest their funds elsewhere, including the equity markets, as compared to certificates of deposit which carry early withdrawal penalties. We had 135 banking offices at both June 30, 2013 and December 31, 2012.

Borrowings amounted to $12.18 billion at both June 30, 2013 and December 31, 2012. At June 30, 2013, we had $7.18 billion of borrowed funds with an average rate of 4.49% and with put dates within one year. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points.

Total shareholders’ equity decreased $38.9 million to $4.66 billion at June 30, 2013 from $4.70 billion at December 31, 2012. The decrease was primarily due to an $85.6 million change in accumulated other comprehensive loss and cash dividends paid to common shareholders of $59.7 million. The decrease was partially offset by net income of $96.7 million for the six months ended June 30, 2013.

Accumulated other comprehensive loss amounted to $15.6 million at June 30, 2013 as compared to accumulated other comprehensive income of $70.0 million at December 31, 2012 The resulting $85.6 million change in accumulated other comprehensive loss primarily reflects a decrease in the net unrealized gain on securities available for sale at June 30, 2013 as compared to December 31, 2012, due primarily to an increase in market interest rates during the second quarter of 2013.

As of June 30, 2013, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the first six months of 2013 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. At June 30, 2013, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At June 30, 2013, our shareholders’ equity to asset ratio was 11.74% compared with 11.58% at December 31, 2012. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.36 at June 30, 2013 and $9.46 at December 31, 2012. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.06 as of June 30, 2013 and $9.15 at December 31, 2012.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2013 and 2012

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended June 30, 2013 and 2012. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2013				2012
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$25,206,816	$283,857	4.50%		$27,964,835	$336,026	4.81%
Consumer and other loans	231,791	2,611	4.51		275,188	3,220	4.68
Federal funds sold and other overnight deposits	2,938,417	1,969	0.27		740,488	438	0.24
Mortgage-backed securities at amortized cost	9,706,470	52,665	2.17		12,272,475	82,691	2.70
Federal Home Loan Bank stock	347,822	3,516	4.04		434,659	5,536	5.09
Investment securities, at amortized cost	521,924	2,891	2.22		413,945	2,750	2.66

Total interest-earning assets	38,953,240	347,509	3.57		42,101,590	430,661	4.09

Noninterest-earnings assets (4)	1,101,710				1,496,313

Total Assets	$40,054,950				$43,597,903

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	982,386	504	0.21		$908,233	751	0.33
Interest-bearing transaction accounts	2,232,757	1,853	0.33		2,165,699	3,323	0.62
Money market accounts	6,078,945	3,967	0.26		7,772,634	9,178	0.47
Time deposits	12,940,974	40,280	1.25		13,363,531	48,390	1.46

Total interest-bearing deposits	22,235,062	46,604	0.84		24,210,097	61,642	1.02

Repurchase agreements	6,950,000	78,283	4.52		6,950,000	78,016	4.51
Federal Home Loan Bank of New York advances	5,225,000	62,769	4.82		6,920,055	66,750	3.88

Total borrowed funds	12,175,000	141,052	4.65		13,870,055	144,766	4.20

Total interest-bearing liabilities	34,410,062	187,656	2.19		38,080,152	206,408	2.18

Noninterest-bearing liabilities:
Noninterest-bearing deposits	644,520				605,116
Other noninterest-bearing liabilities	243,891				243,351

Total noninterest-bearing liabilities	888,411				848,467

Total liabilities	35,298,473				38,928,619
Shareholders’ equity	4,756,477				4,669,284

Total Liabilities and Shareholders’ Equity	$40,054,950				$43,597,903

Net interest income/net interest rate spread (2)		$159,853	1.38			$224,253	1.91

Net interest-earning assets/net interest margin (3)	$4,543,178		1.64%		$4,021,438		2.12%

Ratio of interest-earning assets to interest-bearing liabilities			1.13	x			1.11	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $112.3 million and $121.4 million for the quarters ended June 30, 2013 and 2012, respectively.

General. Net income was $48.7 million for the second quarter of 2013 as compared to $72.3 million for the second quarter of 2012. Both basic and diluted earnings per common share were $0.10 for the second quarter of 2013 as compared to both basic and diluted earnings per share of $0.15 for the second quarter of 2012. For the second quarter of 2013, our annualized return on average shareholders’ equity was 4.10%, compared with 6.19% for the corresponding period in 2012. Our annualized return on average assets for the second quarter of 2013 was 0.49% as compared to 0.66% for the second quarter of 2012. The decrease in the annualized return on average equity and assets is primarily due to the decrease in net income during the second quarter of 2013.

Interest and Dividend Income. Total interest and dividend income for the second quarter of 2013 decreased $83.2 million, or 19.3%, to $347.5 million from $430.7 million for the second quarter of 2012. The decrease in total interest and dividend income was due to a decrease in the average balance of total interest-earning assets of $3.15 billion, or 7.5%, to $38.95 billion for the second quarter of 2013 from $42.10 billion for the second quarter of 2012 as well as a decrease in the annualized weighted-average yield on total interest earning assets. The decrease in the average balance of total interest-earning assets was due primarily to repayments of mortgage-related assets during 2012 and the first half of 2013 as a result of the low interest rate environment and our decision not to reinvest in low yielding, long term assets. The annualized weighted-average yield on total interest-earning assets was 3.57% for the second quarter of 2013 as compared 4.09% for the second quarter in 2012. The decrease in the weighted average yield of interest-earning assets was due to lower market interest rates earned on mortgage-related assets and an increase in the average balance of Federal funds and other overnight deposits which had an average yield of 0.27% during the second quarter of 2013.

Interest on first mortgage loans decreased $52.1 million, or 15.5%, to $283.9 million for the second quarter of 2013 from $336.0 million for the second quarter of 2012. This was primarily due to a $2.75 billion decrease in the average balance of first mortgage loans to $25.21 billion for the second quarter of 2013 from $27.96 billion for the same quarter in 2012. The decrease in interest income on mortgage loans was also due to a 31 basis point decrease in the annualized weighted-average yield to 4.50% for the second quarter of 2013 from 4.81% for the second quarter of 2012.

The decrease in the average yield earned on first mortgage loans during the three months ended June 30, 2013 was due to lower market interest rates on mortgage products and continued mortgage refinancing activity. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the average balance of our first mortgage loans to decline as our loan production decreased reflecting our low appetite for adding long-term fixed-rate mortgage loans in the current low interest rate environment.

Interest on consumer and other loans decreased $609,000 to $2.6 million for the second quarter of 2013 from $3.2 million for the second quarter of 2012 due to a decrease in the average balance of consumer and other loans. The average balance of consumer and other loans decreased $43.4 million to $231.8 million for the second quarter of 2013 from $275.2 million for the second quarter of 2012 and the average yield earned decreased 17 basis points to 4.51% from 4.68% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the annualized weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $30.0 million to $52.7 million for the second quarter of 2013 from $82.7 million for the second quarter of 2012. This decrease was due primarily to a $2.56 billion decrease in the average balance of mortgage-backed securities to $9.71 billion for the second quarter of 2013 from $12.27 billion for the second quarter of 2012. The decrease in interest on mortgage-backed securities was also due to a 53 basis point decrease in the annualized weighted-average yield to 2.17% for the second quarter of 2013 from 2.70% for the second quarter of 2012.

The decrease in the average yield earned on mortgage-backed securities during the quarter ended June 30, 2013 was a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this continued low interest rate environment. The decrease in the average balance of mortgage-backed securities during the second quarter of 2013 was due primarily to elevated levels of principal repayments in the current low interest rate environment.

Interest on investment securities increased $141,000 to $2.9 million for the second quarter of 2013 as compared to $2.8 million for the second quarter of 2012. This increase was due to a $108.0 million increase in the average balance of investment securities to $521.9 million for the second quarter of 2013 as compared to $413.9 million for the second quarter of 2012. This increase was partially offset by a decrease in the average yield on investment securities of 44 basis points to 2.22% for the second quarter of 2013 from 2.66% for the second quarter of 2012. The decrease in the average yield earned reflects current market interest rates.

Dividends on FHLB stock decreased $2.0 million, or 36.4%, to $3.5 million for the second quarter of 2013 as compared to $5.5 million for the second quarter of 2012. This decrease was due primarily to a 105 basis point decrease in the average dividend yield earned to 4.04% for the second quarter of 2013 from 5.09% for the second quarter of 2012. Additionally, there was an $86.9 million decrease in the average balance of FHLB stock to $347.8 million for the second quarter of 2013 from $434.7 million for the second quarter of 2012. The decrease in the average balance of FHLB stock for the quarter ended June 30, 2013 was primarily due to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Interest on Federal funds and other overnight deposits sold amounted to $2.0 million for the second quarter of 2013 as compared to $438,000 for the second quarter of 2012. The average balance of Federal funds sold and other overnight deposits amounted to $2.94 billion for the second quarter of 2013 as compared to $740.5 million for the second quarter of 2012. The yield earned on Federal funds sold and other overnight deposits was 0.27% for the 2013 second quarter and 0.24% for the 2012 second quarter. The increase in the average balance of Federal funds and other overnight deposits was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Interest Expense. Total interest expense for the quarter ended June 30, 2013 decreased $18.7 million, or 9.1%, to $187.7 million from $206.4 million for the quarter ended June 30, 2012. This decrease was primarily due to a $3.67 billion, or 9.6%, decrease in the average balance of total interest-bearing liabilities to $34.41 billion for the quarter ended June 30, 2013 from $38.08 billion for the second quarter of 2012. The annualized weighted-average cost of total interest-bearing liabilities was 2.19% for the quarter ended June 30, 2013 as compared to 2.18% for the quarter ended June 30, 2012. The decrease in the average balance of total interest-bearing liabilities was due primarily to a $1.97 billion decrease in the average balance of total deposits and a $1.69 billion decrease in the average balance of borrowings.

Interest expense on our time deposit accounts decreased $8.1 million to $40.3 million for the second quarter of 2013 from $48.4 million for the second quarter of 2012. The decrease in interest expense on time deposits was due to a 21 basis point decrease in the annualized weighted-average cost to 1.25% for the second quarter of 2013 compared with 1.46% for the second quarter of 2012 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was also due to a $422.6 million decrease in the average balance of time deposit accounts to $12.94 billion for the second quarter of 2013 from $13.36 billion for the second quarter of 2012. The decline in the average balance of our time deposits also reflects our decision to lower deposit rates to continue our balance sheet reduction.

Interest expense on money market accounts decreased $5.2 million to $4.0 million for the second quarter of 2013 from $9.2 million for the second quarter of 2012. This was due primarily to a decrease in the annualized weighted-average cost of 21 basis points to 0.26% for the second quarter of 2013 from 0.47% for the second quarter of 2012. In addition, the average balance of money market accounts decreased $1.69 billion to $6.08 billion for the second quarter of 2013 as compared to $7.77 billion for the second quarter of 2012. Interest expense on our interest-bearing transaction accounts decreased $1.4 million to $1.9 million for the second quarter of 2013 from $3.3 million for the second quarter of 2012. The decrease is due to a 29 basis point decrease in the annualized weighted-average cost to 0.33% for the second quarter of 2013 as compared to 0.62% for the second quarter of 2012. The effect of the decrease in the weighted-average cost was partially offset by a $67.1 million increase in the average balance to $2.23 billion for the second quarter of 2013 as compared to $2.17 billion for the second quarter of 2012.

The decrease in the average cost of deposits for the first six months of 2013 reflected lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction. At June 30, 2013, time deposits scheduled to mature within one year totaled $7.88 billion with an average cost of 0.82%. These time deposits are scheduled to mature as follows: $2.62 billion with an average cost of 0.61% in the third quarter of 2013, $2.08 billion with an average cost of 0.83% in the fourth quarter of 2013, $1.56 billion with an average cost of 1.04% in the first quarter of 2014 and $1.62 billion with an average cost of 0.93% in the second quarter of 2014. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

Interest expense on borrowed funds decreased $3.7 million to $141.1 million for the second quarter of 2013 from $144.8 million for the second quarter of 2012. This decrease was due to a $1.69 billion decrease in the average balance of borrowed funds to $12.18 billion for the second quarter of 2013 from $13.87 billion for the second quarter of 2012. This decrease was partially offset by a 45 basis point increase in the annualized weighted-average cost of borrowed funds to 4.65% for the second quarter of 2013 from 4.20% for the second quarter of 2012. The decrease in the average balance of borrowings was due primarily to the maturity of $2.55 billion of borrowings after the first quarter of 2012, including $2.25 billion of short-term borrowings which were not replaced with new borrowings. These short-term borrowings had considerably lower interest rates than the remaining borrowings and, consequently, as the borrowings matured, the overall weighted average cost of the remaining borrowings increased.

Borrowings amounted to $12.18 billion at June 30, 2013 with an average cost of 4.59%. There are no scheduled maturities for 2013.

At June 30, 2013 we had $7.18 billion of borrowings with put dates within one year. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. See “Liquidity and Capital Resources.”

Net Interest Income. Net interest income decreased $64.4 million, or 28.7%, to $159.9 million for the second quarter of 2013 from $224.3 million for the second quarter of 2012. The decrease in net interest income reflects the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities and the continued low interest rate environment. Our interest rate spread decreased to 1.38% for the second quarter of 2013 as compared to 1.53% for the linked first quarter of 2013 and 1.91% for the second quarter of 2012. Our net interest margin was 1.64% for the second quarter of 2013 as compared 1.78% for the linked first quarter of 2013 and 2.12% for the second quarter of 2012.

The decreases in our interest rate spread and net interest margin for the three months ended June 30, 2013 is primarily due to repayments of higher yielding assets due to the low interest rate environment and a $2.20 billion increase in the average balance of Federal funds and other overnight deposits, which yielded 0.27% during this same period.

Provision for Loan Losses. The provision for loan losses amounted to $12.5 million for the quarter ended June 30, 2013 as compared to $25.0 million for the quarter ended June 30, 2012. The ALL amounted to $297.3 million at June 30, 2013 and $302.3 million at December 31, 2012. The decrease in the provision for loan losses for the quarter ended June 30, 2013 is due primarily to the stabilization of home prices, a decrease in the size of the loan portfolio and a decrease in the amount of total delinquent loans. We recorded our provision for loan losses during the first six months of 2013 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan production is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. For the first six months of 2013, the average LTV ratio for our first mortgage loan originations and our total first mortgage loan portfolio were 58.6% and 58.9%, respectively, using the appraised value of the collateral property at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the second quarter of 2013, we concluded that home values in our primary lending markets have increased 3% since the second quarter of 2012.

Economic conditions continued to improve during the first six months of 2013 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate which, while improving, remains at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $1.11 billion at June 30, 2013 as compared to $1.16 billion at December 31, 2012 and $1.09 billion at June 30, 2012. Non-performing loans at June 30, 2013 included $1.10 billion of one- to four-family first mortgage loans as compared to $1.15 billion at December 31, 2012. The ratio of non-performing loans to total loans was 4.42% at June 30, 2013 as compared to 4.29% at December 31, 2012 and 3.88% at June 30, 2012. Loans delinquent 30 to 59 days amounted to $334.4 million at June 30, 2013 as compared to $393.8 million at December 31, 2012 and $409.7 million at June 30, 2012. Loans delinquent 60 to 89 days amounted to $212.6 million at June 30, 2013 as compared to $239.3 million at December 31, 2012 and $190.2 million at June 30, 2012. Foreclosed real estate amounted to $61.6 million at June 30, 2013 as compared to $47.3 million at December 31, 2012, and $40.6 million at June 30, 2012. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) decreased $86.1 million to $547.0 million at June 30, 2013 from $633.1 million at December 31, 2012 and decreased $52.9 million from $599.9 million at June 30, 2012. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values in recent years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios at origination have helped to moderate our charge-offs.

At June 30, 2013, the ratio of the ALL to non-performing loans was 26.73% as compared to 26.01% at December 31, 2012 and 26.32% at June 30, 2012. The ratio of the ALL to total loans was 1.18% at June 30, 2013 as compared to 1.12% at December 31, 2012 and 1.02% at June 30, 2012. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as that is not a business we have actively pursued.

We obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs amounted to $20.9 million for the second quarter of 2013 as compared to $27.4 million for the first quarter of 2013 and $23.0 million for the second quarter of 2012. Recoveries of amounts previously charged-off amounted to $4.6 million for the second quarter of 2013 as compared to $6.1 million for the first quarter of 2013 and $5.2 million for the second quarter of 2012. Write-downs and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $803,000 for the second quarter of 2013 as compared to a net loss of $202,000 for the second quarter of 2012. The results of our reappraisal process, our recent charge-off history and our loss experience related to the sale of foreclosed real estate are considered in the determination of the ALL.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at June 30, 2013, 83.3% of our loan portfolio and 76.2% of our non-performing loans are located in the New York metropolitan area. We obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 14.7% at June 30, 2013 compared to 14.3% at December 31, 2012.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during the first six months of 2013. The recent adjustment to our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at June 30, 2013 was 58.9%, using appraised values at the time of origination. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 76.2% of our non-performing loans were located at June 30, 2013, by approximately 23% from the peak of the market in 2006 through April 2013 and by 25% nationwide during that period. The average LTV ratio of our non-performing loans was approximately 74.2% at June 30, 2013. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $16.3 million for the second quarter of 2013 as compared to net charge-offs of $17.8 million for the second quarter of 2012. Net charge-offs as a percentage of average loans was 0.26% for the quarter ended June 30, 2013 as compared to 0.25% for the quarter ended June 30, 2012. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. Due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, our foreclosure process and the time to complete a foreclosure continue to be prolonged, especially in New York and New Jersey where 69% of our non-performing loans are located. If real estate prices do not improve or decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

At June 30, 2013 and December 31, 2012, commercial and construction loans evaluated for impairment amounted to $11.2 million and $13.4 million, respectively. Based on this evaluation, we established an ALL of $901,000 for these loans classified as impaired at June 30, 2013 compared to $1.6 million at December 31, 2012.

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

Non-Interest Income. Total non-interest income was $9.6 million for the second quarter of 2013 as compared to $2.9 million for the second quarter of 2012. Included in non-interest income for the second quarter of 2013 was a $7.2 million gain on the sale of corporate bonds with an amortized cost of $405.7 million. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts. There were no securities sales for the quarter ended June 30, 2012.

Non-Interest Expense. Total non-interest expense decreased $7.0 million to $76.6 million for the second quarter of 2013 as compared to $83.6 million for the same period in 2012. This decrease was due to an $8.1 million decrease in Federal deposit insurance expense and a $2.2 million decrease in other non-interest expenses partially offset by a $2.2 million increase in compensation and benefits.

Compensation and employee benefit costs increased $2.2 million, or 7.2%, to $32.6 million for the second quarter of 2013 as compared to $30.4 million for the same period in 2012. The increase in compensation and employee benefit costs is primarily due to increases of $1.6 million in stock benefit plan expense and $1.3 million in compensation costs. The increase in compensation costs reflects a number of factors, including normal salary increases and incentive compensation plan accruals. These increases were partially offset by a $650,000 decrease in health plan expense. At June 30, 2013, we had 1,522 full-time equivalent employees as compared to 1,599 at June 30, 2012.

For the quarter ended June 30, 2013, Federal deposit insurance expense decreased $8.1 million, or 29.2%, to $19.6 million from $27.7 million for the quarter ended June 30, 2012. The decrease in Federal deposit insurance expense for the quarter ended June 30, 2013 is primarily due to the reduction in the size of our balance sheet and a decrease in our deposit assessment rate.

Other expenses decreased $2.2 million for the quarter ended June 30, 2013 to $14.7 million as compared to $16.9 million for the second quarter of 2012. Included in other non-interest expense were write-downs on foreclosed real estate and net gains and losses on the sale of foreclosed real estate which amounted to a net gain of $803,000 for the second quarter of 2013 as compared to a net loss of $202,000 for the second quarter of 2012. We sold 58 properties during the second quarter of 2013 and had 149 properties in foreclosed real estate with a carrying value of $61.6 million, 35 of which were under contract to sell as of June 30, 2013. For the second quarter of 2012, we sold 38 properties and had 127 properties in foreclosed real estate, of which 32 were under contract to sell as of June 30, 2012.

Income Taxes. Income tax expense amounted to $31.6 million for the second quarter of 2013 compared with an income tax expense of $46.3 million for the same quarter in 2012. Our effective tax rate for the second quarter of 2013 was 39.34% compared with 39.06% for the second quarter of 2012.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2013 and 2012

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the six months ended June 30, 2013 and 2012. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Six Months Ended June 30,
	2013				2012
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$25,692,014	$578,247	4.50%		$28,249,757	$678,751	4.81%
Consumer and other loans	238,701	5,316	4.45		281,402	6,603	4.69
Federal funds sold and other overnight deposits	2,311,499	2,841	0.25		821,939	1,006	0.25
Mortgage-backed securities at amortized cost	9,997,654	113,572	2.27		12,507,416	173,331	2.77
Federal Home Loan Bank stock	352,121	7,724	4.39		464,774	14,025	6.04
Investment securities, at amortized cost	487,337	5,874	2.41		408,162	5,736	2.81

Total interest-earning assets	39,079,326	713,574	3.65		42,733,450	879,452	4.12

Noninterest-earnings assets (4)	1,194,491				1,505,320

Total Assets	$40,273,817				$44,238,770

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	972,192	1,105	0.23		$894,730	1,573	0.35
Interest-bearing transaction accounts	2,252,840	3,988	0.36		2,086,520	6,589	0.64
Money market accounts	6,330,416	9,553	0.30		8,117,980	21,835	0.54
Time deposits	12,950,186	81,097	1.26		13,413,771	99,521	1.49

Total interest-bearing deposits	22,505,634	95,743	0.86		24,513,001	129,518	1.06

Repurchase agreements	6,950,000	155,337	4.51		6,950,000	156,198	4.52
Federal Home Loan Bank of New York advances	5,225,000	125,258	4.83		7,344,766	135,365	3.71

Total borrowed funds	12,175,000	280,595	4.65		14,294,766	291,563	4.10

Total interest-bearing liabilities	34,680,634	376,338	2.19		38,807,767	421,081	2.18

Noninterest-bearing liabilities:
Noninterest-bearing deposits	576,235				543,800
Other noninterest-bearing liabilities	271,296				246,428

Total noninterest-bearing liabilities	847,531				790,228

Total liabilities	35,528,165				39,597,995
Shareholders’ equity	4,745,652				4,640,775

Total Liabilities and Shareholders’ Equity	$40,273,817				$44,238,770

Net interest income/net interest rate spread (2)		$337,236	1.46			$458,371	1.94

Net interest-earning assets/net interest margin (3)	$4,398,692		1.71%		$3,925,683		2.13%

Ratio of interest-earning assets to interest-bearing liabilities			1.13	x			1.10	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $112.8 million and $115.8 million for the six months ended June 30, 2013 and 2012, respectively.

General. Net income was $96.7 million for the six months ended June 30, 2013 as compared to net income of $145.3 million for the six months ended June 30, 2012. Both basic and diluted earnings per common share were $0.19 for the six months ended June 30, 2013 as compared to earnings per share of $0.29 for the six months ended June 30, 2012. For the six months ended June 30, 2013, our annualized return on average shareholders’ equity was 4.07%, compared with 6.26% for the corresponding period in 2012. Our annualized return on average assets for the six months ended June 30, 2012 was 0.48% as compared to 0.66% for the six months ended June 30, 2012.

Interest and Dividend Income. Total interest and dividend income for the six months ended June 30, 2013 decreased $165.9 million, or 18.9%, to $713.6 million from $879.5 million for the six months ended June 30, 2012. The decrease in total interest and dividend income was primarily due to a decrease in the average balance of total interest-earning assets of $3.65 billion, or 8.6%, to $39.08 billion for the first six months of 2013 from $42.73 billion for the same period in 2012. The decrease in total interest and dividend income was also due to a decrease of 47 basis points in the annualized weighted-average yield on total interest-earning assets to 3.65% for the six months ended June 30, 2013 from 4.12% for the same period in 2012. The decrease in the average balance of total interest-earning assets was due primarily to repayments of mortgage-related assets during the latter half of 2012 and the first half of 2013 as a result of the low interest rate environment and our decision not to reinvest in low yielding, long term assets. The decrease in the weighted average yield of interest-earning assets was due to lower market interest rates earned on mortgage-related assets and a $1.49 billion increase in the average balance of Federal funds and other overnight deposits which had an average yield of 0.25% during the six months ended June 30, 2013.

For the six months ended June 30, 2013, interest on first mortgage loans decreased $100.6 million, or 14.8%, to $578.2 million from $678.8 million for the six months ended June 30, 2012. This was primarily due to a $2.56 billion decrease in the average balance of first mortgage loans to $25.69 billion for the six months ended June 30, 2013 from $28.25 billion for the six months ended June 30, 2012. The decrease in interest income on mortgage loans was also due to a 31 basis point decrease in the annualized weighted-average yield to 4.50% for the six months ended June 30, 2013 from 4.81% for the six months ended June 30, 2012

The decrease in the average yield earned on first mortgage loans during the six month period ended June 30, 2013 was due to lower market interest rates on mortgage products and continued mortgage refinancing activity. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the average balance of our first mortgage loans to decline as our loan production decreased reflecting our low appetite for adding long-term fixed-rate mortgage loans in the current low interest rate environment.

Interest on consumer and other loans decreased $1.3 million to $5.3 million for the six months ended June 30, 2013 as compared to $6.6 million for the six months ended June 30, 2012. The average balance of consumer and other loans decreased $42.7 million to $238.7 million for the first six months of 2013 as compared to $281.4 million for the first six months of 2012 and the average yield earned decreased 24 basis points to 4.45% from 4.69% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the annualized weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $59.7 million to $113.6 million for the six months ended June 30, 2013 from $173.3 million for the six months ended June 30, 2012. This decrease was due primarily to a $2.51 billion decrease in the average balance of mortgage-backed securities to $10.00 billion during the first six months of 2013 from $12.51 billion for the same period in 2012. The decrease in interest on mortgage-backed securities was also due to a 50 basis point decrease in the annualized weighted-average yield to 2.27% for the first six months of 2013 from 2.77% for the first six months of 2012.

The decrease in the average yield earned on mortgage-backed securities for the six months ended June 30, 2013 was a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this continued low interest rate environment. The decrease in the average balance of mortgage-backed securities during the first six months of 2013 was due primarily to elevated levels of principal repayments in the current low interest rate environment.

For the six months ended June 30, 2013, interest on investment securities increased $138,000 to $5.9 million as compared to $5.7 million for the six months ended June 30, 2012. This increase was due to a $79.1 million increase in the average balance of investment securities to $487.3 million for the six months ended June 30, 2013 as compared to $408.2 million for the same period in 2012. This increase was partially offset by a decrease of 40 basis points in the annualized weighted-average yield to 2.41% for the 2013 six-month period as compared to 2.81% for the same period in 2012. The decrease in the average yield earned reflects current market interest rates.

Dividends on FHLB stock decreased $6.3 million, or 45.0%, to $7.7 million for the six months ended June 30, 2013 from $14.0 million for the comparable period in 2012. The decrease was primarily due to a 165 basis point decrease in the average dividend yield earned to 4.39% from 6.04% for the first six months of 2012. In addition, there was a $112.7 million decrease in the average balance of FHLB stock to $352.1 million for the first six months of 2013 as compared to $464.8 million for the same period in 2012.

Interest on Federal funds sold amounted to $2.8 million for the six months ended June 30, 2013 as compared to $1.0 million for the same period in 2012. The average balance of Federal funds sold amounted to $2.31 billion for the first six months of 2013 as compared to $821.9 million for the same period in 2012. The yield earned on Federal funds sold was 0.25% for both the six months ended June 30, 2013 and 2012, respectively. The increase in the average balance of Federal funds and other overnight deposits for the six months ended June 30, 2013 was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Interest Expense. For the six months ended June 30, 2013 total interest expense decreased $44.8 million, or 10.6%, to $376.3 million from $421.1 million for the six months ended June 30, 2012. This decrease was primarily due to a $4.13 billion, or 10.6%, decrease in the average balance of total interest-bearing liabilities to $34.68 billion for the six months ended June 30, 2013 compared with $38.81 billion for the six months ended June 30, 2012. The annualized weighted-average cost of total interest-bearing liabilities was 2.19% for the six months ended June 30, 2013 as compared to 2.18% for the six months ended June 30, 2012. The decrease in the average balance of total interest-bearing liabilities was due primarily to a $2.00 billion decrease in the average balance of total deposits and a $2.11 billion decrease in the average balance of borrowings.

Interest expense on our time deposit accounts decreased $18.4 million to $81.1 million for the six months ended June 30, 2013 as compared to $99.5 million for the six months ended June 30, 2012. This decrease was due to a 23 basis point decrease in the annualized weighted-average cost to 1.26% for the six months ended June 30, 2013 compared with 1.49% for the six months ended June 30, 2012 as maturing time deposits were renewed or replaced by new time deposits at lower rates. The decrease was also due to a $463.6 million decrease in the average balance of time deposit accounts to $12.95 billion for the six months ended June 30, 2013 from $13.41 billion for the same period in 2012, respectively. The decline in the average balance of our time deposits reflects our decision to lower deposit rates to continue our balance sheet reduction while profitable investment opportunities remain scarce in the current environment.

Interest expense on money market accounts decreased $12.2 million to $9.6 million for the six months ended June 30, 2013 from $21.8 million for the same period in 2012. This decrease was due to a decrease in the annualized weighted-average cost of 24 basis points to 0.30% for the six months ended June 30, 2013 from 0.54% for the same period in 2012. This decrease was also the result of a $1.79 billion decrease in the average balance of money market accounts to $6.33 billion for the six months ended June 30, 2013 as compared to $8.12 billion for the six months ended June 30, 2012. Interest expense on our interest-bearing transaction accounts decreased $2.6 million to $4.0 million for the six months ended June 30, 2013 from $6.6 million for the same period in 2012. The decrease is due to a 28 basis point decrease in the annualized weighted-average cost to 0.36% for the six months ended June 30, 2013 as compared to 0.64% for the same period in 2012. The effect of the decrease in the weighted average cost was partially offset by a $166.3 million increase in the average balance to $2.25 billion for the six months ended June 30, 2013 as compared to $2.09 billion for the same period in 2012.

The decrease in the average cost of deposits for the first six months of 2013 reflected lower market interest rates and our decision to lower deposit rates to continue our balance sheet reduction.

For the six months ended June 30, 2013 interest expense on borrowed funds decreased $11.0 million to $280.6 million as compared to $291.6 million for the six months ended June 30, 2012. This decrease was due to a $2.11 billion decrease in the average balance of borrowed funds to $12.18 billion for the first six months of 2013 as compared to $14.29 billion for the first six months of 2012. This decrease was partially offset by a 55 basis point increase in the annualized weighted-average cost of borrowed funds to 4.65% for the first six months of 2013 as compared to 4.10% for the first six months of 2012. The decrease in the average balance of borrowings was due primarily to the maturity of $3.45 billion of borrowings during 2012, including $3.0 billion of short-term borrowings which were not replaced with new borrowings. These short-term borrowings had considerably lower interest rates than the remaining borrowings and, consequently, as the borrowings matured, the overall weighted average cost of the remaining borrowings increased.

Net Interest Income. Net interest income decreased $121.2 million, or 26.4%, to $337.2 million for the six months ended June 30, 2013 as compared to $458.4 million for the six months ended June 30, 2012. Our interest rate spread decreased 48 basis points to 1.46% for the six months ended June 30, 2013 as compared to 1.94% for the six months ended June 30, 2012. Our net interest margin decreased 42 basis points to 1.71% for the six months ended June 30, 2013 as compared to 2.13% for the same period in 2012. The decrease in our interest rate spread and net interest margin was primarily due to repayments of higher yielding assets due to the low interest rate environment and the lack of attractive reinvestment opportunities due to the low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Provision for Loan Losses. The provision for loan losses amounted to $32.5 million for the six months ended June 30, 2013 as compared to $50.0 million for the six months ended June 30, 2012. The ALL amounted to $297.3 million at June 30, 2013 and $302.3 million at December 31, 2012. The decrease in our provision for loan losses for the six months ended June 30, 2013 was due primarily to the stabilization of home prices, a decrease in the size of the loan portfolio and a decrease in the amount of total delinquent loans. We recorded our provision for loan losses during the first six months of 2013 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012 – Provision for Loan Losses.”

Non-Interest Income. Total non-interest income was $12.1 million for the first six months of 2013 as compared to $5.7 million for the same period in 2012. Included in non-interest income for the first six months 2013 was a $7.2 million gain on the sale of corporate bonds. There were no securities sales for the six months ended June 30, 2012.

Non-Interest Expense. Total non-interest expense amounted to $157.9 million for the six months ended June 30, 2013 as compared to $175.2 million for the six months ended June 30, 2012.

Compensation and employee benefit costs increased $1.7 million, or 2.7%, to $64.2 million for the first six months of 2013 as compared to $62.5 million for the same period in 2012. The increase in compensation costs is primarily due to increases of $1.2 million in stock benefit plan expense and $581,000 in compensation costs. The increase in compensation costs reflects normal salary increases and payments related to employee departures. These increases were partially offset by a $303,000 decrease in health plan expenses. At June 30, 2013, we had 1,522 full-time equivalent employees as compared to 1,622 at December 31, 2012 and 1,599 at June 30, 2012.

For the six months ended June 30, 2013 Federal deposit insurance expense decreased $20.0 million, or 31.4%, to $43.7 million from $63.7 million for the six months ended June 30, 2012. This decrease was due primarily to a reduction in the size of our balance sheet and a decrease in our assessment rate.

Included in other non-interest expense were write-downs on foreclosed real estate and net gains and losses on the sale of foreclosed real estate which amounted to a net gain of $407,000 for the six months ended June 30, 2013 as compared to a net loss of $1.3 million for the comparable period in 2012. We sold 91 properties during the first six months of 2012 as compared to 104 properties for the same period in 2012. Expenses associated with foreclosed real estate were $6.2 million and $4.1 million for the six months ended June 30, 2013 and 2012, respectively.

Income Taxes. Income tax expense amounted to $62.3 million for the six months ended of 2013 compared with an income tax expense of $93.7 million for the same quarter in 2012. Our effective tax rate was 39.20% for both the six months ended of June 30, 2013 and 2012, respectively.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

First mortgage loans:
One- to four-family:
Amortizing	$20,067,910	79.72%	$21,633,889	79.85%
Interest-only	4,169,124	16.56	4,485,875	16.56
FHA/VA	683,151	2.71	687,172	2.54
Multi-family and commercial	28,295	0.11	32,259	0.12
Construction	2,723	0.01	4,669	0.02

Total first mortgage loans	24,951,203	99.11	26,843,864	99.09

Consumer and other loans
Fixed-rate second mortgages	94,294	0.37	106,239	0.39
Home equity credit lines	111,880	0.45	119,872	0.44
Other	17,869	0.07	20,904	0.08

Total consumer and other loans	224,043	0.89	247,015	0.91

Total loans	25,175,246	100.00%	27,090,879	100.00%

Deferred loan costs	99,710		97,534
Allowance for loan losses	(297,288)		(302,348)

Net loans	$24,977,668		$26,886,065

At June 30, 2013, first mortgage loans secured by one-to four-family properties accounted for 99.0% of total loans. Fixed-rate mortgage loans represent 57.7% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our lending standards.

Included in our loan portfolio at June 30, 2013 are interest-only loans of approximately $4.17 billion, or 16.6% of total loans as compared to $4.49 billion, or 16.6%, of total loans at December 31, 2012. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $156.6 million, or 14.1%, of non-performing loans at June 30, 2013 as compared to non-performing interest-only loans of $182.2 million, or 15.7%, of non-performing loans at December 31, 2012.

In addition to our full documentation loan program, we originate and purchase loans to certain eligible borrowers as reduced documentation loans. Generally the maximum loan amount for reduced documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for reduced documentation loans to complete a Freddie Mac/Fannie Mae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the reduced documentation processing, although delinquencies that are adequately explained will not prohibit processing as a reduced documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We collect and analyze data relating to reduced documentation loans that we originate. As part of our wholesale loan program, we allowed sellers to include reduced documentation loans in each pool of purchased mortgage loans but generally limited the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have had a maximum LTV ratio of 70% and meet other characteristics such as maximum loan size. However, we have not tracked wholesale reduced documentation loans on our mortgage loan system. We have not purchased any loans of this nature since 2010 when the program was eliminated. Included in our loan portfolio at June 30, 2013 are $4.02 billion of originated amortizing reduced documentation loans and $862.1 million of originated reduced documentation interest-only loans. Non-performing loans at June 30, 2013 include $148.4 million of originated amortizing reduced documentation loans and $52.0 million of originated interest-only reduced documentation loans. Included in our loan portfolio at December 31, 2012 were $3.98 billion of originated amortizing reduced documentation loans and $901.0 million of originated reduced documentation interest-only loans. Non-performing loans at December 31, 2012 included $153.5 million of originated amortizing reduced documentation loans and $63.8 million of originated interest-only reduced documentation loans.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At June 30, 2013		At December 31, 2012
	Total loans	Non-performing Loans	Total loans	Non-performing Loans

New Jersey	42.4%	45.8%	43.0%	47.9%
New York	26.2	22.9	24.7	22.0
Connecticut	14.7	7.5	14.7	7.1

Total New York metropolitan area	83.3	76.2	82.4	77.0

Pennsylvania	4.6	2.1	4.8	1.9
Illinois	1.9	4.8	2.0	4.6
Maryland	1.8	4.6	2.0	4.2
Virginia	1.4	2.1	2.4	2.6
All others	7.0	10.2	6.4	9.7

Total Outside New York metropolitan area	16.7	23.8	17.6	23.0

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets as of the dates indicated.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Non-accrual loans:
One-to four-family amortizing loans	$684,755	$732,126
One-to four-family interest-only loans	143,558	179,540
Troubled debt restructurings	133,015	107,319
Multi-family and commercial mortgages	1,905	1,688
Construction loans	2,723	4,669
Consumer and other loans	5,865	7,632

Total non-accrual loans	971,821	1,032,974
Accruing loans delinquent 90 days or more (1)	140,385	129,553

Total non-performing loans	1,112,206	1,162,527
Foreclosed real estate, net	61,572	47,322

Total non-performing assets	$1,173,778	$1,209,849

Non-performing loans to total loans	4.42%	4.29%
Non-performing assets to total assets	2.96	2.98

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement. Restructured accruing loans totaled $124.7 million at June 30, 2013 and $107.8 million at December 31, 2012. Restructured loans included in non-performing loans totaled $133.0 million at June 30, 2013 and $107.3 million at December 31, 2012.

The following table is a comparison of our delinquent loans at June 30, 2013 and December 31, 2012:

	30-59 Days		60-89 Days		90 Days or More
At June 30, 2013	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four- family first mortgages:
Amortizing	753	$256,349	438	$171,177	2,484	$803,042
Interest-only	59	44,908	41	31,446	272	156,583
FHA/VA first mortgages	130	23,950	47	9,113	591	140,385
Multi-family and commercial mortgages	7	7,094	1	4	5	3,223
Construction loans	—	—	—	—	2	2,723
Consumer and other loans	25	2,063	11	890	60	6,250

Total	974	$334,364	538	$212,630	3,414	$1,112,206

Delinquent loans to total loans		1.33%		0.84%		4.42%

At December 31, 2012
One- to four- family first mortgages:
Amortizing	805	$299,454	494	$189,205	2,521	$836,403
Interest-only	83	58,004	43	29,609	307	182,239
FHA/VA first mortgages	154	27,668	74	16,828	525	129,553
Multi-family and commercial mortgages	5	6,474	3	3,190	5	1,688
Construction loans	—	—	—	—	3	4,669
Consumer and other loans	35	2,241	9	447	71	7,975

Total	1,082	$393,841	623	$239,279	3,432	$1,162,527

Delinquent loans to total loans		1.45%		0.88%		4.29%

Potential problem loans consist of early-stage delinquencies and troubled debt restructurings that are not included in non-accrual loans. Loans modified in a troubled debt restructuring totaled $257.7 million at June 30, 2013 of which $22.0 million were 30 to 59 days past due, $8.8 million were 60 to 89 days past due and $133.0 million were 90 days or more past due and were included in non-accrual loans. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $11.2 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first six months of 2013 for which we ceased accruing interest. At December 31, 2012, loans modified in a troubled debt restructuring totaled $215.1 million of which $29.0 million were 30 to 59 days past due, $14.3 million were 60 to 89 days past due and $107.3 million were 90 days or more past due and are included in non-accrual loans.

Loans that were modified in a troubled debt restructuring primarily represent loans that have been in a deferred principal payment plan for an extended period of time, generally in excess of six months, loans that have had past due amounts capitalized as part of the loan balance, loans that have a confirmed Chapter 13 bankruptcy status and other repayment plans. In addition, based on recent regulatory guidance, as of June 30, 2013 we classified $141.2 million of loans that have completed Chapter 7 bankruptcy as troubled debt restructurings as compared to $115.4 million at December 31, 2012. These loans are individually evaluated for impairment to determine if the carrying value of the loan is in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows.

Troubled debt restructurings are summarized as follows:

	June 30, 2013			December 31, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(In thousands)

Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	744	$257,552	$226,818	633	$224,798	$197,392
Interest-only	45	24,762	21,232	15	8,593	8,652
Multi-family and commercial mortgages	2	7,029	7,029	2	7,038	7,038
Consumer and other loans	22	2,627	2,609	16	2,011	2,009

Total	813	$291,970	$257,688	666	$242,440	$215,091

Foreclosed real estate amounted to $61.6 million and $47.3 million at June 30, 2013 and December 31, 2012, respectively. During the first six months of 2013, we sold 91 properties as compared to 104 properties during the first six months of 2012. Write-downs and net gains on the sale of foreclosed real estate amounted to a net gain of $407,000 for the six months ended June 30, 2013 as compared to a net loss of $1.3 million for the comparable period in 2012.

Allowance for Loan Losses

The following table presents the activity in our allowance for loan losses at or for the dates indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$301,093	$280,713	$302,348	$273,791

Provision for loan losses	12,500	25,000	32,500	50,000
Charge-offs:
First mortgage loans	(20,693)	(22,929)	(47,831)	(46,399)
Consumer and other loans	(203)	(93)	(451)	(113)

Total charge-offs	(20,896)	(23,022)	(48,282)	(46,512)
Recoveries	4,591	5,210	10,722	10,622

Net charge-offs	(16,305)	(17,812)	(37,560)	(35,890)

Balance at end of period	$297,288	$287,901	$297,288	$287,901

Allowance for loan losses to total loans	1.18%	1.02%	1.18%	1.02
Allowance for loan losses to non-performing loans	26.73	26.32	26.73	26.32
Net charge-offs as a percentage of average loans (1)	0.26	0.25	0.29	0.25

(1)	Ratio is annualized

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At June 30, 2013		At December 31, 2012
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)

First mortgage loans:
One- to four-family	$292,473	98.99%	$295,096	98.95%
Other first mortgages	1,385	0.12	3,053	0.14

Total first mortgage loans	293,858	99.11	298,149	99.09

Consumer and other loans	3,430	0.89	4,199	0.91

Total allowance for loan losses	$297,288	100.00%	$302,348	100.00%

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

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. Our loan production (originations and purchases) was $1.73 billion during the first six months of 2013 as compared to $2.53 billion during the first six months of 2012. Principal repayments on loans amounted to $3.55 billion and $3.59 billion for those same respective periods. Refinancing activity caused by low market interest rates have caused repayments to remain elevated during the first six months of 2013. At June 30, 2013, commitments to originate and purchase mortgage loans amounted to $400.7 million and $0 respectively, as compared to $650.8 million and $140,000 respectively, at June 30, 2012.

Purchases of mortgage-backed securities during the six months ended June 30, 2013 were $1.25 billion as compared to $1.32 billion during the same period in 2012, which included $629.1 million of securities purchased with settlement dates in the third quarter of 2012. Principal repayments on mortgage-backed securities amounted to $1.79 billion for the six months ended June 30, 2013 as compared to $1.74 billion for the six months ended June 30, 2012.

During the first six months of 2013, purchases of investment securities amounted to $298.0 million as compared to $407.8 million for the same period in 2012. There were no calls of investment securities during the first six months of 2013 as compared to $500.0 million of calls of investment securities during the first six months of 2012. We sold $405.7 million of corporate bonds during the six months ended June 30, 2013 resulting in a gain of $7.2 million.

At June 30, 2013, mortgage-backed securities and investment securities with an amortized cost of $8.27 billion were used as collateral for securities sold under agreements to repurchase and at that date we had $2.32 billion of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the six months ended June 30, 2013, we had net redemptions of $9.4 million of FHLB common stock as compared to $97.8 million for the same period in 2012.

During the first six months of 2013, Federal funds sold and other overnight deposits increased $2.24 billion to $2.90 billion. The increase in Federal funds and other overnight deposits was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $864.6 million during the first six months of 2013 as compared to a decrease of $863.2 million for the first six months of 2012. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Our deposit rates remained at low levels during the first six months of 2013 to continue our balance sheet reduction while profitable investment opportunities remain scarce in the current environment since the low yields that are available to us for mortgage-related assets and investment securities have made a growth strategy less prudent until market conditions improve. At June 30, 2013, time deposits scheduled to mature within one year totaled $7.88 billion with an average cost of 0.82%. These time deposits are scheduled to mature as follows: $2.62 billion with an average cost of 0.61% in the third quarter of 2013, $2.08 billion with an average cost of 0.83% in the fourth quarter of 2013, $1.56 billion with an average cost of 1.04% in the first quarter of 2014 and $1.62 billion with an average cost of 0.93% in the second quarter of 2014. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. At June 30, 2013 we had $7.93 billion of structured putable borrowings with a weighted-average rate of 4.47%.

Structured putable borrowings with put dates within one year amounted to $7.18 billion at June 30, 2013. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. At June 30, 2013 we had a concentration of borrowings with a single counterparty with $6.03 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

Our remaining borrowings are fixed-rate, fixed maturity borrowings of $4.25 billion with a weighted-average rate of 4.81% at June 30, 2013. There are no borrowings with scheduled maturities within the next twelve months.

Our liquidity management process is structured to meet our daily funding needs and to cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.

Cash dividends paid during the six months ended June 30, 2013 were $59.7 million as compared to $79.4 million for same period in 2012. We did not purchase any of our common shares during the first six months June 30, 2013 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. Pursuant to the Merger Agreement, we may not repurchase any shares without the consent of M&T. At June 30, 2013, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. At June 30, 2013, Hudson City Bancorp had total cash and due from banks of $132.8 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that will enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. Prior to the execution of Amendment No. 1, the implementation of the strategic plan had been suspended pending the completion of the Merger. Since the execution of Amendment No. 1, we have updated the strategic plan, prioritizing certain matters that can be achieved during the pendency of the Merger. The Company intends to proceed with implementation of the prioritized aspects of the updated strategic plan.

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

At June 30, 2013, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 10.41%, 10.41% and 23.78%, respectively. We have agreed in the Bank MOU not to materially deviate from our capital plan without regulatory approval.

Pursuant to the Reform Act, we will become subject to new minimum capital requirements. In July 2013, the Agencies issued rules that will subject many savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements. The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Hudson City Bancorp and Hudson City Savings, consistent with the Reform Act and the Basel III capital standards, add a new common equity Tier 1 risk-based capital ratio and add an additional common equity Tier 1 capital conservation buffer, or Conservation Buffer, of 2.50% of risk-weighted assets, to be applied to the new common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the total risk-based capital ratio. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. The rules also revise the calculation of risk-weighted assets to enhance their risk sensitivity and phase out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets will be phased in to allow banking organizations to meet the new capital standards, with the initial provisions effective for Hudson City Bancorp and Hudson City Savings on January 1, 2015. We are continuing to review and prepare for the impact that the Reform Act, Basel III capital standards and related rulemaking will have on our business, financial condition and results of operations. For additional information, see Part II, Item 1A, “Risk Factors.”

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

The following table reports the amounts of our contractual obligations as of June 30, 2013.

	Payments Due By Period
Contractual Obligation	Total	Less Than One Year	One Year to Three Years	Three Years to Five Years	More Than Five Years
	(In thousands)

Mortgage loan originations	$400,689	$400,689	$—	$—	$—
Mortgage-backed security purchases	100,000	100,000	—	—	—
Repayment of borrowed funds	12,175,000	—	75,000	6,400,000	5,700,000
Operating leases	145,731	10,604	20,787	19,750	94,590

Total	$12,821,420	$511,293	$95,787	$6,419,750	$5,794,590

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial/construction lines of credit and overdraft lines of credit, which do not have fixed expiration dates, of approximately $156.1 million, $3.3 million, and $2.4 million, respectively. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. During the first six months of 2013, the commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.

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

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at June 30, 2013. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2013. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At June 30, 2013, approximately 83.3% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Virginia, Illinois and Maryland, accounted for 4.6%, 1.4%, 1.9%, and 1.8%, respectively of total loans. The remaining 7.0% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during the first six months of 2013. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

We provide our actuary with certain rate assumptions used in measuring our benefit obligation. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow/yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s bond indices, for reasonableness. For our pension plan, a discount rate of 4.63% was selected for the December 31, 2012 measurement date and the 2013 expense calculation.

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

For our post-retirement benefit plan, a discount rate of 4.00% was used for the December 31, 2012 measurement date and 4.55% was used for the 2013 expense calculation. The assumed health care cost trend rate used to measure the expected cost of other benefits for 2012 was 8.0%. The rate was assumed to decrease gradually to 4.75% for 2021 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level.

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

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first six months of 2013.

Impairment of Goodwill

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually using a fair-value based two-step approach. Goodwill and other intangible assets amounted to $153.7million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2013. The Company announced the Merger in the third quarter of 2012. Based on the average actual closing price of our common stock and the average implied price, based on the terms of the Merger Agreement, for the period from the Merger announcement date, August 24, 2012, through June 30, 2013, the fair value of the Company would be between $4.23 billion and $4.35 billion. Since these amounts are less than the reported amount of shareholders’ equity, we performed Step 2 of the goodwill impairment test.

For Step 2 of the goodwill impairment test, we compared the fair value of the Company based on the merger price with the fair value of the assets and liabilities of the Company to calculate an implied goodwill. Based on our Step 2 analysis, the implied goodwill of the Company exceeded the carrying value of goodwill.

Based on the results of the goodwill impairment analyses we performed at June 30, 2013, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during the six months ended June 30, 2013. The estimated fair value of the Company is based on, among other things, the market price of our common stock as calculated based on the terms of the Merger. In addition, the fair values of the Company’s assets and liabilities are determined using estimates and assumptions and are highly sensitive to market interest rates. As a result of the current volatility in market and economic conditions, these estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2012 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein, as of June 30, 2013.

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2013 and did not have any such hedging transactions in place at June 30, 2013. Our mortgage loan and mortgage-backed security portfolios, which comprise approximately 89% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the recent pressure on housing prices. Our mortgage-related assets are also subject to pre-payment risk due to mortgage refinancing and/or housing turnover. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known and potential losses.

Historically, our lending activities have emphasized one- to four-family fixed-rate and variable rate first and second mortgage loans. Additionally, the bank holds sizable positions in variable-rate or hybrid-rate mortgage-backed securities. As of June 30, 2013, approximately 58% of our first mortgage loans had fixed interest rates while approximately 81% of our mortgage-backed securities had contractual rate adjustments features. The current prevailing interest rate environment and the desires of our customers have resulted in a demand for longer-term hybrid (5- to 10-year periods of no rate adjustment, adjustable annually thereafter) and fixed-rate mortgage loans. These longer term hybrid and fixed-rate interest earning assets may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits.

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

Variable-rate/hybrid products constituted 79% of loan originations and purchases and 40% of mortgage-backed security purchases year-to-date. In the aggregate, 64% of our mortgage-related asset originations and purchases were variable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 46% as of June 30, 2013 compared with 47% as of December 31, 2012. The slight decrease in this ratio reflects the higher percentage of variable-rate/hybrid instruments originated and purchased during 2013. However, included in the variable-rate/hybrid total are mortgage-related assets whose contractual next rate change date is over five years.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $9.10 billion of interest-bearing non-maturity deposits, and $7.88 billion of time deposits scheduled to mature within the next 12 months. Borrowings, advances from the Federal Home Loan Bank of NY and term repurchase agreements with major broker/dealers, are an additional principal source of funding. As of June 30, 2013, these borrowings totaled $12.18 billion, $7.93 billion of which are putable. Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. As a result, many of our quarterly putable borrowings have become putable within three months. Of the $7.93 billion are putable borrowings, $2.93 billion with a weighted average rate of 4.43% could be put back to the Bank during any three-month period. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 250 basis points.

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

The difference between rates on the yield curve impacts our net interest income. As a result of our investment and financing decisions, the steeper the slope of the yield curve, the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than five years, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. During the first six months of 2013, a more stable economic environment and market reservations regarding the continued pace of the Federal Reserve quantitative easing program has resulted in a modestly steeper yield curve.

The FOMC noted that economic activity has been expanding at a moderate pace. The FOMC noted that the housing sector has strengthened and household spending and growth in business fixed investment has advanced, but fiscal policy has restrained growth. Labor market conditions have continued to show signs of improvement, but the unemployment rate remains at elevated levels. The national unemployment rate decreased to 7.6% in June 2013 from 7.8% in December 2012 and 8.2% in June 2012. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the second quarter of 2013 and stated that exceptionally low levels for the federal funds rate will be appropriate for at least as long as the unemployment rate remains above 6.5%. Previously, the FOMC stated that these levels for the federal funds rate are likely to be warranted at least through mid-2015.

The FOMC continued its accommodative monetary policy by purchasing additional agency mortgage-backed securities at $40.0 billion per month and longer-term Treasury securities at a pace of $45.0 billion per month to ensure that inflation is at the rate most consistent with its dual mandate regarding both inflation and unemployment. The recent improvement in economic conditions resulted in market speculation of a “tapering” of these programs. As a result, longer-term interest rates increased during the second quarter of 2013 with the rate on the 10 year U.S. Treasury security increasing by approximately 65 basis points. While longer-term interest rates increased during the second quarter of 2013, they still remain at historically low levels. Consequently, the yields on our mortgage-related assets continued to decrease during the second quarter of 2013.

With short-term market interest rates remaining at low levels and longer term rates increasing modestly during the first six months of 2013, the current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of funds, and has also allowed us to price longer-term time deposits (2-5 year maturities) at lower rates and maintain the weighted-average remaining maturity on this portfolio. Despite the increase in longer term rates in May and June, the yields on our primary investments of mortgage loans and mortgage-backed securities continued to move lower in the first six months of 2013. Additionally, the low interest rate environment during the first quarter of 2013 had elevated prepayment speeds on these assets as customers sought to refinance their current loans; and, elevated prepayments speeds continued through June 30, 2013.

Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors, and demographic variables. However, the principal factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities, and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have remained at elevated levels during the first six months of 2013. Accordingly, we have used relatively high levels of prepayment activity in our interest rate risk modeling presented below. While the rate of prepayment has generally remained elevated, mortgage-related assets have diminished as re-investment opportunities during 2012 and during the first six months of 2013 have been limited.

On the liability-side, our borrowings have traditionally consisted of structured putable borrowings with ten year final maturities and initial non-put periods of one to five years. The likelihood of a borrowing being put back is directly related to the current market interest rates, meaning the higher interest rates move, the more likely the borrowing would be put back. The level of put activity generally affects the cost of our borrowed funds, as the put of a borrowing would generally necessitate the re-borrowing of the funds or deposit growth at the higher current market interest rates. During the first six of 2013 we experienced no put activity on our borrowed funds due to the continued low levels of market interest rates. We do not believe a significant amount of these borrowings will be put back to us unless rates increase in excess of 250 basis points.

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

Interest Rate Risk Modeling

Simulation Model. We use our internal simulation models as our primary means to calculate and monitor the interest rate risk inherent in our portfolio. These models report changes to net interest income and the economic value of equity in different interest rate environments, assuming either an incremental or instantaneous and permanent parallel interest rate shock, as applicable, to all interest rate-sensitive assets and liabilities. We assume maturing or called instruments are reinvested into the same type of product with the rate earned or paid reset to our currently offered rate for loans and deposits or the current market rate for securities and borrowed funds. We have not reported the minus 200 or minus 250 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historically low interest rate levels, the resulting information would not be meaningful.

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months ending June 2014 assuming both incremental and instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

Change in	Percent Change in Net Interest Income
Interest Rates	Instantaneous Change	Incremental Change
(Basis points)

300	(2.57)%	3.19
200	(1.14)	2.30
100	0.38	1.17
50	0.46	0.58
(50)	(1.41)	(0.86)
(100)	(5.46)	(2.18)

Of note in the positive shock scenarios:

•

For instantaneous rate changes, net interest income improves for a modest increase in interest rates, up to 100 basis points, as the interest expense of deposits lags market rates. Net interest income deteriorates in larger market moves, i.e. greater than 100 basis points, as interest earning assets re-pricing is more than offset by increased deposit expense.

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

Net Present Value of Equity. We also monitor our interest rate risk by monitoring changes in the net present value of equity in the different rate environments. The net present value of equity is the difference between the estimated fair value of assets and liabilities. The changes in the market value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. Their values are derived from the characteristics of the asset or liability (i.e., fixed-rate, adjustable-rate, caps, and floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed-rate asset will decline. In contrast, the fair market value of an adjustable-rate asset, depending on its re-pricing characteristics, will likely decline by less. Increases in the market value of assets will increase the present value of equity. In contrast, decreases in the market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity while decreases in the market value of liabilities will increase the present value of equity.

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at June 30, 2013. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.0% and a minimum present value ratio of 5.00% in the plus 250 basis point interest rate shock scenario.

Change in Interest Rates	Present Value Ratio	Basis Point Change
(Basis points)

300	5.24%	(447)
200	7.45	(226)
100	8.96	(75)
50	9.43	(28)
0	9.71	—
(50)	9.73	2
(100)	9.42	(29)

Of note in the positive shock scenarios:

•

The net present value ratio decreases as interest rates increase. This is due to the fact that our assets are more sensitive to changes in interest rates over various time horizons than our liabilities. These sensitivity measures are referred to as duration. As such, the net present value of assets falls more that the net present value of liabilities in rising interest rate environments.

•

The increase in long-term interest rates during the second quarter of 2013 resulted in lower market values of fixed-rate mortgages. This caused the net present value ratio in the +100 basis points and greater scenarios to decrease during the second quarter of 2013.

Of note in the negative shock scenarios:

•

As noted above, the duration of assets is greater than the duration of liabilities. As such, the net present value of assets increases more that the net present value of liabilities in modestly declining interest rate environments. Hence, the net present value ratio improves modestly in the (50) basis point scenario.

•

As rates continue to decline beyond (50) basis points, prepayments on our mortgage loans accelerate and the duration of assets decrease to such an extent that the duration of liabilities exceeds the duration of assets in the (100) basis point scenario. As a result, the net present value ratio decreases in this scenario.

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

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2013, which we anticipate to re-price or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that re-price or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and putable borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year and which we believe the instrument will be called or put based on the current interest rate environment, or at their contractual maturity date or next interest rate step-up date, as applicable. For this analysis, we did not report any investment securities or borrowed funds at their call or put date. We have excluded non-accrual mortgage loans of $965.6 million and non-accrual other loans of $6.3 million from the table.

	At June 30, 2013
	Six months or less	More than six months to one year	More than one year to two years	More than two years to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$3,279,187	$2,755,234	$4,027,919	$3,319,987	$4,241,969	$6,361,336	$23,985,632
Consumer and other loans	98,333	2,183	8,545	18,649	7,188	82,895	217,793
Federal funds sold	2,899,637	—	—	—	—	—	2,899,637
Mortgage-backed securities	2,986,254	768,124	1,243,894	2,655,326	1,428,441	1,229,063	10,311,102
FHLB stock	347,102	—	—	—	—	—	347,102
Investment securities	7,215	—	—	—	289,939	39,011	336,165

Total interest-earning assets	9,617,728	3,525,541	5,280,358	5,993,962	5,967,537	7,712,305	38,097,431

Interest-bearing liabilities:
Savings accounts	59,242	59,243	104,662	91,826	152,056	520,346	987,375
Interest-bearing demand accounts	212,599	212,599	310,774	256,112	385,610	842,798	2,220,492
Money market accounts	797,227	797,227	1,151,006	833,615	1,047,556	1,269,688	5,896,319
Time deposits	4,699,180	3,177,676	2,882,191	1,111,190	994,393	—	12,864,630
Borrowed funds	—	—	—	1,825,000	5,000,000	5,350,000	12,175,000

Total interest-bearing liabilities	5,768,248	4,246,745	4,448,633	4,117,743	7,579,615	7,982,832	34,143,816

Interest rate sensitivity gap	$3,849,480	$(721,204)	$831,725	$1,876,219	$(1,612,078)	$(270,527)	$3,953,615

Cumulative interest rate sensitivity gap	$3,849,480	$3,128,276	$3,960,001	$5,836,220	$4,224,142	$3,953,615

Cumulative interest rate sensitivity gap as a percent of total assets	9.70%	7.88%	9.98%	14.70%	10.64%	9.96%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	166.74%	131.24%	127.38%	131.41%	116.15%	111.58%

Of note regarding the GAP analysis:

•	we have no borrowings maturing within the next 24 months; and

•	we have experienced elevated levels of prepayment activity on our mortgage-related assets as interest rates have continued at relatively low levels.

Of note in comparison to December 31, 2012:

•

the cumulative one-year gap as a percent of total assets was positive 7.88 % at June 30, 2013 vs. 6.69% at December 31, 2012 primarily due to an increase in federal funds sold of $2.17 billion to $2.90 billion at June 30, 2013.

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

Item 4. - Controls and Procedures

Ronald E. Hermance, Jr., our Chairman and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2013, since the announcement of the Merger, eighteen putative class action complaints have been filed in the Court of Chancery, Delaware against Hudson City Bancorp, its directors, M&T, and WTC challenging the Merger. Six putative class actions challenging the Merger have also been filed in the Superior Court for Bergen County, Chancery Division, of New Jersey (the “New Jersey Court”). The lawsuits generally allege, among other things, that the Hudson City Bancorp directors breached their fiduciary duties to Hudson City Bancorp’s public shareholders by approving the Merger at an unfair price, that the Merger was the product of a flawed sales process, and that Hudson City Bancorp and M&T filed a misleading and incomplete Form S-4 with the SEC in connection with the proposed transaction. All 24 lawsuits seek, among other things, to enjoin completion of the Merger and an award of costs and attorneys’ fees. Certain of the actions also seek an accounting of damages sustained as a result of the alleged breaches of fiduciary duty and punitive damages.

As disclosed in the Company’s Current Report on Form 8-K dated April 12, 2013, on April 12, 2013, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs regarding the settlement of the actions described above (collectively, the “Actions”).

Under the terms of the MOU, Hudson City Bancorp, M&T, the other named defendants, and all the plaintiffs have reached an agreement in principle to settle the Actions and release the defendants from all claims relating to the Merger, subject to approval of the New Jersey Court. Pursuant to the MOU, Hudson City Bancorp and M&T agreed to make available additional information to Hudson City Bancorp shareholders. The additional information was contained in a Supplement to the Joint Proxy Statement filed with the SEC as an exhibit to a Current Report on Form 8-K dated April 12, 2013. In addition, under the terms of the MOU, plaintiffs’ counsel also has reserved the right to seek an award of attorneys’ fees and expenses. If the New Jersey Court approves the settlement contemplated by the MOU, the Actions will be dismissed with prejudice. The settlement will not affect the Merger consideration to be paid to Hudson City Bancorp’s shareholders in connection with the proposed Merger. In the event the New Jersey Court approves an award of attorneys’ fees and expenses in connection with the settlement, such fees and expenses shall be paid by Hudson City, its successor in interest, or its insurers.

Hudson City Bancorp, M&T, and the other defendants deny all of the allegations in the Actions and believe the disclosures in the Joint Proxy Statement are adequate under the law. Nevertheless, Hudson City Bancorp, M&T, and the other defendants have agreed to settle the Actions in order to avoid the costs, disruption, and distraction of further litigation.

Item 1A. – Risk Factors

For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2012 Annual Report on Form 10-K and Part II, Item 1A in our March 31, 2013 Form 10-Q. There has been no material change in risk factors since March 31, 2013, except as noted below.

As a result of the Reform Act and recent rulemaking, we will become subject to more stringent capital requirements.

The Reform Act requires the federal bank regulatory agencies (the “Agencies”) to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. In addition, the Reform Act specifically authorizes the FRB to issue regulations relating to capital requirements for savings and loan holding companies.

In July 2013, the Agencies adopted final rules (the “Final Rules”), to update the Agencies’ general risk-based capital and leverage capital requirements to incorporate agreements reflected in Basel III as well as the requirements of the Reform Act. The Final Rules:

•

establish consolidated capital requirements for many savings and loan holding companies, including Hudson City Bancorp (with certain savings and loan holding companies having substantial insurance underwriting or commercial activities being exempt from the Final Rules);

•

revise the required minimum risk-based and leverage capital requirements by: (1) establishing a new minimum common equity Tier 1 risk-based capital ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%, (2) raising the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%; (3) maintaining the minimum total risk-based capital ratio of 8.0%; and (4) maintaining a minimum leverage ratio (Tier 1 capital to adjusted average consolidated assets) of 4.0%;

•

revise the rules for calculating risk-weighted assets to enhance their risk sensitivity, which includes (i) a new framework under which mortgage-backed securities and other securitization exposures will be subject to risk-weights ranging from 20% to 1250% and (ii) adjusted risk-weights for certain credit exposures that are 90 days or more past due or on nonaccrual, which will be subject to a 150% risk-weight, except in situations where qualifying collateral and/or guarantees are in place; however, the Agencies determined to retain the existing treatment of residential mortgage exposures, which remain subject to either a 50% risk-weight (for prudently underwritten owner-occupied first liens that are current or less than 90 days due) or a 100% risk-weight (for all other residential mortgage exposures, including 90 day or more past due exposures);

•

add a requirement to maintain a minimum Conservation Buffer, composed of common equity Tier 1 capital, of 2.5% of risk-weighted assets, which means that banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a common equity Tier 1 risk-based capital ratio greater than 7%, a Tier 1 risk-based capital ratio greater than 8.5% and a total risk-based capital ratio greater than 10.5%; and

•

change the definition of capital categories for insured depository institutions for purposes of the Prompt Corrective Action rules: to be considered “well-capitalized”, Hudson City Savings must have a common equity Tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5%.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets are effective beginning January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The Final Rules establish a common equity Tier 1 capital as a new capital component. Common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the Final Rule, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest. As a result, Tier 1 capital has two components: common equity Tier 1 capital and additional Tier 1 capital. The Final Rules also revise the eligibility criteria for inclusion in additional Tier 1 and Tier 2 capital. As a result of these changes, certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, will be excluded as a component of Tier 1 capital for institutions of our size.

The Final Rules further require that certain items be deducted from common equity Tier 1 capital, including (i) goodwill and other intangible assets, other than mortgage servicing rights, net of deferred tax liabilities (“DTLs”), (ii) deferred tax assets that arise from operating losses and tax credit carryforwards, net of valuation allowances and DTLs; (iii) after-tax gain-on-sale associated with a securitization exposure and (iv) defined benefit pension fund assets held by a depository institution holding company, net of DTLs. In addition, banking organizations must deduct from common equity Tier 1 capital the amount of certain assets, including mortgage servicing assets, that exceed certain thresholds. The Final Rules also allow all but the largest banking organizations to make a one-time election not to recognize unrealized gains and losses on available-for-sale debt securities in regulatory capital, as under prior capital rules.

The Final Rules provide that the failure to maintain the Conservation Buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. If a banking organization’s Conservation Buffer is less than 0.625%, the banking organization may not make any capital distributions or discretionary cash bonus payments to executive officers. If the Conservation Buffer is greater than 0.625% but not greater than 1.25%, capital distributions and discretionary cash bonus payments are limited to 20% of net income for the four calendar quarters preceding the applicable calendar quarter (net of any such capital distributions and discretionary bonus payments), or Eligible Retained Income. If the Conservation Buffer is greater than 1.25% but not greater than 1.875%, the limit is 40% of Eligible Retained Income, and if the Conservation buffer is greater than 1.875% but not greater than 2.5%, the limit is 60% of Eligible Retained Income. As a result, under the Final Rules, if Hudson City Savings fails to maintain the Conservation Buffer, we will be subject to limits, and possibly prohibitions, on our ability to obtain capital distributions from Hudson City Savings. If we do not receive sufficient cash dividends from Hudson City Savings, then we may not have sufficient funds to pay dividends on our common stock, service our debt obligations or repurchase our common stock. In addition, if Hudson City Savings fails to maintain the Conservation Buffer, we may be limited in our ability to pay certain cash bonuses to our executive officers which may make it more difficult to retain key personnel.

In October 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion, which were proposed in January 2012. Although the final rules became effective on October 9, 2012, the Agencies revised the timeline for implementing the final rules for national banks and federal savings associations with consolidated assets between $10 billion and $50 billion, such as Hudson City Savings, delaying the requirement to perform annual capital-adequacy stress tests until October 2013. Under the rules, the OCC will provide institutions with economic scenarios, reflecting baseline, adverse and severely adverse conditions. Hudson City Savings will be required to use the scenarios to calculate, for each quarter-end within a nine-quarter planning horizon, the impact of such scenarios on revenues, losses, loan loss reserves and regulatory capital levels and ratios, taking into account all relevant exposures and activities. On or before March 31 of each year beginning in 2014, Hudson City Savings will be required to submit a report of the results of its stress test to the OCC and publish a summary of the results between June 15 and June 30 of each year following the submission to the OCC. The rule also requires each institution to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rule.

In October 2012, the FRB published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies. In accordance with these rules, Hudson City Bancorp will be required to conduct annual stress tests as of September 30 of each year and submit regulatory reports to the FRB on their stress tests by March 31 of each year. A summary of the company-run stress tests is required to be published. The stress test requirement is predicated on a company being subject to consolidated capital requirements and, therefore, the FRB delayed effectiveness of this requirement for savings and loan holding companies, such as Hudson City Bancorp, until the FRB has established risk-based capital requirements for such institutions.

While we are continuing to review the impact of the Reform Act, Basel III and the Final Rules, there can be no assurance that the Reform Act and the Final Rules will not have a material impact on our business, financial condition and results of operations.

The completion of the Merger has been delayed which subjects Hudson City to business uncertainties and the continuation of contractual restrictions while the Merger is pending.

On April 12, 2013, M&T and Hudson City Bancorp announced that additional time will be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On April 13, 2013, M&T and Hudson City Bancorp entered into Amendment No 1 to the Merger Agreement. Amendment No. 1, among other things, extends the date after which either party may elect to terminate the Merger Agreement if the Merger has not yet been completed from August 27, 2013 to January 31, 2014. In addition, on June 17, 2013, M&T entered into a written agreement with the FRB. If the Merger is not completed by January 31, 2014, either party may terminate the Merger Agreement. Although the shareholders of both companies have approved the Merger, the completion of the Merger may become subject to further delays due to the regulatory process and the matters covered by the written agreement. If M&T and Hudson City Bancorp agree to any further extensions or amendments of the Merger Agreement, further shareholder approval may be required.

During the pendency of the Merger, we remain subject to the MOUs. Prior to the execution of Amendment No. 1, the implementation of the strategic plan had been suspended pending the completion of the Merger. Since the execution of Amendment No. 1, we have updated the strategic plan, prioritizing certain matters that can be achieved during the pendency of the Merger. The Company is proceeding with implementation of the prioritized aspects of the updated strategic plan. Implementation of the strategic plan may result in increased operating expenses going forward as we add functionality for our proposed new business lines at a time during which we may experience further declines in net interest income, placing further pressure on net income going forward.

Uncertainty about the timing and certainty for the completion of the Merger may have an adverse effect on Hudson City and consequently on M&T. These uncertainties may impair Hudson City’s ability to attract, retain and motivate key personnel until the Merger is completed. In planning for the completion of the Merger, M&T had previously advised certain employees of significant changes in their future roles with the combined entity, resulting in the loss of some employees and the likelihood that other employees may have begun the process of seeking employment elsewhere. The extension of the Merger Agreement and the expected time that Hudson City will operate as a standalone entity has caused Hudson City to take certain steps to retain its key employees, as permitted by Amendment No. 1. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Hudson City or the combined business, Hudson City’s business could be negatively impacted. In addition, the Merger Agreement restricts Hudson City from making certain acquisitions and taking other specified actions without the consent of M&T while the Merger Agreement is in effect and completion of the Merger is pending. These restrictions may prevent Hudson City from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the second quarter of 2013 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-April 30, 2013	—	$—	—	50,123,550

May 1-May 31, 2013	—	—	—	50,123,550

June 1-June 30, 2013	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012 and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vi) Notes to the Unaudited Consolidated Financial Statements (detail tagged).

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date:	August 8, 2013	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2013	By:	/s/ Anthony J. Fabiano
Anthony J. Fabiano
Executive Vice President
(Principal Accounting Officer)